Form 10-K
period 1993-12-31
UNIVERSAL HEALTH SERVICES INC
filed 1994-03-30
CIK 352915

==============================================================================
                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                --------------
  (MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NO. 0-10454

                       UNIVERSAL HEALTH SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              23-2077891
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)
      UNIVERSAL CORPORATE CENTER
         367 SOUTH GULPH ROAD
     KING OF PRUSSIA, PENNSYLVANIA                      19406
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 768-3300

                                --------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
        Title of each Class               Name of exchange on which registered
Class B Common Stock, $.01 par value            New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     CLASS D COMMON STOCK, $.01 PAR VALUE
                            (TITLE OF EACH CLASS)

                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   x        No
                                -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of February 11, 1994, was 1,139,123, 12,179,161, 114,482, and 26,026, respectively.

The aggregate market value of voting stock held by non-affiliates at February 11, 1994 was $267,020,534. (For purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 1994 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993 (incorporated by reference under Part III).
==============================================================================

                                    PART I

ITEM I.  Business

    Universal Health Services, Inc., (together with its subsidiaries, the "Company" or "UHS"), formed in 1978, is engaged principally in owning and operating acute care and psychiatric hospitals and ambulatory treatment centers. The Company currently operates 26 hospitals with an aggregate of 3,579 licensed beds. Of these facilities, 13 are general acute care hospitals and 13 are psychiatric care facilities (two of which are substance abuse facilities). In addition, the Company, as part of its Ambulatory Treatment Centers Division, owns in partnership with physicians, and operates surgery centers located in Springfield, Missouri; Midwest City, Oklahoma; Odessa, Texas; St. George, Utah; Littleton, Colorado; New Albany, Indiana; Ponca City, Oklahoma; and Rancho Mirage, California.

    UHS has also entered into other specialized medical service arrangements, laboratory services, mobile Computerized Tomography (CT) and Magnetic Resonance Imaging (MRI) services, preferred provider organization arrangements, health maintenance organization contracts, medical office building leasing, construction management services, and real estate management and administrative services.

    UHS provides capital resources, as well as a variety of management services to its hospitals and ambulatory treatment centers, including central purchasing, data processing, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations. Each of the hospitals and ambulatory treatment centers currently owned by the Company provides the medical and surgical, psychiatric, or ambulatory services typically available in such facilities. Each hospital is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital.

    The Company selectively seeks opportunities to expand its base of operations by acquiring, constructing or leasing additional hospital facilities. In addition, it is the Company's objective to increase the operating revenues and profitability of owned hospitals by the introduction of new services, improvement of existing services including an emphasis on the expansion of outpatient services, physician recruitment and the application of financial and operational controls. The Company also continues to examine its facilities and to dispose of those facilities which it believes do not have the potential to contribute to the Company's growth or operating strategy.

    The Company is involved in continual development activities. Applications to state health planning agencies to add new services in existing hospitals are currently on file in several states which require certificates of need (e.g., Georgia and Florida). Although the Company expects that some of these applications will result in the addition of new facilities or services to the Company's operations, no assurances can be made for ultimate success by the Company in these efforts.

    The Company serves as advisor to Universal Health Realty Income Trust ("UHT") which leases to the Company the real property of 8 facilities operated by the Company. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of February 11, 1994, the Company owns 7.7% of UHT's outstanding shares and has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

RECENT DEVELOPMENTS

    The Company continued its strategy of consolidation in 1993 to focus on its core operations and selective expansion in areas in which it believes there are opportunities for growth. The Company sold the operations and fixed assets of Doctors' Hospital of Hollywood, a 124-bed acute care facility in Hollywood, Florida in October 1993. In December 1993, the Company sold the operations and certain fixed assets of Belmont Community Hospital, a 134-bed acute care facility in Chicago, Illinois which had been leased from UHT. Con-currently, the Company sold certain related real property to UHT which leased the facility to an unaffiliated third party.

    In 1993, the Company continued to add to its Ambulatory Treatment Centers Division and acquired, in partnership with physicians, four additional free-standing ambulatory surgery centers located in Littleton, Colorado; New Albany, Indiana; Ponca City, Oklahoma; and Rancho Mirage, California. Also, as part of this Division, the Company acquired Columbia Radiation Oncology, a radiotherapy facility in Washington, D.C.

    The Company also selectively expanded its operations at certain of its existing facilities: Valley Hospital Medical Center in Las Vegas, Nevada, (1) opened its 57,000 square foot two-story tower which accommodates 106 new patient beds, nursing facilities and administrative offices; (2) opened its new Cardiology Department and Catheterization Lab; and (3) opened its new emergency room. McAllen Medical Center in McAllen, Texas opened its newly constructed 7th and 8th floors which contain a 32-bed Sub-Acute Skilled Nursing Center and 67 additional medical/surgical beds. Auburn General Hospital in Auburn, Washington began construction on a medical office building which is scheduled for completion in October 1994.

    In addition, the Company opened a second medical office building on the Regional Cancer Center Campus at its Wellington Regional Medical Center in West Palm Beach, Florida, and opened the Comprehensive Cancer Center at Westlake Medical Center in Westlake Village, California.

BED UTILIZATION AND OCCUPANCY RATES

    The following table shows the bed utilization and occupancy rates for the hospitals operated by the Company for the years indicated, excluding information relating to hospitals no longer owned by the Company as of December 31, 1993 and, accordingly, the information is presented on a basis different from that used in preparing the historical financial information included in this Report.

                                               1989             1990             1991             1992             1993
                                             --------         --------         --------         --------         --------
Average Licensed Beds...............            3,145            3,169            3,266            3,352            3,447
Average Available Beds (1)..........            2,903            2,871            2,966            3,001            3,146
Hospital Admissions.................           70,961           72,037           76,544           77,415           80,140
Average Length of Patient
  Stay (Days).......................           8.1              7.9              7.7              7.3              6.9
Patient Days (2)....................          574,045          572,154          587,882          565,397          550,603
Occupancy Rate (3):
  Licensed Beds.....................           50%              49%              49%              46%              44%
  Available Beds....................           54%              55%              54%              51%              48%

- ----------
(1) "Average Available Beds" is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.
(2) "Patient Days" is the aggregate sum for all patients of the number of days that hospital care is provided to each patient.
(3) "Occupancy Rate" is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

    The number of patient days of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon the Company's future operating performance. The Company has experienced growth in outpatient utilization over the past several years. The Company is unable to predict the rate of growth and resulting impact on the Company's future revenues because it is dependent upon developments in medical technologies and physician practice patterns, both of which are outside of the Company's control. The Company is also unable to predict the extent which other industry trends will continue or accelerate.

SOURCES OF REVENUE

    The Company receives payment for services rendered from private insurers, the Federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. Most of the Company's hospitals are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. Although the Company intends to continue in such programs, there is no assurance that it will continue to qualify for participation.

    Valley Hospital in Las Vegas, Nevada contributed 16%, 16% and 16% of net revenues from the Company's U.S. hospitals and 34%, 32% and 28% of operating income from the Company's U.S. hospitals for the three years ended December 31, 1993, 1992 and 1991, respectively, excluding the effect of the $13.5 million and $29.8 million special Medicaid reimbursement increases for the Company as a whole recorded in 1993 and 1992, respectively. McAllen Medical Center in McAllen, Texas contributed 18%, 16% and 13% of net revenues from the Company's U.S. hospitals and 35%, 24% and 20% of operating income from the Company's U.S. hospitals for the three years ended December 31, 1993, 1992 and 1991, respectively, excluding the effect of the $13.5 million and $29.8 million special Medicaid reimbursement increases recorded in 1993 and 1992, respectively.

    The following table shows approximate percentages of gross revenue derived by the Company's hospitals owned as of December 31, 1993 since their respective dates of acquisition by the Company from third party sources and from all other sources during the five years ended December 31, 1993.

                                                                                   PERCENTAGE OF REVENUES
                                                                ------------------------------------------------------------
                                                                  1989         1990         1991         1992         1993
                                                                --------     --------     --------     --------     --------
Third Party Payors:
    Blue Cross.............................................         3.0%         2.5%         2.7%         2.0%         1.8%
    Medicare...............................................        38.6%        39.4%        40.7%        41.0%        40.1%
    Medicaid...............................................         6.4%         7.3%         8.0%        10.1%        11.8%
                                                                --------     --------     --------     --------     --------
    TOTAL..................................................        48.0%        49.2%        51.4%        53.1%        53.7%
Other Sources (including patients and private
  insurance carriers)......................................        52.0%        50.8%        48.6%        46.9%        46.3%
                                                                --------     --------     --------     --------     --------
                                                                    100%         100%         100%         100%         100%

REGULATION AND OTHER FACTORS

    Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs and reimbursement is subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustments that might result therefrom.

    The Federal government makes payments to participating hospitals under its Medicare program based on various formulae. The Company's general acute care hospitals are subject to a prospective payment system ("PPS"). PPS pays hospitals a predetermined amount per diagnostic related group ("DRGs") based upon a hospital's location and the patient's diagnosis.

    The deficit-reduction legislation passed by Congress in 1987 limits the increases in PPS reimbursement based on the rate of inflation and the location of hospitals. Psychiatric hospitals, which are exempt from PPS, are cost reimbursed by the Medicare program, but are subject to a per discharge limitation, calculated based on the hospital's first full year in the Medicare program. Capital related costs are exempt from this limitation.

    On August 30, 1991, the Health Care Financing Administration issued final Medicare regulations establishing a prospective payment methodology for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost years beginning on or after October 1, 1991. For each of the Company's hospitals, the new methodology began on January 1, 1992.

    The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions will be utilized. One of two methodologies will apply during the 10-year transition period: if the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital will be paid on the basis of a "hold harmless" methodology which is a blend of cost reimbursement and a prospectively determined national federal capital rate; or, with limited exceptions, if the hospital-specific rate is below the federal rate, the hospital will receive payments based upon the fully prospective ("blended") methodology, which is a blend of the hospital's actual base year capital rate and a prospectively determined national federal capital rate. Each hospital's hospital-specific rate will be determined based upon allowable capital costs incurred during the "base year", which, for all of the Company's hospitals, is the year ended December 31, 1990.

    Within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay judgments and number and type of tests and procedures ordered. A hospital's ability to control or influence these factors which affect costs is, in many cases, limited.

    HCFA implemented new regulations, effective January 1, 1992, which set forth fee schedules for physicians providing services to Medicare patients. In general, fees for "procedural" services (e.g., surgery and radiology) were reduced, and fees for "cognitive" services (e.g., visits and consultations) were increased. The system may reduce the economic incentive for physicians to perform surgery, radiology and other hospital-based procedures while encouraging preventative measures and office consultations.

    There have been additional proposals either proposed by the Administration or in Congress to reduce the funds available for the Medicare and Medicaid programs and to change the method by which hospitals are reimbursed for services provided to Medicare and Medicaid patients, including free indigent care. In addition, state governments may, in the future, reduce funds available under the Medicaid programs which they fund or impose additional restrictions on the utilization of hospital services. A number of legislative initiatives have been proposed, which if enacted, would result in major changes in the health care system, nationally and/or at the state level. Under consideration are proposals which would impose price controls on hospitals, require that all businesses offer health insurance to their employees and expand health insurance coverage to those presently uninsured. In addition, President Clinton has proposed a health care reform plan to Congress, which among other things, includes a provision limiting the rate of increase in spending for Medicare and other health care costs as part of his overall deficit reduction proposals. Six other health care reform bills have been proposed in Congress. The Company is unable to predict which bill, if any, will be adopted, or the ultimate impact their adoption would have on the Company; however, the new legislation, if passed, may have a material adverse effect on the Company's future revenues.

    The Company currently operates two psychiatric hospitals with a total of 186 beds in Massachusetts, which has mandated hospital rate-setting. The Company also operates three hospitals containing 378 beds in Florida which are subject to a mandated form of rate-setting if increases in hospital revenues per admission exceed certain target percentages. The Company does not believe that such regulation has had a material adverse effect on its operations.

    Pursuant to Federal legislation, in general, the Federal government is required to match state funds applied to state Medicaid programs. Several states have initiated programs under which certain hospital providers are taxed to generate Medicaid funds which must be matched by the Federal government. New legislation passed by Congress on November 27, 1991, limits each state's use of provider taxes in 1993. State programs involving provider taxes in which UHS' hospitals are participants are in place in Texas, Louisiana, Missouri, Nevada, and Washington. Included in the Company's 1993 financial results is revenue attributable to these programs, some of which expired and some of which are scheduled to expire in mid-1994. The Company cannot predict whether the remaining programs will continue beyond the scheduled termination dates.

    Under the Omnibus Budget Reconciliation Act of 1989 ("OBRA"), enacted by Congress in late 1989, physicians are precluded from referring Medicare patients for clinical laboratory services where the physician has an ownership interest or investment interest in, or compensation arrangement with, an entity that provides clinical laboratory services. Effective January 1, 1992, these entities were prohibited from billing the Medicare program for such services. The legislation includes exceptions for in-office and group practice laboratories, and hospital laboratories where the referring physician has an ownership interest in the hospital as a whole. In addition to the restrictions related to clinical laboratories, all Medicare providers and suppliers became subject to certain reporting and disclosure requirements beginning October 1, 1990. Under these requirements, providers and suppliers must disclose certain information concerning their financial relationships with referring physicians, including the names and Medicare provider numbers of referring physician investors and their immediate relatives and the items and services provided by referring investor physicians.

    In 1991, 1992 and 1993, the Inspector General of the Department of Health and Human Services ("HHS") issued regulations dealing in part with such ownership arrangements. These regulations provide for "safe harbors"; if an arrangement or transaction meets each of the stipulations established for a particular safe harbor, the arrangement will not be subject to challenge by the Inspector General. If an arrangement does not meet the safe harbor criteria, it will be analyzed under its particular facts and circumstances to determine whether it violates the Medicare anti-kickback statute which prohibits, in general, fraudulent and abusive practices, and enforcement action may be taken by the Inspector General. In addition to the investment interests safe harbor, other safe harbors include space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, warranties, employees, discounts and group purchasing arrangements, among others.

    The Company does not anticipate that either the OBRA provisions or the safe harbor regulations will have material, adverse effects upon its operations.

    Several states, including Florida and Nevada, have passed new legislation which limits physician ownership in medical facilities providing imaging services, rehabilitation services, laboratory testing, physical therapy and other services. This legislation is not expected to significantly affect the Company's operations.

    All hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. The Company's hospitals must comply with the licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. All the Company's eligible hospitals have been accredited by the Joint Commission on the Accreditation of Healthcare Organizations, with the exception of Dallas Family Hospital which is accredited by the American Osteopathic Association.

    The Social Security Act and regulations thereunder contain numerous provisions which affect the scope of Medicare coverage and the basis for reimbursement of Medicare providers. Among other things, this law provides that in states which have executed an agreement with the Secretary of the Department of Health and Human Services (the "Secretary"), Medicare reimbursement may be denied with respect to depreciation, interest on borrowed funds and other expenses in connection with capital expenditures which have not received prior approval by a designated state health planning agency. Additionally, many of the states in which the Company's hospitals are located have enacted legislation requiring certificates of need ("CON") as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. The Company has not experienced and does not expect to experience any material adverse effects from those requirements.

    Health planning statutes and regulatory mechanisms are in place in many states in which the Company operates. These provisions govern the distribution of health care services, the number of new and replacement hospital beds, administer required state CON laws, contain health care costs, and meet the priorities established therein. Significant CON reforms have been proposed in a number of states, including increases in the capital spending thresholds and exemptions of various services from review requirements. The Company is unable to predict the impact of these changes upon its operations.

    Federal regulations provide that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to insure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations ("PROs") to review the need for hospitalization and utilization of hospital services and to set standards for patient care. The Company has contracted with PROs in each state where it does business as to the scope of such functions.

    In 1988, Congress passed the Medical Waste Tracking Act. Infectious waste generators, including hospitals, now face substantial penalties for improper arrangements regarding disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of $150,000 per day, imprisonment, and remedial costs. The comprehensive legislation establishes programs for medical waste treatment and disposal in designated states. The legislation also provides for sweeping inspection authority in the Environmental Protection Agency, including monitoring and testing. The Company believes that its disposal of such wastes is in compliance with all state and federal laws.

MEDICAL STAFF AND EMPLOYEES

    The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. The Company's hospitals had approximately 9,100 employees at December 31, 1993, of whom 6,330 were employed full-time.

    At Valley Hospital Medical Center in Las Vegas, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Registered nurses at Auburn General Hospital located in Washington State, are represented by the Washington State Nurses Association, and the practical nurses at Auburn are represented by the United Food and Commercial Workers. The Service Employees International Union, Local 6, purports to have perfected an affiliation with the LPNA. That affiliation is currently being challenged by Seattle area hospitals in federal court. In addition, at Auburn, the technical employees are represented by the United Food and Commercial Workers, and the maintenance employees are represented by the International Union of Operating Engineers. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at the Human Resource Institute in Boston are represented by the Service Employees International Union. All full-time and regular part-time professional employees of LaAmistad Residential Treatment Center in Maitland, Florida are represented by the United Nurses of Florida/United Health Care Employees Union.

    The Company believes that its relations with its employees are satisfactory.

COMPETITION

    In most geographical areas in which the Company operates, there are other hospitals which provide services comparable to those offered by the Company's hospitals, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions.
Such support is not available to the Company's hospitals. In addition, certain hospitals which are located in the areas served by the Company are special service hospitals providing medical, surgical and psychiatric services that are not available at the Company's or other general hospitals. The competitive position of a hospital is to a large degree dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the Company seeks to retain doctors of varied specializations on its hospital staffs and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. The competitive position of a hospital is also affected by the presence of alternative health care delivery systems such as preferred provider organizations, health maintenance organizations and indemnity insurance programs in the hospital's service area. Such systems normally require a discount from a hospital's established charges. Outpatient treatment and diagnostic facilities, outpatient surgical centers, and freestanding ambulatory surgical centers also impact the health care marketplace.

LIABILITY INSURANCE

    The Company insures its general and professional liability risks through self-insurance and unrelated commercial insurance carriers. The Company is self-insured for its general liability risks for claims limited to $5,000,000 per occurrence and for its professional liability risks for claims limited to $25,000,000 per occurrence. Coverage in excess of these limits up to $100,000,000 is maintained with commercial insurance carriers. In 1993, the Company purchased a general and professional liability occurrence policy with a commercial insurer for one of its larger acute care facilities. This policy, which is scheduled to terminate in July 1994, includes coverage up to $25 million per occurrence for general and professional liability risks. The cost of such insurance has been increasing and the Company expects that this trend will continue. Although the Company feels that it currently has adequate insurance coverage, the commercial policies are limited to one-year terms and require annual renegotiation or replacement. The Company has no assurance that it will be able to maintain such insurance in the future on terms acceptable to the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

               NAME AND AGE                  PRESENT POSITION WITH THE COMPANY
               ------------                  ---------------------------------
Alan B. Miller (56).......................   Director, Chairman of the Board,
                                             President and Chief Executive
                                             Officer

Kirk E. Gorman (43).......................   Senior Vice President and
                                             Chief Financial Officer

Richard C. Wright (46)....................   Vice President

Thomas J. Bender (41).....................   Vice President

Michael G. Servais (47)...................   Vice President

Steve G. Filton (36)......................   Vice President and Controller

Sidney Miller (67)........................   Director and Secretary

    Mr. Alan B. Miller has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc.

    Mr. Gorman was elected Senior Vice President and Chief Financial Officer in December 1992, and has served as Vice President and Treasurer of the Company since April 1987. From 1984 until then, he served as Senior Vice President of Mellon Bank, N.A. Prior thereto, he served as Vice President of Mellon Bank, N.A.

    Mr. Wright was elected Vice President of the Company in May 1986. He has served in various capacities with the Company since 1978, including Senior Vice President of its Acute Care Division since 1985.

    Mr. Bender was elected Vice President of the Company in March 1988. He has served in various capacities with the Company since 1982, including responsibility for the Psychiatric Care Division since November 1985.

    Mr. Filton was elected Vice President and Controller of the Company in November 1991, and has served as Director of Accounting and Control since July 1985.

    Mr. Servais was elected Vice President of the Company in January 1994, and has served as Assistant Vice President of the Company since January 1993, and Group Director since December 1990. Prior thereto, he served as President of Jupiter Hospital Corporation, and Vice President of Operations of American Health Group International.

    Mr. Sidney Miller has served as Secretary of the Company since 1990 and Director of the Company since 1978. He has served in various capacities with the Company, including Executive Vice President since 1983, Vice President since 1978, and Assistant to the President during 1993. Prior thereto, he was Vice President-Financial Services and Control of American Medicorp, Inc.

ITEM 2.  Properties

EXECUTIVE OFFICES

    The Company owns an office building with 68,000 square feet available for use located on 11 acres of land in King of Prussia, Pennsylvania. The Company currently uses approximately 40,000 square feet of office space in the building and the balance is leased to unrelated entities.

HOSPITALS

                             ACUTE CARE HOSPITALS
                             --------------------
AUBURN GENERAL HOSPITAL   MCALLEN MEDICAL CENTER(1)  VALLEY HOSPITAL MEDICAL
Auburn, Washington        McAllen, Texas             CENTER
149 Beds                  428 Beds                   Las Vegas, Nevada
                                                     416 Beds
CHALMETTE MEDICAL         RIVER PARISHES HOSPITAL(6)
CENTER(1)                 LaPlace and Chalmette,     VICTORIA REGIONAL MEDICAL
Chalmette, Louisiana      Louisiana                    CENTER
118 Beds                  216 Beds                   Victoria, Texas
                                                     154 Beds
DALLAS FAMILY HOSPITAL    SPARKS FAMILY HOSPITAL(3)
Dallas, Texas             Sparks, Nevada             WELLINGTON REGIONAL
104 Beds                  150 Beds                     MEDICAL CENTER(1)
                                                     West Palm Beach, Florida
DOCTORS' HOSPITAL OF      UNIVERSAL MEDICAL CENTER   120 Beds
  SHREVEPORT(2)           Plantation, Florida
Shreveport, Louisiana     202 Beds                   WESTLAKE MEDICAL
180 Beds                                             CENTER(1)
                                                     Westlake Village,
INLAND VALLEY REGIONAL                               California
MEDICAL CENTER(1)                                    126 Beds
Wildomar, California
80 Beds

                            PSYCHIATRIC HOSPITALS
                            ---------------------
THE ARBOUR HOSPITAL       HRI HOSPITAL               RIVER CREST HOSPITAL
Boston, Massachusetts     Brookline, Massachusetts   San Angelo, Texas
118 Beds                  68 Beds                    80 Beds

THE BRIDGEWAY(1)          KEYSTONE CENTER(4)         RIVER OAKS HOSPITAL
North Little Rock,        Wallingford, Pennsylvania  New Orleans, Louisiana
Arkansas                  84 Beds                    126 Beds
70 Beds

DEL AMO HOSPITAL(2)       LA AMISTAD RESIDENTIAL     TURNING POINT HOSPITAL(4)
Torrance, California        TREATMENT CENTER         Moultrie, Georgia
166 Beds                  Maitland, Florida          59 Beds
                          56 Beds
                                                     TWO RIVERS PSYCHIATRIC
FOREST VIEW HOSPITAL      MERIDELL ACHIEVEMENT         HOSPITAL
Grand Rapids, Michigan    CENTER(1)                  Kansas City, Missouri
62 Beds                   Austin, Texas              80 Beds
                          114 Beds
GLEN OAKS HOSPITAL
Greenville, Texas
53 Beds

                         AMBULATORY TREATMENT CENTERS
                         ----------------------------

COLUMBIA RADIATION        OUTPATIENT SURGICAL        SURGERY CENTER OF
ONCOLOGY                  CENTER OF PONCA CITY(5)    LITTLETON(5)
Washington, D.C.          Ponca City, Oklahoma       Littleton, Colorado

COMPREHENSIVE CANCER                                 SURGERY CENTER OF
CENTER                    THE REGIONAL CANCER        SPRINGFIELD(5)
Westlake, California      CENTER AT                  Springfield, Missouri
                            WELLINGTON
GOLDRING SURGICAL AND     West Palm Beach, Florida   SURGERY CENTER OF
  DIAGNOSTIC CENTER                                  TEXAS(5)
Las Vegas, Nevada         ST. GEORGE SURGICAL        Odessa, Texas
                          CENTER(5)
HOPE SQUARE SURGICAL      St. George, Utah           SURGICAL CENTER OF
CENTER(5)                                              NEW ALBANY(5)
Rancho Mirage,            THE SURGERY CENTER OF      New Albany, Indiana
California                  CHALMETTE
                          Chalmette, Louisiana
M.D. PHYSICIANS
SURGICENTER OF
MIDWEST CITY(5)
Midwest City, Oklahoma
- ----------
(1) Real property leased from UHT (see Item 1. Business). (2) Real property leased with an option to purchase. (3) General partnership interest in limited partnership. (4) Addictive disease facility. (5) General partnership and limited partnership interests in a limited partnership. The real property is leased from third parties. (6) Includes Chalmette Hospital, a 114-bed rehabilitation facility, the real property of which is leased from UHT.

    Some of these hospitals are subject to mortgages, and substantially all the equipment located at these facilities is pledged as collateral to secure long-term debt. The Company owns or leases medical office buildings adjoining certain of its hospitals.

ITEM 3.  Legal Proceedings

    The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at the Company's hospitals and is party to various other litigation. However, management believes the ultimate resolution of these pending proceedings will not have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1993 to a vote of security holders.

                                   PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    See Item 6, Selected Financial Data.


ITEM 6.  Selected Financial Data

- -------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                   1993              1992              1991              1990              1989
- -------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Net revenues.....................   $761,544,000      $731,227,000      $691,619,000      $674,982,000      $631,233,000
  Net income.......................   $ 24,011,000      $ 20,020,000      $ 20,319,000      $ 11,607,000      $  9,043,000
  Net margin.......................            3.2%              2.7%              2.9%              1.7%              1.4%
  Return on average equity.........           11.2%             10.3%             11.6%              7.1%              5.7%
FINANCIAL DATA
  Cash provided by
    operating activities...........   $ 84,640,000      $ 81,731,000      $ 47,190,000      $ 47,552,000      $ 52,207,000
  Capital expenditures.............   $ 52,690,000      $ 40,554,000      $ 29,926,000      $ 29,125,000      $ 34,781,000
  Total assets.....................   $460,422,000      $472,427,000      $500,706,000      $535,041,000      $526,109,000
  Long-term borrowings.............   $ 75,081,000      $114,959,000      $127,235,000      $205,646,000      $205,624,000
  Common stockholders' equity......   $224,488,000      $202,903,000      $184,353,000      $167,419,000      $158,061,000
  Percentage of total debt to                   26%               37%               49%               56%               58%
    capital........................
PER SHARE DATA
  Net income.......................   $       1.71      $       1.43      $       1.45      $       0.84      $       0.62
  Book value.......................   $      16.69      $      14.88      $      13.42      $      12.21      $      11.18
COMMON STOCK PERFORMANCE
  Market price of common stock
  High-Low, by quarter
  1st..............................    16    -12-5/8     15-1/2-12-3/8     14-1/4- 8-1/4      10    -8-1/2       9-3/8-6-3/8
  2nd..............................    16-1/4-13         13-7/8-11-1/8     15-7/8-13-1/8       9-1/2-7-5/8      10-1/4-8-7/8
  3rd..............................    17    -14-1/2     13-3/8-11-1/4     17-5/8-14-5/8      10    -6-3/8      11-5/8-9-3/4
  4th..............................    20-5/8-16-5/8     15-1/8-11-3/4     16    -10-7/8       9-1/4-6-3/8      11-3/8-7-3/8
- -------------------------------------------------------------------------------------------------------------------------------

    These prices are the high and low closing sales prices of the Company's Class B Common Stock as reported by the New York Stock Exchange since June 7, 1991 and NASDAQ for all periods prior to June 7, 1991. Class A, C and D Common Stock are convertible on a share-for-share basis into Class B Common Stock.

OTHER INFORMATION
  Average number of
    shares outstanding.............     14,819,000        14,970,000        14,992,000        13,823,000        14,538,000

    A special dividend of $.20 per share or approximately $2,900,000 in the aggregate was declared and paid in 1989. No cash dividends were declared or paid in any other years. The Company's ability to repurchase its shares, redeem its convertible debentures, and pay dividends is limited by long-term debt convenants to $7.5 million plus 25% of cumulative net income since January 1992.

    The 1993, 1992 and 1991 earnings per share and average number of shares outstanding have been adjusted to reflect the assumed conversion of the Company's convertible debentures. The common equivalent shares and the corresponding interest savings on the assumed conversion of the convertible debentures were not included in the 1990 or 1989 earnings per share computations because the effect was anti-dilutive.

    Number of shareholders of record as of January 31, 1994 were as follows:
- ------------------------
  Class A Common     7
  Class B Common   640
  Class C Common     7
  Class D Common   384
- ------------------------

ITEM 7.  Management's Discussion and Analysis of Operations and Financial
         Condition

YEAR ENDED DECEMBER 31, 1993 COMPARED TO 1992

    During 1993, net revenue growth was experienced in each of the Company's principal business groups: acute care hospitals, psychiatric hospitals and ambulatory treatment centers. Net revenues in 1993 increased 7% over 1992 at acute care hospitals owned during both years, after excluding the effects of additional revenues received from special Medicaid reimbursement programs. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals experienced a slight increase in inpatient admissions in 1993 due to the expansion of service lines at many of its hospitals. Outpatient activity also increased this year and gross outpatient revenues now comprise 23% of the Company's gross revenues as compared to 21% in 1992. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis.

    To take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of ambulatory treatment centers. During 1993, the Company acquired a radiation treatment center and majority interests in four partnerships which own and operate ambulatory surgery facilities. The Company now operates twelve ambulatory treatment centers, which have contributed to the increase in the Company's outpatient revenues. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

    Net revenues in 1993 at the Company's psychiatric hospitals increased approximately 6% over 1992. While admissions at these facilities increased 17%, patient days decreased 7% due to shorter average lengths of stay and increased emphasis on outpatient treatment programs. The shift to outpatient care was reflected in higher revenues from outpatient services, which now comprise 13% of gross revenues in the psychiatric group as compared to 10% in the prior year. The trend in outpatient treatment for psychiatric patients is expected to continue as a result of advances in patient care and continued cost containment pressures from payors.

    The Company received $13.5 million and $29.8 million in 1993 and 1992, respectively, from the special Medicaid reimbursement programs mentioned above. These programs are scheduled to terminate in August 1994 and the Company cannot predict whether these programs will continue beyond the scheduled termination date.

    An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 40%, 39% and 35% of the Company's net patient revenues during 1993, 1992 and 1991, respectively, excluding the additional revenues from special Medicaid reimbursement programs. The Company expects Medicare and Medicaid revenues to continue to increase due to the general aging of the population and the expansion of state Medicaid programs. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs, to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

    During 1993, continuing the consolidation strategy in which the Company focuses its efforts on those markets where there is a maximum potential for continued growth, the Company sold two acute care hospitals for total proceeds of approximately $11.2 million. These dispositions resulted in a $4.4 million pre-tax loss ($2.2 million after-tax) which is included in operating expenses in the Company's 1993 consolidated statement of income. Since 1991, the Company has closed or sold a total of eight hospitals as part of this strategy. The Company also recorded a pre-tax charge of $4.4 million related to the winding down or disposition of non-strategic businesses which is included in operating expenses in the Company's 1993 consolidated statement of income.

    Excluding the additional revenues received from special Medicaid reimbursement programs mentioned above and the losses resulting from the disposition of two acute care hospitals and other non-strategic businesses, operating expenses as a percentage of net revenues for 1993 remained relatively flat as compared to the prior year. Although the rate of inflation has not had a significant impact on the results of operations, pressure on operating margins is expected to continue because, while Medicare fixed payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

    In addition to the trends described above that continue to have an impact on operating results, there are a number of other, more general factors affecting the Company's business. The Company and the healthcare industry as a whole face increased uncertainty with respect to the level of payor payments because of national and state efforts to reform healthcare. These efforts include proposals at all levels of government to contain healthcare costs while making quality, affordable health services available to more Americans. The Company is unable to predict which proposals will be adopted or the resulting implications for providers at this time. However, the Company believes that the delivery of primary care, emergency care, obstetrical and psychiatric services will be an integral component of any strategy for controlling healthcare costs and it also believes it is well positioned to provide these services.

    Interest expense decreased 24% in 1993 as compared to 1992 due to lower average outstanding borrowings.

    Depreciation and amortization expense decreased approximately $9.5 million in 1993 compared to 1992, due primarily to a $13.5 million amortization charge in 1992 resulting from the revaluation of certain goodwill balances. Partially offsetting this decrease was a $2.4 million increase in depreciation and amortization expense related to the Company's acquisitions of ambulatory treatment centers.

    The effective tax rate was 32% in 1993 as compared to 51% in 1992. The decrease in the effective rate for 1993 as compared to 1992 was due to the above-mentioned $13.5 million goodwill amortization recorded in the 1992 period, which was not deductible for income tax purposes, and a reduction in the 1993 state tax provision. The net effect of the impact of the 1993 tax law changes on the current and deferred tax provisions was immaterial.

YEAR ENDED DECEMBER 31, 1992 COMPARED TO 1991

    Net revenues in 1992 increased 6% over 1991 at hospitals owned during both years after excluding $29.8 million of favorable Medicaid reimbursement increases in 1992 and a $4.8 million pre-tax gain resulting from the sale of the Company's U.K. operations in 1991. The increased revenue resulted from higher utilization of outpatient and ancillary services, general price increases and increased severity of illness of patients admitted. The increase in outpatient services reflects the continuing advancements in medical technologies and pressures from payors to direct less acutely ill patients from inpatient services to outpatient care. The 1992 acquisitions of majority interests in four partnerships which own and operate ambulatory surgery facilites also contributed to an increase in the outpatient revenues.

    In 1992, in accordance with its consolidation strategy, the Company closed a 96-bed acute care hospital and a 48-bed psychiatric hospital. The closings did not have a material impact on the consolidated financial statements. In 1991, the Company sold its U.K. operations and sold an 88-bed acute care hospital. Admissions at the Company's hospitals which were owned during both years increased 1% in 1992 as compared to 1991. Patient days at these hospitals decreased 4% over 1991 due to a decrease in the average length of stay, particularly at the psychiatric hospitals.

    Excluding the nonrecurring revenue items described above, operating expenses as a percentage of net revenues remained relatively flat in 1992 compared to 1991.

    Excluding the $5 million reversal of an unneeded interest accrual in 1991, interest expense decreased 13% in 1992 due to lower average outstanding borrowings and lower average interest rates on floating rate debt.

    Depreciation and amortization expense increased in 1992 compared to 1991 as a result of a $13.5 million amortization charge recorded in 1992 resulting from the revaluation of certain goodwill balances.

    The effective tax rate was 51% in 1992, as compared to 34% in 1991. The higher 1992 tax resulted principally from the above-mentioned goodwill amortization which is not deductible for income tax purposes, while the 1991 provision for income taxes was reduced due to the utilization of a capital loss carryforward which offset all of the $4.8 million pre-tax gain resulting from the sale of the Company's U.K. operations.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities increased to $84.6 million in 1993 from $81.7 million in 1992. The increase resulted primarily from improved operating results at the Company's facilities during 1993 as compared to 1992. The Company received $10.3 million of cash from the disposition of two acute care hospitals in 1993 and also received $8.2 million of cash related to facilities divested in prior years. During each of the past three years, the net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt. During 1993, the Company used $47.3 million of its operating cash flow to finance capital expenditures, $11.5 million to acquire a radiation therapy center and majority interests in partnerships which own four ambulatory surgery centers, $3.2 million to acquire the real estate assets of a facility previously leased, and $3.2 million to repurchase shares of its outstanding common stock. During 1993, the Company reduced outstanding debt by $44.7 million using funds generated from operations and the proceeds from the disposition of hospitals. Total debt as a percentage of total capitalization declined to 26% at December 31, 1993 from 37% at December 31, 1992. The year-end ratio is the lowest since the Company went public in 1981.

    Expected capital expenditures for 1994 include approximately $21 million for capital equipment and renovations of existing facilities, $38 million for new projects and $10 million for acquisitions and development of ambulatory treatment centers. The Company believes that its capital expenditures program is adequate to expand, improve and equip its existing hospitals.

    During 1993, the Company entered into a commercial paper program which currently provides up to $25 million of renewable borrowings which are secured by patient accounts receivable. The Company has sufficient patient receivables to support a larger program and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased to $65 million. At December 31, 1993, there were no borrowings outstanding under this program.

    The Company also has a $72.4 million non-amortizing revolving credit agreement which matures in August of 1995. However, 50% of the net proceeds, in excess of $15 million annually, from the sale of assets reduce available borrowing commitments. At December 31, 1993, the Company had $72.4 million of unused borrowing capacity, and there were no borrowings outstanding under this revolving credit facility.

    The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 1993, the Company had interest rate swap agreements with commercial banks having a total notional principal amount of $40 million. These agreements call for the payment of fixed rate interest by the Company in return for the assumption by the commercial banks of the variable rate costs, which effectively fixes the Company's interest rate on a portion of its floating rate debt at 10.4%. The interest rate swap agreements in the amounts of $10 million, $20 million and $10 million mature in 1994, 1995 and 1996 respectively. Additionally, the Company is a party to a swap agreement with a notional principal amount of $20 million expiring in 1994, from which it receives interest from a commercial bank at a fixed rate of 5.4% and pays interest at various rates to the bank. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties. The cost to terminate the net swap obligations at December 31, 1993 is approximately $4,922,000.

    With internally generated funds and amounts available under its long-term debt facilities, the Company expects to have sufficient funds to meet its working capital and capital expenditure requirements.

ITEM 8.  Financial Statements and Supplementary Data

    The Company's Consolidated Balance Sheets, Consolidated Statements of Income, Statements of Common Stockholders' Equity, and Consolidated Statements of Cash Flows, together with the report of Arthur Andersen & Co., independent public accountants, are included elsewhere herein. Reference is made to the "Index to Financial Statements and Financial Statement Schedules."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

    There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1993. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  Executive Compensation

    There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1993.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

    There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1993.

ITEM 13.  Certain Relationships and Related Transactions

    There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1993.

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedules.

    See Index to Financial Statements and Financial Statement Schedules on page 18.

(b) Reports on Form 8-K

    None

(c) Exhibits

       3.1 Restated Certificate of Incorporation, as amended, previously filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1983, Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, and Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, are incorporated herein by reference.

       3.2 Bylaws of Registrant as amended, previously filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.
       4.1 Indenture, dated as of April 1, 1983, of Registrant to Manufacturers Hanover Trust Company, Trustee, previously filed as Exhibit
   4.2 to Registration Statement No. 2-82718 on Form S-1, is incorporated herein by reference.

       4.2 Instrument of Resignation, Appointment and Acceptance, dated as of March 23, 1988 among the Registrant, Manufacturers Hanover Trust Company and the First National Bank of Boston, previously filed as Exhibit 1 to Registrant's Report on Form 8-K dated March 23, 1988, is incorporated herein by reference.

       9. Stockholders Agreement, dated September 26, 1985, among Alan B. Miller, Thomas L. Kempner, Sidney Miller, Anthony Pantaleoni and George H. Strong, previously filed as Exhibit 9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

       9.1 Amendment No. 1, dated as of November 1, 1989, to Stockholders Agreement, dated September 26, 1985, among Alan B. Miller, Thomas L. Kempner, Sidney Miller, Anthony Pantaleoni and George H. Strong, previously filed as Exhibit 9.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

       10.1 Amended and Restated Credit Agreement, dated as of August 21, 1992 among Universal Health Services, Inc., Certain Participating Banks, and Morgan Guaranty Trust Company of New York, as Agent, previously filed as
   Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, is incorporated herein by reference.

       10.2 Restated Purchase Agreement, dated June 22, 1981, among Registrant, its preferred stockholders and certain of its officers, previously filed as Exhibit 10.10 to Registration Statement No. 2-72393 on Form S-1, is incorporated herein by reference.

       10.3 Restated Employment Agreement, dated as of July 14, 1992, by and between Registrant and Alan B. Miller.

       10.4 Purchase and Sale Agreement, dated as of February 8, 1991, by and among Registrant, London Independent Hospital, Inc., UHS International, Inc., UHS Leasing Company, Inc., UHS International Limited, and Compass Group plc, previously filed with Registrant's Current Report on Form 8-K dated February 8, 1991, is incorporated herein by reference.

       10.5 Form of Employee Stock Purchase Agreement for Restricted Stock Grants, previously filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

       10.6 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

       10.7 Agreement, effective January 1, 1994, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

       10.8 Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Registrant and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and

   Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

       10.9 Share Option Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and Registrant, previously filed as
   Exhibit 10.4 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

       10.10 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by Registrant in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

       10.11 1989 Non-Employee Director Stock Option Plan, previously filed as
   Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

       10.12 1990 Employees' Restricted Stock Purchase Plan, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

       10.13 1992 Corporate Ownership Program, previously filed as Exhibit
   10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.14 1992 Stock Bonus Plan, previously filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.15 1992 Stock Option Plan, previously filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

       10.16 Sale and Servicing Agreement dated as of November 16, 1993, between Certain Hspitals and UHS Receivables Corp.

       10.17 Servicing agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS oof Delaware, Inc. and Continental Bank, National Association.

       10.18 Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and Continental Bank, National Association.

       10.19 Guarantee dated as of November 16, 1993, by Universal Health Services, Inc. in favor of UHS Receivables Corp.

       10.20 Amendment No. 1 to the 1989 Non-Employee Director Stock
   Option Plan.

       10.21 Amendment No. 1 to the 1992 Stock Bonus Plan.

       10.22 1994 Executive Incentive Plan.

       11. Statement re: computation of per share earnings.

       22. Subsidiaries of Registrant.

       24. Consent of Independent Public Accountants.

    Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of those exhibits upon written request to the Company.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  UNIVERSAL HEALTH SERVICES, INC.

                                  By:         /s/ ALAN B. MILLER
                                     -----------------------------------------
                                                  ALAN B. MILLER
                                                     PRESIDENT

March 23, 1994

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                        SIGNATURE                                             TITLE                            DATE
                        ---------                                             -----                            ----
                 /s/ ALAN B. MILLER                          Chairman of the Board,                          March 23, 1994
- ---------------------------------------------------------      President and Director
                     ALAN B. MILLER                            (Principal Executive
                                                               Officer)


                  /s/ SIDNEY MILLER                          Secretary and Director                          March 23, 1994
- ---------------------------------------------------------
                      SIDNEY MILLER



          /s/ LEONARD W. CRONKHITE, JR., MD                  Director                                        March 23, 1994
- ---------------------------------------------------------
              LEONARD W. CRONKHITE, JR., MD


               /s/ ANTHONY PANTALEONI                        Director                                        March 23, 1994
- ---------------------------------------------------------
                   ANTHONY PANTALEONI


                 /s/ MARTIN MEYERSON                         Director                                        March 23, 1994
- ---------------------------------------------------------
                     MARTIN MEYERSON


                 /s/ ROBERT H. HOTZ                          Director                                        March 23, 1994
- ---------------------------------------------------------
                     ROBERT H. HOTZ


                 /s/ JOHN H. HERRELL                         Director                                        March 23, 1994
- ---------------------------------------------------------
                     JOHN H. HERRELL


                 /s/ KIRK E. GORMAN                          Senior Vice President and                       March 23, 1994
- ---------------------------------------------------------      Treasurer (Chief Financial
                     KIRK E. GORMAN                            Officer)


                       UNIVERSAL HEALTH SERVICES, INC.

                        INDEX TO FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                 (ITEM 14(A))
                                                                       PAGE
                                                                     ---------
                                                                       FORM
                                                                       10-K
                                                                        ---
Consolidated Financial Statements:
Report of Independent Public Accountants on Financial Statements
   and Schedules...................................................     19
Consolidated Statements of Income for the three years ended
   December 31, 1993...............................................     20
Consolidated Balance Sheets as of December 31, 1993 and 1992.......     21
Consolidated Statements of Common Stockholders' Equity for the
   three years ended December 31, 1993.............................     22
Consolidated Statements of Cash Flows for the three years ended
   December 31, 1993...............................................     23
Notes to Consolidated Financial Statements.........................     24
Supplemental Financial Statement Schedules:
  II  Amounts Receivable from Related Parties, Underwriters,
      Promoters and Employees Other Than Related Parties............    33
   V  Property and Equipment........................................    34
  VI  Accumulated Depreciation and Amortization of Property and
      Equipment.....................................................    35
VIII  Valuation and Qualifying Accounts.............................    35
   X  Supplementary Income Statement Information....................    35

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

    We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.
    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statements and Financial Statement Schedules are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                ARTHUR ANDERSEN & CO.
Philadelphia, Pennsylvania
February 15, 1994

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
             For the Years Ended December 31, 1993, 1992 and 1991

                                                                        1993               1992               1991
                                                                   ---------------    ---------------    ---------------
Net revenues...................................................       $761,544,000       $731,227,000       $691,619,000
                                                                   ---------------    ---------------    ---------------

Operating charges
  Operating expenses...........................................        643,923,000        595,947,000        583,410,000
  Depreciation & amortization..................................         39,599,000         49,059,000         35,022,000
  Lease and rental expense.....................................         34,281,000         33,854,000         34,479,000
  Interest expense, net........................................          8,645,000         11,414,000          8,150,000
                                                                   ---------------    ---------------    ---------------
  Total operating charges......................................        726,448,000        690,274,000        661,061,000
                                                                   ---------------    ---------------    ---------------

Income before income taxes.....................................         35,096,000         40,953,000         30,558,000
Provision for income taxes.....................................         11,085,000         20,933,000         10,239,000
                                                                   ---------------    ---------------    ---------------
Net income.....................................................       $ 24,011,000       $ 20,020,000       $ 20,319,000
                                                                   ===============    ===============    ===============
Earnings per common & common share equivalent (fully diluted)..              $1.71              $1.43              $1.45
                                                                   ===============    ===============    ===============
Weighted average number of common shares and equivalents.......         14,819,000         14,970,000         14,992,000
                                                                   ===============    ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      As of December 31, 1993 and 1992

ASSETS                                                                                     1993               1992
- ------                                                                                ---------------    ---------------
CURRENT ASSETS
Cash and cash equivalents.........................................................       $    569,000       $  6,686,000
Accounts receivable, net of allowance of $28,444,000 in 1993 and
  $27,257,000 in 1992 for doubtful accounts.......................................         78,605,000         92,716,000
Supplies..........................................................................         12,617,000         12,360,000
Deferred income taxes.............................................................          7,733,000          5,189,000
Other current assets..............................................................          2,475,000          1,859,000
                                                                                      ---------------    ---------------
Total current assets..............................................................        101,999,000        118,810,000

PROPERTY AND EQUIPMENT
Land..............................................................................         29,026,000         23,154,000
Buildings and improvements........................................................        284,510,000        274,214,000
Equipment.........................................................................        191,483,000        188,306,000
Property under capital lease......................................................         18,937,000         13,227,000
                                                                                      ---------------    ---------------
                                                                                          523,956,000        498,901,000
Less accumulated depreciation.....................................................        231,509,000        215,543,000
                                                                                      ---------------    ---------------
                                                                                          292,447,000        283,358,000
Construction in progress..........................................................          9,985,000         12,350,000
                                                                                      ---------------    ---------------
                                                                                          302,432,000        295,708,000

OTHER ASSETS
Excess of cost over fair value of net assets acquired.............................         38,089,000         33,809,000
Deferred charges..................................................................          1,697,000          1,454,000
Other.............................................................................         16,205,000         22,646,000
                                                                                      ---------------    ---------------
                                                                                           55,991,000         57,909,000
                                                                                      ---------------    ---------------
                                                                                         $460,422,000       $472,427,000
                                                                                      ===============    ===============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
- -------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt..............................................       $  4,313,000       $  3,737,000
Accounts payable..................................................................         34,038,000         34,542,000
Accrued liabilities
  Compensation and related benefits...............................................         16,565,000         15,511,000
  Interest........................................................................          3,247,000          3,659,000
  Other...........................................................................         25,789,000         19,774,000
  Federal and state taxes.........................................................          2,547,000          7,871,000
                                                                                      ---------------    ---------------
Total current liabilities.........................................................         86,499,000         85,094,000

DEFERRED INCOME TAXES.............................................................          3,863,000          8,685,000
OTHER NONCURRENT LIABILITIES......................................................         70,491,000         60,786,000
LONG-TERM DEBT....................................................................         75,081,000        114,959,000
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY
Class A Common Stock, voting, $.01 par value;
  authorized 12,000,000 shares; issued and outstanding
  1,139,123 shares in 1993 and 1,211,850 in 1992..................................             11,000             12,000
Class B Common Stock, limited voting, $.01 par value;
  authorized 50,000,000 shares; issued and outstanding
  12,171,454 shares in 1993 and 12,276,146 in 1992................................            122,000            123,000
Class C Common Stock, voting, $.01 par value;
  authorized 1,200,000 shares; issued and outstanding
  114,482 shares in 1993 and 121,755 in 1992......................................              1,000              1,000
Class D Common Stock, limited voting, $.01 par value;
  authorized 5,000,000 shares; issued and outstanding
  26,223 shares in 1993 and 28,648 in 1992........................................                 --                 --
Capital in excess of par value, net of deferred compensation of
  $291,000 in 1993 and $569,000 in 1992...........................................         80,878,000         83,302,000
Retained earnings.................................................................        143,476,000        119,465,000
                                                                                      ---------------    ---------------
                                                                                          224,488,000        202,903,000
                                                                                      ---------------    ---------------
                                                                                         $460,422,000       $472,427,000
                                                                                      ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1993, 1992 and 1991

                                                                       CAPITAL IN                      CUMULATIVE
                       CLASS A      CLASS B     CLASS C    CLASS D     EXCESS OF        RETAINED      TRANSLATION
                        COMMON      COMMON      COMMON     COMMON      PAR VALUE        EARNINGS      ADJUSTMENTS       TOTAL
                      ----------  -----------  ---------  ---------  --------------  --------------  --------------  ------------
Balance
January 1, 1991.......  $ 26,000     $108,000    $ 3,000    $ 1,000     $84,165,000    $ 79,126,000     $ 3,990,000  $167,419,000
Common Stock
  Issued..............        --           --         --         --         168,000              --              --       168,000
  Converted...........   (12,000)      13,000     (1,000)        --              --              --              --            --
Amortization
  of deferred
  compensation........        --           --         --         --         437,000              --              --       437,000
Translation
  adjustments.........        --           --         --         --              --              --      (3,990,000)   (3,990,000)
Net income............        --           --         --         --              --      20,319,000              --    20,319,000
                           -----        -----      -----      -----         -------        --------         -------  ------------
Balance
January 1, 1992.......    14,000      121,000      2,000      1,000      84,770,000      99,445,000              --   184,353,000
Common Stock
  Issued..............        --           --         --         --       1,134,000              --              --     1,134,000
  Converted...........    (2,000)       4,000     (1,000)    (1,000)             --              --              --            --
  Repurchased.........        --       (2,000)        --         --      (2,924,000)             --              --    (2,926,000)
Amortization
  of deferred
  compensation........        --           --         --         --         361,000              --              --       361,000
Cancellation of
  stock grant.........        --           --         --         --         (39,000)             --              --       (39,000)
Net income............        --           --         --         --              --      20,020,000              --    20,020,000
                           -----        -----      -----      -----         -------        --------         -------  ------------
Balance
January 1, 1993.......    12,000      123,000      1,000         --      83,302,000     119,465,000              --   202,903,000
Common Stock
  Issued..............        --        1,000         --         --         518,000              --              --       519,000
  Converted...........    (1,000)       1,000         --         --              --              --              --            --
  Repurchased.........        --       (3,000)        --         --      (3,233,000)             --              --    (3,236,000)
Amortization
  of deferred
  compensation........        --           --         --         --         333,000              --              --       333,000
Cancellation of
  stock grant.........        --           --         --         --         (42,000)             --              --       (42,000)
Net income............        --           --         --         --              --      24,011,000              --    24,011,000
                           -----        -----      -----      -----         -------        --------         -------  ------------
Balance
December 31, 1993.....  $ 11,000     $122,000    $ 1,000         --     $80,878,000    $143,476,000              --  $224,488,000
                           =====        =====      =====      =====         =======        ========         =======  ============

The accompanying notes are an integral part of these consolidated financial statements.


               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1993, 1992 and 1991

                                                                          1993               1992               1991
                                                                     ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................       $ 24,011,000       $ 20,020,000       $ 20,319,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................         39,599,000         49,059,000         35,022,000
    Provision for self-insurance reserves........................         20,755,000         21,193,000         24,949,000
    Reserve for loss on closure of hospital......................                 --                 --          3,000,000
Changes in assets and liabilities, net of effects from
  acquisitions and dispositions:
    Accounts receivable..........................................         12,928,000          7,608,000         (7,700,000)
    Accrued interest.............................................           (412,000)          (256,000)          (667,000)
    Accrued and deferred income taxes............................         (8,990,000)        (9,955,000)       (10,607,000)
    Other working capital accounts...............................          4,858,000          3,960,000         (5,212,000)
    Other assets and deferred charges............................         (5,804,000)        (2,120,000)           502,000
    Other........................................................          1,002,000            620,000          6,790,000
    Payments made in settlement of self-insurance claims.........        (12,135,000)        (8,398,000)       (13,664,000)
Loss (gain) on sales of businesses...............................          8,828,000                 --         (5,542,000)
                                                                     ---------------    ---------------    ---------------
  Net cash provided by operating activities......................         84,640,000         81,731,000         47,190,000
                                                                     ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions...............................        (47,319,000)       (33,244,000)       (28,715,000)
  Disposition of assets..........................................            227,000          2,652,000          9,353,000
  Acquisition of properties previously leased....................         (3,218,000)                --        (13,014,000)
  Acquisition of businesses......................................        (11,526,000)        (7,188,000)                --
  Disposition of businesses......................................         18,492,000         12,355,000         30,152,000
                                                                     ---------------    ---------------    ---------------
  Net cash used in investing activities..........................        (43,344,000)       (25,425,000)        (2,224,000)
                                                                     ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings..........................................          1,800,000         15,375,000         29,349,000
  Reduction of long-term debt....................................        (46,496,000)       (85,900,000)       (74,690,000)
  Issuance of common stock.......................................            519,000          1,134,000            168,000
  Repurchase of common shares....................................         (3,236,000)        (2,926,000)                --
                                                                     ---------------    ---------------    ---------------
  Net cash used in financing activities..........................        (47,413,000)       (72,317,000)       (45,173,000)
                                                                     ---------------    ---------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS............................         (6,117,000)       (16,011,000)          (207,000)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD............................................          6,686,000         22,697,000         22,904,000
                                                                     ---------------    ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................       $    569,000       $  6,686,000       $ 22,697,000
                                                                     ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid..................................................       $  9,057,000       $ 11,670,000       $ 13,367,000
  Income taxes paid, net of refunds..............................       $ 19,901,000       $ 31,086,000       $ 20,852,000

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  See Notes 2 and 6

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Universal Health Services, Inc. (the "Company") is primarily engaged in owning and operating acute care and psychiatric hospitals and ambulatory treatment centers. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The more significant accounting policies follow:

    NET REVENUES: Net revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Medicare and Medicaid net revenues represented 40%, 39% and 35% of net patient revenues for the years 1993, 1992 and 1991, respectively, excluding the additional revenues from special Medicaid reimbursement programs described in Note 9.

    PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations.

    Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (five to fifteen years).

    OTHER ASSETS: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $47,663,000 in 1993 and $43,828,000 in 1992, is amortized over periods ranging from five to forty years. During 1992 the Company recorded a $13.5 million charge to amortization expense due to a revaluation of certain goodwill balances.

    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE: Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The 1993, 1992 and 1991 earnings per share have been adjusted to reflect the assumed conversion of the Company's convertible debentures.

    INCOME TAXES: The Company and its subsidiaries file consolidated Federal tax returns. Deferred taxes are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

    OTHER NONCURRENT LIABILITIES: Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

    STATEMENT OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $498,000, $515,000 and $2,188,000 in 1993, 1992 and 1991, respectively.

    INTEREST RATE SWAP AGREEMENTS: The differential to be paid or received is accrued as interest expense as interest rates change and is recognized over the life of the agreements.

2) ACQUISITIONS, DISPOSITIONS AND CLOSURES

    1993 -- During 1993 the Company purchased a radiation therapy center and majority interests in four separate partnerships which own and operate ambulatory surgery facilities for $11.5 million in cash and the assumption of liabilities totaling $300,000.

    During the fourth quarter, the Company sold the operations and fixed assets of a 124-bed acute care hospital for approximately $7.8 million in cash. The Company also sold the operations and certain fixed assets of a 134-bed acute care hospital for cash of $1.5 million. Concurrently, the Company sold certain related real property to Universal Health Realty Income Trust (the "Trust"), an affiliate and the lessor of this 134-bed acute care hospital, for $1 million in cash and a note receivable of $900,000 (see Note 8). In connection with this transaction, the Company's lease with the Trust for this property was terminated. The disposition of these two facilities resulted in a pre-tax loss of $4.4 million ($2.2 million after tax), which is included in operating expenses in the 1993 consolidated statement of income.

    Also during 1993, the Company recorded a pre-tax charge of $4.4 million related to the winding down or disposition of other non-strategic businesses which is included in operating expenses in the 1993 consolidated statement of income.

    1992 -- During 1992 the Company purchased majority interests in four separate partnerships which own and operate ambulatory surgery facilities for $7.2 million in cash and the assumption of liabilities totaling $5.4 million.

    Also during 1992, the Company discontinued operations at a 96-bed acute care hospital and sold the fixed assets of this facility for $3.4 million. The closing and sale of this hospital did not have a material impact on the consolidated financial statements.

    1991 -- During 1991 the Company sold its entire U.K. operations, consisting of three acute care hospitals and certain other assets. This transaction resulted in a pre-tax gain of approximately $4.8 million (including $4.3 million transferred from cumulative translation adjustment) which is included in net revenues in the 1991 financial statements. The Company received $30.2 million in cash during 1991, an additional $9 million in 1992 and $4.9 million in 1993. The Company is entitled to receive additional consideration of approximately (pounds sterling)2.5 million as well as additional amounts if certain earnings targets are achieved by one of these hospitals. Based upon the year-end exchange rate, the Company expects to receive approximately $3.6 million in 1994.

    In 1991 the Company entered into a 15-year operating lease agreement for a 166-bed psychiatric hospital. The lease terms include three 5-year renewal terms at the Company's option, annual base lease rentals of $1,620,000 and additional rentals beginning in 1993 based upon revenues in excess of a base year amount ($24,000 in 1993).

3) LONG-TERM DEBT

    A summary of long-term debt follows:

                                                                                                   DECEMBER 31
                                                                                       ---------------------------------
                                                                                            1993               1992
                                                                                       --------------    ---------------
LONG-TERM DEBT:
Notes payable (including obligations under capitalized leases of
  $12,132,000 in 1993 and $9,581,000 in 1992) with varying maturities through 2000;
  weighted average interest at 7% in 1993 and 7.8% in 1992 (see Note 6 regarding
  capitalized leases)..............................................................       $13,727,000       $ 11,795,000
Mortgages payable, interest at 6.0% to 11.0% with varying maturities through 2000..         3,811,000          2,734,000
Revolving credit and demand notes..................................................         4,600,000         46,850,000
Commercial paper...................................................................                --                 --
Revenue bonds, interest at floating rates ranging from 2.4% to 2.8% at December 31,
  1993.............................................................................        18,200,000         18,200,000
  and fixed rates ranging from 7.5% to 8.3% with varying maturities
  through 2015.....................................................................         9,151,000          9,212,000
Subordinated debt:
  Debentures at 7-1/2%, convertible at $23.52 per share, due in 2008...............        29,905,000         29,905,000
                                                                                       --------------    ---------------
                                                                                           79,394,000        118,696,000
Less -- Amounts due within one year................................................         4,313,000          3,737,000
                                                                                       --------------    ---------------
                                                                                          $75,081,000       $114,959,000
                                                                                       ==============    ===============


    During 1993, the Company commenced a commercial paper program which provides up to $25 million of renewable borrowings which are secured by patient accounts receivable. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased to $65 million. A fee of .76% is required on this $25 million commitment.

    The Company has a $72.4 million non-amortizing revolving credit agreement which matures in August of 1995 and provides for interest, at the Company's option, at the prime rate, certificate of deposit rate plus 11/8% or LIBOR plus 1%. A fee of 3/8% is required on the unused portion of this commitment. There are no compensating balance requirements. The agreement contains a provision whereby 50% of the net consideration, in excess of $15 million annually, from the disposition of assets will be applied to reduce commitments. At December 31, 1993, the Company had $72.4 million of unused borrowing capacity, and there were no borrowings outstanding under this revolving credit agreement.

    The average amounts outstanding during 1993, 1992 and 1991 under the revolving credit notes and commercial paper program were $25,069,000, $47,318,000 and $91,770,000, respectively, with corresponding effective interest rates of 13.9%, 11.2% and 10.0% including commitment fee and interest rate swaps. The maximum amounts outstanding at any month-end were $46,800,000, $91,650,000 and $114,416,000 during 1993, 1992 and 1991 respectively.

    The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 1993, the Company had interest rate swap agreements with commercial banks having a total notional principal amount of $40 million. These agreements call for the payment of fixed rate interest by the Company in return for the assumption by the commercial banks of the variable rate costs, which effectively fixes the Company's interest rate on a portion of its floating rate debt at 10.4%. The interest rate swap agreements in the amounts of $10 million, $20 million and $10 million mature in 1994, 1995 and 1996 respectively. Additionally, the Company is a party to a swap agreement with a notional principal amount of $20 million expiring in 1994, from which it receives interest from a bank at a fixed rate of 5.4% and pays interest at various rates to the bank. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties. The cost to terminate the net swap obligations at December 31, 1993 is approximately $4,922,000.

    Covenants relating to long-term debt require maintenance of a minimum net worth and cash flows, specified debt to net worth and fixed charge coverage ratios. Covenants also limit the Company's ability to incur additional senior debt and to pay cash dividends, repurchase its shares and retire convertible debenture debt and limit capital expenditures, among other restrictions.

    The fair value of the Company's subordinated debentures at December 31, 1993 was approximately $31,101,000 based on quoted market prices. The Company has the option to redeem these debentures at Par value at any time upon 30 days notice. The fair value of the Company's remaining long-term debt at December 31, 1993 was approximately equal to its carrying value.

    Substantially all accounts receivable and the stock of subsidiary companies are pledged as collateral to secure long-term debt.

     Aggregate maturities follow:
     ----------------------------
     1994             $ 4,313,000
     1995               9,671,000
     1996               3,815,000
     1997               2,284,000
     1998                 805,000
     Later             58,506,000
     ----------------------------
     Total            $79,394,000
     ----------------------------

4) COMMON STOCK

    During 1993, the Company repurchased 224,800 shares of its Class B Common Stock at an average purchase price of $14.39 per share or an aggregate of approximately $3.2 million. Since January 1, 1992 the Company has repurchased 454,700 shares at an aggregate purchase price of approximately $6.2 million or $13.55 per share. The Company's ability to repurchase its shares is limited by long-term debt covenants to $7.5 million plus 25% of cumulative net income since January, 1992. Under the terms of these covenants, the Company had the ability to repurchase an additional $12.3 million of its Common Stock as of December 31, 1993. The repurchased shares are treated as retired.

    At December 31, 1993, 3,340,350 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, for issuance upon conversion of the Company's Convertible Subordinated Debentures and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

    In 1992, the Company adopted a Stock Bonus Plan and a Corporate Ownership Program, both of which were approved by the stockholders at the 1992 annual meeting. Under the terms of the Stock Bonus Plan, eligible employees may elect to receive all or part of their annual bonuses in shares of restricted stock (the "Bonus Shares"). Those electing to receive bonus shares also receive additional restricted shares in an amount equal to 20% of their Bonus Shares (the "Premium Shares"). Restrictions on one-half of the Bonus Shares and one-half of the Premium Shares lapse after one year and the restrictions on the remaining shares lapse after two years. The Company has reserved 150,000 shares of Class B Common Stock for this plan and has issued 46,313 shares at December 31, 1993.

    Under the terms of the Corporate Ownership Program, eligible employees may purchase shares of common stock, directly from the Company, at the market price. The Company will loan each eligible employee an amount equal to 90% of the purchase price for the shares. The loans, which are partially recourse to the employee, bear interest at the applicable Federal rate and are due five years from the purchase date. Shares purchased under this plan are restricted from sale or transfer. Restrictions on one-half of the shares lapse after one year and restrictions on the remaining shares lapse after two years. The Company has reserved 100,000 shares of Class B Common Stock for this plan. As of December 31, 1993, 19,803 shares were sold under the terms of this plan.

    The Company also has a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions. Under the terms of this plan, 300,000 shares of Class B Common Stock have been reserved for purchase by officers, key employees and consultants. The restrictions lapse as to one-third of the shares on the third, fourth and fifth anniversary dates of the purchase. The Company has issued 143,000 shares under this plan, of which 45,000 became fully vested during 1993 and 5,333 were cancelled. Compensation expense, based on the difference between the market price on the date of purchase and par value, is being amortized over the restriction period and was $240,000 in 1993, $265,000 in 1992 and $278,000 in 1991.

    Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four year period beginning one year after the date of the grant. The options expire five years after the date of the grant.

    Information with respect to these options is summarized as follows:

                                                                                                                  AVERAGE
                                                                                    NUMBER                         OPTION
OUTSTANDING OPTIONS                                                               OF SHARES                        PRICE
- -------------------                                                               ----------                      --------
Balance, January 1, 1991....................................................         177,316                        $ 6.62
  Granted...................................................................          17,500                        $13.67
  Exercised.................................................................         (39,814)                       $ 4.97
  Cancelled.................................................................          (7,000)                       $ 8.55
                                                                                  ----------                      --------
Balance, January 1, 1992....................................................         148,002                        $ 7.80
  Granted...................................................................         135,000                        $12.72
  Exercised.................................................................         (78,487)                       $ 6.82
  Cancelled.................................................................          (4,340)                       $12.67
                                                                                  ----------                      --------
Balance, January 1, 1993....................................................         200,175                        $11.40
  Granted...................................................................           7,400                        $14.88
  Exercised.................................................................         (40,238)                       $ 7.23
  Cancelled.................................................................          (3,000)                       $12.50
                                                                                  ----------                      --------
Balance, December 31, 1993..................................................         164,337                        $12.53
                                                                                  ==========                      ========


    Options for 259,100 shares were available for grant at December 31, 1993. At December 31, 1993, options for 49,313 shares of Class B Common Stock with an aggregate purchase price of $581,273 (average of $11.79 per share) were exercisable.

5) INCOME TAXES

    Components of income tax expense are as follows:

                                                                                     Year Ended December 31
                                                                       --------------------------------------------------
                                                                            1993              1992              1991
                                                                       --------------    --------------    --------------
Currently payable
  Federal..........................................................       $17,315,000       $28,495,000       $20,447,000
  State............................................................         1,136,000         3,949,000         2,834,000
                                                                       --------------    --------------    --------------
                                                                           18,451,000        32,444,000        23,281,000
                                                                       --------------    --------------    --------------
Deferred
  Federal..........................................................        (6,482,000)      (10,110,000)      (11,457,000)
  State............................................................          (884,000)       (1,401,000)       (1,585,000)
                                                                       --------------    --------------    --------------
                                                                           (7,366,000)      (11,511,000)      (13,042,000)
                                                                       --------------    --------------    --------------
                                                                          $11,085,000       $20,933,000       $10,239,000
                                                                       ==============    ==============    ==============

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", (SFAS
109). Under SFAS 109, deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. The effect of adopting SFAS 109 was not material to the Company's 1991 results of operations. The Company had previously accounted for income taxes under the provisions of Statement of Financial Accounting Standards No. 96. The net effect of the impact of the 1993 tax law changes on the current and deferred tax provisions was immaterial.

    Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                                                               Year Ended December 31
                                                                                          --------------------------------
                                                                                               1993              1992
                                                                                          --------------    --------------
Self-insurance reserves...............................................................       $29,134,000       $25,840,000
Doubtful accounts and other reserves..................................................         6,270,000         3,963,000
State income tax (assets) accruals....................................................        (1,546,000)        1,221,000
Other deferred tax assets.............................................................           491,000           313,000
Depreciable and amortizable assets....................................................       (22,434,000)      (24,226,000)
Conversion from cash basis to accrual basis of accounting.............................        (7,634,000)      (10,081,000)
Other deferred tax liabilities........................................................          (411,000)         (526,000)
                                                                                          --------------    --------------
  Total...............................................................................       $ 3,870,000       $(3,496,000)
                                                                                          ==============    ==============


                                                                                               Year Ended December 31
                                                                                        -----------------------------------
                                                                                        1993           1992           1991
                                                                                        -----          -----          -----
Federal statutory rate...........................................................        35.0%          34.0%          34.0%
Utilization of capital loss carryforward.........................................          --             --           (5.8)
(Deductible) nondeductible depreciation, amortization and other..................        (3.9)          13.0            2.6
State taxes, net of Federal income tax benefit...................................         0.5            4.1            2.7
                                                                                        -----          -----          -----
                                                                                         31.6%          51.1%          33.5%
                                                                                        =====          =====          =====


    At December 31, 1990, the Company had capital loss carryforwards of $7,800,000 which were available to offset future capital gains for financial reporting purposes. These capital loss carryforwards were fully utilized in 1991 as a result of the U.K. divestiture transaction. During the current year, the Company disposed of several hospitals and ancillary businesses resulting in the recoupment of previously non-deductible charges. During the year, the Company reviewed its deferred state tax balances and as a result reduced its current year tax provision by $780,000.

    The net deferred tax assets and liabilities are comprised as follows:

                                                                                              Year Ended December 31
                                                                                         --------------------------------
                                                                                              1993              1992
                                                                                         --------------    --------------
Currently deferred taxes
  Assets.............................................................................       $10,723,000       $ 8,161,000
  Liabilities........................................................................        (2,990,000)       (2,972,000)
                                                                                         --------------    --------------
  Total deferred taxes-current.......................................................         7,733,000         5,189,000
                                                                                         --------------    --------------
Noncurrent deferred taxes
  Assets.............................................................................        25,172,000        23,176,000
  Liabilities........................................................................       (29,035,000)      (31,861,000)
                                                                                         --------------    --------------
  Total deferred taxes-noncurrent....................................................        (3,863,000)       (8,685,000)
                                                                                         --------------    --------------
Total deferred taxes.................................................................       $ 3,870,000       $(3,496,000)
                                                                                         ==============    ==============


    The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts and the current portion of the temporary differences related to self-insurance reserves and the change in accounting method. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has not provided a valuation allowance since management believes that all of the deferred tax assets will be realized through the reversal of temporary differences that result in deferred tax liabilities and through expected future taxable income.

6) LEASE COMMITMENTS

    Certain of the Company's hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2013. Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value.

    A summary of property under capital lease follows:

                                                                                              Year Ended December 31
                                                                                         --------------------------------
                                                                                              1993              1992
                                                                                         --------------    --------------
Land, buildings and equipment........................................................       $18,937,000       $13,227,000
Less: accumulated amortization.......................................................         6,400,000         3,543,000
                                                                                         --------------    --------------
                                                                                            $12,537,000       $ 9,684,000
                                                                                         ==============    ==============


    Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 1993 are as follows:

                                                                                            CAPITAL          OPERATING
YEAR                                                                                         LEASES            LEASES
- ----                                                                                     --------------    --------------
1994                                                                                      $ 4,435,000       $ 23,556,000
1995                                                                                        3,861,000         22,374,000
1996                                                                                        3,177,000         20,633,000
1997                                                                                        1,815,000         18,292,000
1998                                                                                          440,000         17,374,000
Later Years                                                                                    --             53,380,000
                                                                                          -----------       ------------
Total minimum rental                                                                      $13,728,000       $155,609,000
Less: Amount representing interest                                                          1,596,000       ============
                                                                                          -----------
Present value of minimum rental commitments                                                12,132,000
Less: Current portion of capital lease obligations                                          3,641,000
                                                                                          -----------
Long-term portion of capital lease obligations                                            $ 8,491,000
                                                                                          ===========


    Capital lease obligations of $5,371,000, $7,310,000 and $1,467,000 in
1993, 1992 and 1991 respectively, were incurred when the Company entered into capital leases for new equipment.

7) COMMITMENTS AND CONTINGENCIES

    The Company is self-insured for its general liability risks for claims limited to $5 million per occurrence and for its professional liability risks for claims limited to $25 million per occurrence. Coverage in excess of these limits up to $100 million is maintained with major insurance carriers. During 1993, the Company purchased a general and professional liability occurrence policy with a commercial insurer for one of its larger acute care facilities. This policy, which is scheduled to terminate in July, 1994, includes coverage up to $25 million per occurrence for general and professional liability risks.

    As of December 1993 and 1992, the reserve for professional and general liability risks was $65.2 million and $58.6 million, respectively, of which $8.3 million in 1993 and $7.4 million in 1992 is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates.

    The Company has outstanding letters of credit totaling $22 million related to the Company's self-insurance programs ($11.3 million), as support for various debt instruments ($2.1 million) and as support for a loan guarantee for an unaffiliated party ($8.6 million). The Company has also guaranteed approximately $2 million of loans.

    The Company estimates the cost to complete major construction projects in progress at December 31, 1993 will approximate $24 million.

    The Company has entered into a long term contract with a third party to provide certain data processing services for its acute care and psychiatric hospitals. This contract expires in 1999.

    Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

8) RELATED PARTY TRANSACTIONS

    At December 31, 1993, the Company held approximately 7% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or Directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income/(loss) from the Trust was $757,000, ($110,000) and $674,000 in 1993, 1992 and 1991, respectively, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 1993 and 1992 was $7,375,000 and $4,524,000, respectively and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 1993 was $10,352,000.

    During 1993, pursuant to the terms of its lease with the Trust, the Company purchased the real property of a 48-bed psychiatric hospital located in Texas for $3.2 million. The real property of this hospital was previously leased by the Company and base rental payments continued under the existing lease until the date of sale. Operations at this hospital were discontinued during the first quarter of 1992, however, the facility is currently being utilized for outpatient services at one the Company's acute care hospitals. Also during 1993, the Company sold to the Trust certain real estate assets of a 134-bed hospital located in Illinois for approximately $1.9 million. These assets consisted of additions and improvements made to the facility by the Company since the sale of the major portion of the real estate assets to the Trust in 1986. The operations of this facility were sold during 1993 to an operator unaffiliated with the Company.

    As of December 31, 1993, the Company leased eight hospital facilities from the Trust with initial terms expiring in 1999 through 2003. These leases contain up to six 5-year renewal options. Future minimum lease payments to the Trust are included in Note 6. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. Total rent expense under these operating leases was $16,600,000 in 1993, $17,000,000 in 1992 and $16,800,000 in 1991. The Company received an advisory fee of $880,000 in 1993, $913,000 in 1992 and $909,000 in 1991 from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

    In connection with the exercise of stock options by certain officers, the Company agreed to lend these officers an amount equal to the Company's tax savings resulting from the exercise of these options. In 1991, $112,000 of the loan balances, and in 1992 the remaining loan balances of $352,000 were forgiven by the Board of Directors and charged to compensation expense.

    In 1985, shares of Class A Common Stock were granted to certain officers and key employees, primarily in exchange for notes receivable. The obligations to repay the notes, which lapsed over a seven-year period, terminated during 1992. Compensation expense charged to operations related to these stock grants was $26,000 in 1992 and $136,000 in 1991.

    At January 1, 1992, the Company had a non-interest bearing demand note from a principal officer which was fully forgiven during 1992. Compensation expense charged to operations related to this note was $393,000 in 1992 and $100,000 in 1991.

    A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel.

9) QUARTERLY RESULTS (UNAUDITED)

    The following tables summarize the Company's quarterly financial data for the two years ended December 31, 1993.

                                                      FIRST               SECOND              THIRD               FOURTH
1993                                                 QUARTER             QUARTER             QUARTER             QUARTER
- ----                                             ----------------    ----------------    ----------------    ----------------
Net revenues.................................      $195,305,000        $187,453,000        $186,332,000        $192,454,000
Income before income taxes...................      $ 13,120,000        $  9,735,000        $  7,503,000        $  4,738,000
Net income...................................      $  8,611,000        $  6,478,000        $  5,157,000        $  3,765,000
Earnings per share (fully diluted)...........      $       0.60        $       0.46        $       0.37        $       0.28
=============================================================================================================================


    Net revenues in 1993 include $13.5 million of additional revenues received from special Medicaid reimbursement programs. These programs are scheduled to terminate in August, 1994. Of the amount received, $4.6 million was recorded in each of the first and second quarters, $1.0 million was recorded in the third quarter and $3.3 million was recorded in the fourth quarter. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. The first quarter operating results also include approximately $4.1 million of expenses related to the disposition of ancillary businesses and the second quarter operating results include a $3.2 million increase in the reserves for the Company's self-insurance programs. Net revenues in the third quarter include $3.0 million of unfavorable adjustments related to prior year reimbursement issues and the fourth quarter operating results includes a $4.7 million pre-tax loss on disposal of two acute care hospitals and the winding down or disposition of non-strategic businesses. The Company's effective tax rate in the fourth quarter was significantly lower than other quarters due to the disposition of two acute care hospitals resulting in the recoupment of previously non-deductible charges.

                                                      FIRST               SECOND              THIRD               FOURTH
1992                                                 QUARTER             QUARTER             QUARTER             QUARTER
- ----                                             ----------------    ----------------    ----------------    ----------------
Net revenues.................................      $202,049,000        $174,428,000        $173,720,000        $181,030,000
Income before income taxes...................      $ 19,974,000        $ 10,047,000        $  5,730,000        $  5,202,000
Net income...................................      $  7,443,000        $  6,120,000        $  3,400,000        $  3,057,000
Earnings per share (fully diluted)...........      $       0.52        $       0.43        $       0.25        $       0.23
=============================================================================================================================


    Net revenues in 1992 include $29.8 million of favorable Medicaid reimbursements. Of this amount, $22.2 million was recorded in the first quarter, $3 million was recorded in the third quarter and $4.6 million was recorded in the fourth quarter. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. The first quarter's operating results also include a $13.5 million amortization charge resulting from the revaluation of certain goodwill balances. Net revenues in the second quarter include a $2.3 million favorable adjustment related to prior year reimbursement issues.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES,
      UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                                                                        DEDUCTIONS
                                                  BALANCE AT                     ------------------------
                                                   BEGINNING                      AMOUNTS       AMOUNTS            BALANCE AT
       NAME OF DEBTOR                              OF PERIOD       ADDITIONS     COLLECTED    WRITTEN OFF        END OF PERIOD
       ---------                                 -------------    -----------    ---------    -----------        --------------
Year Ended December 31, 1993:

Sidney Miller (f)............................    $      40,000        --            --        $    20,000(d)      $    20,000
Thomas J. Bender (g).........................    $     150,000        --         $ 150,000    --                      --
Thomas J. Bender (h).........................    $      60,000    $     3,000       --        --                  $    63,000

Year Ended December 31, 1992:

Alan B. Miller (b)...........................    $     393,000        --            --        $   393,000(d)          --
Alan B. Miller (a)...........................    $      70,000        --            --        $    70,000(d)          --
Alan B. Miller (a)...........................    $     191,000        --            --        $   191,000(d)          --
Alan B. Miller (c)...........................    $      23,000        --            --        $    23,000(e)          --
Sidney Miller (a)............................    $       6,000        --            --        $     6,000(d)          --
Sidney Miller (c)............................    $       1,000        --            --        $     1,000(e)          --
Sidney Miller (c)............................    $       2,000        --            --        $     2,000(e)          --
Sidney Miller (a)............................    $      85,000        --            --        $    85,000(d)          --
Sidney Miller (f)............................    $      40,000        --            --        --                  $    40,000
Thomas J. Bender (g).........................    $     150,000        --            --        --                  $   150,000
Thomas J. Bender (h).........................         --          $    60,000       --        --                  $    60,000

Year Ended December 31, 1991:

Alan B. Miller (b)...........................    $     493,000        --            --        $   100,000(d)      $   393,000
Alan B. Miller (a)...........................    $     105,000        --            --        $    35,000(d)      $    70,000
Alan B. Miller (a)...........................    $     239,000        --            --        $    48,000(d)      $   191,000
Alan B. Miller (c)...........................    $     139,000        --            --        $   116,000(e)      $    23,000
Sidney Miller (a)............................    $      10,000        --            --        $     4,000(d)      $     6,000
Sidney Miller (c)............................    $       6,000        --            --        $     5,000(e)      $     1,000
Sidney Miller (c)............................    $      13,000        --            --        $    11,000(e)      $     2,000
Sidney Miller (a)............................    $     110,000        --            --        $    25,000(d)      $    85,000
Sidney Miller (f)............................    $      40,000        --            --        --                  $    40,000
Thomas J. Bender (g).........................    $     150,000        --            --        --                  $   150,000

- ---------
(a)Interest accrued at 11%.
(b)Non-interest bearing demand note.
(c)Interest accrued at 6.9%.
(d)Amounts forgiven by Board of Directors and charged to compensation expense.
(e)Amounts charged to compensation expense for financial reporting purposes. Loan forgiveness vested over periods up to seven years per agreement.
(f)Interest accrues at 9%.
(g)Interest accrues at 9%.
(h)Interest accrues at 5% payable in 1997.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     SCHEDULE V -- PROPERTY AND EQUIPMENT

                                                            ADDITIONS
                                   BALANCE AT     -----------------------------                                         BALANCE
                                    BEGINNING      ACQUISITION                     SALES AND       OTHER AMOUNTS        AT END
          DESCRIPTION               OF PERIOD     OF BUSINESS(A)      OTHER       RETIREMENTS     ADD (DEDUCT)(B)      OF PERIOD
           ----------             -------------   --------------   ------------   ------------   -----------------   -------------
YEAR ENDED DECEMBER 31,
  1993:
    Land........................   $ 23,154,000    $      --       $  2,802,000   $ (1,360,000)    $  4,430,000      $ 29,026,000
    Buildings and improvements..    274,214,000         703,000       5,838,000    (15,769,000)      19,524,000       284,510,000
    Equipment...................    188,306,000       2,278,000      15,554,000    (19,579,000)       4,924,000       191,483,000
    Construction in progress....     12,350,000           --         26,344,000          --         (28,709,000)        9,985,000
    Property under capital lease     13,227,000         508,000       5,371,000          --            (169,000)       18,937,000
                                  -------------    ------------    ------------   ------------     ------------     -------------
        Total...................   $511,251,000    $  3,489,000     $55,909,000   $(36,708,000)    $      --         $533,941,000
                                  =============    ============    ============   ============     ============     =============
YEAR ENDED DECEMBER 31,
  1992:
    Land........................   $ 22,548,000    $      --       $    606,000   $      --        $      --         $ 23,154,000
    Buildings and improvements..    263,143,000          10,000       3,397,000     (2,336,000)      10,000,000       274,214,000
    Equipment...................    182,716,000       2,667,000      15,407,000    (15,067,000)       2,583,000       188,306,000
    Construction in progress....     11,683,000           --         13,834,000       (834,000)     (12,333,000)       12,350,000
    Property under capital lease      5,616,000         643,000       7,310,000        (92,000)        (250,000)       13,227,000
                                  -------------    ------------    ------------   ------------     ------------     -------------
        Total...................   $485,706,000     $ 3,320,000     $40,554,000   $(18,329,000)    $      --         $511,251,000
                                  =============    ============    ============   ============     ============     =============
YEAR ENDED DECEMBER 31,
  1991:
    Land........................  $  30,424,000    $      --       $    411,000   $ (8,467,000)    $    180,000      $ 22,548,000
    Buildings and improvements..    270,894,000           --         31,241,000    (39,968,000)         976,000       263,143,000
    Equipment...................    191,077,000           --         13,529,000    (31,832,000)       9,942,000       182,716,000
    Construction in progress....     12,886,000           --          8,348,000         --           (9,551,000)       11,683,000
    Property under capital lease      4,405,000           --          1,211,000         --               --             5,616,000
                                  -------------    ------------    ------------   ------------     ------------     -------------
        Total...................   $509,686,000    $      --        $54,740,000   $(80,267,000)    $  1,547,000      $485,706,000
                                  =============    ============    ============   ============     ============     =============

- ---------
(a) Represents the fair market value at the date of acquisition of assets acquired in business combinations accounted for as purchases.
(b) Listed below are the components of the 1993, 1992 and 1991 "Other Amounts" column:

                                                          BUILDING                                  PROP. UNDER
                                             LAND        & IMPROV.      EQUIPMENT       C.I.P.       CAP LEASE        TOTAL
                                          -----------   ------------   -----------   ------------   ------------   ------------
                                                               1993
                                                               ----
Reclasses..............................   $ 4,430,000   $ 19,524,000   $ 4,924,000   $(28,709,000)  $   (169,000)   $      --
                                          ===========   ============   ===========   ============   ============    ============

                                                               1992
                                                               ----
Reclasses..............................   $     --      $ 10,000,000   $ 2,583,000   $(12,333,000)  $   (250,000)   $      --
                                          ===========   ============   ===========   ============   ============    ============

                                                                1991
                                                                ----
Cumulative translation adjustments.....   $   180,000   $    695,000   $   672,000   $      --      $      --       $  1,547,000
Reclasses..............................   $     --      $    281,000   $ 9,270,000   $ (9,551,000)  $      --       $      --
                                          -----------   ------------   -----------   ------------   ------------    ------------
Total other amounts....................   $   180,000   $    976,000   $ 9,942,000   $ (9,551,000)  $      --       $  1,547,000
                                          ===========   ============   ===========   ============   ============    ============

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
                    AMORTIZATION OF PROPERTY AND EQUIPMENT


                                                           ADDITIONS
                                         BALANCE AT        CHARGED TO                                              BALANCE
                                          BEGINNING        COSTS AND        SALES AND        OTHER AMOUNTS         AT END
            DESCRIPTION                   OF PERIOD         EXPENSES       RETIREMENTS       ADD (DEDUCT)         OF PERIOD
               ------                   -------------     ------------     ------------     ---------------     -------------
YEAR ENDED DECEMBER 31,
  1993:
  Buildings and improvements........     $103,165,000      $16,775,000     $ (3,905,000)      $(1,313,000        $114,722,000
  Equipment.........................      108,835,000       14,225,000      (13,946,000)        1,273,000)        110,387,000
  Property under capital lease......        3,543,000        2,817,000               --            40,000           6,400,000
                                        -------------     ------------     ------------       -----------       -------------
                                         $215,543,000      $33,817,000     $(17,851,000)      $     --           $231,509,000
                                        =============     ============     ============       ===========       =============
YEAR ENDED DECEMBER 31,
  1992:
  Buildings and improvements........     $ 86,778,000      $16,028,000     $    359,000       $     --           $103,165,000
  Equipment.........................      104,880,000       14,241,000      (10,286,000)            --            108,835,000
  Property under capital lease......        2,114,000        1,510,000          (81,000)            --              3,543,000
                                        -------------     ------------     ------------       -----------       -------------
                                         $193,772,000      $31,779,000     $(10,008,000)      $     --           $215,543,000
                                        =============     ============     ============       ===========       =============
YEAR ENDED DECEMBER 31,
  1991:
  Buildings and improvements........     $ 97,312,000      $15,075,000     $(26,000,000)      $   391,000        $ 86,778,000
  Equipment.........................       97,082,000       14,854,000       (6,994,000)          (62,000)        104,880,000
  Property under capital lease......        1,228,000          886,000            --                --              2,114,000
                                        -------------     ------------     ------------       -----------       -------------
                                         $195,622,000      $30,815,000     $(32,994,000)      $   329,000(a)     $193,772,000
                                        =============     ============     ============       ===========       =============


               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS


                                                                          ADDITIONS
                                                                -----------------------------
                                                 BALANCE AT      CHARGED TO                      WRITE-OFF OF       BALANCE
                                                 BEGINNING       COSTS AND      ACQUISITIONS     UNCOLLECTIBLE       AT END
                DESCRIPTION                      OF PERIOD        EXPENSES      OF BUSINESSES      ACCOUNTS        OF PERIOD
                   ------                       ------------    ------------    -------------    -------------    ------------
ALLOWANCE FOR DOUBTFUL   ACCOUNTS
RECEIVABLE:
    Year ended December 31, 1993............     $27,257,000     $55,409,000       $   --          $(54,222,000)     $28,444,000
                                                ============    ============       =========       ============     ============
    Year ended December 31, 1992............     $25,166,000     $45,008,000       $   --          $(42,917,000)     $27,257,000
                                                ============    ============       =========       ============     ============
    Year ended December 31, 1991............     $22,438,000     $44,832,000       $   --          $(42,104,000)     $25,166,000
                                                ============    ============       =========       ============     ============


               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
           SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                                                        1993                 1992                 1991
                                                                   --------------       --------------       --------------
Maintenance and repairs........................................       $13,243,000          $13,224,000          $13,517,000
Taxes, other than payroll and income taxes.....................       $15,347,000          $14,339,000          $14,598,000
Amortization of intangible assets..............................       $ 5,782,000          $17,280,000(b)       $ 4,207,000

(a) Consists of Cumulative Translation Adjustment.

(b) Includes $13.5 million amortization charge recorded in 1992 resulting from the revaluation of certain goodwill balances.

All other items are omitted since the required information is not applicable.

==============================================================================
- ------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                --------------

                                   EXHIBITS
                                      TO
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED               COMMISSION FILE NUMBER
           DECEMBER 31, 1993                           0-10454

                                --------------

                       UNIVERSAL HEALTH SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


- ------------------------------------------------------------------------------
==============================================================================

                             INDEX TO EXHIBITS


          Exhibit

10.3      Restated Employment Agreement, dated as of July 14,
          1992, by and between Registrant and Alan B. Miller.

10.7      Agreement, effective January 1, 1994, to renew Advisory
          Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of
          Delaware, Inc.

10.16     Sale and Servicing Agreement dated as of November 16,
          1993, between Certain Hospitals and UHS Receivables
          Corp.

10.17 Servicing Agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS of Delaware, Inc. and
          Continental Bank, National Association.

10.18     Pooling Agreement dated as of November 16, 1993, among
          UHS Receivables Corp., Sheffield Receivables
          Corporation and Continental Bank, National Association.

10.19     Guarantee dated as of November 16, 1993, by Universal
          Health Services, Inc. in favor of UHS Receivables Corp.

10.20     Amendment No. 1 to the 1989 Non-Employee Director Stock
          Option Plan.

10.21     Amendment No. 1 to the 1992 Stock Bonus Plan.

10.22     1994 Executive Incentive Plan.

11.       Statement re: computation of per share earnings.

22.       Subsidiaries of Registrant.

24.       Consent of Independent Public Accountants.

                                                                 EXHIBIT 10.3

                        RESTATED EMPLOYMENT AGREEMENT

          THIS AGREEMENT, dated as of July 14, 1992, by and between UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation having its principal office at 367 South Gulph Road, King of Prussia, Pennsylvania 19406 (the "Company") and ALAN B. MILLER, residing at 57 Crosby Brown Road, Gladwyne, Pennsylvania 19035 ("Employee").

                                 W I T N E S S E T H:

          WHEREAS, employee has been and is employed by the Company as its President and Chief Executive Officer pursuant to an Employment Agreement dated as of January 1, 1981, as amended December 1984, July 15, 1987 and June 1, 1989 (the "Employment Agreement"), and Employee has served and is presently serving as a Director of the Company;

          WHEREAS, the Company and Employee desire that such employment continue pursuant to the terms and conditions hereof;

          WHEREAS, because of the position Employee now holds with the Company and will hold during the term of this Agreement, the Company's Board of Directors considers it in the best interests of the Company, for an extended period after the term of Employee's active employment, that the Company have the benefit of Employee's services as a consultant and that Employee refrain from competing with the Company; and

          WHEREAS, after the term of his active employment by the Company, Employee is willing to serve as a consultant to the Company and to refrain from competing with the Company pursuant to the terms and conditions hereof applicable thereto;

          WHEREAS, the Employment Agreement is hereby amended and restated in its entirety by this Agreement;

          NOW, THEREFORE, for and in consideration of the mutual premises, representations and covenants herein contained, it is agreed as follows:

          1.   Term of Active Employment and Consulting Period.

          The phrase "term of active employment", as used in this Agreement, shall mean the period beginning July 14, 1992 and ending on December 31, 1997, subject, however, to earlier termination as expressly provided herein, and subject further to the right of Employee or the Company to extend the term of active employment until December 31, 2002 by giving written notice thereof to the other within 180 days prior to December 31, 1997. The phrase "consulting period", as used in this Agreement, shall mean, except as otherwise provided herein, the period beginning immediately upon the expiration of the term of active employment, as it may be extended, and continuing for five years after such expiration. The phrase "term of this Agreement", as used in this Agreement, shall mean the term of active employment and the consulting period together.

          2.   Active Employment.

          The Company agrees to employ Employee, and Employee agrees to be employed by the Company, as Chief Executive Officer and President of the Company during the term of employment.

          3.   Duties.

               (a) Employee agrees in the performance of his duties as Chief Executive Officer and President of the Company during the term of active employment to comply with the policies and reasonable directives of the Board of Directors of the Company (and any subsidiary or subsidiaries of the Company which shall, with the consent of Employee, at the time employ Employee).

               (b) Employee agrees to devote his full time to the performance of his duties during the term of active employment; and Employee shall not, directly or indirectly, alone or as a member of a partnership, or as an officer, director or employee of any other corporation, partnership or other organization, be actively engaged in or concerned with any other duties or pursuits which interfere with the performance of his duties hereunder.

               (c) The Company agrees that during the term of active employment Employees' duties shall be such as to allow him to work and live in the Philadelphia Metropolitan Area, and in no event shall Employee be required to move his residence from, or operate (except in accordance with past practice) outside of, the Philadelphia Metropolitan Area.

          4.   Base Salary.

               (a) As compensation for the services to be rendered by Employee hereunder, the Company agrees to pay or cause to be paid to Employee for the fiscal year ending December 31, 1992 and each fiscal year thereafter during the term of this Agreement a base salary of six hundred seventy five thousand ($675,000) dollars per annum which salary shall be increased by an amount equal at least to the percentage increase in the Consumer Price Index over the previous year as reported by the United States Department of Labor, Bureau of Labor Statistics, for the Philadelphia Metropolitan Area, and may be increased by such larger amount as the Board of Directors in its discretion may determine, but in no event shall the salary be reduced from the salary paid during the previous fiscal year.

               (b) The Company also agrees to pay or reimburse Employee during the term of active employment for all reasonable travel and other expenses incurred or paid by Employee in connection with the performance of his services under this Agreement in accordance with past practice.

          5.   Annual Bonus.

          It is acknowledged that it has been the practice of the Company to award Employee an annual bonus (the "Annual Bonus"). It is agreed that the Annual Bonus award shall be continued during the term of employment as follows: the Company shall pay to Employee during the term of active employment, within ninety (90) days after the end of the fiscal year ending December 31, 1992 and of each fiscal year of the Company thereafter during the term of active employment, an amount determined by the Board of Directors, but not less than $100,000.

          6.   Other Bonuses and Benefits.

               (a) Employee may also be paid during the term of active employment, in addition to the arrangements described above, such bonuses and other compensation as may from time to time be determined by the Board of Directors of the Company.

               (b) (1) The Company agrees to pay Employee an annual amount of $13,674.00 during the term of this Agreement as payment for premiums under a life insurance policy, Policy No. 158034323 (the "Policy") issued by Manufacturers Life Insurance Company (the "Insurer"), on the life of Employee.

                    (2) Should Employee's employment with the Company cease because of Employee's resignation from employment with the Company or "discharge for cause" under the terms of this Agreement, the Company's obligations under clause (b)(1) hereof shall also cease. At such time, the Company shall be entitled to receive from Employee a payment (based on the year of resignation or "discharge for cause") as follows:

		                      Year               Amount
                          ----              -------
                          1992              $29,090
                          1993              $38,716
                          1994              $48,815
                          1995              $59,410
                          1996              $70,534
                          1997              $90,843
                          1998             $103,774
                          1999             $117,338
                          2000             $131,443
                          2001             $146,119
                          2002             $151,334

                    (3) Employee's obligations under clause (b)(2) hereof are non-recourse to Employee and are secured solely by the cash surrender value of the Policy. Should Employee not make the required payment to the Company of the amounts set forth in clause
          (b)(2) hereof, Employee agrees to surrender the Policy for termination by the Insurer in return for the payment by the Insurer to the Company of the cash surrender value of the Policy.

                    (4) The Company's interest in the Policy shall be limited to the right to recover the cash surrender value of the Policy under the terms of this Agreement.

                    (5) Except as specifically herein granted to the Company, Employee shall retain all incidents of ownership in the Policy, including, but not limited to, the right to change the beneficiary of the Policy, and the right to exercise all settlement options permitted by the terms of the Policy; provided, however, that all rights retained by Employee, transferee and beneficiary shall be subject to the terms and conditions of this Agreement.

                    (6) The Insurer is authorized by this Agreement to recognize the Company's claims to rights hereunder without investigating the reason for any action taken by the Company, the termination of Employees' employment, the giving of any notice required herein, or the application to be made by the Company of any amounts to be paid to the Company. The signature of any officer of the Company shall be sufficient for the exercise of any rights under the Policy and the receipt of the Company for any sums received by it shall be a full discharge and release therefor to the Insurer.

                    (7) If the Insurer is made or elects to become a party to any litigation concerning the proper apportionment under this agreement, Employee and the Company and their transferees agree to be jointly and severally liable for the Insurer's litigation expenses, including reasonable attorney fees.

               (c) Employee shall also be eligible to and shall participate in, and receive the benefits of, any and all profit sharing, pension, bonus, stock option or insurance plans, or other similar types of benefit plans which may be initiated or adopted by the Company.

          7.   Fringe Benefits.

               Employee shall be entitled to and shall receive the following benefits during the term of this Agreement:

               (a) All prior benefits previously enjoyed in accordance with past practice; and

               (b) Health, disability and accident insurance as presently in force or as may be improved by the Board of Directors.

          8.   Consulting Period Retention and Duties.

               (a) Except as otherwise provided in Sections 9, 10 and 11 hereof, Employee agrees to be retained by the Company, and Company agrees to retain Employee, as a consultant to the Company during the consulting period.

               (b) During the consulting period Employee will provide such reasonable consulting services concerning the business, affairs and management of the Company as may be requested by the Company's Board of Directors, but Employee shall not be required to devote more than five (5) business days each month to such services, which shall be performed at such place as is mutually convenient to both parties or, in the event there is no agreement as to a mutually convenient place, such services shall be performed at the principal executive offices of the Company. Employee may, subject to the restrictions of Section 13, engage in other employment during the consulting period as is not inconsistent with his consulting obligations hereunder.

          9.   Consulting Period Compensation.

               (a) As compensation for the services to be rendered by Employee during the consulting period the Company agrees to pay or cause to be paid to Employee a fee equal to one-half Employee's base salary paid under
Section 4 hereof at the date of the expiration of the term of active employment, payable in equal monthly installments during the consulting period.

               (b) The Company also agrees to pay or reimburse Employee for all reasonable travel and other expenses incurred or paid by Employee in connection with the performance of his services under this Agreement during the consulting period in accordance with the payment or reimbursement practices in effect during the term of active employment.

          10.  Disability.

               If during the term of active employment Employee shall become physically or mentally disabled, whether totally or partially, so that he is prevented from performing his usual duties for a period of six consecutive months, or for shorter periods aggregating six months in any twelve-month period, the Company shall, nevertheless, continue to pay Employee his full compensation, when otherwise due, as provided in this Agreement through the last day of the sixth consecutive month of disability or the date on which the shorter periods of disability shall have equalled a total of six months in any twelve-month period. The Company may, by action of all but one of the members of the Company's Board of Directors, at any time on or after such day, by written notice to Employee (the "Disability Notice"), provided Employee has not resumed his usual duties prior to the date of the Disability Notice, terminate (as of the first day of the month following the date of the Disability Notice, provided that Employee shall also be paid a pro rata portion of the Annual Bonus which would otherwise have been payable for such fiscal year in which the Disability Notice is given) the compensation otherwise payable to Employee during the term of active employment and pay to Employee the Disability Payment. The Disability Payment shall mean the payment by the Company to Employee of a sum equal to one-half of Employee's base salary paid under Section 4 hereof at the date of the Disability Notice, payable in twelve equal monthly installments.

          11.  Death.

               (a) If Employee shall die during the term of this Agreement, this Agreement shall terminate as of the last day of the month of Employee's death except as set forth in subsection (b) of this Section 11.

               (b) Anything to the contrary notwithstanding, the Company shall pay to Employee's wife on the date of his death or, in the event Employee is unmarried on the date of his death, to his estate, a pro rata portion of the Annual Bonus which would otherwise have been payable to Employee for the fiscal year in which he died, which pro rata portion shall be determined as of the last day of the month of Employee's death, together with any items of reimbursement or salary owed to Employee as of the date of his death. In addition, the Company shall file claims and take other appropriate action with respect to any life insurance policies maintained on Employee's life by the Company for which Employee had the right to designate the beneficiary.

          12.  Termination.

               (a) Discharge for cause. The Company recognizes that during the many ears of Employee's employment by the Company, the Company has become familiar with Employee's ability, competence and judgment. The Company acknowledges, on the basis of such familiarity, that Employee's ability, competence and judgment are satisfactory to the Company. Employee is continuing his employment with the Company hereunder in reliance upon the foregoing expression of satisfaction by the Company. It is therefore agreed that "discharge for cause" shall include discharge by the Company on the following grounds only:

                    (i) Employee's conviction (which, through lapse of time or otherwise, is not subject to appeal) of any crime or offense involving money or other property of the Company or its subsidiaries; or

                    (ii) Employee's conviction (which, through lapse of time or otherwise, is not subject to appeal) of any other crime (whether or not involving the Company or its subsidiaries) which constitutes a felony in the jurisdiction involved; or

                    (iii) Employee's continuing repeated wilful failure or refusal to perform his duties as required by this Agreement, provided that discharge pursuant to this subparagraph (iii) shall not constitute discharge for cause unless Employee shall have first received written notice from the Board of Directors of such failure and refusal and affording Employee an opportunity, as soon as practicable, to correct the acts or omissions complained of.

In the event that Employee shall be discharged for cause, all salary and other benefits payable by the Company under this Agreement in respect of periods after such discharge shall terminate upon such discharge, but any benefits payable to or earned by Employee with respect to any period of his employment prior to such discharge shall not be terminated by reason of such discharge. Anything in the foregoing to the contrary notwithstanding, if Employee is convicted of any crime set forth in either Section 12(a)(i) or 12(a)(ii) above, the Company may forthwith suspend Employee without any compensation and choose a new person or persons to perform his duties hereunder during the period between conviction and the time when such conviction, through lapse of time or otherwise, is no longer subject to appeal; provided, however, that if Employee's conviction is subsequently reversed (i) he shall promptly be paid all compensation to which he would otherwise have been entitled during the period of suspension, together with interest thereon (which interest shall be calculated at a rate per annum equal to the rate of interest payable on the date of such reversal on money judgments after entry thereof under the laws of the Commonwealth of Pennsylvania), and (ii) the Company shall have the right (exercisable within sixty (60) days after such reversal) but not the obligation to restore Employee to active service hereunder at full compensation. If the Company elects not to restore Employee to active service after reversal of a conviction, Employee shall thereafter be paid the full compensation which would otherwise have been payable during the balance of the term of active employment and during the consulting period and Employee shall be entitled to obtain other employment, subject however to (i) an obligation to perform consulting services so long as he is receiving compensation pursuant to the terms of this Agreement, (ii) the continued application of the covenants provided in Section 13 and (iii) the condition that, if Employee does obtain other employment during the period ending on December 31, 1997, or December 31, 2002 if this Agreement is extended by Employee or the Company, his total compensation therefrom (whether paid to him or deferred for his benefit) shall reduce, pro tanto, any amount which the Company would otherwise have been required to pay him during the period ending on December 31, 1997, or December 31, 2002 if this Agreement is extended by Employee or the Company.

               (b) Breach by Company. If Employee shall terminate his employment with the Company because of a material change in the duties of his office or any other breach by the Company of its obligations hereunder, or in the event of the termination of Employee's employment by the Company in breach of this Agreement, Employee shall, except as otherwise provided herein, continue to receive all of the compensation provided hereunder and shall be entitled to all of the benefits otherwise provided herein, during the term of this Agreement notwithstanding such termination and Employee shall have no further obligations or duties under this Agreement.

               (c)  Mitigation.   In the event of the termination by Employee
of his employment with the Company as a result of a material breach by the Company of any of its obligations hereunder, or in the event of the termination of Employee's employment by the Company in breach of this Agreement, Employee shall not be required to seek other employment in order to mitigate his damages hereunder; provided, however, that if Employee does obtain other employment, his total compensation therefrom, whether paid to him or deferred for his benefit, shall reduce, pro tanto, any amount which the Company would otherwise be required to pay to him as a result of such breach.

          13.  Non-Competition.

          Employee agrees that he will not during the term of this Agreement, directly or indirectly, own, manage, operate, join, control, be controlled by, or be connected in any manner with any business of the type conducted by the Company or render any service or assistance of any kind to any competitor of the Company or any of its subsidiaries; provided, however, that (i) in the event Employee terminates his employment with the Company as result of a material breach by the Company of any of its obligations hereunder or in the event the Company discharges Employee without cause, Employee shall continue to be bound by the restrictions of this Section 13 only if Employee is receiving the compensation payable to him in accordance with Section 12(b) hereof and (ii) in the event the Company discharges Employee for cause, Employee shall be bound by the restrictions of this Section for a period of one year following such discharge.

          14.  Binding Effect.

          Except as otherwise provided for herein, this Agreement shall inure to the benefit of and be binding upon the heirs, executors, administrators, successors in interest and assigns of the parties hereto.

          15.  Effective Date.

          This Agreement shall become effective on July 14, 1992.

          16.  Notices.

          All notices provided for herein to be given to any party shall be in writing and signed by the party giving the notice and shall be deemed to have been duly given if mailed, registered or certified mail, return receipt requested, as follows:

               (i)  If to Employee:

                    57 Crosby Brown Road
                    Gladwyne, Pennsylvania 19035

               (ii) If to Company:

                    367 South Gulph Road
                    King of Prussia, Pennsylvania 19406
                    Attention: Secretary

Either party may change the address to which notices, requests, demands and other communications hereunder shall be sent by sending written notice of such change of address to the other party.

          17.  Amendment, Modification and Waiver.

          The terms, covenants, representations, warranties or conditions of this Agreement may be amended, modified or waived only by a written instrument executed by the parties hereto, except that a waiver need only be executed by the party waiving compliance. No waiver by any party of any condition, or of the breach of any term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed to be or construed as a waiver of any other condition or breach of any other term, covenant, representation or warranty of this Agreement.

          18.  Governing Law.

          This Agreement shall be construed in accordance with the laws of the Commonwealth of Pennsylvania applicable to agreements made and to be performed therein.

          19.  Entire Agreement.

          This Agreement contains the entire agreement of the parties relating to the subject matter herein contained and supersedes all prior contracts, agreements or understandings between and among the parties, except as set forth herein.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                   UNIVERSAL HEALTH SERVICES, INC.


                                   By:__________________________________
                                        Executive Vice President


                                   ______________________________________
                                        Alan B. Miller

                                                                  EXHIBIT 10.7
                                                              January 12, 1994
Mr. Alan B. Miller
President
UHS of Delaware, Inc.
367 South Gulph Road
King of Prussia, PA 19406
Dear Alan:

    The Board of Trustees of Universal Health Realty Income Trust at their December 1, 1993, meeting authorized the renewal of the current Advisory Agreement between the Trust and UHS of Delaware, Inc. ("Agreement") upon the same terms and conditions.

    This letter constitutes the Trust's offer to renew the Agreement until December 31, 1994, upon the same terms and conditions. Please acknowledge UHS of Delaware, Inc.'s acceptance of this offer by signing in the space provided below and returning one copy of this letter to me.

                                  Sincerely yours,
                                  Sidney Miller
                                  Secretary
SM/jds
cc: Warren J. Nimetz, Esquire
    Charles Boyle

AGREED TO AND ACCEPTED:
UHS of Delaware, Inc.

By: -------------------------
    Alan B. Miller, President

- ------------------------------------------------------------------------------




                               SALE AND SERVICING AGREEMENT


                                         between


                                           the

                                         HOSPITAL


                                           and


                                    UHS RECEIVABLES CORP.




- ------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                         Page

                                       ARTICLE I

                                      DEFINITIONS  . . . . . . . . . . . .   1

  1.1.   Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                                       ARTICLE II

                                   PURCHASES AND SALES . . . . . . . . . .   2

  2.1.   Agreement to Purchase and to Sell . . . . . . . . . . . . . . . .   2
  2.2.   Purchase of Receivables . . . . . . . . . . . . . . . . . . . . .   2
  2.3.   Payment of Purchase Price . . . . . . . . . . . . . . . . . . . .   3

                                        ARTICLE III

                                   CONDITIONS TO PURCHASE . . . . . . . .    3

  3.1.   Conditions to Initial Purchase . . . . . . . . . . . . . . . . .    3
  3.2.   Conditions to All Purchases  . . . . . . . . . . . . . . . . . .    4

                                         ARTICLE IV

                               REPRESENTATIONS, WARRANTIES AND
                                  COVENANTS OF THE HOSPITAL. . . . . . . .   5

  4.1.   Representations, Warranties and Covenants of the
           Hospital  . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
  4.2.   Representations and Warranties Concerning Receivables . . . . . .   9
  4.3.   Additional Covenants of the Hospital. . . . . . . . . . . . . . .  11
  4.4.   Removal of Non-qualifying Receivables . . . . . . . . . . . . . .  16
  4.5.   Representations and Warranties of Finco . . . . . . . . . . . . .  17

                                          ARTICLE V

                                ADMINISTRATION AND COLLECTIONS . . . . . .  18

  5.1.   Servicing . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
  5.2.   Collections . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
  5.3.   Hospital's Obligations as Agent for the Servicer. . . . . . . . .  19
  5.4.   Claims Against Third Parties. . . . . . . . . . . . . . . . . . .  19
  5.5.   Hospital Concentration Account. . . . . . . . . . . . . . . . . .  20

                                         ARTICLE VI

                               TERMINATION OF PURCHASE COMMITMENT. . . . .  20

  6.1.   Exclusion Events. . . . . . . . . . . . . . . . . . . . . . . . .  20
  6.2.   Remedies. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                         ARTICLE VII

                                INDEMNIFICATION AND EXPENSES . . . . . . .  25

  7.1.   Indemnities by the Hospital . . . . . . . . . . . . . . . . . . .  25
  7.2.   Audits of Hospital, Etc . . . . . . . . . . . . . . . . . . . . .  26

                                         ARTICLE VIII

                                        MISCELLANEOUS. . . . . . . . . . .  27

  8.1.   Notices, Etc. . . . . . . . . . . . . . . . . . . . . . . . . . .  27
  8.2.   Successors and Assigns. . . . . . . . . . . . . . . . . . . . . .  28
  8.3.   Severability. . . . . . . . . . . . . . . . . . . . . . . . . . .  28
  8.4.   Amendments. . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
  8.5.   The Hospital's Obligations. . . . . . . . . . . . . . . . . . . .  28
  8.6.   No Recourse . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
  8.7.   Further Assurances. . . . . . . . . . . . . . . . . . . . . . . .  29
  8.8.   Survival. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
  8.9.   Consent to Assignment; Third Party Beneficiaries. . . . . . . . .  29
  8.10.  Counterparts. . . . . . . . . . . . . . . . . . . . . . . . . . .  31
  8.11.  Headings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
  8.12.  No Bankruptcy Petition Against Finco or Sheffield . . . . . . . .  31
  8.13.  Finco May Act Through Agents. . . . . . . . . . . . . . . . . . .  31
  8.14.  GOVERNING LAW . . . . . . . . . . . . . . . . . . . . . . . . . .  31
  8.15.  No Waiver; Cumulative Remedies. . . . . . . . . . . . . . . . . .  31
  8.16.  SUBMISSION TO JURISDICTION; VENUE; WAIVER OF JURY
           TRIAL; SERVICE OF PROCESS . . . . . . . . . . . . . . . . . . .  32
  8.17.  UCC . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
  8.18.  Execution; Effectiveness. . . . . . . . . . . . . . . . . . . . .  33

Exhibits

Exhibit A Form of Subordinated Note
Exhibit B Form of Confidentiality Agreement


Schedules

Schedule I     Hospital and UHS place of business; List of Insurers; UCCs
                   Filed
Schedule II    Notifications as to Accreditation and Licensing
Schedule III Fiscal Years Open to Audit
Schedule IV    Governmental Programs for Which the Hospital is a Qualified
                   Provider
Schedule V     Hospital Concentration Account

                             SALE AND SERVICING AGREEMENT

          SALE AND SERVICING AGREEMENT, dated as of November 16, 1993 (this "Agreement"), between each hospital company referred to in Section 8.18 (together with its successors and assigns, the "Hospital") and UHS Receivables Corp., a Delaware corporation (together with its successors and assigns, "Finco").


                                 W I T N E S S E T H :


          WHEREAS, subject to the terms and conditions of this Agreement, Finco wishes to purchase from the Hospital, and the Hospital wishes to sell to Finco, all of the Hospital's Receivables (all capitalized terms used in the recitals without definition, as defined in the Definitions List referred to below) and all related Transferred Property arising during the term of this Agreement;

          WHEREAS, pursuant to the Pooling Agreement, Finco has agreed to transfer to the Trust, for the benefit of the Participants, and the Trust will acquire from Finco, the Purchased Receivables and other Total Transferred Property on the terms and conditions of the Pooling Agreement;

          WHEREAS, in order to provide for the collection of all amounts payable under the Receivables, the Interested Parties have required as a condition precedent to the effectiveness of the Operative Documents that the Hospital undertake the primary responsibility for the management and administration of and collection on the Receivables, as such responsibilities are defined and set forth in the Servicing Agreement, and the Hospital, pursuant to the terms and conditions of this Agreement, has agreed to undertake all such responsibilities in consideration for payments to it under this Agreement and other valuable consideration; and

          WHEREAS, pursuant to the Guarantee, UHS has guaranteed the obligations of the Hospital hereunder and of UHS Delaware under the Servicing Agreement;

          NOW THEREFORE, the parties hereto agree as follows:


                                       ARTICLE I

                                      DEFINITIONS

           Section 1.1. Definitions. As used in this Agreement (unless the context requires a different meaning), capitalized terms used herein shall have the meanings assigned to them in the Definitions List, dated as of November 16, 1993 (the "Definitions List"), that refers to this Agreement, which Definitions List is incorporated herein by reference and shall be deemed to be a part of this Agreement.

                                      ARTICLE II

                                  PURCHASES AND SALES

          Section 2.1. Agreement to Purchase and to Sell. Subject to the terms of this Agreement, the Hospital shall sell, assign, transfer and convey all the Receivables and the related Transferred Property generated by it to Finco until an Exclusion Event shall have occurred and, upon the representations, warranties, covenants and agreements of the Hospital hereinafter set forth, and subject to the terms and conditions of this Agreement, Finco shall purchase such Receivables from the Hospital pursuant to
Section 2.2 and pay the Hospital for such Receivables pursuant to Section 2.3 from time to time until an Exclusion Event shall have occurred.

          Section 2.2. Purchase of Receivables. (a) In consideration of the agreements set forth herein, the Hospital hereby sells, assigns, transfers and otherwise conveys to Finco all of its right, title and interest in and to the Receivables and the related Transferred Property now existing and hereafter arising. All of the Hospital's right, title and interest in and to such Receivables and the related Transferred Property, whether now existing or hereafter created, shall be sold, assigned, transferred and conveyed to Finco without any further action by the Hospital. The parties hereto intend that this transfer and conveyance shall be considered a sale; provided, however, in the event that for any reason such transfer is determined by a court of competent jurisdiction not to be a sale, the parties hereby agree that this transfer and conveyance creates a security interest in favor of Finco securing repayment by the Hospital of a loan, in the amount of the aggregate Purchase Price, made by Finco to the Hospital, and the Hospital hereby grants to Finco a first priority security interest in all of the Hospital's right, title and interest in the Receivables and the related Transferred Property, whether now existing or hereafter created, as collateral security for the repayment of such loan and all other amounts owed under and in connection with this Agreement by the Hospital to Finco.

          (b) All Receivables of the Hospital and the related Transferred Property shall be purchased by Finco immediately upon creation of such Receivables and the related Transferred Property. Payment of the Purchase Price for such Purchased Receivables shall be made on the related Payment Date in accordance with Section 2.3. On the Initial Closing Date, the aggregate Outstanding Balance of Receivables of the Hospital for which the Payment Date is on or prior to the Initial Closing Date will be reported in a Servicer Daily Statement prepared by the Servicer and delivered on the Initial Closing Date in accordance with Section 3.1, and the aggregate Purchase Price for all such Purchased Receivables will be paid on the Initial Closing Date in accordance with Section 2.3. At the close of business on each Business Day after the Initial Closing Date the Servicer will determine, in accordance with the Servicing Agreement, the aggregate Outstanding Balance of the Purchased Receivables created by the Hospital for which the Payment Date is such Business Day, and Finco shall make payment of the aggregate Purchase Price for all such Purchased Receivables on such Payment Date in accordance with Section 2.3.

          Section 2.3. Payment of Purchase Price. (a) On the Initial Closing Date, Finco shall pay to the Hospital, in cash, as payment in full for the Purchased Receivables and the related Transferred Property for which the Payment Date is on or prior to the Initial Closing Date, an amount equal to the aggregate Purchase Price with respect to all such Purchased Receivables and Transferred Property.

          (b) On each Business Day after the Initial Closing Date, Finco directs the Trustee, pursuant to Section 7.2(e) of the Pooling Agreement and subject to the terms and conditions of this Agreement and the Pooling Agreement, to pay to the Hospital, on behalf of Finco and as payment in full for the Purchased Receivables and the related Transferred Property for which the Payment Date is such Business Day, an amount equal to the aggregate Purchase Price with respect to such Purchased Receivables and related Transferred Property (after deducting any amounts payable by the Hospital pursuant to Section 4.4 on such Business Day), such payment to be in cash in immediately available funds to the extent of amounts available in accordance with the terms of the Pooling Agreement; provided, however, that to the extent that sufficient cash is not available under Section 7.2(e) of the Pooling Agreement to pay such aggregate Purchase Price in full on such date, then Finco shall deliver a Subordinated Note, substantially in the form of Exhibit A attached hereto, in favor of such Hospital or, if such Subordinated Note has previously been delivered pursuant to this Section, the principal amount thereof shall be increased, in each case in an amount equal to the difference between the aggregate Purchase Price (net of all deductions pursuant to Section 4.4) and the amount of cash so delivered pursuant to this Section 2.3(b). The Hospital hereby agrees to all of the terms and conditions of the Subordinated Note and such terms and conditions are incorporated herein by reference.


                                      ARTICLE III

                                CONDITIONS TO PURCHASE

          Section 3.1. Conditions to Initial Purchase. The initial purchase of Receivables is subject to the satisfaction by the Hospital of all conditions precedent to be satisfied by it pursuant to the Conditions List, which Conditions List is incorporated herein by reference, and of all conditions set forth in Section 3.2.

          Section 3.2. Conditions to All Purchases. The obligation of Finco to cause the Trustee to make payment of the Purchase Price on any Payment Date with respect to any purchase of Purchased Receivables hereunder from the Hospital is subject to the following conditions precedent:

          (a) On the Purchase Date and on such Payment Date the Hospital shall have complied with all of its covenants hereunder and shall have fulfilled all of its obligations hereunder;

          (b)  The representations and warranties of the Hospital set forth in
Article IV shall be true and correct in all material respects on and as of the applicable Purchase Date after giving effect to any such payment;

          (c) The Hospital shall be in full compliance with all the terms and conditions of Article V, including, without limitation, those terms and conditions governing the Hospital Concentration Account;

          (d) All legal matters incident to the execution and delivery by the Hospital of this Agreement and to the purchases by Finco of the Purchased Receivables from the Hospital shall be satisfactory to counsel for Finco; and

          (e) No Exclusion Event, and no event which, after notice or lapse of time or both, would become an Exclusion Event, shall have occurred and then be continuing.

The acceptance by the Hospital of any payment or Subordinated Note for any Purchased Receivables shall be deemed to be a representation and warranty by the Hospital as of such acceptance date as to the matters in paragraphs (a),
(b), (c) and (e) of this Section 3.2; provided that if, prior to the Payment Date, Finco shall have been notified of the occurrence of an Exclusion Event and shall have elected to exercise the remedy provided in Section 6.2(a)(i) or
(ii) with respect to such Exclusion Event, then the acceptance by the Hospital of any Subordinated Note for any Purchased Receivable shall not be deemed to be a representation and warranty as to the matters in paragraph (e) of this
Section 3.2. If, on any Payment Date, any of the conditions precedent set forth in this Section 3.2 with respect to the related purchase of Receivables from the Hospital are not satisfied, Finco shall have the option to (A) make payment for such Purchased Receivables pursuant to the terms hereof and retain its interest therein or (B) reassign to the Hospital without recourse, representation or warranty its interest in such Receivables and the related Transferred Property and not make any payment therefor.

                                      ARTICLE IV

                            REPRESENTATIONS, WARRANTIES AND
                               COVENANTS OF THE HOSPITAL

          Section 4.1. Representations, Warranties and Covenants of the Hospital. The Hospital represents and warrants to and covenants with Finco as of the date hereof, and as of each future Purchase Date and each related Payment Date, that:

          (a) The Hospital has been duly organized and is validly existing and in good standing as a corporation or limited partnership under the laws of the state of its organization, with full power and authority to own or lease its properties and to conduct its business as presently conducted and to execute, deliver and perform this Agreement and the other Hospital Documents and any other documents related hereto and thereto to which it is a party and to consummate the transactions contemplated hereby and thereby. The Hospital is duly qualified as a foreign corporation or limited partnership and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where any such failure or failures to be so qualified would not, alone or in the aggregate, have a material adverse effect on its business, operations, properties, assets or financial condition.

          (b) The execution, delivery and performance by the Hospital of this Agreement and the other Hospital Documents to which it is a party and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all requisite action and will not (with due notice or lapse of time or both) conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or result in the creation or imposition of any Lien upon any of its property or assets pursuant to the terms of any indenture, mortgage, deed of trust, lease, loan agreement or other agreement, instrument or undertaking by which it is bound or to which any of its property or assets is subject, nor will such action result in any violation or violations of any applicable Requirement of Law, including, without limitation, any rule or regulation of JCAHO or AOA, as the case may be, or otherwise relating to the eligibility of the Hospital to receive payment and to participate as an accredited and certified provider of healthcare services under Medicare, Medicaid, Champus, Blue Cross/Blue Shield, Worker's Compensation or equivalent programs, which violation or violations would, alone or in the aggregate, have a material adverse effect on the Hospital's ability to perform under the terms of this Agreement or the other Hospital Documents to which it is a party or on the collectibility (other than as a result of the credit quality of any Obligor) or enforceability of the Purchased Receivables purchased on the date on which this representation is made or deemed made or the value of the related Transferred Property; and no consent, approval, authorization, order, registration, filing, qualification, license or permit of or with any Governmental Authority or body or any other Person is required to be obtained by or with respect to the Hospital in connection with the execution, delivery and performance by the Hospital of this Agreement, the other Hospital Documents (other than the actions required to file or record any Security Filings, all of which actions, subject to
Section 5.3 of the Pooling Agreement, have been taken) or the consummation of the transactions contemplated hereby or thereby.

          (c) Each of the Hospital Documents to which the Hospital is a party has been duly and validly authorized, executed and delivered by the Hospital and constitutes a valid and legally binding obligation of the Hospital, enforceable against the Hospital in accordance with its terms, subject as to enforceability to applicable bankruptcy, reorganization, insolvency, moratorium or other similar laws affecting creditors' rights generally, and to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

          (d) There is (i) no effective financing statement (or similar statement or instrument of registration under the law of any jurisdiction) on file or registered in any public office and (ii) no assignment filed or delivered by or on behalf of the Hospital covering any interest of any kind in the Transferred Property or intended so to be filed, delivered or registered, and the Hospital will not execute nor will there be on file in any public office any effective financing statement (or similar statement or instrument of registration under the laws of any jurisdiction) or any assignment or other notification relating to the Transferred Property, except (i) the Security Filings relating to the Permitted Interests and (ii) any such financing statements or notifications as to which the Hospital has submitted to Finco evidence satisfactory to Finco of the termination of the ownership or security interest intended to be perfected by the filing, delivery or registration thereof. The interest of Finco in the Transferred Property purchased on the date on which this representation is made or deemed made is an ownership interest, valid and enforceable against, and prior to, all claims of existing and future creditors of the Hospital and all subsequent purchasers from the Hospital of the Purchased Receivables.

          (e) All Security Filings which are required to perfect the interests of Finco in the Purchased Receivables purchased on the date on which this representation is made or deemed made and the related Transferred Property have been filed, delivered or received, as the case may be (other than as limited by Section 5.3 of the Pooling Agreement) and are in full force and effect, and the Hospital shall, at its expense, perform all acts and execute all documents reasonably requested by Finco at any time to evidence, perfect, maintain and enforce the first priority ownership, and, in the alternative, security interests of Finco in the Transferred Property.

Schedule I attached hereto lists (i) all offices where UCC filings must be made to perfect the Permitted Interests of Finco in the Purchased Receivables purchased on the date on which this representation is made or deemed made and the related Transferred Property and (ii) the insurers or other third-party payors which are Obligors maintaining the ten highest average Outstanding Balances of Receivables, calculated, as of August 31, 1993, on an aggregate basis for all Hospitals that are parties to any Sale and Servicing Agreement. The Hospital will, on the reasonable request of an Authorized Officer of Finco, execute and deliver all such Security Filings (satisfactory in form and substance to Finco) requested by Finco and, where permitted by law, the Hospital authorizes Finco to file one or more such Security Filings signed only by Finco. The Hospital hereby irrevocably appoints Finco its attorney-in-fact to file and deliver, and to receive Confirmations in respect of, one or more such Security Filings signed on behalf of the Hospital by Finco as the attorney-in-fact of the Hospital.

          (f) There are no actions, proceedings or investigations pending or, to the knowledge of the Hospital, threatened, before any court, administrative agency or other tribunal (i) which, if determined adversely to the Hospital, could, alone or in the aggregate, have a material adverse effect on the business, operations, properties, assets, condition (financial or otherwise) or prospects of the Hospital, (ii) asserting the invalidity of this Agreement or any of the other Hospital Documents, (iii) questioning the consummation by the Hospital of any of the transactions contemplated by this Agreement or the other Hospital Documents or (iv) which, if determined adversely, could, alone or in the aggregate, materially and adversely affect the ability of the Hospital to perform its obligations under, or the validity or enforceability of, this Agreement, the other Hospital Documents or the Purchased Receivables purchased on the date on which this representation is made or deemed made.

          (g) The place of business of the Hospital is located at the address set forth on Schedule I hereto, which place of business is the place where the Hospital is "located" for the purposes of Section 9-103(3)(d) of the UCC of the state indicated in such Schedule, and the locations of the offices where the Hospital keeps all of the Transferred Property are at the addresses set forth on Schedule I hereto.

          (h) The Hospital has, and will have on each Purchase Date, all permits, licenses, agreements with third-party payors, accreditations and certifications (including, without limitation, any required accreditations by JCAHO and AOA and any required accreditations and certifications as a provider of healthcare services eligible to receive payment and compensation and to participate under Medicare, Medicaid, Champus, Blue Cross/Blue Shield, Worker's Compensation and similar applicable programs) necessary to own its assets and to carry on its business as now conducted, except where failure to have such permits, licenses, agreements with third-party payors, accreditation and certifications would not, alone or in the aggregate, have a material adverse effect on (i) the business, operations, property or condition (financial or otherwise) of the UHS Entities taken as a whole, (ii) the collectibility (other than as a result of the credit quality of any Obligor) or enforceability of the Purchased Receivables purchased on the date on which this representation is made or deemed made or the value of the related Transferred Property or (iii) the ability of the Hospital to perform its servicing obligations hereunder. Except as set forth on Schedule II hereto, during the last twenty-four months, the Hospital has not been notified by JCAHO, AOA or any relevant Governmental Authority (including, without limitation, any state licensing authority) with respect to a license to operate an acute care or psychiatric facility, as the case may be, of such Person's intention to rescind or not renew any of its respective accreditations or licenses.

          (i) No material Reportable Event has occurred during the five-year period prior to the date on which this representation is made or deemed made with respect to any Plan, and each Plan has complied in all material respects with the applicable provisions of ERISA and the Code. The present value of all accrued benefits under each Single Employer Plan maintained by the Hospital or any Commonly Controlled Entity (based on those assumptions used to fund such Plans) did not, as of the last annual valuation date prior to the date on which this representation is made or deemed made, materially exceed the value of the assets of such Plan allocable to such accrued benefits. Neither the Hospital nor any Commonly Controlled Entity has had a complete or partial withdrawal from any Multiemployer Plan which has resulted or could result in any material liability under ERISA, and neither the Hospital nor any Commonly Controlled Entity would become subject to any material liability under ERISA if the Hospital or any such Commonly Controlled Entity were to withdraw completely from all Multiemployer Plans as of the valuation date most closely preceding the date on which this representation is made or deemed made. No such Multiemployer Plan is in reorganization or insolvent. The present value (determined using actuarial and other assumptions which are reasonable in respect of the benefits provided and the employees participating) of the liability of the Hospital and each Commonly Controlled Entity for post-retirement benefits to be provided to their current and former employees under Plans which are welfare benefit plans (as defined in Section 3(1) of ERISA) does not, in the aggregate, materially exceed the assets under all such Plans allocable to such benefits.

          (j)  The Hospital has no Subsidiaries.

          (k) The Hospital has filed or caused to be filed all material federal, state and local tax returns which are required to be filed, and has paid or caused to be paid all taxes as shown on said returns and any other taxes or assessments payable by it (other than any such taxes or assessments the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of the Hospital and with respect to which collection has been stayed), and no tax Lien has been filed and, to the knowledge of the Hospital, no claims are being asserted with respect to any such taxes, fees or other charges which, alone or in the aggregate, could reasonably be expected to have a material adverse effect on the rights of Finco or its direct or indirect assignees under the Operative Documents or with respect to the Transferred Property. Except with respect to the fiscal years of the Hospital listed on Schedule III, as of the Initial Closing Date, the federal tax returns previously filed by or on behalf of the Hospital are not subject to future challenge or audit by the Internal Revenue Service.

          Section 4.2.  Representations and Warranties Concerning Receivables.
(i) On the date hereof and (ii) with respect to Sections 4.2(a), 4.2(j) and 4.2(l) on each following date and (iii) with respect to Sections 4.2(b) through (i) and 4.2(k), with respect to Purchased Receivables on each related Purchase Date, the Hospital represents and warrants to Finco as follows:

          (a) The Hospital has, immediately prior to its conveyance of the Purchased Receivables pursuant to Section 2.2, good title to the Purchased Receivables and the related Transferred Property, and the Outstanding Balances are free and clear of any Lien or other claim of any kind or any offset, counterclaim or defense of any kind, other than contractual adjustments in respect of, and in no event greater than, the Applicable Contractual Adjustment and any offsets included in the Offset Reserves. At all times during which this Agreement is in effect, the Transferred Property and the Outstanding Balances in relation thereto will not be subject to any Lien or claim of any kind or to any counterclaim or defense of any other kind other than the Permitted Interests and the offsets included in the Offset Reserves.

          (b) Each of the Purchased Receivables and the related Transferred Property complies with and will comply with all Requirements of Law (including, in the case of Governmental Receivables, all applicable requirements of the programs listed on Schedule IV) and is not the subject of any litigation, court proceeding or other dispute.

          (c) Each of the Purchased Receivables (i) is and will be in full force and effect and represents and will represent a valid and legally binding obligation of the related Obligor, enforceable against such Obligor in accordance with its terms and (ii) constitutes an "account" or "general intangible" under the UCC in effect in the state in which the Hospital's place of business is located, or a right to payment under a policy of insurance or proceeds thereof.

          (d) (i) The statements and information constituting Receivables Information provided by the Hospital are true and correct and do not contain any untrue statement of a material fact or omit any material fact which would make such statements and information, in light of the circumstances in which they were made or given, misleading and (ii) the other statements and information furnished by any Authorized Officer of the Hospital to Finco are true and correct and do not contain any untrue statement of a material fact or omit any material fact which would make such other statement or information, in light of the circumstances in which they were made or given, misleading.

          (e) This Agreement, together with the Security Filings, vests and at all times will vest in Finco the ownership interest in, or, in the event such interest is recharacterized by a court of competent jurisdiction as a security interest, the security interest in and Lien on, the Transferred Property purported to be conveyed hereby and thereby and in accordance with the terms hereof and thereof, and such conveyance of the Transferred Property constitutes and will constitute a valid sale of, or, if recharacterized as described above, a security interest in, and Lien on, such Transferred Property and the Collections in respect thereof, enforceable against the Hospital and all creditors of and purchasers from the Hospital prior to all sales or other assignments thereof.

          (f) No Obligor on the Purchased Receivables and other Transferred Property (including, without limitation, any insurance company or other third-party payor or guarantor of such Obligor obligated in respect of any such Purchased Receivables) is bankrupt, insolvent, undergoing composition or adjustment of debts or is unable to make payment of its obligations when due; provided that this representation shall not apply to any Governmental Authority which is an Obligor on Medicaid Receivables and which is currently insolvent but the Receivables of which would not be considered Uncollectible Receivables under clause (c) of the definition of Uncollectible Receivables (taking into account the proviso contained in such definition).

          (g) The Hospital is a qualified provider in respect of the Purchased Receivables of the Hospital constituting Governmental Receivables.

          (h) All amounts paid on each Governmental Receivable being purchased on any Purchase Date will be paid to the Hospital in accordance with all Requirements of Law either (i) in the Hospital's name to the Hospital Concentration Account in accordance with Section 4.3(m) or (ii) in the name of UHS, for the benefit of the Hospital, to the Master Receivables Account.

          (i) Each Non-governmental Receivable of the Hospital being purchased by Finco hereunder is not and will not be payable by an Obligor which is an agency or instrumentality of the federal government of the United States of America unless all applicable requirements of the Assignment of Claims Act of 1940, as amended, including the giving of all requisite notices of assignment to all Persons to whom such notices must be given and the acknowledgement of receipt thereof by all such Persons, have been complied with in all material respects and unless Finco shall have been provided with evidence thereof in form and substance satisfactory to it.

          (j) All accounting information relating to the Receivables of the Hospital which is provided to Finco hereunder shall be in accordance with the Hospital's accounting policies, including the Hospital's Credit and Collection Policy.

          (k) Each of the Purchased Receivables, other than any Excluded Receivable and any Self-pay Receivable, is and will be an Eligible Receivable on the Purchase Date for such Purchased Receivable.

          (l) Each of the Purchased Receivables originated by the Hospital shall at all times be separately identifiable from the Receivables, if any, repurchased by Finco in accordance with Section 4.4, and the Financible Receivables shall at all times be separately identifiable from those Purchased Receivables that are not Financible.

          Section 4.3. Additional Covenants of the Hospital. The Hospital covenants and agrees with Finco that so long as this Agreement shall remain in effect:

          (a) The Hospital will preserve and maintain its existence as a corporation or limited partnership, as the case may be, in good standing under the laws of the state of its incorporation or organization and its qualification as a foreign corporation or limited partnership where such qualification is required, except where any such failure or failures to so qualify would not, alone or in the aggregate, be material to the Hospital's performance of its obligations under the Hospital Documents.

          (b) The Hospital, as agent for the Servicer, will, at its own cost and expense, (i) retain a record of the Receivables generated by the Hospital and copies of all documents relating to each Receivable generated by the Hospital, (ii) mark such record to the effect that the Purchased Receivables generated by the Hospital listed thereon have been sold to Finco and (iii) take any actions necessary to remove reference thereto to Receivables that have been repurchased by it in accordance with the terms of this Agreement.

          (c) In any suit, proceeding or action brought by Finco for any sum owing with respect to any Receivable, the Hospital will save, indemnify and keep Finco harmless from and against all expense, loss or damage suffered by reason of any defense, set-off, counterclaim, recoupment or reduction of liability whatsoever under such Receivable and the related Transferred Property, in each case arising out of a breach by the Hospital of any obligation under such Receivable or the related Transferred Property or arising out of any other agreement, indebtedness or liability at any time owing to or in favor of any other Person from the Hospital, and all such obligations of the Hospital shall be and remain enforceable against and only against the Hospital and shall not be enforceable against Finco.

          (d) The Hospital will comply with all Requirements of Law which are applicable to the Purchased Receivables or any part thereof; provided, however, that the Hospital may contest any act, regulation, order, decree or direction in any manner which, in the reasonable opinion of Finco, shall not materially and adversely affect the rights of Finco in the Transferred Property. The Hospital will comply with the terms of its contracts with Obligors relating to Purchased Receivables except where any such non-compliance would not, alone or in the aggregate, reasonably be expected to have a material adverse effect on its ability to receive payments under any such contract.

          (e) The Hospital will not create, permit or suffer to exist, and will defend Finco's rights against, and take such other actions as are necessary to remove, any Lien on, claim in respect of or right to, the Transferred Property, and will defend the right, title and interest of Finco in and to the Transferred Property against the claims and demands of all Persons whomsoever, other than the Permitted Interests and will not otherwise enter into any agreement or execute any document or instrument or take any other action inconsistent with Finco's ownership of the Receivables and Transferred Property.

          (f) The Hospital will advise Finco promptly and in reasonable detail of (i) any Lien asserted or offset or claim made against any of the Transferred Property, (ii) the occurrence of any breach by the Hospital of any of its representations, warranties and covenants contained herein, (iii) the occurrence of any Exclusion Event or any other event which, with the giving of notice or lapse of time or both, would become an Exclusion Event and (iv) the occurrence of any event of which the Hospital has knowledge which would reasonably be expected to have a material adverse effect on (A) the business, operations, property or condition (financial or otherwise) of the UHS Entities taken as a whole, (B) the collectibility (other than as a result of the credit quality of any Obligor) or enforceability of the Purchased Receivables or the value of the Transferred Property or (C) the ability of the Hospital to perform its servicing obligations hereunder, (iv) the receipt from any

Governmental Authority of a deficiency notice with respect to the Purchased Receivables, (v) the receipt by the Hospital from any Governmental Authority of a Deficiency Notice with respect to the Receivables originated by the Hospital, (vi) the receipt by the Hospital of any notice of preliminary or final determination resulting from any Audit relating to the Hospital or its Receivables.

          (g) Unless prohibited by any Requirement of Law including, without limitation, any applicable regulations of JCAHO and AOA, Finco and its employees, agents and representatives (A) shall at all times have full and free access during normal business hours to all the books, correspondence and records of the Hospital insofar as they relate to the Transferred Property and may examine the same, take extracts therefrom and make photocopies thereof, and the Hospital agrees to render to Finco (and its employees, agents and representatives), at the Hospital's cost and expense, such clerical and other assistance as may be reasonably requested with regard thereto and (B) may discuss the affairs, finances and accounts of the Hospital with, and be advised as to the same by, executive officers and independent accountants of the Hospital, all as Finco may reasonably deem appropriate for the purpose of verifying the accuracy of any reports or information delivered to Finco pursuant to this Agreement or for otherwise ascertaining compliance with this Agreement; provided, however, that Finco acknowledges that in exercising the rights and privileges conferred in this Section 4.3(g) Finco may, from time to time, obtain knowledge of information, practices, books, correspondence and records of a confidential nature and in which the Hospital has a proprietary interest; and provided, further, that the Hospital and Finco acknowledge that the Operative Documents and documents required to be filed by or on behalf of UHS and its Subsidiaries with the Securities and Exchange Commission and available to the public shall not be considered confidential for purposes of this Agreement (such confidential information, collectively, the "Information"). Finco agrees that the Information is to be regarded as confidential information and that the Information may be subject to laws, rules and regulations regarding patient confidentiality and agrees that subject to the following sentence, (i) it shall, and shall cause its employees, agents and representatives to, retain in confidence and not disclose without the prior written consent of the Hospital any or all of the Information and (ii) it will not, and will ensure that its employees, agents and representatives will not, make any use whatsoever (other than for the purposes contemplated by this Agreement, the Pooling Agreement, the other Operative Documents or for the enforcement of any of the rights granted hereunder or thereunder) of any of the Information without the prior written consent of the Hospital. Notwithstanding the foregoing, Finco may (x) disclose Information to any Person that has executed and delivered to the addressee thereof and UHS a confidentiality agreement, substantially in the form of Exhibit B with respect to the Information, or (y) disclose or use such Information (A) to the extent that such Information is required or appropriate in any reports, statement or testimony submitted to any municipal, state, or federal regulatory body having or claiming to have jurisdiction over Finco or the National Association of Insurance Commissioners or similar organizations or their successors, (B) to the extent such Information is required in response to any summons or subpoena or in connection with any litigation, (C) to the extent that such Information is believed by Finco to be required in order to comply with any law, order, regulation or ruling applicable to Finco,
(D) to the extent that such information was publicly available or otherwise known to Finco at the time of disclosure (E) to the extent that such information subsequently becomes publicly available other than through any act or omission of Finco or (F) to the extent that such information subsequently becomes known to Finco other than through a person known to be acting in violation of his or its obligations to the Hospital.

          (h) The Hospital shall execute and file, at the Hospital's expense, such continuation statements and other documents relating to the Security Filings requested by Finco which may be required by law to fully preserve and protect the interest of Finco hereunder in and to the Transferred Property.

          (i) The Hospital will not, without providing 30 days' notice to Finco, and without filing such amendments to the Security Filings as Finco may require, (i) change the location of its place of business or the location of the offices where the records relating to the Receivables or the other Transferred Property are kept or (ii) change its name, identity or corporate structure in any manner which would, could or might make any Security Filing or continuation statement filed by the Hospital in accordance with Section 4.1(e) or Section 4.3(h) seriously misleading within the meaning of Section 9-402(7) of any applicable enactment of the UCC.

          (j) The Hospital shall (i) promptly instruct the Servicer to (A) notify Finco of any insurance provider or other third-party payor which becomes an Obligor after the Initial Closing Date pursuant to a written contract or arrangement which purports to prohibit the assignment of any rights of the Hospital under such contract or arrangement without the consent of such Obligor and (B) deliver or cause to be delivered to such Obligor a Notice of Assignment and receive a Confirmation in respect thereof as may be required by Finco or its counsel and (ii) comply with all other reasonable requests of Finco with respect to the Security Filings.

          (k) The Hospital shall not change the terms of the payor contracts and agreements relating to the Purchased Receivables and related Transferred Property or its normal policies and procedures with respect to the servicing thereof (including, without limitation, the amount and timing of finance charges, fees and write-offs) except such changes as are permitted under
Section 3.1(e) of the Servicing Agreement.

          (l) The Hospital hereby acknowledges that UHS Delaware will initially be appointed as Servicer for Finco pursuant to the Servicing Agreement and that, pursuant to the Guarantee, UHS will guarantee the performance by UHS Delaware of all of its obligations as Servicer.

          (m) The Hospital hereby represents and covenants that it has (i) designated personnel and (ii) directed such personnel to deposit all Collections and proceeds thereof in respect of Purchased Receivables on each Business Day upon which Collections are received (or, if such Collections are received by the Hospital on a day which is not a Business Day, on the next Business Day) into the Hospital Concentration Account in accordance with
Section 5.2.

          (n) Subject to Section 4.3(k), the Hospital will duly fulfill all obligations on its part to be fulfilled under or in connection with each Purchased Receivable and will do nothing to impair the rights of Finco in the Transferred Property.

          (o) Except for the purpose of collection in the ordinary course of business, the Hospital will not sell, discount or otherwise dispose of any Receivable of such Hospital except to Finco as provided hereunder.

          (p) All financial statements prepared by Finco or any Hospital and made available to any Person other than any UHS Entity shall indicate the sale to Finco of the Purchased Receivables and other Transferred Property.

          (q) The Hospital shall not terminate the Hospital Concentration Account or modify the conditions upon which such account was established, or establish any other Hospital Concentration Account unless (i) the Hospital has given Finco 10 days' prior written notice of such change and (ii) the Hospital, after such change, remains in full compliance with the terms of
Article V.

          (r) The Hospital shall promptly instruct the Servicer to notify Finco on any date on which the Hospital becomes, applies to become or no longer remains a qualified provider in respect of Governmental Receivables.

          (s) The Hospital shall have filed, and shall have caused each of its Subsidiaries to file, all federal, state and local tax returns which are required to be filed, and shall have paid or caused to be paid all taxes as shown on said returns or any other taxes or assessments payable by it (other than any taxes or assessments the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of the Hospital or such Subsidiary and with respect to which collection has been stayed); and no tax Lien has been filed and, to the knowledge of the Hospital, no claims are being asserted with respect to any such taxes or assessments which could, alone or in the aggregate, reasonably be expected to have a material adverse effect on the rights of Finco hereunder or with respect to the Transferred Property.

          (t) The Hospital shall cause each contract entered into after the Initial Closing Date with any third-party payor in respect of Non-governmental Receivables to permit the assignment of payments thereunder pursuant to the terms of this Agreement and the other Operative Documents. The Hospital shall also cause each invoice delivered after the Initial Closing Date to each insurance carrier (including, without limitation, each invoice to be transmitted to the Obligor thereunder solely through electronic means) to include a notice that the amounts payable under such invoice have been assigned to Finco and its assignees, including the Trustee, and that future amounts payable by such insurance carrier will be so assigned.

          (u) The Hospital will take no action to cause any Purchased Receivable to be evidenced by any instrument (as defined in the UCC of the state in which the Hospital is located), except in connection with its enforcement or collection of such Receivable, in which event the Hospital shall deliver such instrument to Finco as soon as reasonably practicable but in no event more than five days after execution thereof.

          (v) The Hospital will not hold itself out, or permit itself to be held out by any other Person, as having agreed to pay, or as being liable for, any debt or liability of Finco.

          Section 4.4. Removal of Non-qualifying Receivables; Purchase Price Adjustments. (a) Subject to Section 4.4(b), the Hospital will notify each of the Servicer and Finco of the aggregate Outstanding Balances of those Receivables, if any, which were Non-qualifying Receivables as of the Purchase Date for such Receivables. All Non-qualifying Receivables generated by the Hospital and sold to Finco shall be repurchased by it on any Business Day (a "Repurchase Date") on which Finco shall so request. On the Repurchase Date, the Hospital shall make available to Finco by deposit in the Collateral Account in immediately available funds, or by deduction from the Purchase Price payable by Finco on such date, an amount equal to the acquisition price of each such Non-qualifying Receivable previously sold to Finco. Such acquisition price shall be equal to the Hospital Repurchase Price of such Non-qualifying Receivable as determined by the Servicer. Such payment or deduction of the Hospital Repurchase Price shall be considered a payment in full of each such Non-qualifying Receivable. On the date on which such amount is deposited in the Collateral Account or on which such deduction is made, Finco shall automatically and without further action be deemed to transfer, assign, set-over and otherwise convey to the Hospital, without recourse, representation or warranty, all the right, title and interest of Finco in and to such Non-qualifying Receivables, all monies due or to become due with respect thereto, and all proceeds thereof. Finco shall execute such documents and instruments of transfer or assignment and take such other actions as shall reasonably be requested by the Hospital to effect the conveyance of such Non-qualifying Receivables repurchased pursuant to this Section 4.4.

          (b) Notwithstanding anything to the contrary in this Section 4.4, the Hospital's obligation in respect of Receivables which are Non-qualifying Receivables solely because the Applicable Contractual Adjustment on the related Purchase Date was less than the Actual Contractual Adjustment shall be to make available to Finco, by deposit in the Collateral Account in immediately available funds, or by deduction from the Purchase Price payable on such date, an amount equal to the difference between the Applicable Contractual Adjustment as calculated on the Purchase Date and the Actual Contractual Adjustment, and such Receivable shall not be repurchased by or transferred to the Hospital from Finco. The deposit or deduction referred to in the immediately preceding sentence shall be made by the Hospital (i) in the case of any Receivable designated as a Financible Receivable on the Payment Date therefor, on any Business Day that Finco shall request and (ii) in the case of any Purchased Receivable that was not designated as a Financible Receivable on the Payment Date therefor, on the Settlement Date next succeeding the Purchase Date for such Receivable.

          Section 4.5. Representations and Warranties of Finco. Finco represents and warrants to the Hospital that, as of the Initial Closing Date and as of each Purchase Date and each related Payment Date:

          (a) Finco has been duly organized and is validly existing and in good standing as a corporation under the laws of the State of Delaware, with full corporate power and authority to own its properties and to transact the business in which it is now engaged or in which it proposes to engage.

          (b) The purchase by Finco of the Purchased Receivables pursuant to this Agreement and the consummation of the transactions herein contemplated will not conflict with, or result in a breach of any of the terms or provisions of, or constitute a default under, any indenture, mortgage, deed of trust, lease, loan agreement or other agreement, instrument or undertaking to which Finco is a party or by which it is bound or to which any of the property or assets of Finco is subject, nor will such action result in any violation of any applicable Requirement of Law; and no consent, approval, authorization, order, registration or qualification of or with any Governmental Authority is required for the purchase by Finco of the Purchased Receivables hereunder except such as have been obtained.

          (c) This Agreement has been duly authorized, executed and delivered by Finco and constitutes the valid and legally binding obligation of Finco, enforceable against Finco in accordance with its terms, subject as to enforceability to applicable bankruptcy, reorganization, insolvency, moratorium or other similar laws affecting creditors' rights generally, and to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).


                                       ARTICLE V

                            ADMINISTRATION AND COLLECTIONS

          Section 5.1. Servicing. (a) In further consideration for Finco entering into this Agreement with the Hospital, the Hospital agrees that it shall undertake such obligations in connection with the servicing of the Receivables as shall be delegated to it by the Servicer. In this connection, the Hospital covenants and agrees that it will comply with all the agreements made by the Servicer, and shall perform all the obligations undertaken by the Servicer in Article III of the Servicing Agreement with respect to the Purchased Receivables of such Hospital as if such agreements were set forth herein as covenants of the Hospital and as if such obligations were directly undertaken by the Hospital.

          (b) In furtherance of Section 5.1(a), the Hospital agrees that it will, in a timely manner, provide the Servicer with all information regarding itself and its Receivables and other Transferred Property necessary for the Servicer or that the Servicer has requested.

          (c) The obligation of the Hospital to service the Receivables of the Hospital is personal to the Hospital and the parties recognize that it would be difficult for any other Person to perform such obligations. Accordingly, the Hospital's obligation to service the Receivables of the Hospital hereunder shall, to the extent permitted by applicable law, be specifically enforceable and shall be absolute and unconditional in all circumstances, including, without limitation, after the occurrence and during the continuation of any Exclusion Event.

          (d) The Hospital shall not resign from the obligations and duties hereby imposed on it as servicer of the Receivables of the Hospital.

          Section 5.2. Collections. (a) All Collections on account of Non-governmental Receivables sold to Finco shall be deposited directly into the Hospital Concentration Account or the Master Receivables Account on the date of receipt thereof by the Hospital or the Servicer. The Hospital agrees to require all Obligors in respect of Non-Governmental Receivables who make payment in the form of electronic or wire transfers to make such payments directly to the Master Receivables Account. All such Collections on account of Non-governmental Receivables will be held in trust by the Hospital for the benefit of Finco pending remittance to the Collateral Account. All Collections on Non-governmental Receivables received by Finco or any of its direct or indirect assignees shall be transferred by Finco or such assignee to the Trustee for deposit in the Collateral Account.

          (b) All Collections received by the Hospital or the Servicer on account of Governmental Receivables sold to Finco shall be deposited directly into the Hospital Concentration Account on the date of receipt thereof. The Hospital agrees to require all Obligors in respect of Governmental Receivables who make payment in the form of electronic or wire transfers to UHS, for the benefit of the Hospital, to make such payments directly to the Master Receivables Account. Except as provided in the preceding sentence, all Collections on Governmental Receivables received by Finco or any of its direct or indirect assignees shall be transferred to the Hospital payee for deposit into the Hospital Concentration Account or the Master Receivables Account.

          (c) In no event shall the Hospital deposit any Collections into any account established, held or maintained by the Hospital or any other Person other than the Hospital Concentration Account or the Master Receivables Account or transfer such Collections other than in accordance with the provisions of this Agreement. The Hospital and Finco hereby agree that all available funds received in the Hospital Concentration Account shall be transferred within one Business Day of receipt to the Master Receivables Account. Amounts so transferred from the Hospital Concentration Account or otherwise received in the Master Receivables Account prior to the close of business on any Business Day shall be transferred at the close of business on such Business Day to the Collateral Account. Amounts received in the Master Receivables Account after the close of business on any Business Day or on any day which is not a Business Day shall be transferred to the Collateral Account on the next succeeding day. Amounts transferred to the Collateral Account shall be applied in accordance with Article VII of the Pooling Agreement.

          Section 5.3. Hospital's Obligations as Agent for the Servicer. The Hospital and Finco expressly agree that the obligations of the Hospital under Sections 5.1 and 5.2 hereof have been undertaken by the Hospital, to the extent permitted by all Requirements of Law, solely as agent for Finco and the Servicer and the Hospital hereby disavows any other interest in such Collections or in any such funds collected on behalf of Finco or the Servicer or transferred by the Hospital for deposit pursuant to this Article V.

          Section 5.4. Claims Against Third Parties. The Hospital agrees that it will continue to make and pursue claims on the Purchased Receivables to the extent that any Requirement of Law or contractual provision requires the Hospital to directly make and pursue such claims; provided that the Hospital agrees that it is making and pursuing such claims for the benefit of

Finco, and that any funds received by the Hospital based on such claims will be transferred in accordance with Section 5.2.

          Section 5.5. Hospital Concentration Account. (a) The Hospital has, prior to the execution and delivery of this Agreement, established a deposit account with the Hospital's banking institution in the sole name of the Hospital and for the benefit of the Hospital (such account, the "Hospital Concentration Account") into which all Collections are to be deposited by the Hospital by the close of business on each Business Day received, or on the next Business Day if not received on a Business Day. The name, location and account number of the Hospital Concentration Account is set forth on Schedule V to this Agreement. The Hospital Concentration Account shall be maintained with documentation and instructions in form and substance satisfactory to Finco. Available amounts received in the Hospital Concentration Account in respect of Collections shall be transferred within one Business Day to the Collateral Account. The Hospital shall not (i) without 10 days' prior written notice to Finco, change the Hospital Concentration Account or establish any additional Hospital Concentration Account or (ii) change such instructions or documentation at any time so long as Finco or any of its direct or indirect assignees has any interest in the Hospital's Receivables.

          (b) The Hospital agrees that it shall use its best efforts to ensure that only Collections on Purchased Receivables are deposited into the Hospital Concentration Account and the Master Receivables Account. Finco agrees that, promptly following the establishment to the satisfaction of the Hospital that any funds received in the Hospital Concentration Account or the Master Receivables Account do not constitute Collections on Purchased Receivables, including any payments on Receivables which have been reassigned to the Hospital and any payments to the Hospital not in respect of Receivables, Finco shall remit such funds to the Hospital in immediately available funds. In the event that the Hospital is unable to determine whether funds received by the Hospital or the Servicer constitute Collections on Purchased Receivables, such funds shall be deposited in the Hospital Concentration Account and applied in accordance with Section 5.2.

                                      ARTICLE VI

                          TERMINATION OF PURCHASE COMMITMENT

          Section 6.1. Exclusion Events. If any of the following events occur (any such event, an "Exclusion Event"), Finco may give notice thereof pursuant to Section 6.2, and Finco may exercise the remedies available to it pursuant to Section 6.2:

               (a) the Hospital shall fail to make any payment to be made by it to any party to any of the Operative Documents when due; or the Hospital shall fail to perform or observe any term, covenant or agreement contained in Sections 4.3(e) through 4.3(i), Section 4.3(k), Sections 4.3(o) through 4.3(r) or Section 7.2 of this Agreement;

               (b) the Hospital shall default in the performance of any agreement or undertaking hereunder (other than as provided in clause
          (a) above) and such default shall continue for 30 days after written notice thereof has been given to the Hospital by Finco; or

               (c) any representation or warranty made by the Hospital in any Hospital Document to which it is a party or in any certificate or financial or other statement furnished pursuant to the terms of any Operative Document (other than as provided in clauses (a) or (b) above) shall prove to have been untrue or incomplete in any material respect when made or deemed made and the Hospital shall fail to cure such breach of representation, warranty or other statement within 15 days after written notice thereof has been given to the Hospital by Finco; provided, however, that no breach of any representation or warranty made by the Hospital under Section 4.2 as to any Receivable on the related Purchase Date shall constitute an "Exclusion Event" hereunder if the Hospital cures such breach in accordance with the terms of Section 4.4 of this Agreement; or

               (d) (i) the Hospital shall (A) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian or the like of itself or of its property, (B) admit in writing its inability to pay its debts generally as they become due, (C) make a general assignment for the benefit of creditors, (D) be adjudicated a bankrupt or insolvent or (E) commence a voluntary case under the federal bankruptcy laws of the United States of America or file a voluntary petition or answer seeking reorganization, an arrangement with creditors or an order for relief or seek to take advantage of any insolvency law or file an answer admitting the material allegations of a petition filed against it in any bankruptcy, reorganization or insolvency proceeding or take any corporate action for the purpose of effecting any of the foregoing; or (ii) without the application, approval or consent of the Hospital, a proceeding shall be instituted in any court of competent jurisdiction under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking in respect of the Hospital, an order for relief or an adjudication in bankruptcy, reorganization, dissolution, winding up or liquidation, a composition or arrangement with creditors, a readjustment of debts, the appointment of a trustee, receiver, liquidator or custodian or the like of the Hospital or of all or any substantial part of the Hospital's assets, or other like relief in respect thereof under any bankruptcy or insolvency law, and, if such proceeding is being contested by the Hospital in good faith, the same shall (A) result in the entry of an order for relief or any such adjudication or appointment or (B) continue undismissed, or pending and unstayed, for any period of sixty (60) consecutive days; or

               (e) (i) obligations of the Hospital or any of its Subsidiaries in respect of Debt in excess of $1,000,000 in the aggregate shall be declared to be or shall become due and payable prior to the stated maturity thereof, (ii) principal payments in excess of $1,000,000 in the aggregate in respect of any Debt of the Hospital shall not be paid when due or (iii) any judgment or judgments for the payment of money in an aggregate amount in excess of $500,000 shall have been rendered against the Hospital and the same shall have remained unsatisfied and in effect for any period of 30 consecutive days during which no stay of execution shall have been obtained; or

               (f)  there shall have occurred an Early Amortization Event; or

               (g) UHS shall cease to (i) have the power to control the board of directors or other managing body of the Hospital, (ii) operate the Hospital, (iii) own, directly or indirectly, through one or more wholly-owned Subsidiaries, at least sixty percent (60%) of the outstanding capital stock or other ownership interests of the Hospital, (iv) any such capital stock or ownership interests shall be subject to any Lien, charge, pledge or encumbrance (other than (A) Liens for taxes which are not then due and payable or which are being contested in good faith through appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of the Hospital or (B) any Lien of any Financial institution securing Debt of UHS and its subsidiaries) or
          (v) any pledgee of any such stock of the Hospital pledged as collateral pursuant to clause (ii) shall take any action to realize upon such collateral; or

               (h) (i) the Hospital or any Commonly Controlled Entity shall engage in any Prohibited Transaction (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan, (ii) any "accumulated funding deficiency" (as defined in Section 302 of

          ERISA), whether or not waived, shall exist with respect to any Plan,
          (iii) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or commencement of proceedings or appointment or a trustee is, in the reasonable opinion of Finco, likely to result in the termination of such Plan for purposes of Title IV of ERISA, (iv) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (v) the Hospital or any Commonly Controlled Entity shall, or in the reasonable opinion of Finco is likely to, incur any liability in connection with a withdrawal from, or the Insolvency or Reorganization of, a Multiemployer Plan or (vi) any other event or condition shall occur or exist, with respect to a Plan; and in each case in clauses (i) through (vi) above, such event or condition, together with all other such events or conditions, if any, could subject the Hospital or any of its Subsidiaries, to any tax, penalty or other liabilities in the aggregate material in relation to the business, operations, property or financial or other condition of the UHS Entities taken as a whole; or

               (i) there shall have occurred any other circumstance which could, in the sole judgement of Finco have a material adverse impact on the validity or enforceability of this Agreement or any Operative Document or on the enforceability or collectibility (other than as a result of the credit quality of any Obligor) of the Purchased Receivables or the value of the related Transferred Property; or

               (j) a Voluntary Exclusion Event with respect to the Hospital shall have occurred.

          Section 6.2. Remedies. (a) If any Exclusion Event shall have occurred and be continuing, Finco, by notice in writing given to the Hospital, may do any or all of the following: (i) continue to purchase Receivables in accordance with this Agreement except that Finco shall only pay for Purchased Receivables with Subordinated Notes, (ii) notify the Servicer that such Purchased Receivables are Excluded Receivables or (iii) cease purchasing Receivables from the Excluded Hospital, and the Excluded Hospital hereby agrees to any and all such remedies taken by Finco; provided, however that if an Exclusion Event described in Section 6.1(d) shall have occurred and be continuing, then the obligation of Finco to acquire Receivables shall immediately terminate without written notice and without presentment, demand, protest, notice of protest or dishonor or any other notice of any other kind, all of which are hereby expressly waived by the Hospital.

          (b) If an Exclusion Event described in Section 6.1(d) shall have occurred or if Finco ceases to acquire Receivables from the Hospital pursuant to Section 6.2(a)(iii), then the obligation of the Hospital to continue to sell Receivables to Finco shall also immediately terminate and all Collections thereafter received from each Obligor in respect of the Purchased Receivables for which such Obligor is obligated to make payments shall be applied to the Purchased Receivables to which such payments relate.

          (c) Notwithstanding the occurrence of any Exclusion Event and the remedies elected by Finco in respect thereof, if the Hospital thereafter
(i) cures all Exclusion Events at such time continuing and (ii) complies, in the sole judgment of Finco, with all of the terms and conditions of this Agreement for a period of 60 consecutive days during which no Exclusion Event shall have occurred, then, upon the Hospital's provision of all documentation required, in the sole judgment of Finco, to demonstrate such compliance, the Hospital shall cease to be an Excluded Hospital and Finco shall resume purchasing Receivables from the Hospital in accordance with the terms of this Agreement; provided, however, that in no event shall any Receivables which were Excluded Receivables be deemed to be Eligible Receivables.

          (d) If for any reason (i) the transfer of the Transferred Property is not considered a sale and (ii) an Exclusion Event shall have occurred, in addition to all other rights and remedies granted to it under this Agreement and in any other instrument or agreement securing, evidencing or relating to the rights and remedies hereunder, and by operation of law, Finco shall have all rights and remedies of a secured party under the UCC (and under any other applicable law). Without limiting the generality of the foregoing, and subject to the provisions of Section 8.9 and to the terms and conditions of the Pooling Agreement, Finco, without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by law referred to below) to or upon the Hospital or any other Person (all and each of which demands, defenses, advertisements and notices are hereby waived to the extent permitted by applicable law), may in such circumstances forthwith collect, receive, appropriate and realize upon the Transferred Property, or any part thereof, and/or may forthwith sell, lease, assign, give option or options to purchase, or otherwise dispose of and deliver the Transferred Property or any part thereof (or contract to do any of the foregoing), in one or more parcels at public or private sale or sales, at any exchange, broker's board or office of Finco or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. To the extent permitted by applicable law, the Hospital waives all claims, damages and demands it may acquire against each of Finco, its direct and indirect assignees and each of their respective directors, officers, employees and Affiliates arising out of the exercise by any of them of any rights under this Section 6.2(d). If any notice of a proposed sale or other disposition of the Transferred Property shall be required by law, such notice shall be deemed reasonable and proper if given at least 10 days before such sale or other disposition.

          (e) Notwithstanding any Exclusion Event, Finco shall continue to maintain its interest in all Purchased Receivables. Subject to Section 4.4, all amounts received as payments on Purchased Receivables will continue to be paid by the Hospital to Finco for application in accordance with Article V.
In the event that the Hospital shall, after any Exclusion Event, receive payments from any Obligor which is an Obligor with respect to both Purchased Receivables and Receivables not purchased under this Agreement, to the extent that the Servicer is unable to determine the specific Receivables to which such payments relate, the Hospital shall apply all such amounts first to the Outstanding Balance of such Obligor's Purchased Receivables, in the order such Purchased Receivables were created, until such Purchased Receivables have been paid in full.


                                      ARTICLE VII

                             INDEMNIFICATION AND EXPENSES

          Section 7.1. Indemnities by the Hospital. Without limiting any other rights which Finco may have hereunder or under applicable law, the Hospital hereby agrees to indemnify each of Finco, its direct and indirect assignees and each of their respective officers, directors, employees and Affiliates (collectively, the "Indemnified Parties") from and against any and all damages, losses (other than loss of profit), claims, actions, suits, judgments, demands, taxes, liabilities (including liabilities for penalties) and out-of-pocket costs and expenses, including without limitation, reasonable attorneys' fees and expenses but excluding costs and expenses attributable to administrative overhead (all of the foregoing being collectively referred to as "Indemnified Amounts"), awarded against or incurred by any of them arising out of or as a result of this Agreement, the other Hospital Documents or Finco's ownership of any Transferred Property or its assignment thereof pursuant to Section 8.9, excluding, however, Indemnified Amounts resulting from gross negligence or willful misconduct on the part of the Indemnified Party to which such Indemnified Amounts would otherwise be due. Without limiting the generality of the foregoing, the Hospital shall indemnify the Indemnified Parties for Indemnified Amounts relating to or resulting from:

          (i)  the transfer of any Non-qualifying Receivable;

          (ii) any set-off or adjustment applied by any Obligor against any Non-governmental Receivable conveyed to Finco whether or not the amount of such set-off or adjustment was reflected in the Offset Reserves on the Purchase Date relating to such Purchased Receivable;

         (iii) reliance on any representation or warranty made by the Hospital (or any of its Authorized Officers) under or in connection with this Agreement, and any information or report delivered by the Hospital pursuant hereto, which shall have been false or incorrect in any material respect when made or deemed made;

          (iv) the failure by the Hospital to comply with any Requirement of Law with respect to any Purchased Receivable or the related Transferred Property, or the nonconformity of any Purchased Receivable or the related Transferred Property with any Requirement of Law;

           (v) the failure to take all actions which would be required to maintain in favor of Finco a valid, perfected, first priority security interest in and Lien on the Purchased Receivables and related Transferred Property, together with all Collections and Outstanding Balances related to such Receivables, free and clear of any Lien whether existing at the Initial Closing Date or at any time thereafter;

          (vi) the failure to file, record, deliver or receive in a timely manner all Security Filings, including without limitation, financing statements or other similar instruments or documents required under the UCC in effect in the state in which the Hospital's place of business is located or under other applicable laws with respect to any Purchased Receivables;

         (vii) any failure of the Hospital to perform its duties or obligations in accordance with the provisions of this Agreement or the other Hospital Documents; or

        (viii) the administration or enforcement of this Agreement by Finco or any of its direct or indirect assignees.

          Section 7.2.  Audits of Hospital, Etc.

          (a) The Hospital shall immediately, but in no event later than five Business Days thereafter, notify Finco (i) of any Deficiency Notice received by it and (ii) of any preliminary or final determination resulting from any audit relating to it or the Receivables generated by it (including, without limitation, any "audit exception" to such determination), or any other investigation, by HHS or any other Governmental Authority or any intermediary thereof (any of the preceding, an "Audit").

          (b) If, as a result of any Audit, any Governmental Authority or any intermediary thereof determines that the Hospital shall owe any amounts, (i) to the extent possible, the Hospital shall not permit any claims or adjustments resulting from the Audit to be applied as set-offs or adjustments to the Purchased Receivables and (ii) to the extent any claims or adjustments resulting from any Audit are applied against any Purchased Receivables, the Hospital shall immediately pay to the Hospital Concentration Account the amount so set-off or adjusted as Collections in respect of the Purchased Receivables.



                                     ARTICLE VIII

                                     MISCELLANEOUS

          Section 8.1. Notices, Etc. Except where telephonic instructions or notices are authorized herein to be given, all notices, demands, instructions and other communications required or permitted to be given to or made upon any party hereto shall be in writing and shall be personally delivered or sent by registered, certified or express mail, postage prepaid, return receipt requested, or by telecopy (with voice confirmation thereof) or telegram (with messenger delivery specified in the case of a telegram) and shall be deemed to be given when such personal delivery is made or such return receipt or confirmation is received by the party giving such notice, demand, instruction or communication. Unless otherwise specified in a notice sent or delivered in accordance with the foregoing provisions of this Section, notices, demands, instructions and other communications in writing shall be given to or made upon the respective parties hereto at their respective addresses (or to their respective telecopy numbers) indicated below, and, in the case of telephonic instructions or notices, by calling the telephone number or numbers indicated for such party below:

          If to the Hospital:

               At the location set forth in Schedule I hereto.

          If to Finco:

               UHS Receivables Corp.
               27292 Calle Arroyo, Suite B
               San Juan Capistrano, California  92675
               Attention:  President
               Tel. No.:  714-661-9323
               Telecopier No.:  714-661-9445

          With a copy to:

               UHS Receivables Corp.
               c/o Universal Health Services, Inc.
               Universal Corporate Center
               367 South Gulph Road
               King of Prussia, Pennsylvania  19406
               Attention:  General Counsel
               Tel. No.:  215-768-3300
               Telecopier No.:  215-768-3318

          Section 8.2. Successors and Assigns. This Agreement shall be binding upon the Hospital and Finco and their respective successors and assigns and shall inure to the benefit of the Hospital and Finco and their respective successors and assigns; provided that the Hospital shall not assign any of its rights or obligations hereunder without the prior written consent of Finco. Except as expressly permitted hereunder or in the other Operative Documents, Finco shall not assign any of its rights or obligations hereunder without the prior written consent of the Trustee.

          Section 8.3. Severability. Any provisions of this Agreement which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          Section 8.4. Amendments. This Agreement may not be modified, amended, waived, supplemented or surrendered except pursuant to a written instrument executed by the Hospital and Finco, and then such amendment, supplement, waiver or consent shall be effective only in the specific instance and for the specific purpose given. If any amendment, modification, supplement or waiver shall be so consented to by Finco, the Hospital agrees, promptly following a request by Finco, to execute and deliver in its own name and at its own expense, such instruments, consents and other documents as Finco may deem necessary or appropriate in the circumstances. Notwithstanding anything in this Section 8.4, no amendment shall be entered into if such amendment would, in the aggregate, adversely affect the interests of Finco.

          Section 8.5. The Hospital's Obligations. It is expressly agreed that, anything contained in this Agreement to the contrary notwithstanding, the Hospital shall be obligated to perform all of its obligations under the Receivables to the same extent as if Finco had no interest therein and Finco shall have no obligations or liability under the Receivables or the Transferred Property to any Obligor thereunder by reason of or arising out of this Agreement, nor shall Finco be required or obligated in any manner to perform or fulfill any of the obligations of the Hospital under or pursuant to any Receivables.

          Section 8.6. No Recourse. (a) No directors, officers, employees or agents of the Hospital shall be under any liability to Finco or any other Person for any action of the Hospital hereunder pursuant to this Agreement;

provided, however, that this provision shall not protect the Hospital or any such Person against any liability which would otherwise be imposed by reason of willful misfeasance, bad faith or gross negligence in the performance of duties or by reason of reckless disregard of obligations and duties hereunder.

          (b) Except as expressly provided in this Agreement, the Hospital shall have no liability for the payment of the Purchased Receivables in excess of the Collections and amounts deemed Collections on all Purchased Receivables. The preceding sentence shall not relieve the Hospital or UHS from any obligations hereunder or under the Guarantee with respect to its respective representations, warranties, covenants and other payment and performance obligations herein or therein described.

          Section 8.7. Further Assurances. The Hospital agrees to do such further acts and things and to execute and deliver to Finco such additional assignments, agreements, powers and instruments as are required by Finco to carry into effect the purposes of this Agreement or to better assure and confirm unto Finco its rights, powers and remedies hereunder.

          Section 8.8. Survival. Notwithstanding any termination of this Agreement (whether on account of an Exclusion Event or otherwise) and subject to Section 6.2, and without limiting the survival of any other obligation of the Hospital or Finco hereunder, (i) all representations and warranties of the Hospital and Finco shall survive the execution and delivery of this Agreement,
(ii) all of the rights and obligations of the parties (A) under Article VII, shall survive such termination and (B) under any other provision hereof, shall survive such termination as long as any Purchased Receivable is an Outstanding Receivable and (iii) the Hospital shall continue to be obligated to do all things necessary to collect on all Uncollectible Receivables and to apply Collections that it receives with respect thereto in the manner provided in this Agreement and to perform its obligations hereunder with respect thereto.

          Section 8.9.  Consent to Assignment; Third Party Beneficiaries.
(a) The Hospital acknowledges that all of Finco's right, title and interest in (i) the Purchased Receivables and related Transferred Property and (ii) the obligations of the Hospital to Finco and the rights of Finco against the Hospital under this Agreement with respect to the Transferred Property have been assigned, transferred and otherwise conveyed by Finco to the Trustee, for the benefit of the Participants, pursuant to the terms and conditions of the Pooling Agreement. It is understood, agreed and acknowledged that Sheffield shall assign to the Liquidity Agent, for the benefit of the Liquidity Banks, all of Sheffield's right, title and interest in, to and under this Agreement and in the Transferred Property. The Hospital consents to such assignment by Finco to the Trustee, and by Sheffield to the Liquidity Agent, and agrees that the Trustee and the Participants (or upon notice by Sheffield or the Liquidity Agent of a default under the Liquidity Agreement or the Security Agreement, and to the extent provided in the Pooling Agreement, the TRIPS Holders and the Liquidity Agent) shall be entitled to enforce the terms of this Agreement and the rights and responsibilities of Finco directly against the Hospital, whether or not any Early Amortization Event or Exclusion Event shall have occurred. The Hospital further agrees that (i) it will not take any action in connection with the Receivables or which could affect the rights of Finco hereunder (other than those actions which are consistent with its obligations hereunder and which occur in the normal course of its operations) without the prior consent of the Trustee or the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) and (ii) in respect of its obligations hereunder, the Hospital will act at the direction of and in accordance with all requests and instructions from the Trustee or the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be). The Hospital and Finco hereby agree that, in the event of any conflict of requests or instructions to the Hospital between Finco on the one hand, and the Trustee or the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) on the other hand, the Hospital will at all times act in accordance with the requests and instructions of the Trustee or the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be), and in the event of any conflict of requests or instructions among Participants, Finco shall act in accordance with the instructions of the Trustee. The Hospital and Finco further agree that, in the event of any conflict of requests or instructions to the Hospital between Sheffield on the one hand and the Liquidity Agent on the other hand, the Hospital will at all times act in accordance with the requests and instructions of the Liquidity Agent.

          (b) Notwithstanding anything in Section 8.9(a) to the contrary, and without limitation upon the rights and obligations of the parties set forth in such Section, each of the Interested Parties shall have the rights of third-party beneficiaries hereunder.

          (c) Each of Finco and the Hospital acknowledges that Sheffield has appointed Barclays to act as Managing Agent. Unless otherwise instructed by Sheffield, copies of all notices, requests, demands and other documents to be delivered to Sheffield pursuant to the terms hereof shall be delivered to the Managing Agent. Unless otherwise instructed by Sheffield, all notices, requests, demands and other documents to be executed or delivered, and any action to be taken, by Sheffield pursuant to the terms hereof may be executed, delivered and/or taken by the Managing Agent. The rights and responsibilities of the Managing Agent under this Agreement with respect to any action taken by the Managing Agent or the exercise or non-exercise by the Managing Agent of any option, right, request, judgment or other right or remedy provided to Sheffield herein or resulting or arising out of this Agreement shall, as between the Managing Agent and Sheffield be governed by such agreements with respect thereto as may exist from time to time between them, but, as between the Managing Agent and the Hospital, the Managing Agent shall be conclusively presumed to be acting as agent for Sheffield with full and valid authority so to act or refrain from acting, and neither Finco nor the Hospital shall be under any obligation or entitlement to make any inquiry respecting such authority.

          Section 8.10. Counterparts. This Agreement may be executed by the Hospital and Finco on the same or separate counterparts, each of which shall be deemed to be an original instrument.

          Section 8.11. Headings. Section headings used in this Agreement are for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

          Section 8.12. No Bankruptcy Petition Against Finco or Sheffield. The Hospital covenants and agrees that prior to the date which is one year and one day after the Aggregate Capital is reduced to zero and all other amounts due under or in connection with the Operative Documents are paid in full it will not institute against, or join any other Person in instituting against, Finco or Sheffield any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings under any federal or state bankruptcy or similar law.

          Section 8.13. Finco May Act Through Agents. Finco may exercise any of its rights or perform any of its duties hereunder through agents of its choosing, and any action so taken shall have the same force and effect as if taken by Finco directly.

          Section 8.14. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAW OF THE STATE OF NEW YORK WITHOUT REFERENCE TO CONFLICTS OF LAW RULES OF THE STATE OF NEW YORK; PROVIDED THAT ALL MATTERS RELATING TO THE PERFECTION AND PRIORITY OF THE OWNERSHIP OR SECURITY INTEREST GRANTED HEREIN IN THE RECEIVABLES AND TRANSFERRED PROPERTY OF THE HOSPITAL SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE WHERE THE HOSPITAL IS LOCATED.

          Section 8.15. No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of Finco, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exhaustive of any rights, remedies, powers and privileges provided by law.

          Section 8.16. SUBMISSION TO JURISDICTION; VENUE; WAIVER OF JURY TRIAL; SERVICE OF PROCESS. (a) THE HOSPITAL (FOR ITSELF AND ITS RESPECTIVE SUCCESSORS AND ASSIGNS) HEREBY IRREVOCABLY SUBMITS, FOR ITSELF AND ITS PROPERTY, TO THE JURISDICTION OF THE STATE COURTS OF THE STATE OF NEW YORK AND TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, FOR THE PURPOSES OF ANY SUIT, ACTION OR OTHER PROCEEDING ARISING OUT OF OR BASED UPON THIS AGREEMENT, THE OTHER HOSPITAL DOCUMENTS OR THE SUBJECT MATTER HEREOF OR THEREOF BROUGHT BY FINCO OR ANY OF ITS DIRECT OR INDIRECT ASSIGNEES. THE HOSPITAL (FOR ITSELF AND ITS RESPECTIVE SUCCESSORS AND ASSIGNS), TO THE EXTENT PERMITTED BY ANY REQUIREMENTS OF LAW, HEREBY (A) WAIVES, AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE, OR OTHERWISE, IN ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT, ANY CLAIM THAT IT IS NOT SUBJECT PERSONALLY TO THE JURISDICTION OF THE ABOVE-NAMED COURTS, THAT ITS PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER OR THAT THIS AGREEMENT OR THE OTHER HOSPITAL DOCUMENTS OR THE SUBJECT MATTER HEREOF OR THEREOF MAY NOT BE ENFORCED IN OR BY SUCH COURT AND (B) WAIVES THE RIGHT TO ASSERT IN ANY SUCH ACTION, SUIT OR PROCEEDING ANY SET-OFFS OR COUNTERCLAIMS EXCEPT COUNTERCLAIMS THAT ARE COMPULSORY OR OTHERWISE ARISE FROM THE SAME SUBJECT MATTER. THE HOSPITAL HEREBY AGREES THAT SERVICE OF PROCESS AND OTHER DOCUMENTS ON THE HOSPITAL MAY BE EFFECTED BY CERTIFIED OR REGISTERED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL) TO ITS ADDRESS AS SET FORTH ON
SCHEDULE I AND SUCH SERVICE SHALL CONSTITUTE VALID AND EFFECTIVE SERVICE AGAINST THE HOSPITAL. THE HOSPITAL AGREES THAT ITS SUBMISSION TO JURISDICTION AND CONSENT TO SERVICE OF PROCESS BY MAIL IN ANY SUCH ACTION, SUIT OR PROCEEDING SHALL BE CONCLUSIVE, AND MAY BE ENFORCED IN ANY OTHER JURISDICTION
(A) BY SUIT, ACTION OR PROCEEDING ON THE JUDGMENT, A CERTIFIED OR TRUE COPY OF WHICH SHALL BE CONCLUSIVE EVIDENCE OF THE FACT AND THE AMOUNT OF INDEBTEDNESS OR LIABILITY THEREIN DESCRIBED OR (B) IN ANY OTHER MANNER PROVIDED BY OR PURSUANT TO THE LAWS OF SUCH OTHER JURISDICTION, PROVIDED, HOWEVER, THAT FINCO OR ANY DIRECT ASSIGNEE MAY AT ITS OPTION BRING SUIT OR INSTITUTE OTHER JUDICIAL PROCEEDINGS AGAINST THE HOSPITAL OR ANY OF ITS RESPECTIVE ASSETS IN ANY STATE OR FEDERAL COURT OF THE UNITED STATES OR OF ANY COUNTRY OR PLACE WHERE THE HOSPITAL OR SUCH ASSETS MAY BE FOUND.
          (b) EACH OF FINCO AND THE HOSPITAL (AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS) HEREBY WAIVES ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY OF THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR THE OTHER HOSPITAL DOCUMENTS.

          (c)  THIS SECTION 8.16 SHALL SURVIVE THE TERMINATION OF THIS
AGREEMENT.

          Section 8.17. UCC. Finco and the Hospital hereby agree that each sale hereunder, to the extent permitted by all Requirements of Law, is intended to be, for all purposes of New York law, a "sale of accounts" (as that term is used in Section 9-102(1)(b) of the New York UCC).

          Section 8.18. Execution; Effectiveness. (a) This Agreement shall constitute a two-party agreement between Finco on the one hand and the hospital company designated on any signature page hereto (in respect of the hospital indicated as the d/b/a on such signature page) on the other hand. This Agreement shall become effective on the date on which counterparts of such signature page shall have been executed and delivered by each of Finco and such hospital company. To the extent any Schedule referred to in this Agreement designates information applicable to a particular Hospital, only such portion of such Schedule shall be deemed to be delivered by such Hospital and no other portion of such Schedule shall be deemed to be part of the Agreement between Finco and such Hospital. To the extent that the information in any Schedule does not specify which Hospital to which such information applies, such information shall be deemed to be delivered initially by each Hospital; provided that Finco and each such Hospital may amend the information on any such Schedule without affecting the information on such Schedule deemed to be delivered by any other Hospital. All references to the "Hospital", this "Agreement" or this "Sale and Servicing Agreement" or to any Schedule hereto shall be deemed to be a reference to the hospital company executing such signature page, to the agreement between Finco and such hospital company and to the Schedules or portions thereof deemed to be delivered by such hospital company only, without regard to any Sale and Servicing Agreement or schedules executed and delivered by any other hospital company.

          (b) Any amendment, supplement or other modification of the terms, covenants and conditions contained herein approved by Finco and any Hospital in accordance with the terms of Section 8.4 shall be effective only as between Finco and such Hospital and shall have no effect on such terms, covenants and conditions as they apply to any Sale and Servicing Agreement between Finco and any other Hospital.

          IN WITNESS WHEREOF, each of the Hospital and Finco have caused this Sale and Servicing Agreement to be duly executed and delivered by its duly authorized officer on the date indicated below.



Date:  November 16, 1993


                                   CHALMETTE GENERAL HOSPITAL, INC.

                                   DALLAS FAMILY HOSPITAL, INC.

                                   DEL AMO HOSPITAL, INC.

                                   HRI HOSPITAL, INC.

                                   LA AMISTAD RESIDENTIAL TREATMENT CENTER,
                                        INC.

                                   MCALLEN MEDICAL CENTER, INC.

                                   MERIDELL ACHIEVEMENT CENTER, INC.

                                   RIVER OAKS, INC.

                                   TURNING POINT CARE CENTER, INC.

                                   UHS OF ARKANSAS, INC.

                                   UHS OF AUBURN, INC.

                                   UHS OF BELMONT, INC.

                                   UHS OF MASSACHUSETTS, INC.

                                   UHS OF RIVER PARISHES, INC.

                                   UHS OF SHREVEPORT, INC.

                                   UNIVERSAL HEALTH SERVICES OF
                                        INLAND VALLEY, INC.

                                   UNIVERSAL HEALTH SERVICES OF NEVADA, INC.

                                   VICTORIA REGIONAL MEDICAL CENTER, INC.

                                   WELLINGTON REGIONAL MEDICAL
                                        CENTER INCORPORATED



                                   By:__________________________
                                       Kirk E. Gorman
                                       Treasurer


                                   SPARKS RENO PARTNERSHIP L.P.
                                   By:  Sparks Family Hospital,
                                        Inc., General Partner


                                   By:__________________________
                                      Kirk E. Gorman
                                      Treasurer


                                   UHS RECEIVABLES CORP.


                                   By:__________________________
                                      Cheryl Ramagano
                                      Vice President and
                                        Treasurer

                                                           EXHIBIT A TO
                                                           SALE AND SERVICING
                                                           AGREEMENT


                                 UHS RECEIVABLES CORP.
                           NON-NEGOTIABLE SUBORDINATED NOTE


                                                         ___________ __, 1993


          For value received, UHS Receivables Corp., a Delaware corporation ("Finco"), promises to pay (but only on a subordinated basis and to the extent of Available Cash, as defined below), to the order of ______________________ (the "Hospital"), the principal amounts indicated on Schedule A attached hereto on the dates shown on such schedule (subject to the terms hereof).
This Subordinated Note shall be due and payable on the Trust Termination Date, but may be prepaid at any time without premium. Capitalized terms used herein without definition shall have the meanings set forth in the Definitions List, dated as of November 16, 1993, 1993 that refers to the Sale and Servicing Agreement, dated as of November 16, 1993 (as amended, supplemented, or otherwise modified from time to time, the "Sale and Servicing Agreement"), between Finco and the Hospital. This Subordinated Note is subject to the terms and conditions of the Sale and Servicing Agreement.

          Finco further promises to pay interest on the unpaid principal hereof from the dates specified in the schedule attached hereto at the annual fixed rate or rates specified therein (but only on a subordinated basis and to the extent of Available Cash from time to time) and payable on each anniversary of the date of this Subordinated Note to the extent funds are available therefor (subject to the terms hereof) until such principal shall have been paid in full; provided, however, that the interest rate or rates shall not be in excess of the Base Rate applicable from time to time.

          All payments of principal hereof and interest hereon shall be made in Dollars and in immediately available funds.

          The Hospital agrees that it shall not sell, transfer, assign, negotiate or pledge its rights under this Subordinated Note to any third party; provided that if the Hospital shall cease to be a Subsidiary of UHS, the Hospital shall assign this Subordinated Note to another Hospital or to UHS.

          Notwithstanding any provision to the contrary in this Subordinated Note or elsewhere, no demand for the payment of principal or interest may be made hereunder, no principal or interest shall be due with respect hereto and the Hospital shall have no claim for the payment of any principal or interest, except to the extent that Finco, pursuant to the terms and conditions of the Pooling Agreement, holds and owns cash ("Available Cash") free and clear of any lien, claim, encumbrance or obligation to make payments under the Sale and Servicing Agreement, and free and clear of any lien, claim, encumbrance or obligation under any similar agreement hereafter entered into by Finco including, without limitation, to the extent provided under the terms of the Pooling Agreement and in any event only to the extent such payments are provided for in the Pooling Agreement.

          The Hospital understands and agrees that the obligations of Finco under this Subordinated Note are subordinated in right of payment to the prior payment in full of the Participations and all of the other obligations of Finco under the Finco Documents.

          The Hospital further understands that the Hospital shall have no recourse to any assets or property of Finco or any assignee thereof other than Available Cash and further agrees that in the event of any assignment for the benefit of creditors, marshalling of assets dissolution, winding up or liquidation of Finco, whether voluntary or involuntary, in bankruptcy or insolvency or other similar proceedings, the obligations of Finco to pay principal and interest on this Subordinated Note shall remain fully subordinated and may not be accelerated, claimed or proved.

          In the event that, notwithstanding the foregoing provision prohibiting such payment or distribution, the Hospital shall receive any payment or distribution on this Subordinated Note from any source other than Available Cash, such payment shall be received and held in trust by the Hospital for the benefit of Finco and its assignees and shall be paid over to the Trustee by the Hospital.

          The Hospital covenants and agrees that prior to the date which is one year and one day after the Aggregate Capital is reduced to zero it will not institute against, or join any other Person in instituting against, Finco or Sheffield any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings under any federal or state bankruptcy or similar law.

          Finco may prepay all or any portion of this Subordinated Note on any Business Day out of Available Cash only to the extent and in the manner provided under the Pooling Agreement.

          NOTWITHSTANDING ANYTHING TO THE CONTRARY IN THIS SUBORDINATED NOTE OR ELSEWHERE, NO AMOUNTS OTHERWISE PAYABLE TO THE HOSPITAL BY FINCO UNDER THIS NOTE OR THE SALE AND SERVICING AGREEMENT SHALL BE DUE OR PAYABLE TO THE HOSPITAL IF IT IS AN EXCLUDED HOSPITAL PURSUANT TO THE SALE AND SERVICING AGREEMENT, AND NO INTEREST SHALL BE DUE OR PAYABLE ON ANY AMOUNTS OTHERWISE

DUE OR PAYABLE UNDER THIS SUBORDINATED NOTE FOR ANY PERIOD THAT THE HOSPITAL IS AN EXCLUDED HOSPITAL.

          This Subordinated Note shall be deemed to have been made under and shall be governed by and construed in accordance with the laws of the state of New York.


          IN WITNESS WHEREOF, Finco has caused this Subordinated Note to be duly executed on the date first above written.


                                   UHS RECEIVABLES CORP.



                                   By:___________________________
                                      Authorized Officer

                                                           Schedule A to
                                                           Subordinated Note


Interest Rate:  4%



           Principal          Principal      Unpaid
           Amount             Amount         Principal     Notation
Date       of Loan            Repaid         Balance       Made By

                                                  EXHIBIT B TO SALE
                                                  AND SERVICING AGREEMENT




                           FORM OF CONFIDENTIALITY AGREEMENT

                       [Letterhead of RECIPIENT of Information]



                                                  ___________ __, 199_



UHS Receivables Corp.
27292 Calle Arroyo
Suite B
San Juan Capistrano, CA 92675

Universal Health Services, Inc.
Universal Corporate Center
367 South Gulph Road
King of Prussia, PA  19406

Dear Sirs:

          Reference is made to the Sale and Servicing Agreement, dated as of November 16, 1993 (as amended from time to time, the "Sale and Servicing Agreement"), UHS Receivables Corp., a Delaware corporation (the "Transferor"), and [Hospital] (the "Hospital"), and to the pending and proposed discussions between the Transferor and [recipient] (the "Recipient") regarding [describe transaction requiring disclosure]. Unless otherwise defined herein, capitalized terms defined in the Sale and Servicing Agreement are used herein as so defined.

          Pursuant to our discussions, the Transferor hereby agrees to provide to the Recipient certain information, practices, books, correspondence, and records of a confidential nature and in which the Hospital has a proprietary interest (the "Information") on the terms and conditions set forth below. By its execution of this Agreement, the Recipient hereby agrees to all such terms and conditions.

          The Recipient hereby acknowledges that all Information received by it from the Transferor shall be regarded as confidential information and that the Information may be subject to laws, rules and regulations regarding patient confidentiality.

          The Recipient agrees that, subject to the following sentence, (i) it shall, and shall cause its employees, agents and representatives to, retain in confidence and not disclose the Information without the prior written consent of the Transferor and (ii) it will not, and will ensure that its employees, agents and representatives will not, make any use whatsoever (other than for the purposes contemplated by the Sale and Servicing Agreement and the other Operative Documents or for the enforcement of any of the rights granted thereunder) of any of the Information without the prior written consent of the Transferor. Notwithstanding the foregoing, the Recipient may (x) disclose Information to any Person that has executed and delivered a confidentiality agreement in substantially the same form as this agreement naming the Transferor and the Hospital as third party beneficiaries thereof and (y) disclose or otherwise use Information (A) to the extent that such Information is required or appropriate in any report, statement or testimony submitted to any municipal, state or federal regulatory body having or claiming to have jurisdiction over the Recipient or submitted to the National Association of Insurance Commissioners or similar organizations or their successors, (B) to the extent such Information is required in response to any summons or subpoena or in connection with any litigation, (C) to the extent that such Information is believed to be required in order to comply with any law, order, regulation or ruling applicable to the Recipient, (D) to the extent that such Information was publicly available or otherwise known to the Recipient at the time of disclosure, (E) to the extent that such Information subsequently becomes publicly available, other than through any act or omission of the Recipient or
(F) to the extent that such Information subsequently becomes known to the Recipient, other than through a Person whom the Recipient knows to be acting in violation of its obligations to the Transferor or the Hospital.

           The parties agree that any breach of this letter agreement would cause damages which cannot be determined in money and that injunction is an appropriate remedy for breach, though not necessarily the sole remedy.

          This Agreement shall inure to the benefit of the parties hereto, each of their respective successors and permitted assigns and the Hospital, and the Hospital will be deemed to be a third party beneficiary of this Agreement.

          This Agreement shall be governed by, and construed in accordance with the law of the State of New York, and may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one agreement.

          Please acknowledge your agreement to the foregoing by signing three copies of this letter agreement and returning them to the Transferor. Upon receipt of the executed letter agreement, the Transferor pursuant to the terms of the Sale and Servicing Agreement, will deliver an executed agreement to UHS and the Hospital.

                                   Very truly yours,

                                   [RECIPIENT]



                                   By:_________________________
                                      Title:

Acknowledged and Agreed:

UHS Receivables Corp.
27292 Calle Arroyo
Suite B
San Juan Capistrano, CA 92675



By:____________________________
   Title:

cc:  [Hospital Name]
     [Address]

                                                                  SCHEDULE I



                          Hospital and UHS place of business
                                   List of Insurers
                                      UCCs Filed


                 A.  Locations of Hospital and UHS place of business s

Name                                     Place of business

Universal Health Services, Inc.          367 South Gulph Road
                                         King of Prussia, PA  19406

Chalmette General Hospital, Inc.         9001 Patricia Street
                                         Chalmette, LA  70043
                                         and
                                         800 Virtue Street
                                         Chalmette, LA  70043

Dallas Family Hospital, Inc.             2929 South Hampton Road
                                         Dallas, TX  75224

Del Amo Hospital, Inc.                   23700 Camino del Sol
                                         Torrance, CA  90505

HRI Hospital, Inc.                       227 Babcock Street
                                         Brookline, NM  02146

La Amistad Residential Treatment         201 Alpine Drive
Center, Inc.                             Maitland, FL 32751

McAllen Medical Center, Inc.             301 West Expressway 83
                                         McAllen, TX  78503

Meridell Achievement Center, Inc.        Highway 29 West
                                         Liberty Hill, TX  78642
                                         and
                                         2501 Cypress Creek Road
                                         Cedar Park, TX  78613

River Oaks, Inc.                         1525 River Oaks Road West
                                         New Orleans, LA  70123

Sparks Reno Partnership, L.P.            2375 E. Prater Way
                                         Sparks, NV  89434

Turning Point Care Center, Inc.          319 East By-Pass
                                         Moultrie, GA  31768

UHS of Arkansas, Inc.                    21 BridgeWay Road
                                         North Little Rock, AR  72118

UHS of Auburn, Inc.                      20 Second Street, N.E.
                                         Auburn, WA  98002

UHS of Belmont, Inc.                     4058 West Melrose Street
                                         Chicago, IL  60641

UHS of Massachusetts, Inc.               49 Robinwood Avenue
                                         Boston, MA  02130

UHS of River Parishes, Inc.              500 Rue de Sante
                                         LaPlace, LA  70068

UHS of Shreveport, Inc.                  1130 Louisiana Avenue
                                         Shreveport, LA  71101

Universal Health Services                36485 Inland Valley Drive
of Inland Valley, Inc.                   Wildomar, CA 92395

Universal Health Services of             620 Shadow Lane
Nevada, Inc.                             Las Vegas, NV  89106

Victoria Regional Medical                101 Medical Drive
Center, Inc.                             Victoria, TX  77904

Wellington Regional Medical              10101 Forest Hill Blvd.
Center Incorporated                      West Palm Beach, FL  33414

                                  B. List of Insurers


Insurers or other third-party payors which are Obligors maintaining the ten highest average Outstanding Balances of Receivables, calculated as of August 31, 1993, on an aggregate basis for all Hospitals that are parties to any Sale and Servicing Agreement:

 1. Aetna                        $ 1,824,491          2.43%

 2. Family Health Plan HMO         1,086,921          1.45%

 3. Metropolitan                   1,013,152          1.35%

 4. Culinary HMO                     831,672          1.11%

 5. Travelers                        781,682          1.04%

 6. CIGNA                            712,905           .95%

 7. Prudential                       607,419           .81%

 8. King County HMO                  495,950           .66%

 9. CAC HMO                          374,835           .50%

10. Kaiser HMO                       365,364           .49%
                                 -----------           ----
Total Top 10                       8,094,391         10.79%

Total Financial Receivables      $74,995,728           100%
                                 ===========           ====

                                C.  UCCs Filed


Name                                      Filing Location(s)

Universal Health Services, Inc.           Secretary of the Commonwealth of
                                          Pennsylvania and Montgomery
                                          County Prothonotary's Office

Chalmette General Hospital, Inc.          Clerk of Court of Saint Bernard
                                          Parish

Dallas Family Hospital, Inc.              Secretary of State of State
                                          of Texas

Del Amo Hospital, Inc.                    Secretary of State of State
                                          of California

HRI Hospital, Inc.                        Secretary of State of State of
                                          Massachusetts and Town Clerk's
                                          Office of town of Brookline

McAllen Medical Center, Inc.              Secretary of State of State
                                          of Texas

Meridell Achievement Center, Inc.         Secretary of State of State
                                          of Texas

River Oaks, Inc.                          Clerk of Court of Jefferson
                                          Parish

Sparks Reno Partnership, L.P.             Secretary of State of State
                                          of Nevada

Turning Point Care Center, Inc.           Clerk of Superior Court of
                                          Colquitt County

UHS of Arkansas, Inc.                     Secretary of State of State of
                                          Arkansas and Clerk of Circuit
                                          Court and Ex-Officio Recorder
                                          of Pulaski County

UHS of Auburn, Inc.                       Licensing Department of State
                                          of Washington

UHS of Belmont, Inc.                      Secretary of State of State
                                          of Illinois

UHS of Maitland, Inc.                     Florida Department of State

UHS of Massachusetts, Inc.                Secretary of State of State
                                          of Massachusetts and Town Clerk's
                                          Office of town of Boston

Name                                      Filing Location(s)

UHS of River Parishes, Inc.               Clerk of Court of St. John the
                                          Baptist Parish

UHS of Shreveport, Inc.                   Clerk of Court of Caddo Parish

Universal Health Recovery                 Secretary of the Commonwealth of
Centers, Inc.                             Pennsylvania and Chester County
                                          Prothonotary's Office

Universal Health Services of              Secretary of State of State of
Inland Valley, Inc.                       California

Universal Health Services of              Secretary of State of State
Nevada, Inc.                              of Nevada

Victoria Regional Medical                 Secretary of State of State
Center, Inc.                              of Texas

Wellington Regional Medical               Florida Department of State
Center Incorporated

Westlake Medical Center, Inc.             Secretary of State of State
                                          of California

                                                                 SCHEDULE II



                  Notifications:  Accreditation and Licensing



                                   None.

                                                                 SCHEDULE III



                         Fiscal Years Open to Audit


Name of Hospital                             Years Open

Chalmette General Hospital, Inc.             1990, 1991, 1992

Dallas Family Hospital, Inc.                 1990, 1991, 1992

Del Amo Hospital, Inc.                       1991, 1992

HRI Hospital, Inc.                           1990, 1991, 1992

McAllen Medical Center, Inc.                 1990, 1991, 1992

Meridell Achievement Center, Inc.            1990, 1991, 1992

River Oaks, Inc.                             1990, 1991, 1992

Sparks Reno Partnership, L.P.                1990, 1991, 1992

Turning Point Care Center, Inc.              1990, 1991, 1992

UHS of Arkansas, Inc.                        1990, 1991, 1992

UHS of Auburn, Inc.                          1990, 1991, 1992

UHS of Belmont, Inc.                         1990, 1991, 1992

UHS of Maitland, Inc.                        1990, 1991, 1992

UHS of Massachusetts, Inc.                   1990, 1991, 1992

UHS of River Parishes, Inc.                  1990, 1991, 1992

UHS of Shreveport, Inc.                      1990, 1991, 1992

Universal Health Recovery Centers, Inc.      1990, 1991, 1992

Universal Health Services of Inland          1990, 1991, 1992
Valley, Inc.

Universal Health Services of Nevada,         1990, 1991, 1992
Inc.

Victoria Regional Medical Center, Inc.       1990, 1991, 1992

Wellington Regional Medical Center           1990, 1991, 1992
Incorporated

Westlake Medical Center, Inc.                1990, 1991, 1992

                                                                  SCHEDULE IV


                   Governmental Programs for which the Hospital
                               is a Qualified Provider

==============================================================================
Governmental Program                     Hospitals Qualified
- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

- -------------------------------------    -------------------------------------

==============================================================================

                                                                   SCHEDULE V



                          Location and Identification of
                         Hospital Concentration Accounts


Name of Hospital                 Bank                   Account Number

Chalmette General Hospital, Inc. Hibernia National        8122-2924-9
                                 Bank

UHS of De La Ronde, Inc.         Hibernia National        8122-2925-7
                                 Bank

Dallas Family Hospital, Inc.     Bank One -- Texas      9830-10-741-7

Del Amo Hospital, Inc.           Bank of America         1233-4-57852

HRI Hospital, Inc.               First National             503-11965
                                 Bank of Boston

McAllen Medical Center, Inc.     Texas Commerce          0960-0370185
                                 Bank

Meridell Achievement Center, Inc.Bank One -- Texas       75-0025-5968

River Oaks, Inc.                 Hibernia National        8122-2923-0
                                 Bank

Sparks Reno Partnership, L.P.    Bank of America           47-0012378

Turning Point Care Center, Inc.  Moultrie National      01-41110-1-01
                                 Bank

UHS of Arkansas, Inc.            First Commercial             0657433
                                 Bank

UHS of Auburn, Inc.              Seafirst                    62269519

UHS of Belmont, Inc.             Park National                16-5301
                                 Bank

UHS of Maitland, Inc.            Nationsbank of            0088376877
                                 Florida

UHS of Massachusetts, Inc.       First National             503-52636
                                 Bank of Boston

UHS of River Parishes, Inc.      Bank of La Place           01-0622-4

UHS of Shreveport, Inc.          Hibernia National          762001756
                                 Bank

Universal Health Recovery        First Fidelity            4004517290
Centers, Inc.                    Bank

Universal Health Services of     Bank of America         1233-2-56080
Inland Valley, Inc.

Universal Health Services of     Bank of America          01-212-2036
Nevada, Inc.

Victoria Regional Medical        Victoria Bank &           5101017337
Center, Inc.                     Trust

Wellington Regional Medical      Sun Bank South       0629-002-005381
Center Incorporated              Florida N.A.

Westlake Medical Center, Inc.    Bank of America         1233-9-56195

- ------------------------------------------------------------------------------


                               DEFINITIONS LIST


                                  dated as of


                               November 16, 1993


- ------------------------------------------------------------------------------

                               DEFINITIONS LIST


          The capitalized terms used herein and in the documents listed below shall have the meanings set forth in this Definitions List.

     1. Each of the Sale and Servicing Agreements (each as amended, supplemented or otherwise modified from time to time, a "Sale and Servicing Agreement"), in each case between a Hospital and Finco.

     2. The Servicing Agreement, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, the "Servicing Agreement"), among Finco, UHS Delaware, as Servicer, and the Trustee.

     3. The Pooling Agreement, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, the "Pooling Agreement"), among Finco, ONC, Sheffield and the Trustee.

     4. The Guarantee, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, "Guarantee"), executed by UHS in favor of Finco and the Trustee.

     5. The Conditions List, dated as of November 16, 1993 (the "Conditions List"), incorporated by reference in certain of the above documents.

          Accounting Terms - As used in this Definitions List and in all documents incorporating this Definitions List, all accounting terms not otherwise defined shall have the meanings assigned to them under GAAP as in effect at the time of the relevant determination.

          Other Definitional Provisions - References to "Sections," "Subsections," "Paragraphs," "Subparagraphs," "Appendices," "Recitals" and "Exhibits" shall be to Sections Subsections, Paragraphs, Subparagraphs, Appendices, Recitals and Exhibits of the document in which such references appear unless otherwise specifically provided. Any of the terms defined in this Definitions List may be used in singular or plural form. As used herein, the singular includes the plural, and the masculine gender includes the feminine and neuter genders, and vice versa, unless the context otherwise requires. Except as otherwise provided herein or in any document incorporating this Definitions List, references to any document or instrument are as amended or supplemented or otherwise modified from time to time in accordance with the terms and conditions of such document. The words "hereof," "herein" and "hereunder" and words of similar import when used in any document incorporating this Definitions List shall refer to such document as a whole and not to any particular provision of such document.

          Acceleration Event: As defined in Section 10.1(h) of the Pooling Agreement.

          Actual Contractual Adjustment: With respect to each Purchased Receivable, at the time of reference thereto, the amount by which the payment due from the Obligor of such Purchased Receivable is less than the gross amount chargeable by the relevant Hospital for the goods or services reflected on the invoice relating to such Purchased Receivable. The amount due from the Obligor shall be determined for each payor class and for each Hospital and shall result in an amount due which is no greater than the amount of revenue (net of contractual adjustments) which would be reflected in respect of such Receivable for purposes of the consolidated financial statements of UHS and its Subsidiaries. To the extent that a Financible Receivable reflects a discount in excess of the discount which would be reflected in the determination of revenue, such excess shall be a Deleted Receivable.

          Additional Account: Any lockbox account established by the Trustee, as permitted by Section 7.8 of the Pooling Agreement or Section 3.7 of the Servicing Agreement.

          Adjusted Aggregate Capital: At any time, the sum of the Adjusted TRIPs Capital and the Adjusted Sheffield Capital.

          Adjusted Eurodollar Rate: With respect to any Sheffield Tranche for any Fixed Period, an interest rate per annum equal to (a) 1-1/4% plus (b) the Reference Rate for that Fixed Period.

          Adjusted Sheffield Capital: On any date, the Sheffield Capital on such date minus all funds on deposit in the Sheffield Payment Account on such date (other than funds to be used for payment of Sheffield Yield).

          Adjusted TRIPs Capital: On any date, the TRIPs Capital on such date minus the amount of all funds on deposit in the TRIPs Payment Account on such date (other than funds to be used for payment of TRIPs Yield or the Make-Whole Payment Amount).

          Affiliate: As to any specified Person, any other Person controlling or controlled by or under common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" or "controlled" have meanings correlative to the foregoing.

          Aggregate Blue Cross/Blue Shield: Collectively, Preferred Blue Cross Blue Shield and Other Blue Cross/Blue Shield.

          Aggregate Capital: At any time, the sum of the TRIPs Capital and the Sheffield Capital at such time.

          Aggregate Insurers/HMOs/PPOs:  Collectively, Preferred
Insurers/HMOs/PPOs and Other Insurers/HMOs/PPOs.

          Allocable Sheffield Capital: With respect to any Business Day during the Sheffield Revolving Period, the Adjusted Sheffield Capital on the preceding Business Day, and with respect to any Business Day during the Sheffield Amortization Period, the Adjusted Sheffield Capital on the last day of the Sheffield Revolving Period.

          Allocable TRIPs Capital: With respect to any Business Day during the Adjusted TRIPs Revolving Period, the Sheffield TRIPs Capital on the preceding Business Day, and with respect to any Business Day during the TRIPs Amortization Period, the Adjusted TRIPs Capital on the last day of the TRIPs Revolving Period.

          Alternative Rate: For any Fixed Period with respect to any Sheffield Tranche, an interest rate per annum equal to the Adjusted Eurodollar Rate or the Base Rate, as Finco shall select in accordance with the terms of the Pooling Agreement; provided, however, that the "Alternative Rate" for any Sheffield Tranche shall be the Base Rate if (i) on or before the first day of such Fixed Period, the Liquidity Agent shall have notified Sheffield that a Eurodollar Disruption Event has occurred, (ii) such Fixed Period is a period of from one to 29 days or (iii) the Sheffield Capital allocated to such Sheffield Tranche is less than $100,000.

          AOA: The American Osteopathic Association, and any successor thereto.

          Applicable Contractual Adjustment: With respect to each Purchased Receivable, the amount which the Servicer estimates, to the best of its knowledge in accordance with the Credit and Collection Policy, on the basis of the payor class of the Obligor and the Hospital originating such Receivable, to be the Actual Contractual Adjustment which will be applicable to such Purchased Receivable.

          Assigned Agreements: Each Sale and Servicing Agreement, the Servicing Agreement, the Pooling Agreement and the Guarantee.

          Assignors:  Each of the Hospitals, UHS, Finco and the Servicer.

          Audit:  As defined in Section 7.2 of each Sale and Servicing
Agreement.

          Authorized Officer: (i) With respect to the Trustee, any officer within its corporate trust office, including any Vice President, Assistant Vice President, Secretary, Assistant Secretary, Trust Officer and any other officer of the Trustee customarily performing functions similar to those customarily performed by any of the above designated officers, and also, with respect to a particular matter, any other officer of the Trustee to whom such matter is referred because of such officer's knowledge of, or familiarity with, the particular subject and (ii) with respect to any party to any Operative Document, each officer whose name appears in an officers' certificate delivered by such party on the Initial Closing Date, as such officers' certificate may be amended from time to time.

          Available Cash Collections: On any date, the portion of Collections actually received in the Collateral Account in the form of immediately available funds pursuant to the terms of the Operative Documents.

          Average Financible Turnover Period: As of any Settlement Date, a number, calculated as of the last day of the fiscal month immediately preceding such Settlement Date (such date, the "Reference Date"), equal to (a) the sum, for each Aging Category (as defined below) of the product of (i) the aggregate Outstanding Balance of all Financible Receivables in such Aging Category as of the Reference Date and (ii) the number designated below as the "Midpoint" applicable to such Aging Category, as specified below, divided by
(b) the total Outstanding Balance of Financible Receivables as of the Reference Date. For purposes of this definition "Aging Category" shall mean, as of the Reference Date, any of the five categories of Financible Receivables for which the number of days which have elapsed since the date on which Financible Receivables in such category were first billed is as set forth below:

Number of Days Elapsed Since Date of Billing            Midpoint

1.  More than zero days but not more than 60 days.          30

2.  More than 60 days but not more than 90 days.            75

3.  More than 90 days but not more than 120 days.          105

4.  More than 120 days but not more than 150 days.         135

5.  More than 150 days but not more than 180 days.         165

          Average Pool Turnover Period: On any day during any Settlement Period, (i) the aggregate Outstanding Balance of all Purchased Receivables as of the last day of the preceding Settlement Period divided by (ii) the daily average amount of

Purchased Receivables purchased by Finco during such preceding Settlement
Period.

          Average Sheffield Yield Rate: On any day during any Settlement Period, the daily weighted average Sheffield Yield Rate for all Sheffield Tranches outstanding during the immediately preceding Settlement Period.

          Barclays:  Barclays Bank PLC, New York Branch.

          Base Rate: As of any day, a fluctuating interest rate per annum equal to the higher of (a) the rate of interest announced publicly by Barclays in New York, New York from time to time as Barclays' prime rate in effect on such date and (b) 1% above the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by Barclays from three Federal funds brokers of recognized standing selected by it.

          Borrowing Base: On any date, (a) all cash and Permitted Investments held in the Collateral Account, any sub-account thereof, other than the TRIPs Interest Sub-account, the Sheffield Interest Sub-account or the Expense Sub-account (exclusive of Collections that have not been identified as to Receivables), and any Other Account plus (b) the Financible Pool Balance minus
(c) the Loss Reserves minus (d) the Yield Reserves minus (e) the Fee/Expense Reserves minus (f) if the Call Option has been exercised, the excess of the Make-Whole Estimated Amount over the TRIPs Make-Whole Funds; provided, however, that during the TRIPs Amortization Period or the Sheffield Amortization Period, for purposes of calculating any of the reserves set forth in clauses (c), (d) and (f), the TRIPs Capital or the Sheffield Capital, as the case may be, on the last day of the applicable Revolving Period, rather than the Capital on the date of calculation, shall be used to make the related reserve calculation.

          Business Day: A day of the year on which (a) banks in New York, New York or Chicago, Illinois are not required or authorized to close and (b) if the term "Business Day" is used in connection with the Adjusted Eurodollar Rate, dealings in dollar deposits are carried on in the London interbank market.

          Call Date:  As defined in Section 2.14 of the Pooling Agreement.

          Call Option:  As defined in Section 2.14 of the Pooling Agreement.

          Champus: The Civilian Health and Medical Program of the Uniformed Services, 32 C.F.R. 199, jointly administered by the Secretary of Defense, the Secretary of Transportation and HHS, as the same may be amended from time to time.

          Champus Receivable: A Receivable of which the Obligor is the United States and which arises out of charges reimbursable to a Hospital under Champus.

          Change of Control: As to any specified Person, a Change of Control shall be deemed to have occurred if, at any time after the Initial Closing Date, (i) a majority of the board of directors or other managers of such specified Person shall have first become a director or other manager during the preceding twelve months or (ii) any other Person or group of Persons has during the preceding twelve months acquired or increased its ownership interest in such Person so that it owns, directly or indirectly, 50% or more of such specified Person's stock ordinarily having voting power for the election of directors.

          Code: The United States Internal Revenue Code of 1986, as the same may be amended from time to time.

          Collateral Account: An account established under Section 7.1(a) of the Pooling Agreement, including all sub-accounts thereof established from time to time pursuant to the Pooling Agreement.

          Collections: All amounts due and owing on Purchased Receivables that either (a) have been collected in available funds by any Hospital or by the Servicer, Finco or the Trustee for deposit into the related Hospital Concentration Account or the Master Receivables Account in accordance with the terms of the Sale and Servicing Agreements or (b) have been posted as received by the Servicer pursuant to the Credit and Collection Policy but have not yet become available funds; provided, however, that amounts collected on Purchased Receivables that are not Financible Receivables shall be deemed to be "Collections" only upon satisfaction of clause (b) above.

          Commercial Paper or Commercial Paper Note: The short-term promissory notes of Sheffield and issued to fund the maintenance of the Sheffield Participation under the Pooling Agreement, which promissory notes shall be denominated in Dollars and shall have a maturity of not more than 120 days.

          Commonly-Controlled Entity: As to any Person, a Person, whether or not incorporated, which is under common control with such Person within the meaning of Section 4001 of ERISA or is part of a group which includes such Person and which is treated as a single employer under Section 414 of the Code.

          Concentration Limit: On any date of determination and when used with reference to Eligible Receivables of a specified type held by Finco and in which the Participants have acquired the Participations, the following applicable percentage of the aggregate Outstanding Balance of all Eligible Receivables so held by Finco represented by such type of Eligible Receivables, after giving effect to any purchases by Finco of Eligible Receivables to be effected on such date:

          Obligor

          Medicare                                          40%
          Medicaid                                          10%
          Preferred Blue Cross/Blue Shield                  10%
          Aggregate Blue Cross/Blue Shield                  10%
          Aggregate Insurers/HMOs/PPOs                      60%
          Champus                                            7%
          Worker's Compensation                             10%
          Preferred Insurer/HMO/PPO                         7%
          Other Blue Cross/Blue Shield                      1%
          Other Insurer/HMO/PPO                             1%

          Concentration Limit Excess: On any date of determination, the portion of the Outstanding Balance of Eligible Receivables (or portions thereof) as of the last day of the immediately preceding Settlement Period that exceeded the Concentration Limits.

          Conditions List:  As defined on the first page hereof.

          Confirmation: Each acknowledgement or notice of receipt of or agreement in respect of a related Notice of Assignment which is required to be delivered by or received from the recipient of such Notice of Assignment to any Hospital pursuant to Section 5.3 of the Pooling Agreement.

          Continental: Continental Bank, National Association, a national banking association.

          Cost of Funds: In any Settlement Period, and for any Purchased Receivable of any Hospital purchased by Finco on any Purchase Date, the product of (i) the Average Pool Turnover Period then in effect times (ii) the Outstanding Balance of such Purchased Receivable times (iii) the Base Rate plus 1% divided by 365.

          CP Holders: The holders from time to time of Outstanding Commercial Paper Notes.

          CP Rate: For any Fixed Period, with respect to any Sheffield Tranche, the rate equivalent to the rate (or if more than one rate, the weighted average of the rates) at which Commercial Paper Notes issued by Sheffield having a term equal to such Fixed Period and to be issued to fund the acquisition or maintenance of, such Sheffield Tranche may be sold by the commercial paper dealer or placement agent selected by Sheffield, as agreed between each such agent or dealer and Sheffield and notified by Sheffield to the Trustee; provided, however, that if the rate (or rates) as agreed between any such agent or dealer and Sheffield is a discount rate (or rates), the "CP Rate" for such Fixed Period shall be the rate (or if more than one rate, the weighted average of the rates) resulting from converting such discount rate (or rates), including the portion of such discount representing dealers' fees, to an interest-bearing equivalent rate per annum.

          Credit and Collection Policy: Those credit and collection policies and practices of UHS and the Servicer relating to Receivables in existence on the date hereof and attached hereto as Exhibit B, as modified in compliance with Section 4.3(k) of each Sale and Servicing Agreement and 3.1(k) of the Servicing Agreement.

          Daily Program Expense Amount: On any Business Day, 105% of (a) the Monthly Program Expense Amount divided by (b) the number of days in the current Settlement Period.

          Daily Sheffield Expense Amount: On any Business Day, 105% of (a) the Monthly Sheffield Expense Amount divided by (b) the number of days in the current Settlement Period.

          Daily TRIPs Expense Amount: On any Business Day, 105% of (a) the Monthly TRIPs Expense Amount divided by (b) the number of days in the current Settlement Period.

          Debt:  Of a Person at a particular date, the sum at such date of
(i) indebtedness for borrowed money or for the deferred purchase price of property or services, (ii) obligations as lessee under leases which shall have been or should be, in accordance with GAAP, recorded as capital leases,
(iii) obligations under direct or indirect guarantees in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clause (i) or (ii) above and
(iv) liabilities in respect of unfunded vested benefits under any Plan.

          Decrease:  As defined in Section 2.6(b) of the Pooling Agreement.

          Deficiency Notice: A notice from any Governmental Authority to UHS or any Subsidiary thereof indicating that UHS or such Subsidiary is required to pay any amounts to such Governmental Authority, to the extent that the failure to pay such amount would, in accordance with applicable law, result in the offset by any Obligor of any amount owed to UHS or any Subsidiary under any Receivable.

          Defaulted Receivable: Any Receivable as to which the Servicer believes, in its good faith judgment, all amounts due thereunder are not or would not be ultimately recoverable because of the bankruptcy, insolvency or poor credit quality of the Obligor.

          Deleted Receivable: Any Eligible Receivable or portion thereof designated by the Servicer pursuant to Section 3.6 of the Servicing Agreement to be excluded from the pool of Financible Receivables.

          Delinquency Ratio: With respect to any Settlement Period, a fraction, the numerator of which is the Outstanding Balance of Financible Receivables which were Delinquent Receivables on the last day or the immediately preceding Settlement Period and the denominator of which is the Outstanding Balance of Financible Receivables as of the last day of the immediately preceding Settlement Period.

          Delinquent Receivable: As to any date of determination, any Receivable as to which all amounts due and payable thereunder have not been paid and in respect of which the date on which such Receivable was first billed occurred more than 120 days but less than 181 days prior to such date of determination.

          Deposited Funds: All funds at any time, and from time to time, on deposit or otherwise to the credit of the Collateral Account or any Other Account, including, without limitation, all Permitted Investments.

          Dollars and $:  Lawful money of the United States of America.

          Early Amortization Event: As defined in Section 10.1 of the Pooling Agreement.

          Eligible Institution: Any depositary institution or trust company organized under the laws of the United States of America or any state thereof or the District of Columbia; provided that each such institution shall be a member of the FDIC and shall maintain at all times a long-term unsecured debt rating of A or better by Moody's and S&P; provided that Continental shall be an Eligible Institution so long as it either has a rating for its long-term deposits of at least Baa3 from Moody's and at least BBB- from S&P or is otherwise acceptable to the Rating Agencies.

          Eligible Pool Balance: At any date of determination, (a) the Outstanding Balance of all Eligible Receivables in the Receivables Pool minus
(b) the Offset Reserves.

          Eligible Receivable: On any date, each Receivable other than any Self-pay Receivable, (a) as to which the Obligor is not an Obligor on any

Defaulted Receivable, (b) (i) as to which on the Purchase Date of such Receivable each representation and warranty of the Hospital made under Sections 4.1(d), 4.1(e) and 4.2 of the related Sale and Servicing Agreement and Section 4.2 of the Pooling Agreement is true and correct and (ii) which, on each date after the related Purchase Date, satisfies all of the criteria set forth in Sections 4.1(d), 4.1(e), 4.2(a) through 4.2(f), 4.2(h) and 4.2(i) of the related Sale and Servicing Agreement and Sections 4.2(a) through (h), 4.2(j) and 4.2(k) of the Pooling Agreement, (c) as to which every covenant of the Hospital under the Sale and Servicing Agreement shall have been complied with in all material respects, (d) which is not an Uncollectible Receivable,
(e) the Obligor of which is located in the United States and is not an affiliate of UHS, (f) which is denominated and payable in United States Dollars in the United States, (g) which is in full force and effect and constitutes the legal, valid and binding obligation of the Obligor in accordance with its terms, (h) which is not subject to any dispute, counterclaim or defense, or any offset other or greater than the Applicable Contractual Adjustment, (i) which is not an Excluded Receivable, (j) which is not a Receivable as to which the Obligor thereof has a guarantee thereof, a letter of credit providing credit support therefor or collateral security therefor unless such guarantee, letter of credit or collateral security shall have been assigned to Finco and the Interested Parties and such guarantee, letter of credit or collateral security is not to Finco's knowledge subject to any Lien in favor of any other Person and (k) which, as of the Payment Date, arose under an invoice (i) delivered to the Obligor within [15] days after the date of discharge of the patient to whose account such Receivable related and
(ii) with respect to which the goods or services billed under such invoice were not previously billed to any other third party payor.

          ERISA: The Employee Retirement Income Security Act of 1974, as amended.

          Eurocurrency Liabilities: As defined in Regulation D of the Board of governors of the Federal Reserve System, as in effect from time to time.

          Eurodollar Disruption Event: With respect to any Sheffield Tranche for any Fixed Period, any of the following: (i) a determination by Sheffield that it would be contrary to law or to the directive of any central bank or other Governmental Authority (whether or not having the force of law) to obtain United States Dollars in the London interbank market for the acquisition or maintenance of such Sheffield Tranche for such Fixed Period,
(ii) the failure of the Barclays to furnish timely information for purposes of determining the Adjusted Eurodollar Rate, (iii) a determination by Sheffield that the rate at which deposits of United States Dollars are being offered to Sheffield in the London interbank market does not accurately reflect the cost to Sheffield of funding its acquisition or maintenance of such Sheffield

Tranche for such Fixed Period or (iv) the inability of Sheffield to obtain United States Dollars in the London interbank market to fund its acquisition of such Sheffield Tranche for such Fixed Period.

          Eurodollar Reserve Percentage: For any Fixed Period for any Sheffield Tranche, the reserve percentage applicable during such Fixed Period (or, if more than one such percentage shall be so applicable, the daily average of such percentages for those days in such Fixed Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for Barclays with respect to liabilities or assets consisting of or including Eurocurrency Liabilities having a term equal to such Fixed Period.

          Exchange Act: The Securities Exchange Act of 1934, as amended from time to time.

          Excluded Hospital: Any Hospital as to which an Exclusion Event has occurred and as to which Finco has exercised the remedies available to it under Section 6.3(a) of the related Sale and Servicing Agreement.

          Excluded Receivable: Any Receivable purchased from an Excluded Hospital as to which Finco has exercised on the related Purchase Date its non-exclusive remedy, under Section 6.3(a)(ii) of the related Sale and Servicing Agreement, that no such Purchased Receivable shall be an Eligible Receivable.

          Exclusion Event: As defined in Section 6.1 of each Sale and Servicing Agreement.

          Expense Sub-account: A sub-account of the Collateral Account established pursuant to Section 7.1(a) of the Pooling Agreement.

          Face Amount: With respect to the Commercial Paper Notes, the face amount of any Commercial Paper Note issued on a discount basis and the principal amount of, plus the amount of all interest stated to accrue thereon to the stated maturity date of, any Commercial Paper Note issued on an interest-bearing basis and, with respect to any TRIP, the principal amount of such TRIP.

          Fee/Expense Reserves: At any date of determination, (a) (i) 105% of the amount of all liabilities of Finco (other than any Capital of or Yield on the Participations) accrued as of such date pursuant to the Operative Documents, including, without limitation, liabilities in respect of the Servicing Fee and all other liabilities included in the calculation of the Monthly Program Expense Amount, the Monthly Sheffield Expense Amount and the Monthly TRIPs Expense Amount minus (ii) the amount on deposit in the Expense

Sub-account on such date plus (without duplication) (b) 105% of the amount budgeted to accrue in respect of such liabilities during a period equal to the Average Financible Turnover Period.

          Final Sheffield Maturity Date: The Transfer Date occurring 12 months after the Sheffield Termination Date.

          Final TRIPs Maturity Date: The Transfer Date occurring 12 months after the TRIPs Termination Date.

          Financible Pool Balance: At any date of determination, (a) the Outstanding Balance of all Financible Receivables in the Receivables Pool minus (b) the Offset Reserves and minus (c) the Concentration Limit Excess.

          Financible Receivables: At any time, all Eligible Receivables, other than all Deleted Receivables.

          Finco Documents: The collective reference to the Sale and Servicing Agreements, the Servicing Agreement, the Pooling Agreement, the Security Filings in favor of the Trustee and any other agreement or instrument related to any of the foregoing.

          Finco Transferred Property: All of Finco's right, title and interest in and to the Assigned Agreements and any documents or instruments delivered in connection therewith.

          Finco:  UHS Receivables Corp., a Delaware corporation.

          Fixed Period: For any Sheffield Tranche, (i) if Sheffield Yield in respect thereof is computed by reference to the CP Rate, a period of 1 to and including 120 days, (ii) if Sheffield Yield in respect thereof is computed by reference to the Adjusted Eurodollar Rate, a period of one, two or three months and (iii) if Sheffield Yield in respect thereof is computed at the Base Rate, a period of 1 to and including 30 days.

          GAAP: Generally accepted accounting principles in effect from time to time in the United States.

          Governmental Authority: Any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

          Governmental Receivables: With respect to each Hospital, the Receivables of such Hospital which, consistent with UHS's past accounting practice, are initially classified as (i) Medicare Receivables, (ii) Medicaid Receivables or (iii) Champus Receivables.

          Guarantee:  As defined on the first page hereof.

          Guaranteed Parties: The collective reference to the Hospitals and UHS Delaware.

          HCFA: The Health Care Finance Administration, a division of HHS, and any successor thereof.

          HHS: The United States Department of Health and Human Services, or the Secretary thereof, as the context may require, and successors thereof.

          Hospital: any hospital or other health care institution which enters into a Sale and Servicing Agreement with Finco, initially as listed on Exhibit A hereto.

          Hospital Concentration Account: The account or sub-account maintained by each Hospital in the name of such Hospital in accordance with the terms of Section 5.5 of the respective Sale and Servicing Agreements.

          Hospital Documents: The collective reference, as to each Hospital, to the related Sale and Servicing Agreement, the Security Filings executed on behalf of the Hospital in favor of Finco and the Trustee, and any other agreement or instrument related to any of the foregoing.

          Hospital Repurchase Price: With respect to any Receivable, the Purchase Price of such Receivable less any amounts collected or received by Finco with respect to such Receivable plus interest at the rate equal to the Base Rate plus 1% on the Purchase Price from the Purchase Date of such Receivable to the Repurchase Date.

          Increase:  As defined in Section 2.6 of the Pooling Agreement.

          Increase Amount: The amount designated as the Increase Amount in the notice delivered by Finco pursuant to Section 2.6 of the Pooling Agreement and paid to Finco by Sheffield on any Business Day in payment for any Increase.

          Indemnified Amounts: As defined pursuant to each related Operative Document.

          Initial Closing Date: The date on which all conditions precedent contained in the Conditions List are first satisfied or waived.

          Initial Sheffield Capital: The amount specified as the Initial Sheffield Capital in the notice delivered to Sheffield by Finco, and paid to Finco by Sheffield on the Initial Closing Date in respect of the Initial Sheffield Purchase, pursuant to Section 2.5(a) of the Pooling Agreement.

          Initial Sheffield Purchase: As defined in Section 2.5(a) of the Pooling Agreement.

          Initial TRIPs Capital: The amount paid to Finco on the TRIPs Closing Date by all TRIPs Holders in respect of their purchases of the TRIPs Participations pursuant to Section 2.5(b) of the Pooling Agreement.

          Insolvency: With respect to any Multiemployer Plan, the condition that such Plan is insolvent within the meaning of Section 4245 of ERISA.

          Insolvent:  Pertaining to a condition of Insolvency.

          Interested Parties: The collective reference to the Participants, the Trustee, the Liquidity Agent and the Program Bank.

          Investment Company Act: The Investment Company Act of 1940, as amended from time to time.

          JCAHO: The Joint Commission on the Accreditation of Healthcare Organizations, and any successor thereto.

          Lenders: The collective reference to the Liquidity Agent, the Liquidity Banks, the Program Bank, Barclays (in its capacity as lender under the Stub Loan) and their respective successors.

          Lien: Any lien, mortgage, security interest, pledge, charge, equity, encumbrance or right of any kind whatsoever.

          Liquidation Date: The earlier to occur of (a) the fifteenth day preceding the Scheduled Liquidity Commitment Termination Date (as defined in the Liquidity Agreement) and (b) the date of the termination in whole of the commitments of the Liquidity Banks under the Liquidity Agreement.

          Liquidity Agent: Barclays, in its capacity as Liquidity Agent under the Liquidity Agreement, and its successors in such capacity.

          Liquidity Agreement: The Liquidity Agreement, dated as of November 16, 1993, among Sheffield, the Liquidity Agent and the Liquidity Banks, as the same may be amended, supplemented or otherwise modified from time to time.

          Liquidity Bank: Each bank or other financial institution providing liquidity support for the Sheffield Participation pursuant to the Liquidity Agreement.

          Liquidity Loan: An advance made by the Liquidity Banks to Sheffield pursuant to the Liquidity Agreement in order to pay maturing Commercial Paper or maintain the level of the Sheffield Participation.

          Loans: The collective reference to Liquidity Loans, Program Loans and Stub Loans.

          Loss Factor: For any Settlement Period, the percentage equivalent of the greater of (a) .15 and (b) three times the average Loss-to-Liquidation Ratio for the three immediately preceding Settlement Periods.

          Loss Reserves:  On any date, the product of (a) the Loss Factor and
(b) the Aggregate Capital on such date.

          Loss-to-Liquidation Ratio: With respect to any Settlement Period, the percentage equivalent of a fraction, (a) the numerator of which is the sum of (i) the amount of Receivables which were included as Financible Receivables and which became Uncollectible Receivables during such Settlement Period (including any such Uncollectible Receivables which were repurchased pursuant to Section 4.4 of the applicable Sale and Servicing Agreement) and (ii) the aggregate of the Uncollectible Amounts which arose during such Settlement Period with respect to Receivables which were included as Financible Receivables during such Settlement Period (including any such Uncollectible Amounts reimbursed pursuant to Section 4.4 of the Applicable Sale and Servicing Agreement) and (b) the denominator of which is the aggregate amount of Collections during such Settlement Period.

          Make-Whole Estimated Amount: An amount equal to the present value, discounted, at an interest rate equal to 1/2 of 1% above the interest rate set forth in H.15(519) on the date the Call Option is exercised as the interest rate on United States Treasury securities having a maturity date of the Scheduled TRIPs Termination Date (such rate, the "Estimated Comparison Rate"), from the period from the Call Date to the Scheduled TRIPs Termination Date, of
(a) the TRIPs Capital on such date times (b) the excess of (i) the TRIPs Yield Rate over (ii) the Estimated Comparison Rate.

          Make-Whole Payment Amount: With respect to any repayment of TRIPs Capital on any Transfer Date following the Call Date, an amount equal to the present value, discounted in accordance with standard financial practices, at an interest rate equal to 1/2 of 1% above the interest rate set forth in the Federal Reserve Board publication H.15(519) on the last day of the immediately preceding Settlement Period as the interest rate on United States Treasury securities having a maturity date of the Scheduled TRIPs Termination Date or determined by linear interpolation therefrom (such rate, the "Actual Comparison Rate"), from the period from such Transfer Date to the Scheduled TRIPs Termination Date, of (a) the TRIPs Capital being repaid on such date times (b) the excess of (i) the TRIPs Yield Rate over (ii) the Actual Comparison Rate.

          Managing Agent: Barclays, in its capacity as managing agent or administrative agent for Sheffield.

          Master Receivables Account: As defined in Section 3.7 of the Servicing Agreement.

          Maximum Aggregate Capital.  $85,000,000.

          Maximum Sheffield Capital: $25,000,000, as such amount may be increased from time to time in accordance with Section 2.13 of the Pooling Agreement.

          Maximum TRIPs Capital:  $50,000,000.

          Medicaid: In any state, the hospital insurance program created by that state's statutes in accordance with Title XIX of the Social Security Act.

          Medicaid Receivable: With respect to any state, a Receivable of which the Obligor is the state and, to the extent provided by law, the United States, acting through the state Medicaid agency, and which arises out of charges properly reimbursable to a Hospital under Medicaid.

          Medicare: The hospital insurance program created by Part A of Title XVIII of the Social Security Act.

          Medicare Receivable: A Receivable of which the Obligor is the United States and which arises out of charges reimbursable to a Hospital under Medicare.

          Monthly Program Expense Amount: With respect to each Settlement Period, the following fees and expenses payable by Finco during such Settlement Period and to be paid pursuant to Section 7.3(a) of the Pooling Agreement on the subsequent Transfer Date:

            (i)   the Servicing Fee;

           (iv)   all Indemnified Amounts; and

            (v) all other fees (all of which fees shall have been agreed to by Finco prior to the Initial Closing Date), costs, expenses and indemnities payable by Finco, the Participants or any other party to the Operative Documents other than those fees, costs and expenses to be payable out of the Servicing Fee or included in the Monthly Sheffield Expense Amount or the Monthly TRIPs Expense Amount.

          Monthly Sheffield Expense Amount: With respect to each Settlement Period, all fees (all of which fees shall have been agreed to by Finco prior to the Initial Closing Date) and expenses payable by Finco during such Settlement Period (other than Sheffield Yield) solely in connection with the issuance and administration of the Commercial Paper Notes, including all commitment fees and other fees payable by Sheffield to the Liquidity Agent, the Liquidity Banks, the Program Bank and Barclays under the Liquidity Agreement, the Program Loan Agreement and any Stub Loan and all fees and expenses set forth in the letter dated the date hereof among Finco, UHS, Sheffield and the Placement Agent.

          Monthly TRIPs Expense Amount: With respect to each Settlement Period, all fees (which fees shall be specified in writing prior to the TRIPs Closing Date) and expenses payable by Finco during such Settlement Period (other than TRIPs Yield) solely in connection with the issuance and administration of the TRIPs.

          Moody's: Moody's Investors Service, Inc., and any successor thereof.

          Multiemployer Plan: A Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

          Non-governmental Receivables: With respect to each Hospital, the Receivables of such Hospital, other than Governmental Receivables, together with any and all rights to receive payments due thereon, and all proceeds thereof in any way derived, whether directly or indirectly.

          Non-qualifying Receivable: Any Receivable as to which any representation or warranty set forth in Section 4.1(d) or (e) or 4.2 of the related Sale and Servicing Agreement is not true and correct on the related Purchase Date.

          Notice of Assignment: Each notice of assignment delivered by or on behalf of any Hospital to any insurer or third party intermediary that is an Obligor on such Hospital's Receivables pursuant to the Conditions List and
Section 5.3 of the Pooling Agreement, which notice of assignment shall notify such Obligor of the assignment of the Permitted Interests and, to the extent required by Section 5.3 of the Pooling Agreement, request such Obligor to consent to such assignment.

          Notice Review Date: The date 90 days after the Initial Closing Date or such other date determined pursuant to Section 5.3(b) of the Pooling Agreement.

          Obligations:  As defined in Paragraph 1 of the Guarantee.

          Obligor:  Each Person who is indebted on a Receivable.

          Offset Reserves: On any date, the sum of (a) $1,000,000, (b) an amount determined as of the last day of the preceding Settlement Period to be equal to the unpaid portion, as reflected in all audited periodic cost reports filed by all Hospitals with the appropriate state and federal Governmental Authorities under the applicable Medicaid programs and with HCFA under Medicare, of the amount payable by all Hospitals for which cost reports indicate amounts payable to such governmental authorities and (c) an additional amount, if greater than zero, determined as of the date of completion of all audits of all periodic cost reports filed during the preceding fiscal year of UHS for all UHS Entities to be equal to (i) the greater of (A) 1.5 times the highest amount (rounded to the nearest $1,000,000) payable to such Governmental Authorities and reflected in the past three annual audited cost reports of all Hospitals for which audits determined amounts to be payable to such Governmental Authorities and (B) three times the amount payable to such Governmental Authorities and reflected in the most recent audited cost reports of all Hospitals for which audits determined amounts to be payable to such governmental authorities minus (ii) an amount equal to the aggregate Collections received in respect of Self-Pay Receivables during the period of two Consecutive Settlement Periods occurring in the fiscal year immediately preceding such date of determination for which such aggregate Collections were the lowest.

          Operative Documents: The collective reference to the Hospital Documents, the Sheffield Documents, the Finco Documents, the Servicing Agreement, the Guarantee and any other agreement or instrument related to any of the foregoing.

          Other Accounts:  As defined in Section 7.1(d) of the Pooling
Agreement.

          Other Blue Cross/Blue Shield: At any time of reference, individually, an Obligor that is a blue cross or blue shield entity and is not a Preferred Blue Cross/Blue Shield.

          Other Insurer/HMO/PPO: At any time of reference, individually, a commercial insurer, health maintenance organization, primary pay organization or similar entity (excluding Blue Cross/Blue Shield) which is not a Preferred Insurer/HMO/PPO.

          Outstanding: At any time, (a) with respect to any Commercial Paper Note, each Commercial Paper Note authenticated and issued by Sheffield, other than (i) each Commercial Paper Note paid upon or following its maturity as provided in such Commercial Paper Note, and (ii) each Commercial Paper Note as to which funds for payment have been deposited with any depositary or paying agent with respect thereto and are not subject to any Lien, (b) with respect to any of the TRIPs, each TRIP authenticated and issued pursuant to the Pooling Agreement, other than each TRIP paid upon, prior to or following its maturity as provided in accordance with its terms and (c) with respect to any Loan, each advance made by any Lender, other than any such advance paid upon, prior to or following its maturity as provided in accordance with its terms.

          Outstanding Balance: With respect to any Receivable as of any time of determination, (i) the net amount of such Receivable as calculated by the Hospital in accordance with its normal and reasonable billing procedures, after deduction for any contractual or similar allowance or write-off determined based on payor class of Obligor, including the Applicable Contractual Adjustment (or, if determined, the Actual Contractual Adjustment) applicable to such Receivable, minus (ii) all Uncollectible Amounts in respect of such Receivable and minus (iii) Collections received by the Hospital in respect of such Receivable. It is understood that the Outstanding Balance of an Uncollectible Receivable is $0.

          Outstanding Receivable: With respect to any Receivable as of any time of reference, a Receivable that has not been fully paid, has not become an Uncollectible Receivable or has not been repurchased pursuant to Section
4.4 of the related Sale and Servicing Agreement prior to such time of reference.

          Participants: The TRIPs Holders (if any) and Sheffield, collectively, as transferees of the Participations pursuant to the Pooling Agreement.

          Participation:  As defined in Section 2.4 of the Pooling Agreement.

          Payment Date: With respect to any Purchased Receivable, one Business Day following the earlier to occur of (a) the date on which the invoice relating to such Purchased Receivable is sent to the Obligor and (b) the date of discharge of the patient to whose account such Receivable relates.

          PBGC: The Pension Benefit Guarantee Corporation established pursuant to Subtitle A of title IV of ERISA.

          Permitted Interests: All rights granted (a) by the Hospitals to Finco pursuant to the Sale and Servicing Agreements and (b) to the Interested Parties pursuant to the Pooling Agreement and the Security Agreement.

          Permitted Investments: (a) Direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the full faith and credit of the United States of America (including obligations issued or held in book-entry form on the books of the Department of the Treasury of the United States of America); (b) commercial or finance paper or other similar obligations rated at the time of purchase A-1+ or better by S&P and P-1 or VMIG-1 by Moody's; (c) interest-bearing demand or time deposits

(including certificates of deposit) in any issuing bank or trust company rated A-1+ by S&P and P-1 by Moody's and secured at all times, in the manner and to the extent provided by law, by collateral security (described in clause (a) of this definition) of a market value (valued at least quarterly) of no less than the amount of money so invested; (d) negotiable or non-negotiable certificates of deposit, time deposits or other similar banking arrangements issued by any bank or trust company, having the highest short-term rating by S&P and Moody's or fully insured by the Federal Deposit Insurance Corporation; (e) any money market fund having the highest fund rating by S&P and Moody's and the funds of which are invested only in any of the above (including, without limitation, such mutual funds as are offered by the Person who is acting as Trustee or any agent of such Person).

          Person: An individual, a partnership, a corporation, a business trust, a joint stock company, a trust, an unincorporated association, a joint venture, a Governmental Authority or other entity of whatever nature.

          Plan: With respect to a particular Person at a particular time, any employee benefit plan which is covered by ERISA and in respect of which such Person or a Commonly Controlled Entity is (or, if such plan were terminated at such time, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

          Pooling Agreement: The Pooling Agreement, as defined on the first page hereof.

          Preferred Blue Cross/Blue Shield: At any time of reference, individually, any Obligor that is a blue cross or blue shield organization rated at least "A" by S&P and Moody's.

          Preferred Insurer/HMO/PPO: At any time of reference, individually, any Obligor which is a commercial insurer, health maintenance organization, primary pay organization or similar entity (excluding Blue Cross/Blue Shield) and which is rated at least "A" by S&P and Moody's.

          Principal Pay-Down: With respect to any Commercial Paper Notes or Loans maturing on any Business Day, the excess of (a) the sum of (i) the Face Amount of such Commercial Paper Notes or principal amount of such Loans, as the case may be, and (ii) all accrued and unpaid Sheffield Yield (except to the extent included in the Face Amount of the applicable Commercial Paper
Note) with respect to such Commercial Paper Notes or Loans over (b) the sum of
(x) the net proceeds from the sale of any Commercial Paper Notes (after deduction of all fees payable to any issuing and paying agent or commercial paper dealer in connection therewith) or the incurrence of Loans on such Business Day and (y) the amount on deposit in the Sheffield Payment Account on such Business Day.

          Program Bank: Barclays, in its capacity as Program Bank under the Program Loan Agreement, and its successors in such capacity.

          Program Loan: An advance made by the Program Bank to Sheffield pursuant to the Program Loan Agreement in order to pay maturing Commercial Paper.

          Program Loan Agreement: The Irrevocable Program Loan Agreement, dated as of December 12, 1991, between Sheffield and the Program Bank, as the same may be amended, supplemented or otherwise modified from time to time.

          Prohibited Transaction:  The meaning assigned to that term in
Section 4975 of the Code.

          Purchase Date: Each date (commencing with the Initial Closing Date) on which any Receivable is purchased by Finco pursuant to the terms of any Sale and Servicing Agreement.

          Purchase Price: With respect to any Receivable to be purchased on any Purchase Date, an amount equal to (a) the aggregate Outstanding Balance of such Receivable minus (b) the Cost of Funds.

          Purchased Receivables: The Receivables, including any Receivables that have become Uncollectible Receivables, purchased by Finco from all Hospitals pursuant to all Sale and Servicing Agreements and not repurchased by the applicable Hospital in accordance with the terms thereof.

          Rating Agency: Initially, S&P and Moody's, and thereafter, any other such agency or agencies then rating the Commercial Paper Notes at the request of Sheffield or the TRIPs at the request of the TRIPs Holders.

          Receivables: With respect to each Hospital, the patient accounts existing or hereafter created of that Hospital (including, without limitation, Self-pay Receivables), any and all rights to receive payments due on such accounts from any Obligor or other third-party payor under or in respect of such accounts (including without limitation all insurance companies, Blue Cross/Blue Shield, Medicare, Medicaid, Champus, Workers' Compensation and health maintenance organizations and primary pay organizations) and all proceeds of, or in any way derived, whether directly or indirectly, from any of the foregoing.

          Receivables Information: Any information provided in writing by an Authorized Officer of any Hospital, Finco, UHS or UHS Delaware to any Interested Party.

          Receivables Pool: At any date of determination, all Purchased Receivables with an Outstanding Balance, less all Receivables repurchased pursuant to Section 4.4 of any Sale and Servicing Agreement.

          Record Date: With respect to each Transfer Date, the date occurring five Business Days prior to such Transfer Date.

          Reference Rate: With respect to each Sheffield Tranche for the relevant Fixed Period, an interest rate per annum determined by Barclays equal to the quotient of (a) the rate at which it would offer deposits in United States dollars to prime banks in the London interbank market for a period equal to such Fixed Period and in a principal amount of not less than $1,000,000 at or about 11:00 A.M. (London time) on the second Business Day before (and for value on) the first day of such Fixed Period divided by (b) one minus the Eurodollar Reserve Percentage (expressed as a decimal) applicable to Barclays for such Fixed Period.

          Reorganization: With respect to any Multiemployer Plan, the condition that such plan is in reorganization within the meaning of Section 4241 of ERISA.
          Reportable Event: Any of the events set forth in Section 4043(b) of ERISA, other than those events as to which the thirty day notice period is waived under subsections .13, .14, .16, .18, .19 or .20 of PBGC Reg. Section 2615.

          Repurchase Date: Any date on which Non-qualifying Receivables are to be purchased by a Hospital in accordance with Section 4.4 of each Sale and Servicing Agreement.

          Required Coverage Amount: On any date of determination, an amount equal to (a) the sum of (i) the TRIPs Capital on such date, (ii) the Sheffield Capital on such date and (iii) the principal amount of all Loans Outstanding on such date plus (b) the Loss Reserves plus (c) the Yield Reserves plus (d) the Fee/Expense Reserves plus (e) the Make-Whole Estimated Amount minus (f) the Sheffield Retained Funds and minus (g) the TRIPs Make-Whole Funds; provided, however, that during the TRIPs Amortization Period or the Sheffield Amortization Period, (i) the Required Coverage Amount shall be reduced by the amount of all funds in any Other Account (other than funds to be used for the payment of Yield or the Make Whole Payment Amount) and (ii) for purposes of calculating any of the reserves set forth in clauses (b), (c) and (f) above, the TRIPs Capital or Sheffield Capital, as the case may be, on the last day of the applicable Revolving Period, rather than the Capital on the date of calculation, shall be used to make the related reserve calculation.

          Required Participants: At any time, Participants holding Participations aggregating more than 50% of the Aggregate Capital at such time.

          Required TRIPs Holders: At any time, TRIPs Holders holding TRIPs Participations aggregating more than 50% of the TRIPs Capital at such time.

          Requirement of Law: As to any Person, (i) the Certificate of Incorporation and By-laws, corporation agreement or other organizational or governing documents of such Person, and (ii) any law, treaty, rule or regulation, or determination of an arbitrator or a court, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

          Revolving Period: The TRIPs Revolving Period or the Sheffield Revolving Period, as the context requires.

          S&P:  Standard & Poor's Corporation, and any successor thereof.

          Sale and Servicing Agreement: Each Sale and Servicing Agreement, as defined on the first page hereof.

          Scheduled Sheffield Termination Date: ________, 1998, as such date may be extended pursuant to Section 2.13 of the Pooling Agreement.

          Scheduled TRIPs Termination Date: The date designated in writing by Finco as the Scheduled TRIPs Termination Date in its notice to Sheffield and the Trustee pursuant to Section 2.5(b) of the Pooling Agreement.

          Securities Act: The Securities Act of 1933, as amended from time to time.

          Security Agreement: The Security Agreement, dated as of November 16, 1993, between Sheffield and the Liquidity Agent.

          Security Filings: All filings and recordations (including, without limitation, those filings pursuant to the UCC in effect in the State in which any Hospital's chief executive office is located), and, subject to Section 5.3 of the Pooling Agreement and the Conditions List, all Notices of Assignments and Confirmations, which are required to be made to perfect (i) the interest of Finco and its assignees in the Purchased Receivables and other Transferred Property, (ii) the interest of the Trustee and the Participants in the Trust Assets and (iii) the interest of the Liquidity Agent and the Liquidity Banks in Sheffield's right, title and interest in and to the Trust Assets.

          Self-pay Receivable: That portion of any patient account under which the primary obligation to pay for any services rendered under such account is solely and directly that of the patient or a guarantor of such patient's account who is a natural person.

          Servicer: UHS Delaware, in its capacity as servicer of the Receivables, and any successor under the Servicing Agreement.

          Servicer Daily Statement: As defined in Section 3.5 of the Servicing Agreement.

          Servicer Incumbency Certificate: A certificate as to the incumbency and specimen signatures of the Servicing Agents.

          Servicer Termination Notice: The notice delivered by Finco pursuant to Section 4.2 of the Servicing Agreement terminating all rights and obligations of the Servicer.

          Servicer's Certificate: The Certificate required to be delivered by the Servicer to Sheffield and the Trustee pursuant to Section 3.2 of the Servicing Agreement.

          Servicing Agent: Any Secretary or Assistant Secretary of the Servicer, or any other person authorized to act, and to give instructions and notices on behalf of the Servicer under the Servicing Agreement whose name and specimen signature appears on a Servicer Incumbency Certificate signed by any Secretary or Assistant Secretary thereof and delivered to Sheffield and the Trustee. Such Servicing Agents may be designated from time to time by the Servicer.

          Servicing Agreement: The Servicing Agreement, as defined on the first page hereof.

          Servicing Fee: The fee set forth in Section 3.1 of the Servicing Agreement.

          Settlement Date: The date during each month occurring two Business Days prior to the Transfer Date.

          Settlement Date Statement: The statement required to be delivered by the Servicer, on or before each Settlement Date, pursuant to Section 3.3 of the Servicing Agreement.

          Settlement Period: The period from the first day of a month (or, in the case of the month in which the Initial Closing Date occurs, the period from the Initial Closing Date) through and including the last day of that month.

          Sheffield: Sheffield Receivables Corporation, a Delaware corporation.

          Sheffield Amortization Period: The period commencing on the Sheffield Termination Date and ending on the earliest to occur of (a) the date on which the Sheffield Capital is reduced to zero, (b) the date on which the Outstanding Balance of Purchased Receivables is reduced to zero and (c) the Final Sheffield Maturity Date.

          Sheffield Bankruptcy Event: Any of the following events: (a) Sheffield shall have made a general assignment for the benefit of creditors;
(b) any proceeding shall have been instituted by or against Sheffield seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any proceeding against it (but not instituted by it), either such proceeding shall remain unstayed or undismissed for a period of 60 days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or similar official for, it or for any substantial part of its property) shall occur; or (c) Sheffield shall take any corporate action to authorize any of the foregoing actions.

          Sheffield Capital:  With respect to the Sheffield Participation,
(a) the Initial Sheffield Capital plus (b) each Increase Amount minus
(c) funds received and distributed to Sheffield on account of such Sheffield Capital pursuant to Section 7.4 of the Pooling Agreement; provided, however, that such Sheffield Capital shall not be reduced by any distribution of any portion of Collections if at any time such distribution is rescinded or must be returned for any reason.

          Sheffield Documents: The Commercial Paper Notes, the Pooling Agreement, the Liquidity Agreement, the Program Loan Agreement, the Security Agreement, the Security Filings executed by Sheffield in favor of the Liquidity Agent and any other agreement or instrument related to any of the foregoing.

          Sheffield Interest Sub-account: A sub-account of the Sheffield Sub-account established pursuant to Section 7.1(a) of the Pooling Agreement.

          Sheffield Participation: A senior undivided participating interest in the Trust Assets acquired by Sheffield from Finco pursuant to the terms and conditions of the Pooling Agreement.

          Sheffield Payment Account: As defined in Section 7.1(c) of the Pooling Agreement.

          Sheffield Percentage: On any Business Day, the percentage equivalent of a fraction, the numerator of which is the Allocable Sheffield Capital and the denominator of which is the sum of the (i) the Allocable Sheffield Capital and (ii) the Allocable TRIPs Capital.

          Sheffield Retained Funds: On any date, the aggregate amount of funds in the Sheffield Sub-account on such date which have been retained in such sub-account pursuant to Section 7.2(b)(iv) of the Pooling Agreement.

          Sheffield Revolving Period: The period commencing on the Initial Closing Date and ending on the Sheffield Termination Date.
          Sheffield Sub-account: A sub-account of the Collateral Account established pursuant to Section 7.1(a) of the Pooling Agreement.

          Sheffield Termination Date: The earliest to occur of (a) the Scheduled Sheffield Termination date, (b) the occurrence of an Early Amortization Event (i) described in Section 10.1(f) of the Pooling Agreement or (ii) declared by Sheffield pursuant to Section 10.2 of the Pooling Agreement, (c) the date which occurs three days after the occurrence of any Early Amortization Event described in Section 10.1(o) through (r) of the Pooling Agreement and (d) the date on which Sheffield gives written notice to Finco and the Trustees of the occurrence of (i) the Liquidation Date or (ii) a Sheffield Bankruptcy Event.

          Sheffield Termination Sale Amount: With respect to any sale of Receivables or interests therein pursuant to Section 14.1(a) of the Pooling Agreement, the product of (a) the sum of (i) $7,500,000 and (ii) (A) one plus the Loss Factor times (B) the Outstanding Balance of Purchased Receivables on such date and (b) the Sheffield Percentage.

          Sheffield Tranche: Any portion of the Sheffield Capital, as designated by Finco and approved by Sheffield pursuant to Section 2.5, 2.6 or
2.10 of the Pooling Agreement, with respect to which Sheffield Yield is calculated by reference to a specified Sheffield Yield Rate and Fixed Period.

          Sheffield Yield: With respect to a Sheffield Tranche for any Fixed Period, the product of (a) the Sheffield Yield Rate divided by 365, (b) the portion of the Sheffield Capital allocable to such Sheffield Tranche and (c) the number of days elapsed in such Fixed Period.

          Sheffield Yield Factor Amount: For any Business Day, (a) (i) the Average Financible Turnover Period plus 10 divided by (ii) 360 times (b) the Base Rate times (c) the Sheffield Capital on such Business Day.

          Sheffield Yield Rate: For any Fixed Period with respect to a Sheffield Tranche, (a) to the extent Sheffield will fund such Sheffield Tranche through the issuance of Commercial Paper Notes, the CP Rate and (b) to the extent that Sheffield will fund such Sheffield Tranche through the incurrence of Loans, the Alternative Rate.

          Single Employer Plan: Any Plan which is covered by Title IV of ERISA, but which is not a Multiemployer Plan.

          Social Security Act: The Social Security Act of 1935, 42 U.S.C. Sections 401 et seq., as the same may be amended, supplemented or otherwise modified from time to time.

          Statement Delivery Day: As defined in Section 3.5(b) of the Servicing Agreement.

          Stub Loan: An advance, other than a Liquidity Loan or a Program Loan, made by Barclays to Sheffield, the proceeds of which are used to maintain the Sheffield Participation.

          Subordinated Interest: As defined in Section 2.9 of the Pooling Agreement.

          Subordinated Note: A subordinated promissory note, substantially in the form of Exhibit A to any Sale and Servicing Agreement, executed by Finco in favor of the Hospital party to such Sale and Servicing Agreement.

          Subsidiary: As to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such voting power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled directly or indirectly through one or more intermediaries, or both, by such Person.

          Successor Servicer:  Any successor servicer as defined pursuant to
Section 4.4 of the Servicing Agreement.


          Taxes:  As defined in Section 2.12 of the Pooling Agreement.

          Total Transferred Property: The collective reference to the Transferred Property and the Finco Transferred Property.

          Transfer Agent and Registrar: As defined in Section 9.3 of the Pooling Agreement.

          Transfer Date: The 15th calendar day of each month, or if such day is not a Business Day, the subsequent Business Day, commencing December 15, 1993.

          Transferred Property: The Purchased Receivables and, subject to confidentiality rights under applicable laws and regulations and under the rules of JCAHO or AOA, as the case may be, all now existing or hereafter arising instruments, documents, agreements, books and records relating to the foregoing.

          TRIPs: The Trade Receivables Investment Participations, substantially in the form of Exhibit A to the Pooling Agreement, issued by the Trust to the TRIPs Holders pursuant to the Pooling Agreement.

          TRIPs Amortization Period: The period commencing on the Business Day following the TRIPs Termination Date and ending on the earliest to occur of (a) the date on which the TRIPs Capital is reduced to zero, (b) the date on which the Outstanding Balance of Purchased Receivables is reduced to zero and
(c) the Final TRIPs Maturity Date.

          TRIPs Capital: With respect to the TRIPs Participations, the Initial TRIPs Capital, as reduced from time to time by Collections received and distributed on account of the TRIPs Capital pursuant to Section 7.5 of the Pooling Agreement; provided, however, that the TRIPs Capital shall not be reduced by any distribution of any portion of Collections if at any time such distribution is rescinded or must be returned for any reason.

          TRIPs Closing Date: Any date after the Initial Closing Date on which all applicable conditions precedent required by Section 3.1 of the Pooling Agreement with respect to such date are satisfied or waived.

          TRIPs Holders:  The holders from time to time of the Outstanding
TRIPs.

          TRIPs Interest Default: The occurrence on any Transfer Date of an excess of (a) the TRIPs Yield payable on such Transfer Date over (b) the amount of funds on deposit in the TRIPs Interest Sub-account on such Transfer Date.

          TRIPs Interest Sub-account: A sub-account of the TRIPs Sub-account established pursuant to Section 7.1(a) of the Pooling Agreement.

          TRIPs Make-Whole Funds: On any date, the aggregate amount of funds in the TRIPs Interest Sub-Account on such date which have been deposited in such sub-account pursuant to Section 7.2(c)(iv) of the Pooling Agreement.

          TRIPs Participation: The aggregate senior undivided participating interest in the Trust Assets acquired by any TRIPs Holder from Finco pursuant to the terms and conditions of the Pooling Agreement and evidenced by a TRIP; collectively, the "TRIPs Participations".

          TRIPs Payment Account: As defined in Section 7.1(d) of the Pooling Agreement.

          TRIPs Percentage: On any Business Day, the percentage equivalent of a fraction, the numerator of which is the Allocable TRIPs Capital and the denominator of which is the sum of (i) the Allocable TRIPs Capital and (ii) the Allocable Sheffield Capital.

          TRIPs Register:  As defined in Section 9.3 of the Pooling Agreement.

          TRIPs Revolving Period: The period commencing on the TRIPs Closing Date and ending on the TRIPs Termination Date.

          TRIPs Sub-account: A sub-account of the Collateral Account established pursuant to Section 7.1(a) of the Pooling Agreement.

          TRIPs Termination Date: The earliest to occur of (a) the Scheduled TRIPs Termination Date, (b) the Call Date, (c) the occurrence of an Early Amortization Event (i) described in Section 10.1(f) of the Pooling Agreement or (ii) declared by the TRIPs Holders pursuant to Section 10.2 of the Pooling Agreement and (d) the date which is three days after the occurrence of any Early Amortization Event described in Section 10.1(o) through (r) of the Pooling Agreement.

          TRIPs Termination Sale Amount: With respect to any sale of Receivables or interests therein pursuant to Section 14.1(b) of the Pooling Agreement, the product of (a) the sum of (i) $7,500,000 and (ii) (A) one plus the Loss Factor times (B) the Outstanding Balance of Purchased Receivables on such date and (b) the TRIPs Percentage.

          TRIPs Yield: With respect to any date, (a) the TRIPs Yield Rate divided by 360 times (b) the TRIPs Capital on such date.

          TRIPs Yield Factor Amount: On any date of determination, (i) the TRIPs Yield Rate times (ii) (A) the Average Financible Turnover Period plus 10 divided by (B) 360 times (iii) the TRIPs Capital on such date.

          TRIPs Yield Rate: The rate specified as the TRIPs Yield Rate in the written notice delivered by Finco pursuant to Section 2.5(b) of the Pooling Agreement.

          Trust: The UHS Healthcare Receivables Trust created by the Pooling Agreement.

          Trust Assets:  As defined in Section 2.1 of the Pooling Agreement.

          Trust Termination Date: The later to occur of the Final Sheffield Maturity Date and the Final TRIPs Maturity Date.

          Trustee: Continental, in its capacity as Trustee under the Pooling Agreement, and any successor in such capacity.

          Trustee Fee:  The fees specified in the Trustee Fee Letter.

          Trustee Fee Letter: The letter agreement among Finco, UHS and the Trustee setting forth the trustee fee.

          UCC: The Uniform Commercial Code as in effect in the specified jurisdiction or, if no jurisdiction is specified, as in effect in the state whose law, by agreement of the parties, governs the document or agreement in which the term "UCC" or "security interest" appears.

          UHS:  Universal Health Services, Inc., a Delaware corporation.

          UHS Delaware:  UHS of Delaware, Inc., a Delaware corporation.

          UHS Entities: The collective reference to UHS, the Hospitals, Finco and UHS Delaware.

          Uncollectible Amount: With respect to each Receivable other than an Uncollectible Receivable, all reductions in the gross amount due under such Receivable other than the lesser of (a) the Applicable Contractual Adjustment and (b) the Actual Contractual Adjustment (including, without limitation, any write-offs and/or reserves taken in relation to such Receivable).

          Uncollectible Receivable: On any date of determination, any Receivable as to which all amounts due and payable thereunder have not been paid and (a) as to which the Servicer believes, in its good faith judgment, all amounts due thereunder are not or would not be ultimately recoverable or
(b) in respect of which more than 180 days have elapsed since the date on which such Receivable was first billed or (c) as to which any Obligor on such Receivable is bankrupt, insolvent, undergoing composition or adjustment of debts or is otherwise unable to make payments on its obligations when due; provided that a Medicaid Receivable (other than a Medicaid Receivable described in clause (a) or (b) above) shall not be deemed to be an Uncollectible Receivable solely because the Obligor on such Medicaid Receivable is currently insolvent if (i) such Obligor would not reasonably be expected to remain insolvent or otherwise unable or unwilling to make payment under such Receivable and (ii) the Servicer has determined in good faith and in accordance with the Credit and Collection Policy that such Medicaid Receivable should not be deemed an Uncollectible Receivable.

          Voluntary Exclusion Event: With respect to any UHS Entity, such UHS Entity shall contest or deny that it is bound by, or has any or further liability or obligation under, the terms and conditions of any of the

Operative Documents to which it is a party provided that a denial of liability by any Hospital and the Sale and Servicing Agreement to which it is a party as a result of (i) the disposition by UHS of such Hospital or (ii) the occurrence of an Exclusion Event of the type described in Section 6.1(d) of such Sale and Servicing Agreement shall not constitute a Voluntary Exclusion Event.

          Yield:  Sheffield Yield or TRIPs Yield, as the context requires.

          Yield Reserves: On any date, the sum of (i) the portion of all accrued and unpaid Sheffield Yield which is not on deposit in the Sheffield Interest Sub-account on such date plus (ii) the portion of all accrued and unpaid TRIPs Yield which is not on deposit in the TRIPs Interest Sub-account on such date plus (iii) the Sheffield Yield Factor Amount plus (iv) the TRIPs Yield Factor Amount.

                                  EXHIBIT A

                              LIST OF HOSPITALS

               Names and Principal Place of Business of Hospitals

Name Principal Place of Business

Chalmette General Hospital, Inc.               9001 Patricia Street
                                               Chalmette, LA  70043
                                               and
                                               800 Virtue Street
                                               Chalmette, LA  70043

Dallas Family Hospital, Inc.                   2929 South Hampton Road
                                               Dallas, TX  75224

Del Amo Hospital, Inc.                         23700 Camino del Sol
                                               Torrance, CA  90505

HRI Hospital, Inc.                             227 Babcock Street
                                               Brookline, NM  02146

La Amistad Residential                         201 Alpine Drive
Treatment Center, Inc.                         Maitland, FL  32751


McAllen Medical Center, Inc.                   301 West Expressway 83
                                               McAllen, TX  78503

Meridell Achievement Center, Inc.              Highway 29 West
                                               Liberty Hill, TX  78642
                                               and
                                               2501 Cypress Creek Road
                                               Cedar Park, TX  78613

River Oaks, Inc.                               1525 River Oaks Road West
                                               New Orleans, LA  70123

Sparks Reno Partnership, L.P.                  2375 E. Prater Way
                                               Sparks, NV  89434

Turning Point Care Center, Inc.                319 East By-Pass
                                               Moultrie, GA  31768

UHS of Arkansas, Inc.                          21 BridgeWay Road
                                               North Little Rock, AR  72118

UHS of Auburn, Inc.                            20 Second Street, N.E.
                                               Auburn, WA  98002

UHS of Belmont, Inc.                           4058 West Melrose Street
                                               Chicago, IL  60641

UHS of Massachusetts, Inc.                     49 Robinwood Avenue
                                               Boston, MA  02130

UHS of River Parishes, Inc.                    500 Rue de Sante
                                               LaPlace, LA  70068

UHS of Shreveport, Inc.                        1130 Louisiana Avenue
                                               Shreveport, LA  71101

Universal Health Services                      36485 Inland Valley Drive
of Inland Valley, Inc.                         Wildomar, CA 92395

Universal Health Services of                   620 Shadow Lane
Nevada, Inc.                                   Las Vegas, NV  89106

Victoria Regional Medical                      101 Medical Drive
Center, Inc.                                   Victoria, TX  77904

Wellington Regional Medical                    10101 Forest Hill Blvd.
Center Incorporated                            West Palm Beach, FL  33414

- ------------------------------------------------------------------------------






                             SERVICING AGREEMENT

                                   among

                            UHS RECEIVABLES CORP.,

                            UHS OF DELAWARE, INC.
                                as Servicer

                                     and

                     CONTINENTAL BANK, NATIONAL ASSOCIATION,
                                  as Trustee

                                 dated as of

                              November 16, 1993



- ------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                         Page

                                  ARTICLE I

                                 DEFINITIONS . . . . . . . . . . . . . . .   2

                                  ARTICLE II

                  REPRESENTATIONS, WARRANTIES AND COVENANTS. . . . . . . .   2

Section 2.1.    Representations, Warranties and Covenants of
                the Servicer . . . . . . . . . . . . . . . . . . . . . . .   2

Section 2.2.    Covenants of the Servicer. . . . . . . . . . . . . . . . .   4

                                  ARTICLE III

                         ADMINISTRATION, COLLECTIONS
                            AND OTHER OBLIGATIONS. . . . . . . . . . . . .   8

Section 3.1.    Servicing. . . . . . . . . . . . . . . . . . . . . . . . .   8

Section 3.2.    Delivery of Settlement Date Statement. . . . . . . . . . .  13

Section 3.3.    Settlement Date Statement. . . . . . . . . . . . . . . . .  13

Section 3.4.    Record of Collections. . . . . . . . . . . . . . . . . . .  14

Section 3.5.    Servicer Daily Statement . . . . . . . . . . . . . . . . .  14

Section 3.6.    Deleted Receivables. . . . . . . . . . . . . . . . . . . .  15

Section 3.7.    Master Receivables Account . . . . . . . . . . . . . . . .  16

                                   ARTICLE IV

                     EVENTS OF DEFAULT; SERVICING TERMINATION. . . . . . .  17

Section 4.1.    Events of Default. . . . . . . . . . . . . . . . . . . . .  17

Section 4.2.    Remedies . . . . . . . . . . . . . . . . . . . . . . . . .  18

Section 4.3.    Successor Servicer . . . . . . . . . . . . . . . . . . . .  18

Section 4.4.    Appointment of Successor . . . . . . . . . . . . . . . . .  19

Section 4.5.    Monitoring . . . . . . . . . . . . . . . . . . . . . . . .  20

                                   ARTICLE V

                                 MISCELLANEOUS . . . . . . . . . . . . . .  20

Section 5.1.    Notices, Etc.. . . . . . . . . . . . . . . . . . . . . . .  20

                                                                          Page
Section 5.2.    Successors and Assigns . . . . . . . . . . . . . . . . . .  21

Section 5.3.    Severability Clause. . . . . . . . . . . . . . . . . . . .  21

Section 5.4.    Amendments . . . . . . . . . . . . . . . . . . . . . . . .  22

Section 5.5.    The Servicer's Obligations . . . . . . . . . . . . . . . .  22

Section 5.6.    No Recourse. . . . . . . . . . . . . . . . . . . . . . . .  22

Section 5.7.    Further Assurances . . . . . . . . . . . . . . . . . . . .  22

Section 5.8.    Termination. . . . . . . . . . . . . . . . . . . . . . . .  23

Section 5.9.    Consent to Assignment; Third Party
                Beneficiaries. . . . . . . . . . . . . . . . . . . . . . .  23

Section 5.10.  Counterparts. . . . . . . . . . . . . . . . . . . . . . . .  24

Section 5.11.  Headings. . . . . . . . . . . . . . . . . . . . . . . . . .  24

Section 5.12.  No Bankruptcy Petition. . . . . . . . . . . . . . . . . . .  24

Section 5.13.  Servicer May Act Through Agents . . . . . . . . . . . . . .  25

Section 5.14.  GOVERNING LAW . . . . . . . . . . . . . . . . . . . . . . .  25

Section 5.15.  No Waiver; Cumulative Remedies. . . . . . . . . . . . . . .  25

Section 5.16.  SUBMISSION TO JURISDICTION; VENUE; WAIVER OF
                JURY TRIAL; SERVICE OF PROCESS . . . . . . . . . . . . . .  25

Section 5.17.  Indemnification . . . . . . . . . . . . . . . . . . . . . .  26



Schedule I  - Document Locations; Servicer's Principal Place of
              Business; UHS's Principal Place of Business
Schedule II - Master Receivables Account


Exhibit A       - Settlement Date Statement
Exhibit B       - Servicer's Certificate
Exhibit C       - Servicer Daily Statement
Exhibit D       - Form Confidentiality Agreement

                              SERVICING AGREEMENT



          SERVICING AGREEMENT (this "Agreement"), dated as of November 16, 1993, among UHS Receivables Corp., a Delaware corporation (together with its successors and assigns, "Finco"), UHS of Delaware, Inc., a Delaware corporation (in its individual capacity, together with its successors and assigns, "UHS Delaware"; as servicer, together with its successors and assigns, the "Servicer"), and Continental Bank, National Association, as trustee (in such capacity, together with its successors and assigns, the "Trustee") under the Pooling Agreement (all capitalized terms used in the preamble and the recitals unless otherwise defined, as defined in the Definitions List referred to below).


                             W I T N E S S E T H :


          WHEREAS, Sheffield desires to issue and sell its promissory notes in the commercial paper market and Finco desires to issue the TRIPs to certain financial institutions;

          WHEREAS, subject to the terms and conditions of the several Sale and Servicing Agreements, each between a Hospital and Finco, Finco will purchase from each Hospital and each Hospital will sell to Finco its Receivables, other than Non-qualifying Receivables, and the related Transferred Property;

          WHEREAS, in order for Finco to pay for the Transferred Property purchased by it from the Hospitals, Finco has entered into a Pooling Agreement under which Finco has conveyed to the Trustee, for the benefit of the Participants, its right, title and interest in and to the Transferred Property and the Finco Transferred Property, and the Participants have offered to acquire from Finco, and Finco has agreed to transfer to the Participants, senior undivided participating interests in the Trust Assets;

          WHEREAS, Sheffield intends to issue and sell its promissory notes in the commercial paper market and Finco intends to issue the TRIPs to certain financial institutions;

          WHEREAS, in order to collect the amounts due to Finco under the Purchased Receivables sold to Finco by the Hospitals pursuant to the Sale and Servicing Agreements and in which the Participants have acquired the Participations pursuant to the Pooling Agreement, the Interested Parties have required Finco and the Trustee to enter into an agreement with UHS Delaware requiring UHS Delaware to administer and collect the amounts owing to Finco in respect of the Receivables;

          WHEREAS, it is contemplated that following the sale and assignment of the Purchased Receivables from the Hospitals to Finco and the transfer of the Participations from Finco to the Participants, the Hospitals will collect the Receivables from the Obligors thereon and will transfer such sums as provided herein and in the Sale and Servicing Agreements;

          WHEREAS, Finco, the Trustee and UHS Delaware, as Servicer under this Agreement, accordingly wish to enter into this Agreement providing, among other things, for the servicing and administration of, and collection on, such Receivables by the Servicer; and

          WHEREAS, pursuant to the Guarantee executed by UHS in favor of Finco, UHS has guaranteed all obligations of UHS Delaware as Servicer hereunder and the Hospitals under the Sale and Servicing Agreements.

          NOW THEREFORE, the parties hereto agree as follows:


                                   ARTICLE I

                                  DEFINITIONS

          As used in this Servicing Agreement and unless the context requires a different meaning, capitalized terms used herein shall have the meanings assigned to such terms in the Definitions List, dated as of the date hereof (the "Definitions List"), that refers to this Agreement, which Definitions List is incorporated herein by reference and shall be deemed to be a part of this Agreement.


                                   ARTICLE II

                   REPRESENTATIONS, WARRANTIES AND COVENANTS

          Section 2.1. Representations, Warranties and Covenants of the Servicer. The Servicer, on the Initial Closing Date, the TRIPs Closing Date, each Purchase Date and each Payment Date, represents, warrants and covenants to Finco and the Trustee that:

          (a) The Servicer has been duly organized and (i) is validly existing and in good standing as a corporation under the laws of the state of its incorporation, with full corporate power and authority to own or lease its properties and to conduct its business as presently conducted and to execute, deliver and perform this Agreement, and to consummate the transactions contemplated hereby, (ii) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where any such failure or failures to be so qualified would not, alone or in the aggregate, have a material adverse effect on its business, operations, properties, assets or condition (financial or otherwise), (iii) is in compliance with all Requirements of Law and (iv) is not in default under any mortgage, indenture, deed of trust, loan agreement lease, contract or other agreement, instrument or undertaking to which the Servicer is a party or by which the Servicer or any of its assets may be bound, except to the extent that such defaults would not, alone or in the aggregate, have a material adverse effect on the ability of the Servicer to perform its obligations hereunder.

          (b) The execution, delivery and performance by the Servicer of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by all requisite corporate action and will not conflict with, violate or result in a breach of any of the terms or provisions of, or constitute a default under, or result in the creation or imposition of any lien, charge or encumbrance upon any of its property or assets pursuant to the terms of, any indenture, mortgage, deed of trust, loan agreement, lease, contract or other agreement, instrument or undertaking by which it is bound or to which any of its property or assets is subject, nor will such action, result in any violation of any applicable Requirement of Law; and no consent, approval, authorization, order, registration, filing, qualification, license or permit of or with any such court or any such regulatory authority or other such Governmental Authority, other body or any other Person, will be required to be obtained by, or with respect to, the Servicer in connection with the execution, delivery and performance by the Servicer of this Agreement and the consummation of the transactions contemplated hereby and thereby which the Servicer shall not have so obtained.

          (c) This Agreement has been duly and validly authorized, executed and delivered by the Servicer and constitutes a valid and legally binding obligation of the Servicer, enforceable against the Servicer in accordance with its terms, subject to applicable bankruptcy, reorganization, insolvency, moratorium or other similar laws affecting creditors' rights generally, and subject as to enforceability to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

          (d) All filings, recordings and notices (including pursuant to the UCC) required to perfect the interest of Finco in the Transferred Property and of the Trustee in the Total Transferred Property have been accomplished and are in full force and effect and the Servicer shall at its expense perform all acts and execute all documents reasonably requested by Finco or the Trustee at any time to evidence, perfect, maintain and enforce the interests of Finco and the Trustee.

          (e) There is (i) no effective financing statement (or similar statement or instrument of registration under the law of any jurisdiction) on file or registered in any public office and (ii) no assignment filed or delivered by or on behalf of the Servicer, in each case covering any interest of any kind in the Transferred Property or intended so to be filed, delivered or registered, and, except to the extent required hereunder, the Servicer will not execute any effective financing statement (or similar statement or instrument of registration under the laws of any jurisdiction) or statements or any assignment or other notification relating to the Total Transferred Property.

          (f) There are no actions, proceedings or investigations pending or, to the knowledge of the Servicer, threatened, before any court, administrative agency or other tribunal, (i) asserting the invalidity of this Agreement or any of the Security Filings, (ii) questioning the consummation by the Servicer or any of its Subsidiaries of any of the transactions contemplated by the Operative Documents or (iii) which, if determined adversely, alone or in the aggregate, could materially and adversely affect the ability of the Servicer to perform its obligations under, or the validity or enforceability of, this Agreement.

          (g) The Receivables Information provided by the Servicer on the date hereof or on the Purchase Date on which these representations are made or deemed made does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements in the Receivables Information, in light of the circumstances in which they were made, not misleading.

          (h) The chief place of business and chief executive office of the Servicer is at the address set forth on Schedule I hereto, which place of business is the place where the Servicer is "located" for the purposes of
Section 9-103(3)(d) of the UCC of the state indicated on such Schedule, and the locations of the offices where all of the instruments, documents, agreements, books and records relating to the Receivables are kept are at the addresses shown on the schedule attached hereto as Schedule I.

          Section 2.2. Covenants of the Servicer. (a) The Servicer will preserve and maintain its existence as a corporation in good standing under the laws of Delaware or any other state in which it is incorporated. The Servicer will preserve and maintain its existence as a foreign corporation in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where any such failure or failures to be so qualified would not, alone or in the aggregate, have a material adverse effect on its ability to perform its obligations hereunder.

          (b) The Servicer, will, at its own cost and expense, (i) retain the electronic ledger used by the Servicer as a master record of the Receivables and copies of all documents relating to each Receivable as custodian for Finco and the Interested Parties, (ii) mark such electronic ledger to the effect that the Receivables listed thereon that have been sold to Finco have been transferred and assigned from each of the Hospitals to Finco and (iii) take any actions necessary to remove references to Receivables that have been repurchased by any Hospital in accordance with the Sale and Servicing Agreements.

          (c) The Servicer will advise Finco and the Trustee promptly, and in reasonable detail, of (i) any Lien asserted or claim made against any of the Transferred Property of which it obtains knowledge, (ii) the occurrence of any breach by the Servicer or any other UHS Entity of any of its respective representations, warranties and covenants contained in any Operative Document of which the Servicer has knowledge, (iii) the occurrence of any event which would be reasonably be expected to have a material adverse effect on the ability of the Servicer to perform its obligations hereunder and (iv) the receipt from any Governmental Authority of a deficiency notice with respect to the Purchased Receivables.

          (d) Unless prohibited by any Requirement of Law, including, without limitation, by regulations of JCAHO or AOA, as the case may be, Finco, the Trustee and each of their respective employees, agents, representatives (A) shall at all times have full and free access during normal business hours to all the books, correspondence and records of the Servicer insofar as they relate to the Transferred Property, and Finco and the Trustee (and their respective employees, agents and representatives) may examine the same, take extracts therefrom and make photocopies thereof, and the Servicer agrees to render to Finco and the Trustee, at the Servicer's cost and expense, such clerical and other assistance as may be reasonably requested with regard thereto and (B) may discuss the affairs, finances and accounts of the Servicer with, and be advised as to the same by, executive officers and independent accountants of the Servicer, all as Finco or the Trustee may reasonably deem appropriate for the purpose of verifying the accuracy of any reports or information delivered to Finco or the Trustee pursuant to this Agreement or for otherwise ascertaining compliance with this Agreement; provided, however, that each of Finco and the Trustee acknowledges that in exercising the rights and privileges conferred in this Section 2.2(d) it may, from time to time, obtain knowledge of information, practices, books, correspondence and records of a confidential nature and in which the Servicer has a proprietary interest; and provided, further, that the Servicer, Finco and the Trustee acknowledge that the Operative Documents and documents required to be filed by or on behalf of UHS and its Subsidiaries with the Securities and Exchange Commission and available to the public shall not be considered confidential for purposes of this Agreement (such confidential information, collectively, the "Information"). Each of Finco and the Trustee agrees that the Information is to be regarded as confidential information and may be subject to laws, rules and regulations regarding patient confidentiality and agrees that subject to the following sentence, (i) it shall, and shall cause its employees agents and representatives to, retain in confidence not disclose without the prior written consent of the Servicer any or all of the Information and (ii) it will not, and will ensure that its employees, agents and representatives will not, make any use whatsoever (other than for the purposes contemplated by this Agreement, the other Operative Documents or for the enforcement of any of the rights granted hereunder or thereunder) of the Information without the prior written consent of the Servicer. Notwithstanding the foregoing, each of Finco and the Trustee may (x) disclose Information to any Person that executes and delivers to the addressee and UHS a confidentiality agreement, substantially in the form of Exhibit D hereto with respect to the Information or (y) disclose or use such Information (A) to the extent that such Information is required or appropriate in any reports, statement or testimony submitted to any municipal, state, or federal regulatory body having or claiming to have jurisdiction over Finco, the Trustee or the National Association of Insurance Commissioners or similar organization or their successors, (B) to the extent such Information is required in response to any summons or subpoena or in connection with any litigation, (C) to the extent that such Information is believed by Finco or the Trustee to be required in order to comply with any law, order, regulation or ruling applicable to Finco or the Trustee, (D) to the extent that such information was publicly available or otherwise known to Finco or the Trustee at the time of disclosure, (E) to the extent that such information subsequently becomes publicly available other than through any act or omission of Finco, and (F) to the extent that such information subsequently becomes known to Finco or the Trustee other than through a person known to be acting in violation of his or its obligations to the Servicer.

          (e) The Servicer shall execute and file such UCC financing statements, continuation statements and any other documents, if any, requested by Finco (and in form and substance satisfactory to Finco), or which may be required by law to fully preserve and protect the ownership interests and/or security interests of Finco and the Interested Parties under the Operative Documents in and to the Total Transferred Property.

          (f) The Servicer will not, without providing 30 days' notice to Finco and without filing such amendments to the Security Filings as Finco may require, (i) change the location of its chief executive office or the location of the offices where the records relating to the Receivables are kept or (ii) change its name, identity or corporate structure in any manner which could make any Security Filing or related continuation statement seriously misleading within the meaning of Section 9-402(7) of any applicable enactment of the UCC applicable thereto or (iii) delete or otherwise modify the marking on the electronic ledger referred to in Section 2.2(b) other than as provided in clause (iii) thereof.

          (g) The Servicer will preserve all records that it is required to maintain pursuant to this Agreement until the later of (i) four years after the date upon which the Receivable to which such records relate is paid in full or (ii) seven years.

          (h) The Servicer shall deliver or cause to be delivered to Finco and the Trustee, all such documents, reports, certificates and other matters as are required by the Operative Documents including, without limitation, notice, to the extent required pursuant to the terms of any Sale and Servicing Agreement, of commercial insurers or other third-party payors which are Obligors of any Hospital and which first become Obligors after the Initial Closing Date (with any related Notice of Assignment and Confirmation required pursuant to such Sale and Servicing Agreement) and notice of each change in any Hospital's qualifications and status as a provider in respect of Governmental Receivables.

          (i) The Servicer will comply with all Requirements of Law which are applicable to the Transferred Property or any part thereof; provided, however, that the Servicer may contest any act, regulation, order, decree or direction in any manner which, in the reasonable opinion of Finco and the Trustee, would not reasonably be expected to materially and adversely affect the rights of Finco or any Interested Party in the Transferred Property or the collectibility (other than as a result of the credit quality of any Obligor) or enforceability of the Purchased Receivables.

          (j) The Servicer will not create, permit or suffer to exist, and will defend Finco's and the Interested Parties' rights to the Total Transferred Property against, and take such other actions as are necessary to remove, any Lien on, or claim or right in, to or under the Total Transferred Property, and will defend the right, title and interest of Finco and the Interested Parties in and to the Total Transferred Property against the claims and demands of all Persons whomsoever, other than the Liens in respect of the Permitted Interests.

          (k) Subject to Section 3.1(e), the Servicer will duly fulfill all obligations on its part to be fulfilled under or in connection with each Purchased Receivable and will do nothing to impair the rights of Finco or the Interested Parties in the Transferred Property.

          (l) Subject to Section 3.1(e), the Servicer will not sell, discount or otherwise dispose of any Purchased Receivable except to Finco or the Interested Parties as provided under the Sale and Servicing Agreements and the Pooling Agreement.

          (m) The Servicer shall not distribute or assist in the distribution of any financial statements which shall not account for the transactions contemplated by the Sale and Servicing Agreements in a manner which reflects the sale to Finco of the Purchased Receivables, and any publicly available financial statements prepared by the Servicer shall indicate the sale to Finco of the Purchased Receivables originated by the Hospitals.

          (n) The Servicer shall not merge or consolidate with, or transfer all or substantially all its assets to, any other entity unless the Servicer is the entity surviving such merger or consolidation or unless (i) the surviving or transferee entity expressly assumes all of the covenants, obligations and agreements of the Servicer under this Agreement in a written instrument satisfactory in form and substance to Finco and the Trustee and
(ii) such merger, consolidation or other transfer shall not, in the judgment of Finco, result in an Exclusion Event or an Early Amortization Event.

          (o) The Servicer shall not, without the prior written consent of Finco and the Trustee, which consent shall not be unreasonably withheld, permit any Hospital to alter the hardware or software systems used by such Hospital in generating its reports to the Servicer in respect of the Purchased Receivables and Collections and, in any event, shall not permit any such alteration unless such alteration is designed to improve the Servicer's ability to monitor and collect on the Receivables.

          (p) The Servicer shall give to Finco and the Trustee prompt notice of any breach of any representation, warranty, covenant or agreement under this Agreement of which it has knowledge.

          (q) The Servicer will not hold itself out as liable for any Debt of Finco.

                                  ARTICLE III

                         ADMINISTRATION, COLLECTIONS
                            AND OTHER OBLIGATIONS

          Section 3.1. Servicing. (a) Finco and the Trustee hereby appoint the Servicer as their agent to administer and service, in accordance with the terms of this Article III, all Purchased Receivables, and the Servicer hereby accepts such appointment to administer and service the Purchased Receivables for the benefit of Finco and the Interested Parties. Except as otherwise provided herein, the Servicer shall have full power and authority to do any and all things in connection with such administration and servicing as it may deem necessary or desirable, including, without limitation, appointing subservicers to perform its servicing obligations hereunder. Without in any respect limiting the foregoing, the Servicer shall, in accordance with all Requirements of Law, but subject to the terms and conditions of the Operative Documents, manage and administer each of the Purchased Receivables, exercise all discretionary powers involved in such management, collection and administration and bear all costs and expenses incurred in connection therewith that may be necessary or advisable and permitted for carrying out the transactions contemplated by this Agreement and the other Operative Documents. In the management, collection and administration of the Purchased Receivables, the Servicer shall exercise the same care that it exercises in handling similar matters for its own account, and the Servicer will create and administer policies and practices (including those with respect to reserves and write-offs) consistent with the policies and practices applied in handling similar matters for its own account. The Servicer will comply at all times, in all material respects, with good business policies, practices, procedures and internal controls in effect at such time with respect to servicing and collecting the Receivables. Subject to the provisions of Article VII of the Pooling Agreement, the Servicing Fee payable by Finco with respect to the Purchased Receivables shall be 0.35 of 1% per annum of the average Outstanding Balance of the Purchased Receivables during each Settlement Period and shall be paid to the Servicer in accordance with Sections 7.2 and 7.3 of the Pooling Agreement. The Servicer shall be required to pay expenses for its own account, and shall not be entitled to any payment therefor other than the Servicing Fee. The Trustee Fee and the other fees and expenses of the Trustee payable pursuant to Section 11.5 of the Pooling Agreement during any Settlement Period shall be payable by the Servicer solely out of the Servicing Fee paid to the Servicer with respect to such Settlement Period. In no event shall the Servicer be liable for any federal, state or local income or franchise tax, or any interest or penalties with respect thereto, assessed on the Trust, the Trustee or the Participants except as expressly provided herein. To the extent provided in Article VII of the Pooling Agreement, or in the event that the Servicer fails to pay any amount due to the Trustee pursuant to Section 11.5 of the Pooling Agreement, the Trustee shall be entitled, in addition to any other rights it may have under law, to receive such amounts from the Servicing Fee prior to the payment thereof to the Servicer.

          (b) The Servicer hereby agrees and acknowledges that all Collections on account of Non-governmental Receivables sold to Finco shall be deposited directly into the Hospital Concentration Account or the Master Receivables Account on the date of receipt thereof. Payments in respect of Non-Governmental Receivables in the form of electronic or wire transfers shall be made to the Master Receivables Account. Except as provided in the following sentence, all Collections on account of Governmental Receivables sold to Finco shall be paid to the Hospital and deposited directly into the applicable Hospital Concentration Account on the date of receipt thereof. Collections from Obligors on Governmental Receivables in the form of electronic or wire transfers to UHS, for the benefit of a Hospital, shall be made directly to the Master Receivables Account. Available Collections received in the Hospital Concentration Accounts shall be transferred within one Business Day of receipt to the Master Receivables Account. Amounts so transferred or otherwise received in the Master Receivables Account prior to the close of business on any Business Day shall be transferred to the Collateral Account at the close of business on the Business Day received. Amounts received in the Master Receivables Account after the close of business on any Business Day or on any day which is not a Business Day shall be transferred to the Collateral Account at the close of business on the next succeeding Business Day. Except as provided in Section 3.1(i), the Servicer shall not transfer, or permit to be transferred, any amount from any Hospital Concentration Account or the Master Receivables Account other than to the Collateral Account. Subject to Section 3.1(h), all such Collections received will be endorsed by the Servicer in the name of the Hospital where required.

          (c) The obligation of UHS Delaware to service the Receivables is personal to UHS Delaware and the parties recognize that another Person may not be qualified to perform such obligations. Accordingly, UHS Delaware's obligation to service the Receivables hereunder, to the extent permitted by applicable law, shall be specifically enforceable and shall be absolute and unconditional in all circumstances, including, without limitation, after the occurrence and during the continuation of any Exclusion Event or Early Amortization Event; provided, however, that a Successor Servicer may be appointed pursuant to Article IV; and provided, further, that nothing contained in this Agreement shall be construed to prevent UHS from performing any obligation hereunder in accordance with the terms of the Guarantee. The provisions of this Section 3.1(c) shall not preclude UHS Delaware from subcontracting any or all of its responsibilities hereunder so long as UHS Delaware shall retain supervisory control of any such subcontractor and UHS Delaware shall obtain the consent of Finco and the Trustee prior to entering into such subcontracting arrangement. UHS Delaware shall insure, as a condition precedent to entering such subcontracting arrangement, that each such subcontractor shall agree to service the Receivables in accordance with all Requirements of Law and pursuant to the terms of this Agreement and the related Sale and Servicing Agreements, including, without limitation, such terms as are related to Collections in respect of Governmental Receivables and Non-governmental Receivables. Notwithstanding the immediately preceding sentence, UHS Delaware shall be fully responsible to Finco and the Interested Parties for any and all acts or failures to act of any such subcontractor to the same extent as if UHS Delaware were performing or directly responsible for such subcontractor's duties and responsibilities.

          (d) The Servicer shall not resign from the obligations and duties hereby imposed on it as Servicer except upon determination that (i) the performance of its duties hereunder is no longer permissible under applicable law and (ii) there is no reasonable action which the Servicer could take to make the performance of its duties hereunder permissible under applicable law. Any such determination permitting the resignation of the Servicer shall be evidenced as to clause (i) above by an opinion of counsel to the Servicer to such effect and as to clause (ii) above by a certificate of an Authorized Officer of the Servicer, in each case addressed to Finco, the Trustee and the Participants. No such resignation shall become effective until a Successor Servicer shall have assumed the responsibilities and obligations of the Servicer in accordance with Section 4.4.

          (e) The Servicer shall have the power and authority, with notice to Finco, to make such changes in contracts, agreements and terms in respect of any Purchased Receivable as the Servicer, on behalf of Finco, may reasonably deem advisable to the extent that (i) the Servicer shall reasonably believe that such changes in contracts, agreements or terms in respect of any Purchased Receivables will increase the collectibility of such Receivable without extending the payment date, so long as (A) such change is in accordance with the Credit and Collection Policy and consistent with past practice and (B) such change shall not have a disproportionate effect on the Purchased Receivables as compared with Receivables (or future Receivables) not sold to Finco; and (ii) the Servicer, in the event that such Purchased Receivable becomes an Uncollectible Receivable, shall reasonably believe that such change of contracts, agreements or terms will improve the collectibility of such Uncollectible Receivable; provided that no such change permitted by clause (i) or (ii) shall, in the reasonable belief of Finco, result in an Exclusion Event or an Early Amortization Event; and provided, further, that no such change shall cause the Borrowing Base to be less than the sum of (A) the TRIPs Capital, (B) the Face Amount of Commercial Paper Outstanding and (C) the principal amount of Loans Outstanding. In the enforcement or collection of any such Purchased Receivable, the Servicer shall be entitled to sue thereon in its own name, if possible, or, if, and only if, Finco or the Trustee consents in writing, as agent of Finco or the Trustee, as the case may be.

          (f) Subject to Section 3.1(e), the Servicer shall not change the terms of the payor contracts and agreements relating to the Purchased Receivables and related Transferred Property or its normal policies and procedures with respect to the servicing thereof (including without limitation the amount and timing of finance charges, fees and write-offs).

          (g) Finco hereby irrevocably grants to the Servicer an irrevocable power-of-attorney, which power is coupled with an interest, with full power of substitution, to take in the name of Finco or in its own name all steps necessary or advisable to endorse, negotiate or otherwise realize upon any writing or other report of any kind held or owned by Finco or transmitted to or received by the Servicer as payment on account or otherwise in respect of any Purchased Receivables. Finco shall execute and deliver to the Servicer such additional powers-of-attorney as the Servicer may deem necessary or appropriate to enable the Servicer to endorse for payment any check, draft or other instrument delivered in payment of any amount under or in respect of the Purchased Receivables.

          (h) If, at any time, the Servicer receives any Collections on account or otherwise in respect of Non-governmental Receivables, the Servicer shall hold such Collections in trust for the benefit of Finco and the Interested Parties and shall use its best efforts not to commingle any such amounts with any other funds or property held by the Servicer other than

Collections and the Servicer shall cause such Collections (properly endorsed, where required, so that such items may be collected by Finco) to be paid over or delivered to the Trustee (as soon as practicable and in any event within one Business Day) pursuant to the terms of Section 7.1 of the Pooling Agreement, which transmission or delivery shall occur forthwith after any such Collections shall have been identified by the Servicer as being on account of such a Purchased Receivable. If, and at any time, the Servicer receives any such Collections in respect of Governmental Receivables, the Servicer shall transfer all such amounts to the related Hospital payee for immediate deposit by such Hospital into the appropriate Hospital Concentration Account or the Master Receivables Account.

          (i) The Servicer agrees that it shall use its best efforts to ensure that only Collections on Purchased Receivables are deposited into the Hospital Concentration Accounts and the Master Receivables Account. Finco agrees that, promptly following the establishment to the satisfaction of the Servicer and any Hospital that any funds received in any Hospital Concentration Account or the Master Receivables Account do not constitute Collections on Purchased Receivables, including any payments on Receivables which have been reassigned to such Hospital and any payments to such Hospital not in respect of Receivables, to the extent such funds are available in the Hospital Concentration Account, the Master Receivables Account or the Collateral Account, the Servicer shall remit, or cause the Trustee to remit, such funds to such Hospital in immediately available funds. In the event that the Servicer and any Hospital are unable to determine whether funds received by the Servicer or such Hospital constitute Collections on Purchased Receivables, such funds shall be deposited in the Hospital Concentration Account or the Master Receivables Account and transferred in accordance with
Section 3.1(b) hereof and Article V of the applicable Sale and Servicing Agreement.

          (j) The Servicer shall cause each written contract entered into by any Hospital after the Initial Closing Date with a third-party payor in respect of Non-governmental Receivables to permit the assignment of payments thereunder pursuant to the terms of this Agreement and the Operative Documents. In the alternative the Servicer shall promptly (A) notify Finco of any insurance provider or other third-party payor which becomes an Obligor after the Initial Closing Date pursuant to a written contract or arrangement which purports to prohibit the assignment of any rights of any Hospital under such contract or arrangement without the consent of such Obligor and (B) deliver or cause to be delivered to such Obligor a Notice of Assignment from each Hospital party to any such contract or arrangement and receive a Confirmation in respect thereof as may be required by Finco or its counsel and
(ii) comply with all other reasonable requests of Finco with respect to the Security Filings.

          The Servicer shall also cause each invoice sent after the Initial Closing Date to each insurance carrier or third party intermediary to include a notice that the amount payable under such invoice has been assigned to Finco and its assignees, including the Trustee, and that future amounts payable by such insurance carrier will be so assigned.

          Section 3.2. Delivery of Settlement Date Statement. On each Settlement Date the Servicer shall report to Finco, the Trustee and such other Persons as Finco or the Trustee may designate, by delivering to them, by 1:00 p.m. (New York City time) on such Settlement Date, the Settlement Date Statement, substantially in the form of Exhibit A hereto (the "Settlement Date Statement"), with a certificate, substantially in the form of Exhibit B hereto (the "Servicer's Certificate"), covering the Settlement Period next preceding such Settlement Date.

          Section 3.3. Settlement Date Statement. The Servicer shall set forth in the Settlement Date Statement:

          (a) all Collections respecting Purchased Receivables and Financible Receivables owned by Finco that have been collected during the Settlement Period immediately preceding the Settlement Date;

          (b) the aggregate Outstanding Balance of Purchased Receivables, the aggregate Outstanding Balance of Eligible Receivables and the aggregate Outstanding Balance of all Financible Receivables then owned by Finco (and in respect of which the Participants have acquired the Participations) as of the last day of the immediately preceding Settlement Period, in each case determined in accordance with GAAP and based on all Receivables created and outstanding on such last day, whether or not invoiced;

          (c) the aggregate amount of all adjustments to the Purchase Prices to be paid by Finco to the Hospitals on such date;

          (d) the aggregate balance of all Receivables which were included as Financible Receivables and which became Uncollectible Receivables during the immediately preceding Settlement Date and all Uncollectible Amounts arising during the immediately preceding Settlement Date in respect of Receivables included as Financible Receivables during such Settlement Period;

          (e) the Loss-to Liquidation Ratio, the Loss Factor, the Sheffield Yield Factor Amount, the TRIPs Yield Factor Amount, the Monthly Program Expense Amount and the aggregate fees and expenses scheduled to accrue during the Average Financible Turnover Period, each calculated as of the last day of the immediately preceding Settlement Period;

          (f) costs, expenses, fees, taxes, indemnities and other amounts payable from the Collateral Account and due to be paid on the related Transfer Date pursuant to Section 7.3(a) of the Pooling Agreement;

          (g) the Average Pool Turnover Period and the Average Financible Turnover Period as of the last day of the immediately preceding Settlement Period;

          (h) the Delinquency Ratio as of the last day of the immediately preceding Settlement Period; and

          (i) the aggregate amount of all liabilities reflected on the periodic cost reports of all UHS Entities for each of the three most recent reporting periods; the aggregate amount of Collections received during each Settlement Period in the preceding fiscal year in respect of Self-pay Receivables; and any other information required to determine the Offset Reserve.

          The Servicer shall set forth its determinations in each Settlement Date Statement, which shall contain the numbers, amounts or information called for in each of clauses (a) through (h) above and any additional calculations as the Rating Agencies may reasonably require.

          Section 3.4. Record of Collections. The Servicer shall keep a computer record of all Collections on Purchased Receivables owned by Finco and deposited in the Collateral Account.

          Section 3.5. Servicer Daily Statement. (a) As of the close of business on each Business Day, the Servicer shall determine, and set forth its determinations in a statement substantially in the form of Exhibit C (a "Servicer Daily Statement") as to:

          (i) the aggregate Purchased Receivables, Financible Receivables and the estimated amount of Eligible Receivables owned by Finco and in which the Participants have acquired the Participations, and all required adjustments thereto, as of the end of the preceding Business Day and all Collections received on Purchased Receivables, Eligible Receivables and Financible Receivables;

              (ii) amounts in the Collateral Account as of the end of the prior Business Day, all Available Cash Collections and other funds received in the Collateral Account since the preceding Business Day and all transfers to the Sub-accounts required to be made since the prior Business Day;

             (iii) the aggregate Outstanding Balances of all Purchased Receivables, Eligible Receivables and Financible Receivables purchased on such Business Day and to be paid for on the Statement Delivery Day and the aggregate Outstanding Balances of Purchased Receivables, Eligible Receivables and Financible Receivables in the Receivables Pool after giving effect to such purchases;

              (iv) the Purchase Price of all Receivables to be paid for on the Statement Delivery Day, the aggregate amount of cash available in the Collateral Account to be paid and the Subordinated Notes to be issued to the Hospitals in respect thereof on the Statement Delivery Day;

          (v) the Servicer's calculations in respect of the Offset Reserves, the Yield Reserves, the Loss Reserves, the Fee/Expense Reserves and the Required Coverage Amount as of such Business Day;

          (vi) the amount of all Deleted Receivables purchased on such Business Day to be paid for on the Statement Delivery Day; and

          (vii) such additional calculations as the Trustee or Sheffield shall reasonably require;

it being understood that cash deposited from Collections in the Collateral Account shall not be deemed to be available for the purposes of calculating the Borrowing Base or for the determination of any payments to be made to any of UHS Delaware, Finco or any Hospital until the identification of the Receivables to which such Collections relate.

          (b) The Servicer shall deliver to Finco, the Trustee and such other Persons as Finco or the Trustee may designate, by 1:00 p.m. New York City time on each Business Day (the "Statement Delivery Day"), the Servicer Daily Statement prepared as of the close of business on the previous Business Day, certified by an Authorized Officer of the Servicer; the Trustee and each of the other Interested Parties shall rely on such Servicer Daily Statement in respect of all actions under this Agreement and the other Operative Documents. Each such Servicer Daily Statement shall also contain all information as the Trustee shall require, pursuant to the terms of the Pooling Agreement, to pay all Sheffield Capital and TRIPs Capital of, and all Yield on, all Commercial Paper Notes, Loans and TRIPs, to retain all required amounts in the Collateral Account, each sub-account of the Collateral Account and each Other Account, to purchase Receivables and to make all other payments and transfers, all in accordance with the terms and conditions of the Pooling Agreement. The Servicer shall furnish to the Trustee such further information as it may require in connection with the preparation of the Servicer Daily Statement.

          Section 3.6. Deleted Receivables. (a) On each Purchase Date, the Servicer shall, in its discretion, designate certain Receivables purchased by Finco on such Purchase Date and to be paid for by Finco on the Statement Delivery Day as Deleted Receivables, which Deleted Receivables shall be excluded from the pool of Financible Receivables; provided, however, that the Servicer shall not so exclude Deleted Receivables from the Financible Pool

Balance if, as a result of such designation and exclusion, the quality and collectibility (including as a result of the credit quality of the Obligors on the Financible Receivables) of the pool of Financible Receivables would reasonably be expected to be any worse than the quality and collectibility (including as a result of the credit quality of the Obligors on the Eligible Receivables) of the pool of Eligible Receivables.

          (b) The aggregate Outstanding Balance of Deleted Receivables identified on each Business Day shall be included in the Daily Servicer Statement delivered by the Servicer on the related Statement Delivery Day. Such disclosure shall constitute a representation and warranty by the Servicer that, after giving effect to the exclusion of such Deleted Receivables from the pool of Financible Receivables, the quality and collectibility (including as a result of the credit quality of the Obligors on the Financible Receivables) of the pool of Financible Receivables is no worse than the quality and collectibility (including as a result of the credit quality of the Obligors on the Eligible Receivables) of the pool of Eligible Receivables.

          (c) The designation by the Servicer of any Purchased Receivable as a Deleted Receivable is irrevocable, and no such Deleted Receivable shall be considered a Financible Receivable or included in the Financible Pool Balance for any purpose.

          Section 3.7. Master Receivables Account. UHS has previously established an account with Continental (the "Master Receivables Account") into which Collections received from Obligors by means of electronic transfers shall be deposited by such Obligors. The Master Receivables Account has been designated as an account in the name of UHS, for the benefit of UHS, the Hospitals, Finco and the Interested Parties. The Servicer hereby represents and warrants that set forth on Schedule II hereto is the name, location and account number of the Master Receivables Account. The Servicer shall not, and shall not permit any other Person to, establish, terminate or change the Master Receivables Account designated on Schedule II, unless such action is in conformity with all Requirements of Law and the prior written consent of Finco and the Trustee has been obtained. At any time that the Servicer receives notice that an Early Amortization Event shall have occurred and is continuing, the Servicer agrees, to the extent permitted by applicable Requirements of Law, to immediately take all actions necessary, upon receipt of indemnification satisfactory to it and written directions from Finco or the Trustee as to the nature of such actions to direct those Obligors making payments into the Master Receivables Account to make all payments on the Receivables to an Additional Account or directly to the Trustee for deposit in the Collateral Account.

                                  ARTICLE IV

                   EVENTS OF DEFAULT; SERVICING TERMINATION

          Section 4.1. Events of Default. The occurrence and continuation of any one of the following events shall be an "Event of Default" under this
Agreement:

          (a) The entry of a decree or order for relief by a court having jurisdiction in respect of the Servicer in an involuntary case under the federal bankruptcy laws, as now or hereafter in effect, or any other present or future federal or state bankruptcy, insolvency or similar law, or appointing a receiver, liquidator, assignee, trustee, custodian, sequestrator or other similar official of the Servicer or of any substantial part of its property, or ordering the winding up or liquidation of the affairs of the Servicer and the continuance of any such decree or order unstayed and in effect for a period of 60 consecutive days; or

          (b) The Servicer shall (i) become insolvent or admit in writing its inability to pay its debts as they come due, (ii) commence a voluntary case under the federal bankruptcy laws, as now or hereafter in effect, or any other present or future federal or state bankruptcy, insolvency or similar law, (iii) consent to the appointment of, or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator or other similar official of the Servicer or of any substantial part of its property, (iv) make an assignment for the benefit of creditors, (v) fail generally to pay its debts as such debts become due or (vi) take any corporate action in furtherance of any of the foregoing; or

          (c) The Servicer shall fail to pay any amount required to be paid by it under this Agreement or transfer to the Trustee any amount collected by the Servicer in accordance with the terms of this Agreement; or

          (d) There shall occur a material default by the Servicer in the observance or performance of any other covenant or agreement in this Agreement, and such default shall continue unremedied for a period of 30 days following notice given by Finco or any Interested Party to the Servicer; or

          (e) Any of the representations or warranties by the Servicer contained in this Agreement shall prove to have been incorrect when made or deemed made in any material respect; or

          (f) A material adverse change in the business, operations, property or financial or other condition of the Servicer and its Subsidiaries taken as a whole shall have occurred and such change shall materially adversely affect its ability to perform its obligations, hereunder; or

          (g) The Guarantee shall at any time fail to be in full force and effect.

          Section 4.2. Remedies. Following the occurrence of an Event of Default hereunder Finco or the Trustee may, by notice given in writing to the Servicer (a "Servicer Termination Notice"), terminate all of the rights and obligations of the Servicer, as Servicer, under this Agreement. Notwithstanding any termination of the rights and obligations of the Servicer pursuant to this Section 4.2, the Servicer shall remain responsible for any acts or omissions to act by it as Servicer prior to such termination.

          Section 4.3. Successor Servicer. (a) On the date that a Successor Servicer shall have been appointed by Finco and the Trustee pursuant to
Section 4.4, all authority and power of the then Servicer under this Agreement shall pass to and be vested in a Successor Servicer; and, without limitation, each of Finco and the Trustee are hereby authorized and empowered (upon the failure of the Servicer to cooperate) to execute and deliver, on behalf of the Servicer, as attorney-in-fact or otherwise, all documents and other instruments upon the failure of the Servicer to execute or deliver such documents or instruments, and to do and accomplish all other acts or things necessary or appropriate to effect the purposes of such transfer of servicing rights.

          (b) The Servicer agrees to cooperate with Finco and the Successor Servicer in effecting the termination of the responsibilities and rights of the Servicer to conduct servicing hereunder, including, without limitation, the transfer to such Successor Servicer of all authority of the Servicer to service the Receivables provided for under this Agreement, including, without limitation, all authority to receive Collections which shall on the date of transfer be held by the Servicer for deposit, or which shall thereafter be received with respect to the Receivables.

          (c) Subject to any Requirement of Law, the Servicer shall promptly transfer its electronic records (including, without limitation, the related computer programs necessary to use such electronic records) and all other records relating to the Receivables and the Transferred Property to the Successor Servicer in such electronic form or other forms as the Successor Servicer may reasonably request and shall promptly transfer to the Successor Servicer all other records, correspondence and documents necessary for the continued servicing of the Receivables in the manner and at such times as the Successor Servicer shall reasonably request. To the extent that compliance with this Section 4.3 shall require the Servicer to disclose to the Successor Servicer information of any kind which the Servicer reasonably deems to be confidential or subject to license, the Successor Servicer shall be required to enter into such customary licensing and confidentiality agreements as the Servicer shall deem necessary to protect its interest.

          (d) At any time following the designation of the Successor Servicer, any Successor Servicer shall be authorized to take any and all steps in UHS Delaware's name as Servicer and on behalf of UHS Delaware necessary or desirable (subject to laws, rules and regulations regarding patient confidentiality), in the determination of the Successor Servicer, to collect all amounts due under any and all Receivables, including, without limitation, endorsing UHS Delaware's name on checks and other instruments representing Collections and enforcing the Receivables.

          Section 4.4. Appointment of Successor. (a) Notwithstanding the receipt by a Servicer of a Servicer Termination Notice or the resignation of a Servicer pursuant to Section 3.1(d), the Servicer shall continue to perform all of its obligations under this Agreement until the later of (i) the appointment of a Successor Servicer or (ii) the date specified in the Servicer Termination Notice or otherwise specified by Finco or the Trustee in writing or, if no such date is specified in the Servicer Termination Notice, or otherwise specified by Finco or the Trustee, until a date mutually agreed upon by the Servicer, Finco and the Trustee. Finco and the Trustee shall (as promptly as possible after the giving of a Servicer Termination Notice or the resignation of a Servicer pursuant to Section 3.1(d)) appoint a successor servicer (the "Successor Servicer") and such Successor Servicer shall accept its appointment by a written assumption in a form acceptable to Finco and the Trustee. Such Successor Servicer, as a condition precedent to its appointment, shall represent, warrant and covenant on its behalf to each of Finco and the Trustee, for the benefit of the Participants, the representations, warranties and covenants in Section 2.1 in a writing satisfactory to Finco and the Trustee in their sole discretion. Finco and the Trustee may obtain bids from any potential Successor Servicer.

          (b) Upon its appointment, the Successor Servicer shall be the successor in all respects to the Servicer with respect to servicing functions under this Agreement and shall be subject to all the responsibilities, duties and liabilities relating thereto placed on UHS Delaware or the Servicer by the terms and provisions hereof, and all references in this Agreement to UHS Delaware or the Servicer shall be deemed to refer to the Successor Servicer. Any Successor Servicer, by its acceptance of its appointment, will automatically agree to be bound by the terms and provisions of the Operative Documents, if any are applicable.

          (c) In connection with the appointment of a Successor Servicer, Finco may make such arrangements to compensate the Successor Servicer out of Collections as it and such Successor Servicer shall agree; provided, however, that the priority of payment of such compensation shall be determined pursuant to Sections 7.2 and 7.3 of the Pooling Agreement and that no such compensation shall be in excess of the Servicing Fee paid to UHS Delaware.

          (d) All authority and power granted to any Successor Servicer under this Agreement shall automatically cease and terminate upon the termination of this Agreement and upon payment of all amounts due the parties under the Sale and Servicing Agreements, the Pooling Agreement and the other Operative Documents and shall pass to and be vested in UHS Delaware and, without limitation, UHS Delaware is hereby authorized and empowered to execute and deliver, on behalf of the Successor Servicer, as attorney-in-fact or otherwise, all documents and other instruments, and to do and accomplish all other acts or things necessary or appropriate to effect the purposes of such transfer of servicing rights. The Successor Servicer shall transfer its electronic records relating to the Receivables to UHS Delaware in such electronic form as UHS Delaware may reasonably request and shall transfer all other records, correspondence and documents to UHS Delaware in the manner and at such times as UHS Delaware shall reasonably request.

          Section 4.5. Monitoring. If Finco and the Trustee shall be unable to replace the Servicer with a Successor Servicer, Finco and the Trustee shall have the right to appoint a firm of public accountants to monitor the servicing of the Receivables by the Servicer and to furnish to Finco and the Trustee, at the expense of the Servicer, such letters, certificates or reports thereon as Finco and the Trustee shall reasonably request. The Servicer shall cooperate with such firm in the subsequent monitoring of its servicing of the Receivables pursuant to this Agreement notwithstanding that any fees in connection therewith shall be the expense of Finco.

                                   ARTICLE V

                                 MISCELLANEOUS

          Section 5.1. Notices, Etc. Except where telephonic instructions or notices are authorized herein to be given, all notices, demands, instructions and other communications required or permitted to be given to or made upon any party hereto shall be in writing and shall be personally delivered or sent by registered, certified or express mail, postage prepaid, return receipt requested, or by telecopy (with voice confirmation thereof) or telegram (with messenger delivery specified in the case of a telegram) and shall be deemed to be given for purposes of this Agreement when such personal delivery is made or such return receipt or confirmation is received by the party giving such notice, demand, instruction or other communication. Unless otherwise specified in a notice sent or delivered in accordance with the foregoing provisions of this Section, notices, demands, instructions and other communications in writing shall be given to or made upon the respective parties hereto at their respective addresses (or to their respective telecopy numbers) indicated below, and, in the case of telephonic instructions or notices, by calling the telephone number or numbers indicated for such party below:

          If to Finco:

               UHS Receivables Corp.
               27292 Calle Arroyo, Suite B
               San Juan Capistrano, California  92675
               Attention:  President
               Tel. No.: 714-661-9323
               Telecopier No.: 714-661-9445

          with a copy to:

               UHS Receivables Corp.
               c/o Universal Health Services, Inc.
               367 South Gulph Road
               King of Prussia, PA  19406

          If to UHS Delaware:

               UHS of Delaware, Inc.
               367 South Gulph Road
               King of Prussia, PA  19406
               Attention:
               Tel. No.:  215-768-3300
               Telecopier No.: 215-768-3336

          If to the Trustee:

               Continental Bank, National Association
               231 South LaSalle Street, 7th Floor
               Chicago, Illinois 60697
               Attention: Steve Charles
               Tel. No.:  (312) 828-7321
               Telecopier No.:  (312) 828-6528

          Section 5.2. Successors and Assigns. This Agreement shall be binding upon the Servicer, Finco and the Trustee and their respective successors and assigns and shall inure to the benefit of the Servicer, Finco and the Trustee and their respective successors and assigns; provided that except as provided hereunder the Servicer shall not assign any of its rights or obligations hereunder without the prior written consent of Finco. Except as expressly permitted hereunder or in any of the Operative Documents, Finco shall not assign any of its rights or obligations hereunder without the prior written consent of the Trustee.

          Section 5.3. Severability Clause. Any provisions of this Agreement which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          Section 5.4. Amendments. This Agreement may not be modified, amended, waived, supplemented or surrendered except pursuant to a written instrument executed by the Servicer, Finco and the Trustee, and then such amendment, modification, supplement or waiver shall be effective only in the specific instance and for the specific purpose given. If any such amendment, modification, supplement or waiver shall be so consented to by Finco and the Trustee, the Servicer agrees, promptly following a request by Finco or the Trustee, to execute and deliver in its own name, and at its own expense, such instruments, consents and other documents as Finco and the Trustee may deem necessary or appropriate in the circumstances.

          Section 5.5. The Servicer's Obligations. It is expressly agreed that, anything contained in this Agreement to the contrary notwithstanding, the Servicer shall be obligated to perform all of its obligations hereunder to the same extent as if the Interested Parties had no interest therein and neither Finco, the Trustee nor any Interested Party shall have obligations or liability under the Purchased Receivables to any Obligor thereunder by reason of or arising out of this Agreement, nor shall Finco, the Trustee or any Interested Party be required or obligated in any manner to perform or fulfill any of the obligations of the Servicer in connection with any Receivables.

          Section 5.6. No Recourse. (a) No directors or officers or employees or agents of the Servicer shall be under any liability to Finco, the Hospitals, the Interested Parties, the CP Holders or any other Person for any action of the Servicer hereunder pursuant to this Agreement; provided, however, that this provision shall not protect the Servicer or any such Person against any liability which would otherwise be imposed by reason of willful misfeasance, bad faith or gross negligence in the performance of duties or by reason of reckless disregard of obligations and duties hereunder.

          (b) The obligations of the Interested Parties, if any, under this Agreement are solely the corporate obligations of such entities. No recourse shall be had for the payment of any amount owing in respect of this Agreement or for the payment of any fee hereunder or for any other obligation or claim arising out of or based upon this Agreement against any such entity or against any stockholder, employee, officer, director or incorporator thereof.

          Section 5.7. Further Assurances. The Servicer agrees to do such further acts and things and to execute and deliver to Finco and the Trustee such additional assignments, agreements, powers and instruments as are required by Finco to carry into effect the purposes of this Agreement or to better assure and confirm unto Finco its rights, powers and remedies hereunder.

          Section 5.8. Termination. (a) The Servicer's obligations under this Agreement shall terminate with respect to any Hospital upon the termination of the related Sale and Servicing Agreement and all Purchased Receivables owned by Finco and purchased from such Hospital having been paid in full or having become Uncollectible Receivables; provided, however, that the Servicer shall continue to be obligated to do all things necessary to collect such Uncollectible Receivables and to apply Collections with respect thereto that it receives in the manner provided in this Agreement and to perform its obligations hereunder with respect thereto.

          (b) This Agreement shall terminate (whether on account of a Early Amortization Event or otherwise) when the Outstanding Balance of all Purchased Receivables which are Outstanding Receivables shall be reduced to zero, provided that the Servicer shall continue to be obligated to do all things necessary to collect on all Uncollectible Receivables and to apply all Collections that it receives with respect thereto in the manner provided in this Agreement and to perform its obligations hereunder with respect thereto.

          (c) The representations and warranties of the Servicer hereunder shall survive the execution and delivery of this Agreement and the purchase of the Participations.

          Section 5.9. Consent to Assignment; Third Party Beneficiaries. (a) The Servicer acknowledges that all of Finco's right, title and interest in the obligations of the Servicer to Finco and the rights of Finco against the Servicer under this Agreement have been assigned, transferred and otherwise conveyed by Finco to the Trustee, for the benefit of the Participants, pursuant to the terms and conditions of the Pooling Agreement. The Servicer hereby agrees and acknowledges that Sheffield shall assign to the Liquidity Agent, for the benefit of the Liquidity Banks, all of Sheffield's right, title and interest in, to and under this Agreement. The Servicer consents to such assignment and transfer to the Trustee and by Sheffield to the Liquidity Agent and agrees that the Participants (or upon notice by Sheffield or the Liquidity Agent of a default under the Liquidity Agreement or the Security Agreement, and to the extent provided in the Pooling Agreement, the TRIPS Holders and the Liquidity Agent) and the Trustee shall be entitled to enforce the terms of this Agreement directly against the Servicer, whether or not any Early Amortization Event or Exclusion Event shall have occurred. The Servicer and Finco further agree that (i) the Servicer will not take any action (other than those actions which are consistent with its obligations hereunder and which occur in the normal course of its operations) without the prior consent of the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) or the Trustee and (ii) in respect of its obligations hereunder the Servicer will act at the direction of and in accordance with all requests and instructions of the Trustee and the Participants (or the TRIPs Holders and the

Liquidity Agent, as the case may be). Finco and the Servicer hereby agree that, in the event of any conflict of requests or instructions to the Servicer between Finco on the one hand and the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) or the Trustee, on the other hand, the Servicer will at all times act in accordance with the requests and instructions of the Participants(or the TRIPs Holders and the Liquidity Agent, as the case may be) or the Trustee, and in the event of any conflict of requests or instructions among Participants, Finco shall act in accordance with the instructions of the Trustee. The Servicer, Finco and the Trustee agree that in the event of any conflict of requests or instructions to the Servicer between Sheffield and the Liquidity Agent, the Servicer will at all times act in accordance with the requests and instructions of the Liquidity Agent.

          (b) Notwithstanding anything hereunder to the contrary, each Interested Party shall have the rights of a third-party beneficiary hereunder.

          (c) Each of Finco, the Trustee and the Servicer acknowledges that Sheffield has appointed Barclays to act as Managing Agent. Unless otherwise instructed by Sheffield, copies of all notices, requests, demands and other documents to be delivered to Sheffield pursuant to the terms hereof shall be delivered to the Managing Agent. Unless otherwise instructed by Sheffield, all notices, requests, demands and other documents to be executed or delivered, and any action to be taken, by Sheffield pursuant to the terms hereof may be executed, delivered and/or taken by the Managing Agent. The rights and responsibilities of the Managing Agent under this Agreement with respect to any action taken by the Managing Agent or the exercise or non-exercise by the Managing Agent of any option, right, request, judgment or other right or remedy provided to Sheffield herein or resulting or arising out of this Agreement shall, as between the Managing Agent and Sheffield, be governed by such agreements with respect thereto as may exist from time to time between them, but, as between the Managing Agent and the parties to this Agreement, the Managing Agent shall be conclusively presumed to be acting as agent for Sheffield, with full and valid authority so to act or refrain from acting, and neither Finco, the Trustee nor the Servicer shall be under any obligation or entitlement to make any inquiry respecting such authority.

          Section 5.10. Counterparts. This Agreement may be executed in any number of copies, and by the different parties hereto on the same or separate counterparts, each of which shall be deemed to be an original instrument.

          Section 5.11. Headings. Section headings used in this Agreement are for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

          Section 5.12. No Bankruptcy Petition. Each of the parties hereto covenants and agrees that prior to the date which is one year and one day after the Aggregate Capital has been reduced to zero and all other amounts due under or in connection with the Operative Documents have been paid, it will not institute against, or join any other Person in instituting against, Finco or Sheffield any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings under any federal or state bankruptcy or similar law.

          Section 5.13. Servicer May Act Through Agents. Subject to the terms and conditions of this Agreement, the Servicer may exercise any of its rights or perform any of its duties hereunder through agents of its choosing, and any action so taken shall have the same force and effect as if taken by the Servicer directly.

          Section 5.14. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAW OF THE STATE OF NEW YORK WITHOUT REFERENCE TO CONFLICTS OF LAW RULES OF THE STATE OF NEW YORK.

          Section 5.15. No Waiver; Cumulative Remedies. No failure to exercise, and no delay in exercising, on the part of Finco or any Interested Party, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exhaustive of any rights, remedies, powers and privileges provided by law.

          Section 5.16. SUBMISSION TO JURISDICTION; VENUE; WAIVER OF JURY TRIAL; SERVICE OF PROCESS. (a) EACH OF THE SERVICER AND UHS DELAWARE (FOR ITSELF AND ITS RESPECTIVE SUCCESSORS AND ASSIGNS) HEREBY IRREVOCABLY SUBMITS, FOR ITSELF AND ITS PROPERTY, TO THE JURISDICTION OF THE STATE COURTS OF THE STATE OF NEW YORK AND TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, FOR THE PURPOSES OF ANY SUIT, ACTION OR OTHER PROCEEDING ARISING OUT OF OR BASED UPON THIS AGREEMENT OR THE SUBJECT MATTER HEREOF BROUGHT BY FINCO OR ANY INTERESTED PARTY. EACH OF THE SERVICER AND UHS DELAWARE (FOR ITSELF AND ITS SUCCESSORS AND ASSIGNS) TO THE EXTENT PERMITTED BY ANY REQUIREMENTS OF LAW (A) HEREBY WAIVES, AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE, OR OTHERWISE, IN ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT, ANY CLAIM THAT IT IS NOT SUBJECT PERSONALLY TO THE JURISDICTION OF THE ABOVE-NAMED COURTS, THAT ITS PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER OR THAT THIS AGREEMENT OR THE SUBJECT MATTER HEREOF MAY NOT BE ENFORCED IN OR BY SUCH COURT, AND (B) HEREBY WAIVES THE RIGHT TO ASSERT IN ANY SUCH ACTION, SUIT OR PROCEEDING ANY OFFSETS OR COUNTERCLAIMS EXCEPT COUNTERCLAIMS THAT ARE COMPULSORY OR OTHERWISE ARISE FROM

THE SAME SUBJECT MATTER. THE SERVICER AND UHS DELAWARE HEREBY AGREE THAT SERVICE OF ANY AND ALL PROCESS AND OTHER DOCUMENTS ON THE SERVICER OR UHS DELAWARE, AS THE CASE MAY BE, MAY BE EFFECTED BY CERTIFIED OR REGISTERED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL) TO ITS RESPECTIVE ADDRESS AS SET FORTH ON SCHEDULE I AND SUCH SERVICE SHALL CONSTITUTE VALID AND EFFECTIVE SERVICE AGAINST UHS DELAWARE OR THE SERVICER, AS THE CASE MAY BE. EACH OF THE SERVICER AND UHS DELAWARE AGREES THAT ITS SUBMISSION TO JURISDICTION AND CONSENT TO SERVICE OF PROCESS BY MAIL IN ANY SUCH ACTION, SUIT OR PROCEEDING SHALL BE CONCLUSIVE, AND MAY BE ENFORCED IN ANY OTHER JURISDICTION (A) BY SUIT, ACTION OR PROCEEDING ON THE JUDGMENT, A CERTIFIED OR TRUE COPY OF WHICH SHALL BE CONCLUSIVE EVIDENCE OF THE FACT AND THE AMOUNT OF INDEBTEDNESS OR LIABILITY THEREIN DESCRIBED OR (B) IN ANY OTHER MANNER PROVIDED BY OR PURSUANT TO THE LAWS OF SUCH OTHER JURISDICTION, PROVIDED, HOWEVER, THAT ANY OF FINCO OR ANY INTERESTED PARTY MAY AT ITS OPTION BRING SUIT, OR INSTITUTE OTHER JUDICIAL PROCEEDINGS AGAINST THE SERVICER OR UHS DELAWARE OR ANY OF ITS RESPECTIVE ASSETS IN ANY STATE OR FEDERAL COURT OF THE UNITED STATES OR OF ANY COUNTRY OR PLACE WHERE THE SERVICER OR UHS DELAWARE OR SUCH ASSETS MAY BE FOUND.

          (b) EACH OF THE SERVICER, UHS DELAWARE, FINCO, THE TRUSTEE (AND THEIR RESPECTIVE SUCCESSORS AND ASSIGNS) HEREBY WAIVES ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY OF THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT.

          (c)  THIS SECTION 5.16 SHALL SURVIVE THE TERMINATION OF THIS
AGREEMENT.

          Section 5.17. Indemnification. If at any time any demand, claim, cause of action, damage or liability or any action or other legal proceeding (collectively a "claim") should be asserted against, or incurred by Finco, any Interested Party or any of their respective directors, officers, employees and agents by reason of, or in connection with, any act or failure to act on the part of the Servicer, the Servicer shall indemnify and hold Finco any such Interested Party, and any such directors, officers, employees and agents, as the case may be, harmless of and from any and all loss (other than loss of profit as a result of the credit quality of the Obligor), damage, claim, penalty, liability and/or expense which it may sustain or incur by reason thereof, including the amount of any judgment, plus costs and interest thereon, which may be entered against or incurred by Finco or any Interested Party with respect to any such claim, as well as any and all reasonable attorneys' fees and other disbursements paid or incurred in connection therewith (any of the foregoing, an "Indemnified Amount"), provided the Servicer has been notified thereof in writing and has been given a reasonable opportunity to respond to and to defend same. This indemnity shall survive the termination of this Agreement.

          IN WITNESS WHEREOF, UHS Delaware, as Servicer, and Finco have caused this Agreement to be duly executed by their duly authorized officers, all on the day and year first above written.

                                             UHS OF DELAWARE, INC., as
                                               Servicer



                                             By:__________________________
                                                Title:

                                             UHS RECEIVABLES CORP.



                                             By:__________________________
                                                Title:

                                             CONTINENTAL BANK, NATIONAL
                                               ASSOCIATION, as Trustee



                                             By:__________________________
                                                Title:


Acknowledged and Agreed:

BARCLAYS BANK PLC, as Managing
  Agent for Sheffield



By:____________________________
   Title:

                                                                  SCHEDULE I


                                   Document Locations
                        Servicer's Principal Place of Business
                           UHS's Principal Place of Business


                                A.  Document Locations

Hospital                                          Document Locations(s)

Chalmette General Hospital, Inc.                  9001 Patricia Street
                                                  Chalmette, LA 70043
                                                  and
                                                  800 Virtue Street
                                                  Chalmette, LA 70043

Dallas Family Hospital, Inc.                      2929 South Hampton Road
                                                  Dallas, TX 75224

Del Amo Hospital, Inc.                            23700 Camino del Sol
                                                  Torrance, CA 90505

Doctors' General Hospital, Ltd.                   6701 West Sunrise Blvd.
                                                  Plantation, FL 33313

HRI Hospital, Inc.                                227 Babcock Street
                                                  Brookline, MA 02146

McAllen Medical Center, Inc.                      301 West Expressway 83
                                                  McAllen, TX 78503

Meridell Achievement Center, Inc.                 Highway 29 West
                                                  Liberty Hill, TX 78642
                                                  and
                                                  2501 Cypress Creek Road
                                                  Cedar Park, TX 78613

River Oaks, Inc.                                  1525 River Oaks Road West
                                                  New Orleans, LA 70123

Sparks Reno Partnership, L.P.                     2375 E. Prater Way
                                                  Sparks, NV 89434

Turning Point Care Center, Inc.                   319 East By-Pass
                                                  Moultrie, GA 31768

UHS of Arkansas, Inc.                             21 BridgeWay Road
                                                  North Little Rock, AR 72118

UHS of Auburn, Inc.                               20 Second Street, N.E.
                                                  Auburn, WA 98002

UHS of Belmont, Inc.                              4058 West Melrose Street
                                                  Chicago, IL 60641

UHS of Maitland, Inc.                             201 Alpine Drive
                                                  Maitland, FL 32751

UHS of Massachusetts, Inc.                        49 Robinwood Avenue
                                                  Boston, MA  02130

UHS of River Parishes, Inc.                       500 Rue de Sante
                                                  LaPlace, LA 70068

UHS of Shreveport, Inc.                           1130 Louisiana Avenue
                                                  Shreveport, LA 71101

Universal Health Recovery Centers, Inc.           2001 Providence Road
                                                  Chester, PA 19013

Universal Health Services of Inland               36485 Inland Valley Drive
Valley, Inc.                                      Wildomar, CA 92395

Universal Health Services of Nevada, Inc.         620 Shadow Lane
                                                  Las Vegas, NV 89106

Victoria Regional Medical Center, Inc.            101 Medical Drive
                                                  Victoria, TX 77904

Wellington Regional Medical Center                10101 Forest Hill Blvd.
Incorporated                                      West Palm Beach, FL 33414

Westlake Medical Center, Inc.                     4415 South Lakeview
                                                  Canyon Road
                                                  Westlake Village, CA 91361


                    B.  Servicer's Principal Place of Business

                                   367 South Gulph Road
                                 King of Prussia, PA 19406

                         C.  UHS Principal Place of Business

                                   367 South Gulph Road
                                 King of Prussia, PA 19406

                                                                 SCHEDULE II

                          Master Receivables Account



Bank:               Continental Bank, N.A., Chicago, Illinois
Account Name:       Universal Health Services, Inc. Master Receivables Account
Account Number:     78-27784

                                                            EXHIBIT A TO
                                                            SERVICING
                                                            AGREEMENT


                           Settlement Date Statement

                                                            EXHIBIT B TO
                                                            SERVICING
                                                            AGREEMENT


                            Servicer's Certificate

                          [Settlement Date Statement]
                          [Servicer Daily Statement]


_________________________ hereby certifies that he/she is an Authorized Officer of UHS of Delaware, Inc. (the "Servicer") holding the office set forth beneath his/her signature and that he/she is duly authorized to execute this Servicer's Certificate on behalf of the Servicer and further certifies [with respect to the immediately preceding Settlement Period (________) to (________) that (i) the information set forth in the Settlement Date Statement attached hereto as Exhibit A is true and correct in all material respects as of the date thereof, (ii) the Servicer has, to the best of my knowledge, fully performed its obligations under the Servicing Agreement and (iii) except as set forth on Exhibit A attached, no default in the performance of such obligations has occurred and is continuing] [that the information set forth in the Servicer Daily Statement attached hereto as Exhibit A is true and correct in all material respects as of the Statement Delivery Day].



                                             UHS of Delaware, Inc., as
                                               Servicer



                                             By: _________________________
                                                 Name:
                                                 Title:


Dated: __________________

                                                            EXHIBIT C TO
                                                            SERVICING
                                                            AGREEMENT


                           Servicer Daily Statement

                                                      EXHIBIT D
                                                      TO SERVICING AGREEMENT



               FORM OF CONFIDENTIALITY AGREEMENT FOR USE BY FINCO

                    [Letterhead of Recipient of Information]



                                                  ___________ __, 199_


UHS Receivables Corp.
27292 Calle Arroyo, Suite B
San Juan Capistrano, CA 92675

Universal Health Services, Inc.
Universal Corporate Center
367 South Gulph Road
King of Prussia, PA  19406

Dear Sirs:

          Reference is made to the Servicing Agreement, dated as of _______ __, 1993 (as amended from time to time, the "Servicing Agreement"), among UHS Receivables Corp., a Delaware corporation (the "Transferor"), Universal Health Services, Inc., a Delaware corporation (the "Servicer"), and Continental Bank, a national banking association, not in its individual capacity but solely as Trustee, and to the pending and proposed discussions between the Transferor and [recipient] (the "Recipient") regarding [describe transaction requiring disclosure]. Unless otherwise defined herein, capitalized terms defined in the Servicing Agreement are used herein as so defined.

          Pursuant to our discussions, the Transferor hereby agrees to provide to the Recipient certain information, practices, books, correspondence, and records of a confidential nature and in which the Servicer has a proprietary interest (the "Information") on the terms and conditions set forth below. By its execution of this Agreement, the Recipient hereby agrees to all such terms and conditions.

          The Recipient hereby acknowledges that all Information received by it from the Transferor shall be regarded as confidential information and that the Information may be subject to laws, rules and regulations regarding patient confidentiality.

          The Recipient agrees that, subject to the following sentence, (i) it shall, and shall cause its employees, agents and representatives to, retain in confidence and not disclose the Information without the prior written consent of the Transferor and (ii) it will not, and will ensure that its employees, agents and representatives will not, make any use whatsoever (other than for the purposes contemplated by the Servicing Agreement and the other Operative Documents or for the enforcement of any of the rights granted thereunder) of any of the Information without the prior written consent of the Transferor. Notwithstanding the foregoing, the Recipient may (x) disclose Information to any Person that has executed and delivered a confidentiality agreement in substantially the same form as this agreement naming the Transferor and the Servicer as third party beneficiaries thereof and (y) disclose or otherwise use Information (A) to the extent that such Information is required or appropriate in any report, statement or testimony submitted to any municipal, state or federal regulatory body having or claiming to have jurisdiction over the Recipient or submitted to the National Association of Insurance Commissioners or similar organizations or their successors, (B) to the extent such Information is required in response to any summons or subpoena or in connection with any litigation, (C) to the extent that such Information is believed to be required in order to comply with any law, order, regulation or ruling applicable to the Recipient, (D) to the extent that such Information was publicly available or otherwise known to the Recipient at the time of disclosure, (E) to the extent that such Information subsequently becomes publicly available, other than through any act or omission of the Recipient or
(F) to the extent that such Information subsequently becomes known to the Recipient, other than through a Person whom the Recipient knows to be acting in violation of its obligations to the Transferor or the Servicer.

           The parties agree that any breach of this letter agreement would cause damages which cannot be determined in money and that injunction is an appropriate remedy for breach, though not necessarily the sole remedy.

          This Agreement shall inure to the benefit of the parties hereto, each of their respective successors and permitted assigns and the Servicer, and the Servicer will be deemed to be a third party beneficiary of this Agreement.

          This Agreement shall be governed by, and construed in accordance with the law of the State of New York, and may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one agreement.

          Please acknowledge your agreement to the foregoing by signing three copies of this letter agreement and returning them to the Transferor. Upon receipt of the executed letter agreement, the Transferor pursuant to the terms of the Servicing Agreement, will deliver an executed agreement to the Servicer.

                                             Very truly yours,

                                             [RECIPIENT]



                                             By:_________________________
                                                Title:

Acknowledged and Agreed:

UHS RECEIVABLES CORP.



By:____________________________
   Title:

- -----------------------------------------------------------------------------




                               POOLING AGREEMENT


                                     among


                             UHS RECEIVABLES CORP.,


                       SHEFFIELD RECEIVABLES CORPORATION,


                                     and


                    CONTINENTAL BANK, NATIONAL ASSOCIATION,
                                   Trustee,


                                 dated as of


                              November 16, 1993




                       UHS HEALTHCARE RECEIVABLES TRUST



- ------------------------------------------------------------------------------

**********
                              TABLE OF CONTENTS


                                                                        Page

                                       ARTICLE I

                                      DEFINITIONS
    1.1.  Definitions . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                                      ARTICLE II

                            CONVEYANCE OF THE RECEIVABLES;
                                 PARTICIPATIONS; TRIPs

    2.1.   Conveyance of Receivables and Total Transferred
           Property . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
    2.2.   Acceptance by Trustee  . . . . . . . . . . . . . . . . . . . . .  3
    2.3.   Construction of Agreement. . . . . . . . . . . . . . . . . . . .  4
    2.4.   Participations . . . . . . . . . . . . . . . . . . . . . . . . .  4
    2.5.   Initial Purchase of the Sheffield Participation
           and Issuance of the TRIPs. . . . . . . . . . . . . . . . . . . .  4
    2.6.   Increases and Decreases in the Sheffield
           Capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
    2.7.   Maintenance of Aggregate Capital . . . . . . . . . . . . . . . .  7
    2.8.   Borrowing Base Compliance. . . . . . . . . . . . . . . . . . . .  7
    2.9.   Subordination of Finco Interest. . . . . . . . . . . . . . . . .  8
    2.10.  Selection of Fixed Periods   . . . . . . . . . . . . . . . . . .  8
    2.11.  Increased Costs; Capital Adequacy; Illegality  . . . . . . . . . 10
    2.12.  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
    2.13.  Extension of Sheffield Revolving Period;
              Increase of Maximum Sheffield Capital . . . . . . . . . . . . 12
    2.14.  Optional Acceleration of TRIPs Amortization
              Period. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                      ARTICLE III

                                CONDITIONS TO PAYMENTS

    3.1.      Conditions to Initial Purchase . . . . . . . . . . . . . . .  14
    3.2.      Conditions to all Payments . . . . . . . . . . . . . . . . .  14

                                      ARTICLE IV

                            REPRESENTATIONS AND WARRANTIES

    4.1.      General Representations and Warranties of Finco. . . . . . .  15
    4.2.      Representations and Warranties of Finco
              Concerning the Receivables . . . . . . . . . . . . . . . . .  19

                                       ARTICLE V

                                  COVENANTS OF FINCO

    5.1.      General Covenants. . . . . . . . . . . . . . . . . . . . . .  22

                                                                          Page
    5.2.      Covenants of Finco Relating to the Receivables . . . . . . .  26
    5.3.      Notice and Consent Procedures  . . . . . . . . . . . . . . .  31
    5.4.      Removal of Non-qualifying Receivables. . . . . . . . . . . .. 32
    5.5.      Hospital Concentration Accounts. . . . . . . . . . . . . . .  33
    5.6.      Performance of Agreements. . . . . . . . . . . . . . . . . .  33
    5.7.      Amendment of Assigned Agreements; Waivers. . . . . . . . . .  34

                                      ARTICLE VI

                            ADMINISTRATION AND COLLECTIONS

    6.1.      Servicing. . . . . . . . . . . . . . . . . . . . . . . . . .  35
    6.2.      Collections. . . . . . . . . . . . . . . . . . . . . . . . .  35
    6.3.      Claims Against Third Parties . . . . . . . . . . . . . . . .  36
    6.4.      Deleted Receivables. . . . . . . . . . . . . . . . . . . . .  37

                                      ARTICLE VII

                        COLLATERAL ACCOUNT AND OTHER ACCOUNTS;
                             ALLOCATIONS AND DISTRIBUTIONS

    7.1.      Establishment of Collateral Account and Other
              Accounts . . . . . . . . . . . . . . . . . . . . . . . . . .  37
    7.2.      Daily Allocations. . . . . . . . . . . . . . . . . . . . . .  39
    7.3.      Monthly Applications . . . . . . . . . . . . . . . . . . . .  42
    7.4.      Payments to Sheffield. . . . . . . . . . . . . . . . . . . .  44
    7.5.      Amortization . . . . . . . . . . . . . . . . . . . . . . . .  44
    7.6.      Allocation and Payment Procedures. . . . . . . . . . . . . .  46
    7.7.      Permitted Investments. . . . . . . . . . . . . . . . . . . .  47
    7.8.      Additional Accounts. . . . . . . . . . . . . . . . . . . . .  47

                                     ARTICLE VIII

                       DISTRIBUTIONS AND REPORTS TO PARTICIPANTS

    8.1.      Distributions. . . . . . . . . . . . . . . . . . . . . . . .  48
    8.2.      Statements to Participants . . . . . . . . . . . . . . . . .  48

                                      ARTICLE IX

                             TRIPs; RIGHTS OF PARTICIPANTS

    9.1.      The TRIPs. . . . . . . . . . . . . . . . . . . . . . . . . .  48
    9.2.      Authentication of TRIPs. . . . . . . . . . . . . . . . . . .  49
    9.3.      Registration of Transfer and Exchange of TRIPs . . . . . . .  49
    9.4.      Restrictions on Transfer . . . . . . . . . . . . . . . . . .  50
    9.5.      Mutilated, Destroyed, Lost or Stolen TRIPs . . . . . . . . .  50
    9.6.      Persons Deemed Owners. . . . . . . . . . . . . . . . . . . .  51
    9.7.      Access to List of Participants' Names and
              Addresses. . . . . . . . . . . . . . . . . . . . . . . . . .  51
    9.8.      Authenticating Agent . . . . . . . . . . . . . . . . . . . .  52
    9.9.      Limitation on Rights of Participants . . . . . . . . . . . .  53
    9.10.  Participations Nonassessable and Fully Paid . . . . . . . . . .  53
    9.11.  Actions by TRIPs Holders. . . . . . . . . . . . . . . . . . . .  53

                                                                          Page
                                       ARTICLE X

                               EARLY AMORTIZATION EVENTS

    10.1.  Early Amortization Events . . . . . . . . . . . . . . . . . . .  54
    10.2.  Remedies. . . . . . . . . . . . . . . . . . . . . . . . . . . .  58

                                      ARTICLE XI

                                      THE TRUSTEE

    11.1.   Duties of Trustee. . . . . . . . . . . . . . . . . . . . . . .  60
    11.2.   Rights of the Trustee. . . . . . . . . . . . . . . . . . . . .  61
    11.3.   Trustee Not Liable for Recitals. . . . . . . . . . . . . . . .  62
    11.4.   Trustee May Own TRIPs. . . . . . . . . . . . . . . . . . . . .  63
    11.5.   Compensation of Trustee. . . . . . . . . . . . . . . . . . . .  63
    11.6.   Eligibility Requirements for Trustee . . . . . . . . . . . . .  63
    11.7.   Resignation or Removal of Trustee. . . . . . . . . . . . . . .  64
    11.8.   Successor Trustee. . . . . . . . . . . . . . . . . . . . . . .  64
    11.9.   Merger or Consolidation of Trustee . . . . . . . . . . . . . .  65
    11.10.  Appointment of Co-Trustee or Separate Trustee. . . . . . . . .  65
    11.11.  Tax Returns. . . . . . . . . . . . . . . . . . . . . . . . . .  66
    11.12.  Trustee May Enforce Claims Without Possession
               of TRIPs. . . . . . . . . . . . . . . . . . . . . . . . . .  67
    11.13.  Suits for Enforcement. . . . . . . . . . . . . . . . . . . . .  67
    11.14.  Rights of Participants to Direct Trustee . . . . . . . . . . .  67
    11.15.  Representations and Warranties of Trustee. . . . . . . . . . .  68
    11.16.  Maintenance of Office or Agency. . . . . . . . . . . . . . . .  68

                                      ARTICLE XII

                             INDEMNIFICATION AND EXPENSES

    12.1.  Indemnities by Finco. . . . . . . . . . . . . . . . . . . . . .  69
    12.2.  Additional Costs. . . . . . . . . . . . . . . . . . . . . . . .  70
    12.3.  Survival of Indemnities . . . . . . . . . . . . . . . . . . . .  71
    12.4.  Method of Payment . . . . . . . . . . . . . . . . . . . . . . .  71

                                     ARTICLE XIII

                                 TERMINATION OF TRUST

    13.1.  Final Termination of Participations; Optional
              Repurchase of TRIPs. . . . . . . . . . . . . . . . . . . . .  72
    13.2.  Final Payment of the TRIPs. . . . . . . . . . . . . . . . . . .  73
    13.3.  Termination of Trust. . . . . . . . . . . . . . . . . . . . . .  73
    13.4.  Finco's Termination Rights. . . . . . . . . . . . . . . . . . .  74

                                      ARTICLE XIV

                                     MISCELLANEOUS

    14.1.   Notices, Etc . . . . . . . . . . . . . . . . . . . . . . . . .  74
    14.2.   Successors and Assigns; Survival . . . . . . . . . . . . . . .  76
    14.3.   Severability Clause. . . . . . . . . . . . . . . . . . . . . .  76
    14.4.   Amendments . . . . . . . . . . . . . . . . . . . . . . . . . .  76

                                                                          Page
    14.5.   Finco's Obligations. . . . . . . . . . . . . . . . . . . . . .  77
    14.6.   Consent to Assignment. . . . . . . . . . . . . . . . . . . . .  77
    14.7.   Authority of Managing Agent. . . . . . . . . . . . . . . . . .  78
    14.8.   Further Assurances . . . . . . . . . . . . . . . . . . . . . .  78
    14.9.   Counterparts . . . . . . . . . . . . . . . . . . . . . . . . .  78
    14.10.  Headings . . . . . . . . . . . . . . . . . . . . . . . . . . .  78
    14.11.  No Bankruptcy Petition Against Sheffield or
               Finco . . . . . . . . . . . . . . . . . . . . . . . . . . .  78
    14.12.  GOVERNING LAW. . . . . . . . . . . . . . . . . . . . . . . . .  79
    14.13.  No Waiver; Cumulative Remedies . . . . . . . . . . . . . . . .  79
    14.14.  SUMISSION TO JURISDICTION; VENUE; WAIVER OF
               JURY TRIAL; SERVICE OF PROCESS. . . . . . . . . . . . . . .  79
    14.15.  Acquisition of Participations. . . . . . . . . . . . . . . . .  80
    14.16.  Waivers. . . . . . . . . . . . . . . . . . . . . . . . . . . .  80


EXHIBIT A   Form of TRIP
EXHIBIT B   Auditors' Report
EXHIBIT C   Form of Confidentiality Agreement
EXHIBIT D   Transfer Certificate

SCHEDULE I  Finco Principal Place of Business
SCHEDULE II Accounts

                               POOLING AGREEMENT


          POOLING AGREEMENT, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, this "Agreement"), among UHS Receivables Corp., a Delaware corporation (together with its successors and assigns, "Finco"), Sheffield Receivables Corporation, a Delaware corporation (together with its successors and assigns, "Sheffield"), and Continental Bank, National Association, a national banking association, as trustee (in such capacity, together with its successors and assigns, the "Trustee").

          WHEREAS, pursuant to the Sale and Servicing Agreements (capitalized terms used without definition in the recitals have the meanings assigned to them in the Definitions List referred to below) the Hospitals have agreed to sell, and Finco has agreed to purchase, the Receivables and other Transferred Property;

          WHEREAS, Finco wishes to assign and transfer to the Trustee on behalf of the Trust and pursuant to the terms and conditions set forth herein all of its right, title and interest in, to and under the Receivables and other Finco Transferred Property;

          WHEREAS, the Trust will issue the Sheffield Participation on the Initial Closing Date, which Participation will be subject to increase or decrease as set forth herein; and

          WHEREAS, it is contemplated that one or more TRIPs Participations will be issued on a TRIPs Closing Date to occur after the Initial Closing Date.

          In consideration for the premises and the mutual agreements herein contained, each party agrees, for the benefit of the other parties and the Participants, as follows:


                                       ARTICLE I

                                      DEFINITIONS

          Section 1.1. Definitions. As used in this Agreement (unless the context requires a different meaning), capitalized terms shall have the meanings assigned to them in the Definitions List, dated as of the date hereof (the "Definitions List"), that refers to this Agreement, which Definitions List is incorporated herein by reference and shall be deemed to be a part of this Agreement, and all terms herein shall be interpreted in accordance with the terms of the Definitions List.

                                  ARTICLE II

                         CONVEYANCE OF THE RECEIVABLES;
                              PARTICIPATIONS; TRIPs

          Section 2.1. Conveyance of Receivables and Total Transferred Property. (a) By execution of this Agreement, Finco does hereby transfer, assign, set over and otherwise convey to the Trustee on behalf of the Trust, in trust for the benefit of the Participants and, to the extent set forth in
Section 2.9, Finco, without recourse (except as specifically provided herein), all its right, title and interest in, to and under: (i) the Purchased Receivables and the other Transferred Property with respect to which the Payment Date is the Initial Closing Date and created from time to time thereafter until the Trust Termination Date, all monies due or to become due and all amounts received or to be received with respect thereto and all proceeds thereof (including, without limitation, "proceeds" as defined in Section 9-306 of the UCC in effect in the state in which Finco's chief executive office is located), subject, however, to the repurchase provisions of Section 5.4 and (ii) the Assigned Agreements and the other Finco Transferred Property, including, without limitation, all amounts due and to become due to Finco from the Servicer, the Hospitals, UHS or any other Person under or in connection with the Assigned Agreements, whether payable as interest, fees, expenses, costs, taxes, indemnities, insurance recoveries, damages for breach of any of the Assigned Agreements or otherwise and all proceeds thereof (including, without limitation, "proceeds" as defined in Section 9-306 of the UCC in effect in the state in which Finco's chief executive office is located), and all rights, remedies, powers, privileges and claims of Finco against any or all of the Assignors under or with respect to the respective Assigned Agreements (whether arising pursuant to the terms of the Assigned Agreements or otherwise available to Finco at law or in equity), including, without limitation, the rights of Finco (A) to enforce (x) the Sale and Servicing Agreements against the respective Hospitals thereunder, (y) the Servicing Agreement against the Servicer and (z) the Guarantee against UHS and
(B) to give or withhold any and all consents, requests, notices, directions, approvals, extensions or waivers under or with respect to the Assigned Agreements to the same extent as Finco might do but for the assignment of all such rights by Finco to the Trustee in this Section 2.1. Such property, together with all monies from time to time on deposit in the Collateral Account, the Other Accounts and any Additional Account, shall constitute the assets of the Trust (the "Trust Assets"). In exchange for the conveyance of the Trust Assets on the Initial Closing Date, Finco shall receive the Sheffield Participation to be acquired on the Initial Closing Date by Sheffield and the Subordinated Interest.

          (b) Notwithstanding the foregoing transfer, assignment, set-over and conveyance, subject to Sections 5.6 and 5.7, Finco shall nevertheless be permitted to take all actions, if any, required by the specific terms of any of the Assigned Agreements, and such transfer, assignment, set-over and conveyance (i) does not constitute and is not intended to result in the creation or an assumption by the Trust, the Trustee or any Interested Party of any obligation of Finco, any UHS Entity or any other Person in the Transferred Property, the Assigned Agreements or the other Finco Transferred Property and
(ii) shall not relieve Finco from the performance of any term, covenant, condition or agreement on Finco's part to be performed or observed under or in connection with any of the Assigned Agreements, or from any liability to any Assignor under any of the Assigned Agreements, or impose any obligation on any of the Interested Parties to perform or observe any such term, covenant, condition or agreement on Finco's part to be so performed or observed or impose any liability on any of the Interested Parties for any act or omission on the part of Finco or any Assignor or from any breach of any representation or warranty on the part of Finco or any Assignor contained herein or in the other Assigned Agreements, or made in connection herewith or therewith.

          (c) In connection with such transfer, assignment, set-over and conveyance, and subject to Section 5.3, Finco agrees to file or deliver, as the case may be, at its own expense, all Security Filings with respect to the Purchased Receivables, the other Transferred Property, and the Finco Transferred Property, now existing and hereafter created, meeting the requirements of applicable state laws in such manner and in such jurisdictions as are necessary to perfect the assignment of the Transferred Property and the Finco Transferred Property to the Trustee, and to deliver a file-stamped copy or other evidence of filing of any UCC financing statements and any continuation statements to the Trustee. The Trustee shall be entitled to rely on the Security Filings filed or delivered by Finco without any independent investigation.

          (d) In connection with such transfer, assignment, set-over and conveyance, Finco further agrees, at its own expense, on or prior to the Initial Closing Date, to indicate in its computer files and to cause the Servicer and the Hospitals to indicate in their computer files that the Purchased Receivables have been conveyed to the Trustee on behalf of the Trust pursuant to this Agreement for the benefit of the Participants.

          Section 2.2. Acceptance by Trustee. (a) The Trustee hereby acknowledges its acceptance on behalf of the Trust of all right, title and interest to the property, now existing and hereafter created, conveyed to the Trustee on behalf of the Trust pursuant to Section 2.1 and declares that it shall maintain such right, title and interest, upon the trust herein set forth, for the benefit of all Participants.

          (b) The Trustee shall have no power to create, assume or incur indebtedness or other liabilities in the name of the Trust other than as contemplated in Sections 9.3(b) and 9.8(d) of this Agreement.

          Section 2.3. Construction of Agreement. (a) Finco hereby grants to the Trustee on behalf of the Trust a security interest in all of Finco's right, title and interest in, to and under the Total Transferred Property to secure all of Finco's obligations hereunder and under the other Finco documents, including, without limitation, Finco's obligation to transfer Receivables hereafter created to the Trustee on behalf of the Trust, and this Agreement shall constitute a security agreement under applicable law.

          (b) It is the intent of Finco, the Trustee and the Participants that, for federal, state and local income and franchise tax purposes and consolidated financial accounting, the Participations will be considered indebtedness of Finco secured by the Total Transferred Property. Finco and Sheffield, by entering into this Agreement, and each TRIPs Holder, by its acceptance of its TRIP, agree to treat the Participations for federal, state and local income and franchise tax purposes as indebtedness of Finco.

          Section 2.4. Participations. Subject to the terms of this Agreement, each Participation shall represent senior undivided participating ownership or security interests in the Trust Assets, including the right to receive all Collections and other amounts received in respect of the Purchased Receivables, all funds on deposit in the Collateral Account credited to the sub-accounts maintained for the Participants and all funds in the Other Accounts and any Additional Accounts (each such interest being hereinafter referred to as a "Participation"), all as provided in this Agreement. The TRIPs Participations shall be evidenced by the TRIPs, each substantially in the form of Exhibit A. The TRIPs shall, upon issue, be executed and delivered by Finco to the Trustee for authentication and redelivery as provided in Sections 2.5 and 9.2. Sheffield is hereby authorized to record the date of the Initial Sheffield Purchase and each Increase, the Initial Sheffield Capital and each Increase Amount and the date and amount of each Decrease on its books and records, and any such recordation shall, absent manifest error, constitute prima facie evidence of the Sheffield Capital and the Sheffield Participation.

          Section 2.5. Initial Purchase of the Sheffield Participation and Issuance of the TRIPs. (a) Subject to the terms and conditions of this Agreement, the Sheffield Participation shall be initially acquired (the "Initial Sheffield Purchase") by Sheffield on the Initial Closing Date and upon request of Finco and acceptance by Sheffield; provided that Finco gives irrevocable written notice to Sheffield prior to 3:00 pm (New York City time) on the Business Day prior to the Initial Closing Date, unless the Sheffield Yield Rate with respect to the Initial Sheffield Capital shall be calculated by reference to the Adjusted Eurodollar Rate, in which case such notice shall be delivered no later than 3:00 pm (New York City time) three Business Days prior to the Initial Closing Date. Such notice shall state (i) the Initial Closing Date, (ii) the Initial Sheffield Capital, which shall not be less than

$1,000,000, (iii) the Fixed Period applicable to each Sheffield Tranche comprising such Initial Sheffield Capital and (iv) the Sheffield Yield Rate approved by Sheffield for each such Sheffield Tranche provided that the Fixed Period applicable to any Sheffield Tranche comprising the Initial Sheffield Capital shall be selected in accordance with the requirements of Section 2.10. On the Initial Closing Date, Sheffield shall make available to Finco at Finco's office specified in Section 14.1, in immediately available funds, the Initial Sheffield Capital. Sheffield shall not agree to make the Initial Sheffield Purchase if, after giving effect thereto, the Sheffield Capital would exceed the Maximum Sheffield Capital.

          (b) On the TRIPs Closing Date, Sheffield may reduce the Sheffield Participation. In exchange therefor, subject to the terms and conditions of this Agreement and payment of any amounts required to be paid in respect of the Sheffield Participation, upon written order of Finco to the Trustee, on the TRIPs Closing Date the Trust shall (i) issue the TRIPs evidencing the TRIPs Participations and (ii) reduce the Sheffield Capital to the extent of the TRIPs Capital of the TRIPs so issued. The TRIPs Participations so issued on the TRIPs Closing Date shall be acquired by the TRIPs Holders and the TRIPs shall be issued in favor of the TRIPs Holders on the TRIPs Closing Date in an aggregate amount equal to the Initial TRIPs Capital; provided that Finco shall give five Business Days' prior written notice to Sheffield, the Rating Agencies and the Trustee of such acquisition, and if such acquisition will result in a Decrease of the Sheffield Capital, Finco shall satisfy the conditions of Section 2.6(b). Such notice shall specify (i) the TRIPs Closing Date, (ii) the Initial TRIPs Capital, (iii) the Scheduled TRIPs Termination Date and (iv) the TRIPs Yield Rate. On the TRIPs Closing Date, each TRIPs Holder shall make available to the Trustee, for deposit in the Collateral Account, in immediately available funds, its portion of the Initial TRIPs Capital; provided, however, that, after giving effect to such deposit and to any Increases and Decreases proposed to be made on the TRIPs Closing Date, the Initial TRIPs Capital shall not exceed the Maximum TRIPs Capital and the sum of the Sheffield Capital and the TRIPs Capital shall not exceed the Maximum Aggregate Capital. On the TRIPs Closing Date, Finco shall execute, and the Trustee, upon written order of Finco, shall duly authenticate and deliver to the TRIPs Holders, TRIPs executed in favor of each TRIPs Holder, in denominations equal to the TRIPs Holders' respective portions of the Initial TRIPs Capital.

          Section 2.6. Increases and Decreases in the Sheffield Capital. (a) The Sheffield Capital may be increased (an "Increase") on any Business Day upon request of Finco and (subject to the limitations set forth herein) at Sheffield's option; provided that Finco gives irrevocable written notice to Sheffield prior to 3:00 pm (New York City time) on the Business Day prior to the date of such Increase, unless the Sheffield Yield Rate with respect to the Increase Amount shall be calculated by reference to the Adjusted Eurodollar Rate, in which case such notice shall be delivered no later than 3:00 pm three Business Days prior to the date of such Increase. Such notice shall state (i) the Business Day on which such Increase is proposed to occur, (ii) the Increase Amount, which shall not be less than $1,000,000, (iii) the Fixed Period applicable to such Increase Amount and (iv) the Sheffield Yield Rate applicable to such Increase Amount. Promptly upon receipt of such notice, Sheffield shall determine, in its sole discretion, its willingness to acquire the Increase, and shall promptly notify Finco of such determination. If Sheffield agrees to acquire any Increase, on the applicable Business Day on which such Increase is scheduled to occur, Sheffield shall make available to Finco at its office specified in Section 14.1, in immediately available funds, the applicable Increase Amount. Sheffield shall not agree to acquire any Increase if, after giving effect thereto, the Sheffield Capital would exceed the Maximum Sheffield Capital.

          (b) Prior to 3:00 pm (New York City time) on the last day of any Fixed Period with respect to any Sheffield Tranche, upon election of Finco, the Sheffield Capital may be decreased (a "Decrease") through the distribution to Sheffield of an amount equal to all or any portion of such Sheffield Tranche; provided that (i) Finco shall give written notice of such Decrease prior to 3:00 pm (New York City time) on the Business Day preceding such decrease to Sheffield and the Trustee, (ii) such distribution shall be made from funds (A) retained in the Sheffield Sub-account pursuant to Section 7.2(b)(iv)(B) or (B) allocated to the Collateral Account pursuant to Sections 7.2(b)(v) and 7.2(c)(v) and (iii) after giving effect to such distribution, and to Section 2.10, no Sheffield Tranche shall be less than $100,000.

          (c) The Sheffield Capital shall not be increased unless each of the following conditions have been satisfied, and delivery by Finco of any request for any Increase pursuant to subsection 2.6(a) shall be deemed to be a representation and warranty by Finco as to the satisfaction of such conditions:

          (i) On each such date Finco shall have complied, in all material respects, with all its covenants hereunder and shall have fulfilled all its obligations hereunder;

         (ii)  The representations and warranties of Finco set forth in
     Article IV shall be true and correct in all material respects on and as of such date after giving effect to any such payment; and

        (iii) Since the previous Business Day, there shall have been no material adverse change or changes in (i) the business, property, assets or condition (financial or otherwise) of the UHS Entities taken as a whole that would reasonably be expected to have, alone or in the aggregate, a material adverse effect on the ability of the UHS Entities to perform their obligations under the Operative Documents or (B) the collectibility (other than as a result of the credit quality of any Obligor) or enforceability of the Purchased Receivables taken as a whole or the value of the related Transferred Property.

          (d) To the extent that Sheffield elects to maintain the Sheffield Participation and the Sheffield Capital in accordance with Section 2.7, Fixed Periods shall be selected from time to time to apply to each Sheffield Tranche in accordance with Section 2.10.

          Section 2.7. Maintenance of Aggregate Capital. (a) During the TRIPs Revolving Period, and subject to the terms and conditions of this Agreement, the Trustee, on behalf of the TRIPs Holders, shall maintain the TRIPs Capital by paying to Finco on each Business Day the amounts (if any) required to be paid pursuant to Section 7.2(d).

          (b) During the Sheffield Revolving Period, and subject to the terms and conditions of this Agreement, the Trustee, on behalf of Sheffield, shall, unless otherwise instructed in writing by Sheffield, maintain the Sheffield Capital, subject to increase or decrease as provided herein, by paying to Finco on each Business Day the amounts (if any) required to be paid pursuant to Section 7.2(d). Nothing in this Agreement shall be deemed to be or construed as a commitment by Sheffield to make the Initial Sheffield Purchase or any Increase or to make any payment to Finco to maintain the Sheffield Capital. Sheffield may elect upon 90 days' prior written notice, in its sole discretion, not to maintain the Sheffield Capital. Sheffield shall send notice of such election to Finco and the Trustee and the Trustee shall thereupon provide notice thereof to each TRIPs Holder. Commencing 90 days after receipt of such notice, the Trustee, on behalf of Sheffield, shall make the allocation provided in Section 7.2(b)(iv)(A).

          Section 2.8. Borrowing Base Compliance. (a) If, on any Business Day during the Sheffield Revolving Period, after giving effect to all allocations and distributions required pursuant to Sections 7.2(a) through
(c), the Aggregate Capital would exceed the Borrowing Base (as reflected in the Servicer Daily Statement), the Sheffield Capital shall be reduced through the repayment of Commercial Paper and Loans by the lesser of (i) the amount of such excess, (ii) the sum of (A) the portion of the Sheffield Capital allocable to all Commercial Paper maturing on such Business Day and (B) the principal amount of all Loans maturing or which may be prepaid on such Business Day and (iii) the amount of funds deposited in the Collateral Account pursuant to Sections 7.2(b)(v)(A) and 7.2(c)(vi)(A) on such Business Day. The amount of new Commercial Paper which could otherwise be issued on such date shall be reduced to the extent of such excess. If no Commercial Paper Notes are scheduled to mature on such date and no Loans are then Outstanding, then the Sheffield Capital shall not be so reduced as a result of such excess.

          (b) Notwithstanding any provision of this Agreement to the contrary, the amount of any payment to Finco in respect of the Participations, whether in respect of the initial acquisition of any Participation, any Increase or the maintenance of the Aggregate Capital, shall be reduced to the extent that, after giving effect to such payment (absent the reduction required pursuant to this Section) and to all allocations and distributions required pursuant to Article VII on such day, and any reduction in the Sheffield Capital required by Section 2.8(a), the Aggregate Capital would exceed the Borrowing Base.

          Section 2.9. Subordination of Finco Interest. (a) Finco shall receive an interest in the Trust Assets not represented by the Participations (the "Subordinated Interest"), which interest shall be subordinated to the interests of the Participants in the Trust Assets; provided that, except as specifically provided in Article VII, the Subordinated Interest shall not represent any interest in the Collateral Account, the Other Accounts, any Additional Account or any other account maintained for the benefit of the Participants. Subject to the terms and conditions of this Agreement, Finco shall be entitled to receive the amounts (if any) payable to it pursuant to
Section 7.2(d) in respect of the Subordinated Interest. Finco hereby agrees that all its right, title and interest in the Collections on the Purchased Receivables shall be subordinated to the extent of the priorities and in the manner set forth in Article VII.

          (b) If an Early Amortization Event shall have occurred and be continuing, no amount shall be paid to Finco in respect of the Subordinated Interest or otherwise until (i) the Adjusted Aggregate Capital shall have been reduced to zero, (ii) all Yield and any Make-Whole Payment Amount scheduled to accrue or be paid in respect of the Participations shall have been deposited in the Sheffield Interest Sub-account or the TRIPs Interest Sub-account, as the case may be, and (iii) all fees, costs, expenses and Indemnified Amounts scheduled to accrue or be paid pursuant to the Operative Documents shall have been deposited in the Expense Sub-account.

          Section 2.10. Selection of Fixed Periods. (a) From time to time hereafter until the Sheffield Termination Date, Finco shall, subject to the limitations described below, select (i) Fixed Periods for each Sheffield Tranche so that all Sheffield Capital is at all times allocated to a Fixed Period and (ii) Sheffield Yield Rates approved by Sheffield to apply to each such Sheffield Tranche for each such Fixed Period. The initial Fixed Periods and Sheffield Yield Rates applicable to the Initial Sheffield Capital and each Increase Amount, respectively, shall be specified in the notice relating to the Initial Sheffield Purchase and each Increase, as described in Sections 2.5 and 2.6. Each subsequent Fixed Period for each Sheffield Tranche shall commence on the last day of the immediately preceding Fixed Period for such Sheffield Tranche, and the duration of, and Sheffield Yield Rate applicable to, such subsequent Fixed Period shall be such as Finco shall select and Sheffield shall approve on notice from Finco received by Sheffield (including notice by telephone, confirmed in writing) not later than 3:00 pm (New York City time) on such last day, except that (i) (A) if Sheffield shall notify Finco on or prior to receipt of such notice that the Sheffield Yield Rate applicable to any Sheffield Tranche shall be the Alternative Rate, then the Sheffield Yield Rate applicable to such Sheffield Tranche shall be the Alternative Rate, (B) no Sheffield Tranche outstanding after the Sheffield Termination Date and calculated by reference to the CP Rate shall have a fixed period ending after the 120th day after the Sheffield Termination Date (or if an Early Amortization Event of a type specified in subsection 10.1(f) or (s) shall have occurred, after the Sheffield Termination Date) and (C) each Fixed Period commencing after the occurrence of an Early Amortization Event of a type specified in subsection 10.1(f) or (s) hereof shall be calculated by reference to the Alternative Rate, (ii) if Sheffield shall not have received such notice before 3:00 pm (New York City time) or Sheffield and Finco shall not have so mutually agreed before 3:00 pm (New York City time) on such last day, such Fixed Period shall be one day and the applicable Sheffield Yield Rate shall be the Base Rate, (iii) if Finco is requesting that Sheffield Yield accrue at the Adjusted Eurodollar Rate for such Fixed Period, such notice must be received by Sheffield no later than 3:00 pm on the third Business Day prior to such last day and (iv) if Sheffield shall have notified Finco of the existence of a Eurodollar Disruption Event, the Applicable Sheffield Yield Rate shall not be calculated by reference to the Adjusted Eurodollar Rate.
Any Fixed Period which would otherwise end on a day which is not a Business Day shall be extended to the next succeeding Business Day. In addition, whenever any Fixed Period as to which Sheffield Yield accrues at the Adjusted Eurodollar Rate commences on the last Business Day in a month or on a day for which there is no numerically corresponding day in the month in which such Fixed Period ends, the last day of such Fixed Period shall occur on the last Business Day of the month in which such Fixed Period ends. Any Fixed Period which commences before the Scheduled Sheffield Termination Date and would otherwise end on a date occurring after the Scheduled Sheffield Termination Date shall end on the Scheduled Sheffield Termination Date. Any Fixed Period which commences on or after the Scheduled Sheffield Termination Date shall be of such duration as shall be selected by Sheffield. Sheffield shall, on the first day of each Fixed Period for each Sheffield Tranche, notify the Trustee of the Sheffield Yield Rate for such Sheffield Tranche.

          (b) Sheffield shall notify Finco in the event that a Eurodollar Disruption Event as described in clause (i) of the definition of "Eurodollar Disruption Event" has occurred, whereupon any Sheffield Tranche in respect of which Sheffield Yield accrues at the Adjusted Eurodollar Rate for the then current Fixed Period shall immediately be converted to accrue at the Base Rate for the remainder of such Fixed Period.

          (c) If any acquisition of the Initial Sheffield Purchase or any Increase requested by Finco, or any selection of a subsequent Fixed Period and Sheffield Yield Rate approved by Sheffield pursuant to this Section 2.10 for any Sheffield Tranche is not, for any reason (other than as a result of the gross negligence or willful misconduct of Sheffield or any Lender), made or effectuated, as the case may be, on the date specified therefor, or if any Decrease in any Sheffield Tranche is made on any day other than the last day of the Fixed Period with respect to such Sheffield Tranche, Finco shall indemnify Sheffield for any loss, cost or expense incurred by Sheffield, including, without limitation, any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by Sheffield to fund such Initial Sheffield Purchase or Increase or to maintain such Sheffield Tranche during the applicable Fixed Period. The agreements and obligations of Finco contained in this Section 2.10(c) shall survive the termination of this Agreement.

          Section 2.11. Increased Costs; Capital Adequacy; Illegality. (a) If as a result of the introduction of or any change (including, without limitation, any change by way of imposition or increase of reserve requirements) in or in the interpretation of any Requirement of Law or the compliance by any Lender or any Affiliate thereof with any law, guideline, rule, regulation, directive or request from any central bank or other Governmental Authority or agency (whether or not having the force of law), Sheffield is required to compensate any Lender in connection with this Agreement or the funding or maintenance of the Sheffield Participation hereunder, then within ten days after demand by Sheffield, Finco shall pay to Sheffield such additional amount or amounts as may be necessary to reimburse Sheffield for any amounts paid by it.

          (b) When making a claim under this Section 2.11, Sheffield shall submit to Finco a certificate as to such additional or increased cost or reduction, which certificate shall be conclusive absent manifest error.

          (c)  The agreements and obligations of Finco contained in this
Section 2.11 shall survive the termination of this Agreement.

          Section 2.12. Taxes. (a) Any and all payments in respect of the Participations or any other fees, costs, expenses or Indemnified Amounts hereunder shall be made free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Interested Party, net income taxes that are imposed by the United States and franchise taxes, gross receipts taxes and net income taxes that are imposed on such Interested Party by any state or foreign jurisdiction (as the case may be) under the laws of which such Interested Party is organized or with which such Interested Party is associated other than as a result of this Agreement, or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If Finco or the Servicer shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to any Interested Party, (i) Finco shall make an additional payment to such Interested Party in an amount sufficient so that, after making all required deductions (including deductions applicable to additional sums payable under this Section 2.12), such Interested Party receives an amount equal to the sum it would have received had no such deductions been made, (ii) Finco or the Servicer, as the case may be, shall make such deductions and
(iii) Finco or the Servicer, as the case may be, shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

          (b) Finco will indemnify each Interested Party for the full amount of Taxes, including, without limitation, any Taxes imposed by any jurisdiction on amounts payable under this Section 2.12 paid by such Interested Party, and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto; provided that, in making a demand for indemnity payment an Interested Party shall provide Finco, at its address referred to in
Section 14.1, with a certificate from the relevant taxing authority or from a responsible officer of such Interested Party stating or otherwise evidencing that such Interested Party has made payment of such Taxes and will provide a copy of or extract from documentation, if available, furnished by such taxing authority evidencing assertion or payment of such Taxes. This indemnification shall be made within ten days after the date such Interested Party makes written demand therefor.

          (c) Within 30 days after the date of any payment of Taxes by Finco, Finco will furnish to the party requesting such payment, at its address referred to in Section 14.1, appropriate evidence of payment thereof.

          (d) Each Interested Party that is not incorporated under the laws of the United States of America or a state thereof shall, to the extent that it may then do so under applicable laws and regulations, deliver to Finco (i) within 15 days after the date hereof (or after the TRIPs Closing Date in the case of the TRIPs Holders), two (or such other number as may from time to time be prescribed by applicable laws or regulations) duly completed copies of IRS

Form 4224 or Form 1001 (or any successor forms or other certificates or statements which may be required from time to time by the relevant United States taxing authorities or applicable laws or regulations), as appropriate, to permit payments to be made hereunder for the account of such Interested Party without deduction or withholding of United States federal income or similar taxes and (ii) upon the obsolescence of or after the occurrence of any event requiring a change in, any form or certificate previously delivered pursuant to this Section 2.12(d), copies (in such numbers as may from time to time be prescribed by applicable laws or regulations) of such additional, amended or successor forms, certificates or statements as may be required under applicable laws or regulations to permit payments to be made hereunder for the account of such Interested Party without deduction or withholding of United States federal income or similar taxes.

          (e) For any period with respect to which an Interested Party has failed to provide Finco with the appropriate form, certificate or statement required pursuant to Section 2.12(d) (other than if such failure is due to a change in law occurring after the date of this Agreement), such Interested Party shall not be entitled to indemnification under Section 2.12(a) or 2.12(b) with respect to Taxes imposed by the United States.

          (f) Within 30 days of the written request of Finco therefor, each Interested Party shall execute and deliver to Finco such certificates, forms or other documents which can be furnished consistent with the facts, which are reasonably necessary to assist Finco in applying for refunds of Taxes remitted hereunder and which are not detrimental to such Interested Party.

          (g) If Sheffield is required to compensate a Lender in respect of taxes under circumstances equivalent to those described in this Section 2.12, then within ten days after demand by Sheffield, Finco shall pay to Sheffield such additional amount or amounts as may be necessary to reimburse Sheffield for any amounts paid by it.

          (h)  The agreements and obligations of Finco contained in this
Section 2.12 shall survive the termination of this Agreement.

          Section 2.13. Extension of Sheffield Revolving Period; Increase of Maximum Sheffield Capital. (a) Finco may request that the Sheffield Revolving Period be extended for one or more additional years by submitting in writing to Sheffield and the Trustee, no later than 90 days prior to the Scheduled Sheffield Termination Date, a request for such extension; provided that at the time of such request (i) no Early Amortization Event shall have occurred and be continuing and (ii) neither Finco nor the Servicer shall be in default in the performance of any covenant or agreement contained herein or in any Operative Document. Sheffield shall, in its sole discretion, accept or reject such request in writing within 45 days of receipt thereof and Finco shall thereupon notify the Trustee in writing of such acceptance or rejection. If Sheffield shall accept such request in writing, the Sheffield Revolving Period shall automatically and without any further action be extended for the period specified in such request. A failure by Sheffield to provide the required response to such request shall be deemed to be a rejection of such request.

          (b) On any Business Day following the Initial Closing Date, Finco may request, by submission of an irrevocable written request to Sheffield and the Trustee, that the Maximum Sheffield Capital be increased by an amount specified by Finco in such request, provided that, after giving effect to such increase, the Aggregate Capital shall be no greater than $85,000,000; and provided, further, that no such increase shall become effective unless all conditions precedent set forth in subsection (c) shall have been satisfied. Within 30 days of receipt of such request, Sheffield shall, in its sole discretion, accept or reject such request in writing and Finco shall thereupon notify the Trustee in writing of such acceptance or rejection.

          (c) Any increase requested by Finco and agreed to by Sheffield shall become effective on the first day of the Settlement Period following the satisfaction of the following conditions precedent:

            (i) Each Rating Agency shall have delivered written confirmation to Finco and the Trustee that the proposed increase will not adversely affect its rating of the TRIPs and/or the Commercial Paper, as the case may be; and

           (ii) Finco shall have delivered a certificate of an Authorized Officer dated the date of such increase to the effect that, after giving effect to such increase, (A) no Early
     Amortization Event shall have occurred and (B) neither Finco nor the Servicer shall be in default in the performance of any covenant or agreement contained herein or in any Operative Document.

          Section 2.14. Optional Acceleration of TRIPs Amortization Period. Upon at least 30 days prior written notice to Sheffield and the Trustee, which notice shall be irrevocable, Finco may elect (such election being referred to herein as the exercise of the "Call Option") to have the TRIPs Amortization Period begin after the close of business on the Transfer Date specified in such written notice (such Transfer Date, the "Call Date"); provided that Finco may not exercise the Call Option if, after giving effect to such exercise, and all allocations and distributions to be made pursuant to Article VII on such date, the Aggregate Capital would exceed the Borrowing Base. The Trustee shall give prompt notice to the TRIPs Holders of the exercise of the Call

Option by Finco. If the Call Option is exercised, the TRIPs Holders shall be entitled to receive in repayment of the Participations, in addition to repayments of the TRIPs Capital and all TRIPs Yield accrued thereon, the Make-Whole Payment Amounts as provided in Article VII.


                                   ARTICLE III

                            CONDITIONS TO PAYMENTS

          Section 3.1. Conditions to Initial Purchase. The initial purchase of any Participation on the Initial Closing Date or the TRIPs Closing Date, as the case may be, is subject to the satisfaction, on terms satisfactory to such Participants, the Trustee and the Placement Agent, if any, of all applicable conditions specified in the Conditions List and to all conditions specified in
Section 3.2.

          Section 3.2. Conditions to all Payments. The Trustee shall make payments to Finco on behalf of the Participants as provided in this Agreement on each Business Day unless it shall have received notice from Sheffield or the Required TRIPs Holders or unless an Authorized Officer of the Trustee shall otherwise have actual knowledge (in which case the Trustee shall immediately notify the Participants), that one or more of the following conditions precedent have not been satisfied:

          (a) Finco and the Servicer shall be in full compliance with all the terms and conditions of Article VI hereof and Article III of the Servicing Agreement, including the terms and conditions regarding the Master Receivables Account;

          (b) No Early Amortization Event and no event which, after notice or lapse of time or both, would become an Early Amortization Event, shall have occurred and then be continuing; and

          (c) After giving effect to such payment, and all other allocations and distributions to be made on such date, the Aggregate Capital shall not exceed the Borrowing Base.

The acceptance by Finco of any payment by or on behalf of any Participant shall be deemed to be a representation and warranty by Finco to the Trustee and each Participant as of such acceptance date as to the matters in paragraphs (a) through (c) of this Section 3.2. If, on any Business Day, the condition precedent set forth in subsection 3.2(a) is not satisfied, Sheffield or the TRIPs Holders shall have the option to (A) take no action, in which case the Trustee shall make payment to Finco pursuant to the terms hereof, (B) by written notice delivered by Sheffield to the Trustee, instruct the Trustee not to make the portion of such payment hereunder payable from the Sheffield Sub-account and to retain the amount of such payment in the Sheffield Sub-account pursuant to Section 7.2(b)(iv)(A), thereby requiring Finco to increase its Subordinated Interest on such date or (C) by written notice by the Required TRIPs Holders to the Trustee, instruct the Trustee not to make the portion of such payment hereunder payable from the TRIPs Sub-account and to retain the amount of such payment in the TRIPs Sub-account pursuant to Section 7.2(c)(v), thereby requiring Finco to increase its Subordinated Interest on such date. In the event that the condition precedent set forth in Section 3.2(c) is not satisfied, the Trustee shall, without further notice or instruction by any Participant, retain in the Collateral Account pursuant to
Section 7.2(d)(ii), such portion of the amount otherwise payable to Finco as shall be necessary to satisfy such condition. In the event that the condition precedent set forth in Section 3.2(b) is not satisfied, the Trustee may, and to the extent required hereunder shall, exercise such rights and remedies as set forth in Article X and make the appropriate allocations set forth in
Article VII.


                                   ARTICLE IV

                        REPRESENTATIONS AND WARRANTIES

          Section 4.1. General Representations and Warranties of Finco. Finco represents and warrants to and covenants with the Trustee and the Participants, as of the date hereof, as of the TRIPs Closing Date and as of the date of any Increase as follows:

          (a) Finco has been duly organized and is validly existing and in good standing as a corporation under the laws of the state of Delaware, with full corporate power and authority to own or lease its properties and to conduct its business as presently conducted and to execute, deliver and perform this Agreement and the other Finco Documents and each other document related hereto and thereto to which it is a party and to consummate the transactions contemplated hereby and thereby. Finco is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where any such failure or failures to be so qualified would not have, alone or in the aggregate, a material adverse effect on its business, operations, properties, assets or condition (financial or otherwise).

          (b) The execution, delivery and performance by Finco of this Agreement and the other Finco Documents and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by all requisite corporate action and will not (with due notice or lapse of time or both) conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or result in the creation or imposition of any Lien upon any of its property or assets pursuant to the terms of, any indenture, mortgage, deed of trust, lease, loan agreement or other agreement, instrument or undertaking by which it is bound or to which any of its property or assets is subject, nor will such action result in any violation of any applicable Requirement of Law; and no consent, approval, authorization, order, registration, filing, qualification, license or permit of or with any court or any regulatory authority or other Governmental Authority or body or any other Person is required to be obtained by or with respect to Finco in connection with the execution, delivery and performance by Finco of this Agreement, the other Finco Documents, any other documents related hereto or thereto or the consummation of the transactions contemplated hereby or thereby (other than the actions required to file, deliver or record any Security Filings, all of which actions have been taken).

          (c) Each of the Finco Documents has been duly authorized, executed and delivered by Finco and constitutes a valid and legally binding obligation of Finco, enforceable against Finco in accordance with its terms, subject as to enforceability to applicable bankruptcy, reorganization, insolvency, moratorium and other similar laws affecting creditors' rights generally, and to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

          (d) There are no actions, proceedings or investigations pending or, to the knowledge of Finco (after due investigation), threatened, before any court, administrative agency or other tribunal (i) which, if determined adversely to Finco, alone or in the aggregate, could have a material adverse effect on the business, operations, properties, assets or condition (financial or otherwise) of Finco, (ii) asserting the invalidity of this Agreement or any of the other Finco Documents, (iii) questioning the consummation by Finco of any of the transactions contemplated by this Agreement or the other Finco Documents, or (iv) which, if determined adversely, alone or in the aggregate, could materially and adversely affect the ability of Finco to perform its obligations under, or the validity or enforceability of, this Agreement, the other Finco Documents or the Participations; and Finco is not in default with respect to any order of any court, arbitrator or Governmental Authority.

          (e) Each purchase of any Participation hereunder, each Increase and each reinvestment of Collections will constitute a purchase or other acquisition of notes, drafts, acceptances, open accounts receivable or other obligations representing part or all of the sale price of merchandise, insurance or services within the meaning of Section 3(c)(5) of the Investment Company Act. Neither Finco nor the Trust is an "investment company" or a company "controlled" by an "investment company" within the meaning of the Investment Company Act.

          (f) The chief executive office of Finco is located at the address set forth on Schedule I hereto, which place of business is the place where Finco is "located" for the purposes of Section 9-103(3)(d) of the UCC of the state indicated on such Schedule, and the location of the office where Finco keeps all of the instruments, documents, agreements, books and records relating to the Total Transferred Property is at the address set forth on Schedule I hereto.

          (g)  Finco has no Subsidiaries.

          (h) Each Hospital (including, without limitation, each Excluded Hospital with respect to Receivables and Transferred Property purchased by Finco prior to exercise by Finco of the remedy set forth in subsection 6.2(a)(iii) of the applicable Sale and Servicing Agreement) is in compliance with the terms and conditions of Article V of the related Sale and Servicing Agreement.

          (i) Finco has no trade names, fictitious names, assumed names or "doing business as" names.

          (j) No material Reportable Event has occurred during the five-year period prior to the date on which this representation is made or deemed made with respect to any Plan, and each Plan has complied in all material respects with the applicable provisions of ERISA and the Code. The present value of all accrued benefits under each Single Employer Plan maintained by Finco or any Commonly Controlled Entity (based on those assumptions used to fund the Plans) did not, as of the last annual valuation date prior to the date on which this representation is made or deemed made, materially exceed the value of the assets of such Plan allocable to such accrued benefits. Neither Finco nor any Commonly Controlled Entity has had a complete or partial withdrawal or withdrawals from any Multiemployer Plan which, alone or in the aggregate, has resulted or could result in any material liability under ERISA, and neither Finco nor any Commonly Controlled Entity would become subject to any material liability under ERISA if Finco or any such Commonly Controlled Entity were to withdraw completely from all Multiemployer Plans as of the valuation date most closely preceding the date on which this representation is made or deemed made. No such Multiemployer Plan is in reorganization or Insolvent. The present value (determined using actuarial and other assumptions which are reasonable in respect of the benefits provided and the employees participating) of the liability of Finco and each Commonly Controlled Entity for post-retirement benefits to be provided to their current and former employees under Plans which are welfare benefit plans (as defined in Section 3(1) of ERISA) does not, in the aggregate, materially exceed the assets under all such Plans allocable to such benefits.

          (k) As of the date of delivery thereof, each Servicer Daily Statement and each Settlement Date Statement were true, correct and complete in all material respects.

          (l) The Master Receivables Account has been established in accordance with, and is in compliance with, the terms and conditions of
     Section 3.7 of the Servicing Agreement.

          (m) Finco has and shall have filed or caused to be filed all material federal, state and local tax returns which are required to be filed, and has and shall have paid or caused to be paid all taxes as shown on said returns or any other taxes or assessments payable by it (other than any such taxes or assessments the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of Finco and with respect to which collection has been stayed), and no tax Lien has been filed and, to the knowledge of Finco, no claims are being asserted with respect to any such taxes, fees or other charges which, alone or in the aggregate, could reasonably be expected to have a material adverse effect on the rights of the Interested Parties under the Operative Documents or with respect to the Transferred Property.

          (n) None of the transactions contemplated in this Agreement (including the use of proceeds from the sale of the TRIPs) will result in a violation of Section 7 of the Securities Exchange Act of 1934, as amended, or any regulations issued pursuant thereto, including Regulations G, T, U, and X of the Board of Governors of the Federal Reserve System, 12 C.F.R., Chapter II.

          (o) Neither Finco nor anyone acting on its behalf has offered, or will offer, directly or indirectly, any TRIPs, any interest in any TRIPs, or any other similar instrument, or has solicited, or will solicit any offer to buy any of the same, from such type or aggregate number of Persons, or in such manner, as to require the offering, issuance or sale of the TRIPs to be registered pursuant to the provisions of the Securities Act. The offer and sale of the TRIPs to the TRIPs Holders are exempt from the registration requirements of the Securities Act and neither Finco nor any Person acting on behalf of Finco will take any action that will subject the offer and sale of the TRIPs to such registration requirements.

          Section 4.2. Representations and Warranties of Finco Concerning the Receivables. On the date hereof and (i) with respect to Sections 4.2(a), (e),
(f), (l) and (n), on each following date (including each Purchase Date) and
(ii) with respect to Sections 4.2(b) through (k) and (m), with respect to the

Receivables purchased by Finco on each related Purchase Date, Finco represents and warrants to the Trustee and the Participants as follows:

          (a)  Finco has, immediately prior to each conveyance pursuant to
     Section 2.1, good title to the Purchased Receivables and other Total Transferred Property conveyed to the Trust, and such Purchased Receivables and other Total Transferred Property are not subject to any Lien or other claim of any kind or to any offset, counterclaim or defense of any kind, other than contractual adjustments in respect of, and in no event greater than, the Applicable Contractual Adjustment and any offsets included in the Offset Reserves. At all times during which this Agreement is in effect, the Purchased Receivables, the Total Transferred Property and the Outstanding Balances in relation thereto conveyed to the Trustee on behalf of the Trust and in which the Participants have purchased the Participations will not be subject to any Lien or claim of any kind or to any counterclaim or defense of any kind other than the Permitted Interests and the offsets included in the Offset Reserves.

          (b) All of the Purchased Receivables and the other Total Transferred Property comply with and will comply with all Requirements of Law (including, in the case of Governmental Receivables originated by any Hospital, all applicable requirements of the programs listed on Schedule II of the Sale and Servicing Agreement to which such Hospital is a party) and are not the subject of any litigation, court proceeding or other dispute.

          (c) Each of the Purchased Receivables (i) is and will be in full force and effect and represents and will represent a valid and legally binding obligation of the related Obligor enforceable against such Obligor in accordance with its terms and (ii) constitutes an "account" or a "general intangible" under the UCC in effect in the state in which Finco's chief executive office is located, or a right to payment under a policy of insurance or proceeds thereof; the Assigned Agreements and the other Finco Transferred Property (x) are and will be in full force and effect and represent and will represent valid and legally binding obligations of the Assignors enforceable against the Assignors in accordance with their terms and (y) constitute accounts or general intangibles under the UCC in effect in the state in which Finco's chief executive office is located.

          (d) (i) The statements and information constituting Receivables Information, as they relate to Finco, are true and correct and do not contain any untrue statement of a material fact or any omission of any material fact which would make such statements and information, in light of the circumstances in which they were made or given, misleading and
     (ii) the other statements and information furnished by any Authorized

     Officer of Finco to any Interested Party are true and correct and shall not contain any untrue statement of a material fact or any omission of any material fact which would make such other statements or information, in light of the circumstances in which they were made or given, misleading.

          (e) There is (i) no effective financing statement (or similar statement or instrument of registration under the law of any jurisdiction) on file or registered in any public office and (ii) no assignment filed or delivered by or on behalf of Finco covering any interest of any kind in the Purchased Receivables or the other Total Transferred Property or intended so to be filed, delivered or registered, and Finco will not execute nor will there be on file in any public office any effective financing statement (or any similar statement or instrument of registration under the laws of any jurisdiction) or any assignment or other notification relating to the Total Transferred Property, except the Security Filings in respect of the Permitted Interests. The interest of the Trustee, on behalf of the Trust, is an ownership or security interest, valid and enforceable against, and prior to, all claims of existing and future creditors of Finco and all subsequent purchasers from Finco of the Total Transferred Property.

          (f) All Security Filings which are required to perfect the interests of the Participants in the Purchased Receivables and the other Total Transferred Property have been filed, delivered or received, as the case may be (other than as limited by Section 5.3), and are in full force and effect. Schedule I attached hereto lists all offices where UCC filings must be made to perfect the security interests of the Participants in the Purchased Receivables and other Total Transferred Property.

          (g) This Agreement, together with the Security Filings, vests and at all times will vest in the Trustee on behalf of the Trust, for the benefit of the Participants, the ownership interests or first priority security interests in, and Liens on, the Purchased Receivables and other Total Transferred Property and the Collections purported to be conveyed hereby and in accordance with the terms hereof, and such conveyance of the Purchased Receivables, other Total Transferred Property and Collections constitutes and will constitute a valid transfer of, or security interest in and Lien on, the Purchased Receivables, Total Transferred Property and Collections, enforceable against Finco and all creditors of and purchasers from Finco prior to all sales or other assignments thereof.

          (h) No Obligor on the Purchased Receivables and other Transferred Property (including, without limitation, any insurance company or other third-party payor or guarantor of such Obligor obligated in respect of any such Purchased Receivables or Transferred Property) is bankrupt, insolvent, undergoing composition or adjustment of debts or is unable to make payment of its obligations when due; provided that this representation shall not apply to any Governmental Authority which is an Obligor on Medicaid Receivables if the Receivables of such Obligor would not be considered Uncollectible Receivables under clause (c) of the definition of Uncollectible Receivables (taking into account the proviso contained in such definition).

          (i) Each Hospital is a qualified provider in respect of all Purchased Receivables of such Hospital constituting Governmental Receivables.

          (j) All amounts paid on each Governmental Receivable will be paid to each Hospital in accordance with all Requirements of Law, either (i) in such Hospital's name to the related Hospital Concentration Account in accordance with Section 4.3(m) of the applicable Sale and Servicing Agreement or (ii) in the name of UHS, for the benefit of such Hospital, to the Master Receivables Account.

          (k) Each Non-governmental Receivable being purchased by Finco from each Hospital pursuant to the Sale and Servicing Agreement to which such Hospital is a party is not and will not be payable by an Obligor which is an agency or instrumentality of the federal government of the United States of America unless all applicable requirements of the Assignment of Claims Act of 1940, as amended, and all regulations promulgated thereunder, including the giving of all requisite notices of assignment to all Persons to whom such notice must be given and the acknowledgement of receipt thereof by all such Persons, have been complied with in all material respects and unless the Participants shall have been provided with evidence thereof in form and substance satisfactory to the Required Participants.

          (l) All accounting information relating to the Receivables which has been provided to any Participant hereunder is in accordance with each Hospital's accounting policies, including such Hospital's Credit and Collection Policy.

          (m) Each of the Purchased Receivables, other than any Excluded Receivable, any Self-pay Receivable and any Uncollectible Receivable for which the Payment Date is the Initial Closing Date, is and will be an Eligible Receivable on the Purchase Date for such Purchased Receivable.

          (n) Each of the Purchased Receivables shall at all times be separately identifiable from those Receivables not transferred by Finco to the Trust, and all Financible Receivables shall at all times be separately identifiable from those Receivables that are not Financible Receivables.


                                   ARTICLE V

                              COVENANTS OF FINCO

          Section 5.1. General Covenants. Finco covenants and agrees with the Trustee and the Participants that, so long as this Agreement shall remain in effect:

          (a) Finco will preserve and maintain its existence as a corporation in good standing under the laws of the state of its incorporation and its qualification as a foreign corporation where such qualification is required, except where any such failure or failures to so qualify, alone or in the aggregate, could not have a material adverse effect on Finco's performance of its obligations under the Finco Documents.

          (b) Finco will advise Sheffield and the Trustee promptly and in reasonable detail, and the Trustee shall thereupon provide notice thereof to the TRIPs Holders, of (i) any Lien asserted or offset or claim made against any of the Purchased Receivables or Total Transferred Property,
     (ii) the occurrence of any breach by any of Finco or any Assignor of any of its respective representations, warranties and covenants contained herein or in any of the other Finco Documents or the Assigned Agreements, as the case may be, (iii) the occurrence of any Early Amortization Event and of any event which, with the giving of notice or passage of time or both would become an Early Amortization Event, (iv) the occurrence of any Exclusion Event and of any event which, with the giving of notice or passage of time or both would become an Exclusion Event, (v) the occurrence of any event or events of which Finco has knowledge which would, alone or in the aggregate, reasonably be expected to have a material adverse effect on (A) the business, operations, property or condition (financial or otherwise) of the UHS Entities taken as a whole,
     (B) the value of the Total Transferred Property or the collectibility (other than as a result of the credit quality of any Obligor) or enforceability of the Purchased Receivables or (C) the ability of Finco to perform its obligations hereunder, (vi) the receipt from any Governmental Authority of a Deficiency Notice with respect to the Purchased Receivables or otherwise, (vii) the receipt of any notice of preliminary or final determination resulting from any Audit relating to any Hospital or the Receivables (including, without limitation, any "audit exception" to such determination), (viii) any other investigation of any Hospital by HHS or any intermediary thereof or (ix) any investigation by any other Governmental Authority or any intermediary thereof concerning the Receivables or the result of which could alone or in the aggregate materially adversely affect the ability of any UHS Entity to perform its obligations under the Operative Documents.

          (c) Subject to Section 5.2(i), Finco will duly fulfill all obligations on its part to be fulfilled under or in connection with the conveyance by Finco of the Total Transferred Property to the Trustee on behalf of the Trust and the conveyance of the Participations to the Participants and will do nothing, and shall cause each Assignor to do nothing, to impair the rights of the Interested Parties in the Total Transferred Property.

          (d) All financial statements prepared by Finco or any Hospital and made available to any Person other than any UHS Entity shall indicate the sale to Finco of the Purchased Receivables and other Transferred Property.

          (e) Finco shall file or shall cause to be filed all federal, state and local tax returns which are required to be filed, and shall pay or cause to be paid all taxes as shown on said returns and any other taxes or assessments payable by it (other than any such taxes or assessments the amount or validity of which are contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP are provided on the books of Finco and with respect to which collection has been stayed).

          (f) Finco shall not (i) invest in (by capital contribution or otherwise), suffer to exist any investment in, or acquire or purchase or make any commitment to purchase the obligations or capital stock of, or other indicia of equity rights in, or make any loan, advance or extension of credit to, or purchase any bonds, notes, debentures or other securities of, any Person or (ii) make any expenditure (by long-term or operating lease or otherwise) for capital assets (either realty or personalty).

          (g) Finco shall not wind up, liquidate or dissolve its affairs or enter into any transaction of merger or consolidation, convey, sell, lease or otherwise dispose of all or any part of its property or assets other than in accordance with the terms of the Operative Documents; enter into any joint venture, syndicate or other combination with any other Person, or issue any shares of capital stock or other securities (other than to UHS or any Hospital) or agree to do any of the foregoing at any future time.

          (h) Finco shall not declare or pay or permit to be paid any dividends or make or agree to make any other payments to any Affiliate; provided, however, that Finco shall not be prohibited from paying to UHS any amounts received pursuant to Section 7.2(d) and not payable to the Hospitals pursuant to Section 7.2(e).

          (i) Finco shall not engage in any business, or enter into any contract, agreement or transaction, except as contemplated by its Certificate of Incorporation, its By-Laws and the Operative Documents.

          (j) Finco shall not, except as approved by the Required Participants, amend any provision of its Certificate of Incorporation, By-Laws or any Operative Document to which it is a party, or waive any rights or claims of substantial value thereunder or enter into any additional Operative Documents.

          (k) Finco shall not contract, create, incur, assume or suffer to exist any indebtedness for borrowed money or any obligation in respect of a lease of property which is required to be capitalized in accordance with GAAP or any other liability (contingent or otherwise), except as permitted under the Operative Documents.

          (l)  Finco shall:

                 (i) (A) subject to Article V of the Sale and Servicing Agreement, Section 3.1 of the Servicing Agreement and Article VI hereof, maintain its own deposit account or accounts with commercial banking institutions, separate from those of any Affiliate; (B) not divert the funds of Finco to any other Person or for other than corporate uses of Finco nor, subject to Article V of the Sale and Servicing Agreement, Section 3.1 of the Servicing Agreement and
          Article VI hereof, commingle the funds of Finco with funds of any other person held in any account of any other Person; and (C) use its best efforts to ensure that no funds of any other Person are commingled with funds of Finco held in any account of Finco;

                (ii) to the extent that it shares the same officers or other employees as any of its stockholders or Affiliates, ensure that the salaries of and the expenses related to providing benefits to such officers and other employees are fairly allocated among such entities, and that each such entity bears its fair share of the salary and benefit costs associated with all such common officers and employees;

               (iii) to the extent that it jointly contracts with any of its stockholders or Affiliates to do business with vendors or service providers or to share overhead expenses, ensure that the costs incurred in so doing are allocated fairly among such entities, and that each such entity bears its fair share of such costs; to the extent that Finco contracts or does business with vendors or service providers where the goods and services provided are partially for the benefit of any other Person, ensure that the costs incurred in so doing are fairly allocated to or among such entities for whose benefit the goods and services are provided, and that each such entity bears its fair share of such costs;

                (iv) ensure that all material transactions between Finco and any of its Affiliates are on an arm's length basis;

                 (v) conduct its business separate from that of each other UHS Entity and each other Subsidiary of UHS; and not hold itself out or permit itself to be held out as being liable for the debts of any Affiliate; and

                (vi) conduct its affairs strictly in accordance with its Certificate of Incorporation and By-laws and observe all necessary, appropriate and customary corporate formalities, including, but not limited to, holding regular and special stockholders' and directors' meetings appropriate to authorize all corporate action, keeping separate and accurate minutes of its meetings, passing all resolutions or consents necessary to authorize actions taken or to be taken, and maintaining accurate and separate books, records and accounts, including, but not limited to, payroll and intercompany transaction accounts.

          (m) Finco shall furnish to the Trustee and Sheffield, and the Trustee shall promptly deliver to each TRIPs Holder, (i) as soon as practicable and in any event within 90 days after the end of each fiscal year of Finco, (A) a report prepared by Arthur Andersen & Co. or such other firm of independent certified public accountants, substantially in the form of Exhibit B and (B) an unaudited balance sheet of Finco as of the end of such fiscal year and unaudited statements of income and retained earnings and of cash flow of Finco for such fiscal year; (ii) as soon as practicable and in any event within 45 days after the end of each of the first three fiscal quarters of Finco, an unaudited balance sheet of Finco as of the close of such fiscal quarter and unaudited statements of income and retained earnings and of cash flow of Finco for such fiscal quarter and the portion of the fiscal year through such date, setting forth in comparative form the figures for the corresponding periods of the preceding fiscal year; (iii) at the time of the delivery of the financial statements required by clauses (i) and (ii) of this Section 5.2(m), a certificate of an Authorized Officer of Finco to the effect that (i) such financial statements are complete and correct and were prepared in accordance with GAAP applied consistently throughout the periods reflected therein and with prior periods, except as approved by such Authorized Officer and disclosed therein and (ii) there exists no Early Amortization Event or Exclusion Event under any Sale and Servicing Agreement and no condition, event or act which, with the giving of notice or lapse of time, or both, would constitute an Early Amortization Event or an Exclusion Event, or if any such Early Amortization Event, Exclusion Event, condition, event or act exists, specifying the nature thereof, the period of existence thereof and the action Finco proposes to take with respect thereto; and (iv) with reasonable promptness, such further information regarding the business, affairs and financial condition of Finco as the Trustee or any Participant may reasonably request.

          Section 5.2. Covenants of Finco Relating to the Receivables. Finco covenants and agrees with the Trustee and the Participants that so long as this Agreement shall remain in effect:

          (a) Finco will cause each Hospital, at such Hospital's own cost and expense, to (i) retain a record of the Receivables generated by such Hospital and copies of all documents relating to each Receivable generated by such Hospital, (ii) mark such record to the effect that the Purchased Receivables generated by such Hospital listed thereon have been sold to Finco, (iii) maintain a record of Receivables that have been repurchased by such Hospital in accordance with the terms of the applicable Sale and Servicing Agreement and (iv) maintain a record of Receivables that have been repurchased by Finco pursuant to Section 5.4 hereof.

          (b) Finco will take no action and will not permit any Hospital to take any action to cause any Purchased Receivable to be evidenced by any instrument (as defined in the UCC in the state in which the chief executive office of Finco or such Hospital, as the case may be, is located), except in connection with its enforcement or collection of such Receivable, in which event Finco shall deliver such instrument to the Trustee as soon as reasonably practicable but in no event more than 10 days after execution thereof.

          (c) Finco will comply and cause each Hospital to comply with all Requirements of Law which are applicable to the Purchased Receivables and the other Total Transferred Property or any part thereof; provided, however, that Finco may contest and permit any Hospital to contest any act, regulation, order, decree or direction in any manner which could not reasonably, alone or in the aggregate, materially and adversely affect the Participations or the Interested Parties. Subject to Section 5.2(i) hereof and Section 4.3(k) of each Sale and Servicing Agreement, Finco will, and will cause each Hospital to, comply with the terms of its respective contracts with Obligors relating to such Receivables except where non-compliance would not in the aggregate reasonably be expected to have a material adverse effect on any Hospital's ability to receive payments under such contracts.

          (d) Finco will not create, permit or suffer to exist, and will defend the Interested Parties' rights to the Total Transferred Property against, and take such other actions as are necessary to remove, any Lien on, claim in respect of, or right to, such Total Transferred Property, and will defend the right, title and interest of the Interested Parties in and to such Total Transferred Property against the claims and demands of all Persons whomsoever, other than the Permitted Interests.

          (e) Unless prohibited by any Requirement of Law, the Participants and the Trustee and their respective employees, agents and representatives (collectively, the "Recipients") (A) shall at all times have full and free access during normal business hours to all the books, correspondence and records of Finco, the Servicer, UHS and the Hospitals insofar as they relate to the Total Transferred Property, and the Recipients may examine the same, take extracts therefrom and make photocopies thereof, and Finco agrees to render to the Recipients and cause the Servicer, UHS and the Hospitals to render to such Recipients, at Finco's cost and expense, such clerical and other assistance as may be reasonably requested with regard thereto and (B) may discuss the affairs, finances and accounts of Finco, the Servicer, UHS and the Hospitals with, and be advised as to the same by, executive officers and independent accountants of Finco, the Servicer, UHS and the Hospitals (and Finco shall cause the executive officers and independent accountants of Finco, the Servicer, UHS and the Hospitals to so discuss and advise), all as any such Recipient may reasonably deem appropriate for the purpose of verifying the accuracy of any reports or information delivered to the Trustee or the Participants pursuant to this Agreement or for otherwise ascertaining compliance with this Agreement; provided, however, that each of the Recipients acknowledges that in exercising the rights and privileges conferred in this Section 5.2(e) the Recipients may, from time to time, obtain knowledge of information, practices, books, correspondence and records of a confidential nature and in which Finco, the Servicer, UHS or any Hospital has a proprietary interest; and provided, further, that Finco and each Recipient acknowledges that the Operative Documents and documents required to be filed on behalf of UHS and its Subsidiaries with the Securities and Exchange Commission and available to the public shall not be considered confidential for the purposes of this Agreement (all such confidential information, collectively, the "Information"). Each of the Recipients agrees that the Information is to be regarded as confidential information and that the Information may be subject to laws, rules and regulations regarding patient confidentiality and agrees that, subject to the following sentence, (i) it shall, and shall cause its employees, agents and representatives to, retain in confidence and not disclose without the prior written consent of Finco, the Servicer, UHS or such Hospital, as the case may be, any or all of the Information, and (ii) it will not, and will ensure that its employees, agents and representatives will not, make any use whatsoever (other than for the purposes contemplated by this Agreement and the other Operative Documents or for the enforcement of any of the rights granted hereunder or thereunder) of any of the Information without the prior written consent of Finco, the Servicer, UHS or such Hospital, as the case may be. Notwithstanding the foregoing, a Recipient may (x) disclose Information to any Person that has executed and delivered to the addressee and UHS a confidentiality agreement, substantially in the form of Exhibit C hereto, with respect to such Information and (y) disclose Information (A) to the extent that such Information is required or appropriate in any report, statement or testimony submitted to any municipal, state, or federal regulatory body having or claiming to have jurisdiction over the Recipient or to the National Association of Insurance Commissioners or similar organizations or their successors, (B) to the extent such Information is required in response to any summons or subpoena or in connection with any litigation,
     (C) to the extent that such Information is believed by the Recipient to be required in order to comply with any law, order, regulation or ruling applicable to the Recipient, (D) to the extent that such Information was publicly available or otherwise known to the Recipient at the time of disclosure, (E) to the extent that such information subsequently becomes publicly available, other than through any act or omission of the Recipient or (F) to the extent that such Information subsequently becomes known to the Recipient other than through a Person whom the Recipient knows to be acting in violation of his or its obligations to Finco, the Servicer, UHS or such Hospital.

          (f) Finco shall execute and file, and shall cause each Hospital to file, at Finco's expense, such continuation statements and other documents relating to the Security Filings which may be required by law to fully preserve and protect the interest of the Interested Parties in and to the Total Transferred Property. Finco shall, at its own expense, perform or cause to be performed all acts and execute all documents necessary to evidence, perfect, maintain and enforce the security interests and Liens of the Interested Parties in the Purchased Receivables and the other Total Transferred Property and the first priority thereof. Finco will, on the reasonable request of the Required Participants or an Authorized Officer of the Trustee, execute and deliver all such Security Filings (satisfactory in form and substance to the Trustee and the Required Participants) and, where permitted by law, Finco authorizes the Trustee to file one or more such Security Filings signed only by the Trustee. Finco hereby irrevocably appoints the Trustee as its attorney-in-fact to file and deliver Security Filings (and receive Confirmations in respect of one or more such Security Filings) signed on behalf of Finco by the Trustee as the attorney-in-fact of Finco.

          (g) Finco will not, without providing 30 days' notice to the Trustee and Sheffield, and without filing such amendments to the Security Filings as may be required to preserve the priority of the ownership or security interest perfected thereby change or permit any Hospital to change (i) the location of its chief executive office or the location of the offices where the records relating to the Receivables and the other Total Transferred Property are kept or (ii) its name, identity or corporate structure in any manner which would, could or might make any Security Filing or continuation statement filed by Finco or such Hospital in accordance with Section 4.2(f) or Section 5.2(f) of this Agreement or the provisions of the applicable Sale and Servicing Agreement seriously misleading within the meaning of Section 9-402(7) of any enactment of the UCC applicable thereto.

          (h) Finco shall (i) promptly cause the Servicer to (A) notify the Trustee and Sheffield of any insurance provider or other third-party payor which becomes an Obligor after the Initial Closing Date pursuant to a written contract or arrangement which purports to prohibit the assignment of any rights of the Hospital under such contract or arrangement without the consent of such Obligor and (B) deliver or cause to be delivered to such Obligor a Notice of Assignment and receive a Confirmation with respect thereto; and (ii) comply with and cause each Hospital to comply with all other reasonable requests of the Trustee, the Required Participants or Sheffield with respect to the Security Filings.

          (i) Finco shall not change, and shall not cause or otherwise allow any Hospital or the Servicer to change, the terms of the payor contracts and agreements relating to the Purchased Receivables and related Transferred Property or the normal policies and procedures with respect to the origination and servicing thereof (including without limitation the amount and timing of finance charges, fees and write-offs) except (i) that Finco or any Hospital may make such changes in connection with Purchased Receivables which increase the collectibility of such Purchased Receivables without extending the payment date thereof, so long as each such change (A) is in accordance with the Credit and Collection Policy and consistent with past practice and (B) shall not have a disproportionate effect on the Purchased Receivables as compared with Receivables (or future Receivables) not sold to Finco; and (ii) in respect of such Purchased Receivables which have become Uncollectible Receivables and only to the extent that Finco or any Hospital shall reasonably believe that such change of terms will improve the collectibility of such Uncollectible Receivables; provided that no such change permitted by clause (i) or (ii) shall, or shall reasonably be expected to, result in an Exclusion Event or an Early Amortization Event; and provided, further, that no such change shall cause the Borrowing Base to be less than the Aggregate Capital.

          (j) Finco hereby acknowledges and agrees that UHS Delaware will be initially appointed as the Servicer of the Receivables pursuant to the Servicing Agreement, that each Hospital will perform certain servicing functions with respect to the Receivables pursuant to the terms of the Servicing Agreement and the Sale and Servicing Agreements, that UHS Delaware may subcontract certain other servicing functions as permitted under the Servicing Agreement while still retaining liability for performance of such functions and that UHS will guarantee the performance by UHS Delaware and the Hospitals of their respective obligations. Finco shall cooperate with any requests made by the Servicer for information required by the Servicer in connection with the Servicer's determination of amounts due hereunder and under the Servicing Agreement and in connection with the delivery by the Servicer of statements and reports required thereunder.

          (k) Finco hereby covenants that it will cause each Hospital to designate personnel and to direct such designated personnel to deposit all Collections and proceeds thereof on each Business Day upon which such Collections are received (or, if such Collections are received by any Hospital on a day which is not a Business Day, on the next Business Day) into such Hospital's Hospital Concentration Account in accordance with
     Section 6.2.

          (l) Except for the purpose of collection in the ordinary course of business and in accordance with the restrictions set forth in Section 5.2(i), Finco will not, and will not allow any Hospital to, sell, discount or otherwise dispose of any Purchased Receivable except to the Interested Parties as provided hereunder and to Finco as provided under the Sale and Servicing Agreement to which such Hospital is a party.

          (m) Finco shall not terminate and shall not allow any other Person to terminate any Hospital Concentration Account or establish any other Hospital Concentration Account, unless (i) Finco has provided 10 days' prior written notice of such change to the Trustee and Sheffield and (ii) immediately after any such event, the representations and warranties in
     Section 4.1(h) shall be true and correct; and Finco shall not terminate and shall not allow any other Person to terminate, or change the instructions governing the operation of, the Master Receivables Account or establish any other Master Receivables Account, unless (i) the Required TRIPs Holders and Sheffield shall have consented to such change or termination and (ii) immediately after such event, the representations and warranties in Section 4.1(h) shall be true and correct. The Trustee shall promptly forward any notice received by it from Finco under this
     Section 5.2(m) to the TRIPs Holders.

          (n) Finco shall promptly cause the Servicer to notify the Trustee and Sheffield, and the Trustee shall thereupon promptly notify the TRIPs Holders, on any date on which any Hospital becomes, applies to become, or no longer remains, a qualified provider in respect of Governmental Receivables listed on Schedule II of the Sale and Servicing Agreement to which such Hospital is a party.

          (o) Finco shall not, without the prior written consent of the Required Participants, which consent shall not be unreasonably withheld, permit any Hospital to materially alter the hardware or software systems used by such Hospital in generating its reports to the Servicer in respect of the Purchased Receivables and the Collections and, in any event, shall not permit any such alteration unless such alteration is designed to improve the Servicer's ability to monitor and collect on the Receivables.

          Section 5.3. Notice and Consent Procedures. Finco represents and warrants as of the date hereof and as of the TRIPs Closing Date that (i) each Hospital has sent or caused to be sent a Notice of Assignment to each insurer or third-party intermediary that is an Obligor on such Hospital's Non-governmental Receivables and that has a written contract or other written arrangement with one or more of the Hospitals which prohibits assignment of any rights of such Hospital under such contract or arrangement without the consent of such insurer or third party intermediary and (ii) each Hospital has sent or caused to be sent a Notice of Assignment to each of the ten insurers or third-party intermediaries that are Obligors on any Receivables and that maintained the ten highest average Outstanding Balances of Receivables originated by all UHS Entities taken as a whole during the August, 1993 fiscal month. Finco agrees to use its best efforts to ensure that the Trustee and Sheffield promptly receive all Confirmations in respect of the Notices of Assignment described in clauses (i) and (ii).

          Section 5.4.  Removal of Non-qualifying Receivables. (a)    In the
event that any representation or warranty set forth in Section 4.2 with respect to any Purchased Receivable is not true and correct on the Purchase Date with respect thereto, then Finco shall repurchase such Purchased Receivable by depositing in the Collateral Account or deducting from the amount otherwise payable to Finco pursuant to Article VII, the Outstanding Balance of such Purchased Receivable as of the date of conveyance to the Trust
less any Collections received in respect thereof.   The deposit or deduction
required pursuant to subsection 5.4 hereof shall be made by Finco on any date on which the Trustee shall request. Notwithstanding the foregoing, if any such representation or warranty with respect to such Purchased Receivable was untrue solely because the Applicable Contractual Adjustment on the Purchase Date was less than the Actual Contractual Adjustment, such Purchased Receivable shall not be repurchased, but instead the difference between the Actual Contractual Adjustment and the Applicable Contractual Adjustment shall be deposited in the Collateral Account by Finco or deducted from the amount otherwise payable to Finco under Article VII. Notwithstanding the foregoing provisions of this Section 5.4, no such deduction or repurchase shall be required in respect of any Receivable conveyed to the Trust on the Initial Closing Date that was an Uncollectible Receivable on such date unless and until an Early Amortization Event occurs hereunder. In such event, the amount that would otherwise be payable by Finco or deducted from amounts payable to Finco in respect of such Receivable shall be reduced by the amount of any Collections (if any) on such Receivable received by Finco prior to the date of such Early Amortization Event.

          (b) In addition, upon notice by any Hospital that Non-qualifying Receivables of such Hospital have been sold to Finco, Finco shall immediately demand that all such Non-qualifying Receivables be repurchased or a portion of the purchase price thereof be reimbursed pursuant to Section 4.4 of the applicable Sale and Servicing Agreement.

          (c) On the date on which any amount required to be paid to the Collateral Account or deducted from the amount payable to Finco pursuant to
Section 5.4(a) or 5.4(b) is so paid or deducted, the Trustee shall automatically and without further action be deemed to sell, transfer, assign, set over and otherwise convey to Finco (or in the case of Non-qualifying Receivables repurchased by a Hospital, to the applicable Hospital), without recourse, representation or warranty, all the right title and interest of the Trustee in and to such repurchased Receivable, all monies due or to become due with respect thereto, and all proceeds thereof. The Trustee shall execute such documents and instruments of transfer or assignment and take such other actions as shall be reasonably requested by Finco to effect the conveyance pursuant to this Section 5.4. Amounts paid to the Trustee pursuant to paragraph (a) above shall be treated as Collections on Non-governmental Receivables.

          Section 5.5. Hospital Concentration Accounts. Finco represents and warrants to the Trustee and the Participants as of the date hereof and as of the TRIPs Closing Date that each Hospital has previously established in its name a Hospital Concentration Account into which Collections on the Hospital's Purchased Receivables are transferred in accordance with the terms and conditions of Section 5.2 of the Sale and Servicing Agreement to which such Hospital is a party. Finco hereby represents and warrants to the Trustee and the Participants that set forth as Schedule II hereto is the name, location and account number of each such Hospital Concentration Account. Pursuant to
Section 5.2(m), Finco will give to the Trustee and Sheffield, and upon receipt thereof the Trustee will give to the TRIPs Holders, prior written notification of the establishment of any Hospital Concentration Account or the termination of any Hospital Concentration Account. Subject to all Requirements of Law, Finco shall not, and shall not instruct or permit any Person to, deposit any Collections into any account other than such designated Hospital Concentration Account or the Master Receivables Account without the prior written consent of the Required TRIPs Holders and Sheffield. Finco hereby agrees that it will promptly notify the Trustee and Sheffield, which notice shall be promptly forwarded by the Trustee to each of the TRIPs Holders, if Finco has received notice or otherwise obtained information that any Hospital is not in full compliance with the provisions of this Section 5.5 or of the related provisions of the Sale and Servicing Agreements.

          Section 5.6. Performance of Agreements. Finco, for the benefit of the Trust and the Participants, hereby agrees, at its own expense, duly and punctually to perform and observe each of its obligations to the Servicer under the Servicing Agreement and to the Hospitals under the related Sale and Servicing Agreements. In addition, promptly following a request from Sheffield or the Trustee, on behalf of the Participants, to do so, and at Finco's own expense, Finco agrees to take all such lawful action as the Trustee or the Required Participants may request to compel or secure the performance and observance by any or all of the Assignors under or in connection with the respective Assigned Agreements in accordance with the terms thereof, and to exercise any and all rights, remedies, powers and privileges lawfully available to Finco under or in connection with the Assigned Agreements to the extent and in the manner directed by the Trustee or the Required Participants, including, without limitation, the transmission of notices of default on the part of any of the Assignors thereunder and the institution of legal or administrative actions or proceedings to compel or secure performance by such Assignor or Assignors of their obligations under the Assigned Agreements. Finco further agrees that it will not, without the prior written consent of the Trustee and the Required Participants, exercise any right, remedy, power or privilege available to it with respect to any of the Assignors under the respective Assigned Agreements or take any action to compel or secure performance or observance by any of such Assignors of their respective obligations thereunder, or give any consent, request, notice, direction, approval, extension or waiver to any of such Assignors under the Assigned Agreements not required to be exercised, taken, observed or given by Finco pursuant to the terms of the respective Assigned Agreements. Finco agrees promptly to provide, or cause to be provided, to Sheffield and the Trustee copies of all notices, requests, demands and other documents received from any Assignor under any of the Assigned Agreements and to cause all legal opinions and other documents delivered for the benefit of Finco under the Assigned Agreements to be delivered and addressed to each Interested Party.

          Section 5.7. Amendment of Assigned Agreements; Waivers. Finco agrees that it will not amend, modify, supplement, waive, terminate or surrender, or agree to any amendment, modification, supplement, waiver, termination or surrender of, any of the Total Transferred Property or any portion thereof or any Assigned Agreement or part thereof, or waive timely performance or observance by any of the Assignors of their respective obligations thereunder, or any default on the part of any Assignor under any Assigned Agreement without the prior written consent of the Required Participants; provided, however, that Finco may take whatever action any applicable Hospital reasonably deems necessary (if any) to release Non-qualifying Receivables repurchased pursuant to Section 4.4 of any Sale and Servicing Agreement by such Hospital, so long as such action does not affect the ownership or security interest granted in the Trust Assets other than the Non-qualifying Receivables so repurchased, without obtaining such consent. If any such amendment, modification, supplement or waiver shall be so consented to by the Required Participants, Finco agrees, promptly following a request by the Trustee or the Required Participants, to execute and deliver, in its own name and at its own expense, such agreements, instruments, consents and other documents (in form and substance reasonably satisfactory to the Required Participants) as the Trustee or the Required Participants may reasonably deem necessary or appropriate in the circumstances.

                                   ARTICLE VI

                         ADMINISTRATION AND COLLECTIONS

          Section 6.1. Servicing. (a) In further consideration for the obligations of the Trustee and the Participants hereunder, Finco agrees that it shall service the Purchased Receivables by (i) causing UHS Delaware, pursuant to the Servicing Agreement, to undertake all obligations of the Servicer thereunder in connection with the servicing of the Purchased Receivables and the other Transferred Property, (ii) causing each Hospital, pursuant to the Sale and Servicing Agreement to which such Hospital is a party, to undertake such obligations in connection with the servicing of the Purchased Receivables and the other Transferred Property as the Servicer shall delegate to such Hospital and (iii) causing UHS to comply with the terms of the Guarantee, pursuant to which UHS will guarantee the performance by the Hospitals and UHS Delaware of all of their respective obligations under the Sale and Servicing Agreements and the Servicing Agreement. By their acceptance of the Participations, the Participants consent to UHS Delaware acting as Servicer in accordance with the Servicing Agreement and to the Servicing arrangements described therein and in the previous sentence.

          (b) In furtherance of Section 6.1(a), Finco agrees, subject to applicable confidentiality requirements under law, that it will provide promptly and shall cause the Servicer, UHS and each Hospital to provide promptly to the Trustee and the Participants and any other Person retained by any of them all information, including, without limitation, all information in relation to the Purchased Receivables and other Total Transferred Property, that any such Person requests, including, without limitation, information with respect to the periodic reports by Arthur Andersen & Co. or other certified public accountant delivered pursuant to Section 5.1(m) or reports by any other agent of Finco, the Servicer, UHS or the Hospitals on the Purchased Receivables and other Total Transferred Property conveyed to the Trust. The Trustee and the Participants agree that all such information is to be regarded as Information subject to the confidentiality provisions of Section 5.2(e).

          Section 6.2. Collections. (a) Finco shall apply, and shall cause each of the Servicer and each Hospital to apply, all Collections on all Purchased Receivables strictly in accordance with the terms of the Sale and Servicing Agreements, the Servicing Agreement and this Agreement in order to permit the Trustee, for the benefit of the Interested Parties, to make all allocations and payments required hereunder.

          (b) To the extent held or received by Finco or any Interested Party (other than the Hospital payee), all Collections on account of Non-governmental Receivables will be held in trust for the benefit of the Participants and deposited in the Master Receivables Account pending remittance to the Trustee.

          (c) Any Collections on Governmental Receivables received by any Interested Party or Finco shall be immediately paid to the Hospital payee for deposit in such Hospital's Hospital Concentration Account or the Master Receivables Account.

          (d) In no event shall Finco permit any Hospital to deposit any Collections into any account established, held or maintained by such Hospital or any other Person other than the related Hospital Concentration Account or the Master Receivables Account or transfer such Collections other than in accordance with the provisions of this Agreement, the related Sale and Servicing Agreement and the Servicing Agreement. Available amounts in the Hospital Concentration Accounts shall be transferred within one Business Day of receipt to the Master Receivables Account. Amounts so transferred from the Hospital Concentration Accounts and amounts otherwise received in the Master Receivables Account prior to the close of business on any Business Day shall be transferred to the Collateral Account on such Business Day. Amounts received in the Master Receivables Account after the close of business on any Business Day or on any day which is not a Business Day shall be transferred to the Collateral Account on the next succeeding Business Day. Amounts received in the Collateral Account shall be applied in accordance with Article VII.

          (e) Finco agrees that it shall use its best efforts to ensure that only Collections on Purchased Receivables are deposited into the Hospital Concentration Accounts and the Master Receivables Account. The Participants and the Trustee agree that, promptly following the establishment to the satisfaction of Finco and any Hospital that any funds received in such Hospital's Hospital Concentration Account or the Master Receivables Account do not constitute Collections on Purchased Receivables (including any funds constituting payments on Receivables which have been reassigned to such Hospital and payments to such Hospital not in respect of Receivables) to the extent such funds are available in the Hospital Concentration Accounts, the Master Receivables Account or the Collateral Account, the Servicer shall remit, or cause the Trustee to remit, such funds to such Hospital in immediately available funds.

          Section 6.3. Claims Against Third Parties. Finco agrees that it will make and pursue, and continue to cause each Hospital to make and pursue, for the benefit of the Interested Parties, claims on the Purchased Receivables sold to Finco and not repurchased pursuant to Section 4.4 of each Sale and Servicing Agreement to the extent that any Requirement of Law or contractual provision requires Finco or such Hospital to directly make and pursue such claims; provided that Finco agrees that it is making and pursuing such claims for the benefit of the Interested Parties and that any funds received by Finco based on such claims will be transferred in accordance with Section 6.2.

          Section 6.4. Deleted Receivables. Finco agrees that it shall permit the Servicer, in accordance with the terms of Section 3.6 of the Servicing Agreement, to exclude Deleted Receivables from the pool of Financible Receivables only on the Business Day on which Finco is obligated to make payment of the Purchase Price with respect thereto under the Sale and Servicing Agreement and only to the extent that, after giving effect to such exclusion, the quality and collectibility (including as a result of the credit quality of the Obligors on the Financible Receivables) of the pool of Financible Receivables would not be any worse than the quality and collectibility (including as a result of the credit quality of the Obligors on the Eligible Receivables) of the pool of Eligible Receivables. Finco agrees to cause the Servicer, for the benefit of the Interested Parties, to comply with all representations, warranties and covenants of the Servicer with respect to the Deleted Receivables, including, without limitation, the agreement that no Deleted Receivable shall be added to the calculation of the Financible Pool Balance or considered to be a Financible Receivable for any reason.


                                   ARTICLE VII

                    COLLATERAL ACCOUNT AND OTHER ACCOUNTS;
                         ALLOCATIONS AND DISTRIBUTIONS

          Section 7.1. Establishment of Collateral Account and Other Accounts. (a) The Trustee, for the benefit of the Participants, shall maintain a segregated trust account, in the name of the Trust, on behalf of the Trust and in the corporate trust department of an Eligible Institution satisfactory to the Trustee and Finco, bearing a designation clearly indicating that the funds deposited therein are held for the benefit of the Participants (the "Collateral Account" and identified as Account No. 0004359), the operation of which Collateral Account shall be governed by this Article
VII. For administrative purposes only, the Trustee shall establish or cause to be established, simultaneously with the Collateral Account (i) the following three sub-accounts of the Collateral Account: (A) for the benefit of Sheffield, the "Sheffield Sub-account", (B) for the benefit of the TRIPs Holders, the "TRIPs Sub-account" and (C) for the benefit of the Participants and certain Persons specified in Section 7.3(a) to whom amounts are payable in connection with the administration of the Trust and the Participations, the "Expense Sub-account" and (ii) a sub-account of each of the Sheffield Sub-account and the TRIPs Sub-account (the "Sheffield Interest Sub-account" and the "TRIPs Interest Sub-account", respectively). The Trustee shall make all transfers, deposits and withdrawals to and from the Collateral Account, all sub-accounts thereof and the Other Accounts pursuant to this Article VII.

          (b) There shall be deposited in the Collateral Account the following monies, cash and proceeds: (i) all Available Cash Collections received by the Trustee pursuant to Section 3.1 of the Servicing Agreement,
Section 5.2 of the Sale and Servicing Agreements and Section 6.2 hereof, (ii) all amounts earned pursuant to Section 7.7, (iii) all proceeds, if any, of Commercial Paper and Loans in excess of the amount required to repay maturing Commercial Paper and Loans and (iv) any and all other monies at any time and from time to time received by or on behalf of the Participants or Finco, and required by the terms of this Agreement, each of the Sale and Servicing Agreements, the Servicing Agreement or any other Operative Document to be deposited in the Collateral Account.

          (c) The Trustee shall at all times during the term of this Agreement maintain a segregated trust account in the name of the Trust in the corporate trust department of an Eligible Institution satisfactory to the Trustee, Finco and Sheffield, for the exclusive benefit of Sheffield and the Liquidity Agent, for the benefit of the Lenders (the "Sheffield Payment Account" and identified as Account No. 0004365), into which account shall be deposited all amounts required pursuant to this Article VII.

          (d) The Trustee shall at all times during the term of this Agreement maintain a segregated trust account in the name of the Trust in the corporate trust department of an Eligible Institution satisfactory to the Trustee, Finco and the Required TRIPs Holders, for the benefit of the TRIPs Holders (the "TRIPs Payment Account" and identified as Account No. 0004366; the TRIPs Payment Account and the Sheffield Payment Account, collectively, the "Other Accounts") into which account shall be deposited all amounts required pursuant to this Article VII.

          (e) Schedule II hereto sets forth the Eligible Institution at which the Collateral Account and each Other Account is held, along with the name and account number of each such account. Subject to all Requirements of Law, the Trustee shall have exclusive dominion and control over the Collateral Account, the Other Accounts and any Additional Accounts, for the exclusive benefit of the Participants and those Persons specified in Section 7.3(a) as their respective interests may appear. Except as expressly provided herein, no Person other than the Trustee shall have any right of withdrawal therefrom. The Servicer shall have no right of set-off or banker's lien against, and no right to otherwise deduct from, any funds held or to be deposited in the Collateral Account, any Other Account or any Additional Account for any amount owed to it by the Trust or any Interested Party. If, at any time the institution holding the Collateral Account, any Other Account or any Additional Account ceases to be an Eligible Institution and the Trustee is notified of such fact, the Trustee shall establish a new account with an Eligible Institution meeting the applicable conditions specified above, transfer any cash and/or any investments to such new account and from the date such new account is established, it shall be the "Collateral Account" or the applicable "Other Account" or "Additional Account", as the case may be.

          Section 7.2. Daily Allocations. (a) On each Business Day, the Trustee shall allocate Available Cash Collections, all other amounts received on deposit in the Collateral Account and all amounts remaining on deposit in the Collateral Account from the previous Business Day that have not been allocated to any sub-account thereof as follows:

            (i) an amount equal to the Sheffield Percentage of such amount shall be allocated to the Sheffield Sub-account; and

           (ii) an amount equal to the TRIPs Percentage of such amount shall be allocated to the TRIPs Sub-account.

          (b) On each Business Day, amounts allocated to the Sheffield Sub-account (or retained therein on a prior Business Day) shall be applied by the Trustee in the following priority:

            (i) an amount equal to the imputed or stated Sheffield Yield, as the case may be, accrued since the previous Business Day shall be allocated (to the extent not previously so allocated) to the Sheffield Interest Sub-account; provided that on any date on which a Stub Loan is incurred, five hundred dollars ($500) shall be allocated to the Sheffield Interest Sub-account and no further daily allocation shall be made in respect of the Sheffield Yield to accrue on such Stub Loan;

           (ii) the following amounts shall be allocated to the Expense Sub-account:

               (A) an amount equal to the Sheffield Percentage of the Daily Program Expense Amount for such Business Day; provided, however, that for so long as the Servicer is an Affiliate of Finco and no Early Amortization Event shall have occurred, the Sheffield Percentage of the accrued and unpaid Servicing Fee shall not be transferred to the Expense Subaccount but rather shall be paid to the Servicer on such Business Day; and provided, further, that the amount so paid on any Business Day shall be reduced by an amount equal to the excess of (A) the Required Coverage Amount over (B) the Financible Pool Balance on such Business Day (and such excess shall be transferred to the Expense Sub-account); plus

               (B) any amounts not allocated from the Sheffield Sub-account to the Expense Sub-account as required on any previous Business Day; plus

               (C) if such Business Day is a Transfer Date, an amount equal to the excess of (1) (x) the Sheffield Percentage of the amount to be withdrawn from the Expense Sub-account on such Business Day in respect of the Monthly Program Expense Amount plus (y) the amount to be withdrawn from the Expense Sub-account in respect of the Monthly Sheffield Expense Amount accrued and unpaid on such date, in each case pursuant to Section 7.3(a) over (2) the total amount on deposit in the Expense Sub-account, after giving effect to all allocations to be made to the Expense Sub-account on such Business Day;

          (iii) the Daily Sheffield Expense Amount, and any amount in respect of the Daily Sheffield Expense Amount not allocated as required on any prior Business Day, shall be allocated to the Expense Sub-account;

           (iv) In the event that the Trustee has been directed in writing by either Finco or Sheffield to reserve funds in order to decrease the Sheffield Capital, the following funds shall be retained in the Sheffield Sub-account:

               (A) upon written notice by Sheffield of (1) the occurrence of the Liquidation Date, (2) an election by Sheffield pursuant to
          Section 2.7 (and the passage of the appropriate notice period) or
          (3) the failure by Finco to satisfy a condition precedent set forth in Section 3.2, any funds remaining in the Sheffield Sub-account after application pursuant to Section 7.2(b)(iii); and

               (B) in the case of an election by Finco pursuant to Section 2.6, an amount specified by the Servicer in the Servicer Daily Statement for such Business Day; and

            (v)  after giving effect to any Principal Pay-Down pursuant to
     Section 7.4, any remaining funds shall be applied as follows:

               (A) during the Sheffield Revolving Period, such funds shall be allocated to the Collateral Account and applied pursuant to Section 7.2(d); and

               (B) during the Sheffield Amortization Period, such funds shall be applied pursuant to Section 7.5.

          (c) On each Business Day, amounts allocated to the TRIPs Sub-account shall be applied by the Trustee in the following priority:

          (i) an amount equal to the TRIPs Yield accrued since the previous Business Day shall be allocated (to the extent not previously so allocated) to the TRIPs Interest Sub-account; provided that in the event that a TRIPs Interest Default has occurred on any prior Transfer Date, then the amount to be so allocated shall be an amount equal to the excess of (A) the aggregate TRIPs Yield scheduled to be paid on the subsequent Transfer Date over (B) the amount on deposit in the TRIPs Interest Sub-account on such Business Day;

              (ii) the following amounts shall be allocated to the Expense Sub-account:

               (A) an amount equal to the TRIPs Percentage of the Daily Program Expense Amount; provided, however, that for so long as the Servicer is an Affiliate of Finco and no Early Amortization Event shall have occurred, the TRIPs Percentage of the accrued and unpaid

          Servicing Fee shall not be transferred to the Expense Subaccount but rather shall be paid to the Servicer on such Business Days; and provided, further, that the amount so paid on any Business Day shall be reduced by an amount equal to the excess of (A) the Required Coverage Amount over (B) the Financible Pool Balance on such Business Day (and such excess shall be transferred to the Expense Sub-account); plus

               (B) any amounts not allocated from the TRIPs Sub-account to the Expense Sub-account as required on any previous Business Day; plus

               (C) if such Business Day is a Transfer Date, an amount equal to the excess of (1) (x) the TRIPs Percentage of the amount to be withdrawn from the Expense Sub-account on such Business Day in respect of the Monthly Program Expense Amount plus (y) the amount to be withdrawn on such Business Day in respect of the Monthly TRIPs Expense Amount accrued and unpaid on such date, in each case pursuant to section 7.3(a) over (2) the total amount on deposit in the Expense Sub-account, after giving effect to all allocations to be made to the Expense Sub-account on such Business Day;

          (iii) the Daily TRIPs Expense Amount for such Business Day, and any amount in respect of the Daily TRIPs Expense Amount not allocated as required on any prior Business Day, shall be allocated to the Expense Sub-account;

           (iv) during the period commencing on the date on which the Call Option is exercised and ending on the Call Date, an amount equal to the excess, if any, of (A) the Make-Whole Estimated Amount over (B) the amount on deposit in the TRIPs Interest Sub-account minus the portion of such amount deposited therein pursuant to Section 7.2(c)(i) shall be deposited in the TRIPs Interest Sub-account;

            (v) in the event that the Trustee has been directed in writing by the Required TRIPs Holders to retain funds in the TRIPs Sub-account as a result of a failure by Finco to satisfy a condition precedent set forth in Section 3.2, any remaining funds shall be retained in the TRIPs Sub-account; and

              (vi)  any remaining funds shall be applied as follows:

               (A) during the TRIPs Revolving Period such funds shall be allocated to the Collateral Account and applied pursuant to Section 7.2(d); and

               (B) during the TRIPs Amortization Period such funds shall be applied pursuant to Section 7.5.

          (d) On each Business Day, after giving effect to any Principal Pay-Down pursuant to Section 7.4, funds allocated to the Collateral Account (other than any sub-account thereof) pursuant to Sections 7.2(b)(v)(A) and (c)(vi)(A) shall be applied by the Trustee in the following priority:

          (i) an amount equal to the excess, if any, of (A) the Required Coverage Amount over (B) the Financible Pool Balance shall be retained in the Collateral Account until the following Business Day; and

         (ii) any remaining funds shall be paid to Finco to maintain the Aggregate Capital as provided in Section 2.7 and in respect of the Subordinated Interest.

          (e) Amounts paid to Finco pursuant to Section 7.2(d) shall be applied by the Trustee, on behalf of Finco, as follows:

          (i) first, the aggregate Purchase Price payable on such Business Day pursuant to the Sale and Servicing Agreements (after giving effect to all adjustments thereto) shall, pursuant to Section 2.3 of the Sale and Servicing Agreements, be paid to the Hospitals pro rata in accordance with the respective Purchase Prices payable to such Hospitals; provided that no amount otherwise payable pursuant to this provision shall be paid to any Excluded Hospital;

         (ii) second, the aggregate principal amount plus all outstanding interest payable on all Subordinated Notes shall be paid to the Hospitals pro rata in accordance with the amounts payable to such Hospitals; provided that no amount otherwise payable pursuant to this provision shall be paid to any Excluded Hospital; and

        (iii) third, all remaining amounts may be retained by Finco for its own account and applied by Finco in any manner not otherwise prohibited by the Operative Documents.

          Section 7.3. Monthly Applications. The Trustee shall make the following applications and distributions from the Collateral Account, the applicable sub-accounts thereof and the applicable Other Accounts on each Transfer Date:

          (a) an amount equal to the sum of (x) the Monthly Program Expense Amount, (y) the Monthly Sheffield Expense Amount and (z) the Monthly TRIPs Expense Amount with respect to the related Settlement Period, and any unpaid amounts in respect of such amounts payable on any prior Transfer Date shall be paid from the Expense Sub-account in the following manner and priority:

               (i) first, all amounts payable and not paid on any prior Transfer Date shall be paid in the order of priority stated in clauses (ii) through (iv) below;

              (ii) second, to the extent not otherwise paid by the Servicer prior to such date out of the Servicing Fee pursuant to Section 3.1 of the Servicing Agreement, and subject to the aggregate dollar limitation set forth in such Section of the Servicing Agreement, all reasonable out-of-pocket costs and expenses of the Trustee, including all expenses incurred by the Trustee in compensating the Transfer Agent and Registrar and any authenticating agent or co-trustee, and all Indemnified Amounts owing to the Trustee shall be paid to the Trustee;

               (iii) third, to the extent not otherwise paid by the Servicer prior to such date pursuant to the Servicing Agreement, and subject to the aggregate dollar limitation set forth in such Section of the Servicing Agreement, the Trustee Fee accrued during the related Settlement Period shall be paid to the Trustee; and

                (iv) fourth, all other fees in respect of the Monthly Program Expense Amount, the Monthly Sheffield Expense Amount and the Monthly TRIPs Expense Amount and all other fees, costs and expenses shall be paid to the appropriate payees; provided that except in the case of regularly scheduled fees payable to any Interested Party such payees shall have submitted a statement of such expenses to the Trustee at least 10 days prior to such Transfer Date; provided, further, that if sufficient funds are not available to pay all such fees, costs and expenses in full, such fees, costs and expenses shall be paid pro rata according to the respective amounts owed to each such payee; and provided, further, that if the Servicer is an Affiliate of UHS, after giving effect to the payment to the Trustee of any portion of the Servicing Fee payable to it pursuant to Section 3.1 of the Servicing Agreement and subsections 7.3(a)(i), (ii) and (iii) hereof, the Servicing Fee (to the extent not otherwise paid pursuant to Section 7.2(b)(ii)(A) and 7.2(c)(ii)(A)) shall be paid to the Servicer only after all other amounts payable pursuant to this clause (iv) have been paid in full;

     any amounts remaining in the Expense Sub-account after payment of the above amounts shall be deposited in the Collateral Account and allocated pursuant to Section 7.2(a) on the following Business Day; and

          (b) an amount equal to the sum of (i) the TRIPs Yield with respect to the related Settlement Period and (ii) any TRIPs Yield previously due but not distributed on any prior Transfer Date shall be transferred from the TRIPs Interest Sub-account to the TRIPs Payment Account and distributed to the TRIPs Holders pursuant to Section 8.1(b).

          Section 7.4. Payments to Sheffield. (a) On the last day of the Fixed Period with respect to any Sheffield Tranche, in payment of any amounts owing in respect of any Commercial Paper Notes or Loans issued to fund such Sheffield Tranche, the Trustee shall make the following applications:

            (i) an amount equal to the Sheffield Yield on such Sheffield Tranche shall be transferred from the Sheffield Interest Sub-account to the Sheffield Payment Account; and

           (ii) an amount equal to the Principal Pay-Down, if any, with respect to such Sheffield Tranche shall be transferred to the Sheffield Payment Account from the Sheffield Sub-account or the Collateral Account (excluding any sub-account thereof).

          (b) The Principal Pay-Down, if any, plus all accrued and unpaid Sheffield Yield with respect to such Sheffield Tranche shall be distributed by the Trustee to Sheffield on such date.

          Section 7.5. Amortization. (a) During the Sheffield Amortization Period, the Trustee shall make the following applications:

          (i) on each Business Day on which the Adjusted Sheffield Capital is greater than zero, an amount equal to the lesser of (A) the amount remaining in the Sheffield Sub-account after application pursuant to
     Section 7.2(b) and (B) the Adjusted Sheffield Capital shall be deposited in the Sheffield Payment Account to pay maturing Commercial Paper Notes and Loans; and

        (ii) on each Business Day after the Adjusted Sheffield Capital has been reduced to zero, first, an amount equal to the excess of all Sheffield Yield scheduled to accrue in respect of all Commercial Paper Notes and Loans Outstanding over the amount on deposit in the Sheffield Interest Sub-account shall be deposited in the Sheffield Interest Sub-account and, thereafter, so long as no Early Amortization Event shall have occurred and be continuing, all amounts remaining in the Sheffield Sub-account after application pursuant to Section 7.2(b) shall be paid to Finco.

During the Sheffield Amortization Period, no payments shall be made to Finco from the Sheffield Sub-account or any sub-account thereof until the Adjusted Sheffield Capital has been reduced to zero, all unpaid Sheffield Yield scheduled to accrue thereon has been deposited in the Sheffield Interest Sub-account and all unpaid fees, costs and expenses accrued or scheduled to accrue which are allocable to the Sheffield Participation have been deposited in the Expense Sub-account.

          (b) During the TRIPs Amortization Period, the Trustee shall make the following applications:

          (i) on each Business Day on which the Adjusted TRIPs Capital is greater than zero, an amount equal to the lesser of (A) the amount remaining in the TRIPs Sub-account after application pursuant to Section 7.2(c) and (B) the Adjusted TRIPs Capital shall be deposited in the TRIPs Payment Account;

         (ii) on each Business Day after the Adjusted TRIPs Capital has been reduced to zero, first, an amount equal to the excess of the TRIPs Yield payable on the subsequent Transfer Date over the amount on deposit in the TRIPs Interest Sub-account shall be deposited in the TRIPs Interest Sub-account and, thereafter, so long as no Early Amortization Event shall have occurred and be continuing, all amounts remaining in the TRIPs Sub-account after application pursuant to Section 7.2(c) shall be paid to Finco;

        (iii) on each Transfer Date after the Call Date, the Make-Whole Payment Amount for such Transfer Date shall be transferred from the TRIPs Interest Sub-account to the TRIPs Payment Account; and

              (iv) on each Transfer Date, the amount on deposit in the TRIPs Payment Account shall be distributed to the TRIPs Holders pursuant to
     Section 8.1(b) in payment of accrued TRIPs Yield, the Make-Whole Payment Amount, if any, with respect to such Transfer Date and the TRIPs Capital.

During the TRIPs Amortization Period, no payments shall be made to Finco from the TRIPs Sub-account or any sub-account thereof until the Adjusted TRIPs Capital has been reduced to zero, all unpaid TRIPs Yield and each unpaid Make-Whole Payment Amount accrued or scheduled to accrue thereon has been deposited in the TRIPs Interest Sub-account and all unpaid fees, costs and expenses accrued or scheduled to accrue which are allocable to the TRIPs Participations have been deposited in the Expense Sub-account.

          (c) Upon the occurrence and during the continuation of an Early Amortization Event, no amounts shall be payable to Finco or any Affiliate thereof pursuant to the Operative Documents until the date on which (i) the Adjusted Aggregate Capital has been reduced to zero, (ii) all amounts have been allocated to the Sheffield Interest Sub-account and the TRIPs Interest Sub-account pursuant to Sections 7.5(a) and (b) and (iii) all fees, costs and expenses scheduled to accrue shall have been deposited in the Expense Sub-account. Prior to such date, any amounts otherwise payable to Finco or any Affiliate thereof from the Sheffield Sub-account pursuant to Section 7.5(a) shall be deposited in the TRIPs Sub-account for application pursuant to this

Article VII, and any amounts otherwise payable to Finco or any Affiliate thereof from the TRIPs Sub-account pursuant to Section 7.5(b) shall be deposited in the Sheffield Sub-account for application pursuant to this
Article VII. On any date after the occurrence and continuation of an Early Amortization Event, the priority of allocations to be made pursuant to this
Article VII shall be adjusted so that no amount shall be allocated pursuant to this Article unless the full amount of the Servicing Fee with respect to such Settlement Period shall have first been deposited in the Expense Sub-account (or, if the Servicer is an Affiliate of Finco, the portion of the Servicing Fee distributable to the Trustee pursuant to subsections 7.3(a)(i), (ii) and
(iii)).

          (d) On the date on which the Aggregate Capital has been reduced to zero, all Yield and each Make-Whole Payment Amount, if any, has been paid and all fees, expenses and other amounts payable under the Operative Documents have been paid, all amounts remaining in the Master Receivables Account, the Collateral Account, any sub-account thereof, the Other Accounts and any Additional Account shall be paid to Finco.

          Section 7.6.  Allocation and Payment Procedures.
(a) All calculations made by the Servicer and any other Person designated by the Participants and delivered to the Trustee in order to effectuate the operation of this Article VII shall be effective upon receipt of written instructions from such Person. The Trustee shall promptly comply with any calculations delivered to it pursuant to this Section 7.6.

          (b) The Trustee shall from time to time, and at least monthly, provide the Participants, Finco, the Servicer and UHS with statements of account relative to the Collateral Account and the Other Accounts in accordance with the Trustee's customary practices.

          (c) For purposes of determining the payments to be made to any Person pursuant to Sections 7.2 through 7.5 and in transferring such amounts, the Trustee may rely on certificates or statements furnished to or by it in accordance with the provisions of this Section 7.6. Any application to be made of Deposited Funds by the Trustee pursuant to Section 7.3(a) may be made pursuant to a statement by the payee delivered to the Trustee, Sheffield, Finco, the Servicer and UHS setting forth in reasonable detail the nature of the payee's claim and the amount owing on account thereof. For purposes of determining the application to be made of Deposited Funds payable pursuant to this Article VII (other than pursuant to the immediately preceding sentence), the Trustee may rely exclusively, absent manifest error, upon the Servicer Daily Statement and the Settlement Date Statement.

          (d) Finco shall cause a copy of each Servicer Daily Statement and each Settlement Date Statement to be provided by Servicer to the Trustee. The Trustee shall not be liable for any application of the Deposited Funds in accordance with any certificate or direction delivered pursuant to this
Section 7.6; provided, however, that no application of the Deposited Funds in accordance with any certificate delivered pursuant to this Section 7.6 shall be deemed to restrict or limit the right of the Trustee or Sheffield to contest with purported obligees their respective claims in respect of the amount set forth in such certificate.

          Section 7.7. Permitted Investments. (a) Monies held in the Collateral Account and the Other Accounts shall be invested by the Trustee exclusively in Permitted Investments (which investments, prior to the occurrence of an Early Amortization Event, shall be specified pursuant to the written direction of the Servicer). Each such direction shall certify that the requested investment constitutes a Permitted Investment. The Trustee shall not be responsible or liable for any loss resulting from the investment performance of any investment or reinvestment of monies held in the Collateral Account or any other account maintained by the Trustee for the purposes of this Agreement in Permitted Investments (other than any Permitted Investment in respect of which the Trustee is the obligor), or from the sale or liquidation of any Permitted Investments in accordance with this Agreement. All Permitted Investments shall be made exclusively in the name of the Trust, shall be payable to the Trustee and shall be held exclusively in the Collateral Account and the Other Accounts. All proceeds from Permitted Investments shall be retained in the Collateral Account or the Other Account in which they are earned. Proceeds from Permitted Investments held in the Collateral Account shall be allocated pursuant to Section 7.2(a).

          (b) The Trustee may liquidate any Permitted Investment when required to make an application pursuant to this Article VII. Finco agrees to cause the Servicer to use its best efforts to schedule the maturities of such Permitted Investments so as to avoid the necessity of liquidating the same.

          Section 7.8. Additional Accounts. At any time that the Trustee receives written notice that a bankruptcy, insolvency, reorganization or similar proceeding has been commenced with respect to any Hospital, the Trustee agrees to immediately take all actions necessary, upon receipt of indemnification satisfactory to it and written directions from Required Participants as to the nature of such actions, to obtain a court order directing Obligors to make all payments on the Receivables from such Hospital directly to an Additional Account or to the Trustee for deposit in the Collateral Account. In any such event, the Trustee is hereby authorized to establish an Additional Account for the receipt of such payments, and all such payments shall be promptly transferred from such Additional Account to the

Collateral Account by the Trustee after such payments become immediately available funds. The Trustee shall notify each of the Participants, Finco, UHS and the Servicer of the establishment of any Additional Account. The Trustee shall receive such assurances of indemnification for any actions taken by it in good faith pursuant to this Section 7.8 as it shall reasonably request.

                                 ARTICLE VIII

                   DISTRIBUTIONS AND REPORTS TO PARTICIPANTS

          Section 8.1. Distributions. (a) The Trustee shall distribute to Sheffield such amounts from the Sheffield Payment Account on such dates as are specified in Section 7.4.

          (b) On each Transfer Date, the Trustee shall pay to each TRIPs Holder of record on the Record Date for such Transfer Date, by wire transfer of immediately available funds to an account designated by such TRIPs Holder, such TRIPs Holder's pro rata share (based on the aggregate portion of the TRIPs Capital represented by TRIPs held by such TRIPs Holder) of the amounts on deposit in the TRIPs Payment Account.

          Section 8.2. Statements to Participants. (a) On each Business Day, Finco shall cause the Servicer, on behalf of the Trustee, to deliver the Servicer Daily Statement to Sheffield.

          (b) On each Settlement Date, Finco shall cause the Servicer, on behalf of the Trustee, to deliver the Settlement Date Statement to each Participant and the Rating Agency and the Liquidity Agent.

          (c) On or before January 31 of each calendar year, commencing in 1994, the Trustee shall furnish or cause to be furnished to each Person who was a Participant at any time during the preceding calendar year, a statement on the appropriate Internal Revenue Service form prepared by the Servicer containing the information required to be provided by an issuer of indebtedness under the Code and such other customary information as is necessary to enable the Participants to prepare their tax returns.


                                  ARTICLE IX

                         TRIPs; RIGHTS OF PARTICIPANTS

          Section 9.1. The TRIPs. The TRIPs shall be issued in fully registered form and shall be substantially in the form of Exhibit A. The TRIPs shall, upon issue, be executed and delivered by Finco to the Trustee for authentication and redelivery as provided in Sections 2.5 and 9.2. The TRIPs shall be issued in minimum denominations of $1,000,000 and in integral multiples of $100,000 in excess thereof. Each TRIP shall be executed by manual or facsimile signature on behalf of Finco by an Authorized Officer of Finco. TRIPs bearing the manual or facsimile signature of an individual who was, at the time when such signature was affixed, authorized to sign on behalf of Finco or the Trustee shall not be rendered invalid, notwithstanding that such individual has ceased to be so authorized prior to or on the date of the authentication and delivery of such TRIPs or does not hold such office at the date of such TRIPs. No TRIP shall be entitled to any benefit under this Agreement, or be valid for any purpose, unless there appears on such TRIP a certificate of authentication substantially in the form provided for herein executed by or on behalf of the Trustee by the manual or facsimile signature of an Authorized Officer, and such certificate upon any TRIP shall be conclusive evidence, and the only evidence, that such TRIP has been duly authenticated and delivered hereunder. All TRIPs shall be dated the date of their authentication.

          Section 9.2. Authentication of TRIPs. On the TRIPs Closing Date, the Trustee shall authenticate and deliver the TRIPs to the TRIPs Holders, executed in favor of the TRIPs Holders upon the order of Finco, against payment to Finco in accordance with Section 2.5(a). The TRIPs shall be duly authenticated by or on behalf of the Trustee in authorized denominations equal to (in the aggregate) the Initial TRIPs Capital.

          Section 9.3. Registration of Transfer and Exchange of TRIPs. (a) The Trustee shall cause to be kept at the office or agency to be maintained by a transfer agent and registrar (which may be the Trustee) (the "Transfer Agent and Registrar") in accordance with the provisions of Section 11.16 a register (the "TRIPs Register") in which, subject to such reasonable regulations as the Trustee may prescribe, the Transfer Agent and Registrar shall provide for the registration of the TRIPs and of transfers and exchanges of the TRIPs as herein provided. The Trust hereby appoints Continental as the initial Transfer Agent and Registrar for the purpose of registering the TRIPs and transfers and exchanges of the TRIPs as herein provided. Continental shall be permitted to resign as Transfer Agent and Registrar upon 30 days' written notice to Finco, the Trustee and the Participants; provided, however, that such resignation shall not be effective and Continental shall continue to perform its duties as Transfer Agent and Registrar until the Trust has appointed a successor Transfer Agent and Registrar acceptable to Finco and the Required TRIPs Holders. If the Transfer Agent and Registrar does not have an office in New York City, Finco may appoint any co-transfer agent and co-registrar chosen by Finco and acceptable to the Required TRIPs Holders. Any reference in this Agreement to the Transfer Agent and Registrar shall include any co-transfer agent and co-registrar unless the context requires otherwise.

          (b) The Trustee agrees to pay to the Transfer Agent and Registrar from time to time reasonable compensation for its services under this Section 9.3, and the Trustee shall be entitled to be reimbursed, and the Trustee shall be reimbursed, for such payments in accordance with and subject to Article VII.

          (c) Upon surrender for registration of transfer of any TRIP at any office or agency of the Transfer Agent and Registrar maintained for such purpose, Finco shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new TRIPs in authorized denominations representing a like aggregate portion of the TRIPs Capital.

          (d) At the option of any TRIPs Holder, TRIPs may be exchanged for other TRIPs in authorized denominations of a like aggregate portion of the TRIPs Capital, upon surrender of the TRIPs to be exchanged at any such office or agency of the Transfer Agent and Registrar maintained for such purpose. Whenever any TRIPs are so surrendered for exchange, Finco shall execute, and the Trustee shall authenticate and (unless the Transfer Agent and Registrar is different than the Trustee, in which case the Transfer Agent and Registrar shall) deliver the TRIPs which the TRIPs Holder making the exchange is entitled to receive. Every TRIP presented or surrendered for registration of transfer or exchange shall be accompanied by a written instrument of transfer in a form satisfactory to the Trustee and the Transfer Agent and Registrar duly executed by the TRIPs Holder thereof or his attorney duly authorized in writing.

          (e) No service charge shall be made for any registration of transfer or exchange of TRIPs, but the Transfer Agent and Registrar may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer or exchange of TRIPs.

          (f) All TRIPs surrendered for registration of transfer and exchange shall be cancelled and disposed of in a manner satisfactory to the Trustee and Finco.

          (g) Finco shall execute and deliver to the Trustee or the Transfer Agent and Registrar, as applicable, TRIPs in such amounts and at such times as are necessary to enable the Trustee and the Transfer Agent and Registrar to fulfill their respective responsibilities under this Agreement and the TRIPs.

          Section 9.4. Restrictions on Transfer. The Trustee shall not register the transfer of any TRIP unless the Trustee shall have received a certificate, substantially in the form of Exhibit D hereto, and an opinion of counsel (which opinion of counsel may be rendered by salaried counsel employed by the holder or prospective holder of such TRIP) reasonably acceptable to the Trustee that such transfer is exempt from, or not subject to, the registration requirements of the Securities Act.

          Section 9.5. Mutilated, Destroyed, Lost or Stolen TRIPs. If (a) any mutilated TRIP is surrendered to the Transfer Agent and Registrar or the Transfer Agent and Registrar receives evidence to its satisfaction of the destruction, loss or theft of any TRIP and (b) there is delivered to the Transfer Agent and Registrar and the Trustee such security or indemnity as may be required by them to save each of them harmless (any institutional TRIPs Holder's unsecured agreement of indemnity being satisfactory for these purposes), then, in the absence of notice to an Authorized Officer of the Trustee that such TRIP has been acquired by a bona fide purchaser, Finco shall execute, and the Trustee shall authenticate and deliver (in compliance with applicable law), in exchange for or in lieu of any such mutilated, destroyed, lost or stolen TRIP, a new TRIP of like tenor and aggregate portion of the TRIPs Capital. In connection with the issuance of any new TRIP under this
Section 9.5, the Trustee or the Transfer Agent and Registrar may require the payment by the TRIPs holder of a sum sufficient to cover any tax or other governmental expenses (including the fees and expenses of the Trustee and the Transfer Agent and Registrar) connected therewith. Any duplicate TRIP issued pursuant to this Section 9.5 shall constitute complete and indefeasible evidence of ownership in the Trust Assets, as if originally issued, whether or not the lost, stolen or destroyed TRIP shall be found at any time.

          Section 9.6. Persons Deemed Owners. Prior to due presentation of a TRIP for registration of transfer, the Trustee, the Transfer Agent and Registrar and any agent of any of them may treat the Person in whose name any TRIP is registered as the owner of such TRIP for the purpose of receiving distributions pursuant to Article VII and for all other purposes whatsoever, and neither the Trustee, the Transfer Agent and Registrar nor any agent of any of them shall be affected by any notice to the contrary. Notwithstanding the foregoing provisions of this Section 9.6, in determining whether the holders of the requisite portion of the TRIPs Capital have given any request, demand, authorization, direction, notice, consent or waiver hereunder, TRIPs owned by any UHS Entity or any affiliate thereof (as defined in Rule 405 under the Securities Act), shall be disregarded and deemed not to be outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only TRIPs which an Authorized Officer of the Trustee knows to be so owned shall be so disregarded. TRIPs so owned which have been pledged in good faith shall not be disregarded and may be regarded as outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such TRIPs and that the pledgee is not Finco, any UHS Entity or an affiliate thereof (as defined above).

          Section 9.7. Access to List of Participants' Names and Addresses. The Trustee will furnish or cause to be furnished by the Transfer Agent and

Registrar to Finco, any Participant or the Servicer, within five Business Days after receipt by the Trustee of a request therefor in writing, a list in such form as Finco, such Participant or the Servicer may reasonably require, of the names and addresses of the Participants. Every Participant, by acquiring the Participations, agrees with the Trustee that neither the Trustee, the Transfer Agent and Registrar, nor any of their respective agents shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Participants hereunder, regardless of the sources from which such information was derived.

          Section 9.8. Authenticating Agent. (a) The Trustee may appoint one or more authenticating agents with respect to the TRIPs which shall be authorized to act on behalf of the Trustee in authenticating the TRIPs in connection with the issuance, delivery, registration of transfer, exchange or repayment of the TRIPs. Whenever reference is made in this Agreement to the authentication of TRIPs by the Trustee or the Trustee's certificate of authentication, such reference shall be deemed to include authentication on behalf of the Trustee by an authenticating agent and a certificate of authentication executed on behalf of the Trustee by an authenticating agent. Each authenticating agent must be acceptable to the Trustee and Finco.

          (b) Any institution succeeding to the corporate agency business of an authenticating agent shall continue to be an authenticating agent without the execution or filing of any paper or any further act on the part of the Trustee or such authenticating agent.

          (c) An authenticating agent may at any time resign by giving written notice of resignation to the Trustee and to Finco, which notice shall be forwarded by the Trustee to the Participants. The Trustee may at any time terminate the agency of an authenticating agent by giving notice of termination to such authenticating agent, the Participants and Finco. Upon receiving such a notice of resignation or upon such a termination, or in case at any time an authenticating agent shall cease to be acceptable to the Trustee or Finco, the Trustee promptly may appoint a successor authenticating agent. Any successor authenticating agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an authenticating agent. No successor authenticating agent shall be appointed unless acceptable to the Trustee and Finco.

          (d) The Trustee agrees to pay to each authenticating agent from time to time reasonable compensation for its services under this Section 9.8, and the Trustee shall be entitled to be reimbursed for such payments in accordance with and subject to the provisions of Article VII.

          (e) The provisions of Sections 11.1, 11.2 and 11.3 shall be applicable to any authenticating agent.

          (f) Pursuant to an appointment made under this Section 9.8, the TRIPs may have endorsed thereon, in lieu of the Trustee's certificate of authentication, an alternate certificate of authentication in substantially the following form:

          This is one of the TRIPs described in the Pooling Agreement.

                         _________________________


                         _________________________
                          as authenticating agent
                          for the Trustee


                            By _______________________
                              Authorized Officer

          Section 9.9. Limitation on Rights of Participants. (a) The death or incapacity of any Participant shall not operate to terminate this Agreement or the Trust, nor shall such death or incapacity entitle such Participant's legal representatives or heirs to claim an accounting or to take any action or commence any proceeding in any court for a partition or winding up of the Trust, nor otherwise affect the rights, obligations and liabilities of the parties hereto or any of them.

          (b) Except as expressly provided herein, no Participant shall have any right to vote or in any manner otherwise control the operation and management of the Trust, or the obligations of the parties hereto, nor shall anything herein set forth, or contained in the terms of the TRIPs, be construed so as to constitute the Participants from time to time as partners or members of an association; nor shall any Participant be under any liability to any third person by reason of any action taken by the parties to this Agreement pursuant to any provision hereof.

          Section 9.10. Participations Nonassessable and Fully Paid. It is the intention of the parties to this Agreement that the Participants shall not be personally liable for obligations of the Trust, that the interests in the Trust represented by the Participations shall be nonassessable for any losses or expenses of the Trust or for any reason whatsoever and that the TRIPs upon authentication thereof by the Trustee pursuant to Sections 2.5 and 9.2 are and shall be deemed fully paid.

          Section 9.11. Actions by TRIPs Holders. Any request, demand, authorization, direction, notice, consent, waiver or other act by a TRIPs Holder shall bind such TRIPs Holder and every subsequent holder of such TRIP issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done or omitted to be done by the Trustee in reliance thereon, whether or not notation of such action is made upon such TRIP.

                                   ARTICLE X

                           EARLY AMORTIZATION EVENTS

          Section 10.1. Early Amortization Events. If any of the following events occur (each, an "Early Amortization Event"), Sheffield or the Required TRIPs Holders may give notice thereof pursuant to Section 10.2, and the Trustee, on behalf of the Participants, may exercise the remedies available to it pursuant to Section 10.2:

          (a) Finco shall fail to make any payment to be made by it hereunder to any party to any of the Operative Documents when due; or Finco shall fail to perform or observe any term, covenant or agreement contained in
     Section 5.1(b), 5.1(d), 5.1(g), 5.1(j), 5.1(k), 5.2(d) through (f),
     5.2(i) or 5.2(k) through (n); or

          (b) Finco shall default in the performance of any covenant or agreement set forth in subsection 5.1(l) and such default shall continue unremedied for a period of three days or Finco shall default in the performance of any other agreement or undertaking hereunder (other than as provided in clause (a) above) and such default shall continue for 30 days after written notice thereof has been given to Finco by the Servicer, any Participant or the Trustee; or

          (c) any representation or warranty made by Finco, UHS or the Servicer in any Operative Document or in any certificate or financial or other statement furnished pursuant to the terms of such Operative Document (other than as provided in clauses (a) or (b) above) shall prove to have been untrue or incomplete in any material respect when made or deemed made and Finco, UHS or the Servicer, as the case may be, shall fail to cure such breach of representation, warranty or other statement within 15 days after written notice thereof has been given to Finco, UHS or the Servicer by the Servicer, any Participant or the Trustee; provided, however, that no breach of any representation or warranty made by Finco as to any Receivable being an Eligible Receivable on the related Purchase Date shall constitute an "Early Amortization Event" hereunder if Finco cures or causes to be cured such breach in accordance with the terms of Section 5.4 of this Agreement; or

          (d) any of Finco, the Servicer or UHS shall fail to perform or observe any other term, covenant or agreement contained in any of the Operative Documents to which it is a party (other than as provided in paragraphs (a) through (c) above), and any such failure shall remain unremedied for 30 days after written notice thereof shall have been given to Finco, the Servicer or UHS, as the case may be, by the Servicer, any Participant or the Trustee; or

          (e) any material provision of any of the Operative Documents shall at any time for any reason cease to be valid and binding on the parties thereto or shall be declared to be null and void, or the validity or enforceability thereof shall be contested by any Governmental Authority, in each case in a manner and to an extent which, either individually or in the aggregate, could have or result in a material adverse effect on any of the Interested Parties or the CP Holders; or

          (f) (i) any of Finco, UHS or the Servicer shall (A) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian or the like of itself or of its property, (B) admit in writing its inability to pay its debts generally as they become due, (C) make a general assignment for the benefit of creditors, (D) be adjudicated a bankrupt or insolvent, or (E) commence a voluntary case under the Federal bankruptcy laws of the United States of America or file a voluntary petition or answer seeking reorganization, an arrangement with creditors or an order for relief or seeking to take advantage of any insolvency law or file an answer admitting the material allegations of a petition filed against it in any bankruptcy, reorganization or insolvency proceeding; or corporate action shall be taken by it for the purpose of effecting any of the foregoing; or (ii) without the application, approval or consent of Finco, UHS or the Servicer, a proceeding shall be instituted in any court of competent jurisdiction, under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking in respect of Finco, UHS or the Servicer an order for relief or an adjudication in bankruptcy, reorganization, dissolution, winding up, liquidation, a composition or arrangement with creditors, a readjustment of debts, the appointment of a trustee, receiver, liquidator or custodian or the like of Finco, UHS or the Servicer or of all or any substantial part of the assets of Finco, UHS or the Servicer, or other like relief in respect thereof under any bankruptcy or insolvency law, and, if such proceeding is being contested by Finco, UHS or the Servicer in good faith, the same shall (A) result in the entry of an order for relief or any such adjudication or appointment or (B) continue undismissed, or pending and unstayed, for any period of 60 consecutive days; or

          (g) (i) Finco, UHS, the Servicer or any Hospital or any Commonly Controlled Entity shall engage in any Prohibited Transaction (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan,
     (ii) any "accumulated funding deficiency" (as defined in Section 302 of

     ERISA), whether or not waived, shall exist with respect to any Plan,
     (iii) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or commencement of proceedings or appointment of a trustee is, in the reasonable opinion of the Required TRIPs Holders or Sheffield, likely to result in the termination of such Plan for purposes of Title IV of ERISA, (iv) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (v) UHS or any Commonly Controlled Entity shall, or in the reasonable opinion of the Required TRIPs Holders or Sheffield is likely to, incur any liability in connection with a withdrawal from, or the Insolvency or Reorganization of, a Multiemployer Plan or (vi) any other event or condition shall occur or exist, with respect to a Plan; and in each case in clauses (i) through (vi) above, such event or condition, together with all other such events or conditions, if any, could subject UHS or any of its Subsidiaries to any tax, penalty or other liabilities in the aggregate material in relation to the business, operations, property or financial or other condition of the UHS Entities taken as a whole; or

          (h) (i) Except as permitted hereunder, Finco shall incur any Debt or obligations of UHS or any of its Subsidiaries in respect of Debt in excess of $5,000,000 in the aggregate, including Debt assumed or guaranteed by UHS or any of its Subsidiaries, shall be declared to be or shall become due and payable prior to the stated maturity thereof (an "Acceleration Event"); (ii) obligations of UHS or any of its Subsidiaries in respect of Debt in excess of $5,000,000 in the aggregate shall not be paid when the same becomes due and payable (after taking into account any period of grace permitted with respect thereto); (iii) (A) there shall occur and be continuing any other default or defaults by UHS or any of its Subsidiaries under any instruments, agreements or evidences of indebtedness relating to Debt in excess of $5,000,000 in the aggregate and such defaults shall continue unremedied for 30 days beyond any period of grace permitted with respect thereto and (B) the effect of such default or defaults is to permit the holder or holders of such instruments, agreements or evidences of indebtedness, or a trustee, agent or other representative on behalf of such holder or holders, to cause Debt in excess of $5,000,000 in the aggregate to become due prior to its stated maturity; or
          (i) any judgment or judgments for the payment of money (A) in an aggregate amount in excess of $10,000 shall have been rendered against Finco or (B) in an aggregate amount in excess of $5,000,000 shall have been rendered against UHS or any Subsidiary or Subsidiaries of UHS (other than Finco), and in any such case the same shall have remained unsatisfied and in effect for any period of 30 consecutive days during which no stay of execution shall have been obtained; and any such event, in the reasonable judgment of Sheffield or the Required TRIPs Holders, shall materially impair the ability of any UHS Entity to perform its obligations under the Operative Documents; or

          (j) (i) UHS shall cease to own, directly or indirectly through one or more wholly owned Subsidiaries, all of the outstanding capital stock of Finco or of UHS Delaware; or (ii) any such capital stock of Finco or UHS Delaware shall be subject to any Lien, charge, pledge or encumbrance (other than (a) any Lien for taxes which may not then be due and payable or which can be discharged thereafter without penalty or (b) any Lien of any financial institution securing Debt of UHS and its Subsidiaries); or
     (iii) any pledgee of any such stock of Finco or UHS Delaware pledged as collateral as permitted by clause (ii) shall take any action to realize upon such collateral; or

          (k) this Agreement shall at any time not give the Trustee the ownership or security interests and rights, powers and privileges purported to be created hereby (including, without limitation, a perfected ownership or security interest in, or Lien on, all of the Trust Assets), prior to the rights of all other Persons and subject to no other mortgage, pledge, Lien, security interest or other charge or encumbrance of any kind; or

          (l) (i) the Servicer or any Hospital shall fail to make any payment or deposit within one Business Day after the date it is required to do so under the terms of the Sale and Servicing Agreements or the Servicing Agreement; or (ii) the Servicer shall fail to deliver a Settlement Date Statement and the related Servicer's Certificate within three Business Days after the date it is required to do so or shall fail to deliver a Servicer Daily Statement within one Business Day after it is required to do so under the terms of the Servicing Agreement; or (iii) any Hospital shall fail to comply with the terms of Section 7.2 of the related Sale and Servicing Agreement; or

          (m) UHS shall undergo a Change of Control or change in management, unless such event, in the reasonable judgment of Sheffield and the Required TRIPs Holders, would not be expected to materially impair the ability of UHS to perform its obligations under the Guarantee; or

          (n)  a Voluntary Exclusion Event shall have occurred; or

          (o) the Loss-to-Liquidation Ratio for any Settlement Period shall exceed 12%; or

          (p) the average Loss-to-Liquidation Ratio for the three most recent Settlement Periods shall exceed 10%; or

          (q)  the Delinquency Ratio shall exceed 12% on any Settlement Date;
     or

          (r) at any time (i) the Eligible Pool Balance plus (ii) all cash held in the Collateral Account (other than the TRIPs Interest Sub-account, the Sheffield Interest Sub-account or the Expense Sub-account) shall cease to be at least $7,500,000 greater than the Required Coverage Amount; or

          (s) there shall have occurred any other circumstance or circumstances which would, alone or in the aggregate, in the sole judgment of Sheffield or the Required TRIPs Holders, have a material adverse impact on the validity or enforceability of this Agreement or any other Operative Document, or on the enforceability or collectibility (other than as a result of the credit quality of any Obligor) of the Participations.

          Section 10.2. Remedies. (a) If any Early Amortization Event, other than an event described in Section 10.1(f) or (o) through (r), shall have occurred and be continuing, (i) upon written notice given by the Required TRIPs Holders to Finco, Sheffield and the Trustee, the TRIPs Amortization Period shall commence and (ii) upon written notice given by Sheffield to Finco and the Trustee (a copy of which notice the Trustee shall promptly deliver to the TRIPs Holders), the Sheffield Amortization Period shall commence.

          (b)  If any Early Amortization Event described in Section 10.1(f) or
(o) through (r) shall have occurred and be continuing, then, without notice or other action on the part of the Trustee or any Participant, (i) in the case of an Early Amortization Event described in Section 10.1(f) or (r), immediately upon the occurrence of such event, (ii) in the case of an Early Amortization Event described in Section 10.1(o) or (q), three days after the Settlement Date on which the occurrence of such event is, or is required to be, reported in the Settlement Date Statement, and (iii) in the case of an Early Amortization Event described in Section 10.1(p), three days after the occurrence of such event, the TRIPs Amortization Period and the Sheffield Amortization Period shall commence.

          (c) If both the TRIPs Amortization Period and the Sheffield Amortization Period have commenced pursuant to Section 10.2(a) or (b) or if the Sheffield Amortization Period shall have commenced when there are no TRIPs outstanding, Finco shall immediately cease to transfer Purchased Receivables to the Trust. In any such event, all Collections thereafter received from each Obligor in respect of the Purchased Receivables previously conveyed to the Trust shall continue to be a part of the Trust as provided in this Agreement and shall be applied to such Purchased Receivables in the order such Purchased Receivables were created. If both the TRIPs Amortization Period and the Sheffield Amortization Period have commenced pursuant to Section 10.2(a) or (b), the Trustee, for the benefit of the Participants, without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by law referred to below) to or upon Finco or any other Person (all and each of which demands, defenses, advertisements and notices are hereby waived), may forthwith collect, receive, appropriate and realize upon the Total Transferred Property, or any part thereof, and/or may forthwith sell, lease, assign, give option or options to purchase, or otherwise dispose of and deliver the Trust Assets or any part thereof (or contract to do any of the foregoing), in one or more parcels at public or private sale or sales, at any exchange, broker's board or office of the Trustee or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. To the extent permitted by applicable law, Finco waives all claims, damages and demands it may acquire against the Trustee and any Participant arising out of the exercise by the Trustee of any rights under this Section 10.2. If any notice of a proposed sale or other disposition of such Total Transferred Property shall be required by law, such notice shall be deemed reasonable and proper if given at least 10 days before such sale or other disposition. Without limiting the generality of the foregoing, the Trustee, for the benefit of the Participants, shall have, in addition to all other rights and remedies granted to it under this Agreement and in any other instrument or agreement securing, evidencing or relating to the rights and remedies hereunder, all rights and remedies of a secured party under the UCC. Nothing in this Section 10.2 shall be construed to prejudice any rights the Trustee or the Participants have as purchasers or owners of the Transferred Property.

          (d) In case any Early Amortization Event occurs, and as a result thereof the TRIPs Amortization Period commences, by reason of any willful action (or inaction) taken (or not taken) by or on behalf of any UHS Entity with the intention of avoiding payment of any Make-Whole Payment Amount which Finco would have had to pay if Finco had exercised the Call Option pursuant to
Section 2.14, then Finco shall pay to the TRIPs Holders, after payment of all Capital and Yield, an amount equal to the sum of each Make-Whole Payment Amount that would have been payable during the TRIPs Amortization Period if such TRIPs Amortization Period had commenced as a result of the exercise of the Call Option.

          (e) In the event that Finco shall, after any Early Amortization Event, receive payments from any Obligor which is an Obligor with respect to both Purchased Receivables and Receivables which have not been conveyed to the

Trustee, on behalf of the Trust, then, to the extent that Finco shall be unable to determine the Receivables to which such payments relate, Finco shall apply all such amounts first to the Outstanding Balance of such Obligor's Purchased Receivables, and in the order such Purchased Receivables were created, until all such Purchased Receivables have been paid in full.

          (f) Unless the Trustee shall fail to take action required to be taken by it in this Section 10.2 and Article XIV, no Participant shall have any right directly to enforce the ownership or security interests and Liens granted by this Agreement. No CP Holder shall have any right to require the Trustee to take or fail to take any action under this Agreement.


                                  ARTICLE XI

                                 THE TRUSTEE

          Section 11.1. Duties of Trustee. (a) The Trustee, prior to the occurrence of an Early Amortization Event of which an Authorized Officer of the Trustee has actual knowledge, undertakes to perform such duties and only such duties as are specifically set forth in this Agreement. If, to the actual knowledge of an Authorized Officer of the Trustee, an Early Amortization Event has occurred (and has not been cured or waived), the Trustee shall exercise such of the rights and powers vested in it by this Agreement and use the same degree of care and skill in their exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

          (b) The Trustee, upon receipt of all resolutions, certificates, statements, opinions, reports, documents, orders or other instruments furnished to the Trustee which are specifically required to be furnished pursuant to any provision of this Agreement, shall, subject to Section 11.2, examine them to determine whether they substantially conform to the requirements of this Agreement. The Trustee shall give prompt written notice to the Participants of any material lack of conformity of any such instrument to the applicable requirements of this Agreement discovered by the Trustee which would entitle a specified percentage of the Participants to take any action pursuant to this Agreement.

          (c) Subject to Section 11.1(a), no provision of this Agreement shall be construed to relieve the Trustee from liability for its own negligent action, its own negligent failure to act or its own willful misconduct; provided, however, that:

          (i) The Trustee shall not be liable for an error of judgment made in good faith by an Authorized Officer or Authorized Officers of the Trustee, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts;

              (ii) The Trustee shall not be liable with respect to any action taken, suffered or omitted to be taken by it in good faith in accordance with the direction of the Required TRIPs Holders or Sheffield, or if such directions given by the Required TRIPs Holders, Sheffield conflict or if the Operative Documents so require, the direction of the Required Participants or the Required TRIPs Holders and Sheffield jointly, relating to the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee, under this Agreement; and

             (iii) The Trustee shall not be charged with knowledge of an Early Amortization Event or any default by the Servicer unless an Authorized Officer of the Trustee obtains actual knowledge of such event or the Trustee receives written notice of such event from Finco, the Servicer or any Participant.

          (d) The Trustee shall not be required to expend or risk its own funds or otherwise incur financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers if there is reasonable ground for believing that the repayment of such funds or adequate indemnity against such risk or liability is not reasonably assured to it, and none of the provisions contained in this Agreement shall in any event require the Trustee to perform, or be responsible for the manner of performance of, any obligations of the Servicer under or pursuant to this Agreement or the Servicing Agreement except during such time, if any, as the Trustee shall be the successor to, and be vested with the rights, duties, powers and privileges of the Servicer.

          (e) Except for actions expressly authorized by this Agreement, the Trustee shall take no action reasonably likely to impair the interests of the Trust in any Purchased Receivable now existing or hereafter created or to impair the value of any Purchased Receivable now existing or hereafter created.

          (f) Except as expressly provided in this Agreement, the Trustee shall have no power to vary the corpus of the Trust.

          (g) In the event that the Transfer Agent and Registrar shall fail to perform any obligation, duty or agreement in the manner or on the day required to be performed by the Transfer Agent and Registrar under this Agreement, the Trustee shall be obligated, promptly upon actual knowledge of an Authorized Officer thereof, to perform such obligation, duty or agreement in the manner so required.

          Section 11.2. Rights of the Trustee. Except as otherwise provided in Section 11.1:

          (a) The Trustee may rely on and shall be protected in acting on, or in refraining from acting in accordance with, any resolution, officer's certificate, certificate of auditors or any other certificate, statement, instrument, opinion, report, notice, request, consent, order, appraisal, bond or other paper or document believed by it to be genuine and to have been signed or presented to it pursuant to this Agreement by the proper party or parties;

          (b) The Trustee may consult with counsel, and any opinion of counsel (other than any such opinion rendered subsequent to the Initial Closing Date by any counsel for any UHS Entity) shall be full and complete authorization and protection in respect of any action taken or suffered or omitted by it hereunder in good faith and in accordance with such opinion of counsel;

          (c) The Trustee shall not be personally liable for any action taken, suffered or omitted by it in good faith and believed by it to be authorized or within the discretion or rights or powers conferred upon it by this Agreement;

          (d) The Trustee shall not be bound to make any investigation into the facts of matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, approval, bond or other paper or document, unless requested in writing to do so by the Required TRIPs Holders or Sheffield;

          (e) The Trustee may execute any of the trusts or powers hereunder or perform any duties hereunder either directly or by or through agents or attorneys or a custodian or nominee, and the Trustee shall not be responsible for any misconduct or negligence on the part of, or for the supervision of, any such agent, attorney, custodian or nominee appointed with due care by it hereunder;

          (f) Except as may be required by Section 11.1 hereof, the Trustee shall not be required to make any initial or periodic examination of any documents or records related to the Purchased Receivables or the Transferred Property for the purpose of establishing the presence or absence of defects, the compliance by Finco with its representations and warranties or for any other purpose; and

          (g) In the event that the Trustee is also acting as Transfer Agent and Registrar hereunder, the rights and protections afforded to the Trustee pursuant to this Article XI shall also be afforded to such Transfer Agent and Registrar.

          Section 11.3. Trustee Not Liable for Recitals. The Trustee assumes no responsibility for the correctness of the recitals contained herein and in the TRIPs (other than the certificate of authentication on the TRIPs). Except as set forth in Section 11.15, the Trustee makes no representations as to the validity or sufficiency of this Agreement or of the TRIPs (other than the certificate of authentication on the TRIPs) or of any Transferred Property or Finco Transferred Property. The Trustee shall not be accountable for the use or application by Finco of any of the TRIPs or the proceeds of the Participations or for the use or application of any funds paid to Finco in respect of the Transferred Property or deposited in or withdrawn from the Collateral Account, any Other Account or any account hereafter established to effectuate the transactions contemplated herein and in accordance with the terms hereof.

          Section 11.4. Trustee May Own TRIPs. The Trustee, in its individual or any other capacity, may become the owner or pledgee of TRIPs with the same rights as it would have if it were not the Trustee.

          Section 11.5. Compensation of Trustee. Subject to the provisions of Section 3.1 of the Servicing Agreement, Article VII hereof and the Trustee Fee Letter, the Trustee shall be entitled to receive reasonable compensation (which shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust), but which shall be limited to the extent of the Servicing Fee, for all services rendered by it in the execution of the trust hereby created and in the exercise and performance of any of the powers and duties hereunder of the Trustee, and, subject to such subsection, shall be entitled to reimbursement for its request for all reasonable expenses (including, without limitation, expenses incurred in connection with notices or other communications to Participants), disbursements and advances incurred or made by the Trustee in accordance with any of the provisions of this Agreement (including the reasonable fees and expenses of its agents, any co-trustee and counsel) except any such expense, disbursement or advance as may arise from its gross negligence or bad faith. All amounts payable pursuant to this Section 11.5 shall be paid from the Collateral Account in accordance with Article VII.

          Section 11.6. Eligibility Requirements for Trustee. The Trustee hereunder shall at all times be a corporation organized and doing business under the laws of the United States of America or any state thereof authorized under such laws to exercise corporate trust powers, having a combined capital and surplus of at least $50,000,000 and subject to supervision or examination by Federal or State authority and, except in the case of Continental, a long-term unsecured debt rating of A or higher from Moody's and S&P. If such corporation publishes reports of condition at least annually, pursuant to law or to the requirements of the aforesaid supervising or examining authority, then, for the purpose of this Section 11.6, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. In case at any time the

Trustee shall cease to be eligible in accordance with the provisions of this
Section 11.6, the Trustee shall resign immediately in the manner and with the effect specified in Section 11.7.

          Section 11.7. Resignation or Removal of Trustee. (a) The Trustee may at any time resign and be discharged from the trust hereby created by giving written notice thereof to Finco and the Participants. Upon receiving such notice of resignation, Finco shall, with the consent of the Required Participants (which consent may not be unreasonably withheld) promptly appoint a successor trustee by written instrument, in duplicate, one copy of which instrument shall be delivered to the resigning Trustee and one copy to the successor trustee. If no successor trustee shall have been so appointed and have accepted appointment within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor trustee.

          (b) If at any time the Trustee shall cease to be eligible in accordance with the provisions of Section 11.6 hereof and shall fail to resign after written request therefor by Finco or the Required Participants, or if at any time the Trustee shall be legally unable to act, or shall be adjudged a bankrupt or insolvent, or if a receiver of the Trustee or of its property shall be appointed, or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then Finco or the Required Participants may remove the Trustee and promptly appoint a successor trustee acceptable to Finco and the Required Participants by written instrument, in duplicate, one copy of which instrument shall be delivered to the Trustee so removed and one copy to the successor trustee.

          (c) Any resignation or removal of the Trustee and appointment of successor trustee pursuant to any of the provisions of this Section 11.7 shall not become effective until acceptance of appointment by the successor trustee as provided in Section 11.8 hereof.

          (d) The obligations of Finco described in Sections 12.1 and 11.5 shall survive the removal or resignation of the Trustee as provided in this Agreement.

          Section 11.8. Successor Trustee. (a) Any successor trustee appointed as provided in Section 11.7 hereof shall execute, acknowledge and deliver to Finco and to its predecessor Trustee an instrument accepting such appointment hereunder, and thereupon the resignation or removal of the predecessor Trustee shall become effective and such successor trustee, without any further act, deed or conveyance, shall become fully vested with all the rights, powers, duties and obligations of its predecessor hereunder, with like effect as if originally named as Trustee herein. The predecessor Trustee shall, at the expense of Finco, deliver to the successor trustee all documents or copies thereof and statements held by it hereunder; and Finco and the predecessor Trustee shall execute and deliver such instruments and do such other things as may reasonably be required for fully and certainly vesting and confirming in the successor trustee all such rights, power, duties and obligations. Finco shall immediately give notice to the Rating Agency upon the appointment of a successor trustee.

          (b) No successor trustee shall accept appointment as provided in this Section 11.8 unless at the time of such acceptance such successor trustee shall be eligible under the provisions of Section 11.6 hereof.

          (c) Upon acceptance of appointment by a successor trustee as provided in this Section 11.8, such successor trustee shall mail notice of such succession hereunder to all Participants at their addresses as specified in Section 14.1.

          Section 11.9. Merger or Consolidation of Trustee. Any Person into which the Trustee may be merged or converted or with which it may be consolidated, or any Person resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any Person succeeding to the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be eligible under the provisions of Section 11.6 hereof, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding.

          Section 11.10. Appointment of Co-Trustee or Separate Trustee. (a) Notwithstanding any other provisions of this Agreement, at any time, for the purpose of meeting any legal requirements of any jurisdiction in which any part of the Trust may at the time be located, the Trustee shall have the power and may execute and deliver all instruments to appoint one or more Persons to act as a co-trustee or co-trustees, or separate trustee or separate trustees, of all or any part of the Trust, and to vest in such Person or Persons, in such capacity and for the benefit of the Participants, such title to the Trust, or any part thereof, and, subject to the other provisions of this
Section 11.10, such powers, duties, obligations, rights and trusts as the Trustee may consider necessary or desirable. No co-trustee or separate trustee hereunder shall be required to meet the terms of eligibility as a successor trustee under Section 11.6 and no notice to the Participants of the appointment of any co-trustee or separate trustee shall be required under
Section 11.8 hereof.

          (b) Every separate trustee and co-trustee shall, to the extent permitted by law, be appointed and act subject to the following provisions and conditions:

            (i) all rights, powers, duties and obligations conferred or imposed upon the Trustee shall be conferred or imposed upon and exercised or performed by the Trustee and such separate trustee or co-trustee jointly (it being understood that such separate trustee or co-trustee is not authorized to act separately without the Trustee joining in such act), except to the extent that under any statute of any jurisdiction in which any particular act or acts are to be performed, the Trustee shall be incompetent or unqualified to perform such act or acts, in which event such rights, powers, duties and obligations (including the holding of title to the Trust or any portion thereof in any such jurisdiction) shall be exercised and performed singly by such separate trustee or co-trustee, but solely at the direction of the Trustee;

           (ii) no trustee hereunder shall be personally liable by reason of any act or omission of any other trustee hereunder; and

          (iii) the Trustee may at any time accept the resignation of or remove any separate trustee or co-trustee.

          (c) Any notice, request or other writing given to the Trustee shall be deemed to have been given to each of the then separate trustees and co-trustees, as effectively as if given to each of them. Every instrument appointing any separate trustee or co-trustee shall refer to this Agreement and the conditions of this Article XI. Each separate trustee and co-trustee, upon its acceptance of the trusts conferred, shall be vested with the estates or property specified in its instrument of appointment, either jointly with the Trustee or separately, as may be provided therein, subject to all the provisions of this Agreement, specifically including every provision of this Agreement relating to the conduct of, affecting the liability of, or affording protection to, the Trustee. Every such instrument shall be filed with the Trustee and a copy thereof given to Finco and the Servicer.

          (d) Any separate trustee or co-trustee may at any time constitute the Trustee its agent or attorney-in-fact with full power and authority, to the extent not prohibited by law, to do any lawful act under or in respect of this Agreement on its behalf and in its name. If any separate trustee or co-trustee shall die, become incapable of acting, resign or be removed, all of its estates, properties, rights, remedies and trusts shall vest in and be exercised by the Trustee, to the extent permitted by law, without the appointment of a new or successor trustee.

          Section 11.11. Tax Returns. In the event the Trust shall be required to file tax returns, Finco shall cause the Servicer to prepare or cause to be prepared any tax returns required to be filed by the Trust and shall cause the Servicer to remit such returns to the Trustee for signature at least five days before such returns are due to be filed. Finco shall also cause the Servicer to prepare or cause to be prepared all tax information required by law and pursuant to Section 8.2 to be distributed to the Participants and shall cause the Servicer to deliver such information to the Trustee at least five Business Days prior to the date it is required by law to be distributed to the Participants. The Trustee, upon request, will furnish the Servicer with all such information known to the Trustee as may be reasonably required in connection with the preparation of all tax returns of the Trust, and shall, upon request, execute such returns. In no event shall the Trustee in its individual capacity be liable for any liabilities, costs or expenses of the Trust, the Participants or any UHS Entity arising under any tax law or regulation, including, without limitation, federal, state or local income or excise taxes or any other tax imposed on or measured by income (or any interest or penalty with respect thereto or arising from any failure to comply therewith).

          Section 11.12. Trustee May Enforce Claims Without Possession of TRIPs. All rights of action and claims under this Agreement or the Participations may be prosecuted and enforced by the Trustee and, in the case of the TRIPs Participations, without the possession of any of the TRIPs or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee. Any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Participants in respect of which such judgment has been obtained.

          Section 11.13. Suits for Enforcement. If an Early Amortization Event or a default under the Servicing Agreement shall occur and be continuing, the Trustee, in its discretion may, subject to the provisions of
Section 11.1, proceed to protect and enforce its rights and the rights of the Participants under this Agreement and the Servicing Agreement by suit, action or proceeding in equity or at law or otherwise, whether for the specific performance of any covenant or agreement contained in this Agreement or the Servicing Agreement or in aid of the execution of any power granted in this Agreement or the Servicing Agreement for the enforcement of any other legal, equitable or other remedy as the Trustee, being advised by counsel, shall deem most effective to protect and enforce any of the rights of the Trustee or the Participants. Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Participant any plan of reorganization, arrangement, adjustment or composition affecting the Participations or the rights of any Participant, or authorize the Trustee to vote in respect of the claim of any Participant in any such proceeding.

          Section 11.14.  Rights of Participants to Direct Trustee.   Either
the Required TRIPs Holders or Sheffield shall have the right at any time to direct the Trustee in (i) the granting of any consents, waivers, amendments, terminations or similar actions pertaining to the Participations, (ii) the time, method and place of conducting any proceeding and (iii) the exercise of any right or power conferred on the Trustee pursuant to the Operative Documents; provided that if this Agreement or any other Operative Document specifies that the consent of the Required Participants or the joint consent of Sheffield and the Required TRIPs Holders shall be required with respect to the matters specified in clauses (i), (ii) and (iii) above, then such consent of the Required Participants or such joint consent shall be so required; and provided, further, that if the taking of any action directed by the Required TRIPs Holders or Sheffield, as the case may be, would cause the Trustee to violate any instruction previously given by any Participants in accordance with the Operative Documents, the Trustee shall follow the direction of the Required Participants with respect to such matter; and provided, further, that, subject to Section 11.1, the Trustee shall have the right to decline to follow any such direction if the Trustee being advised by counsel determines that the action so directed may not lawfully be taken, or if the Trustee in good faith shall, by an Authorized Officer or Authorized Officers of the Trustee, determine that the proceedings so directed would be illegal or involve it in personal liability or be unduly prejudicial to the rights of Participants not parties to such direction; and provided, further, that nothing in this Agreement shall impair the right of the Trustee to take any action deemed proper by the Trustee and which is not inconsistent with such direction of the requisite Participants given in accordance with the immediately preceding sentence.

          Section 11.15. Representations and Warranties of Trustee. The Trustee represents and warrants that:

          (i) the Trustee is a national banking association organized, existing and in good standing under the laws of the United States of America;

              (ii) the Trustee has full power, authority and right to execute, deliver and perform this Agreement, and has taken all necessary action to authorize the execution, delivery and performance by it of this Agreement and the Servicing Agreement; and

             (iii) this Agreement and the Servicing Agreement have been duly executed and delivered by the Trustee.

          Section 11.16. Maintenance of Office or Agency. The Trustee will maintain at its expense in the Borough of Manhattan, The City of New York, an office or offices or agency or agencies where notices and demands to or upon the Trustee in respect of the Participations and this Agreement may be served. The Trustee will give prompt written notice to Finco, the Servicer and the

Participants of any change in the location of the TRIPs Register or any such office or agency.

                                  ARTICLE XII

                         INDEMNIFICATION AND EXPENSES

          Section 12.1. Indemnities by Finco. (a) Without limiting any other rights which the Participants and the Trustee may have hereunder or under applicable law, Finco hereby agrees to indemnify each of the Participants, the Trustee, their respective assignees and each of their respective officers, directors, employees, representatives, agents and Affiliates (collectively, the "Indemnified Parties") from and against any and all damages, losses (other than loss of profit), claims, Taxes, liabilities (including liabilities for penalties), actions, suits, judgments, demands and related costs and expenses, including, without limitation, reasonable attorneys' fees and expenses (all of the foregoing being collectively referred to as "Indemnified Amounts"), awarded against or incurred by any of them arising out of or as a result of this Agreement, the other Finco Documents or the Participations, the Purchased Receivables and the other Total Transferred Property or its assignment thereof to the Trustee pursuant to Section 2.1, excluding however, Indemnified Amounts resulting from gross negligence or willful misconduct on the part of the Indemnified Party to which such Indemnified Amount would otherwise be due. Without limiting the generality of the foregoing, Finco shall indemnify the Indemnified Parties for Indemnified Amounts relating to or resulting from:

          (i)  the transfer of an interest in any Non-qualifying Receivable;

         (ii) any set-off or adjustment applied by any Obligor against any Purchased Receivable conveyed to the Trustee, whether or not the amount of such set-off or adjustment was reflected in the Offset Reserves on the Purchase Date relating to such Purchased Receivable;

        (iii) reliance on any representation or warranty made by Finco (or any of its respective Authorized Officers) under or in connection with this Agreement and any information or report delivered by Finco pursuant hereto or thereto, which shall have been false or incorrect in any material respect when made or deemed made;

        (iv) the failure by Finco to comply with any Requirement of Law with respect to any Purchased Receivable or other Transferred Property, or the nonconformity of any such Purchased Receivable or other Transferred Property with any such Requirement of Law;

          (v) the failure to take all actions which would be required to maintain in favor of the Trustee, for the bene-fit of the Participants, a valid, perfected, first priority ownership or security interest in, or Lien on, the Purchased Receivables and other Total Transferred Property, together with all Collections and Outstanding Balances related to such Receivables, free and clear of any Lien whether exist-ing at the Initial Closing Date or at any time thereafter;

         (vi) the failure to file, record, deliver or receive in a timely manner all Security Filings, including, without limitation, financing statements or other similar instru-ments or documents required under the UCC in effect in the state in which Finco's or any Hospital's chief executive office is located or under other applicable laws with respect to any Purchased Receivables or other Total Transferred Property;

        (vii) any failure of Finco to perform its duties or obligations in accordance with the provisions of this Agreement or the other Finco Documents; or

       (viii) the administration or enforcement of this Agree-ment or the other Finco Documents by any Interested Party.

          (b) By entering into this Agreement, Finco agrees to be liable, directly to the injured party, for the entire amount of any losses, claims, damages or liabilities (other than those incurred by a Participant in the capacity of an investor in its Participation) arising out of or based on the arrangement created by this Agreement and the actions of Finco taken pursuant hereto as though the Agreement created a partnership under the New York Uniform Partnership Act with Finco a general partner thereof. Finco agrees to pay, indemnify and hold harmless each Interested Party against and from any and all such losses, claims, damages and liabilities except to the extent that they arise from any action by such Interested Parties other than in accordance with the Operative Documents.

          Section 12.2. Additional Costs. (a) Whether or not the TRIPs Participations are acquired by the TRIPs Holders or the Sheffield Participation is acquired by Sheffield, Finco agrees to pay all reasonable out-of-pocket costs and expenses of the Participants and the Trustee (including fees and disbursements of counsel) in connection with (i) the preparation, reproduction, execution, delivery and administration of this Agreement, the other Operative Documents and any related documents, (ii) the sale of the Purchased Receivables and other Total Transferred Property to the Trust and the transfer of the Participations in the Trust Assets hereunder,
(iii) the perfection as against all third parties whatsoever of the Trust's right, title and interest in, to and under the Purchased Receivables and the other Total Transferred Property, (iv) the enforcement by any Interested Party of the Participations and of the obligations and liabilities of Finco under this Agreement, the other Operative Documents or any related document or of any Obligor under any Purchased Receivable and (v) the maintenance of, and the obligations of the Participants in connection with, the Hospital Concentration Accounts, the Master Receivables Account, the Collateral Account, the Other Accounts and any Additional Accounts established pursuant hereto; provided that in connection with clauses (i) and (ii), Finco shall not be obligated to pay the fees and expenses of more than one counsel representing the TRIPs Holders and shall not be obligated to pay legal fees, taxes or governmental charges in connection with the transfer by any TRIPs Holder of its Participation hereunder. In addition, Finco will pay all reasonable out-of-pocket costs and expenses of the Participants and the Trustee (including fees and disbursements of counsel) in connection with any modifications of, or consents under, this Agreement, the other Finco Documents or any related document or of any Obligor under any Purchased Receivable or any consents under this Agreement, the other Finco Documents or any related document to the extent such modifications or consents are requested by Finco or otherwise required under the aforementioned documents (whether or not any such modification or consent becomes effective), including but not limited to the out-of-pocket expenses and the fees and disbursements of counsel representing the TRIPs Holders and any local counsel engaged by them and the allocated costs and expenses of the in-house counsel of the TRIPs Holders (but exclusive of salaries or compensation payable to the officers or employees of such TRIPs Holders other than such in-house counsel).

          (b) Determinations and allocations by the TRIPs Holders, Sheffield or the Trustee, as the case may be, for purposes of this Section 12.2 shall be conclusive, absent manifest error, provided that such determinations and allocations are made in good faith and on a reasonable basis and that the TRIPs Holders, Sheffield or the Trustee, as the case may be, delivers a certificate to such effect to Finco and the Servicer.

          Section 12.3. Survival of Indemnities. All of the rights and obligations set forth in this Article XII shall survive the termination of the Trust, the payment of the Participations and the termination of this Agreement.

          Section 12.4. Method of Payment. Any Indemnified Amounts due under this Article, and any other fees, costs and expenses payable by Finco to any person pursuant to the terms of any Operative Document shall be payable in immediately available funds to any Person from the Expense Sub-account in accordance with the terms and conditions of Article VII (or from any other source available to Finco consistent with the terms of the Operative Documents); provided that any such amounts to be paid from the Expense Sub-account shall be deposited in the Expense Sub-account only to the extent that, after giving effect to such deposit, no Early Amortization Event shall have occurred; and provided, further, after the occurrence of an Early Amortization Event, amounts payable to the Trustee and, if the Servicer is not an affiliate of Finco, the Servicer, pursuant to subsection 7.3(a), shall be deposited and paid in accordance with the provisions of Article VII without regard to the foregoing proviso.

                                 ARTICLE XIII

                             TERMINATION OF TRUST

          Section 13.1. Final Termination of Participations; Optional Repurchase of TRIPs. (a) All Sheffield Capital and Sheffield Yield with respect to the Sheffield Participation shall be due and payable no later than the Final Sheffield Maturity Date. In the event that the Adjusted Sheffield Capital is greater than zero on the last day of the Settlement Period immediately preceding such date (after giving effect to all allocations and distributions to be made pursuant to Article VII on such date), Finco, on behalf of the Trustee, upon written direction by Sheffield, will promptly sell or cause to be sold an amount of Purchased Receivables or interests in Purchased Receivables (along with all related Transferred Property) having an aggregate Outstanding Balance equal to up to the Sheffield Termination Sale Amount. Proceeds of such sale shall be paid to the Sheffield Payment Account for application pursuant to Section 7.5 and distribution to Sheffield in final payment for all Sheffield Capital of and Sheffield Yield in respect of the Sheffield Participation. Proceeds of such sale in excess of the Adjusted Sheffield Capital shall be paid to the Collateral Account and applied in accordance with Section 7.5.

          (b) All TRIPs Capital and TRIPs Yield on the TRIPs shall be due and payable no later than the Final TRIPs Maturity Date. In the event that the Adjusted TRIPs Capital is greater than zero on the last day of the Settlement Period immediately preceding such date (after giving effect to all allocations and distributions to be made pursuant to Article VII on such date), the Trustee, upon written direction of the Required TRIPs Holders, will promptly sell or cause to be sold an amount of Purchased Receivables or interests in Purchased Receivables (along with all related Transferred Property) having an aggregate Outstanding Balance equal to the TRIPs Termination Sale Amount. Proceeds of such sale shall be deposited in the TRIPs Payment Account and applied to make final payment of the TRIPs in the manner specified in Section
13.2. Proceeds of such sale in excess of the Adjusted TRIPs Capital shall be paid to the Collateral Account and applied in accordance with Section 7.5.

          (c) On the Transfer Date during the TRIPs Amortization Period on which the Adjusted TRIPs Capital is reduced to an amount equal to or less than 10% of the TRIPs Capital as of the Business Day preceding the beginning of the TRIPs Amortization

Period, Finco shall have the option to repurchase the TRIPs, at a purchase price equal to the outstanding TRIPs Capital plus accrued and unpaid TRIPs Yield and any Make-Whole Payment Amount payable through the date of such purchase (after giving effect to any payment of TRIPs Capital and TRIPs Yield on such date of purchase). The amount of the purchase price will be deposited into the TRIPs Payment Account on the Transfer Date in immediately available funds and distributed to the TRIPs Holders. Following any such repurchase, the TRIPs Holders' interest in the Purchased Receivables shall terminate and the TRIPs Holders will have no further rights with respect thereto. In the event that Finco fails for any reason to deposit the purchase price for such Purchased Receivables, the Trust will continue to hold such interest in the Purchased Receivables and monthly payments will continue to be made to the TRIPs Holders.

          Section 13.2. Final Payment of the TRIPs. Written notice of the Transfer Date on which TRIPs Holders shall receive payment of the final distribution with respect to their TRIPs shall be given by the Trustee (upon 10 Business Days' prior written notice from the Servicer containing all information required for such Trustee's notice) to the TRIPs Holders of record not less than five Business Days prior to such final Transfer Date. Such notice shall specify (i) the Transfer Date on which final payment will be made, (ii) the amount of the final payment and (iii) the office at which the TRIPs Holders may surrender their TRIPs on or after such date. The Trustee shall deliver such Trustee's notice to the Transfer Agent and Registrar at the time such notice is delivered to the TRIPs Holders. The TRIPs Holders, by their acceptance of the TRIPs, agree to surrender their TRIPs to the Trustee on or promptly after such Transfer Date.

          Section 13.3. Termination of Trust. (a) The respective obligations and responsibilities of Finco, the Participants and the Trustee created hereby shall (except as expressly provided otherwise herein) terminate on the earlier to occur of (i) the Trust Termination Date and (ii) the date on which Aggregate Capital is reduced to zero and all Yield, any Make-Whole Payment Amount and all other amounts payable under the Operative Documents have been paid, and the Trust shall terminate one year and one day thereafter. If on the last day of the Settlement Period immediately preceding the Trust Termination Date the Adjusted Aggregate Capital is greater than zero (after giving effect to all allocations and distributions to be made on such date pursuant to Article VII), Finco, on behalf of the Trustee, will promptly sell all Purchased Receivables conveyed to the Trust. The proceeds of such sale shall be treated as Collections and allocated in accordance with Article VII.

          (b) Notwithstanding the termination of the Trust pursuant to subsection 13.3(a) or the occurrence of the Final Sheffield Maturity Date or the Final TRIPs Maturity Date, all funds then on deposit in the Collateral Account, the Other Accounts and any Additional Accounts shall continue to be held in trust for the benefit of the Participants, and the Trustee shall pay such funds to the Participants in accordance with Sections 13.1 and 13.2.

          (c) All TRIPs surrendered on or after the date of the final distribution with respect to such TRIPs shall be cancelled by the Transfer Agent and Registrar and be disposed of in a manner satisfactory to the Trustee and Finco.

          Section 13.4. Finco's Termination Rights. Upon payment of all amounts required pursuant to Section 7.5 and the termination of the obligations of the parties hereunder pursuant to Section 13.3, the Trustee shall sell, assign and convey to Finco (without recourse, representation or warranty for no additional consideration other than Finco's interest in the Trust) all right, title and interest of the Trust in the Purchased Receivables, whether then existing or thereafter created, and the Total Transferred Property, and all proceeds thereof, except for amounts held by the Trustee pursuant to Section 13.3(b). The Trustee shall execute and deliver such instruments of transfer and assignment, in each case without recourse, representation or warranty, as shall be reasonably requested by Finco to vest in Finco all right, title and interest which the Trust had in the Purchased Receivables and the Total Transferred Property.


                                  ARTICLE XIV

                                 MISCELLANEOUS

          Section 14.1. Notices, Etc. Except where telephonic instructions or notices are authorized herein to be given, all notices, demands, instructions and other communications required or permitted to be given to or made upon any party hereto shall be in writing and shall be personally delivered or sent by registered, certified or express mail, postage prepaid, return receipt requested, or by telecopy (with voice confirmation thereof) or telegram (with messenger delivery specified in the case of a telegram) and shall be deemed to be given for purposes of this Agreement on the day that such personal delivery is made or such return receipt or confirmation is received by the party giving such notice, demand, instruction or communication. Unless otherwise specified in a notice sent or delivered in accordance with the foregoing provisions of this Section, notices, demands, instructions and other communications in writing shall be given to or made upon the respective parties hereto at their respective addresses (or to their respective telecopy numbers) indicated below, and, in the case of telephonic instructions or notices, by calling the telephone number or numbers indicated for such party below:

          If to Finco:

               UHS Receivables Corp.
               27292 Calle Arroyo, Suite B
               San Juan Capistrano,
                 California  92675
               Attention:  President
               Tel No.: (714) 661-9323
               Telecopier No.: (714) 661-9445

          with a copy to:

               UHS Receivables Corp.
               c/o Universal Health Services, Inc.
               Universal Corporate Center
               367 South Gulph Road
               King of Prussia, Pennsylvania  19406
               Attention:  Chief Financial Officer
               Tel. No.:  (215) 768-3300
               Telecopier No.:  (215) 768-3318

          If to Sheffield:

               Sheffield Receivables Corporation
               c/o Barclays Bank PLC, New York
                 Branch, as Managing Agent
               222 Broadway
               New York, New York 10038
               Attention:  Barry Wood
               Tel. No.:  (212) 412-6797
               Telecopier No.:  (212) 412-6846

          If to any TRIPs Holder:

               to its address set forth in the
               TRIPs Register

          If to the Trustee:

               Continental Bank, National Association
               231 South La Salle Street, 7th Floor
               Chicago, Illinois  60697
               Attention:  Steve Charles
               Tel. No.:  (312) 828-7321
               Telecopier No.:  (312) 828-6528

          If to the Managing Agent:

               Barclays Bank PLC, New York Branch
               222 Broadway
               New York, New York  10038
               Attention:  Barry Wood
               Tel. No.:  (212) 412-6797
               Telecopier No.:  (212) 412-6846

          If to any Lender:

               c/o Barclays Bank PLC, New York Branch
               222 Broadway
               New York, New York  10038
               Attention:  Steven McKenna
               Tel. No.:  (212) 412-4084
               Telecopier No.:  (212) 412-6846

          Section 14.2. Successors and Assigns; Survival. (a) This Agreement shall be binding upon Finco, the Participants, the Trustee and their respective successors and assigns and shall inure to the benefit of Finco and the Interested Parties; provided that Finco shall not assign any of its rights or obligations hereunder (including, without limitation, its rights in respect of, or any interest in, the Subordinated Interest) (other than as expressly assigned hereunder) without the prior written consent of each Participant.

          (b) The representations and warranties of Finco contained in this Agreement shall survive the execution, delivery and termination of this Agreement and the purchase of the Participations.

          Section 14.3. Severability Clause. Any provisions of this Agreement which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          Section 14.4. Amendments. This Agreement may not be modified, amended, waived, supplemented or surrendered except in accordance with the provisions of this Section. This Agreement may be amended, supplemented or modified pursuant to a written instrument executed by Finco, Sheffield and the Trustee, and consented to in writing by the Required TRIPs Holders; provided that after an Early Amortization Event occurs, the consent of Finco shall not be necessary to make any such amendment, modification or supplement which does not directly affect the rights of Finco under this Agreement; provided, further, that no such amendment, modification or supplement shall decrease the amount or extend the time for any notification of Rating Agency of Amendment or waivers payment to any Participant hereunder without the consent of such Participant. Any provision of this Agreement may be waived by a written instrument executed by Sheffield, the Required TRIPs Holders and the Trustee; provided that, notwithstanding anything herein to the contrary, Sheffield shall be permitted to waive performance of any provision of this Agreement so long as such waiver shall not affect the rights and duties of the TRIPs Holders or the Trustee; and provided, further, that, notwithstanding anything herein to the contrary, the Required TRIPs Holders shall be permitted to waive performance of any provision of this Agreement so long as such waiver shall not affect the rights and duties of Sheffield or the Trustee. Any amendment, supplement, waiver or consent approved in accordance with this Section shall be effective only in the specific instance and for the specific purpose given.

          Section 14.5. Finco's Obligations. It is expressly agreed that, anything contained in this Agreement to the contrary notwithstanding, Finco shall be obligated to perform all of its obligations under the Sale and Servicing Agreements and the other Finco Documents to the same extent as if the Interested Parties had no interest therein and no Interested Party shall have any obligation or liability under the Purchased Receivables or the other Total Transferred Property to any Obligor thereunder by reason of or arising out of this Agreement, nor shall any Interested Party be required or obligated in any manner to perform or fulfill any of the obligations of Finco under or pursuant to any Sale and Servicing Agreements and the other Finco Documents, any Receivables or the other Total Transferred Property.

          Section 14.6. Consent to Assignment. Each of Finco, each TRIPs Holder, by its acceptance of its TRIPs Participation, and the Trustee acknowledges that all of Sheffield's right, title and interest in the obligations of Finco to Sheffield and the rights of Sheffield against Finco under this Agreement have been assigned, transferred and otherwise conveyed by Sheffield to the Liquidity Agent, for the benefit of the Liquidity Banks, pursuant to the terms and conditions of the Security Agreement. Each of Finco, each TRIPs Holder, by its acceptance of its TRIPs Participation, and the Trustee consents to such assignment and transfer to the Liquidity Agent and agrees that the Liquidity Agent shall be entitled to enforce the terms of this Agreement directly against Finco, the TRIPs Holders and the Trustee if any event of default under the Liquidity Agreement shall have occurred and be continuing. Upon notice of any such event by Sheffield or the Liquidity Agent, each of Finco and the Trustee further agrees that in respect of its obligations hereunder it will act at the direction of and in accordance with all requests and instructions of the Liquidity Agent. Finco, each TRIPs Holder and the Trustee further agree that, in the event of any conflict of requests or instructions to Finco or the Trustee, as the case may be, between

Sheffield and the Liquidity Agent, Finco or the Trustee, as the case may be, will at all times act in accordance with the requests and instructions of the Liquidity Agent.

          Section 14.7. Authority of Managing Agent. Each of Finco, the Trustee and each TRIPs Holder, by its acceptance of its TRIPs, acknowledges that Sheffield has appointed Barclays to act as its Managing Agent. Unless otherwise instructed by Sheffield, copies of all notices, requests, demands and other documents to be delivered to Sheffield pursuant to the terms hereof shall be delivered to the Managing Agent. Unless otherwise instructed by Sheffield, all notices, requests, demands and other documents to be executed or delivered, and any action to be taken, by Sheffield pursuant to the terms hereof may be executed, delivered and/or taken by the Managing Agent. The rights and responsibilities of the Managing Agent under this Agreement with respect to any action taken by the Managing Agent or the exercise or non-exercise by the Managing Agent of any option, right, request, judgment or other right or remedy provided to Sheffield herein or resulting or arising out of this Agreement shall, as between the Managing Agent and Sheffield, be governed by such agreements with respect thereto as may exist from time to time between them, but, as between the Managing Agent and Finco or any Interested Party, the Managing Agent shall be conclusively presumed to be acting as agent for Sheffield, with full and valid authority so to act or refrain from acting, and neither Finco nor any Interested Party shall be under any obligation, or entitlement, to make any inquiry respecting such authority.

          Section 14.8. Further Assurances. Finco agrees to do such further acts and things and to execute and deliver to the Participants and the Trustee such additional assignments, agreements, powers and instruments as are required by Sheffield, the Required TRIPs Holders or the Trustee to carry into effect the purposes of this Agreement or to better assure and confirm unto the Interested Parties their respective rights, powers and remedies hereunder.

          Section 14.9. Counterparts. This Agreement may be executed in any number of copies, and by the different parties hereto on the same or separate counterparts, each of which shall be deemed to be an original instrument.

          Section 14.10. Headings. Section headings used in this Agreement are for convenience of reference only and shall not affect the construction or interpretation of this Agreement.

          Section 14.11. No Bankruptcy Petition Against Sheffield or Finco. Each of Finco, each Participant, by its acceptance of any Participation, and the Trustee covenants and agrees that prior to the date which is one year and one day after the date on which the Aggregate Capital is reduced to zero and all other amounts due under or in connection with the Operative Documents are paid in full, it will not institute against, or join any other Person in instituting against Finco or Sheffield, as the case may be, any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings under any federal or state bankruptcy or similar law.

          Section 14.12. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE INTERNAL LAW OF THE STATE OF NEW YORK WITHOUT REFERENCE TO CONFLICTS OF LAW RULES OF THE STATE OF NEW YORK.

          Section 14.13. No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of any Interested Party, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exhaustive of any rights, remedies, powers and privileges provided by law.

          Section 14.14. SUBMISSION TO JURISDICTION; VENUE; WAIVER OF JURY TRIAL; SERVICE OF PROCESS. (a) FINCO (FOR ITSELF AND ITS RESPECTIVE SUCCESSORS AND ASSIGNS) HEREBY IRREVOCABLY SUBMITS, FOR ITSELF AND ITS PROPERTY, TO THE JURISDICTION OF THE STATE COURTS OF THE STATE OF NEW YORK AND TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, FOR THE PURPOSES OF ANY SUIT, ACTION OR OTHER PROCEEDING ARISING OUT OF OR BASED UPON THIS AGREEMENT, THE OTHER FINCO DOCUMENTS OR THE SUBJECT MATTER HEREOF OR THEREOF BROUGHT BY ANY INTERESTED PARTY. FINCO (FOR ITSELF AND ITS RESPECTIVE SUCCESSORS AND ASSIGNS) TO THE EXTENT PERMITTED BY ANY REQUIREMENTS OF LAW (A) HEREBY WAIVES, AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE, OR OTHERWISE, IN ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH COURTS, ANY CLAIM THAT IT IS NOT SUBJECT PERSONALLY TO THE JURISDICTION OF THE ABOVE-NAMED COURTS, THAT ITS PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER OR THAT THIS AGREEMENT OR THE OTHER FINCO DOCUMENTS OR THE SUBJECT MATTER HEREOF OR THEREOF MAY NOT BE ENFORCED IN OR BY SUCH COURT, AND (B) HEREBY WAIVES THE RIGHT TO ASSERT IN ANY SUCH ACTION, SUIT OR PROCEEDING ANY OFFSETS OR COUNTERCLAIMS EXCEPT COUNTERCLAIMS THAT ARE COMPULSORY OR OTHERWISE ARISE FROM THE SAME SUBJECT MATTER. FOR THE PURPOSE OF PROCEEDINGS IN THE COURTS OF THE STATE OF NEW YORK AND THE UNITED STATES COURTS FOR THE SOUTHERN DISTRICT OF NEW YORK, FINCO AGREES THAT SERVICE OF PROCESS EFFECTED BY CERTIFIED OR REGISTERED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL), POSTAGE PREPAID, TO FINCO AT ITS ADDRESS SET FORTH IN SECTION 14.1 SHALL CONSTITUTE VALID AND EFFECTIVE SERVICE UPON FINCO. FINCO AGREES THAT ITS SUBMISSION TO JURISDICTION AND CONSENT TO SERVICE OF PROCESS BY MAIL IN ANY SUCH ACTION, SUIT OR PROCEEDING SHALL BE CONCLUSIVE, AND MAY BE ENFORCED IN ANY OTHER JURISDICTION (A) BY SUIT, ACTION OR PROCEEDING ON THE JUDGMENT, A

CERTIFIED OR TRUE COPY OF WHICH SHALL BE CONCLUSIVE EVIDENCE OF THE FACT AND THE AMOUNT OF INDEBTEDNESS OR LIABILITY THEREIN DESCRIBED OR (B) IN ANY OTHER MANNER PROVIDED BY OR PURSUANT TO THE LAWS OF SUCH OTHER JURISDICTION, PROVIDED, HOWEVER, THAT ANY INTERESTED PARTY, MAY AT ITS OPTION BRING SUIT, OR INSTITUTE OTHER JUDICIAL PROCEEDINGS AGAINST FINCO OR ANY OF ITS ASSETS IN ANY STATE OR FEDERAL COURT OF THE UNITED STATES OR OF ANY COUNTRY OR PLACE WHERE SUCH HOSPITAL OR SUCH ASSETS MAY BE FOUND.

          (b) EACH OF THE INTERESTED PARTIES AND FINCO HEREBY WAIVES ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY OF THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT OR THE OTHER FINCO DOCUMENTS.

          Section 14.15. Acquisition of Participations. Neither UHS, Finco nor any other UHS Entity will directly or indirectly acquire or make any offer to acquire any TRIPs Participation, or part thereof, unless UHS, Finco or such UHS Entity, as the case may be, shall contemporaneously offer to acquire TRIPs Participations (or parts thereof), pro rata, from all TRIPs Holders and upon the same terms.

          Section 14.16. Waivers. (a) Finco hereby irrevocably and unconditionally waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this paragraph any special, exemplary, punitive or consequential damages.

          (b) Each Participant and the Trustee, solely in its capacity as representative of the Participants, each hereby irrevocably and unconditionally waives, to the maximum extent not prohibited by law, any right such party may have to claim or recover in any legal action or proceeding relating to this Agreement any special, exemplary, punitive or consequential damages; provided that the waiver contained in this Section 14.16 shall not extend to any right to claim or recover from Finco any special, exemplary, punitive or consequential damages for which the Trustee, Sheffield or such TRIPs Holder is liable to any Person.

          IN WITNESS WHEREOF, Finco, Sheffield and the Trustee have caused this Agreement to be duly executed by their duly authorized officers, all on the day and year first above written.

                                        UHS RECEIVABLES CORP.


                                        By: _______________________________
                                            Title:


                                        SHEFFIELD RECEIVABLES
                                          CORPORATION


                                        By: _______________________________
                                            Title:


                                        CONTINENTAL BANK, NATIONAL
                                          ASSOCIATION, Trustee


                                        By: ________________________________
                                            Title:

                                                                  SCHEDULE I




               The Principal Place of Business of Finco is:

                              UHS Receivables Corp.
                          27292 Calle Arroyo, Suite B
                    San Juan Capistrano, California  92675




          The Locations where documents relating to the Receivables are located are:

                              UHS Receivables Corp.
                          27292 Calle Arroyo, Suite B
                    San Juan Capistrano, California  92675



          The locations where UCC financing statements must be filed are:

Name Filing Location(s)

Universal Health Services, Inc.                Secretary of the Commonwealth of
                                               Pennsylvania and Montgomery
                                               County Prothonotary's Office

Chalmette General Hospital, Inc.               Clerk of Court of Saint Bernard
                                               Parish

Dallas Family Hospital, Inc.                   Secretary of State of State
                                               of Texas

Del Amo Hospital, Inc.                         Secretary of State of State
                                               of California

Doctors' General Hospital, Ltd.                Florida Department of State

Doctors' Hospital of                           Florida Department of State
Hollywood, Inc.

HRI Hospital, Inc.                             Secretary of State of State of
                                               Massachusetts and Town Clerk's
                                               Office of town of Brookline

McAllen Medical Center, Inc.                   Secretary of State of State
                                               of Texas

Meridell Achievement Center, Inc.              Secretary of State of State
                                               of Texas

River Oaks, Inc.                               Clerk of Court of Jefferson
                                               Parish

Sparks Reno Partnership, L.P.                  Secretary of State of State
                                               of Nevada

Turning Point Care Center, Inc.                Clerk of Superior Court of
                                               Colquitt County

UHS of Arkansas, Inc.                          Secretary of State of State of
                                               Arkansas and Clerk of Circuit
                                               Court and Ex-Officio Recorder
                                               of Pulaski County

UHS of Auburn, Inc.                            Licensing Department of State
                                               of Washington

UHS of Belmont, Inc.                           Secretary of State of State
                                               of Illinois

UHS of Maitland, Inc.                          Florida Department of State

UHS of Massachusetts, Inc.                     Secretary of State of State
                                               of Massachusetts and Town Clerk's
                                               Office of town of Boston

UHS of River Parishes, Inc.                    Clerk of Court of St. John the
                                               Baptist Parish

UHS of Shreveport, Inc.                        Clerk of Court of Caddo Parish

Universal Health Recovery                      Secretary of the Commonwealth of
Centers, Inc.                                  Pennsylvania and Chester County
                                               Prothonotary's Office

Universal Health Services of                   Secretary of State of State of
Inland Valley, Inc.                            California

Universal Health Services of                   Secretary of State of State
Nevada, Inc.                                   of Nevada

Victoria Regional Medical                      Secretary of State of State
Center, Inc.                                   of Texas

Wellington Regional Medical                    Florida Department of State
Center Incorporated

Westlake Medical Center, Inc.                  Secretary of State of State
                                               of California

                                                                 Schedule II


                                    Accounts

                          Hospital Concentration Accounts



Name of Hospital                    Bank                      Account Number
Chalmette General Hospital, Inc.    Hibernia National Bank    8122-2924-9
UHS of De La Ronde, Inc.            Hibernia National Bank    8122-2925-7
Dallas Family Hospital, Inc.        Bank One -- Texas         9830-10-741-7
Del Amo Hospital, Inc.              Bank of America           1233-4-57852
Doctors' General Hospital, Ltd.     Barnett Bank of South
                                    Florida, N.A.             1595100654
Doctors' Hospital of Hollywood,
Inc.                                Sun Bank                  385 315 1229
HRI Hospital, Inc.                  First National
                                    Bank of Boston            503-11965
McAllen Medical Center, Inc.        Texas Commerce Bank       0960-0370185
Meridell Achievement Center, Inc.   Bank One -- Texas         75-0025-5968
River Oaks, Inc.                    Hibernia National Bank    8122-2923-0
Sparks Reno Partnership, L.P.       Bank of America           47-0012378
Turning Point Care Center, Inc.     Moultrie National Bank    01-41110-1-01
UHS of Arkansas, Inc.               First Commercial Bank     0657433
UHS of Auburn, Inc.                 Seafirst                  62269519
UHS of Belmont, Inc.                Park National Bank        16-5301
UHS of Maitland, Inc.               Nationsbank of Florida    0088376877
USH of Massachusetts, Inc.          First National Bank of
                                    Boston                    503-52636
UHS of River Parishes, Inc.         Bank of La Place          01-0622-4
UHS of Shreveport, Inc.             Hibernia National Bank    762001756

Universal Health Recovery Centers,
Inc.                                First Fidelity Bank       4004517290
Universal Health Services of
Inland Valley, Inc.                 Bank of America           1233-2-56080
Universal Health Services of
Nevada, Inc.                        Bank of America           01-212-2036
Victoria Regional Medical Center,
Inc.                                Victoria Bank & Trust     5101017337
Wellington Regional Medical Center  Sun Bank South
Incorporated                        Florida N.A.              0629-002-005381
Westlake Medical Center, Inc.       Bank of America           1233-9-56195


                             Master Receivables Account


Bank:                               Continental Bank, N.A., Chicago, Illinois
Account Name:                       Universal Health Services, Inc. Master
                                    Receivables Account
Account Number:                     78-27784

                                                        EXHIBIT A
                                                        TO POOLING AGREEMENT


                                 FORM OF TRIP

                             Form of Face of TRIP

REGISTERED                                                 $______________(1)


              UHS RECEIVABLES CORP. HEALTHCARE RECEIVABLES TRUST

                  TRADE RECEIVABLES INVESTMENT PARTICIPATION

         THIS TRADE RECEIVABLES INVESTMENT PARTICIPATION ("TRIP") HAS NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"). THE HOLDER HEREOF, BY ACQUIRING THIS TRIP, AGREES THAT THIS TRIP MAY NOT BE RESOLD, PLEDGED OR OTHERWISE TRANSFERRED TO A U.S. PERSON EXCEPT PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, BUT ONLY UPON DELIVERY TO CONTINENTAL BANK, NATIONAL ASSOCIATION OF A CERTIFICATE OF THE TRANSFEROR AND AN OPINION OF COUNSEL (SATISFACTORY TO THE TRUSTEE) TO THE EFFECT THAT SUCH TRANSFER IS IN COMPLIANCE WITH THE SECURITIES ACT.

         This TRIP evidences an undivided interest in a trust, the corpus of which consists of healthcare receivables generated from time to time by certain hospital subsidiaries of Universal Health Services, Inc. ("UHS") and purchased by

                             UHS RECEIVABLES CORP.

                      (Not an interest in or obligation
                       of UHS or any affiliate thereof,
                      other than UHS Receivables Corp.)

         This certifies that ________________________ (the "TRIPs Holder") is the registered owner of a senior, undivided interest (a "Participation") in the assets of the UHS Receivables Corp. Healthcare Receivables Trust (the "Trust"), created pursuant to the Pooling Agreement, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, the "Pooling Agreement"), by and among UHS Receivables Corp., a Delaware corporation ("Finco"), Sheffield Receivables Corporation, a Delaware corporation ("Sheffield"), and Continental Bank, a national banking association (in such capacity, the "Trustee"). To the extent not defined herein, capitalized terms used herein have the meanings ascribed to them in the Definitions List, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, the "Definitions List"), incorporated

(1) Denominations of $1,000,000 and $100,000 in excess thereof.

by reference into the Pooling Agreement. Unless the certificate of authentication hereon has been executed by the Trustee, this TRIP shall not be entitled to any benefit under the Pooling Agreement or be valid for any reason.

         Reference is hereby made to the further provisions of this TRIP set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

         IN WITNESS WHEREOF, Finco has caused this TRIP to be duly executed.

Dated:   __________ __, 199_

                                       UHS RECEIVABLES CORP.



                                       By:__________________________
                                          Name:
                                          Title:

TRUSTEE'S CERTIFICATE OF
AUTHENTICATION

This is one of the TRIPs described
in the within-mentioned Pooling Agreement.


CONTINENTAL BANK, NATIONAL ASSOCIATION



By:________________________       OR   By:_____________________
   Authorized Signatory                   Authenticating Agent


                                       By:______________________
                                          Authorized Signatory

                           Form of Reverse of TRIP


         The corpus of the Trust consists of (i) all receivables meeting certain eligibility requirements generated by certain hospital subsidiaries of UHS and sold to Finco (the "Purchased Receivables"), (ii) all funds collected or to be collected from Obligors in respect of the Purchased Receivables,
(iii) all funds which are from time to time on deposit in the Collateral Account and any other account held for the benefit of the TRIPs Holders, (iv) the Finco Transferred Property and (v) all other assets and interests constituting the Trust. Although a summary of certain provisions of the Pooling Agreement is set forth below, this TRIP does not purport to summarize the Pooling Agreement, is qualified in its entirety by the terms and provisions of the Pooling Agreement and reference is hereby made to the Pooling Agreement for information with respect to the interests, rights, benefits, obligations, proceeds and duties evidenced hereby and the rights, duties and obligations of the Trustee. A copy of the Pooling Agreement may be requested by writing to Continental Bank, National Association, 231 South La Salle Street, 7th Floor, Chicago, Illinois 60697.

         This TRIP is issued under and is subject to the terms of, and entitled to the benefits of, the Pooling Agreement, to which Pooling Agreement the TRIPs Holder, by virtue of the acceptance hereof, assents and agree to be bound.

         It is the intent of Finco and the Participants that, for federal and state income and franchise tax purposes only, the TRIPs will be evidence of indebtedness of Finco secured by the Purchased Receivables. The TRIPs Holder, by the acceptance hereof, assents and is bound by such intent.

         The Participations, which include the TRIPs and the interest acquired by Sheffield, constitute senior interests in the Trust Assets and entitle the Participants to, among other things, all Collections received from Obligors in respect of the Purchased Receivables. The Participations are allocated in part to the TRIPs Holders, with the remainder allocated to Sheffield. In addition to the Participations, Finco will receive and maintain a subordinated interest in the Trust Assets subordinated in right of payment to the Participations.

         The aggregate interest represented by this TRIP at any time in the Purchased Receivables in the Trust shall not exceed an amount equal to the TRIPs Holder's pro rata portion of the TRIPs Capital at such time. The TRIPs
Capital on the TRIPs Closing Date is $             .  The TRIPs Capital at any
time will be equal to the Initial TRIPs Capital, as reduced by Collections received and distributed to the TRIPS Holders on account of the TRIPs Capital pursuant to the Pooling Agreement.

         Payments of TRIPs Yield with respect to the TRIPs shall be distributed to the TRIPs Holders on each Transfer Date. Payments of TRIPs Yield will be paid in immediately available funds to the person in whose name such TRIP is registered at the close of business on the applicable Record Date to an account specified by such person.

         During the TRIPs Revolving Period, Collections otherwise allocable to the TRIPs Holders shall be reinvested in new Purchased Receivables as provided in the Pooling Agreement. The TRIPs Revolving Period under the Pooling Agreement shall terminate, and the TRIPs Amortization Period shall commence, on the earliest to occur of (a) the Scheduled TRIPs Maturity Date,
(b) the Call Date and (c) certain Early Amortization Events specified in the Agreement or declared by the TRIPs Holders or the Trustee pursuant to the terms of the Pooling Agreement.

         The TRIPs are subject to optional redemption by Finco (i) upon the exercise of the Call Option, subject to certain conditions described in the Pooling Agreement and (ii) during the TRIPs Amortization Period as described below.

         During the TRIPs Amortization Period, certain Collections allocable to the TRIPs (other than Collections allocated to the TRIPs Interest Sub-account and the Expense Sub-account in respect of accrued Yield and certain fees, costs and expenses) will be accumulated in the TRIPs Payment Account and distributed to the TRIPs Holders, up to the amount of the TRIPs Capital, on each Transfer Date, but not beyond the date which is twelve months after the commencement of the TRIPs Amortization Period. If the TRIPs Capital has not been reduced to zero prior to such date, the Trustee, upon written direction of the Required TRIPs Holders, will cause to be sold an amount of Purchased Receivables or interests therein having an Outstanding Balance equal to the TRIPs Termination Sale Amount.

         On the Transfer Date on which the Adjusted TRIPs Capital is reduced to 10% or less of the TRIPs Capital as of the close of business on the last day of the TRIPs Revolving Period, Finco may (but shall not be obligated to) repurchase all of the TRIPs Participations evidenced by the TRIPs. The aggregate purchase price payable with respect to the TRIPs Participations will be equal to the outstanding balance of the TRIPs Capital, all accrued and unpaid TRIPs Yield through the date of such repurchase and all other amounts payable by Finco pursuant to the Pooling Agreement.

         The Pooling Agreement may be amended by Finco, Sheffield and the Trustee with the prior written consent of the Required TRIPs Holders; provided that after the occurrence of an Early Amortization Event, the consent of Finco shall not be necessary for any amendment to the Pooling Agreement which does not directly affect the rights of Finco thereunder; provided, further, that no such amendment shall extend the time for any payment to any Participant without the consent of such Participant; and provided, further, that Sheffield shall be permitted to waive performance of any provision of the Pooling Agreement so long as such waiver shall not adversely affect the TRIPs Holders.

         The TRIPs may be transferred upon surrender of the TRIPs to an office of the Trustee where newly executed and authenticated TRIPs in the name of the designated transferee will be delivered. Prior to the date which is three years after the Effective Date, the Trustee shall not register the transfer of any TRIP unless certain conditions stated in the Pooling Agreement are satisfied.

         As provided in the Pooling Agreement, and subject to certain limitations set forth therein, this TRIP is exchangeable for new TRIPs evidencing a like aggregate portion of the TRIPs Capital, as requested by the TRIPs Holder surrendering this TRIP. No service charge may be imposed for any such transfer or exchange, but the Transfer Agent and Registrar may require payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in connection therewith.

         By its acceptance of this TRIP, the TRIPs Holder agrees that (a) the Pooling Agreement was executed and delivered, and this TRIP is authenticated, by Continental Bank, National Association, not individually or personally but solely as Trustee of the Trust, in the exercise of the powers and authority conferred and vested in it, (b) except with respect to Section 11.15 of the Pooling Agreement, the representations, undertakings and agreements made on the part of the Trust are made and intended not as personal representations, undertakings and agreements by Continental Bank, National Association, but are made and intended for the purpose of binding only the Trust and (c) under no circumstances shall Continental Bank, National Association be personally liable for the payment of any indebtedness or expenses of the Trust or be liable for the breach or failure of any obligation, representation, warranty or covenant made or undertaken by the Trust under this TRIP or the Pooling Agreement.

         This TRIP shall be governed by, and construed and interpreted in accordance with, the law of the State of New York.

                        __________________________________

                                  ASSIGNMENT

FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
    IDENTIFYING NUMBER OF ASSIGNEE(S)

- -------------------------------

- ------------------------------- .............
                                (PLEASE PRINT OR
TYPEWRITE NAME AND ADDRESS OF ASSIGNEE)

...............................................

...............................................
the within TRIP and all rights thereunder,
and hereby irrevocably constitutes and appoints
...............................................
attorney, with full power of substitution in the premises, to transfer said TRIP on the books kept for registration thereof.


Dated:  .......................................

                                       ...............................
                                       Note:  The signature(s) to this
                                       Assignment must correspond with the
                                       name(s) as written on the face of the
                                       within TRIP in every particular,
                                       without alteration or enlargement or
                                       any change whatever.

                                                      EXHIBIT B
                                                      TO POOLING AGREEMENT


                          Form of Auditors' Report

                                                      EXHIBIT C
                                                      TO POOLING AGREEMENT




                      FORM OF CONFIDENTIALITY AGREEMENT

                   [Letterhead of RECIPIENT of Information]



                                                 ___________ __, 199_




[TRANSFEROR]
[Address]

Universal Health Services, Inc.
Universal Corporate Center
367 South Gulph Road
King of Prussia, Pennsylvania  19406

Dear Sirs:

         Reference is made to the Pooling Agreement, dated as of November 16, 1993 (as amended from time to time, the "Pooling Agreement"), among UHS Receivables Corp. ("Finco"), a Delaware corporation, Sheffield Receivables Corporation, a Delaware corporation, and Continental Bank, National Association, a national banking association, and to the pending and proposed discussions between [transferor] (the "Transferor") and [recipient] (the "Recipient") regarding [describe transaction requiring disclosure]. Unless otherwise defined herein, capitalized terms defined in the Pooling Agreement are used herein as so defined.

         Pursuant to our discussions, the Transferor hereby agrees to provide to the Recipient certain information, practices, books, correspondence, and records of a confidential nature and in which a UHS Entity has a proprietary interest (the "Information") on the terms and conditions set forth below. By its execution of this Agreement, the Recipient hereby agrees to all such terms and conditions.

         The Recipient hereby acknowledges that all Information received by it from the Transferor shall be regarded as confidential information and that the Information may be subject to laws, rules and regulations regarding patient confidentiality.

         The Recipient agrees that, subject to the following sentence, (i) it shall, and shall cause its employees, agents and representatives to, retain in confidence and not disclose the Information without the prior written consent of the Transferor and (ii) it will not, and will ensure that its employees, agents and representatives will not, make any use whatsoever (other than for the purposes contemplated by the Pooling Agreement and the other Operative Documents or for the enforcement of any of the rights granted thereunder) of any of the Information without the prior written consent of the Transferor. Notwithstanding the foregoing, the Recipient may (x) disclose Information to any Person that has executed and delivered a confidentiality agreement in substantially the same form as this agreement naming the Transferor and the UHS Entities as third party beneficiaries thereof and (y) disclose or otherwise use Information (A) to the extent that such Information is required or appropriate in any report, statement or testimony submitted to any municipal, state or federal regulatory body having or claiming to have jurisdiction over the Recipient or submitted to the National Association of Insurance Commissioners or similar organizations or their successors, (B) to the extent such Information is required in response to any summons or subpoena or in connection with any litigation, (C) to the extent that such Information is believed to be required in order to comply with any law, order, regulation or ruling applicable to the Recipient, (D) to the extent that such Information was publicly available or otherwise known to the Recipient at the time of disclosure, (E) to the extent that such Information subsequently becomes publicly available, other than through any act or omission of the Recipient or
(F) to the extent that such Information subsequently becomes known to the Recipient, other than through a Person whom the Recipient knows to be acting in violation of its obligations to the Transferor or the UHS Entities.

          The parties agree that any breach of this letter agreement would cause damages which cannot be determined in money and that injunction is an appropriate remedy for breach, though not necessarily the sole remedy.

         This Agreement shall inure to the benefit of the parties hereto, each of their respective successors and permitted assigns and each of the UHS Entities, which UHS Entities will be deemed to be third party beneficiaries of this Agreement.

         This Agreement shall be governed by, and construed in accordance with the law of the State of New York, and may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one agreement.

         Please acknowledge your agreement to the foregoing by signing three copies of this letter agreement and returning them to the Transferor. Upon receipt of the executed letter agreement, the Transferor, pursuant to the terms of the Pooling Agreement, will deliver an executed agreement to each of UHS and Finco.

                                       Very truly yours,

                                       [RECIPIENT]



                                       By:_________________________
                                          Title:

Acknowledged and Agreed:

[TRANSFEROR]



By:____________________________
   Title:

                                                      EXHIBIT D
                                                      TO POOLING AGREEMENT



                             Transfer Certificate

                                                              EXHIBIT 10.19
                                  GUARANTEE


          GUARANTEE, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, this "Guarantee"), made by UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation ("UHS") in favor of UHS RECEIVABLES CORP., a Delaware corporation ("Finco").


                              W I T N E S S E T H :


          WHEREAS, pursuant to each of the Sale and Servicing Agreements (capitalized terms used in the recitals without definition are used as defined in the Definitions List referred to below), Finco has agreed to purchase all of the Receivables and other Transferred Property from the Hospitals;

          WHEREAS, pursuant to the Pooling Agreement, Finco has assigned and conveyed to the Trustee, in trust for the benefit of the Participants, the Transferred Property and the Finco Transferred Property, and the Participants have offered to acquire from Finco, and Finco has agreed to transfer to the Participants, senior undivided participating interests in the Trust Assets;

          WHEREAS, in order to collect the amounts due to Finco under the Sale and Servicing Agreements and in which the Participants have acquired their Participations, Finco and UHS Delaware have entered into the Servicing Agreement, pursuant to which UHS Delaware, as Servicer, will provide for the administration of, and servicing on, the Receivables;

          WHEREAS, each of UHS Delaware and each Hospital is a subsidiary of UHS;

          WHEREAS, it is a condition precedent to the obligations of Finco and the Interested Parties under the Operative Documents that UHS shall have executed and delivered this Guarantee;

          NOW, THEREFORE, in consideration of the premises and to induce Finco to enter into the Servicing Agreement and to induce Finco to make its purchases from the Hospitals under the Sale and Servicing Agreements, UHS hereby agrees as follows:


1. Defined Terms. Unless otherwise defined, capitalized terms used herein are used as defined in the Definitions List, dated as of November 16, 1993 (as amended, supplemented or otherwise modified from time to time, the "Definitions List"), that refers to this Guarantee, which Definitions List is incorporated herein by reference and the following term shall have the following meaning:

          "Obligations": all obligations and liabilities of (i) each Hospital to Finco and the Interested Parties, whether direct or indirect, absolute or contingent, due or to become due, or now existing or hereafter incurred pursuant to the Sale and Servicing Agreements, including, without limitation, the obligations arising under Sections 4.4 and 7.1 and 7.2(b) of each of the Sale and Servicing Agreements and all fees, indemnities, costs and expenses to be paid by the Hospitals pursuant to the terms thereof (including, without limitation, interest accruing after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, relating to any Hospital, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding) and (ii) UHS Delaware to Finco and the Interested Parties, whether direct or indirect, absolute or contingent, due or to become due, or now existing or hereafter incurred pursuant to the Servicing Agreement, including, without limitation, the obligations arising out of Section 5.17 of the Servicing Agreement and all fees, indemnities, costs and expenses to be paid by UHS Delaware pursuant to the terms of the Servicing Agreement (including, without limitation, interest accruing after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, relating to UHS Delaware, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding).

          2. Guarantee. (a) UHS hereby unconditionally and irrevocably guarantees to Finco the prompt and complete payment by the Hospital when due (whether at the stated maturity, by acceleration or otherwise) of the Obligations. Such guarantee shall be a guarantee of payment.

          (b) UHS further unconditionally and irrevocably covenants and agrees with Finco that UHS will cause each Hospital duly and punctually to perform and observe all the terms, conditions, covenants, agreements and indemnities to be performed or observed by it under the Sale and Servicing Agreement to which it is a party and any other document executed and delivered by such Hospital in connection therewith, strictly in accordance with the terms thereof, and that if for any reason whatsoever such Hospital shall fail so to perform and observe such terms, conditions, covenants, agreements and indemnities, UHS will duly and punctually perform and observe the same.

          (c) UHS further unconditionally and irrevocably covenants and agrees with Finco that UHS will cause UHS Delaware duly and punctually to perform and observe all the terms, conditions, covenants, agreements and indemnities to be performed or observed by it under the Servicing Agreement and any other document executed and delivered by UHS Delaware in connection therewith, strictly in accordance with the terms thereof, and that if for any reason whatsoever UHS Delaware shall fail so to perform and observe such terms, conditions, covenants, agreements and indemnities, UHS will duly and punctually perform and observe the same.

          (d) UHS further agrees to pay any and all expenses (including, without limitation, all reasonable fees and disbursements of counsel) which may be paid or incurred by Finco or the Interested Parties in enforcing or preserving any of their rights under this Guarantee.

          (e) UHS agrees that whenever, at any time, or from time to time, it shall make any payment to Finco or any Interested Party on account of its liability hereunder, it will notify Finco in writing that such payment is made under this Guarantee for such purpose. No payment or payments made by any Guaranteed Party or any other Person or received or collected by Finco or any Interested Party from any Guaranteed Party or any other Person by virtue of any action or proceeding or any set-off or appropriation or application, at any time or from time to time, in reduction of or in payment of the Obligations shall be deemed to modify, reduce, release or otherwise affect the liability of UHS hereunder, which shall, notwithstanding any such payment or payments, continue until the Guarantee Termination Date (as hereinafter defined). This Guarantee shall remain in full force and effect until the later to occur of (i) the date on which the Servicing Agreement and all Sale and Servicing Agreement are terminated in accordance their terms and (ii) the date on which all Obligations are paid in full (such later date, the "Guarantee Termination Date").

          3. No Subrogation, Contribution, Reimbursement or Indemnity. Notwithstanding anything to the contrary in this Guarantee, UHS hereby irrevocably waives all rights which may have arisen in connection with this Guarantee to be subrogated to any of the rights (whether contractual, under Title 11 of the United States Code, including Section 509 thereof, under common law or otherwise) of Finco or any Interested Party against any Guaranteed Party or against any right of offset of Finco or any Interested Party with respect to the Obligations. UHS hereby further irrevocably waives all contractual, common law, statutory or other rights of reimbursement, contribution, exoneration or indemnity (or any similar right) from or against any Guaranteed Party or any other Person which may have arisen in connection with this Guarantee. So long as any Obligations remain outstanding or so long as the Servicing Agreement or any Sale and Servicing Agreement remains in effect, if any amount shall be paid by or on behalf of any Guaranteed Party to UHS on account of any of the rights waived in this paragraph, such amount shall be held by UHS in trust, segregated from other funds of UHS, and shall, forthwith upon receipt by UHS, be applied against the Obligations, whether matured or unmatured, in such order as Finco may determine. The provisions of this paragraph shall survive the Guarantee Termination Date.

          4. Amendments, etc. with respect to the Obligations. UHS shall remain obligated hereunder notwithstanding that, without any reservation of rights against UHS, and without notice to or further assent by UHS, any demand for payment of any of the Obligations may be rescinded, and any of the Obligations continued, and the Obligations, or the liability of any other Person upon or for any part thereof, or any collateral security or guarantee therefor or right of offset with respect thereto, may, from time to time, in whole or in part, be renewed, extended, amended, modified, accelerated, compromised, waived, surrendered or released, and the Servicing Agreement, any Sale and Servicing Agreement, any other Operative Document or any other documents executed and delivered in connection therewith may be amended, modified, supplemented or terminated, in whole or in part, from time to time, and any collateral security, guarantee or right of offset at any time held by Finco or any Interested Party for the payment of the Obligations may be sold, exchanged, waived, surrendered or released. Finco shall not have any obligation to protect, secure, perfect or insure any Lien at any time held by it as security for the Obligations or for this Guarantee or any property subject thereto.

          5. Guarantee Absolute and Unconditional. UHS waives any and all notice of the creation, renewal, extension or accrual of any of the Obligations and notice of or proof of reliance by Finco or any Interested Party upon this Guarantee or acceptance of this Guarantee; the Obligations, and any of them, shall be conclusively deemed to have been created, contracted or incurred in reliance upon this Guarantee; and all dealings between any Guaranteed Party or UHS, on the one hand, and Finco or any Interested Party, on the other, shall likewise be conclusively presumed to have been had or consummated in reliance upon this Guarantee. UHS waives diligence, presentment, protest, demand for payment and notice of default or nonpayment to or upon any Guaranteed Party or UHS with respect to the Obligations. This Guarantee shall be construed as a continuing, absolute and unconditional guarantee without regard to (a) the validity or enforceability of the Servicing Agreement or any Sale and Servicing Agreement, any of the Obligations or any collateral security therefor or guarantee or right of offset with respect thereto at any time or from time to time held by Finco or any Interested Party, (b) any defense which relates, directly or indirectly, to the matters covered by the representations and warranties of the Hospitals set forth in the Sale and Servicing Agreements or of UHS Delaware set forth in the Servicing Agreement, or any set-off, which in any case may at any time be available to or asserted by any Guaranteed Party against Finco or any Interested Party or (c) any other circumstance whatsoever (with or without notice to or knowledge of any Guaranteed Party or UHS) which constitutes, or might be construed to constitute, an equitable or legal discharge of a Guaranteed Party for the Obligations, or of UHS under this Guarantee, in bankruptcy or in any other instance.

          6. Reinstatement. Notwithstanding anything contained herein to the contrary, this Guarantee shall continue to be effective, or shall be reinstated, as the case may be, if at any time payment, or any part thereof, of any of the Obligations is rescinded or must otherwise be restored or returned by Finco or any Interested Party upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of any Guaranteed Party or upon or as a result of the appointment of a receiver, intervenor or conservator of, or trustee or similar officer for, any Guaranteed Party or any substantial part of its property, or otherwise, all as though such payments had not been made.

          7. Payments. UHS hereby agrees that the Obligations will be paid to the Trustee in immediately available funds without set-off at the office of the Trustee at the address specified in Section 15.1 of the Pooling Agreement.

          8. Representations and Warranties. UHS represents and warrants as of each Purchase Date that:

               (a) UHS has been duly organized and (i) is validly existing and in good standing as a corporation under the laws of the State of Delaware, with full corporate power and authority to own or lease its properties and to conduct its business as presently conducted and to execute, deliver and perform this Guarantee and to consummate the transactions contemplated hereby, (ii) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where any such failure or failures to be so qualified would not, alone or in the aggregate, reasonably be expected to have a material adverse effect on its business, operations, properties, assets or condition (financial or otherwise), (iii) is in compliance with all Requirements of Law and (iv) is not in default under any mortgage, indenture, deed of trust, loan agreement, lease, contract or other agreement, instrument or undertaking to which UHS is a party or by which UHS or any of its assets may be bound, except to the extent that such defaults would not, alone or in the aggregate, have a material adverse effect on its business, operations, property or condition (financial or otherwise).

               (b) The execution, delivery and performance by UHS of this Guarantee and the consummation of the transactions contemplated hereby have been duly and validly authorized by all requisite corporate action and will not conflict with, violate, or result in a breach of any of the terms or provisions of, or constitute a default under, or result in the creation or imposition of any Lien upon any of its property or assets pursuant to the terms of any, indenture, mortgage, deed of trust, loan agreement, lease, contract or other agreement, instrument or undertaking by which it is bound or to which any of its property or assets is subject, nor will such action, result in any violation of any applicable Requirement of Law; and no consent, approval, authorization, order, registration, filing, qualification, license or permit of or with any such court or any such regulatory authority or other such Governmental Authority, other body, or any other Person, will be required to be obtained by, or with respect to, UHS in connection with the execution, delivery and performance by UHS of this Guarantee and the consummation of the transactions contemplated hereby, except those which UHS shall have so obtained.

               (c) This Guarantee has been duly and validly authorized, executed and delivered by UHS and constitutes a valid and legally binding obligation of UHS, enforceable against UHS in accordance with its terms, subject to applicable bankruptcy, reorganization, insolvency, moratorium or other similar laws affecting creditors' rights generally, and subject as to enforceability to general principles of equity (regardless of whether enforcement is sought in a proceeding in equity or at law).

               (d) Except for the Security Filings, and those financing statements listed on Schedule I for which executed UCC-3 termination statements have been delivered to Finco for filing in the appropriate filing offices, there is (i) no effective financing statement (or similar statement or instrument of registration under the law of any jurisdiction) on file or registered in any public office and (ii) no assignment filed or delivered by or on behalf of any Subsidiary of UHS, in each case covering any interest of any kind in the Transferred Property or intended so to be filed, delivered or registered, and UHS will not execute or cause any Subsidiary to execute any effective financing statement (or similar statement or instrument of registration under the laws of any jurisdiction) or any assignment or other notification relating to the Transferred Property.

               (e) There are no actions, proceedings or investigations pending or, to the knowledge of UHS, threatened, before any court, administrative agency or other tribunal, (i) which, if determined adversely, would, alone or in the aggregate, reasonably be expected to have a material adverse effect on the ability of any of the UHS Entities to perform their respective obligations under the Operative Documents, (ii) asserting the invalidity of this Guarantee or any of the Security Filings or (iii) questioning the consummation by UHS or any of its Subsidiaries of any of the transactions contemplated by any of the Operative Documents.

               (f) The Receivables Information provided by UHS on such Purchase Date does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements in the Receivables Information, in light of the circumstances in which they were made, not misleading.

               (g) UHS and each of its Subsidiaries has and shall have filed or caused to be filed all material federal, state and local tax returns which are required to be filed, and has and shall have paid or have caused to be paid all taxes or assessments payable by it (other than any the amount or validity of which are currently being contested in good faith through appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of UHS or such Subsidiary and with respect to which collection has been stayed); and no tax Lien has been filed, and to the knowledge of UHS no claims are being assessed with respect to any such taxes or assessments which, alone or in the aggregate, could reasonably be expected to have a material adverse effect on UHS and its Subsidiaries, taken as a whole, or on the rights of Finco hereunder or with respect to the Transferred Property.

               (h) (i) No material Reportable Event has occurred during the five-year period prior to the date on which this representation is made or deemed made with respect to any Plan, and each Plan has complied in all material respects with the applicable provisions of ERISA and the Code. The present value of all accrued benefits under each Single Employer Plan maintained by UHS or any Commonly Controlled Entity (based on those assumptions used to fund the Plans) did not, as of the last annual valuation date prior to the date on which this representation is made or deemed made, materially exceed the value of the assets of such Plan allocable to such accrued benefits. Neither UHS nor any Commonly Controlled Entity has had a complete or partial withdrawal from any Multiemployer Plan which has resulted or could result in any material liability under ERISA, and neither UHS nor any Commonly Controlled Entity would become subject to any material liability under ERISA if UHS or any such Commonly Controlled Entity were to withdraw completely from all

          Multiemployer Plans as of the valuation date most closely preceding the date on which this representation is made or deemed made. No such Multiemployer Plan is in Reorganization or Insolvent. The present value (determined using actuarial and other assumptions which are reasonable in respect of the benefits provided and the employees participating) of the liability of UHS and each Commonly Controlled Entity for post retirement benefits to be provided to their current and former employees under Plans which are welfare benefit plans (as defined in Section 3(1) of ERISA) does not, in the aggregate, materially exceed the assets under all such Plans allocable to such benefits. (ii) From the Initial Closing Date and until the Guarantee Termination Date, UHS and its Subsidiaries shall comply in all material respects with the applicable provisions of ERISA and the regulations and published interpretations thereunder.

               (i) The audited consolidated balance sheet of UHS at December 31, 1992, and the unaudited consolidated balance sheet of UHS at September 30, 1993 together, in each case, with the related statements of income and cash flow and the related notes have been prepared in accordance with GAAP consistently applied, except as otherwise indicated in the notes to such financial statements and subject in the case of unaudited statements to changes resulting from year-end and audit adjustments. All of such financial statements fairly present the financial position or the results of operations, as the case may be, of UHS and its Subsidiaries at the dates or for the periods indicated, subject to year-end and audit adjustments in the case of unaudited statements, and (in the case of balance sheets, including the notes thereto) reflect all known liabilities, contingent or otherwise, that GAAP requires, as of such dates, to be shown, reserved against or disclosed in notes to such financial statements.

          9. Covenants of UHS. (a) UHS will preserve and maintain its existence as a corporation in good standing under the laws of Delaware or any other state in which it is so incorporated. UHS will preserve and maintain its existence as a foreign corporation in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where any such failure or failures to be so qualified would not, alone or in the aggregate, reasonably be expected to have a material adverse effect on its business, operations, properties, assets or condition (financial or otherwise).

          (b) UHS shall furnish to Finco and such other parties as Finco may designate (i) as soon as practicable and in any event within 90 days after the end of each fiscal year of UHS, a balance sheet of UHS as of the close of such fiscal year and statements of income and retained earnings and of cash flow of UHS for such fiscal year, setting forth in comparative form corresponding consolidated figures from the preceding annual audit, all in reasonable detail, certified by Arthur Andersen & Co. or such other independent certified public accountants of recognized standing as are selected by UHS and satisfactory to Finco (the scope and substance of the certificate to be reasonably satisfactory to Finco); (ii) within 45 days after the end of each of the first three fiscal quarters of each fiscal year of UHS, a consolidated balance sheet of UHS as of the close of such quarter and consolidated statements of income and retained earnings and of cash flow of UHS for the period from the beginning of such fiscal year to the end of such quarter, setting forth in each case in comparative form the corresponding consolidated figures for the corresponding period in the preceding fiscal year, all in reasonable detail and certified by the chief financial officer of UHS, subject to usual and customary year-end audit adjustments (the scope and substance of such certificate to be reasonably satisfactory to Finco); (iii) at the time of delivery of the financial statements required to be delivered by clauses (i) and (ii) of this paragraph 9(b), a certificate of the chief financial officer of UHS, to the effect that there exists no Early Amortization Event under the Pooling Agreement or any Exclusion Event under any Sale and Servicing Agreement and no condition, event or act which, with the giving of notice or lapse of time, or both, would constitute an Early Amortization Event or an Exclusion Event, or if any such Early Amortization Event, Exclusion Event, condition, event or act exists, specifying the nature thereof, the period of existence thereof and the action UHS proposes to take with respect thereto;
(iv) with reasonable promptness, copies of all regular and periodic financial and other reports, if any, which UHS shall provide to its shareholders or to any lending institution pursuant to any revolving credit facility to which UHS is a party, or shall file with the SEC or any other Governmental Authority or any other governmental commission, board, bureau or agency, or any federal or state health care regulatory authority having jurisdiction over UHS, or any national securities exchange; and (v) with reasonable promptness, such further information regarding the business, affairs and financial condition of UHS as Finco may reasonably request.

          (c) UHS will advise Finco promptly, and in reasonable detail, (i) of any Lien asserted or claim made against any of the Transferred Property of which it obtains knowledge, (ii) of the occurrence of any breach by UHS or any

UHS Entity of any of its respective representations, warranties and covenants contained herein or in any Operative Document, (iii) to the extent it has knowledge thereof, of any Exclusion Event or Early Amortization Event or of any event which, with the passage of time or giving of notice will become an Exclusion Event or Early Amortization Event, (iv) of the occurrence of any event of which it obtains knowledge, concerning (A) the business, assets, operations, property or condition (financial or otherwise) of UHS, any Guaranteed Party or any Obligor or (B) any change in any Requirement of Law governing the Purchased Receivables, in either case, alone or in the aggregate, which would reasonably be expected to have a material adverse effect on the value of the Transferred Property or the collectibility or enforceability of the Purchased Receivables (other than as a result of the credit quality) and (v) the receipt from any Governmental Authority of a Deficiency Notice with respect to the Receivables.

          (d) Unless prohibited by any Requirement of Law, including, without limitation, by regulations of JCAHO or AOA, Finco and its direct and indirect assignees, and its and their respective employees, agents and representatives (collectively, the "Recipients") (A) shall at all times have full and free access during normal business hours to all the books, correspondence and records of UHS insofar as they relate to the Transferred Property, and the Recipients may examine the same, take extracts therefrom and make photocopies thereof, and UHS agrees to render to the Recipients, at UHS's cost and expense, such clerical and other assistance as may be reasonably requested with regard thereto and (B) may discuss the affairs, finances and accounts of UHS with and be advised as to the same by, executive officers and independent accountants of UHS, all as any of the Recipients may reasonably deem appropriate for the purpose of verifying the accuracy of any reports or information delivered to any of the Recipients pursuant hereto or for otherwise ascertaining compliance herewith; provided, however, that Finco acknowledges that in exercising the rights and privileges conferred in this paragraph 9(b) such Recipients may, from time to time, obtain knowledge of information, practices, books, correspondence and records of a confidential nature and in which UHS has a proprietary interest; and provided, further, that UHS acknowledges that the Operative Documents and documents required to be filed on behalf of UHS and its Subsidiaries with the Securities and Exchange Commission and available to the public shall not be considered confidential for the purposes of this Agreement (all such confidential information, collectively, the "Information"). Finco agrees that the Information is to be regarded as confidential information and that the Information may be subject to laws, rules and regulations regarding patient confidentiality and agrees that (i) subject to the following sentence, it shall, and shall cause the Recipients to, retain in confidence and not disclose without the prior written consent of UHS any or all of the

Information, and (ii) it will not, and will ensure that the Recipients will not, make any use whatsoever (other than for the purposes contemplated by this Agreement and the other Operative Documents or for the enforcement of any of the rights granted hereunder or thereunder) of any of the Information without the prior written consent of UHS. Notwithstanding the foregoing, a Recipient may (x) disclose Information to any Person that executes and delivers to the addressee and UHS a confidentiality agreement with respect to such Information and (y) disclose or otherwise use Information (A) to the extent that such Information is required or appropriate in any reports, statement or testimony submitted to any municipal, state, or federal regulatory body having or claiming to have jurisdiction over the Recipient or submitted to the National Association of Insurance Commissioners or similar organization or their successors, (B) to the extent such Information is required in response to any summons or subpoena or in connection with any litigation, (C) to the extent that such Information is believed to be required in order to comply with any law, order, regulation or ruling applicable to the Recipient, (D) to the extent that such Information was publicly available or otherwise known to the Recipient at the time of disclosure, (E) to the extent that such information subsequently becomes publicly available other than through any act or omission of the Recipient, (F) to the extent that such Information subsequently becomes known to the Recipient, other than through a person whom the Recipient knows to be acting in violation of his or its obligations to UHS.

          (e) UHS shall not, and shall not permit any Subsidiary to, change the instructions governing, or make any withdrawal from, or transfer to or from, any of the Hospital Concentration Accounts or the Master Receivables Account, except as permitted pursuant to the Operative Documents.

          (f) UHS will preserve all records that it is required to maintain in order to fulfill its obligations under this Guarantee until the later of
(i) four years after the date upon which the Receivable to which such records relate is paid in full or (ii) seven years.

          (g) UHS will comply with all Requirements of Law which are applicable to the Transferred Property or any part thereof; provided, however, that UHS may contest any act, regulation, order, decree or direction in any manner which, in the reasonable opinion of Finco, shall not, alone or in the aggregate, materially and adversely affect the rights of Finco or any Interested Party in the Transferred Property or the collectibility or enforceability of the Purchased Receivables.

          (h) UHS will not create, permit or suffer to exist, and will defend Finco's and the Interested Parties' rights to the Total Transferred Property against, and take such other actions as are necessary to remove, any Lien, claim or right in, to or on the Total Transferred Property, and will defend the right, title and interest of Finco and the Interested Parties in and to the Total Transferred Property against the claims and demands of all Persons whomsoever, other than the Liens in respect of the Permitted Interests.

          (i) UHS will duly fulfill all obligations on its part to be fulfilled under or in connection with each Purchased Receivable and will do nothing to impair the rights of Finco or the Interested Parties in the Total Transferred Property.

          (j) UHS will not, and will not permit any of its Subsidiaries to, sell, discount or otherwise dispose of any Purchased Receivable except to Finco or the Interested Parties or as provided under the Sale and Servicing Agreements and the Pooling Agreement.

          (k) All financial statements prepared by Finco or any Hospital and made available to any Person other than any UHS Entity shall indicate the sale to Finco of the Purchased Receivables and other Transferred Property.

          (l) UHS shall not merge or consolidate with, or transfer all or substantially all its assets to, any other entity unless UHS is the entity surviving such merger or consolidation or unless (i) the surviving or transferee entity expressly assumes all of the covenants, obligations and agreements of UHS under this Guarantee in a written instrument satisfactory in form and substance to Finco, (ii) the surviving or transferee is organized under the laws of the United States and substantially all of such entity's assets are located in the United States and (iii) such merger, consolidation or other transfer shall not, in the judgment of Finco, result in an Exclusion Event or an Early Amortization Event.

          (m) UHS shall not, without the prior written consent of Finco, which consent shall not be unreasonably withheld, permit any Hospital to materially alter the hardware or software systems used by such Hospital in generating its reports to UHS Delaware in respect of the Purchased Receivables and Collections.

          (n) UHS shall cause each Guaranteed Party to duly and punctually perform in all material respects each of the terms, conditions, covenants, obligations, indemnities and warranties under all Operative Documents to which it is a party and under each agreement, contract or other arrangement relating to any Purchased Receivable in accordance with the terms thereof.

          (o)  UHS will not hold itself out as liable for Debt of Finco.

          10. Severability. Any provision of this Guarantee which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

          11. Paragraph Headings. The paragraph headings used in this Guarantee are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

          12. No Waiver; Cumulative Remedies. Neither Finco nor any Interested Party shall by any act (except by a written instrument pursuant to paragraph 13 hereof), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or to have acquiesced in any Exclusion Event or Early Amortization Event or in any breach of any of the terms and conditions hereof. No failure to exercise, nor any delay in exercising, on the part of Finco or any Interested Party, any right, power or privilege hereunder shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by Finco or any Interested Party of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which Finco or such Interested Party would otherwise have on any future occasion. The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any rights or remedies provided by law.

          13. Waivers and Amendments. None of the terms or provisions of this Guarantee may be waived, amended, supplemented or otherwise modified except by a written instrument executed by UHS, and consented to in writing by Finco.

          14. Successors and Assigns; Consent to Assignment; Third Party Beneficiaries. (a) This Guarantee shall be binding upon the successors and assigns of UHS and shall inure to the benefit of Finco, the Interested Parties and their successors and assigns.

          (b) UHS acknowledges that all of Finco's right, title and interest in the obligations of UHS to Finco and the rights of Finco against UHS under this Guarantee have been assigned, transferred and otherwise conveyed by Finco to the Trustee, for the benefit of the Participants. UHS acknowledges that Sheffield shall assign to the Liquidity Agent, for the benefit of the Liquidity Banks all of Sheffield's right, title and interest in, to and under this Guarantee. UHS consents to such assignment and transfer by Finco to the Trustee and by Sheffield to the Liquidity Agent, and agrees that the Trustee and the Participants (or upon notice by Sheffield or the Liquidity Agent of a default under the Liquidity Agreement or the Security Agreement, and to the extent provided in the Pooling Agreement, the TRIPs Holders and the Liquidity Agent), shall be entitled to enforce the terms of this Guarantee directly against UHS, whether or not any Early Amortization Event or Exclusion Event shall have occurred. UHS further agrees that it will not take any action with respect to the Purchased Receivables (other than those actions which are consistent with its obligations hereunder and which occur in the normal course of its operations) without the prior consent of the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) or the Trustee, and in respect of its obligations hereunder UHS will act at the direction of and in accordance with all requests and instructions of the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) or the Trustee. Finco and UHS hereby agree that, in the event of any conflict of requests or instructions to UHS between Finco and the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) or the Trustee, UHS will at all times act in accordance with the requests and instructions of the Participants (or the TRIPs Holders and the Liquidity Agent, as the case may be) or the Trustee and in the event of any conflict of requests or instructions among Participants, UHS shall act in accordance with the instructions of the Trustee. Finco and UHS agree that, in the event of any conflict of requests or instructions to UHS between Sheffield and the Liquidity Agent, UHS will at all times act in accordance with the requests and instructions of the Liquidity Agent.

          (c) Notwithstanding anything in this Paragraph 14 to the contrary, and without limitation on the rights and obligations of UHS hereunder, each of the Interested Parties shall have the rights of a third-party beneficiary hereunder.

          15. Right of Set-off. Upon the occurrence and continuance of an Early Amortization Event or an Exclusion Event, each of Finco and each Interested Party is hereby irrevocably authorized at any time and from time to time, without notice to UHS, any such notice being hereby waived by UHS, to set off and appropriate and apply any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by Finco or such Interested Party to or for the credit or the account of UHS, or any part thereof in such amounts as Finco or such Interested Party may elect, on account of the liabilities of UHS hereunder, and claims of every nature and description of Finco or such Interested Party against UHS, in any currency, whether arising hereunder or under the Servicing Agreement or any Sale and Servicing Agreement, as Finco or such Interested Party may elect, whether or not Finco or such Interested Party has made any demand for payment and although such liabilities and claims may be contingent or unmatured.
Finco or such Interested Party, as the case may be, shall notify UHS promptly of any such set-off made by it and the application made by it of the proceeds thereof, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of Finco and each Interested Party under this paragraph are in addition to other rights and remedies (including, without limitation, other rights of set-off) which Finco or such Interested Party may have.

          16. GOVERNING LAW. THIS GUARANTEE AND THE OBLIGATIONS OF UHS HEREUNDER SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NEW YORK.

          17. Notices. Except where telephonic instructions or notices are authorized herein to be given, all notices, demands, instructions and other communications required or permitted to be given to or made upon any party hereto shall be in writing and shall be personally delivered or sent by registered, certified or express mail, postage prepaid, return receipt requested, or by telecopy (with voice confirmation thereof) or telegram (with messenger delivery specified in the case of a telegram) and shall be deemed to be given for purposes of this Guarantee when such personal delivery is made or such return receipt or confirmation is received by the party giving such notice, demand, instruction or other communication. Unless otherwise specified in a notice sent or delivered in accordance with the foregoing provisions of this paragraph, notices, demands, instructions and other communications in writing shall be given to or made upon the respective parties hereto at their respective addresses (or to their respective telecopy numbers) indicated below, and, in the case of telephonic instructions or notices, by calling the telephone number or numbers indicated for such party below:

                         If to UHS:

                              Universal Corporate Center
                              367 South Gulph Road
                              King of Prussia, Pennsylvania 19406
                              Attention: General Counsel
                              Tel. No.:  215-768-3300
                              Telecopier No:  215-768-3318

                         If to Finco:

                              UHS Receivables Corp.
                              27292 Calle Arroyo, Suite B
                              San Juan Capistrano, California 92675
                              Attention: President
                              Tel. No.: 714-661-9323
                              Telecopier No.: 714-661-9445

                         With a copy to:

                              UHS Receivables Corp.
                              c/o Universal Health Services, Inc.
                              Universal Corporate Center
                              367 South Gulph Road
                              King of Prussia, Pennsylvania 19406
                              Attention:  General Counsel
                              Tel. No.:  215-768-3300
                              Telecopier No:  215-768-3318


The above-referenced Persons may change their addresses and transmission numbers by written notice to the other Persons listed above.

          18. Authority of Managing Agent. UHS hereby acknowledges that Sheffield has appointed Barclays to act as its Managing Agent. Unless otherwise instructed by Sheffield, copies of all notices, requests, demands and other documents to be delivered to Sheffield pursuant to the terms hereof shall be delivered to the Managing Agent. Unless otherwise instructed by Sheffield, all notices, requests, demands and other documents to be executed or delivered, and any action to be taken, by Sheffield pursuant to the terms hereof may be executed, delivered and/or taken by the Managing Agent. The rights and responsibilities of the Managing Agent under this Guarantee with respect to any action taken by the Managing Agent or the exercise or non-exercise by the Managing Agent of any option, right, request, judgment or other right or remedy provided to Sheffield herein or resulting or arising out of this Guarantee shall, as between the Managing Agent and Sheffield be governed by such agreements with respect thereto as may exist from time to time between them, but, as between the Managing Agent and UHS, the Managing Agent shall be conclusively presumed to be acting as agent for Sheffield with full and valid authority so to act or refrain from acting, and UHS shall not be under any obligation, or entitlement, to make any inquiry respecting such authority.

          19. Waivers. (a) UHS hereby irrevocably and unconditionally waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this paragraph any special, exemplary, punitive or consequential damages.

          (b) Finco hereby irrevocably and unconditionally waives, to the maximum extent not prohibited by law, any right Finco may have to claim or recover in any legal action or proceeding relating to this Guarantee any special, exemplary, punitive or consequential damages; provided that the waiver contained in this paragraph 19(b) shall not extend to any right to claim or recover from UHS any special, exemplary, punitive or consequential damages for which Finco is liable to any Person.

          20. Acknowledgements. UHS hereby acknowledges with respect to the transactions contemplated by the Operative Documents that:

          (a) it has been advised by counsel in the negotiation, execution and delivery of this Guarantee;

          (b) no Interested Party has any fiduciary relationship to UHS or the Hospital and the relationship between any Interested Party, on the one hand, and UHS or any Hospital, on the other hand, is solely that of debtor and creditor; and

          (c) no joint venture exists between UHS or any Hospital on the one hand, and any Interested Party on the other.

          21. WAIVERS OF JURY TRIAL. UHS AND, BY FINCO'S ACCEPTANCE HEREOF, FINCO AND THE INTERESTED PARTIES HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS GUARANTEE AND FOR ANY COUNTERCLAIM THEREIN.

          22. No Bankruptcy Petition. UHS covenants and agrees that prior to the date which is one year and one day after the payment in full of the Sheffield Certificate and all TRIPs issued by Finco and all other amounts due under or in connection with the Operative Documents it will not institute against, or join any other Person in instituting against, Finco, Sheffield or any Hospital any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings under any federal or state bankruptcy or similar law.

          23.  SUBMISSION TO JURISDICTION; VENUE; WAIVER OF JURY TRIAL;
SERVICE OF PROCESS.   UHS (FOR ITSELF AND ITS SUCCESSORS AND ASSIGNS) HEREBY
IRREVOCABLY SUBMITS, FOR ITSELF AND ITS PROPERTY, TO THE JURISDICTION OF THE STATE COURTS OF THE STATE OF NEW YORK AND TO THE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW YORK, FOR THE PURPOSES OF ANY SUIT, ACTION OR OTHER PROCEEDING ARISING OUT OF OR BASED UPON THIS GUARANTEE OR THE SUBJECT MATTER HEREOF BROUGHT BY FINCO OR ANY INTERESTED PARTY. UHS (FOR ITSELF AND ITS SUCCESSORS AND ASSIGNS) TO THE EXTENT PERMITTED BY ANY REQUIREMENTS OF LAW (A) HEREBY WAIVES, AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE, OR OTHERWISE, IN ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN ANY SUCH COURT, ANY CLAIM THAT IT IS NOT SUBJECT PERSONALLY TO THE JURISDICTION OF THE ABOVE-NAMED COURTS, THAT ITS PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT THE SUIT, ACTION OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM, THAT THE VENUE OF THE SUIT, ACTION OR PROCEEDING IS IMPROPER OR THAT THIS GUARANTEE OR THE SUBJECT MATTER HEREOF MAY NOT BE ENFORCED IN OR BY SUCH COURT, AND (B) HEREBY WAIVES THE RIGHT TO ASSERT IN ANY SUCH ACTION, SUIT OR PROCEEDING ANY OFFSETS OR

COUNTERCLAIMS EXCEPT COUNTERCLAIMS THAT ARE COMPULSORY OR OTHERWISE ARISE FROM THE SAME SUBJECT MATTER. UHS HEREBY AGREES THAT SERVICE OF ANY AND ALL PROCESS AND OTHER DOCUMENTS ON UHS MAY BE EFFECTED BY CERTIFIED OR REGISTERED MAIL (OR ANY SUBSTANTIALLY SIMILAR FORM OF MAIL) TO ITS ADDRESS AS SET FORTH IN PARAGRAPH 17 AND SUCH SERVICE SHALL CONSTITUTE VALID AND EFFECTIVE SERVICE AGAINST UHS. UHS AGREES THAT ITS SUBMISSION TO JURISDICTION AND CONSENT TO SERVICE OF PROCESS BY MAIL IN ANY SUCH ACTION, SUIT OR PROCEEDING SHALL BE CONCLUSIVE, AND MAY BE ENFORCED IN ANY OTHER JURISDICTION (A) BY SUIT, ACTION OR PROCEEDING ON THE JUDGMENT, A CERTIFIED OR TRUE COPY OF WHICH SHALL BE CONCLUSIVE EVIDENCE OF THE FACT AND THE AMOUNT OF INDEBTEDNESS OR LIABILITY THEREIN DESCRIBED OR (B) IN ANY OTHER MANNER PROVIDED BY OR PURSUANT TO THE LAWS OF SUCH OTHER JURISDICTION, PROVIDED, HOWEVER, THAT ANY OF FINCO OR ANY INTERESTED PARTY MAY AT ITS OPTION BRING SUIT, OR INSTITUTE OTHER JUDICIAL PROCEEDINGS AGAINST UHS OR ANY OF ITS ASSETS IN ANY STATE OR FEDERAL COURT OF THE UNITED STATES OR OF ANY COUNTRY OR PLACE WHERE THE SERVICER OR UHS OR SUCH ASSETS MAY BE FOUND.

          24. Survival. The representations and warranties of UHS contained herein, and the provisions of Paragraph 23, shall survive the execution and delivery of this Guarantee and the Guarantee Termination Date.

          IN WITNESS WHEREOF, UHS has caused this Guarantee to be duly executed and delivered in New York, New York by its proper and duly authorized officer as of the day and year first above written.


                                        UNIVERSAL HEALTH SERVICES, INC.



                                        By: _______________________________
                                            Title:

Acknowledged By:

UHS RECEIVABLES CORP.



By: _______________________________
    Title:

                                                               EXHIBIT 10.20

                          AMENDMENT NO. 1 TO
             1989 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The 1989 Non-Employee Director Stock Option Plan is amended by deleting
Section 8 thereof and replacing it with the following:

          "8.   Automatic Grant of Options. Each member of the Company's
          Board of Directors who is neither an employee nor an officer of the Company serving on the date of the approval of Amendment No. 1 to the Plan by the Board of Directors is automatically granted on such approval date without further action by the Board, an option to purchase two thousand five hundred (2,500) shares of the Company's Class B Common Stock. Each person who is first elected to the Board of Directors after the date of approval of Amendment No. 1 to the Plan by the Board of Directors and who is at that time neither an employee nor an officer of the Company shall be automatically granted, on the date of such election and without further action by the Board of Directors, an option to purchase two thousand five hundred (2,500) shares of the Company's Class B Common Stock."

                                                               EXHIBIT 10.21

                            AMENDMENT NO. 1 TO
                           1992 STOCK BONUS PLAN

     The 1992 Stock Bonus Plan is amended by deleting Section 3.5 thereof and replacing it with the following:

           "3.5.   Composition of Bonuses.  Eligible Key Employees other
           than officers shall elect to take from the mandatory minimum of 20% up to 100% of their annual Bonus in Stock Bonuses, and the Committee shall set forth in the related Stock Bonus Agreement the percentage composition of the Stock Bonus that the Key Employee chooses, the corresponding amount of Stock Bonus Premium that the Key Employee is entitled to and any other terms, conditions and limitations that are applicable to each particular Stock Bonus and Stock Bonus Premium and that are in accordance with provisions of this Plan. Key Employees other than officers may make an election to take more than the mandatory minimum of 20% of their Bonus in the form of a Stock Bonus any time on or before the Grant Date. Officers shall automatically be awarded 20% of their annual Bonus in Stock Bonuses."

                                                            EXHIBIT 10.22


                        UNIVERSAL HEALTH SERVICES
                      1994 EXECUTIVE INCENTIVE PLAN


     1. Purpose. The purpose of the Plan is to foster the ability of the Company and its Affiliates to attract, retain and motivate highly qualified senior management and other executive officers of the Company and its Affiliates through the payment of performance-based incentive bonuses.

     2. Definitions. Wherever used herein, the masculine includes the feminine, the singular includes the plural, and the following terms have the following meanings unless a different meaning is clearly required by the context.

          (a) "Affiliate" means any entity (whether or not incorporated) which is required to be aggregated with the Company under Section 414(b) or 414(c) of the Internal Revenue Code of 1986 (the "Code").

          (b)  "Board" means the Board of Directors of the Company.

          (c)  "Company" means Universal Health Services, Inc.

          (d) "Committee" means the administrative committee appointed by the Board in accordance with the provisions hereof.

          (e) "Compensation" means the base salary of a Participant for a calendar year, determined as of the beginning of the calendar year and without regard to increases, if any, made during the calendar year.

          (f) "Net Income" means the net income of the Company or of an Affiliate, division, hospital or other units, as determined by the Committee.

          (g) "Participant" means, with respect to any calendar year, an individual who is designated by the Committee as eligible to receive an incentive bonus for the year upon achievement of the applicable performance conditions.

          (h) "Plan" means the incentive compensation plan as set forth herein and any amendments thereto.

          (i) "Return on Capital" means Net Income divided by the quarterly average net capital of the Company or of an Affiliate, division, hospital or other unit, as determined by the Committee.

     3. Administration. The Plan will be administered by a committee consisting of at least two directors appointed by and serving at the pleasure of the Board. Each member of the Committee will be a "disinterested director" within the meaning and for the purposes of Rule 16b-3 issued by the Securities and Exchange Commission under the Securities Exchange Act of 1934, and an "outside director" within the meaning of Section 162(m) of the Code. Subject to the provisions of the Plan, the Committee, acting in its sole and absolute discretion, will have full power and authority to interpret, construe and apply the provisions of the Plan and to take such action as may be necessary or desirable in order to carry out the provisions of the Plan. A majority of the members of the Committee will constitute a quorum. The Committee may act by the vote of a majority of its members present at a meeting at which there is a quorum or by unanimous written consent. The Committee will keep a record of its proceedings and acts and will keep or cause to be kept such books and records as may be necessary in connection with the proper administration of the Plan. The Company shall indemnify and hold harmless each member of the Committee and any employee or director of the Company or an Affiliate to whom any duty or power relating to the administration or interpretation of the Plan is delegated from and against any loss, cost, liability (including any sum paid in settlement of a claim with the approval of the Board), damage and expense (including legal and other expenses incident thereto) arising out of or incurred in connection with the Plan, unless and except to the extent attributable to such person's fraud or wilful misconduct.

     4. Eligibility. Annual incentive bonuses may be awarded under the Plan to any person who is a member of the senior management of the Company and to other executive officers of the Company or an Affiliate. Subject to the provisions hereof, the Committee will select the persons to whom incentive bonuses may be awarded for any calendar year and will fix the terms and conditions of each such award.

     5. Annual Performance Bonus. The amount of a Participant's incentive bonus for a year will be equal to the Participant's base bonus amount (described in (a) below) multiplied by the applicable performance factor (described in (b) below).

          (a) Base Bonus Amount. For each calendar year, the Committee will establish the amount of bonus ("base bonus amount") which will be payable to a Participant if the performance goals for the year are met. A Participants' base bonus amount will be expressed as a percentage of the Participant's Compensation, which percentage may vary from year to year and may be different for each Participant or class of Participants, all as determined by the Committee.

          (b) Applicable Performance Factor. For each calendar year, the Committee will establish performance targets based upon the following business criteria: increase in Net Income from the preceding calendar year, and Return on Capital. As to any Participant or class of Participants, the performance targets may be based upon either or both of such criteria and on Company-wide figures, local or divisional figures, or a combination thereof. If a Participant's performance targets for a calendar year are achieved, then the Participant will be entitled to receive an incentive bonus equal to 100% of the Participant's base bonus amount for the year. No incentive bonus will be payable for a year if neither performance target is achieved, and a performance bonus (which may be greater than 100% of a Participant's base bonus amount) may be payable if either or both performance targets are exceeded for a calendar year, all in accordance with a Company performance matrix established by the Committee.

          (c) Performance Conditions to be Pre-Established. Performance targets, as well as percentage factors used to determine base bonus amounts and performance percentages with respect to any calendar year will be established in writing by the Committee before the beginning of that calendar year; provided, however, that the Committee may establish any one or more of said factors during the calendar year if and to the extent permitted by the Treasury Department pursuant to Section 162(m) of the Code.

          (d) Payment of Stock. Notwithstanding anything to the contrary contained in the Company's 1992 Stock Bonus Plan, an amount equal to 20% of a Participant's incentive bonus for a calendar year will be payable in the form of Common Stock of the Company and no election may be made by the Participant to receive a greater portion of his or her incentive bonus in such form. Subject to the provisions of the 1992 Stock Bonus Plan, a Participant will be entitled to receive an additional bonus, payable in the form of shares of Common Stock of the Company, equal to 4% of the Participant's incentive bonus (determined without regard to this section).

          (e) Limitation on Amount of Incentive Bonuses. Notwithstanding anything to the contrary contained herein, the maximum incentive bonus which any Participant may earn hereunder for any calendar year is an amount equal to 125% of the Participant's Compensation for that calendar year (130% after taking into account the stock bonus premium described in the preceding subsection). For purposes of the preceding sentence, a Participant's Compensation for any calendar year will be disregarded to the extent it is greater than 25% of the Participant's Compensation (determined with regard to this sentence) for the preceding calendar year.

     6. Calculation and Payment of Performance Bonus. As soon as practicable after the end of each calendar year, the Committee, based upon the Company's financial statements for the year, will determine the amount, if any, of the incentive bonus payable to each Participant for that calendar year. A Participant's incentive bonus for a calendar year will be paid to the Participant at such time as the Committee determines; provided, however, that the Committee may authorize an advance payment based upon its preliminary calculations, and provided further that the Committee may establish a procedure pursuant to which payment of all or a portion of a Participant's incentive bonus for a calendar year will be deferred. Unless the Committee determines otherwise, no incentive bonus will be payable to a Participant with respect to a calendar year if the Participant's employment with the Company and its Affiliates terminates at any time prior to the payment thereof.

     7. Amendment or Termination. The Board may amend or terminate the Plan at any time.

     8. Governing Law. The Plan and each award made under the Plan shall be governed by the laws of the State of Delaware, it being understood, however, that incentive bonuses awarded and paid under the Plan are intended to constitute "performance-based compensation" within the meaning of Section 162(m) of the Code, and the provisions of the Plan and any award made hereunder will be interpreted and construed accordingly.

     9. No Rights Conferred. Nothing contained herein will be deemed to give any person any right to receive an incentive bonus award under the Plan or to be retained in the employ or service of the Company or any Affiliate.

     10. Decisions of Board or Committee to be Final. Any decision or determination made by the Board pursuant to the provisions hereof and, except to the extent rights or powers under the Plan are reserved specifically to the discretion of the Board, all decisions and determinations of the Committee hereunder, shall be final and binding.

                                                                 EXHIBIT 11

                      UNIVERSAL HEALTH SERVICES, INC.
                           and Subsidiaries
                     Computation of Earnings Per Share

                                                 Year Ended December 31,
                                      ----------------------------------------
                                          1993           1992           1991
                                          ----           ----           ----
    Weighted Average Shares:
            Class A common             1,211,850      1,386,267      2,567,652
            Class B common            12,276,146     12,148,177     10,814,566
            Class C common               121,755        149,165        262,001
            Class D common                28,648         49,853         70,383
                                      ----------     ----------     ----------
                Total                 13,638,399     13,733,462     13,714,602


    Less: Effect of shares repurchased  (105,795)       (58,274)           -
    Less: Incremental number of shares
          of restricted stock excluded
          from EPS computation           (46,893)       (59,096)       (87,829)
    Effect of shares issued               10,250         26,788         18,499
                                      ----------     ----------     ----------
                                      13,495,961     13,642,880     13,645,272

    Common Stock Equivalents:
       Assumed conversion of 7 1/2 %
       convertible debentures
       issued in April 1983            1,271,471      1,274,653      1,275,256
       Assumed conversion of options
       to purchase common stock           51,101         52,784         71,506
                                      ----------     ----------     ----------
       Weighted average shares -
         fully diluted                14,818,533     14,970,317     14,992,034
                                      ==========     ==========     ==========

    Income:                          $24,010,645    $20,019,839    $20,319,444
       Interest expense, net of
       tax effect, on assumed
       conversion of 7 1/2%
       convertible debentures        $ 1,392,404    $ 1,420,699    $ 1,417,894
                                     -----------    -----------    -----------

    Income Applicable to
    Common Stock - Fully Diluted     $25,403,049    $21,440,538    $21,737,338
                                     ===========    ===========    ===========
    Earnings per Common and
    Common Equivalent Share:
       Fully diluted -                     $1.71          $1.43          $1.45
                                     ===========    ===========    ===========

                                                                    EXHIBIT 22

                         SUBSIDIARIES OF THE COMPANY

                                                               JURISDICTION
NAME OF SUBSIDIARY                                           OF INCORPORATION
..------------------                                           ----------------
ASC of Canton, Inc........................................   Georgia
ASC of Littleton, Inc.....................................   Colorado
ASC of Midwest City, Inc..................................   Oklahoma
ASC of Las Vegas, Inc.....................................   Nevada
ASC of New Albany, Inc....................................   Indiana
ASC of Palm Springs, Inc..................................   California
ASC of Ponca City, Inc....................................   Oklahoma
ASC of Springfield, Inc...................................   Missouri
ASC of St. George, Inc....................................   Utah
The BridgeWay, Inc........................................   Arkansas
Children's Hospital of McAllen, Inc.......................   Texas
Comprehensive Occupational and Clinical Health, Inc.......   Delaware
Dallas Family Hospital, Inc...............................   Texas
Del Amo Hospital, Inc.....................................   California
Doctors' General Hospital, Ltd.
  (d/b/a/ Universal Medical Center).......................   Florida
Doctors' Hospital of Hollywood, Inc.......................   Florida
Forest View Psychiatric Hospital, Inc.....................   Michigan
Glen Oaks Hospital, Inc...................................   Texas
Health Care Finance & Construction Corp...................   Delaware
HRI Clinics, Inc..........................................   Massachusetts
HRI Hospital, Inc.........................................   Massachusetts
Hope Square Surgical Center, L.P.
  (d/b/a Hope Square Surgical Center).....................   Delaware
La Amistad Residential Treatment Center, Inc..............   Florida
McAllen Medical Center, Inc...............................   Texas
Meridell Achievement Center, Inc..........................   Texas
Merion Building Management, Inc...........................   Delaware
New Albany Outpatient Surgery, L.P.
  (d/b/a Surgical Center of New Albany)...................   Delaware
Panorama Community Hospital, Inc..........................   Delaware
Relational Therapy Clinic, Inc............................   Louisiana
River Crest Hospital, Inc.................................   Texas
River Oaks, Inc...........................................   Louisiana
.Southwest Dallas Hospital, Inc............................   Texas
Sparks Family Hospital, Inc...............................   Nevada
Sparks Reno Partnership, L.P.
  (d/b/a Sparks Family Hospital)..........................   Delaware
St. George Surgical Center, L.P.
  (d/b/a St. George Surgery Center).......................   Delaware
Surgery Center of Canton, L.P.............................   Delaware
Surgery Center of Littleton, L.P.
  (d/b/a Littleton Day Surgery Center)....................   Delaware
Surgery Center of Midwest City, L.P.
  (d/b/a MD Physicians Surgicenter of Midwest City).......   Delaware
Surgery Center of Odessa, L.P.
  (d/b/a Surgery Center of Texas).........................   Delaware
Surgery Center of Ponca City, L.P.
  (d/b/a Outpatient Surgical Center of Ponca City)........   Delaware

                                                               JURISDICTION
NAME OF SUBSIDIARY                                           OF INCORPORATION
- ------------------                                           ----------------
Surgery Center of Springfield, L.P.
  (d/b/a Surgery Center of Springfield)...................   Delaware
Tonopah Health Services, Inc..............................   Nevada
Turning Point Care Center, Inc.
  (d/b/a Turning Point Hospital)..........................   Georgia
Two Rivers Psychiatric Hospital, Inc......................   Delaware
UHS of Auburn, Inc.
  (d/b/a Auburn General Hospital).........................   Washington
UHS of Belmont, Inc.......................................   Delaware
UHS of Bethesda, Inc......................................   Delaware
                                                             District of
UHS of Columbia, Inc......................................   Columbia
UHS Croyden Limited.......................................   United Kingdom
UHS of DeLaRonde, Inc.
  (d/b/a Chalmette Medical Center)........................   Louisiana
UHS of Delaware, Inc......................................   Delaware
UHS of Florida, Inc.......................................   Florida
UHS Holding Company, Inc..................................   Nevada
UHS International, Inc....................................   Delaware
UHS International Limited.................................   United Kingdom
UHS Las Vegas Properties, Inc.............................   Nevada
UHS Leasing Company, Inc..................................   Delaware
UHS Leasing Company, Limited..............................   United Kingdom
UHS of London, Inc........................................   Delaware
UHS London Limited........................................   United Kingdom
UHS of Massachusetts, Inc.
  (d/b/a The Arbour)......................................   Massachusetts
UHS of New Orleans, Inc.
  (d/b/a Chalmette Hospital)..............................   Louisiana
UHS of Odessa, Inc........................................   Texas
UHS of Plantation, Inc....................................   Florida
UHSR Corporation..........................................   Delaware
UHS Receivables Corp......................................   Delaware
UHS of River Parishes, Inc.
  (d/b/a River Parishes Hospital).........................   Louisiana
UHS of Riverton, Inc......................................   Washington
UHS of Shreveport, Inc.
  (d/b/a Doctors' Hospital of Shreveport).................   Louisiana
UHS of Springfield, Inc...................................   Missouri
UHS of Vermont, Inc.......................................   Vermont
Universal HMO, Inc........................................   Nevada
Universal Health Network, Inc.............................   Nevada
Universal Health Pennsylvania Properties, Inc.............   Pennsylvania
Universal Health Recovery Centers, Inc.
  (d/b/a UHS KeyStone Center).............................   Pennsylvania
Universal Health Services of Cedar Hill, Inc..............   Texas
Universal Health Services of Concord, Inc.................   California
Universal Health Services of Inland Valley, Inc.
  (d/b/a Inland Valley Regional Medical Center)...........   California
Universal Health Services of Nevada, Inc.
  (d/b/a Valley Hospital Medical Center)..................   Nevada
Victoria Regional Medical Center, Inc.....................   Texas
Wellington Regional Medical Center Incorporated...........   Florida
Westlake Medical Center, Inc..............................   California

                                                                    EXHIBIT 24

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our reports, included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-8 (No. 2-80903), (No. 2-98913), (No. 33-43276), (No. 33-49426), (No. 33-49428), and (No. 33-51671).

                                            ARTHUR ANDERSEN & CO.

Philadelphia, PA
March 30, 1994