Form 10-Q
period 1994-03-31
UNIVERSAL HEALTH SERVICES INC
filed 1994-05-12
CIK 352915

================================================================================


                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

           (MARK ONE)
       (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

       (-)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ............to..........
                 Commission file number 0-10454

                        UNIVERSAL HEALTH SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            23-2077891
- ------------------------------                              ----------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA     19406
             -----------------------------------------------------
              (Address of principal executive office)  (Zip Code)

       Registrant's telephone number, including area code (610) 768-3300

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 1994.

                           Class A        1,139,123
                           Class B       13,027,917
                           Class C          114,482
                           Class D           23,440



================================================================================
                            Page One of Eleven Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . PAGE NO.
                                                                          --------

Item 1.  Financial Statements

   Condensed Consolidated Statements of Income -
      Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . .  Three

   Condensed Consolidated Balance Sheets - March 31, 1994
      and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . Four

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1994 and 1993  . . . . . . . . . . . . . . Five


   Notes to Condensed Consolidated Financial Statements . . . . . . .  Six & Seven

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . . . . Eight & Nine


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  Ten

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Eleven





                            Page Two of Eleven Pages

                         PART I.  FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (000's omitted except per share amounts)

                                  (unaudited)

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                      ------------------
                                                        1994      1993
                                                      ------------------
Net revenues                                         $194,432   $195,305

Operating charges:
     Operating expenses                               157,405    162,073
     Depreciation and amortization                      9,920      9,131
     Lease and rental expense                           8,491      8,346
     Interest expense                                   1,822      2,635
                                                      -------    -------
                                                      177,638    182,185
                                                      -------    -------

Income before income taxes                             16,794     13,120
Provision for income taxes                              6,507      4,509
                                                      -------    -------

NET INCOME                                            $10,287    $ 8,611
                                                      =======    =======

Earnings per common
   and common equivalent share:                       $  0.72    $  0.60
                                                      =======    =======
Weighted average number of
   common shares and equivalents:                      14,761     14,888
                                                      =======    =======




    See accompanying notes to condensed consolidated financial statements.




                           Page Three of Eleven Pages

                 UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                                   MARCH 31,   DECEMBER 31,
                                                     1994          1993
                                                 -----------   ------------
                                                 (Unaudited)
           ASSETS
          --------
CURRENT ASSETS:
    Cash and cash equivalents                    $   2,799    $     569
    Accounts receivable, net                        84,551       78,605
    Supplies                                        12,939       12,617
    Deferred income taxes                           10,059        7,733
    Other current assets                             3,675        2,475
                                                  --------     --------
          Total current assets                     114,023      101,999
                                                  --------     --------

Property and equipment                             547,974      533,941
Less: accumulated depreciation                    (240,058)    (231,509)
                                                  --------     --------
                                                   307,916      302,432
                                                  --------     --------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                               37,026       38,089
    Deferred charges                                 1,600        1,697
    Other                                           15,937       16,205
                                                  --------     --------
                                                    54,563       55,991
                                                  --------     --------
                                                 $ 476,502    $ 460,422
                                                  ========     ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt         $   4,820    $   4,313
    Accounts payable and accrued liabilities        74,387       79,639
    Federal and state taxes                          8,331        2,547
                                                  --------     --------
          Total current liabilities                 87,538       86,499
                                                  --------     --------
Deferred income taxes                                3,863        3,863
                                                  --------     --------
Other noncurrent liabilities                        70,956       70,491
                                                  --------     --------
Long-term debt, net of current maturities           78,844       75,081
                                                  --------     --------
COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 1,139,123 shares
      outstanding in 1994, 1,139,123 in 1993            11           11
    Class B Common Stock, 12,208,499 shares
      outstanding in 1994, 12,171,454 in 1993          123          122
    Class C Common Stock, 114,482 shares
      outstanding in 1994, 114,482 in 1993               1            1
    Class D Common Stock, 24,260 shares
      outstanding in 1994, 26,223 in 1993                0            0
    Capital in excess of par, net of deferred
      compensation of $369,000 in 1994
      and $291,000 in 1993                          81,403       80,878
    Retained Earnings                              153,763      143,476
                                                  --------     --------
                                                   235,301      224,488
                                                  --------     --------
                                                 $ 476,502    $ 460,422
                                                  ========     ========


         See accompanying notes to consolidated financial statements.

                              Page Four of Eleven Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          (000's unaudited)
                                                          1994         1993
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $10,287      $8,611
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                             9,920       9,131
   Provision for self-insurance reserves                   3,354       4,425
   Reserve for loss on disposition of businesses               0       2,929
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                    (5,946)     (6,599)
   Accrued interest                                       (1,601)       (965)
   Accrued and deferred income taxes                       3,458       3,274
   Other working capital accounts                         (3,840)     (3,476)
   Other assets and deferred charges                        (171)     (2,072)
   Other                                                     171         413
   Payments made in settlement of self-insurance claims   (4,343)     (1,963)
                                                         -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES               11,289      13,708
                                                         -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                      (11,871)    (10,792)
   Acquisition of property previously leased                   0      (3,218)
   Disposition of assets                                     250       1,750
                                                         -------     -------
  NET CASH USED IN INVESTING ACTIVITIES                  (11,621)    (12,260)
                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                   2,284           0
   Reduction of long-term debt                                 0      (7,416)
   Issuance of common stock                                  278          17
   Repurchase of common shares                                 0        (586)
                                                         -------     -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      2,562      (7,985)
                                                         -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,230      (6,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               569       6,686
                                                         -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $2,799        $149
                                                         =======     =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $3,423      $3,600
                                                         =======     =======

  Income taxes paid, net of refunds                       $3,049      $1,235
                                                         =======     =======


          See accompanying notes to consolidated financial statements.

                              Page Five of Eleven Pages

                        UNIVERSAL HEALTH SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. Earnings per share have been adjusted for the three months ended March 31, 1994 and 1993 to reflect the assumed conversion of the Company's convertible debentures.

Subsequent to March 31, 1994, the Company called for the redemption of the $29.9 million, 7 1/2% convertible bonds, of which $10.6 million were redeemed at par for cash and $19.3 million were converted to 820,103 newly issued shares of the Company's Class B Common Stock. The bond redemption reduced the Company's fully diluted number of shares outstanding by 451,233.

(3)  1994 AND 1993 UNUSUAL ITEMS

Included in net revenues for the three months ended March 31, 1994 is $3.0 million of additional revenues received from special Medicaid reimbursement programs. Additionally, included in operating expenses for the three months ended March 31, 1994 is approximately $2.5 million of expenses related to the disposition of businesses.

Included in net revenues for the three months ended March 31, 1993 is $4.6 million of additional revenues received from special Medicaid reimbursement programs. Additionally, included in operating expenses for the three months ended March 31, 1993 is approximately $4.1 million of expenses related to the disposition of ancillary businesses.


(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $24,000,000 related principally to the Company's self- insurance programs and as support for various debt instruments and loan guarantees.





                            Page Six of Eleven Pages

(6)  SUBSEQUENT EVENT

Subsequent to March 31, 1994, the Company acquired and entered into contractual arrangements to acquire majority interests in four radiation therapy centers located in Kentucky and Indiana for $5.9 million in cash. Two of these centers are currently operating and the remaining two are scheduled to commence operations in the second and third quarter of 1994.





                           Page Seven of Eleven Pages

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 1994 increased 7% over the comparable 1993 period at hospitals owned during both years after excluding the effects of additional revenues received from special Medicaid reimbursement programs. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals owned during both periods experienced a 9% increase in net revenues resulting from a 10% increase in admissions and a 9% increase in patient days during the first quarter of 1994 as compared to the 1993 period due to the expansion of service lines at many of its hospitals. Outpatient activity at the Company's acute care hospitals also increased in the 1994 quarter as compared to the 1993 period as gross outpatient revenues at the Company's acute care facilities now comprise 23% of the Company's gross acute care division outpatient revenues as compared to 22% in the 1993 quarter. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, when possible, on a less expensive outpatient basis.

To take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of ambulatory treatment centers. The Company currently operates twelve ambulatory treatment centers, which have contributed to the increase in the Company's outpatient revenue. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

Net revenues at the Company's psychiatric hospitals decreased approximately 9% for the three months ended March 31, 1994 as compared to the comparable 1993 period due to an 8% decrease in patient days. Although admissions at the Company's psychiatric facilities increased 7% in the 1994 first quarter as compared to the 1993 quarter, the average length of stay at these facilities decreased 14% due to increased emphasis on outpatient treatment programs. The shift to outpatient care was reflected in higher revenues from outpatient services, which now comprise 13% of gross revenues in the psychiatric division during the 1994 first quarter as compared to 12% in the prior year period. The trend in outpatient treatment for psychiatric patients is expected to continue as a result of advances in patient care and continued cost containment pressures from payors.

The Company received $3.0 million and $4.6 million during the first quarter of 1994 and 1993, respectively, from the special Medicaid reimbursement programs mentioned above. These programs are scheduled to terminate in August 1994 and the Company cannot predict whether these programs will continue beyond the scheduled termination date.

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 41% and 40% of the Company's net patient revenues for the three months ended March 31, 1994 and 1993, respectively, excluding the additional revenues received from special Medicaid reimbursement programs. The Company expects Medicare and Medicaid revenues to continue to increase due to the general aging of the population and expansion of state Medicaid programs. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs, to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

Excluding the additional revenues received from special Medicaid reimbursement programs mentioned above, operating expenses as a percentage of net revenue decreased to 82% for the three months ended March 31, 1994 as compared to 85% in the prior year quarter. This decrease is partially due to the


                           Page Eight of Eleven Pages
sale of two low margin hospitals during 1993. Although the rate of inflation has not had a significant impact on the results of operations, pressure on operating margins is expected to continue because, while Medicare fixed payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

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

Interest expense decreased 31% for the three months ended March 31, 1994 as compared to the 1993 first quarter due to lower average outstanding borrowings.

The effective tax rate was 38.7% during the first quarter of 1994 as compared to 34.4% during the comparable 1993 quarter. The increase in the effective rate during the 1994 period as compared to the 1993 period was due primarily to the 1993 period including a reduction in the state tax provision.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1994, net cash provided by operating activities was $11.3 million as compared to $13.7 million in the 1993 first quarter. The decrease was due primarily to a $1.6 million decrease in the special Medicaid reimbursement during the 1994 first quarter as compared to the 1993 comparable period. Cash flows generated from operations and financing activities were used primarily to finance capital expenditures. At March 31, 1994, the Company had approximately $94.9 million of unused borrowing capacity under its commercial paper program and revolving credit facility.





                           Page Nine of Eleven Pages

                          PART II.  OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

(b)  Reports on Form 8-K





11.  Statement re computation of per share earnings is set forth on Page six in
Note 2 of the Notes to Condensed Consolidated Financial Statements.


                All other items of this Report are inapplicable.





                            Page Ten of Eleven Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Universal Health Services, Inc.
                                            (Registrant)





Date:  May 11, 1994                    /s/ Kirk E. Gorman
                                       ----------------------------------------
                                       Kirk E. Gorman, Senior Vice President and
                                       Chief Financial Officer


                                       (Principal Financial Officer and
                                        Duly Authorized Officer).





                          Page Eleven of Eleven Pages