Form 10-Q
period 1994-06-30
UNIVERSAL HEALTH SERVICES INC
filed 1994-08-11
CIK 352915

============================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                   (MARK ONE)
             /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

            /_/   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  ............to..........
                          Commission file number 0-10454

                        UNIVERSAL HEALTH SERVICES, INC.
- -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          23-2077891
- -------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA     19406
              ---------------------------------------------------
              (Address of principal executive office)  (Zip Code)

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 1994.

                                           Class A          1,090,527
                                           Class B         13,062,174
                                           Class C            109,622
                                           Class D             23,506

=============================================================================

                            Page One of Twelve Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . PAGE NO.
                                                                                        --------

Item 1.  Financial Statements

   Condensed Consolidated Statements of Income -
      Three Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . .  Three
      Six Months Ended June 30, 1994 and 1993

   Condensed Consolidated Balance Sheets - June 30, 1994
      and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . Five


   Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .  Six & Seven

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . . . . . . . .  Eight, Nine & Ten


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Eleven

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Twelve








                            Page Two of Twelve Pages

                         PART I.  FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                    (000's omitted except per share amounts)
                                  (unaudited)



                                              THREE MONTHS                    SIX MONTHS
                                              ENDED JUNE 30,                ENDED JUNE 30,
                                       -------------------------       --------------------------
                                            1994          1993             1994          1993
                                       -------------------------       --------------------------
Net revenues                          $   192,199    $   187,453       $   386,631    $   382,758

Operating charges:
     Operating expenses                   158,665        157,944           316,070        320,017
     Depreciation and amortization         10,316          9,196            20,236         18,327
     Lease and rental expense               8,505          8,480            16,996         16,826
     Interest expense                       1,356          2,098             3,178          4,733
                                      -----------    -----------       -----------    -----------
                                          178,842        177,718           356,480        359,903
                                      -----------    -----------       -----------    -----------

Income before income taxes                 13,357          9,735            30,151         22,855
Provision for income taxes                  5,204          3,257            11,711          7,766
                                      -----------    -----------       -----------    -----------

NET INCOME                            $     8,153    $     6,478       $    18,440    $    15,089
                                      ===========    ===========       ===========    ===========

Earnings per common
   and common equivalent share:       $      0.57    $      0.46       $      1.29    $      1.06
                                      ===========    ===========       ===========    ===========

Weighted average number of
   common shares and equivalents:          14,395         14,862            14,578         14,875
                                      ===========    ===========       ===========    ===========





           See accompanying notes to condensed consolidated financia




                           Page Three of Twelve Pages

                UNIVERSAL HEALTH SERVICES,INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)



                                                  JUNE 30,      DECEMBER 31,
                                                  --------      -----------
                                                     1994          1993
                                                     ----          -----
                                                (UNAUDITED)
              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                  $       3,658    $         569
    Accounts receivable, net                          77,979           78,605
    Supplies                                          13,370           12,617
    Deferred income taxes                             14,424            7,733
    Other current assets                               2,799            2,475
                                               -------------    -------------
          Total current assets                       112,230          101,999
                                               -------------    -------------

Property and equipment                               559,076          533,941
Less: accumulated depreciation                      (248,563)        (231,509)
                                               -------------    -------------
                                                     310,513          302,432
                                               -------------    -------------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                 36,021           38,089
    Deferred charges                                   1,449            1,697
    Other                                             20,787           16,205
                                               -------------    -------------
                                                      58,257           55,991
                                               -------------    -------------
                                               $     481,000    $     460,422
                                               ==============   =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt       $       4,940    $       4,313
    Accounts payable and accrued liabilities          82,297           79,639
    Federal and state taxes                                0            2,547
                                               -------------    -------------
          Total current liabilities                   87,237           86,499
                                               -------------    -------------

Deferred income taxes                                  3,863            3,863
                                               -------------    -------------
Other noncurrent liabilities                          72,284           70,491
                                               -------------    -------------
Long-term debt, net of current maturities             54,884           75,081
                                               -------------    -------------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 1,090,527 shares
      outstanding in 1994, 1,139,123 in 1993              11               11
    Class B Common Stock, 13,091,284 shares
      outstanding in 1994, 12,171,454 in 1993            131              122
    Class C Common Stock, 109,622 shares
      outstanding in 1994, 114,482 in 1993                 1                1
    Class D Common Stock, 23,697 shares
      outstanding in 1994, 26,223 in 1993                  0                0
    Capital in excess of par, net of deferred
      compensation of $554,000 in 1994
      and $291,000 in 1993                           100,673           80,878
    Retained earnings                                161,916          143,476
                                               -------------    -------------
                                                     262,732          224,488
                                               -------------    -------------
                                               $     481,000    $     460,422
                                               ==============   =============

            See accompanying notes to consolidated financial statements.

                             Page Four of Twelve Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               SIX MONTHS ENDED
                                                               ----------------
                                                                   JUNE 30,
                                                                   --------
                                                               (000'S UNAUDITED)
                                                              -------------------
                                                                1994       1993
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $18,440     $15,089
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                 20,236      18,327
   Provision for self-insurance reserves                        5,857      12,050
   Reserve for loss on disposition of businesses                    0       2,929
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                            661       4,265
   Accrued interest                                            (2,107)     (1,593)
   Accrued and deferred income taxes                           (9,238)     (6,944)
   Other working capital accounts                               5,507       8,214
   Other assets and deferred charges                             (924)     (3,283)
   Other                                                        3,468         484
   Payments made in settlement of self-insurance claims        (6,724)     (5,643)
                                                           ----------   ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                    35,176      43,895
                                                           ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                           (21,358)    (23,735)
   Acquisition of property previously leased                        0      (3,218)
   Acquisition of businesses                                   (1,898)       (668)
   Advances under long-term notes receivable                   (4,147)          0
   Disposition of assets                                          500       3,500
                                                           ----------   ----------
  NET CASH USED IN INVESTING ACTIVITIES                       (26,903)    (24,121)
                                                           ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                       10,614           0
   Reduction of long-term debt                                (16,195)    (25,407)
   Issuance of common stock                                       397          68
   Repurchase of common shares                                      0        (701)
                                                           ----------   ----------
  NET CASH USED IN FINANCING ACTIVITIES                        (5,184)    (26,040)
                                                           ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                3,089      (6,266)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    569       6,686
                                                           ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $3,658        $420
                                                           ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                $5,285      $6,326
                                                           ==========   ==========

  Income taxes paid, net of refunds                           $20,949     $14,710
                                                           ==========   ==========


          See accompanying notes to consolidated financial statements.

                           Page Five of Twelve Pages

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

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April of 1994, the Company called for the redemption of the $29.9 million, 7 1/2% convertible bonds, of which $10.6 million were redeemed at par for cash and $19.3 million were converted to 820,103 newly issued shares of the Company's Class B Common Stock. The bond redemption reduced the Company's fully diluted number of shares outstanding by 451,233. Prior to this redemption, the earnings per share were historically adjusted to reflect the assumed conversion of the Company's convertible debentures. Accordingly, the earnings per share for the first three months of the six month period ended June 30, 1994 and the three and six months ended June 30, 1993 have been adjusted to reflect the assumed conversion of the Company's convertible debentures.

(3)  1994 AND 1993 UNUSUAL ITEMS

Included in net revenues for the three month period ended June 30, 1994 is $3.0 million of additional revenues received from special Medicaid reimbursement programs. Included in operating expenses for the three months ended June 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease. Also included in operating expenses during the second quarter of 1994 is a $1.1 million favorable adjustment made to reduce the Company's worker's compensation reserves.

Included in net revenues for the three month period ended June 30, 1993 is $4.6 million of additional revenues received from special Medicaid reimbursement programs. Included in operating expenses for the three months ended June 30, 1993 is a $3.2 million increase in the reserves for the Company's professional and general liability self-insurance reserves.

Included in net revenues for the six month period ended June 30, 1994 is $6.0 of additional revenues received from special Medicaid reimbursement programs. Included in operating expenses for the six months ended June 30, 1994 is the $2.8 million property write-down and the $1.1 million favorable adjustment made to reduce the Company's workers' compensation reserves, as mentioned above, and $2.5 million of expenses related to the disposition of businesses.

Included in net revenues for the six month period ended June 30, 1993 is $9.2 million of additional revenues received from a special Medicaid reimbursement program. Included in operating expenses for the six months ended June 30, 1993 is approximately $4.1 million of expense related to the disposition of ancillary businesses and a $3.2 million increase in the reserves for the Company's general and professional self-insurance reserves.

                            Page Six of Twelve Pages

(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENTS AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $24,000,000 related principally to the Company's self- insurance programs and as support for various debt instruments and loan guarantees.

(6)  ACQUISITIONS

During the second quarter of 1994, the Company acquired majority interests in partnerships which own and operate two radiation therapy centers located in Indiana for $1.9 million in cash. One of these centers is currently operating and the other center, which is currently under construction, is scheduled to commence operations during the third quarter of 1994. Also during the second quarter, the Company advanced $4.1 million in loans and entered into contractual arrangements to manage, (with the intent of acquiring majority interest in partnerships which will own and operate), four radiation therapy centers located in Kentucky. Two of these centers are currently operating and the other two, which are currently being constructed, are scheduled to commence operations during the fourth quarter of 1994 and the first quarter of 1995.

(7)  SUBSEQUENT EVENTS

Subsequent to June 30, 1994, the Company agreed to acquire a 112 bed acute care hospital for approximately $14 million and invest up to an additional $20 million to $30 million to renovate the existing facility and construct an additional facility in Edinburg, Texas. This acquisition is expected to be finalized during the third or fourth quarter of 1994. The Company also purchased a majority interest in a partnership which will own and operate an ambulatory surgery center in California. Additionally, the Company merged the operations of an additional ambulatory surgery center into its majority owned partnership which owns and operates an existing ambulatory surgery center located in California.





                           Page Seven of Twelve Pages

ITEM 2.                      MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues for the three and six months ended June 30, 1994 increased 11% and 9%, respectively, over the comparable 1993 periods at facilities owned during both years after excluding the effects of additional revenues received from special Medicaid reimbursement programs. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals owned during both periods experienced a 13% and 11% increase in net revenues resulting from an 11% and 10% increase in admissions and an 8% increase in patient days during the three and six month period ended June 30, 1994 as compared to the comparable 1993 periods, respectively, due to the expansion of service lines at many of its hospitals and additional capacity at two of the Company's larger facilities. Gross outpatient revenues at the Company's acute care hospitals owned during both periods increased 13% for the three months ended June 30, 1994 and 16% for the six month period ended June 30, 1994 over the comparable prior year periods and continues to comprise 24% of gross patient revenues for the three months ended June 30, 1994 and 1993 and 23% for the six months ended June 30, 1994 and 1993. Advances in medical technologies permit more services to be provided on an outpatient basis, and there is increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, when possible, on a less expensive outpatient basis.

To take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of outpatient surgery and radiation therapy centers. The Company currently operates or manages fifteen ambulatory treatment centers, which have contributed to the increase in the Company's outpatient revenue. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

Net revenues at the Company's psychiatric hospitals decreased approximately 4% and 7%, for the three and six months ended June 30, 1994 as compared to the comparable 1993 periods, respectively. These decreases were primarily due to a 2% and 5% decrease in patient days at the Company's psychiatric hospitals for the three and six months ended June 30, 1994 as compared to the comparable 1993 periods, respectively. Although admissions at the Company's psychiatric facilities increased 16% and 12% for the three and six months ended June 30, 1994 over the comparable 1993 periods, the average length of stay at these facilities decreased 15% in both of the 1994 periods as compared to the comparable 1993 periods due to increased emphasis on outpatient treatment programs. The shift to outpatient care was reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's psychiatric hospitals increased 19% for the three months ended June 30, 1994 and 17% for the six month period ended June 30, 1994 over the comparable prior year periods and now comprise 15% and 14% of gross psychiatric patient revenues for the three and six months ended June 30, 1994, respectively, as compared to 14% and 13% in the comparable 1993 periods, respectively. The trend in outpatient treatment for psychiatric patients is expected to continue as a result of advances in patient care and continued cost containment pressures from payors.

The Company received $3.0 million and $4.5 million for the three months ended June 30, 1994 and 1993 and $6.0 million and $9.1 million for the six months ended June 30, 1994 and 1993, respectively, from the special Medicaid reimbursement programs mentioned above. These programs are scheduled to terminate in August, 1994 and the Company cannot predict whether these programs will continue beyond the scheduled termination date.

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 46% and 40% of the Company's net patient revenues for the three months ended June 30, 1994 and 1993, respectively and 44% and 40% of the Company's net patient revenues for the six months ended June 30, 1994 and 1993, respectively, excluding the additional


                           Page Eight of Twelve Pages
revenues received from special Medicaid reimbursement programs. The Company expects Medicare and Medicaid revenues to continue to increase due to the general aging of the population and expansion of state Medicaid programs. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs, to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

Excluding the effects of the unusual revenue items describe above and the unusual expense items included in the three and six month periods ended June 30, 1994 and 1993 described below, operating expenses as a percentage of net revenues decreased to 83% and 82% for the three and six months ended June 30, 1994 as compared to 85% and 84% for the three and six months ended June 30, 1993. Included in operating expenses for the three and six months ended June 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease, and a $1.1 million favorable adjustment made to reduce the Company's workers' compensation reserves. Also included in operating expenses for the six months ended June 30, 1994 is approximately $2.5 million of expenses related to the disposition of businesses. Included in operating expenses for the three and six months ended June 30, 1993 is a $3.2 million increase in the reserves for the Company's professional and general liability self-insurance reserves and also included in operating expenses for the six months ended June 30, 1993 is approximately $4.1 million of expenses related to the disposition of ancillary businesses. The increase in the operating margin for the three and six months ended June 30, 1994 over the comparable 1993 periods is partially due to the sale of two low margin hospitals during 1993 and lower insurance costs in 1994. Although the rate of inflation has not had a significant impact on the results of operations, pressure on operating margins is expected to continue because, while Medicare fixed payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

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

Interest expense decreased 35% and 33% for the three and six months ended June 30, 1994 as compared to the comparable 1993 periods due to lower average outstanding borrowings.

Depreciation and amortization expense increased 12% and 10% for the three and six months ended June 30, 1994 as compared to the comparable 1993 periods due primarily to increased depreciation and amortization expense related to the Company's acquisitions of ambulatory treatment centers.

The effective tax rate was 39.0% and 33.5% for the three months ended June 30, 1994 and 1993, respectively, and 38.8% and 34.0% for the six months ended June 30, 1994 and 1993, respectively. The increase in the effective rate during the 1994 periods as compared to the 1993 periods was due primarily to the 1993 periods including a reduction in the state tax provision.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1994, net cash provided by operating activities was $35.2 million as compared to $43.9 million in the comparable 1993 period. The decrease during the 1994 period as compared to the 1993 period was primarily due to a $3.2 million decrease in the revenues from special Medicaid reimbursement programs, and a $6.2 million increase in income tax payments.


                           Page Nine of Twelve Pages

During the first six months of 1994, the Company used $21.4 million of its operating cash flow to finance capital expenditures, $4.1 million to advance loans to its managed radiation therapy centers located in Kentucky, $1.9 million to acquire majority interest in partnerships which own and operate ambulatory treatment centers and $5.6 million to reduce outstanding debt.

Subsequent to June 30, 1994, the Company replaced its existing $72.4 million revolving credit agreement with a new $125 million revolving credit agreement. The new agreement, which expires in August of 1999, provides for interest, at the Company's option, at the prime rate, the certificate of deposit rate plus 5/8% to 1 1/8% or the Euro-dollar rate plus 1/2% to 1%. The margins over the certificate of deposit and the Euro-dollar rates are based upon certain leverage and coverage ratios. A commitment fee ranging from 1/8% to 3/8% is required on the unused portion of this commitment. At June 30, 1994, the Company had approximately $10 million of unused borrowing capacity under its commercial paper program and $123 million of unused borrowing capacity under the terms of its new $125 million revolving credit facility.





                            Page Ten of Twelve Pages

                          PART II.  OTHER INFORMATION

                 UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following information relates to matters submitted to the stockholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 18, 1994.

(b) Not applicable.

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

    Adoption of the Amendment to the Company's 1989 Non-Employee Director Stock Option Plan
    Votes cast in favor                          13,644,098
    Votes cast against                               24,815
    Votes abstained                                   2,324
    Broker non-votes                                      0

    Adoption of the Company's 1994 Executive Incentive Plan:
    Votes cast in favor                          13,621,936
    Votes cast against                               44,467
    Votes abstained                                   4,834
    Broker non-votes                                      0

    Election by Class A & Class C stockholders of Class I Directors, Dr. Martin Meyerson and Mr. John H. Herrell:

                               Martin Meyerson                John H. Herrell
                               ---------------                ---------------
    Votes cast in favor             1,251,140                       1,251,140
    Votes withheld                          0                               0

(d) Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit:

10.1 Credit Agreement dated as of August 2, 1994 among Universal Health Services, Inc., Certain Participating Banks and Morgan Guaranty Trust Company of New York, as Agent.

11.  Statement re computation of per share earnings is set forth on Page Six in
Note 2 of the Notes to Condensed Consolidated Financial Statements.


                All other items of this Report are inapplicable.





                          Page Eleven of Twelve Pages

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



                                      Universal Health Services, Inc.
                                               (Registrant)





Date:  August 11, 1994                /s/ Kirk E. Gorman
                                      -----------------------------------------
                                      Kirk E. Gorman, Senior Vice President and
                                      Chief Financial Officer


                                      (Principal Financial Officer and
                                      Duly Authorized Officer).





                          Page Twelve of Twelve Pages

                                EXHIBIT INDEX


Exhibit
  No.                       Description
- -------                     -----------

 10.1 Credit Agreement dated as of August 2, 1994 among Universal Health Services, Inc., Certain Participating Banks and Morgan Guaranty Trust Company of New York, as Agent.