Form 10-Q
period 1994-09-30
UNIVERSAL HEALTH SERVICES INC
filed 1994-11-09
CIK 352915

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 (MARK ONE)
             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR

            (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ............to..........
                   Commission file number 0-10454

                        UNIVERSAL HEALTH SERVICES, INC.
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            23-2077891
- - - - -------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
               KING OF PRUSSIA, PENNSYLVANIA               19406
               -------------------------------------------------
              (Address of principal executive office)  (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 1994.

                                  Class A           1,090,527
                                  Class B          12,836,918
                                  Class C             109,622
                                  Class D              23,244


================================================================================

                            Page One of Twelve Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . PAGE NO.
                                                                                        --------
Item 1.  Financial Statements

   Condensed Consolidated Statements of Income -
      Three Months Ended September 30, 1994 and 1993  . . . . . . . . . . . . . . . . . .  Three
      Nine Months Ended September 30, 1994 and 1993

   Condensed Consolidated Balance Sheets - September 30, 1994
      and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Four

   Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . Five


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

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Twelve





                            Page Two of Twelve Pages

                         PART I.  FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted except per share amounts)
                                  (unaudited)



                                                 THREE MONTHS                    NINE MONTHS
                                              ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                          -------------------------         ---------------------
                                             1994            1993             1994        1993
                                          -------------------------         ---------------------
Net revenues                               $191,512        $186,332         $578,143     $569,090

Operating charges:
     Operating expenses                      73,856          74,120          223,773      228,241
     Salaries and wages                      71,143          69,435          211,225      208,696
     Provision for doubtful accounts         16,011          14,962           42,082       41,597
     Depreciation and amortization           10,871           9,885           31,107       28,212
     Lease and rental expense                 8,514           8,423           25,510       25,249
     Interest expense                         1,495           2,004            4,673        6,737
                                           --------        --------         --------     --------
                                            181,890         178,829          538,370      538,732
                                           --------        --------         --------     --------

Income before income taxes                    9,622           7,503           39,773       30,358
Provision for income taxes                    3,787           2,346           15,498       10,112
                                           --------        --------         --------     --------


NET INCOME                                 $  5,835        $  5,157         $ 24,275     $ 20,246
                                           ========        ========         ========     ========

Earnings per common
   and common equivalent share:            $   0.41        $   0.37         $   1.70     $   1.43
                                           ========        ========         ========     ========


Weighted average number of
   common shares and equivalents:            14,314          14,794           14,490       14,848
                                           ========        ========         ========     ========




     See accompanying notes to condensed consolidated financial statements.




                           Page Three of Twelve Pages

                UNIVERSAL HEALTH SERVICES,INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                -------------    -----------
                                                                     1994           1993
                                                                     ----           ----

                                                                 (UNAUDITED)
                                                                 -----------
                      ASSETS
                      ------
CURRENT ASSETS:
    Cash and cash equivalents                                    $      985    $      569
    Accounts receivable, net                                         76,395        78,605
    Supplies                                                         14,076        12,617
    Deferred income taxes                                            15,350         7,733
    Other current assets                                              2,963         2,475
                                                                 ----------    ----------
          Total current assets                                      109,769       101,999
                                                                 ----------    ----------

Property and equipment                                              580,639       533,941
Less: accumulated depreciation                                     (256,206)     (231,509)
                                                                 ----------    ----------
                                                                    324,433       302,432
                                                                 ----------    ----------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                                38,574        38,089
    Deferred charges                                                  1,573         1,697
    Other                                                            23,779        16,205
                                                                 ----------    ----------
                                                                     63,926        55,991
                                                                 ----------    ----------
                                                                 $  498,128    $  460,422
                                                                 ==========    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
    Current maturities of long-term debt                         $    5,078    $    4,313
    Accounts payable and accrued liabilities                         85,716        79,639
    Federal and state taxes                                             110         2,547
                                                                 ----------    ----------
          Total current liabilities                                  90,904        86,499
                                                                 ----------    ----------

Deferred income taxes                                                 3,863         3,863
                                                                 ----------    ----------
Other noncurrent liabilities                                         78,355        70,491
                                                                 ----------    ----------
Long-term debt, net of current maturities                            58,005        75,081
                                                                 ----------    ----------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 1,090,527 shares
      outstanding in 1994, 1,139,123 in 1993                             11            11
    Class B Common Stock, 13,013,472 shares
      outstanding in 1994, 12,171,454 in 1993                           130           122
    Class C Common Stock, 109,622 shares
      outstanding in 1994, 114,482 in 1993                                1             1
    Class D Common Stock, 23,392 shares
      outstanding in 1994, 26,223 in 1993                                 0             0
    Capital in excess of par, net of deferred
      compensation of $480,000 in 1994
      and $291,000 in 1993                                           99,108        80,878
    Retained earnings                                               167,751       143,476
                                                                 ----------    ----------
                                                                    267,001       224,488
                                                                 ----------    ----------
                                                                 $  498,128    $  460,422
                                                                 ==========    ==========

          See accompanying notes to consolidated financial statements.

                           Page Four of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              NINE MONTHS ENDED
                                                                              -----------------
                                                                               SEPTEMBER  30,
                                                                               --------------
                                                                              (000'S UNAUDITED)
                                                                               ---------------
                                                                              1994          1993
                                                                            -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $24,275        $20,246
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                               31,107         28,212
   Provision for self-insurance reserves                                      9,461         16,475
   Reserve for loss on disposition of businesses                                  0          2,888
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                        3,014         15,794
   Accrued interest                                                          (1,487)          (646)
   Accrued and deferred income taxes                                        (10,054)        (6,577)
   Other working capital accounts                                             5,816          2,251
   Other assets and deferred charges                                         (3,482)        (1,908)
   Other                                                                      5,314            718
   Payments made in settlement of self-insurance claims                      (9,231)        (7,981)
                                                                            -------        -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                  54,733         69,472
                                                                            -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                         (42,892)       (34,849)
   Acquisition of property previously leased                                      0         (3,218)
   Acquisition of businesses                                                 (8,292)       (11,526)
   Disposition of assets                                                        750          5,250
                                                                            -------        -------
  NET CASH USED IN INVESTING ACTIVITIES                                     (50,434)       (44,343)
                                                                            -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                                     10,614              0
   Reduction of long-term debt                                              (13,247)       (27,141)
   Issuance of common stock                                                     971            162
   Repurchase of common shares                                               (2,221)        (3,410)
                                                                            -------        -------
  NET CASH USED IN FINANCING ACTIVITIES                                      (3,883)       (30,389)
                                                                            -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                416         (5,260)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  569          6,686
                                                                            -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $985         $1,426
                                                                            =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                              $6,160         $7,383
                                                                            =======        =======

  Income taxes paid, net of refunds                                         $25,552        $16,689
                                                                            =======        =======


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

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April of 1994, the Company called for the redemption of the $29.9 million, 7 1/2% convertible bonds, of which $10.6 million were redeemed at par for cash and $19.3 million were converted to 820,103 newly issued shares of the Company's Class B Common Stock. The bond redemption reduced the Company's fully diluted number of shares outstanding by 451,233. Prior to this redemption, the earnings per share were historically adjusted to reflect the assumed conversion of all the Company's convertible debentures. Accordingly, the earnings per share for the first three months of the nine month period ended September 30, 1994 and the three and nine months ended September 30, 1993 have been adjusted to reflect the assumed conversion of the Company's convertible debentures.

(3)  1994 AND 1993 UNUSUAL ITEMS

Included in net revenues for the three month period ended September 30, 1994 is $3.1 million of additional revenues received from the Medicaid reimbursement program described below. Included in net revenues for the three month period ended September 30, 1993 is $1.0 million of additional revenues received from the Medicaid reimbursement program, offset by approximately $3.0 million of unfavorable adjustments related to prior year reimbursement issues.

Included in net revenues for the nine month period ended September 30, 1994 is $9.1 million of additional revenues received from the Medicaid reimbursement program. Included in operating expenses for the nine months ended September 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party which is currently in default under the terms of the lease, $2.5 million of expenses related to the disposition of businesses and a $1.1 million favorable adjustment made to reduce the Company's workers compensation reserves.

Included in net revenues for the nine months ended September 30, 1993 is $10.2 million of additional revenues received from the Medicaid reimbursement program, which is partially offset by the $3.0 million unfavorable adjustment
related to prior year reimbursement issues.   Included in operating expenses
for the nine months ended September 30, 1993 is approximately $4.0 million of expense related to the disposition of ancillary businesses and an additional $3.2 million of expense related to the Company's self-insurance programs.

The Medicaid reimbursement program revenues discussed above were received by one of the Company's acute care facilities which participates in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionately high share of the state's low income patients,

                            Page Six of Twelve Pages
the hospital became eligible and received additional reimbursement from the state's disproportionate share hospital fund. This program is scheduled to terminate in August, 1995 and the Company cannot predict whether this program will continue beyond the scheduled termination date.

(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENTS AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $23,000,000 related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.

(6)  ACQUISITIONS

During the second quarter of 1994, the Company purchased a majority interest in a partnership which owns and operates an ambulatory surgery center in California. The Company also merged the operations of an additional ambulatory surgery center into its majority owned partnership which owns and operates an existing ambulatory surgery center located in California.

(7)  SUBSEQUENT EVENTS

Subsequent to September 30, 1994, the Company acquired a 112 bed acute care hospital for net cash of approximately $11.6 million and agreed to invest up to an additional $30 million to renovate the existing facility and construct an additional facility in Edinburg, Texas.





                           Page Seven of Twelve Pages

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net revenues for the three and nine months ended September 30, 1994 increased 4% and 7%, respectively, over the comparable 1993 periods at hospitals owned during both years (therefore excluding the net revenues generated from two acute care hospitals which were disposed of during 1993) excluding the effects of the unusual revenue items reflected in each period, as discussed below. Unusual revenue items included in net revenues for the three and nine months ended September 30, 1994 consist of $3.1 million and $9.1 million, respectively, of revenues received from the Medicaid reimbursement program discussed in Note 3 to the Financial Statements. This program is scheduled to terminate in August, 1995 and the Company cannot predict whether this program will continue beyond the scheduled termination date. Included in net revenues for the three and nine months ended September 30, 1993 is $1.0 million and $10.2 million, respectively, of revenues received from the Medicaid reimbursement program, partially offset by a $3.0 million unfavorable adjustment related to prior year reimbursement issues which was recorded during the third quarter of 1993. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals owned during both periods experienced a 6% and 9% increase in net revenues resulting from an 8% and 9% increase in admissions for the three and nine months ended September 30, 1994 as compared to the comparable prior year periods, due to additional capacity and expansion of service lines at two of the Company's larger facilities. The increase in net revenues was less than the increase in admissions due to a reduction in the average length of stay at the Company's acute care facilities to 5.1 days and 5.3 days for the three and nine months ended September 30, 1994 as compared to 5.2 days and 5.4 days in the comparable prior year periods, respectively. Gross outpatient revenues at the Company's acute care hospitals owned during both periods increased 18% for the three months ended September 30, 1994 and 16% for the nine month period ended September 30, 1994 over the comparable prior year periods and comprises 25% and 24% of gross patient revenues for the three months ended September 30, 1994 and 1993 and 24% for the nine months ended September 30, 1994 and 1993. Advances in medical technologies permit more services to be provided on an outpatient basis, and there is increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations
(PPOs) and insurers to reduce hospital stays and provide services, when possible, on a less expensive outpatient basis.

To take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of outpatient surgery and radiation therapy centers. The Company currently operates or manages eighteen ambulatory treatment centers, which have contributed to the increase in the Company's outpatient revenue. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

Although admissions at the Company's psychiatric facilities increased 15% and 13% for the three and nine months ended September 30, 1994 over the comparable 1993 periods, net revenues at these facilities decreased approximately 3% and 5% for the three and nine months ended September 30, 1994 as compared to the comparable 1993 periods, respectively. The decreases in the net revenues despite the increases in admissions were due to a reduction in the average length of stay at the Company's psychiatric hospitals to 13.2 days and 13.8 days for the three and nine months ended September 30, 1994 as compared to 15.1 days and 16.1 days in the comparable prior year periods, respectively, due to increased emphasis in outpatient treatment programs. The shift to outpatient care was reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's psychiatric hospitals increased 15% for the three months ended September 30, 1994 and 16% for the nine month period ended September 30, 1994 over the comparable prior year periods and now comprise 15% and 14% of gross psychiatric patient revenues for the three and nine months ended September 30, 1994, respectively, as compared to 14% and 13% in the comparable 1993 periods, respectively. The trend in outpatient treatment for psychiatric patients is expected to continue as a result of changing practices in delivery and continued cost containment pressures from payors.


                           Page Eight of Twelve Pages

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 42% and 50% of the Company's net patient revenues for the three months ended September 30, 1994 and 1993, respectively and 43% and 43% of the Company's net patient revenues for the nine months ended September 30, 1994 and 1993, respectively, excluding the unusual revenues received from the Medicaid reimbursement program described above. The Company expects Medicare and Medicaid revenues to continue to increase due to the general aging of the population and expansion of state Medicaid programs. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs, to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

Excluding the effects of the unusual revenue items described above and the unusual expense items included in the nine month period ended September 30, 1994 and 1993, operating expenses, including salaries and wages and provision for doubtful accounts, as a percentage of net revenues increased to 85% for the three months ended September 30, 1994 as compared to 84% in the prior year quarter. For the nine month period ended September 30, 1994, operating expenses as a percentage of net revenues were 83% as compared to 84% in the comparable prior year period. Included in operating expenses for the nine months ended September 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party which is currently in default under the terms of the lease, $2.5 million of expenses related to the disposition of businesses and a $1.1 million favorable adjustment made to reduce the Company's workers compensation reserves. Included in operating expenses for the nine months ended September 30, 1993 is a $3.2 million increase in the reserves for the Company's professional and general liability self-insurance reserves and $4.0 million of expenses related to the disposition of ancillary businesses. Although the rate of inflation has not had a significant impact on the results of operations, pressure on operating margins is expected to continue because, while Medicare fixed payment rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

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

Interest expense decreased 25% and 31% for the three and nine months ended September 30, 1994 as compared to the comparable 1993 periods due to lower average outstanding borrowings.

Depreciation and amortization expense increased 10% for both the three and nine months ended September 30, 1994 as compared to the comparable 1993 periods due primarily to increased depreciation and amortization expense related to the Company's acquisitions of ambulatory treatment centers.

The effective tax rate was 39.4% and 31.3% for the three months ended September 30, 1994 and 1993, respectively, and 39.0% and 33.3% for the nine months ended September 30, 1994 and 1993, respectively. The increase in the effective rate during the 1994 periods as compared to the 1993 periods was due primarily to the 1993 periods including a reduction in the state tax provision.





                           Page Nine of Twelve Pages

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1994, net cash provided by operating activities was $54.7 million as compared to $69.5 million in the comparable 1993 period. The decrease during the 1994 period as compared to the 1993 period was primarily due to an $8.9 million increase in income tax payments and a $12.8 unfavorable change in the Company's outstanding accounts receivable for the nine months of 1994 and 1993, relative to the 1993 and 1992 year end balances. This unfavorable change is due to a temporary decline in the collection of accounts receivable resulting from information systems conversions at the Company's hospitals.

During the first nine months of 1994, the Company used $42.9 million of its operating cash flow to finance capital expenditures, $8.3 million to acquire majority interest in partnerships which own and operate ambulatory treatment centers, $2.6 million to reduce outstanding debt and $2.2 million to repurchase shares of its outstanding common stock. Subsequent to September 30, 1994, the Company acquired a 112 bed acute care hospital for net cash of approximately $11.6 million and agreed to invest up to an additional $30 million to renovate the exiting facility and construct an additional facility in Edinburg, Texas.

During the third quarter of 1994, the Company replaced its existing $72.4 million revolving credit agreement with a new $125 million revolving credit agreement. The new agreement, which expires in August of 1999, provides for interest, at the Company's option, at the prime rate, the certificate of deposit rate plus 5/8% to 1 1/8% or the Euro-dollar rate plus 1/2% to 1%. A commitment fee ranging from 1/8% to 3/8% is required on the unused portion of this commitment. The margins over the certificate of deposit, the Euro-dollar rates and the commitment fee are based upon certain leverage and coverage ratios. At September 30, 1994 the applicable margins over the certificate of deposit and the Euro-dollar rate were 7/8% and 3/4%, respectively, and the commitment fee was 1/4%. Subsequent to the third quarter of 1994, borrowing capacity under the Company's commercial paper program was increased from $25 million to $50 million. At September 30, 1994, the Company had approximately $35 million of unused borrowing capacity under the increased borrowing limit of its commercial paper program and $121 million of unused borrowing capacity under the terms of its new $125 million revolving credit facility.





                            Page Ten of Twelve Pages

                          PART II.  OTHER INFORMATION
                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


    10.1 Amendment of the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee.




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



                                     Universal Health Services, Inc.
                                           (Registrant)





Date:  November 8, 1994              /s/ Steve Filton
                                     -------------------------------------------
                                     Steve Filton, Vice President and Controller



                                     (Chief Accounting Officer and
                                      Duly Authorized Officer).





                          Page Twelve of Twelve Pages