Form 10-K
period 1994-12-31
UNIVERSAL HEALTH SERVICES INC
filed 1995-03-28
CIK 352915

================================================================================
                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    ------

(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For the fiscal year ended December 31, 1994
                                      OR
          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                For the transition period from ______to ______
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

         Registrant's telephone number, including area code: (610) 768-3300
                                    ------
         Securities registered pursuant to Section 12(b) of the Act:
       Title of each Class              Name of exchange on which registered
Class B Common Stock, $.01 par value          New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                     Class D Common Stock, $.01 par value
                            (Title of each Class)
                                    ------
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes___X___  No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of February 15, 1995, was 1,090,527, 12,717,959, 109,622, and 22,487, respectively.

The aggregate market value of voting stock held by non-affiliates at February 15, 1995 was $318,865,646.20. (For purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994 (incorporated by reference under Part III).

================================================================================

                                    PART I


ITEM 1. BUSINESS

   Universal Health Services, Inc., (together with its subsidiaries, the "Company" or "UHS"), formed in 1978, is engaged principally in owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. As of December 31, 1994, the Company operates 29 hospitals with an aggregate of 3,667 licensed beds. Of these facilities, 15 are general acute care hospitals and 14 are psychiatric care facilities (two of which are substance abuse facilities). In addition, the Company, as part of its Ambulatory Treatment Centers Division, owns, in partnership with physicians, and operates or manages surgery and radiation therapy centers located in various states.


   UHS has also entered into other specialized medical service arrangements, laboratory services, mobile Computerized Tomography (CT) and Magnetic Resonance Imaging (MRI) services, preferred provider organization arrangements, health maintenance organization contracts, medical office building leasing, construction management services and real estate management and administrative services.

   UHS provides capital resources as well as a variety of management services to its facilities, including central purchasing, data processing, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations. Each of the hospitals and ambulatory treatment centers currently owned by the Company provides the medical and surgical, psychiatric, or ambulatory services typically available in such facilities. The surgery centers provide a cost-effective alternative to inpatient care for the performance of minor surgeries. Each facility is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the facility's medical staff, governs the medical, professional and ethical practices at each facility.

   The Company selectively seeks opportunities to expand its base of operations by acquiring, constructing or leasing additional hospital facilities. Such expansion may provide the Company with access to new markets and new health care delivery capabilities. The Company also seeks to increase the operating revenues and profitability of owned hospitals by the introduction of new services, improvement of existing services, physician recruitment and the application of financial and operational controls. Pressures to contain health care costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. The Company is responding to this trend by emphasizing the expansion of outpatient services. In addition, in response to cost containment pressures, the Company intends to implement programs designed to improve financial performance and efficiency while continuing to provide quality care, including more efficient use of professional and paraprofessional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. The Company also continues to examine its facilities and to dispose of those facilities which it believes do not have the potential to contribute to the Company's growth or operating strategy.

   The Company is involved in continual development activities. Applications to state health planning agencies to add new services in existing hospitals are currently on file in several states which require certificates of need (e.g., Georgia and Illinois). Although the Company expects that some of these applications will result in the addition of new facilities or services to the Company's operations, no assurances can be made for ultimate success by the Company in these efforts.

   The Company serves as advisor to Universal Health Realty Income Trust ("UHT"), which leases to the Company the real property of 8 facilities operated by the Company. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of February 15, 1995, the Company owns 7.7% of UHT's outstanding shares and has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

RECENT DEVELOPMENTS


   After several years of following its strategy of consolidation to focus on its core operations and selective expansion in areas in which it believed there are opportunities for growth, the Company was positioned to take advantage of several acquisition and growth opportunities in 1994. The Company acquired Edinburg Hospital, a 112-bed facility in Edinburg, Texas, which it will replace with a state of the art facility while converting the existing facility to a skilled nursing and sub-acute care facility. The Company entered into an agreement to exchange the operations and fixed assets of Westlake Medical Center, a 126-bed acute care facility in Westlake, California, and Dallas Family Hospital, a 104-bed hospital in Dallas, Texas, in addition to a cash payment, for Aiken Regional Medical Centers, a 225-bed medical center in Aiken, South Carolina. This transaction is expected to be consummated in the second quarter of 1995. In addition, the Company agreed to acquire Manatee Memorial Hospital, a 512-bed acute care hospital located in Manatee, Florida. The closing is expected to occur in the third quarter of 1995. Pending closing, the Company is managing the facility for its current owners.

   In addition, the Company is developing, along with the participation of the Howard Hughes Corporation, a medical complex including a 120-bed hospital, ambulatory surgery center, medical office building and diagnostic center in the western suburbs of Las Vegas, Nevada.

   In 1994, the Company continued to add to its Ambulatory Treatment Centers Division and acquired, in partnership with physicians, additional free-standing ambulatory surgery centers located in Palm Springs, California and Corona, California. Also, as part of this Division, the Company acquired, or developed, radiation oncology centers in Danville, Kentucky; Frankfort, Kentucky; Bowling Green, Kentucky; Glasgow, Kentucky; Jeffersonville, Indiana; Madison, Indiana; and Auburn, Washington.

   The Company also selectively expanded its operations at certain of its existing facilities: McAllen Medical Center in McAllen, Texas, opened a free-standing radiation treatment center; River Parishes Hospital in LaPlace, Louisiana (1) completed renovation of its emergency room and its operating rooms; and (2) began construction of a 30,000 square foot medical office building which is scheduled for completion in mid-August 1995; Auburn General Hospital in Auburn, Washington, opened its new medical office building and parking garage.


BED UTILIZATION AND OCCUPANCY RATES

   The following table shows the bed utilization and occupancy rates for the hospitals operated by the Company for the years indicated, excluding information relating to hospitals no longer owned by the Company as of December 31, 1994 and including the information for a 112-bed acute care hospital located in Edinburg, Texas which was acquired by the Company during 1994. Accordingly, the information is presented on a basis different from that used in preparing the historical financial information included in this Report.

                                           1994        1993         1992        1991        1990
                                        ---------   ---------    ---------   ---------   ---------
Average Licensed Beds  ...............     3,628       3,559       3,464       3,378        3,281
Average Available Beds (1)  ..........     3,314       3,240       3,095       3,060        2,965
Hospital Admissions  .................    91,552      84,205      80,971      80,340       75,909
Average Length of Patient Stay (Days)        6.4         6.8         7.2         7.5          7.8
Patient Days (2)  ....................   588,329     570,127     583,768     605,702      590,335
Occupancy Rate (3):
  Licensed Beds ......................        44%         44%         46%         49%          49%
  Available Beds .....................        49%         48%         52%         54%          55%

- ------
(1) "Average Available Beds" is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

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

SOURCES OF REVENUE

   The Company receives payment for services rendered from private insurers, including managed care plans, the Federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. Most of the company's hospitals are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. Although the Company intends to continue in such programs, there is no assurance that it will continue to qualify for participation.

   The sources of the Company's hospital revenues are charges related to the services provided by the hospitals and their staffs, such as radiology, operating rooms, pharmacy, physiotherapy and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. Hospital revenues depend upon the occupancy for inpatient routine services, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of bed occupied (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital.

   Valley Hospital Medical Center in Las Vegas, Nevada contributed 19%, 16% and 16% of the Company's net revenues and 35%, 32% and 32% of the Company's earnings before interest, income taxes, depreciation, amortization, lease and rental expense and non-recurring transactions (EBITDAR), for the three years ended December 31, 1994, 1993 and 1992, respectively, excluding the effect of the special Medicaid reimbursements received at one of the Company's Texas acute care hospitals of $12.4 million, $13.5 million and $29.8 million for the years ended December 31, 1994, 1993 and 1992, respectively. McAllen Medical Center in McAllen, Texas contributed 21%, 18% and 16% of the Company's net revenues and 35%, 32% and 24% of the Company's EBITDAR, for the years ended December 31, 1994, 1993 and 1992, respectively, excluding the special Medicaid reimbursement increases mentioned above.

   The following table shows approximate percentages of gross revenue derived by the Company's hospitals owned as of December 31, 1994 since their respective dates of acquisition by the Company from third party sources and from all other sources during the five years ended December 31, 1994.

                                                           PERCENTAGE OF REVENUES
                                        ----------------------------------------------------------
                                           1994        1993         1992        1991        1990
                                        ---------   ---------    ---------   ---------   ---------
Third Party Payors:  .................
  Blue Cross .........................       2.9%        1.9%        2.0%        2.7%         2.5%
  Medicare ...........................      39.4%       40.7%       41.0%       40.7%        39.4%
  Medicaid ...........................      13.7%       12.3%       10.1%        8.0%         7.3%
                                           -----       -----       -----       -----        -----
  TOTAL ..............................      56.0%       54.9%       53.1%       51.4%        49.2%
Other Sources (including patients and
  private insurance carriers) ........      44.0%       45.1%       46.9%       48.6%        50.8%
                                           -----       -----       -----       -----        -----
                                             100%        100%        100%        100%         100%

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

   The Federal government makes payments to participating hospitals under its Medicare program based on various formulae. The Company's general acute care hospitals are subject to a prospective payment system ("PPS"). PPS pays hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis.

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

   The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions will be utilized. One of two methodologies will apply during the 10-year transition period: if the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital will be paid on the basis of a "hold harmless" methodology, which is a blend of actual cost reimbursement and a prospectively determined national federal capital rate; or, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital will receive payments based upon a "fully prospective" methodology, which is a blend of the hospital's actual base year capital rate and a prospectively determined national federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for all of the Company's hospitals, is the year ended December 31, 1990. All of the Company's hospitals are paid under the "hold harmless" methodology except for one hospital, which is paid under the "fully prospective" methodology.

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

   There have been additional proposals either proposed by the Administration or in Congress to reduce the funds available for the Medicare and Medicaid programs and to change the method by which hospitals are reimbursed for services provided to Medicare and Medicaid patients, including free indigent care. In addition, state governments may, in the future, reduce funds available under the Medicaid programs which they fund in part or impose additional restrictions on the utilization of hospital services. A number of legislative initiatives were proposed in 1994, and may be proposed again in 1995, which if enacted would result in major changes in the health care system, nationally and/or at the state level. Several of these proposals would impose price controls on hospitals, require that all businesses offer health insurance to their employees, expand health insurance coverage to those presently uninsured, and limit the rate of increase in spending for Medicare and other health care costs as part of overall deficit reduction measures. The Company is unable to predict which bill, if any, will be adopted, or the ultimate impact its adoption would have on the Company; however, new legislation, if passed, could have a material adverse effect on the Company's future revenues.

   In addition to federal health reform efforts, several states have adopted or are considering health care reform legislation. Several states are planning to consider wider use of managed care for their Medicaid populations and providing coverage for some people who presently are uninsured. A number of other states are considering the enactment of managed care initiatives designed to provide low-cost coverage.

   The Company currently operates two psychiatric hospitals with a total of 186 beds in Massachusetts, which has mandated hospital rate-setting. The Company also operates three hospitals containing an aggregate of 378 beds, and manages one hospital with 512 beds, in Florida that are subject to a mandated form of rate-setting if increases in hospital revenues per admission exceed certain target percentages. The Company does not believe that such regulation has had a material adverse effect on its operations.

   Pursuant to Federal legislation, in general, the Federal government is required to match state funds applied to state Medicaid programs. Several states have initiated programs under which certain hospital providers are taxed to generate Medicaid funds which must be matched by the Federal government. New legislation passed by Congress on November 27, 1991, limits each state's use of provider taxes in 1994. State programs involving provider taxes in which UHS' hospitals are participants are in place in Texas, Louisiana, Missouri, Nevada and Washington. Included in the Company's 1994 financial results is revenue attributable to these programs, some of which expired in 1994. The Company cannot predict whether the remaining programs will continue beyond the scheduled termination dates.

   Under the Omnibus Budget Reconciliation Act of 1993 ("OBRA"), enacted by Congress in late 1993, and effective January 1, 1995, physicians are precluded from referring Medicare and Medicaid patients for a wide range of services where the physician has an ownership interest or investment interest in, or compensation arrangement with, an entity that provides such services. The legislation includes certain exceptions including, for example, where the referring physician has an ownership interest in a hospital as a whole or an ambulatory surgery center if the physician performs services at the center. In addition, all Medicare providers and suppliers are subject to certain reporting and disclosure requirements.

   In 1991, 1992 and 1993, the Inspector General of the Department of Health and Human Services ("HHS") issued regulations. These regulations provide for "safe harbors"; if an arrangement or transaction meets each of the stipulations established for a particular safe harbor, the arrangement will not be subject to challenge by the Inspector General. If an arrangement does not meet the safe harbor criteria, it will be analyzed under its particular facts and circumstances to determine whether it violates the Medicare anti-kickback statute which prohibits, in general, fraudulent and abusive practices, and enforcement action may be taken by the Inspector General. In addition to the investment interests safe harbor, other safe harbors include space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, warranties, employees, discounts and group purchasing arrangements, among others.

   The Company does not anticipate that either the OBRA provisions or the safe harbor regulations will have material adverse effects upon its operations.

   Several states, including Florida and Nevada, have passed new legislation which limits physician ownership in medical facilities providing imaging services, rehabilitation services, laboratory testing, physical therapy and other services. This legislation is not expected to significantly affect the Company's operations.

   All hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. The Company's hospitals must comply with the licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All the Company's eligible hospitals have been accredited by the Joint Commission on the Accreditation of Healthcare Organizations.

   The Social Security Act and regulations thereunder contain numerous provisions which affect the scope of Medicare coverage and the basis for reimbursement of Medicare providers. Among other things, this law provides that in states which have executed an agreement with the Secretary of the Department of Health and Human Services (the "Secretary"), Medicare reimbursement may be denied with respect to depreciation, interest on borrowed funds and other expenses in connection with capital expenditures which have not received prior approval by a designated state health planning agency. Additionally, many of the states in which the Company's hospitals are located have enacted legislation requiring certificates of need ("CON") as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility's license. The Company has not experienced and does not expect to experience any material adverse effects from those requirements.

   Health planning statues and regulatory mechanisms are in place in many states in which the Company operates. These provisions govern the distribution of health care services, the number of new and replacement hospital beds, administer required state CON laws, contain health care costs, and meet the priorities established therein. Significant CON reforms have been proposed in a number of states, including increases in the capital spending thresholds and exemptions of various services from review requirements. The Company is unable to predict the impact of these changes upon its operations.

   Federal regulations provide that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to insure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations ("PROs") to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. The Company has contracted with PROs in each state where it does business as to the scope of such functions.

   The Company's health care operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. In 1988, Congress passed the Medical Waste Tracking Act. Infectious waste generators, including hospitals, now face substantial penalties for improper arrangements regarding disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of $150,000 per day, imprisonment, and remedial costs. The comprehensive legislation establishes programs for medical waste treatment and disposal in designated states. The legislation also provides for sweeping inspection authority in the Environmental Protection Agency, including monitoring and testing. The Company believes that its disposal of such wastes is in compliance with all state and federal laws.

MEDICAL STAFF AND EMPLOYEES

   The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. The Company's facilities had approximately 9,800 employees at December 31, 1994, of whom 7,400 were employed full-time.

   At Valley Hospital Medical Center in Las Vegas, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Registered nurses at Auburn General Hospital located in Washington State, are represented by the Washington State Nurses Association, and the practical nurses at Auburn are represented by the United Food and Commercial Workers. The Service Employees International Union, Local 6, purports to have perfected an affiliation with the LPNA. That affiliation is currently being challenged by Seattle area hospitals in Federal court. In addition, at Auburn, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at the Human Resource Institute in Boston are represented by the Service Employees International Union. All full-time and regular part-time professional employees of LaAmistad Residential Treatment Center in Maitland, Florida are represented by the United Nurses of Florida/United Health Care Employees Union.

   The Company believes that its relations with its employees are satisfactory.

COMPETITION

   In most geographical areas in which the Company operates, there are other hospitals which provide services comparable to those offered by the Company's hospitals, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Company's hospitals. Certain of the Company's competitors have greater financial resources, are better equipped and offer a broader range of services than the Company. In addition, certain hospitals which are located in the areas served by the Company are special service hospitals providing medical, surgical and psychiatric services that are not available at the company's or other general hospitals. The competitive position of a hospital is to a large degree dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, the Company seeks to retain doctors of varied specializations on its hospital staffs and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. The competitive position of a hospital is also affected by the presence of managed care organizations such as preferred provider organizations and health maintenance organizations and indemnity insurance programs in the hospital's service area. Such organizations normally require a discount from a hospital's established charges. Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the health care marketplace. In recent years, competition among health care providers for patients has intensified as hospital occupancy rates in the United States have declined due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures, a shift toward outpatient treatment and an increasing supply of physicians. The Company's strategies are designed, and management believes that its facilities are positioned, to be competitive under these changing circumstances.

LIABILITY INSURANCE

   The Company is self-insured for its general liability risks for claims limited to $5 million per occurrence and for its professional liability risks for claims limited to $25 million per occurrence. Coverage in excess of these limits up to $100 million is maintained with major insurance carriers. During 1994 and 1993, the Company purchased a general and professional liability occurrence policy with a commercial insurer for one of its larger acute care facilities. This policy includes coverage up to $25 million per occurrence for general and professional liability risks. Although the Company feels that it currently has adequate insurance coverage, the commercial policies are limited to one-year terms and require annual renegotiation or replacement. The Company has no assurance that it will be able to maintain such insurance in the future on terms acceptable to the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

        Name and Age                 Present Position with the Company
- ---------------------------   ---------------------------------------------
Alan B. Miller (57)  .......  Director, Chairman of the Board, President
                                and Chief Executive Officer
Kirk E. Gorman (44)  .......  Senior Vice President and
                                Chief Financial Officer
Richard C. Wright (47)  ....  Vice President
Thomas J. Bender (42)  .....  Vice President
Michael G. Servais (48)  ...  Vice President
Steve G. Filton (37)  ......  Vice President and Controller
Sidney Miller (68)  ........  Director and Secretary

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

   Mr. Filton was elected Vice President and Controller of the Company in November 1991, and had served as Director of Accounting and Control since July 1985.

   Mr. Servais was elected Vice President of the Company in January 1994, and had served as Assistant Vice President of the Company since January 1993, and Group Director since December 1990. Prior thereto, he served as President of Jupiter Hospital Corporation, and Vice President of Operations of American Health Group International.

   Mr. Sidney Miller has served as Secretary of the Company since 1990 and Director of the Company since 1978. He has served in various capacities with the Company, including Executive Vice President since 1983, Vice President since 1978, and Assistant to the President during 1993 and 1994. Prior thereto, he was Vice President-Financial Services and Control of American Medicorp, Inc.


ITEM 2. Properties

EXECUTIVE OFFICES

   The Company owns an office building with 68,000 square feet available for use located on 11 acres of land in King of Prussia, Pennsylvania. The Company currently uses approximately 40,000 square feet of office space in the building and the balance is leased to unrelated entities.

Hospitals and Centers

                             ACUTE CARE HOSPITALS


Auburn General Hospital       McAllen Medical Center(1)        Victoria Regional Medical
Auburn, Washington            McAllen, Texas                     Center
149 Beds                      428 Beds                         Victoria, Texas
Chalmette Medical Center(1)   Northern Nevada Medical          154 Beds
Chalmette, Louisiana            Center(3)                      Wellington Regional Medical
118 Beds                      Sparks, Nevada                     Center(1)
Doctors' Hospital of          150 Beds                         West Palm Beach, Florida
  Shreveport(2)               River Parishes Hospital(6)       120 Beds
Shreveport, Louisiana         LaPlace and Chalmette,           Aiken Regional Medical
180 Beds                      Louisiana                          Centers(9)
Edinburg Hospital             216 Beds                         Aiken, South Carolina
Edinburg, Texas               Universal Medical Center         225 Beds
112 Beds                      Plantation, Florida              Manatee Memorial
Inland Valley Regional        202 Beds                           Hospital(7)
  Medical Center(1)           Valley Hospital Medical Center   Bradenton, Florida
Wildomar, California          Las Vegas, Nevada                512 Beds
80 Beds                       416 Beds

                          BEHAVIORAL HEALTH CENTERS

The Arbour Hospital           HRI Hospital                     The Pavilion(8)
Boston, Massachusetts         Brookline, Massachusetts         Champaign, Illinois
118 Beds                      68 Beds                          48 Beds
The BridgeWay(1)              KeyStone Center(4)               River Crest Hospital
North Little Rock, Arkansas   Wallingford, Pennsylvania        San Angelo, Texas
70 Beds                       84 Beds                          80 Beds
Del Amo Hospital              La Amistad Residential           River Oaks Hospital
Torrance, California            Treatment Center               New Orleans, Louisiana
166 Beds                      Maitland, Florida                126 Beds
Forest View Hospital          56 Beds                          Turning Point Hospital(4)
Grand Rapids, Michigan        Meridell Achievement Center(1)   Moultrie, Georgia
62 Beds                       Austin, Texas                    59 Beds
Glen Oaks Hospital            114 Beds                         Two Rivers Psychiatric Hospital
Greenville, Texas                                              Kansas City, Missouri
53 Beds                                                        80 Beds

                          AMBULATORY SURGERY CENTERS

Goldring Surgical and         Outpatient Surgical Center of    Surgery Center of Littleton(5)
  Diagnostic Center             Ponca City(5)                    Littleton, Colorado
Las Vegas, Nevada             Ponca City, Oklahoma             Surgery Center of Springfield(5)
Surgery Centers of the        The Regional Cancer Center at    Springfield, Missouri
  Desert(5)                     Wellington                     Surgery Center of Texas(5)
Rancho Mirage, California     West Palm Beach, Florida         Odessa, Texas
Palm Springs, California      St. George Surgical Center(5)    Surgical Center of
M.D. Physicians Surgicenter   St. George, Utah                   New Albany(5)
  of Midwest City(5)          The Surgery Center of            New Albany, Indiana
Midwest City, Oklahoma          Chalmette                      Surgery Center of Corona(5)
                              Chalmette, Louisiana             Corona, California



                          RADIATION ONCOLOGY CENTERS

Auburn Regional Center for Cancer Care                 Glasgow Radiation Oncology Associates(8)
Auburn, Washington                                     Glasgow, Kentucky
Bowling Green Radiation Oncology Associates(8)         Madison Radiation Oncology Associates
Bowling Green, Kentucky                                Madison, Indiana
Capital Radiation Therapy Center(8)                    McAllen Medical Center Cancer Institute
Frankfort, Kentucky                                    McAllen, Texas
Columbia Radiation Oncology                            Regional Cancer Center at Wellington
Washington, D.C.                                       West Palm Beach, Florida
Danville Radiation Therapy Center(8)                   Southern Indiana Radiation Therapy
Danville, Kentucky                                     Jeffersonville, Indiana


- ------
(1) Real property leased from UHT (see Item 1. Business).
(2) Real property leased with an option to purchase.
(3) General partnership interest in limited partnership.
(4) Addictive disease facility.
(5) General partnership and limited partnership interests in a limited partnership. The real property is leased from third parties.
(6) Includes Chalmette Hospital, a 114-bed rehabilitation facility, the real property of which is leased from UHT.
(7) Managed Hospital. The Company has agreed to acquire this facility.
(8) Managed Facility.
(9) The Company has entered into an agreement to exchange the operations and fixed assets of Westlake Medical Center, a 126-bed acute care facility in Westlake, California, and Dallas Family Hospital, a 104-bed hospital in Dallas, Texas for Aiken Regional Medical Centers. The transaction is expected to be consummated in the second quarter of 1995.


   Some of these facilities are subject to mortgages, and substantially all the equipment located at these facilities is pledged as collateral to secure long-term debt. The Company owns or leases medical office buildings adjoining certain of its hospitals.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

   Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1994 to a vote of security holders.

                                   PART II
ITEM 5.Market for Registrant's Common Equity and Related Stockholder Matters

   See Item 6, Selected Financial Data

ITEM 6. Selected Financial Data


- -----------------------------------------------------------------------------------------------------------------
Year Ended December 31              1994             1993             1992             1991              1990
- ---------------------------   --------------   --------------    --------------   --------------   --------------
Summary of Operations
  Net revenues .............  $782,199,000     $761,544,000       $731,227,000     $691,619,000       $674,982,000
  Net income ...............  $ 28,720,000     $ 24,011,000       $ 20,020,000     $ 20,319,000       $ 11,607,000
  Net margin ...............          3.7%             3.2%               2.7%             2.9%               1.7%
  Return on average equity .         11.8%            11.2%              10.3%            11.6%               7.1%
Financial Data
  Cash provided by
    operating activities ...  $ 60,624,000     $ 84,640,000       $ 81,731,000     $ 47,190,000       $ 47,552,000
  Capital expenditures(1)...  $ 48,652,000     $ 52,690,000       $ 40,554,000     $ 29,926,000       $ 29,125,000
  Total assets .............  $521,492,000     $460,422,000       $472,427,000     $500,706,000       $535,041,000
  Long-term borrowings .....  $ 85,125,000     $ 75,081,000       $114,959,000     $127,235,000       $205,646,000
  Common stockholders'
    equity  ................  $260,629,000     $224,488,000       $202,903,000     $184,353,000       $167,419,000
  Percentage of total debt
    to capital  ............           26%              26%                37%              49%                56%
Operating Data
  Average licensed beds ....         3,543            3,682              3,562            3,656              3,801
  Average available beds ...         3,241            3,345              3,229            3,320              3,428
  Hospital admissions ......        88,956           85,005             83,324           84,857             88,116
  Average length of patient
    stay  ..................           6.5              6.8                7.2              7.6                7.5
  Patient days .............       574,311          580,398            603,893          641,607            662,873
  Occupancy rate for
    licensed beds  .........           44%              43%                46%              48%                48%
  Occupancy rate for
    available beds  ........           49%              48%                51%              53%                53%
Per Share Data
  Net income ...............  $       2.02     $       1.71       $       1.43    $        1.45       $       0.84
  Book value ...............  $      18.87     $      16.69       $      14.88    $       13.42       $      12.21
Common Stock
  Performance
  Market price of common
    stock
  High Low, by quarter(2)
   1st  ....................   26 5/8-19 1/4       16-12 5/8      15 1/2-12 3/8     14 1/4-8 1/4          10-8 1/2
   2nd  ....................   26 7/8-22 1/2       16 1/4-13      13 7/8-11 1/8    15 7/8-13 1/8       9 1/2-7 5/8
   3rd  ....................   29 1/2-25 7/8       17-14 1/2      13 3/8-11 1/4    17 5/8-14 5/8          10-6 3/8
   4th  ....................   28 1/8-21 3/8   20 5/8-16 5/8      15 1/8-11 3/4        16-10 7/8       9 1/4-6 3/8

- ------
(1) Amount includes non-cash capital lease obligations.
(2) These prices are the high and low closing sales prices of the Company's Class B Common Stock as reported by the New York Stock Exchange since June 7, 1991 and NASDAQ for all periods prior to June 7, 1991. Class A, C and D Common Stock are convertible on a share-for-share basis into Class B Common Stock.

 Other Information
  Average number of
   shares and share
   equivalents
   outstanding  .........      14,389,000       14,819,000       14,970,000       14,992,000       13,823,000

   The 1994, 1993 and 1992 earnings per share and average number of shares outstanding have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 451,233. The common equivalent shares and the corresponding interest savings on the assumed conversion of the convertible debentures were not included in the 1991 or 1990 earnings per share computations because the effect was anti-dilutive.

   Number of shareholders of record as of January 31, 1995 were as follows:

- ---------------------------
Class A Common            7
Class B Common          608
Class C Common            7
Class D Common          345
- ---------------------------

ITEM 7. Management's Discussion and Analysis of Operations and Financial
Condition

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                           AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

   Net revenues increased 3% ($21 million) to $782 million in 1994 and 4% ($30 million) to $762 million in 1993. Increases in both periods resulted primarily from revenue growth at facilities owned during each of the last three years, and the acquisition and development of ambulatory treatment centers, net of the revenue effects of facilities sold during these periods. Net revenues at hospital facilities owned during all three periods increased by 6.7% ($46 million) in 1994 over 1993 and 7.2% ($47 million) in 1993 over 1992, excluding the additional revenues received from the special Medicaid reimbursements received by one of the Company's acute care facilities which participates in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionately high share of the state's low income patients, the hospital became eligible and received additional reimbursements totalling $12.4 million in 1994, $13.5 million in 1993 and $29.8 million in 1992 from the state's disproportionate share hospital fund. These programs are scheduled to terminate in August, 1995 and the Company cannot predict whether these programs will continue beyond the scheduled termination date. Net revenues at the Company's ambulatory treatment centers increased to $17 million in 1994 from $11 million in 1993 and $2 million in 1992. The Company sold two hospitals in the fourth quarter of 1993, which reported net revenues of $38 million in 1993 and $48 million in 1992.

   Excluding the revenue effects of the special Medicaid reimbursement programs, earnings before interest, income taxes, depreciation, amortization, lease and rental expense and non-recurring transactions (EBITDAR) increased from $106 million in 1992 to $113 million in 1993 and to $127 million in 1994. Overall operating margins improved from approximately 15% in both 1992 and 1993 to 16.5% in 1994. The improvement in the Company's overall operating margins in 1994 is due primarily to the divestiture of the two low margin acute care facilities in 1993 and lower insurance expense in 1994 as compared to the previous two years.

ACUTE CARE SERVICES

   Net revenues from the Company's acute care hospitals and ambulatory treatment centers accounted for 85%, 84% and 84% of consolidated net revenues in 1994, 1993 and 1992, respectively.

   Net revenues at the Company's acute care hospitals owned during each of the last three years increased 9% in 1994 over 1993 and 7% in 1993 over 1992, after excluding the revenues received from the special Medicaid reimbursements described above. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals experienced a 10% increase in inpatient admissions and a 7% increase in patient days in 1994 due primarily to additional capacity and expansion of service lines at two of the Company's larger facilities. Admissions and patient days at these facilities remained relatively unchanged during 1993 as compared to 1992. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at these hospitals increased 16% in 1994 over 1993 and 18% in 1993 over 1992 and comprised 24% of the Company's gross patient revenues in 1994 and 1993 and 23% in 1992. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

   In addition, to take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of outpatient surgery and radiation therapy centers. The Company currently operates or manages twenty-two outpatient treatment centers, including nine added during 1994, which have contributed to the increase in the Company's outpatient revenues. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

   Excluding the revenues received from the special Medicaid reimbursements described above, operating margins (EBITDAR) at the Company's Acute Care hospitals owned during all three years were 19.9%, 19.5% and 21.3% in 1994, 1993 and 1992, respectively. The margin improvement in 1994 over 1993 was primarily the result of lower insurance expense. The margin decline from 1992 to 1993 resulted primarily from deterioration in payer mix and general industry trends. Pressure on operating margins is expected to continue due to the industry-wide trend away from charge based payers which limits the Company's ability to increase its prices.

BEHAVIORAL HEALTH SERVICES

   Net revenues from the Company's behavioral health services accounted for 14%, 15% and 15% of consolidated net revenues in 1994, 1993 and 1992, respectively. Net revenues at the Company's psychiatric hospitals owned during each of the last three years decreased 7% in 1994 as compared to 1993 due primarily to a reduction in patient days. Despite a 12% increase in admissions in 1994, patient days decreased 3% due to a reduction in the average length of stay to 13.8 days in 1994 from 15.9 days in 1993. The reduction in the average length of stay is a result of changing practices in the delivery of psychiatric care and continued cost containment pressures from payers which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs. Net revenues at these hospitals increased 6% in 1993 as compared to 1992 due to a 17% increase in admissions offset by a reduction in the average length of stay to
15.9 days in 1993 from an average stay of 20.0 days in 1992. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's psychiatric hospitals increased 17% in 1994 over 1993 and 39% in 1993 over 1992 and now comprises 15% of psychiatric gross patient revenues as compared to 13% in 1993 and 10% in 1992. In spite of the current environment in which the Company's psychiatric facilities are operating and the continually declining average length of stay, management continues to believe that there is a great demand for mental health services.

   Operating margins (EBITDAR) at the facilities owned during all three years were 15.8% in 1994, 21.5% in 1993 and 17.6% in 1992. The decrease in the profit margin in 1994 as compared to 1993 was primarily caused by the decrease in the facility's net revenues which declined due to an increase in Medicaid denials, a decrease in days of care delivered and a decline in the net revenue per day.

OTHER OPERATING RESULTS

   During 1994, the Company recorded $9.8 million of nonrecurring charges which includes a $4.3 million loss on the anticipated disposal of two acute care facilities. The Company expects to exchange these facilities, along with cash, for a 225 bed acute and psychiatric care hospital. This transaction is expected to be completed during the second quarter of 1995. Also included in nonrecurring charges is a $2.8 million write-down in the carrying value of a psychiatric hospital owned by the Company and leased to an unaffiliated third party which is currently in default under the terms of the lease agreement, a $1.4 million write down recorded against the book value of the real property of a psychiatric hospital, and $1.3 million of expenses related to the disposition of a non-strategic business. Included in the $8.8 million of nonrecurring charges recorded in 1993 is a $4.4 million loss on disposal of two acute care facilities divested during the fourth quarter of 1993 and $4.4 million related to the winding down or disposition of non-strategic businesses.

   Depreciation and amortization expense increased $2.8 million in 1994 over 1993 due primarily to $1.9 million in such expenses related to the Company's acquisition of ambulatory treatment centers and the increased depreciation expense related to capital expenditures and expansions made in the Company's acute care division. Depreciation and amortization expense decreased approximately $9.5 million in 1993 as compared to 1992, due primarily to a $13.5 million amortization charge in 1992 resulting from the revaluation of certain goodwill balances. Partially offsetting this decrease was a $2.4 million increase in depreciation and amortization expense related to the Company's acquisitions of outpatient treatment centers.

   Interest expense decreased 27% in 1994 as compared to 1993 and 24% in 1993 as compared to 1992 due to lower average outstanding borrowings.

   The effective tax rate was 39%, 32% and 51%, in 1994, 1993 and 1992, respectively. The increase in the effective tax rate for 1994 as compared to 1993 was due to the 1993 tax provision containing a reduction in the state tax provision. The reduction in the effective tax rate in 1993 as compared to 1992, in addition to the reduction in the state tax provision mentioned above, was attributable to the above mentioned $13.5 million goodwill amortization recorded in the 1992 period, which was not deductible for income tax purposes.

GENERAL TRENDS

   An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 44%, 43% and 39% of the Company's net patient revenues during 1994, 1993 and 1992, respectively, excluding the additional revenues from special Medicaid reimbursement programs. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals.

   In addition to the Medicare and Medicaid programs, other payers continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

HEALTHCARE REFORM

   In addition to the trends described above that continue to have an impact on operating results, there are a number of other, more general factors affecting the Company's business. The Company and the healthcare industry as a whole face increased uncertainty with respect to the level of payer payments because of national and state efforts to reform healthcare. These efforts include proposals at all levels of government to contain healthcare costs while making quality, affordable health services available to more Americans. The Company is unable to predict which proposals, if any, will be adopted or the resulting implications for providers at this time. However, the Company believes that the delivery of primary care, emergency care, obstetrical and psychiatric services will be an integral component of any strategy for controlling healthcare costs and it also believes it is well positioned to provide these services.

INFLATION

   The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply costs which tend to escalate as vendors pass on the rising costs through price increases. Although the Company cannot predict its ability to continue to cover future costs increases, management believes that through the adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation, which has not had a material impact on the results of operations during the last three years, on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients may be limited since although these fixed payments rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $60.6 million, $84.6 million and $81.7 million for 1994, 1993 and 1992, respectively. The $24.0 million decrease in 1994 as compared to 1993 was primarily attributable to an increase in the number of days of revenues in accounts receivable, acceleration in the payment of income taxes and an increase in the payments made in settlement of the Company's self-insurance reserves. The unfavorable change in the outstanding accounts receivable was caused by a temporary decline in cash collections due to information system conversions at the Company's hospitals. During each of the past three years, the net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt. Acquisitions totalled $25.8 million for businesses and assets held for lease in 1994 compared with $11.5 million for businesses in 1993. During 1994, the Company invested in additional outpatient treatment centers and a 112-bed acute care hospital located in Edinburg, Texas. In connection with the acquisition of the Edinburg facility, the Company committed to invest at least an additional $30 million to renovate the existing facility and construct an additional facility over the next three years. The Company expects to continue to invest in the acquisition and development of outpatient surgery and radiation centers in 1995 at a level comparable to 1994. During the fourth quarter of 1994, the Company signed letters of intent to acquire a 225-bed acute and psychiatric care hospital in Aiken, South Carolina and a 512-bed acute care hospital in Bradenton, Florida in exchange for approximately $200 million in cash and two acute care facilities. The closing of these transactions are subject to a number of conditions.

   Operating results of the hospital located in Edinburg have been included in the financial statements only from the date of acquisition. Assuming the above Edinburg, Aiken and Bradenton acquisitions had been completed as of January 1, 1994, the unaudited pro forma net revenues and net income would have been $952 million and $32 million, respectively. In addition, the unaudited pro forma earnings per share would have been $2.25. The unaudited pro forma financial information may not be indicative of results that would have been reported if the acquisitions had occurred at the beginning of 1994 and may not be indicative of future operating results. Capital expenditures, excluding capital leases, were $44.0 million in 1994, $47.3 million in 1993 and $33.2 million in 1992. Capital expenditures in 1995 are expected to be approximately $33.3 million for capital equipment and renovations of existing facilities. Additionally, capital expenditures are expected for new projects at existing hospitals and medical office buildings to total approximately $36.0 million in 1995. The estimated cost to complete major construction projects in progress at December 31, 1994 is approximately $12.3 million. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals. Total debt as a percentage of total capitalization was 26% at December 31, 1994 and 1993 down from 37% at December 31, 1992. The 1994 and 1993 year-end ratios are the lowest since the Company went public in 1981.

   During 1994 the Company increased its commercial paper facility from $25 million to $50 million. The facility is a daily valued program which is secured by patient accounts receivable. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased. At December 31, 1994 there were $38.5 million of borrowings outstanding under this facility.

   During 1994, the Company entered into an unsecured $125 million non-amortizing revolving credit agreement which matures in August of 1999. The agreement contains a provision whereby 50% of the net consideration, in excess of $25 million, from the disposition of assets will be applied to reduce commitments. At December 31, 1994, the Company had $125 million of unused borrowing capacity, and there were no borrowings outstanding under this revolving credit agreement.

   The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 1994, the Company had interest rate swap agreements with commercial banks having a total notional principal amount of $30 million. These agreements call for the payment of interest at a fixed rate by the Company in return for the payment by the commercial banks of a variable rate interest, which effectively fixes the Company's interest rate on a portion of its floating rate debt at 11.9%. The interest rate swap agreements in the amounts of $20 million and $10 million expire in January, 1995 and March, 1996, respectively. The effective interest rate on the Company's revolving credit and demand notes and commercial paper program including interest rate swap expense was 16.1%, 13.9% and 11.2% during 1994, 1993 and 1992, respectively. The corresponding effective interest rates not including interest rate swap expense were 7.9%, 4.6% and 5.5% including commitment fees during 1994, 1993 and 1992, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $1,981,000, $3,160,000 and $4,158,000 in 1994, 1993 and 1992, respectively. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. These counterparties are major financial institutions and the Company does not anticipate nonperformance by the counterparties, which are rated AA or better by Moody's Investors Service. The cost to terminate the net swap obligations at December 31, 1994 and 1993 was approximately $2,133,000 and $4,870,000, respectively.

   The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities. The Company is currently negotiating an increase to its revolving credit agreement.

ITEM 8. Financial Statements and Supplementary Data

   The Company's Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Common Stockholders' Equity, and Consolidated Statements of Cash Flows, together with the report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the "Index to Financial Statements and Financial Statement Schedule."

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. Executive Compensation

   There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

   There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

ITEM 13. Certain Relationships and Related Transactions

   There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1994.

                                   PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

   See Index to Financial Statements and Financial Statement Schedule on page
20.


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

       10.3 Restated Employment Agreement, dated as of July 14, 1992, by and between Registrant and Alan B. Miller, previously filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.4 Form of Employee Stock Purchase Agreement for Restricted Stock Grants, previously filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

       10.5 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

       10.6 Agreement, effective January 1, 1995, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income
   Trust and UHS of Delaware, Inc.

       10.7 Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Registrant and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

       10.8 Share Option Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and Registrant, previously filed as
   Exhibit 10.4 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

       10.9 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by Registrant in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

       10.10 1989 Non-Employee Director Stock Option Plan, previously filed as
   Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference.

       10.11 1990 Employees' Restricted Stock Purchase Plan, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

       10.12 1992 Corporate Ownership Program, previously filed as Exhibit
   10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.13 1992 Stock Bonus Plan, previously filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

       10.14 1992 Stock Option Plan, previously filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, is incorporated herein by reference.

       10.15 Sale and Servicing Agreement dated as of November 16, 1993, between Certain Hospitals and UHS Receivables Corp., previously filed as
   Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.16 Servicing Agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS of Delaware, Inc. and Continental Bank, National Association, previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.17 Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and Continental Bank, National Association, previously filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.18 Guarantee dated as of November 16, 1993, by Universal Health Services, Inc. in favor of UHS Receivables Corp., previously filed as
   Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.19 Amendment No. 1 to the 1989 Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.20 Amendment No. 1 to the 1992 Stock Bonus Plan, previously filed as
   Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.21 1994 Executive Incentive Plan, previously filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

       10.22 Credit Agreement, dated as of August 2, 1994, among Universal Health Services, Inc., Certain Participating Banks, and Morgan Guaranty Trust Company of New York, as Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

       10.23 Amendment No. 1 to the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

       10.24 Amended and Restated 1989 Non-Employee Director Stock Option Plan.

       10.25 1992 Stock Option Plan, as Amended.

       11. Statement re: computation of per share earnings.

       22. Subsidiaries of Registrant.

       24. Consent of Independent Public Accountants.

       27. Financial Data Schedule.

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


                         UNIVERSAL HEALTH SERVICES, INC.

                         By:   /s/ ALAN B. MILLER
                            ----------------------------
                                  Alan B. Miller
                                    President

March 22, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signatures                            Title                     Date
- ------------------------------------   -----------------------------   -----------------
          /s/ ALAN B. MILLER           Chairman of the Board,          March 22, 1995
  -----------------------------------  President and Director
            Alan B. Miller             (Principal Executive
                                       Officer)

          /s/ SIDNEY MILLER            Secretary and Director          March 24, 1995
  -----------------------------------
             Sidney Miller

  /s/ LEONARD W. CRONKHITE, JR., MD    Director                        March 24, 1995
  -----------------------------------
     Leonard W. Cronkhite, Jr., MD

        /s/ ANTHONY PANTALEONI         Director                        March 24, 1995
  -----------------------------------
          Anthony Pantaleoni

         /s/ MARTIN MEYERSON           Director                        March 23, 1995
  -----------------------------------
            Martin Meyerson

          /s/ ROBERT H. HOTZ           Director                        March 24, 1995
  -----------------------------------
            Robert H. Hotz

         /s/ JOHN H. HERRELL           Director                        March 24, 1995
  -----------------------------------
            John H. Herrell

          /s/ KIRK E. GORMAN           Senior Vice President and       March 21, 1995
  -----------------------------------  Chief Financial Officer
            Kirk E. Gorman


                       UNIVERSAL HEALTH SERVICES, INC.
                        INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                 (ITEM 14(A))


                                                                                         Page
                                                                                       ------
Consolidated Financial Statements:
Report of Independent Public Accountants on Financial Statements and Schedule  ......     21
Consolidated Statements of Income for the three years ended December 31, 1994  ......     22
Consolidated Balance Sheets as of December 31, 1994 and 1993  .......................     23
Consolidated Statements of Common Stockholders' Equity for the three years ended
  December 31, 1994 .................................................................     24
Consolidated Statements of Cash Flows for the three years ended December 31, 1994  ..     25
Notes to Consolidated Financial Statements  .........................................     26
Supplemental Financial Statement Schedule:
     II  Valuation and Qualifying Accounts  .........................................     36

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Financial Statements and Financial Statement Schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR ANDERSEN LLP
Philadelphia, Pennsylvania
February 16, 1995

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                            Year Ended December 31

                                                     1994             1993              1992
                                                 ------------     ------------      ------------
Net revenues  .................................  $782,199,000     $761,544,000      $731,227,000

Operating charges  ............................
  Operating expenses ..........................   298,108,000      299,645,000       285,922,000
  Salaries and wages ..........................   286,297,000      280,041,000       265,017,000
  Provision for doubtful accounts .............    58,347,000       55,409,000        45,008,000
  Depreciation & amortization .................    42,383,000       39,599,000        49,059,000
  Lease and rental expense ....................    34,097,000       34,281,000        33,854,000
  Interest expense, net .......................     6,275,000        8,645,000        11,414,000
  Nonrecurring charges ........................     9,763,000        8,828,000                --
                                                 ------------     ------------      ------------
  Total operating charges .....................   735,270,000      726,448,000       690,274,000
                                                 ------------     ------------      ------------

  Income before income taxes ..................    46,929,000       35,096,000        40,953,000
  Provision for income taxes ..................    18,209,000       11,085,000        20,933,000
                                                 ------------     ------------      ------------
  Net income ..................................  $ 28,720,000     $ 24,011,000      $ 20,020,000
                                                 ============     ============      ============

  Earnings per common & common share
   equivalents (fully diluted)  ...............  $       2.02     $       1.71      $       1.43
                                                 ============     ============      ============
  Weighted average number of common shares and
   equivalents  ...............................    14,389,000       14,819,000        14,970,000
                                                 ============     ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

 Assets                                                                     December 31
- -------                                                           ------------------------------
                                                                        1994            1993
                                                                  --------------   -------------
Current Assets
Cash and cash equivalents  .....................................    $    780,000    $    569,000
Accounts receivable, net of allowance of $34,957,000 in 1994
  and $28,444,000 in 1993 for doubtful accounts ................      84,818,000      78,605,000
Supplies  ......................................................      15,723,000      12,617,000
Deferred income taxes  .........................................      12,942,000       7,733,000
Other current assets  ..........................................       4,126,000       2,475,000
                                                                  --------------   -------------
Total current assets  ..........................................     118,389,000     101,999,000
Property and Equipment
Land  ..........................................................      34,159,000      29,026,000
Buildings and improvements  ....................................     314,545,000     284,510,000
Equipment  .....................................................     218,844,000     191,483,000
Property under capital lease  ..................................      24,782,000      18,937,000
                                                                  --------------   -------------
                                                                     592,330,000     523,956,000
Less accumulated depreciation  .................................     265,059,000     231,509,000
                                                                  --------------   -------------
                                                                     327,271,000     292,447,000
Construction in progress  ......................................       4,372,000       9,985,000
                                                                  --------------   -------------
                                                                     331,643,000     302,432,000
Other Assets
Excess of cost over fair value of net assets acquired  .........      38,762,000      38,089,000
Deferred income taxes  .........................................       2,742,000              --
Deferred charges  ..............................................       1,527,000       1,697,000
Other  .........................................................      28,429,000      16,205,000
                                                                  --------------   -------------
                                                                      71,460,000      55,991,000
                                                                  --------------   -------------
                                                                    $521,492,000    $460,422,000
                                                                  ==============   =============
 Liabilities and Common Stockholders' Equity
- --------------------------------------------
Current Liabilities
Current maturities of long-term debt  .........................    $  7,236,000    $  4,313,000
Accounts payable  .............................................      37,185,000      34,038,000
Accrued liabilities
  Compensation and related benefits ...........................      20,208,000      16,565,000
  Interest ....................................................       2,442,000       3,247,000
  Other .......................................................      32,294,000      25,789,000
  Federal and state taxes .....................................       4,417,000       2,547,000
                                                                 --------------   -------------
Total current liabilities  ....................................     103,782,000      86,499,000
Deferred Income Taxes  ........................................              --       3,863,000
Other Noncurrent Liabilities  .................................      71,956,000      70,491,000
Long-Term Debt  ...............................................      85,125,000      75,081,000
Commitments and Contingencies
Common Stockholders' Equity
Class A Common Stock, voting, $.01 par value;
  authorized 12,000,000 shares; issued and outstanding
  1,090,527 shares in 1994 and 1,139,123 in 1993 ..............          11,000          11,000
Class B Common Stock, limited voting, $.01 par value;
  authorized 50,000,000 shares; issued and outstanding
  12,591,854 shares in 1994 and 12,171,454 in 1993 ............         126,000         122,000
Class C Common Stock, voting, $.01 par value;
  authorized 1,200,000 shares; issued and outstanding
  109,622 shares in 1994 and 114,482 in 1993 ..................           1,000           1,000
Class D Common Stock, limited voting, $.01 par value;
  authorized 5,000,000 shares; issued and outstanding
  22,769 shares in 1994 and 26,223 in 1993 ....................              --              --
Capital in excess of par value, net of deferred compensation of
  $414,000 in 1994 and $291,000 in 1993 .......................      88,295,000      80,878,000
Retained earnings  ............................................     172,196,000     143,476,000
                                                                 --------------   -------------
                                                                    260,629,000     224,488,000
                                                                 --------------   -------------
                                                                   $521,492,000    $460,422,000
                                                                 ==============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                                       23

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
            Consolidated Statements of Common Stockholders' Equity
             For the Years Ended December 31, 1994 1993, and 1992

                                                                          Capital in
                       Class A     Class B      Class C     Class D       Excess of         Retained
                       Common       Common       Common      Common       Par Value         Earnings           Total
                     ---------   ----------    ---------   ---------   --------------   --------------    --------------
Balance
January 1, 1992  ..    $14,000     $121,000     $ 2,000     $ 1,000      $ 84,770,000     $ 99,445,000     $184,353,000
Common Stock
  Issued ..........         --           --          --          --         1,134,000               --        1,134,000
  Converted .......     (2,000)       4,000      (1,000)      (1,000)              --               --               --
  Repurchased .....         --       (2,000)         --           --       (2,924,000)              --       (2,926,000)
Amortization
  of deferred
  compensation ....         --           --          --           --          361,000               --          361,000
Cancellation of
  stock grant .....         --           --          --           --          (39,000)              --          (39,000)
Net income  .......         --           --          --           --               --       20,020,000       20,020,000
                       -------     --------      ------     --------     ------------    -------------     ------------
Balance
January 1, 1993  ..     12,000      123,000       1,000           --       83,302,000      119,465,000      202,903,000
Common Stock
  Issued ..........         --        1,000          --           --          518,000               --          519,000
  Converted .......     (1,000)       1,000          --           --               --               --               --
  Repurchased .....         --       (3,000)         --           --       (3,233,000)              --       (3,236,000)
Amortization of
  deferred
  compensation ....        --           --           --           --          333,000               --          333,000
Cancellation of
  stock grant .....        --           --           --           --          (42,000)              --          (42,000)
Net income  .......        --           --           --           --               --       24,011,000       24,011,000
                       -------     --------      ------     --------     ------------    -------------     ------------
Balance
January 1, 1994  ..     11,000      122,000       1,000           --       80,878,000      143,476,000      224,488,000
Common Stock
  Issued ..........        --         9,000          --           --       20,308,000               --       20,317,000
 Repurchased  .....        --        (5,000)         --           --      (13,144,000)              --      (13,149,000)
Amortization of
  deferred
  compensation ....        --           --           --           --          277,000               --          277,000
Cancellation of
  stock grant .....        --           --           --           --          (24,000)              --          (24,000)
Net income  .......        --           --           --           --               --       28,720,000       28,720,000
                       -------     --------      -------    --------     ------------    -------------     ------------
Balance
December 31, 1994      $11,000     $126,000      $ 1,000          --     $ 88,295,000     $172,196,000     $260,629,000
                       =======     ========      =======    ========     ============     =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                       24

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Year Ended December 31

                                                                   1994             1993             1992
                                                             --------------   --------------    --------------
Cash Flows from Operating Activities:
  Net income ..............................................    $ 28,720,000     $ 24,011,000     $ 20,020,000
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization  .........................      42,383,000       39,599,000       49,059,000
   Provision for self-insurance reserves  .................      10,810,000       20,755,000       21,193,000
   Other non-cash charges  ................................       9,763,000        8,828,000               --
Changes in assets and liabilities, net of effects from
  acquisitions and dispositions:
   Accounts receivable  ...................................      (4,380,000)      12,928,000        7,608,000
   Accrued interest  ......................................        (805,000)        (412,000)        (256,000)
   Accrued and deferred income taxes  .....................      (9,944,000)      (8,990,000)      (9,955,000)
   Other working capital accounts  ........................       1,710,000        4,858,000        3,960,000
   Other assets and deferred charges  .....................      (3,064,000)      (5,804,000)      (2,120,000)
   Other  .................................................         (42,000)       1,002,000          620,000
   Payments made in settlement of self-insurance claims  ..     (14,527,000)     (12,135,000)      (8,398,000)
                                                               ------------     ------------     ------------
   Net cash provided by operating activities  .............      60,624,000       84,640,000       81,731,000
                                                               ------------     ------------     ------------
Cash Flows from Investing Activities:
  Property and equipment additions ........................     (43,998,000)     (47,319,000)     (33,244,000)
  Disposition of assets ...................................       1,132,000          227,000        2,652,000
  Acquisition of properties previously leased .............      (5,771,000)      (3,218,000)              --
  Acquisition of businesses ...............................     (16,794,000)     (11,526,000)      (7,188,000)
  Acquisition of assets held for lease ....................      (9,059,000)              --               --
  Disposition of businesses ...............................       3,791,000       18,492,000       12,355,000
  Other investments .......................................      (1,079,000)              --               --
                                                               ------------     ------------     ------------
  Net cash used in investing activities ...................     (71,778,000)     (43,344,000)     (25,425,000)
                                                               ------------     ------------     ------------
Cash Flows from Financing Activities:
  Additional borrowings ...................................      45,469,000        1,800,000       15,375,000
  Reduction of long-term debt .............................     (21,981,000)     (46,496,000)     (85,900,000)
  Issuance of common stock ................................       1,026,000          519,000        1,134,000
  Repurchase of common shares .............................     (13,149,000)      (3,236,000)      (2,926,000)
                                                               ------------     ------------     ------------
  Net cash provided by (used in) financing activities .....      11,365,000      (47,413,000)     (72,317,000)
                                                               ------------     ------------     ------------
Increase (Decrease) in Cash and Cash Equivalents  .........         211,000       (6,117,000)     (16,011,000)
Cash and Cash Equivalents, Beginning of Period  ...........         569,000        6,686,000       22,697,000
                                                               ------------     ------------     ------------
Cash and Cash Equivalents, End of Period  .................    $    780,000     $    569,000     $  6,686,000
                                                               ============     ============     ============
Supplemental Disclosures of Cash Flow Information:
  Interest paid ...........................................    $  7,080,000     $  9,057,000     $ 11,670,000
  Income taxes paid, net of refunds .......................    $ 28,153,000     $ 19,901,000     $ 31,086,000


Supplemental Disclosures of Noncash Investing and Financing Activities:

  See Notes 2, 3 and 6

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Universal Health Services, Inc. (the "Company") is primarily engaged in owning and operating acute care and psychiatric hospitals and ambulatory treatment centers. The consolidated financial statements include the accounts of the Company, and its majority-owned subsidiaries and partnerships controlled by the Company as the managing general partner. All significant intercompany accounts and transactions have been eliminated. The more significant accounting policies follow:

   Net Revenues: Net revenues are reported at the estimated net realizable amounts from patients, third-party payers, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payers. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Medicare and Medicaid net revenues represented 44%, 43% and 39% of net patient revenues for the years 1994, 1993 and 1992, respectively, excluding the additional revenues from special Medicaid reimbursement programs described in Note 9.

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

   Other Assets: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $52,261,000 in 1994 and $47,663,000 in 1993 is amortized using the straightine method over periods ranging from five to forty years. During 1992 the Company recorded a $13.5 million charge to amortization expense due to a revaluation of certain goodwill balances.

   During 1994, the Company established an employee life insurance program covering approximately 2,500 employees. At December 31, 1994, the cash surrender value of the policies ($41.3 million) was recorded net of related loans ($41.0 million) and is included in other assets.

   Long-Lived Assets: It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If such review indicates that the carrying value of the asset is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

   Earnings per Common and Common Share Equivalents: Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The 1994, 1993 and 1992 earnings per share have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 451,233.

   Income Taxes: The Company and its subsidiaries file consolidated Federal tax returns. Deferred taxes are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

   Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves and minority interests in majority owned subsidiaries and partnerships.

   Statement of Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $266,000, $498,000 and $515,000 in 1994, 1993 and 1992, respectively.

   Interest Rate Swap Agreements: In managing interest rate exposure, the Company at times enters into interest rate swap agreements. When interest rates change, the differential to be paid or received is accrued as interest expense and is recognized over the life of the agreements.

   Reclassifications: Certain prior year amounts have been reclassified to conform with the current year's presentation.

2) ACQUISITIONS, DISPOSITIONS AND CLOSURES

   1994 -- During 1994 the Company purchased majority interests in two separate partnerships which own and operate outpatient surgery facilities. One of these partnerships was merged with an existing partnership in which the Company held a majority ownership. The Company also agreed to manage the operations of, and purchased a majority interest in, three separate partnerships which lease fixed assets to four radiation therapy centers located in Kentucky. In addition, the Company purchased one radiation center and majority interests in two separate partnerships which own and operate radiation therapy centers. Total consideration for these acquisitions was $14.5 million in cash, and the assumption of liabilities totalling $3.0 million.

   In November 1994, the Company acquired a 112-bed acute care hospital located in Edinburg, Texas for net cash of approximately $11.3 million and the assumption of liabilities totalling $2.2 million. In connection with this acquisition, the Company committed to invest at least an additional $30 million, over a four year period, to renovate the existing facility and construct an additional facility.

   During the fourth quarter of 1994, the Company signed a letter of intent to acquire a 225-bed acute and psychiatric care hospital located in Aiken, South Carolina in exchange for a 104-bed acute care hospital, a 126-bed acute and psychiatric care hospital and cash. The majority of the real estate assets of the 126-bed facility are currently being leased from Universal Health Realty Income Trust (the "Trust") pursuant to the terms of an operating lease which expires in 2000. The Company anticipates exchanging additional real estate assets with the Trust as consideration for the purchase of the real estate assets of this facility (See Note 8). The closing of this transaction, which is expected to be completed during the second quarter of 1995, is subject to a number of conditions including regulatory approval. As a result of this transaction a $4.3 million charge is included in the 1994 consolidated statement of income.

   Also during the fourth quarter of 1994, the Company signed a letter of intent to acquire a 512-bed acute care hospital located in Bradenton, Florida. The closing of this transaction is subject to a number of conditions. Although management does not expect to close this transaction until the second quarter of 1995, the Company began to manage the hospital in January, 1995 under a separate management contract. Total cash consideration for the Aiken and Bradenton acquisitions is expected to approximate $200 million.

   Operating results of the hospital located in Edinburg have been included in the financial statements only from the date of acquisition. Assuming the above Edinburg, Aiken and Bradenton acquisitions had been completed as of January 1, 1994 the unaudited pro forma net revenues and net income would have been $952 million and $32 million, respectively. In addition, the unaudited pro forma earnings per share would have been $2.25. The unaudited pro forma financial information may not be indicative of results that would have been reported if the acquisitions had occurred at the beginning of 1994 and may not be indicative of future operating results.

   1993 -- During 1993 the Company purchased a radiation therapy center and majority interests in four separate partnerships which own and operate ambulatory surgery facilities for $11.5 million in cash and the assumption of liabilities totaling $300,000.

   During the fourth quarter, the Company sold the operations and fixed assets of a 124-bed acute care hospital for approximately $7.8 million in cash. The Company also sold the operations and certain fixed assets of a 134-bed acute care hospital for cash of $1.5 million. Concurrently, the Company sold certain related real property to Universal Health Realty Income Trust (the "Trust"), an affiliate and the lessor of this 134-bed acute care hospital, for $1 million in cash and a note receivable of $900,000 (see Note
8). In connection with this transaction, the Company's lease with the Trust for this property was terminated. The disposition of these two facilities resulted in a pre-tax loss of $4.4 million ($2.2 million after tax), which is included in nonrecurring charges in the 1993 consolidated statement of income.

   Also during 1993, the Company recorded a pre-tax charge of $4.4 million related to the winding down or disposition of other non-strategic businesses which is included in nonrecurring charges in the 1993 consolidated statement of income.

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

3) LONG-TERM DEBT

   A summary of long-term debt follows:

                                                                                   December 31
                                                                         ------------------------------
                                                                              1994            1993
                                                                         -------------     -------------
Long-term debt:
  Notes payable (including obligations under capitalized leases of
   $14,004,000 in 1994 and $12,132,000 in 1993) with varying
   maturities through 2001; weighted average interest at 6.9% in 1994
   and 7.0% in 1993 (see Note 6 regarding capitalized leases)  ........    $19,442,000       $13,727,000
  Mortgages payable, interest at 6.0% to 11.0% with varying maturities
   through 2000  ......................................................      3,745,000         3,811,000
  Revolving credit and demand notes ...................................      8,950,000         4,600,000
  Commercial paper ....................................................     38,500,000                --
  Revenue bonds: ......................................................
   interest at floating rates ranging from 5.5% to 6.9% and one at a
     fixed  ...........................................................     18,200,000        18,200,000
   rate of 8.3% at December 31, 1994 with varying maturities through
     2015  ............................................................      3,524,000         9,151,000
   Subordinated debt  .................................................             --        29,905,000
                                                                           -----------       -----------
                                                                            92,361,000        79,394,000
   Less-Amounts due within one year  ..................................      7,236,000         4,313,000
                                                                           -----------       -----------
                                                                           $85,125,000       $75,081,000
                                                                           ===========       ===========


   During 1994, the Company increased its commercial paper facility from $25 million to $50 million. The facility is a daily valued program which is secured by patient accounts receivable. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased. A fee of .76% is required on this $50 million commitment. Outstanding amounts of commercial paper that can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term.

   The Company entered into an unsecured $125 million non-amortizing revolving credit agreement in 1994 which matures in August of 1999 and provides for interest, at the Company's option, at the prime rate, certificate of deposit rate plus 5/8% to 1 1/8% or Euro-dollar plus 1/2% to 1%. A fee ranging from 1/8% to 3/8% is required on the unused portion of this commitment. The margins over the certificate of deposit, the Euro-dollar rates and the commitment fee are based upon leverage and coverage ratios. At December 31, 1994 the applicable margins over the certificate of deposit and the Euro-dollar rate were 7/8% and 3/4%, respectively, and the commitment fee was 1/4%. There are no compensating balance requirements. The agreement contains a provision whereby 50% of the net consideration, in excess of $25 million, from the disposition of assets will be applied to reduce commitments. At December 31, 1994, the Company had $125 million of unused borrowing capacity, and there were no borrowings outstanding under this revolving credit agreement.

   The average amounts outstanding during 1994, 1993 and 1992 under the revolving credit and demand notes and commercial paper program were $16,324,000, $25,069,000 and $47,318,000, respectively, with corresponding effective interest rates of 7.9%, 4.6% and 5.5% including commitment fees. The maximum amounts outstanding at any month-end were $47,450,000, $46,800,000 and $91,650,000 during 1994, 1993 and 1992 respectively.

   The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate revolving credit and demand notes and commercial paper program. At December 31, 1994, the Company had two interest rate swap agreements with commercial banks having a total notional principal amount of $30 million. These agreements call for the payment of interest at a fixed rate by the Company in return for the payment by the commercial banks of a variable rate interest, which effectively fixes the Company's interest rate on a portion of its floating rate debt at 11.9%. The interest rate swap agreements in the amounts of $20 million and $10 million expire in January, 1995 and March, 1996, respectively. The effective interest rate on the Company's revolving credit and demand notes and commercial paper program including interest rate swap expense was 16.1%, 13.9% and 11.2% during 1994, 1993 and 1992, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $1,981,000, $3,160,000 and $4,158,000 in 1994, 1993 and 1992, respectively.
The Company is exposed to credit loss in the event of non-performance by the counterparties to the interest rate swap agreements. These counterparties are major financial institutions and the Company does not anticipate nonperformance by the counterparties which are rated AA or better by Moody's Investors Service. The cost to terminate the swap obligations at December 31, 1994 and 1993, was approximately $2,133,000 and $4,870,000, respectively.

   Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital, debt to EBITDA and fixed charge coverage ratios. Covenants also limit the Company's ability to incur additional senior debt and to pay cash dividends and repurchase its shares and limit capital expenditures, among other restrictions.

   During 1994, the Company called its 71/2% subordinated convertible debentures due 2008. Approximately $11 million of the debentures were redeemed in cash and $19 million were converted to the Company's class B stock.

   Substantially all of the Company's accounts receivable are pledged as collateral to secure debt.

   The fair value of the Company's long-term debt at December 31, 1994 was approximately equal to its carrying value.

   The Company is currently negotiating an increase to its revolving credit agreement. In connection with this transaction and other potential debt transactions to finance the acquisitions discussed in Note 2, the Company has entered into two options for interest rate swap agreements to become effective June, 1995, with a notional amount of $75 million and expiration dates in 2005.

   Aggregate maturities follow:

                         -------   -------------
                         1995        $ 7,236,000
                         1996          5,721,000
                         1997          4,540,000
                         1998          2,647,000
                         1999         48,733,000
                         Later        23,484,000
                         -------   -------------
                         Total       $92,361,000
                         -------   -------------

4) COMMON STOCK

   During 1994 and 1993, the Company repurchased 509,800 and 224,800 shares of Class B Common Stock respectively at an average purchase price of $25.79 and $14.39 per share, respectively, or an aggregate of approximately $13.2 million and $3.2 million, respectively. All repurchases during 1994 were made subsequent to March 1, 1994. The Company's ability to repurchase its shares is limited by long-term debt covenants to $50 million plus 50% of cumulative net income since March, 1994. Under the terms of these covenants, the Company had the ability to repurchase an additional $61.6 million of its Common Stock as of December 31, 1994. The repurchased shares are treated as retired.

   At December 31, 1994 2,598,439 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

   In 1994, the Company adopted a Stock Compensation Plan which was approved by the Board of Directors. Under the terms of the Stock Compensation Plan, shares may be granted to key employees of the Company and to consultants and independent contractors. Shares may not be granted to officers or directors of the Company. The Plan will terminate on November 16, 2004, unless terminated sooner by the Board.

   At December 31, 1994 the Company has reserved 50,000 shares of its Class B Common Stock for the Stock Compensation Plan. In 1994, 1,800 shares were issued.

   In 1992, the Company adopted a Stock Bonus Plan and a Stock Ownership Plan, both of which were approved by the stockholders at the 1992 annual meeting. Under the terms of the Stock Bonus Plan, eligible employees may elect to receive all or part of their annual bonuses in shares of restricted stock (the "Bonus Shares"). Those electing to receive Bonus Shares also receive additional restricted shares in an amount equal to 20% of their Bonus Shares (the "Premium Shares"). Restrictions on one-half of the Bonus Shares and one-half of the Premium Shares lapse after one year and the restrictions on the remaining shares lapse after two years. The Company has reserved 150,000 shares of Class B Common Stock for this plan and has issued 58,178 shares at December 31, 1994.

   Under the terms of the Stock Ownership Plan, eligible employees may purchase shares of common stock, directly from the Company, at the market price. The Company will loan each eligible employee an amount equal to 90% of the purchase price for the shares. The loans, which are partially recourse to the employee, bear interest at the applicable Federal rate and are due five years from the purchase date. Shares purchased under this plan are restricted from sale or transfer. Restrictions on one-half of the shares lapse after one year and restrictions on the remaining shares lapse after two years. The Company has reserved 100,000 shares of Class B Common Stock for this plan. As of December 31, 1994, 31,234 shares were sold under the terms of this plan.

   The Company also has a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions. Under the terms of this plan, 300,000 shares of Class B Common Stock have been reserved for purchase by officers, key employees and consultants. The restrictions lapse as to one-third of the shares on the third, fourth and fifth anniversary dates of the purchase. The Company has issued 153,513 shares under this plan, of which 41,336 and 45,000 became fully vested during 1994 and 1993, respectively. Compensation expense, based on the difference between the market price on the date of purchase and par value, is being amortized over the restriction period and was $148,000 in 1994, $240,000 in 1993, $265,000 in 1992.

   Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans. During 1994, subject to shareholder approval, the Board of Directors approved a 600,000 share increase in the reserve for Class B Common Stock available for grant, pursuant to the terms of the 1992 Stock Option Plan. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four year period beginning one year after the date of the grant. The options expire five years after the date of the grant.

   Information with respect to these options is summarized as follows:

                                              Average
                                 Number       Option
Outstanding Options             of Shares      Price
- ---------------------------     ---------    --------
Balance, January 1, 1992  ..     148,002      $ 7.80
  Granted ..................     135,000      $12.72
  Exercised ................     (78,487)     $ 6.82
  Cancelled ................      (4,340)     $12.67
                                --------     -------
Balance, January 1, 1993  ..     200,175      $11.40
  Granted ..................       7,400      $14.88
  Exercised ................     (40,238)     $ 7.23
  Cancelled ................      (3,000)     $12.50
                                --------     -------
Balance, January 1, 1994  ..     164,337      $12.53
  Granted ..................     560,750      $22.05
  Exercised ................     (15,988)     $10.98
  Cancelled ................      (5,500)     $16.64
                                --------     -------
Balance, December 31, 1994       703,599      $20.12
                                ========     =======


   Options for 299,350 shares, subject to shareholder approval as described above, were available for grant at December 31, 1994. At December 31, 1994, options for 71,801 shares of Class B Common Stock with an aggregate purchase price of $893,445 (average of $12.44 per share) were exercisable.

5) INCOME TAXES

   Components of income tax expense are as follows:

                                 Year Ended December 31
                    ------------------------------------------------
                          1994            1993             1992
                    --------------   -------------    --------------
Currently payable
  Federal ........    $ 27,014,000     $17,315,000     $ 28,495,000
  State ..........       3,009,000       1,136,000        3,949,000
                      ------------     -----------     ------------
                        30,023,000      18,451,000       32,444,000
                      ------------     -----------     ------------
Deferred  ........
  Federal ........     (10,412,000)     (6,482,000)     (10,110,000)
  State ..........      (1,402,000)       (884,000)      (1,401,000)
                      ------------     -----------     ------------
                       (11,814,000)     (7,366,000)     (11,511,000)
                      ------------     -----------     ------------
  Total ..........    $ 18,209,000     $11,085,000     $ 20,933,000
                      ============     ===========     ============


   The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS
109). Under SFAS 109, deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. The net effect of the impact of the 1993 tax law changes on the 1993 current and deferred tax provisions was immaterial.

   Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                                 Year Ended December 31
                                                            --------------------------------
                                                                  1994             1993
                                                            --------------   --------------
Self-insurance reserves  .................................    $ 28,944,000     $ 29,134,000
Doubtful accounts and other reserves  ....................       9,921,000        6,270,000
State income taxes  ......................................        (126,000)      (1,546,000)
Other deferred tax assets  ...............................         382,000          491,000
Depreciable and amortizable assets  ......................     (17,319,000)     (22,434,000)
Conversion from cash basis to accrual basis of accounting       (5,017,000)      (7,634,000)
Other deferred tax liabilities  ..........................      (1,101,000)        (411,000)
                                                              ------------     ------------
  Total deferred taxes ...................................    $ 15,684,000     $  3,870,000
                                                              ============     ============


   A reconciliation between the federal statutory rate and the effective tax rate is as follows:

                                                                    Year Ended December 31
                                                                 ----------------------------
                                                                   1994      1993       1992
                                                                 -------   -------    -------
Federal statutory rate  .......................................    35.0%     35.0%      34.0%
Nondeductible (deductible) depreciation, amortization and
  other .......................................................     1.6      (3.9)      13.0
State taxes, net of Federal income tax benefit  ...............     2.2       0.5        4.1
                                                                  -----     -----      -----
Effective tax rate  ...........................................    38.8%     31.6%      51.1%
                                                                  =====     =====      =====

   In 1994 and 1993, the Company reviewed its deferred state tax balances and as a result reduced its tax provision by $390,000 and $780,000, respectively. The net deferred tax assets and liabilities are comprised as follows:

                                        Year Ended December 31
                                   --------------------------------
                                         1994             1993
                                   --------------   --------------
Current deferred taxes
  Assets ........................    $ 16,622,000     $ 10,723,000
  Liabilities ...................      (3,680,000)      (2,990,000)
                                    -------------    -------------
  Total deferred taxes-current ..      12,942,000        7,733,000
Noncurrent deferred taxes
  Assets ........................      22,625,000       25,172,000
  Liabilities ...................     (19,883,000)     (29,035,000)
                                    -------------    -------------
  Total deferred taxes-noncurrent       2,742,000       (3,863,000)
                                    -------------    -------------
Total deferred taxes  ...........    $ 15,684,000     $  3,870,000
                                    =============    =============



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

6) LEASE COMMITMENTS

   Certain of the Company's hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2013 (See Note 8). Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value. A summary of property under capital lease follows:

                                            December 31
                                   ----------------------------
                                       1994            1993
                                   -------------   ------------
Land, buildings and equipment  .    $23,697,000     $18,937,000
Less: accumulated amortization       10,426,000       6,400,000
                                   -------------   ------------
                                    $13,271,000     $12,537,000
                                   ============    ============

   Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 1994 are as follows:

                                              Capital        Operating
Year                                          Leases           Leases
- ----                                       -----------     ------------
1995  .................................    $ 5,581,000     $ 23,693,000
1996  .................................      4,716,000       21,011,000
1997  .................................      3,363,000       18,371,000
1998  .................................      1,618,000       17,012,000
1999  .................................        381,000       16,405,000
Later Years  ..........................             --       36,536,000
                                           -----------     ------------
Total minimum rental  .................    $15,659,000     $133,028,000
                                                           ============
Less: Amount representing interest  ...      1,655,000
                                           -----------
Present value of minimum rental
  commitments  ........................     14,004,000
Less: Current portion of capital lease
  obligations .........................      4,729,000
                                           -----------
Long-term portion of capital lease
  obligations  ........................    $ 9,275,000
                                           ===========


   Capital lease obligations of $4,654,000, $5,371,000, $7,310,000 in 1994,
1993 and 1992 respectively, were incurred when the Company entered into capital leases for new equipment.

7) COMMITMENTS AND CONTINGENCIES

   The Company is self-insured for its general liability risks for claims limited to $5 million per occurrence and for its professional liability risks for claims limited to $25 million per occurrence. Coverage in excess of these limits up to $100 million is maintained with major insurance carriers. During 1994 and 1993, the Company purchased a general and professional liability occurrence policy with a commercial insurer for one of its larger acute care facilities. This policy includes coverage up to $25 million per occurrence for general and professional liability risks.

   As of December 1994 and 1993, the reserve for professional and general liability risks was $62.4 million and $65.2 million, respectively, of which $11.0 million in 1994 and $8.3 million in 1993 is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates.

   The Company has outstanding letters of credit totalling $20 million related to the Company's self-insurance programs ($11.0 million), as support for various debt instruments ($.4 million) and as support for a loan guarantee for an unaffiliated party ($8.6 million). The Company has also guaranteed approximately $2 million of loans.

   During 1994, the Company signed letters of intent to acquire a 512-bed acute care hospital located in Bra- denten, Flordia and a 225-bed acute and psychiatric care facility located in Aiken, South Carolina. These transactions, which are subject to a number of conditions, are expected to be completed during the second quarter of 1995. In addition to the exchange of certain real estate assets, the total cash consideration for these acquisitions is expected to approximate $200 million. Additionally, the Company is committed to invest at least an additional $30 million, over a four year period, to renovate the existing facility and construct an additional facility related to its 1994 acquisition of a 112-bed acute care hospital located in Edinburg, Texas. (See Note 2).

   The Company estimates the cost to complete major construction projects in progress at December 31, 1994 will approximate $12.3 million.

   The Company has entered into a long-term contract with a third party to provide certain data processing services for its acute care and psychiatric hospitals. This contract expires in 1999.

   Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

8) RELATED PARTY TRANSACTIONS

   At December 31, 1994, the Company held approximately 8% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or Directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income/(loss) from the Trust was $1,095,000, $757,000 and ($110,000) in 1994, 1993 and 1992
respectively, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 1994 and 1993 was $8,404,000 and $7,375,000, respectively and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 1994 and 1993 was $11,261,000 and $10,352,000, respectively.

   During 1993, pursuant to the terms of its lease with the Trust, the Company purchased the real property of a 48-bed psychiatric hospital located in Texas for $3.2 million. The real property of this hospital was previously leased by the Company and base rental payments continued under the existing lease until the date of sale. Operations at this hospital were discontinued during the first quarter of 1992, however, the facility is currently being utilized for outpatient services at one of the Company's acute care hospitals. Also during 1993, the Company sold to the Trust certain real estate assets of a 134-bed hospital located in Illinois for approximately $1.9 million. These assets consisted of additions and improvements made to the facility by the Company since the sale of the major portion of the real estate assets to the Trust in 1986. The operations of this facility were sold during 1993 to an operator unaffiliated with the Company.

   As of December 31, 1994, the Company leased eight hospital facilities from the Trust with initial terms expiring in 1999 through 2003. These leases contain up to six 5-year renewal options. Future minimum lease payments to the Trust are included in Note 6. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust (See Note 2). Total rent expense under these operating leases was $15,700,000 in 1994, $16,600,000 in 1993 and $17,000,000
in 1992. The Company received an advisory fee of $909,000 in 1994, $880,000 in 1993 and $913,000 in 1992 from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

   In connection with various stock based compensation plans, $118,000 and $405,000 of loans made to cer tain officers and key employees were forgiven in 1994 and 1992, respectively, and charged to compensation expense.

   At January 1, 1992, the Company had a non-interest bearing demand note from a principal officer which was fully forgiven during 1992. Compensation expense charged to operations related to this note was $393,000 in 1992.

   A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel.

9) QUARTERLY RESULTS (UNAUDITED)

   The following tables summarize the Company's quarterly financial data for the two years ended December 31, 1994.

                                         First            Second            Third           Fourth
1994                                    Quarter          Quarter           Quarter          Quarter
- ----                                  ------------     ------------      ------------     ------------
Net revenues  ......................  $194,432,000     $192,199,000      $191,512,000     $204,056,000
Income before income taxes  ........  $ 16,794,000     $ 13,357,000      $  9,622,000     $  7,156,000
Net income  ........................  $ 10,287,000     $  8,153,000      $  5,835,000     $  4,445,000
Earnings per share (fully diluted)    $       0.72     $       0.57      $       0.41     $       0.32
                                      ============     ============      ============     ============


   Net revenues in 1994 include $12.4 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $3.0 million was recorded in each of the first and second quarters, $3.1 million in the third quarter and $3.3 million in the fourth quarter. These programs are scheduled to terminate in August, 1995. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. Net revenues in the fourth quarter also include $3.0 million of proceeds related to the Company's previously disposed UK operations. The first quarter operating results also include approximately $1.3 million of expenses related to the disposition of a non-strategic business. The second quarter results include a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease. Also included in operating expenses during the second quarter is a $1.1 million favorable adjustment made to reduce the Company's workers compensation reserves. The fourth quarter results include a $1.3 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and for which its lease was terminated by an unaffiliated third party and a $4.3 million charge related to the anticipated disposition of two acute care hospitals. (See Note 2).

                                         First            Second            Third           Fourth
1993                                    Quarter          Quarter           Quarter          Quarter
- ----                                  ------------     ------------      ------------     ------------
Net revenues  ......................  $195,305,000     $187,453,000      $186,332,000     $192,454,000
Income before income taxes  ........  $ 13,120,000     $  9,735,000      $  7,503,000     $  4,738,000
Net income  ........................  $  8,611,000     $  6,478,000      $  5,157,000     $  3,765,000
Earnings per share (fully diluted)    $       0.60     $       0.46      $       0.37     $       0.28
                                      ============     ============      ============     ============



   Net revenues in 1993 include $13.5 million of additional revenues received from special Medicaid reim- bursement programs. Of the amount received, $4.6 million was recorded in each of the first and second quarters, $1.0 million was recorded in the third quarter and $3.3 million was recorded in the fourth quarter. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. The first quarter operating results also include approximately $4.1 million of expenses related to the disposition of ancillary businesses and the second quarter operating results include a $3.2 million increase in the reserves for the Company's self-insurance programs. Net revenues in the third quarter include $3.0 million of unfavorable adjustments related to prior year reimbursement issues and the fourth quarter operating results includes a $4.7 million pre-tax loss on disposal of two acute care hospitals and the winding down or disposition of non-strategic businesses. The Company's effective tax rate in the fourth quarter was significantly lower than other quarters due to the disposition of two acute care hospitals resulting in the recoupment of previously non-deductible charges.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                           Additions
                                                 -----------------------------
                                 Balance at      Charged to                         Write-Off of        Balance
                                  Beginning       Costs and       Acquisitions     Uncollectible        at End
         Description              of Period       Expenses       of Businesses        Accounts         of Period
         -----------           -------------   -------------    ---------------   ---------------   -------------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS RECEIVABLE:
   Year ended December 31,
     1994  ..................    $28,444,000     $58,347,000          $ --          $(51,834,000)     $34,957,000
                                 ===========     ===========          ====          ============      ===========
   Year ended December 31,
     1993  ..................    $27,257,000     $55,409,000          $ --          $(54,222,000)     $28,444,000
                                 ===========     ===========          ====          ============      ===========
   Year ended December 31,
     1992  ..................    $25,166,000     $45,008,000          $ --          $(42,917,000)     $27,257,000
                                 ===========     ===========          ====          ============      ===========

                               INDEX TO EXHIBITS




10.6 Agreement, effective January 1, 1995, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.24  Amended and Restated 1989 Non-Employee Director Stock Option Plan.

10.25  1992 Stock Option Plan, As Amended.


11.    Statement re: computation of per share earnings.


22.    Subsidiaries of Registrant.


24.    Consent of Independent Public Accountants.


27.    Financial Data Schedule.