Form 10-Q
period 1995-03-31
UNIVERSAL HEALTH SERVICES INC
filed 1995-05-11
CIK 352915

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 (MARK ONE)
             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

            (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ............to..........
                          Commission file number 0-10454

                        UNIVERSAL HEALTH SERVICES, INC.
- - - - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               23-2077891
- - - - - - - -------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA     19406
                    ---------------------------------------
              (Address of principal executive office)  (Zip Code)

       Registrant's telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 1995.

                         Class A           1,090,527
                         Class B          12,618,614
                         Class C             109,622
                         Class D              21,598

================================================================================


                            Page One of Eleven Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . PAGE NO.
                                                                                        --------
Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .  Three

   Condensed Consolidated Balance Sheets - March 31, 1995
      and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Four

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . Five


   Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . Six

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . . . . . . .  Seven, Eight & Nine


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Ten

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Eleven





                            Page Two of Eleven Pages

                        PART I.  FINANCIAL INFORMATION

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (000's omitted except per share amounts)
                                 (unaudited)




                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                               ----------------------
                                                                  1995        1994
                                                               ---------    ---------
Net Revenues                                                   $ 220,715    $ 194,432

Operating charges:
     Operating expenses                                           84,469       74,327
     Salaries and wages                                           78,021       69,870
     Provision for doubtful accounts                              17,185       13,208
     Depreciation and amortization                                11,310        9,920
     Lease and rental expense                                      8,772        8,491
     Interest expense, net                                         1,614        1,822
                                                               ---------    ---------
                                                                 201,371      177,638
                                                               ---------    ---------

Income before income taxes                                        19,344       16,794
Provision for income taxes                                         7,503        6,507
                                                               ---------    ---------


NET INCOME                                                     $  11,841    $  10,287
                                                               =========    =========

Earnings per common
   and common equivalent share:                                $    0.85    $    0.72
                                                               =========    =========

Weighted average number of
   common shares and equivalents:                                 13,942       14,761
                                                               =========    =========





 See accompanying notes to these condensed consolidated financial statements.




                          Page Three of Eleven Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)


                                                           MARCH 31,      DECEMBER 31,
                                                           ---------      ------------
                                                              1995           1994
                                                              ----           ----
                                                           (UNAUDITED)
                                                           -----------
            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $     1,832    $       780
    Accounts receivable, net                                   90,511         84,818
    Supplies                                                   15,827         15,723
    Deferred income taxes                                      18,491         12,942
    Other current assets                                        5,407          4,126
                                                          -----------    -----------
          Total current assets                                132,068        118,389
                                                          -----------    -----------

Property and equipment                                        608,070        596,702
Less: accumulated depreciation                               (272,650)      (265,059)
                                                          -----------    -----------
                                                              335,420        331,643
                                                          -----------    -----------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                          37,572         38,762
    Deferred income taxes                                       2,742          2,742
    Deferred charges                                            1,630          1,527
    Other                                                      29,800         28,429
                                                          -----------    -----------
                                                               71,744         71,460
                                                          -----------    -----------
                                                          $   539,232    $   521,492
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                  $     7,175    $     7,236
    Accounts payable and accrued liabilities                   92,072         92,129
    Federal and state taxes                                    17,228          4,417
                                                          -----------    -----------
          Total current liabilities                           116,475        103,782
                                                          -----------    -----------

Other noncurrent liabilities                                   74,831         71,956
                                                          -----------    -----------
Long-term debt, net of current maturities                      75,038         85,125
                                                          -----------    -----------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 1,090,527 shares
      outstanding in 1995, 1,090,527 in 1994                       11             11
    Class B Common Stock, 12,618,277 shares
      outstanding in 1995, 12,591,854 in 1994                     126            126
    Class C Common Stock, 109,622 shares
      outstanding in 1995, 109,622 in 1994                          1              1
    Class D Common Stock, 21,953 shares
      outstanding in 1995, 22,769 in 1994                           0              0
    Capital in excess of par, net of deferred
      compensation of $332,000 in 1995
      and $414,000 in 1994                                     88,713         88,295
    Retained earnings                                         184,037        172,196
                                                          -----------    -----------
                                                              272,888        260,629
                                                          -----------    -----------
                                                          $   539,232    $   521,492
                                                          ===========    ===========


 See accompanying notes to these condensed consolidated financial statements.


                           Page Four of Eleven Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                    (000'S UNAUDITED)
                                                                                    -----------------
                                                                                   1995           1994
                                                                                 -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $11,841        $10,287
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                                    11,310          9,920
   Provision for self-insurance reserves                                           4,504          2,900
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                            (5,693)        (5,946)
   Accrued interest                                                               (1,891)        (1,601)
   Accrued and deferred income taxes                                               7,262          3,458
   Other working capital accounts                                                   (105)        (3,840)
   Other assets and deferred charges                                              (2,085)          (171)
   Other                                                                             529            171
   Payments made in settlement of self-insurance claims                           (1,566)        (3,889)
                                                                                 --------       --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                       24,106         11,289
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                              (13,536)       (11,871)
   Disposition of assets                                                             250            250
                                                                                 --------       --------
  NET CASH USED IN INVESTING ACTIVITIES                                          (13,286)       (11,621)
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                                               0          2,284
   Reduction of long-term debt                                                   (10,148)             0
   Issuance of common stock                                                          380            278
                                                                                 --------       --------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (9,768)         2,562
                                                                                 --------       --------

INCREASE IN CASH AND CASH EQUIVALENTS                                              1,052          2,230
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       780            569
                                                                                 --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $1,832         $2,799
                                                                                 ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                   $3,505         $3,423
                                                                                 ========       ========

  Income taxes paid, net of refunds                                                 $241         $3,049
                                                                                 ========       ========



 See accompanying notes to these condensed consolidated financial statements.


                           Page Five of Eleven Pages

                        UNIVERSAL HEALTH SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. Earnings per share have been adjusted for the three months ended March 31, 1994 to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 451,233.

(3)  UNUSUAL ITEMS

Included in net revenues for the three month periods ended March 31, 1995 and 1994 was $3.3 million and $3.0 million, respectively, of additional revenues received from special Medicaid reimbursements received by one of the Company's acute care facilities which participates in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionally high share of the state's low income patients, the hospital became eligible and received additional reimbursement from the state's disproportionate share hospital fund. This program is scheduled to terminate in August, 1995 and the Company cannot predict whether this program will continue beyond the scheduled termination date.

(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $20,000,000 related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.





                            Page Six of Eleven Pages

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net revenues increased 14% or $26 million to $220.7 million for the three months ended March, 31, 1995 as compared to the comparable prior year period due primarily to revenue growth at facilities owned during both periods and the acquisition of a 112-bed acute care hospital in November of 1994. Net revenues at hospital facilities owned during both periods increased 8% or $15 million for the three months ended March 31, 1995 as compared to the comparable prior year period, excluding the additional revenues received from the special Medicaid reimbursements received by one of the Company's Acute Care facilities which participate in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionally high share of the states low income patients, the hospital became eligible and received additional reimbursement from the state's disproportionate share hospital fund totaling $3.3 million and $3.0 million for the three months ended March 31, 1995 and 1994, respectively. These programs are scheduled to terminate in August, 1995 and the Company cannot predict whether these programs will continue beyond the scheduled termination date.

Excluding the net revenue effects of the special Medicaid reimbursement programs mentioned above, earnings before interest, income taxes, depreciation, amortization and lease rental expense (EBITDAR) increased 11% or $3.8 million to $37.8 million for the three months ended March 31, 1995 as compared to $34.0 million in the comparable prior year period. Overall operating margins, excluding the special Medicaid reimbursements, were 17.3% for the three months ended March 31, 1995 as compared to 17.8% in the comparable prior year period.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals and ambulatory treatment centers accounted for 85% of the consolidated net revenues for each of the three month periods ended March 31, 1995 and 1994. Net revenues at the Company's acute care hospitals owned during both periods increased 9% during the three months ended March 31, 1995 over the comparable prior year period, after excluding the revenues received from the special Medicaid reimbursements described above. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals experienced a 4% increase in patient days and a 10% increase in admissions for the three months ended March 31, 1995 as compared to the comparable prior year period. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at these hospitals increased 17% for the three months ended March 31, 1995 over the prior year period and continues to comprise 23% of the Company's acute care gross patient revenues. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis and the acquisition of several physician practices. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

In addition, to take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of outpatient surgery and radiation therapy centers. The Company currently operates or manages twenty-two outpatient treatment centers, which have contributed to the increase in the Company's outpatient revenues. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.



                          Page Seven of Eleven Pages

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services accounted for 14% and 15% of the consolidated net revenues for the three month period ended March 31, 1995 and 1994, respectively. Net revenues at the Company's psychiatric hospitals owned during both periods increased 2% during the three months ended March 31, 1995 over the comparable prior year period due primarily to a 12% increase in admissions and a slight increase in patient days. The average length of stay was 12.9 days in the 1995 quarter compared to 14.3 days in the 1994 quarter. The reduction in the average length of stay is a result of changing practices in the delivery of psychiatric care and continued cost containment pressures from payers which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's psychiatric hospitals increased 25% for the three months ended March 31,1995 as compared to the comparable prior year quarter and now comprises 16% of psychiatric gross patient revenues as compared to 13% in the prior year quarter.

OTHER OPERATING RESULTS

Depreciation and amortization expense increased $1.4 million for the three months ended March 31, 1995 as compared to the comparable prior year period due primarily to the acquisition of a 112-bed acute care hospital in November of 1994 and additional depreciation expense related to capital expenditures and expansions made in the Company's acute care division.

Interest expense decreased 11% in the 1995 first quarter as compared to last year's first quarter due to lower average outstanding borrowings.

The effective tax rate was 39% in each of the quarters ended March 31, 1995 and 1994.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 43% and 41% of the Company's net patient revenues for the three months ended March 31, 1995 and 1994, respectively, excluding the additional revenues from special Medicaid reimbursement programs. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals.

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





                           Page Eight of Eleven Pages

In addition to the trends described above that continue to have an impact on operating results, there are a number of other, more general factors affecting the Company's business. The Company and the healthcare industry as a whole face increased uncertainty with respect to the level of payer payments because of national and state efforts to reform healthcare. These efforts include proposals at all levels of government to contain healthcare costs while making quality, affordable health services available to more Americans. The Company is unable to predict which proposals, if any, will be adopted or the resulting implications for providers at this time. However, the Company believes that the delivery of primary care, emergency care, obstetrical services, outpatient surgery, diagnostic and radiation services and psychiatric services will be an integral component of any strategy for controlling healthcare costs and it also believes it is well positioned to provide these services.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $24.1 million during the first three months of 1995 as compared to $11.3 million in the comparable 1994 period. The increase during the 1995 quarter as compared to 1994 was due primarily to a $4.5 million increase in net income plus the addback of the non-cash charges (depreciation and amortization and provision for self-insurance reserves), a $2.8 million decrease in income tax payments and a $2.3 million decrease in payments made in settlement of self-insurance claims. The net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.

During the first three months of 1995, the Company used $13.5 million of its operating cash flow to finance capital expenditures and $10.1 million to reduce outstanding debt.

During the fourth quarter of 1994, the Company signed letters of intent to acquire a 225-bed acute and psychiatric care hospital in Aiken, South Carolina and a 512-bed acute care hospital located in Bradenton, Florida in exchange for approximately $200 million in cash and two acute care facilities. The closing of these transactions, which are subject to a number of conditions, are expected to occur during the second and third quarters of 1995, respectively. In addition, in connection with the acquisition of Edinburg hospital in 1994, the Company is committed to invest at least an additional $30 million over a ten year period to renovate the existing facility and construct an additional facility.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing commercial paper facility or the issuance of long-term securities. Subsequent to March 31, 1995, the Company amended the terms of its revolving credit agreement. The amended agreement, which expires on March 31, 2000, provides for $225 million of borrowing capacity, subject to certain conditions, until March 31, 1998, $210 million until March 31, 1999 and $185 million until March 31, 2000. Including this additional borrowing capacity, as of March 31, 1995, the Company had approximately $236 million of unused borrowing capacity under its commercial paper program and revolving credit facility.





                           Page Nine of Eleven Pages

                          PART II.  OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        10.1 Amendment to the Credit Agreement dated as of April 24, 1995 among Universal Health Services, Inc., Certain Participating Banks and Morgan Guaranty Trust Company of New York, as Agent.

        27  Financial Data Schedule

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



                                     Universal Health Services, Inc.
                                             (Registrant)





Date:  May 10, 1995                  /s/ Kirk E. Gorman
                                     -----------------------------------------
                                     Kirk E. Gorman, Senior Vice President and
                                     Chief Financial Officer


                                     (Principal Financial Officer and
                                      Duly Authorized Officer).





                          Page Eleven of Eleven Pages

                                EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
- - - - - - - -------                 -----------

 10.1 Amendment to the Credit Agreement dated as of April 24, 1995 among Universal Health Services, Inc., Certain Participating Banks and Morgan Guaranty Trust Company of New York, as Agent.

  27            Financial Data Schedule