Form 10-Q
period 1995-06-30
UNIVERSAL HEALTH SERVICES INC
filed 1995-08-11
CIK 352915

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 (MARK ONE)
             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

            (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from ............to..........
                         Commission file number 0-10454

                       UNIVERSAL HEALTH SERVICES, INC.
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          23-2077891
- -------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA     19406
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 1995.

                            Class A          1,090,527
                            Class B          12,626,680
                            Class C          109,622
                            Class D          21,081
================================================================================

                           Page One of Thirteen Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . PAGE NO.
                                                                                        --------

Item 1.  Financial Statements

   Condensed Consolidated Statements of Income -
      Three Months Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . .  Three
      Six Months Ended June 30, 1995 and 1994

   Condensed Consolidated Balance Sheets - June 30, 1995
      and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . Five


   Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .  Six & Seven

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . . . .  Eight, Nine, Ten & Eleven


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Twelve

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Thirteen





                           Page Two of Thirteen Pages

                        PART I.  FINANCIAL INFORMATION

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (000's omitted except per share amounts)
                               (unaudited)



                                                Three Months                     Six Months
                                                Ended June 30,                 Ended June 30,
                                     ----------------------------      ----------------------------
                                          1995           1994                1995            1994
                                     ----------------------------      ----------------------------
Net revenues                         $     214,165    $    192,199     $    434,880    $    386,631

Operating charges:
     Operating expenses                     84,092          75,675          168,561         150,002
     Salaries and wages                     77,617          70,212          155,638         140,082
     Provision for doubtful accounts        16,057          12,778           33,242          25,986
     Depreciation and amortization          11,748          10,316           23,058          20,236
     Lease and rental expense                8,776           8,505           17,548          16,996
     Interest expense, net                   1,427           1,356            3,041           3,178
                                     --------------    ------------     ------------    ------------
                                           199,717         178,842          401,088         356,480
                                     --------------    ------------     ------------    ------------

Income before income taxes                  14,448          13,357           33,792          30,151
Provision for income taxes                   4,893           5,204           12,396          11,711
                                     --------------    ------------     ------------    ------------


NET INCOME                           $       9,555    $      8,153     $     21,396    $     18,440
                                     ==============    ============     ============    ============


Earnings per common
   and common equivalent share:      $        0.68    $       0.57     $       1.53    $       1.29
                                     ==============    ============     ============    ============

Weighted average number of
   common shares and equivalents:           14,012          14,395           13,977          14,578
                                     ==============    ============     ============    ============



    See accompanying notes to these condensed consolidated financial statements.



                         Page Three of Thirteen Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's omitted)

                                                           JUNE 30,       DECEMBER 31,
                                                           --------       ------------
                                                             1995            1994
                                                             ----            ----

                                                         (UNAUDITED)
                                                         -----------
                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                          $        3,809    $          780
    Accounts receivable, net                                   71,233            84,818
    Supplies                                                   15,903            15,723
    Deferred income taxes                                      14,428            12,942
    Other current assets                                        4,089             4,126
                                                       ---------------    --------------
          Total current assets                                109,462           118,389
                                                       ---------------    --------------

Property and equipment                                        628,322           596,702
Less: accumulated depreciation                               (280,767)         (265,059)
                                                       ---------------    --------------
                                                              347,555           331,643
                                                       ---------------    --------------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                          37,170            38,762
    Deferred income taxes                                      12,687             2,742
    Deferred charges                                            1,614             1,527
    Other                                                      31,138            28,429
                                                       ---------------   ---------------
                                                               82,609            71,460
                                                       ---------------   ---------------
                                                       $      539,626    $      521,492
                                                       ===============   ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt               $        7,568    $        7,236
    Accounts payable and accrued liabilities                  104,402            92,129
    Federal and state taxes                                     2,770             4,417
                                                       ---------------   ---------------
          Total current liabilities                           114,740           103,782
                                                       ---------------   ---------------
Other noncurrent liabilities                                   75,428            71,956
                                                       ---------------   ---------------
Long-term debt, net of current maturities                      66,820            85,125
                                                       ---------------   ---------------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 1,090,527 shares
      outstanding in 1995, 1,090,527 in 1994                       11                11
    Class B Common Stock, 12,626,316 shares
      outstanding in 1995, 12,591,854 in 1994                     126               126
    Class C Common Stock, 109,622 shares
      outstanding in 1995, 109,622 in 1994                          1                 1
    Class D Common Stock, 21,140 shares
      outstanding in 1995, 22,769 in 1994                           0                 0
    Capital in excess of par, net of deferred
      compensation of $326,000 in 1995
      and $414,000 in 1994                                     88,908            88,295
    Retained earnings                                         193,592           172,196
                                                       ---------------   ---------------
                                                              282,638           260,629
                                                       ---------------   ---------------
                                                       $      539,626    $      521,492
                                                       ===============   ===============

 See accompanying notes to these condensed consolidated financial statements.


                          Page Four of Thirteen Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (000's omitted - unaudited)

                                                                     Six Months Ended
                                                                     ----------------
                                                                        June 30,
                                                                        --------
                                                                  1995            1994
                                                                ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $21,396       $18,440
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                     23,058        20,236
   Provision for self-insurance reserves                            6,666         4,977
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                             15,006           661
   Accrued interest                                                (1,923)       (2,107)
   Accrued and deferred income taxes                              (13,078)       (9,238)
   Other working capital accounts                                  12,347         5,507
   Other assets and deferred charges                               (4,041)         (924)
   Other                                                              940         3,468
   Payments made in settlement of self-insurance claims            (3,203)       (5,844)
                                                                ----------     ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        57,168        35,176
                                                                ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                          (31,233)      (20,858)
   Acquisition of businesses                                       (4,696)       (1,898)
   Advances under long-term notes receivable                            0        (4,147)
                                                                ----------     ---------
  NET CASH USED IN INVESTING ACTIVITIES                           (35,929)      (26,903)
                                                                ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                                0        10,614
   Reduction of long-term debt                                    (18,711)      (16,195)
   Issuance of common stock                                           501           397
                                                                ----------     ---------
  NET CASH USED IN FINANCING ACTIVITIES                           (18,210)       (5,184)
                                                                ----------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                               3,029         3,089
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        780           569
                                                                ----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $3,809        $3,658
                                                                ==========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $4,964        $5,285
                                                                ==========     =========

  Income taxes paid, net of refunds                               $25,474       $20,949
                                                                ==========     =========


 See accompanying notes to these condensed consolidated financial statements.

                          Page Five of Thirteen Pages

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

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 451,233. The earnings per share for the first three months of the six month period ended June 30, 1994 have been adjusted to reflect the assumed conversion of the Company's convertible debentures.

(3)  UNUSUAL ITEMS

Included in net revenues for the three month period ended June 30, 1995 was $3.3 million of additional revenues received from special Medicaid reimbursements received by one of the Company's acute care facilities which participates in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionally high share of the state's low income patients, the hospital became eligible and received additional reimbursement from the state's disproportionate share hospital fund. This program is scheduled to terminate in August, 1995 and the Company cannot predict whether this program will continue beyond the scheduled termination date. However, management of the Company believes that if the programs are renewed under the terms as currently proposed, the annual reimbursement will not exceed the Company's cost of care administered to qualifying patients under the terms of this program, estimated to be approximately $4 million per year. Included in operating expenses for the three months ended June 30, 1995 is a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of a 225-bed acute and psychiatric hospital located in Aiken, South Carolina (see Note 7). Operating expenses during the second quarter of 1995 were favorably impacted by reductions in certain reserve balances totalling $1.9 million.

Included in net revenues for the three month period ended June 30, 1994 is $3.0 million of additional revenues received from special Medicaid reimbursement programs mentioned above. Included in operating expenses for the three months ended June 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease. Also included in operating expenses during the second quarter of 1994 is a $1.1 million favorable adjustment made to reduce the Company's worker's compensation reserves.

Included in net revenues for the six month period ended June 30, 1995 is $6.5 million of additional revenues received from special Medicaid reimbursement programs mentioned above. Included in operating expenses during the 1995 six month period is the $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of the 225-bed acute and psychiatric hospital located in Aiken, South Carolina and the $1.9 million reduction in reserves mentioned above.


                           Page Six of Thirteen Pages

Included in net revenues for the six month period ended June 30, 1994 is $6.0 of additional revenues received from special Medicaid reimbursement programs. Included in operating expenses for the six months ended June 30, 1994 is the $2.8 million property write-down and $1.1 million favorable adjustment made to reduce the Company's workers' compensation reserves and $2.5 million of expenses related to the disposition of businesses.

(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $19,000,000 related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.

(6)  ACQUISITIONS

During the second quarter of 1995, the Company acquired an 82-bed psychiatric hospital located in South Attleboro, Massachusetts for approximately $3 million. The Company also purchased for approximately $2 million, a majority interest in two separate partnerships which own and operate outpatient surgery centers located in Fayetteville, Arkansas and Somersworth, New Hampshire.

Also during the 1995 second quarter, the Company executed an asset purchase agreement to acquire a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash. The closing of this transaction is expected to occur during the third quarter of 1995.

(7)  SUBSEQUENT EVENTS

Subsequent to the 1995 second quarter, the Company completed the acquisition of Aiken Regional Medical Centers, a 225-bed acute and psychiatric care facility located in Aiken, South Carolina for approximately $44 million in cash, a 104-bed acute care hospital and a 126-bed acute care hospital. The majority of the real estate assets of the 126-bed facility were being leased from Universal Health Realty Income Trust (the "Trust") pursuant to the terms of an operating lease which was scheduled to expire in 2000. In exchange for the real estate assets of the 126-bed acute care hospital, the Company exchanged substitution properties consisting of additional real estate assets owned by the Company but related to three acute care facilities owned by the Trust and operated by the Company. As a result of the divestiture of the two acute care hospitals in connection with the acquisition of Aiken Regional Medical Centers, the Company recorded a $2.7 million pre-tax charge during the second quarter of 1995.

During the third quarter of 1995, the Company completed a $135 million bond issuance. The Senior Notes have an 8.75% coupon rate (9.3% effective rate) and are due in 2005. The notes can be redeemed at a premium on or after August 15, 2000 through August 15, 2002 after which time the notes are redeemable at par. The interest on the bonds will be paid semiannually in arrears on February 15 and August 15 of each year. The net proceeds generated from the bond issuance totaled approximately $131 million.





                          Page Seven of Thirteen Pages

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net revenues for the three and six months ended June 30, 1995 increased $22 million or 11% and $48 million or 12% over the comparable prior year periods, respectively, due primarily to revenue growth at facilities owned during both periods and the acquisition of a 112-bed acute care hospital in November of 1994. Net revenues at hospital facilities owned during both periods increased $10 million or 5% for the three months ended June 30, 1995 and $25 million or 7% for the six months ended June 30, 1995 over the comparable prior year periods, excluding the additional revenues received from the special Medicaid reimbursements received by one of the Company's acute care facilities which participates in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionally high share of the state's low income patients, the hospital became eligible and received additional reimbursements from the state's hospital fund totaling $3.3 million and $3.0 million for the three months ended June 30, 1995 and 1994 and $6.5 million and $6.0 million for the six months ended June 30, 1995 and 1994, respectively. These programs are scheduled to terminate in August, 1995 and the Company cannot predict whether these programs will continue beyond the scheduled termination date. However, management of the Company believes that if the programs are renewed under the terms as currently proposed, the annual reimbursement will not exceed the Company's cost of care administered to qualifying patients under the terms of this plan, estimated to be approximately $4 million per year.

Excluding the net revenue effect of the special Medicare reimbursement programs mentioned above and the expense items included in the three and six month periods ended June 30, 1995 and 1994 described below, earnings before interest, income taxes, depreciation, amortization and lease rental expense (EBITDAR) increased 7% or $2.4 million and 5% or $3.7 million during the three and six month periods ended June 30, 1995 over the comparable prior year periods, respectively. Included in operating expenses for the three and six months ended June 30, 1995 is a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of a 225-bed acute care hospital located in Aiken, South Carolina. Included in operating expenses for the three months ended June 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party which is in default of the lease. In addition to the property write-down, also included in operating expenses for the six months ended June 30, 1994 is approximately $2.5 million of expenses related to the disposition of businesses. Overall operating margins, excluding the special Medicaid reimbursements and unusual expense items mentioned above, were 17.0% and 17.6% for the three month periods ended June 30, 1995 and 1994 and 17.2% and 18.3% for the six month periods ended June 30, 1995 and 1994, respectively. The margin decline resulted primarily from deterioration in payor mix and general industry trends. Pressure on operating margins is expected to continue due to the industry-wide trend away from charge based payors which limits the Company's ability to increase its prices.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals and ambulatory treatment centers accounted for 85% of the consolidated net revenues for each of the three and six month periods ended June 30, 1995 and 84% of the consolidated net revenues for each of the three and six month periods ended June 30, 1994. Net revenues at the Company's acute care hospitals owned during both periods increased 7% during the three months ended June 30, 1995 and 8% during the six months ended June 30, 1995 over the comparable prior year periods, after excluding the revenues received from the special Medicaid reimbursements described above. Despite the continued shift in the delivery of healthcare services to


                          Page Eight of Thirteen Pages
outpatient care, the Company's acute care hospitals owned during both periods experienced a 5% increase in admissions for the three months ended June 30, 1995 and an 8% increase in admissions for the six months ended June 30, 1995 over the comparable prior year periods, and a 2% increase in patient days during the three months ended June 30, 1995 and a 3% increase in patient days during the six months ended June 30, 1995 over the comparable 1994 periods, respectively. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at these hospitals increased 17% during each of the three and six month periods ended June 30, 1995 over the comparable prior year periods and comprised 25% and 24% of the Company's gross patient revenues for the three months ended June 30, 1995 and 1994 and 24% and 23% of the gross patient revenues for the six months ended June 30, 1995 and 1994, respectively. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis and the acquisition of several physician practices. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

In addition, to take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of outpatient surgery and radiation therapy centers. The Company currently operates or manages twenty-four outpatient treatment centers, which have contributed to the increase in the Company's outpatient revenues. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services accounted for 14% of the consolidated net revenues for each of the three and six month periods ended June 30, 1995 and 15% of the consolidated net revenues for each of the three and six month periods ended June 30, 1994. Net revenues at the Company's psychiatric hospitals owned during both periods decreased 3% for the three months ended June 30, 1995 and 1% for the six months ended June 30, 1995 as compared to the comparable prior year periods. Admissions at the Company's psychiatric hospitals owned during both periods decreased 2% during the three months ended June 30, 1995 and increased 5% during the six months ended June 30, 1995 as compared to the comparable 1994 periods. The average length of stay at the Company's behavioral health facilities has continued to decline as a result of changing practices in the delivery of psychiatric care and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's psychiatric hospitals owned during both periods increased 6% and 15% for the three and six months ended June 30, 1995 over the comparable prior year periods and comprised 16% of the Company's behavioral health services gross patient revenues for each of the three and six month periods ended June 30, 1995 as compared to 15% and 14% in the comparable prior year periods.

OTHER OPERATING RESULTS

Depreciation and amortization expense increased $1.4 million and $2.8 million for the three and six months ended June 30, 1995 over the comparable prior year periods, respectively, due primarily to the acquisition of a 112-bed acute care hospital in November of 1994 and additional depreciation expense related to capital expenditures and expansions made in the Company's acute care division.

The effective tax rate was 34% and 39% for the three months ended June 30, 1995 and 1994 and 37% and 39% for the six months ended June 30, 1995 and 1994, respectively. The reduction in the

                          Page Nine of Thirteen Pages

Company's effective tax rate in the 1995 periods as compared to the comparable 1994 periods was attributable to two factors; (i) the financing of employee benefit programs and (ii) the deductibility of previously non-deductible goodwill amortization resulting from the sale of two hospitals.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 47% and 46% of the Company's net patient revenues for the three months ended June 30, 1995 and 1994 and 45% and 44% of the Company's net patient revenues for the six months ended June 30, 1995 and 1994, respectively, excluding the additional revenues from the special Medicaid reimbursement programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals.

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

In addition to the trends described above that continue to have an impact on operating results, there are a number of other, more general factors affecting the Company's businesses. The House of Representatives and the Senate each recently passed bills which would limit the future rate of growth of the Medicare program from 10% annually to 7% annually and in the Medicaid program from 10% annually to 4% annually (as specified in the House of Representatives' plan). The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the State apply for a waiver from current Medicaid regulations to allow it to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such law. However, the Company believes that the delivery of primary care, emergency care, obstetrical services, outpatient surgery, diagnostic and radiation services and psychiatric services will be an integral component of any strategy for controlling healthcare costs and it also believes it is well positioned to provide these services.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $57.2 million during the first six months of 1995 as compared to $35.2 million in the comparable 1994 period. The increase during the 1995 first half as compared to the comparable 1994 period was due primarily to a $7 million increase in net income plus the addback of the non-cash charges (depreciation, amortization and provision for self-insurance reserves), a $15 million reduction in accounts receivable during the first six months of 1995 from the 1994 year end balance as compared to a $1 million reduction in accounts receivable during the first half of 1994 from the 1993 year end balance, and a $3 million decrease in payments made in settlement of self-insurance claims. These favorable increases in net cash provided by operating activities during the first half of 1995 as compared to the comparable prior year period were partially offset by a $5 million increase in income tax payments. The favorable change in accounts receivable during the first six months of 1995 was due primarily to the realization of several large Medicare cost report settlements. The net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.




                           Page Ten of Thirteen Pages

During the first six months of 1995, the Company used $31 million of its operating cash flow to finance capital expenditures, $5 million to purchase an 82-bed psychiatric hospital and a majority interest in two separate partnerships which own two outpatient surgery centers and $19 million to reduce outstanding debt.

During the second quarter of 1995, the Company executed an asset purchase agreement to acquire a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash. The closing of this transaction is expected to occur during the third quarter of 1995. Also, in the third quarter of 1995, the Company acquired a 225-bed acute and psychiatric care hospital in Aiken, South Carolina for approximately $44 million in cash and two acute care facilities. In addition, in connection with the acquisition of Edinburg hospital in 1994, the Company is committed to invest at least an additional $30 million over a ten year period to renovate the existing facility and construct an additional facility. The majority of the purchase price of these acquisitions and other capital additions will be financed using internally generated funds, the proceeds generated from the $135 million bond issuance described below, and funds borrowed under the terms of the Company's $225 million revolving credit and $50 million commercial paper facilities. Including the additional borrowing capacity from the bond issuance and the cash expenditures for the purchase of the 225-bed hospital in Aiken, South Carolina and the 512-bed hospital in Bradenton, Florida, as of June 30, 1995, the Company had approximately $193 million of unused borrowing capacity under the terms of its bond issuance, commercial paper and revolving credit facilities.

During the third quarter of 1995, the Company completed a $135 million bond issuance. The Senior Notes have an 8.75% coupon rate (9.3% effective rate) and are due in 2005. The notes can be redeemed at a premium on or after August 15, 2000 through August 15, 2002 after which time the notes are redeemable at par. The interest on the bonds will be paid semiannually in arrears on February 15 and August 15 of each year. The net proceeds generated from the bond issuance totaled approximately $131 million.





                         Page Eleven of Thirteen Pages

                          PART II.  OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Authorizing Resolution adopted by the Pricing Committee of Universal Health Services, Inc. on August 1, 1995 related to $135 million principal amount of 8 3/4% Senior Notes due 2005.

     10.2 Indenture dated as of July 15, 1995 between Universal Health Services, Inc. and PNC Bank, National Association, Trustee.

(b)  Reports on Form 8-K





11.  Statement re computation of per share earnings is set forth on Page six in
Note 2 of the Notes to Condensed Consolidated Financial Statements.


                All other items of this Report are inapplicable.





                         Page Twelve of Thirteen Pages

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



                                        Universal Health Services, Inc.
                                                  (Registrant)





Date:  August  10, 1995                 /s/ Kirk E. Gorman
                                        ----------------------------
                                        Kirk E. Gorman,  Senior Vice
                                        President and Chief Financial
                                        Officer


                                        (Principal Financial Officer
                                        and Duly Authorized
                                        Officer).





                        Page Thirteen of Thirteen Pages