Form 10-Q
period 1995-09-30
UNIVERSAL HEALTH SERVICES INC
filed 1995-11-13
CIK 352915

================================================================================

                                  FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

 (MARK ONE)
          (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                      OR

          (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ............to..........
                    Commission file number 0-10454

                       UNIVERSAL HEALTH SERVICES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                               23-2077891
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                          UNIVERSAL CORPORATE CENTER
                             367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA   19406
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 1995.

                              Class A          1,090,527
                              Class B         12,628,444
                              Class C            109,622
                              Class D             20,768

================================================================================


                          Page One of Thirteen Pages

                       UNIVERSAL HEALTH SERVICES, INC.

                                  I N D E X


PART I.  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . PAGE NO.

Item 1.  Financial Statements

   Condensed Consolidated Statements of Income -
      Three Months Ended September 30, 1995 and 1994
      Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . .  Three

   Condensed Consolidated Balance Sheets - September 30, 1995
      and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . Four

   Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . Five

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

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Thirteen





                          Page Two of Thirteen Pages

                        PART I.  FINANCIAL INFORMATION

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                   (000's omitted except per share amounts)
                                 (unaudited)




                                                THREE MONTHS                NINE MONTHS
                                            ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                         -------------------------   -------------------------
                                            1995          1994           1995        1994
                                         -------------------------   -------------------------
Net revenues                             $  234,144   $ 191,512       $ 669,024    $ 578,143

Operating charges:
     Operating expenses                      92,068      73,856         260,629      223,773
     Salaries and wages                      83,120      71,143         238,758      211,225
     Provision for doubtful accounts         21,823      16,011          55,065       42,082
     Depreciation and amortization           13,218      10,871          36,276       31,107
     Lease and rental expense                 9,248       8,514          26,796       25,510
     Interest expense, net                    3,368       1,495           6,409        4,673
                                         -----------  ----------      ----------   ----------
                                            222,845     181,890         623,933      538,370
                                         -----------  ----------      ----------   ----------

Income before income taxes                   11,299       9,622          45,091       39,773
Provision for income taxes                    4,070       3,787          16,466       15,498
                                         -----------  ----------      ----------   ----------


NET INCOME                               $    7,229   $   5,835       $  28,625    $  24,275
                                         ===========  ==========      ==========   ==========


Earnings per common
   and common equivalent share:          $     0.51   $    0.41       $    2.04    $    1.70
                                         ===========  ==========      ==========   ==========

Weighted average number of
   common shares and equivalents:            14,058      14,314          14,004       14,490
                                         ===========  ==========      ==========   ==========




 See accompanying notes to these condensed consolidated financial statements.




                         Page Three of Thirteen Pages

               UNIVERSAL HEALTH SERVICES,INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (000's omitted)

                                                 September 30,    December 31,
                                                 -------------    ------------
                                                     1995             1994
                                                     ----             ----
                                                 (Unaudited)
                                                 -----------
        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                   $        156    $        780
    Accounts receivable, net                          91,647          84,818
    Supplies                                          19,350          15,723
    Deferred income taxes                             19,861          12,942
    Other current assets                               4,731           4,126
                                                -------------   -------------
          Total current assets                       135,745         118,389
                                                -------------   -------------

Property and equipment                               664,787         596,702
Less: accumulated depreciation                      (256,897)       (265,059)
                                                -------------   -------------
                                                     407,890         331,643
                                                -------------   -------------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                140,860          38,762
    Deferred income taxes                             10,947           2,742
    Deferred charges                                  10,534           1,527
    Other                                             35,895          28,429
                                                -------------   -------------
                                                     198,236          71,460
                                                -------------   -------------
                                                $    741,871    $    521,492
                                                =============   =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt        $      7,367    $      7,236
    Accounts payable and accrued liabilities         115,289          92,129
    Federal and state taxes                            5,775           4,417
                                                -------------   -------------
          Total current liabilities                  128,431         103,782
                                                -------------   -------------

Other noncurrent liabilities                          78,223          71,956
                                                -------------   -------------
Long-term debt, net of current maturities            244,830          85,125
                                                -------------   -------------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 1,090,527 shares
      outstanding in 1995, 1,090,527 in 1994              11              11
    Class B Common Stock, 12,628,189 shares
      outstanding in 1995, 12,591,854 in 1994            126             126
    Class C Common Stock, 109,622 shares
      outstanding in 1995, 109,622 in 1994                 1               1
    Class D Common Stock, 21,023 shares
      outstanding in 1995, 22,769 in 1994                  0               0
    Capital in excess of par, net of deferred
      compensation of $278,000 in 1995
      and $414,000 in 1994                            89,428          88,295
    Retained earnings                                200,821         172,196
                                                -------------   -------------
                                                     290,387         260,629
                                                -------------   -------------
                                                $    741,871    $    521,492
                                                =============   =============

 See accompanying notes to these condensed consolidated financial statements.

                         Page Four of Thirteen Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (000's omitted - unaudited)

                                                                     NINE MONTHS ENDED
                                                                     -----------------
                                                                       SEPTEMBER 30,
                                                                       -------------
                                                                     1995          1994
                                                                -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $28,625        $24,275
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                     36,276         31,107
   Provision for self-insurance reserves                           11,106          7,797
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                             14,927          3,014
   Accrued interest                                                    (6)        (1,487)
   Accrued and deferred income taxes                              (13,766)       (10,054)
   Other working capital accounts                                   8,684          5,816
   Other assets and deferred charges                               (7,377)        (3,482)
   Other                                                            1,515          5,314
   Payments made in settlement of self-insurance claims            (5,349)        (7,567)
                                                                ----------    -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        74,635         54,733
                                                                ----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                          (38,473)       (38,712)
   Acquisition of businesses, net of divestitures                (187,346)        (5,084)
   Acquisition of assets held for lease                            (3,062)        (6,638)
                                                                ----------    -----------
  NET CASH USED IN INVESTING ACTIVITIES                          (228,881)       (50,434)
                                                                ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings, net of financing costs                  152,662         10,614
   Reduction of long-term debt                                          0        (13,247)
   Issuance of common stock                                           960            971
   Repurchase of common shares                                          0         (2,221)
                                                                ----------    -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             153,622         (3,883)
                                                                ----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (624)           416
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        780            569
                                                                ----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $156           $985
                                                                ==========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                    $6,415         $6,160
                                                                ==========    ===========

  Income taxes paid, net of refunds                               $30,232        $25,552
                                                                ==========    ===========


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

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The earnings per share for the first three months of the nine month period ended September 30, 1994 have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 451,233.

(3)  UNUSUAL ITEMS

Included in net revenues for each of the three month periods ended September 30, 1995 and 1994 was $3.1 million of additional revenues received from special Medicaid reimbursements received by two of the Company's acute care facilities which participate in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionally high share of the state's low income patients, the hospitals became eligible and received additional reimbursement from the state's disproportionate share hospital fund. Pursuant to the recently approved terms of this program covering the period of September, 1995 through August, 1996, future revenues earned in accordance with this plan will be reduced to approximately $7 million per year. This program is scheduled to expire in August, 1996 and the Company can not predict whether this program will continue beyond the scheduled termination date.

Included in net revenues for the nine month period ended September 30, 1995 is $10.6 million of additional revenues received from the special Medicaid reimbursement program mentioned above. Included in operating expenses during the 1995 nine month period is a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of the 225-bed acute and psychiatric hospital located in Aiken, South Carolina.

Included in net revenues for the nine month period ended September 30, 1994 is $9.1 million of additional revenues received from the special Medicaid reimbursement program. Included in operating expenses for the nine months ended June 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease, a $1.1 million favorable adjustment made to reduce the Company's workers' compensation reserves and $2.5 million of expenses related to the disposition of businesses.





                          Page Six of Thirteen Pages

(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $22 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.

(6)  ACQUISITIONS, DIVESTITURES AND DEBT ISSUANCE

During the third quarter of 1995, the Company completed the acquisition of Aiken Regional Medical Centers, a 225-bed acute care facility located in Aiken, South Carolina for approximately $44 million in cash, a 104-bed acute care hospital and a 126-bed acute care hospital. The majority of the real estate assets of the 126-bed facility were being leased from Universal Health Realty Income Trust (the "Trust") pursuant to the terms of an operating lease which was scheduled to expire in 2000. In exchange for the real estate assets of the 126-bed acute care hospital, the Company exchanged substitution properties consisting of additional real estate assets owned by the Company but related to three acute care facilities which are operated by the Company but the real estate of which is owned by the Trust. As a result of the divestiture of the two acute care hospitals in connection with the acquisition of Aiken Regional Medical Centers, the Company recorded a $2.7 million pre-tax charge during the second quarter of 1995.

Also during the quarter, the Company completed the acquisition of a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash.

During the third quarter of 1995, the Company completed a $135 million issuance of Senior Notes. The Senior Notes have an 8.75% coupon rate (9.2% effective rate including amortization of interest rate swap termination fees and amortization of bond discount) and are due in 2005. The notes can be redeemed at a premium on or after August 15, 2000 through August 15, 2002 after which time the notes are redeemable at par. The interest on the bonds will be paid semiannually in arrears on February 15 and August 15 of each year. The net proceeds generated from the Senior Note issuance totaled approximately $131 million and were used to finance the acquisitions described above.

(7)  SUBSEQUENT EVENT

Subsequent to the third quarter of 1995, the Company sold the operations and majority of assets of a 202-bed acute care hospital located in Plantation, Florida for cash proceeds of approximately $20 million. The sale resulted in a post-tax gain of approximately $5 million which will be recorded during the fourth quarter of 1995.





                         Page Seven of Thirteen Pages

ITEM 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net revenues for the three and nine months ended September 30, 1995 increased $43 million or 22% and $91 million or 16% over the comparable prior year periods, respectively, due primarily to: (i) the acquisition of a 112-bed acute care hospital in November of 1994; (ii) the acquisitions of a 225-bed acute care facility and a 512-bed acute care facility acquired during the third quarter of 1995 and; (iii) revenue growth at facilities owned during both periods. Net revenues at acute care and behavioral health services hospital facilities owned during both periods increased $9 million or 6% for the three months ended September 30, 1995 and $35 million or 7% for the nine months ended September 30, 1995 over the comparable prior year periods, excluding the additional revenues received from the special Medicaid reimbursements received by two of the Company's acute care facilities which participate in the Texas Medical Assistance Program, as described in Note 3.

Excluding the net revenue effect of the special Medicaid reimbursement programs and the unusual expense items included in the three and nine month periods ended September 30, 1995 and 1994 described below, earnings before interest, income taxes, depreciation, amortization and lease rental expense (EBITDAR) increased 24% or $6.6 million and 10% or $9.3 million during the three and nine month periods ended September 30, 1995 over the comparable prior year periods, respectively. Included in operating expenses for the nine months ended September 30, 1995 is a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of the 225-bed acute hospital located in Aiken, South Carolina. Included in operating expenses for the nine months ended September 30, 1994 is a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party which is in default of the lease, a $1.1 million favorable adjustment made to reduce the Company's workers' compensation reserves and $2.5 million of expenses related to the disposition of businesses. Overall operating margins, excluding the special Medicaid reimbursements and unusual expense items mentioned above, were 14.7% and 14.6% for the three month periods ended September 30, 1995 and 1994 and 16.2% and 16.9% for the nine month periods ended September 30, 1995 and 1994, respectively.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals and ambulatory treatment centers accounted for 86% of the consolidated net revenues for each of the three and nine month periods ended September 30, 1995 and 85% of the consolidated net revenues for each of the three and nine month periods ended September 30, 1994.





                         Page Eight of Thirteen Pages

Net revenues at the Company's acute care hospitals owned during both periods increased 7% during the three months ended September 30, 1995 and 8% during the nine months ended September 30, 1995 over the comparable prior year periods, after excluding the revenues received from the special Medicaid reimbursements. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals owned during both periods experienced a 10% increase in admissions and a 6% increase in patient days for the three months ended September 30, 1995, and a 9% increase in admissions and a 4% increase in patient days for the nine months ended September 30, 1995 over the comparable prior year periods, respectively. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at the hospitals owned during both periods increased 12% and 18% during the three and nine months ended September 30, 1995 over the comparable prior year periods, respectively, and comprised 24% and 25% of the Company's gross patient revenues for the three months ended September 30, 1995 and 1994 and 24% of gross patient revenues for each of the nine month periods ended September 30, 1995 and 1994, respectively. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations
(PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

In addition, to take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of outpatient surgery and radiation therapy centers. The Company currently operates or manages twenty-five outpatient treatment centers, which have contributed to the increase in the Company's outpatient revenues. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services accounted for 13% and 14% of the consolidated net revenues for the three and nine month periods ended September 30, 1995 and 14% and 15% of the consolidated net revenues for the three and nine month periods ended September 30, 1994. Net revenues at the Company's behavioral health services hospitals owned during both periods remained relatively unchanged for the three and nine months ended September 30, 1995 as compared to the comparable prior year periods. Admissions at the Company's behavioral health services hospitals owned during both periods increased 2% and patient days increased 3% during the three months ended September 30, 1995, and admissions increased 4% and patient days increased 1% during the nine months ended September 30, 1995 over the comparable prior year periods, respectively. The average length of stay at these facilities, which decreased 3% for the nine months ended September 30, 1995, remained relatively unchanged for the three months ended September 30, 1995 as compared to the comparable prior year periods, respectively. The reduction in the average length of stay for the nine months of 1995 as compared to the first half of 1994 is a result of changing practices in the delivery of psychiatric care and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs.


                         Page Nine of Thirteen Pages

The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services hospitals owned during both periods increased 6% and 12% for the three and nine months ended September 30, 1995 over the comparable prior year periods and comprised 16% of the Company's behavioral health services gross patient revenues for each of the three and nine month periods ended June 30, 1995 as compared to 15% and 14% in the comparable prior year periods, respectively.


OTHER OPERATING RESULTS

Depreciation and amortization expense increased $2.3 million and $5.2 million for the three and nine months ended September 30, 1995 over the comparable prior year periods, respectively, due primarily to: (i) the acquisition of a 112-bed acute care hospital in November of 1994; (ii) the third quarter of 1995 acquisitions of a 225-bed acute and psychiatric care facility and a 512-bed acute care facility and; (iii) additional depreciation expense related to capital expenditures and expansions made in the Company's acute care division.

The effective tax rate was 36% and 39% for the three months ended September 30, 1995 and 1994 and 37% and 39% for the nine months ended September 30, 1995 and 1994, respectively. The reduction in the Company's effective tax rate in the 1995 periods as compared to the comparable 1994 periods was attributable to two factors: (i) the financing of employee benefit programs and; (ii) the deductibility of previously non-deductible goodwill amortization resulting from the sale of two hospitals.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 46% and 42% of the Company's net patient revenues for the three months ended September 30, 1995 and 1994 and 46% and 43% of the Company's net patient revenues for the nine months ended September 30, 1995 and 1994, respectively, excluding the additional revenues from the special Medicaid reimbursement programs. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for psychiatric hospitals.

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

In addition to the trends described above that continue to have an impact on operating results, there are a number of other, more general factors affecting the Company's business. Both the House of Representatives and the Senate have passed legislation providing for substantial Medicare savings over a seven year period, including reductions in payments to hospitals, which would limit the rate of growth of the program.


                          Page Ten of Thirteen Pages

The House of Representatives and the Senate bills have not yet been reconciled and the ultimate legislation will be subject to Presidential approval. The Company cannot predict what new legislation may ultimately be enacted, and if enacted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $74.6 million during the first nine months of 1995 as compared to $54.7 million in the comparable 1994 period. The increase during the 1995 first nine months as compared to the comparable 1994 period was due primarily to a $13 million increase in net income plus the addback of the non-cash charges (depreciation, amortization and provision for self-insurance reserves), a $15 million reduction in accounts receivable during the first nine months of 1995 from the 1994 year end balance as compared to a $3 million reduction in accounts receivable during the first nine months of 1994 from the 1993 year end balance. These favorable increases in net cash provided by operating activities during the first nine months of 1995 as compared to the comparable prior year period were partially offset by a $5 million increase in income tax payments. The favorable change in accounts receivable during the first nine months of 1995 was due primarily to the realization of several large Medicare cost report settlements. The net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.

During the first nine months of 1995, the Company used its operating cash flow and additional borrowed funds ($227 million) primarily to: (i) purchase the 225-bed acute care hospital located in Aiken, SC and the 512-bed acute care hospital located in Bradenton, FL ($183 million) and; (ii) to finance capital expenditures ($38 million).

During the third quarter of 1995, the Company completed the acquisitions of a 225-bed acute and psychiatric hospital and a 512-bed acute care hospital in exchange for $183 million in cash and a 104-bed acute care facility and a 126-bed acute care hospital (see Note 6). In connection with the acquisition of Edinburg hospital in 1994, the Company is committed to invest at least an additional $30 million over a ten year period to renovate the existing facility and construct an additional facility.

During the third quarter of 1995, the Company completed a $135 million issuance of Senior Notes. The Senior Notes have an 8.75% coupon rate (9.2% effective rate including amortization of interest rate swap termination fees and amortization of bond discount) and are due in 2005. The notes can be redeemed at a premium on or after August 15, 2000 through August 15, 2002 after which time the notes are redeemable at par. The interest on the Notes will be paid semiannually in arrears on February 15 and August 15 of each year. The net proceeds generated from the Note issuance totaled approximately $131 million and were used to finance the acquisitions as described in Note 6.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. As of September 30, 1995, the Company had approximately $200 million of unused borrowing capacity under its commercial paper and revolving credit facilities.

                        Page Eleven of Thirteen Pages

                         PART II.  OTHER INFORMATION

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.1 Financial Data Schedule

(b) Reports on Form 8-K:

      A current report on Form 8-K dated and filed on September 15, 1995, and amended on Form 8-K/A dated and filed on October 5, 1995, reporting the acquisition of substantially all of the assets and operations of Manatee Memorial Hospital under Item 2. The following financial information was provided under Item 7: (i) the audited Financial Statements of Manatee Hospitals and Health Systems, Inc. as of and for the Years ended August 31, 1994 and 1993, incorporated by reference to pages F-31 to F-45 of the Company's Registration Statement on Form S-3, File No. 33-60287, declared effective on July 18, 1995; (ii) the unaudited interim combined financial statements of Manatee Hospitals and Health Systems, Inc. as of and for the Ten Months ended June 30, 1995 and 1994; (iii) the Pro Forma Condensed Consolidated Income Statement for year ended December 31, 1994 for Universal Health Services, Inc. and Subsidiaries, incorporated by reference to page S-4 of the Company's Registration Statement on Form S-3, File No. 33-60287, declared effective on July 18,1995, and ; (iv) the Pro Forma Balance Sheet and Condensed Consolidated Income Statement for Universal Health Services, Inc. and Subsidiaries as of and for the Six Months ended June 30, 1995.


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


                                 Universal Health Services, Inc.
                                         (Registrant)





Date:  November  10, 1995        /s/ Kirk E. Gorman
                                 -------------------------------------------
                                 Kirk E. Gorman, Senior Vice President and
                                 Chief Financial Officer


                                 (Principal Financial Officer and Duly
                                  Authorized Officer).





                       Page Thirteen of Thirteen Pages