Form 10-K405
period 1995-12-31
UNIVERSAL HEALTH SERVICES INC
filed 1996-03-28
CIK 352915

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------
(MARK ONE)
           /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                       OR
         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM                         TO

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

          UNIVERSAL CORPORATE CENTER
             367 SOUTH GULPH ROAD
                P.O. BOX 61558
        KING OF PRUSSIA, PENNSYLVANIA                           19406-0958
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 768-3300
                         ------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
     CLASS B COMMON STOCK, $.01 PAR VALUE                NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      CLASS D COMMON STOCK, $.01 PAR VALUE
                             (TITLE OF EACH CLASS)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            YES 'X'        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of February 1, 1996, was 1,090,527, 12,671,261, 109,622, and 20,356, respectively.

The aggregate market value of voting stock held by non-affiliates at February 1, 1996 was $644,919,328.88. (For purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995 (incorporated by reference under Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The principal business of Universal Health Services, Inc. (together with its subsidiaries, the "Company") is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. Presently, the Company operates 29 hospitals, consisting of 14 acute care hospitals and 15 behavioral health centers, in Arkansas, California, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Missouri, Nevada, Pennsylvania, South Carolina, Texas and Washington. The Company, as part of its Ambulatory Treatment Centers Division, owns outright, or in partnership with physicians, and operates or manages 26 surgery and radiation oncology centers located in 15 states.

     Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic care, coronary care, pediatric services and psychiatric services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, data processing, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

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

RECENT AND PROPOSED ACQUISITIONS AND DEVELOPMENT ACTIVITIES

     The Company has an agreement for or has recently consummated a number of acquisitions. In November 1994, the Company acquired Edinburg Hospital, a 112-bed acute care hospital located in Edinburg, Texas, which is in close proximity to McAllen, Texas, for $11.3 million and the assumption of liabilities totalling $2.2 million. In addition, the Company has agreed to construct and has acquired the land for a 100-bed hospital in Edinburg. This acquisition and development of the new hospital will enable the Company to enhance its presence in McAllen, where it currently operates the 475-bed McAllen Medical Center.

     In May 1995, the Company acquired Fuller Memorial Psychiatric Hospital, an 82-bed behavioral health center, for approximately $3 million. Fuller, located in southeastern Massachusetts and in close proximity to two of the Company's other behavioral health centers and its eleven day-treatment clinics, will augment the Company's ability to serve additional patients in southeastern Massachusetts.

     In July 1995, the Company exchanged the operations and fixed assets of Westlake Medical Center, a 126-bed acute care hospital located in Westlake, California, and Dallas Family Hospital, a 104-bed acute care hospital in Dallas, Texas, and approximately $44 million in cash, for Aiken Regional Medical Centers, a

225-bed medical center complex in Aiken, South Carolina, formerly owned by a subsidiary of Columbia/HCA Healthcare Corporation. In September 1995, the Company purchased substantially all the assets of Manatee Memorial Hospital, a 512-bed acute care hospital, located in Bradenton, Florida, for $139 million in cash.

     The Company is developing, with the participation of Howard Hughes Corporation, a medical complex including a 129-bed acute care hospital, an ambulatory surgery center, a medical office building and a diagnostic center in the community of Summerlin, Nevada, in western Las Vegas. These facilities are expected to open in various stages during 1996 and 1997.

     In February 1996, the Company entered into an agreement with the Amarillo Hospital District to purchase Northwest Texas Health Systems, a 360-bed medical complex located in Amarillo, Texas. The closing of the transaction, which is expected to be completed during the second quarter of 1996, is subject to the receipt of various regulatory approvals and other conditions. This acquisition will provide the Company with a modern facility in a new market. Northwest Texas Health is a market leader and is one of two hospitals located in Amarillo.

     In 1995, the Company continued to add to its Ambulatory Treatment Centers Division and acquired, in partnership with physicians, additional free-standing ambulatory surgery centers located in Fayetteville, Arkansas; Somersworth, New Hampshire; and Waltham, Massachusetts. Also, as part of this Division, the Company agreed to manage the operations of, and purchase a majority interest in, a partnership which leases fixed assets to a radiation therapy center in Louisville, Kentucky.

     The Company also selectively expanded its operations at certain of its existing facilities; McAllen Medical Center in McAllen, Texas, completed construction of a new cardiac care unit, adding 21 beds and nearly doubling the unit's present capacity; River Parishes Hospital in LaPlace, Louisiana, completed construction of a 40,000 square foot medical office building; and Wellington Regional Medical Center in West Palm Beach, Florida, completed expansion of their emergency department, more than doubling its size and adding pediatric and rapid care rooms.

     In keeping with its strategy to exit crowded markets, the Company sold Universal Medical Center in Plantation, Florida, to OrNda HealthCorp. on October 31, 1995, for $20 million cash.

BED UTILIZATION AND OCCUPANCY RATES

     The following table shows the bed utilization and occupancy rates for the hospitals operated by the Company for the years indicated, excluding information relating to hospitals no longer owned by the Company as of December 31, 1995 and including the information for the following acquisitions made during 1994 and 1995: (i) a 112-bed acute care hospital located in Edinburg, Texas; (ii) an 82-bed psychiatric hospital located in South Attleboro, Massachusetts; (iii) a 225-bed acute care hospital located in Aiken, South Carolina, and; (iv) a 512-bed acute care hospital located in Bradenton, Florida. Accordingly, the information is presented on a basis different from that used in preparing the historical financial information included in this Report.

                                                1995       1994       1993       1992       1991
                                               -------    -------    -------    -------    -------
Average Licensed Beds........................    4,073      4,015      3,946      3,851      3,765
Average Available Beds(1)....................    3,866      3,784      3,709      3,561      3,526
Hospital Admissions..........................  117,892    109,715    102,734     97,331     96,170
Average Length of Patient Stay (Days)........      6.0        6.3        6.7        7.2        7.5
Patient Days(2)..............................  712,344    691,466    688,338    696,405    721,036
Occupancy Rate(3):
  Licensed Beds..............................       48%        47%        48%        49%        52%
  Available Beds.............................       50%        50%        51%        53%        56%

---------------

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

     Valley Hospital Medical Center in Las Vegas, Nevada contributed 18%, 19% and 16% of the Company's net revenues and 30%, 35% and 32% of the Company's earnings before interest, income taxes, depreciation, amortization, lease and rental expense and nonrecurring transactions (EBITDAR), for the three years ended December 31, 1995, 1994 and 1993, respectively, excluding the effect of the special Medicaid reimbursements received at two of the Company's Texas acute care hospitals of $12.6 million, $12.7 million and $13.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. McAllen Medical Center in McAllen, Texas contributed 20%, 21% and 18% of the Company's net revenues and 36%, 35% and 32% of the Company's EBITDAR, for the years ended December 31, 1995, 1994 and 1993, respectively, excluding the special Medicaid reimbursements mentioned above.

     The following table shows approximate percentages of net patient revenue derived by the Company's hospitals owned as of December 31, 1995 since their respective dates of acquisition by the Company from third party sources, excluding the effect of special Medicaid reimbursements received at the Company's Texas acute care hospitals of $12.6 million in 1995, $12.7 million in 1994, $13.5 million in 1993 and $29.8 million in 1992, and from all other sources during the five years ended December 31, 1995.

                                                          PERCENTAGE OF NET PATIENT REVENUES
                                                     ---------------------------------------------
                                                     1995      1994      1993      1992      1991
                                                     -----     -----     -----     -----     -----
Third Party Payors:
  Medicare.........................................   35.0%     32.7%     32.1%     32.2%     29.7%
  Medicaid.........................................   12.5%     11.8%     10.4%      7.1%      4.9%
                                                     -----     -----     -----     -----     -----
  TOTAL............................................   47.5%     44.5%     42.5%     39.3%     34.6%
Other Sources (including patients and private
  insurance carriers)..............................   52.5%     55.5%     57.5%     60.7%     65.4%
                                                     -----     -----     -----     -----     -----
                                                       100%      100%      100%      100%      100%

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

     In addition to Federal health reform efforts, several states have adopted or are considering healthcare reform legislation. Several states are planning to consider wider use of managed care for their Medicaid populations and providing coverage for some people who presently are uninsured. The enactment of Medicaid managed care initiatives is designed to provide low-cost coverage. The Company currently operates three behavioral health centers with a total of 268 beds in Massachusetts, which has mandated hospital rate-setting. The Company also operates three hospitals containing an aggregate of 688 beds in Florida that are subject to a mandated form of rate-setting if increases in hospital revenues per admission exceed certain target percentages. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver.

     Pursuant to Federal legislation, in general, the Federal government is required to match state funds applied to state Medicaid programs. Several states had programs under which certain hospital providers were taxed to generate Medicaid funds which must be matched by the Federal government. New legislation passed by Congress on November 27, 1991, limited each state's use of provider taxes after 1994. State programs involving provider taxes in which UHS' hospitals are participants were in place in Texas, Louisiana, Missouri, and Nevada. The Louisiana, Missouri and Nevada programs expired during 1994 and 1995, and the Texas program is scheduled to expire in August 1996.

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

     In 1991, 1992 and 1993, the Inspector General of the Department of Health and Human Services ("HHS") issued regulations which provide for "safe harbors"; if an arrangement or transaction meets each of the stipulations established for a particular safe harbor, the arrangement will not be subject to challenge by the Inspector General. If an arrangement does not meet the safe harbor criteria, it will be analyzed under its particular facts and circumstances to determine whether it violates the Medicare anti-kickback statute which prohibits, in general, fraudulent and abusive practices, and enforcement action may be taken by the Inspector General. In addition to the investment interests safe harbor, other safe harbors include space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, warranties, employees, discounts and group purchasing arrangements, among others.

     The Company does not anticipate that either the OBRA provisions or the safe harbor regulations will have material adverse effects upon its operations.

     Several states, including Florida and Nevada, have passed legislation which limits physician ownership in medical facilities providing imaging services, rehabilitation services, laboratory testing, physical therapy and other services. This legislation is not expected to significantly affect the Company's operations.

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

     Health planning statutes and regulatory mechanisms are in place in many states in which the Company operates. These provisions govern the distribution of healthcare services, the number of new and replacement hospital beds, administer required state CON laws, contain healthcare costs, and meet the priorities established therein. Significant CON reforms have been proposed in a number of states, including increases in the capital spending thresholds and exemptions of various services from review requirements. The Company is unable to predict the impact of these changes upon its operations.

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

     The Company's healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. In 1988, Congress passed the Medical Waste Tracking Act. Infectious waste generators, including hospitals, now face substantial penalties for improper arrangements regarding disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of $150,000 per day, imprisonment, and remedial costs. The comprehensive legislation establishes programs for medical waste treatment and disposal in designated states. The legislation also provides for sweeping inspection authority in the Environmental Protection Agency, including monitoring and testing. The Company believes that its disposal of such wastes is in compliance with all state and federal laws.

MEDICAL STAFF AND EMPLOYEES

     The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. Each of the Company's hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital. The Company's facilities had approximately 12,000 employees at December 31, 1995, of whom 9,000 were employed full-time.

     614 of the Company's employees at four of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Registered nurses at Auburn Regional Medical Center located in Washington State, are represented by the Washington State Nurses Association, the practical nurses at Auburn are represented by the United Food and Commercial Workers and licensed practical nurses at Auburn are represented by the Service Employees International Union, Local 6. In addition, at Auburn, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at HRI Hospital in Boston are represented by the Service Employees International Union. All full-time and regular part-time professional employees of La Amistad Residential Treatment Center in Maitland, Florida are represented by the United Nurses of Florida/United Health Care Employees Union. The Company believes that its relations with its employees are satisfactory.

COMPETITION

     In all geographical areas in which the Company operates, there are other hospitals which provide services comparable to those offered by the Company's hospitals, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Company's hospitals. Certain of the Company's competitors have greater financial resources, are better equipped and offer a broader range of services than the Company. Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the healthcare marketplace. In recent years, competition among healthcare providers for patients has intensified as hospital occupancy rates in the United States have declined due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures, a shift toward outpatient treatment and an increasing supply of physicians. The Company's strategies are designed, and management believes that its facilities are positioned, to be competitive under these changing circumstances.

LIABILITY INSURANCE

     Most of the Company's subsidiaries are self-insured for general liability risks for claims limited to $5 million per occurrence and for professional liability risks for claims limited to $25 million per occurrence. Coverage in excess of these limits up to $100 million is maintained with major insurance carriers. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks.

     Effective January 1, 1996, the Company's self-insured subsidiaries purchased general and professional liability insurance coverage for a three year term with a commercial insurer. These policies include coverage for claims in excess of $5 million and limited to $25 million per occurrence and have an unlimited aggregate. Although the Company feels that it currently has adequate insurance coverage, the commercial policies are limited to one-year terms and require annual renegotiation or replacement. The Company has no assurance that it will be able to maintain such insurance in the future on terms acceptable to the Company.

RELATIONS WITH UNIVERSAL HEALTH REALTY INCOME TRUST

     The Company serves as advisor to Universal Health Realty Income Trust ("UHT"), which leases to the Company the real property of 7 facilities operated by the Company. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of February 1, 1996, the Company owned 8% of UHT's outstanding shares and the Company currently has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

                     NAME AND AGE                         PRESENT POSITION WITH THE COMPANY
------------------------------------------------------  -------------------------------------
Alan B. Miller (58)...................................  Director, Chairman of the Board,
                                                        President and Chief Executive Officer
Kirk E. Gorman (45)...................................  Senior Vice President and Chief
                                                        Financial Officer
Richard C. Wright (48)................................  Vice President
Thomas J. Bender (43).................................  Vice President
Michael G. Servais (49)...............................  Senior Vice President
Steve G. Filton (38)..................................  Vice President and Controller
Sidney Miller (69)....................................  Director and Secretary

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

     Mr. Servais was elected Senior Vice President of the Company in January 1996, and has served as Vice President of the Company since January 1994, Assistant Vice President of the Company since January 1993, and Group Director since December 1990. Prior thereto, he served as President of Jupiter Hospital Corporation, and Vice President of Operations of American Health Group International.

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

FACILITIES

     The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of beds, for each of the Company's facilities:

                              ACUTE CARE HOSPITALS

                                                                        NUMBER       OWNERSHIP
            NAME OF FACILITY                       LOCATION             OF BEDS      INTEREST
Aiken Regional Medical Centers..........  Aiken, South Carolina           225          Owned
Auburn Regional Medical Center..........  Auburn, Washington              149          Owned
Chalmette Medical Center(1).............  Chalmette, Louisiana            118         Leased
Doctors' Hospital of Shreveport(2)......  Shreveport, Louisiana           136         Leased
Edinburg Hospital.......................  Edinburg, Texas                 112          Owned
Inland Valley Regional Medical
  Center(1).............................  Wildomar, California             80         Leased
Manatee Memorial Hospital...............  Bradenton, Florida              512          Owned
McAllen Medical Center(1)...............  McAllen, Texas                  475         Leased
Northern Nevada Medical Center(3).......  Sparks, Nevada                  150          Owned
Northwest Texas Health Systems..........  Amarillo, Texas                 360       Acquisition
                                                                                      Pending
River Parishes Hospitals(4).............  LaPlace and Chalmette,          216      Leased/Owned
                                            Louisiana
Valley Hospital Medical Center..........  Las Vegas, Nevada               398          Owned
Victoria Regional Medical Center........  Victoria, Texas                 147          Owned
Wellington Regional Medical Center(1)...  West Palm Beach, Florida        120         Leased

                           BEHAVIORAL HEALTH CENTERS

                                                                        NUMBER       OWNERSHIP
            NAME OF FACILITY                       LOCATION             OF BEDS      INTEREST
The Arbour Hospital.....................  Boston, Massachusetts           118          Owned
The BridgeWay(1)........................  North Little Rock, Arkansas      70         Leased
Del Amo Hospital........................  Torrance, California            166          Owned
Forest View Hospital....................  Grand Rapids, Michigan           62          Owned
Fuller Memorial Psychiatric Hospital....  South Attleboro,                 82          Owned
                                            Massachusetts
Glen Oaks Hospital......................  Greenville, Texas                54          Owned
HRI Hospital............................  Brookline, Massachusetts         68          Owned
KeyStone Center(5)......................  Wallingford, Pennsylvania        84          Owned
La Amistad Residential Treatment
  Center................................  Maitland, Florida                58          Owned
Meridell Achievement Center(1)..........  Austin, Texas                   114         Leased
The Pavilion............................  Champaign, Illinois              46          Owned
River Crest Hospital....................  San Angelo, Texas                80          Owned
River Oaks Hospital.....................  New Orleans, Louisiana          126          Owned
Turning Point Hospital(5)...............  Moultrie, Georgia                59          Owned
Two Rivers Psychiatric Hospital.........  Kansas City, Missouri            80          Owned

                           AMBULATORY SURGERY CENTERS

                  NAME OF FACILITY(7)                                  LOCATION
Arkansas Surgery Center of Fayetteville................   Fayetteville, Arkansas
Corona Outpatient Surgery Center.......................   Corona, California
Goldring Surgical and Diagnostic Center................   Las Vegas, Nevada
M.D. Physicians Surgicenter of Midwest City............   Midwest City, Oklahoma
Outpatient Surgical Center of Ponca City...............   Ponca City, Oklahoma
St. George Surgical Center.............................   St. George, Utah
Seacoast Outpatient Surgical Center....................   Somersworth, New Hampshire
Surgery Centers of the Desert..........................   Rancho Mirage, California Palm
                                                            Springs, California
The Surgery Center of Chalmette........................   Chalmette, Louisiana
Surgery Center of Littleton............................   Littleton, Colorado
Surgery Center of Springfield..........................   Springfield, Missouri
Surgery Center of Texas................................   Odessa, Texas
Surgical Center of New Albany..........................   New Albany, Indiana
Surgery Center of Waltham..............................   Waltham, Massachusetts

                           RADIATION ONCOLOGY CENTERS

                   NAME OF FACILITY                                    LOCATION
Auburn Regional Center for Cancer Care.................   Auburn, Washington
Bluegrass Cancer Center(6).............................   Frankfort, Kentucky
Bowling Green Radiation Therapy(6).....................   Bowling Green, Kentucky
Carolina Cancer Center.................................   Aiken, South Carolina
Columbia Radiation Oncology Center.....................   Washington, D.C.
Danville Radiation Therapy Center(6)...................   Danville, Kentucky
Glasgow Radiation Therapy(6)...........................   Glasgow, Kentucky
Louisville Radiation Oncology Center(6)................   Louisville, Kentucky
Madison Radiation Therapy(8)...........................   Madison, Indiana
McAllen Medical Center Cancer Institute................   McAllen, Texas
Regional Cancer Center at Wellington...................   West Palm Beach, Florida
Southern Indiana Radiation Therapy(8)..................   Jeffersonville, Indiana

                       SPECIALIZED WOMEN'S HEALTH CENTERS

                   NAME OF FACILITY                                    LOCATION
Renaissance Women's Center of Edmond...................   Edmond, Oklahoma

------------

     (1) Real property leased from UHT.

     (2) Real property leased with an option to purchase.

     (3) General partnership interest in limited partnership.

     (4) Includes Chalmette Hospital, a 114-bed rehabilitation facility. The Company owns the LaPlace real property and leases the Chalmette real property from UHT.

     (5) Addictive disease facility.

     (6) Managed Facility. A partnership, in which the Company is the general partner, owns the real property.

     (7) Each facility other than Goldring Surgical and Diagnostic Center and The Surgery Center of Chalmette are owned in partnership form with the Company owning general and limited partnership interests in a limited partnership. The real property is leased from third parties.

     (8) A partnership, in which the Company is the general partner, owns the real property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1995 to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     See Item 6, Selected Financial Data

ITEM 6.  SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31               1995           1994            1993           1992           1991
-------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
  Net revenues.............  $931,126,000   $782,199,000    $761,544,000   $731,227,000    $691,619,000
  Net income...............  $ 35,484,000   $ 28,720,000    $ 24,011,000   $ 20,020,000    $ 20,319,000
  Net margin...............           3.8%           3.7%            3.2%           2.7%            2.9%
  Return on average
     equity................          12.4%          11.8%           11.2%          10.3%           11.6%
FINANCIAL DATA
  Cash provided by
     operating
     activities............  $ 91,749,000   $ 60,624,000    $ 84,640,000   $ 81,731,000    $ 47,190,000
  Capital
     expenditures(1).......  $ 65,695,000   $ 48,652,000    $ 52,690,000   $ 40,554,000    $ 29,926,000
  Total assets.............  $748,051,000   $521,492,000    $460,422,000   $472,427,000    $500,706,000
  Long-term borrowings.....  $237,086,000   $ 85,125,000    $ 75,081,000   $114,959,000    $127,235,000
  Common stockholders'
     equity................  $297,700,000   $260,629,000    $224,488,000   $202,903,000    $184,353,000
  Percentage of total debt
     to total
     capitalization........            45%            26%             26%            37%             49%
OPERATING DATA
  Average licensed beds....         3,876          3,543           3,682          3,562           3,656
  Average available beds...         3,563          3,241           3,345          3,229           3,320
  Hospital admissions......       107,094         88,956          85,005         83,324          84,857
  Average length of patient
     stay..................           6.1            6.5             6.8            7.2             7.6
  Patient days.............       658,066        574,311         580,398        603,893         641,607
  Occupancy rate for
     licensed beds.........            47%            44%             43%            46%             48%
  Occupancy rate for
     available beds........            51%            49%             48%            51%             53%
PER SHARE DATA
  Net income...............  $       2.52   $       2.02    $       1.71   $       1.43    $       1.45
COMMON STOCK PERFORMANCE
  Market price of common
     stock
  High Low, by quarter(2)
     1st...................    26 -22 3/4   26 5/8-19 1/4     16 -12 5/8   15 1/2-12 3/8  14 1/4- 8 1/4
     2nd................... 29 5/8-24 7/8   26 7/8-22 1/2      16 1/4-13   13 7/8-11 1/8  15 7/8-13 1/8
     3rd...................     35 3/8-28   29 1/2-25 7/8     17 -14 1/2   13 3/8-11 1/4  17 5/8-14 5/8
     4th................... 44 3/8-32 1/4   28 1/8-21 3/8  20 5/8-16 5/8   15 1/8-11 3/4     16 -10 7/8

---------------

(1) Amount includes non-cash capital lease obligations.

(2) These prices are the high and low closing sales prices of the Company's Class B Common Stock as reported by the New York Stock Exchange since June 7, 1991 and NASDAQ for all periods prior to June 7, 1991. Class A, C and D Common Stock are convertible on a share-for-share basis into Class B Common Stock.

OTHER INFORMATION
  Average number of shares
     and share equivalents
     outstanding...........    14,079,000     14,389,000     14,819,000     14,970,000     14,992,000

     The 1994, 1993 and 1992 earnings per share and average number of shares outstanding have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 451,233. The common equivalent shares and the corresponding interest savings on the assumed conversion of the convertible debentures were not included in the 1991 earnings per share computations because the effect was anti-dilutive.

NUMBER OF SHAREHOLDERS OF RECORD AS OF JANUARY 31, 1996, WERE AS FOLLOWS:
-----------------------------
Class A Common              7
Class B Common            563
Class C Common              7
Class D Common            316
-----------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     Net revenues increased 19% ($149 million) to $931 million in 1995 over 1994 and 3% ($21 million) to $782 million in 1994 as compared to 1993. The increase during 1995 was primarily attributable to revenues generated at two acute care facilities acquired by the Company during 1995 net of the revenue effects of the three acute care facilities divested during the year ($58 million), revenue growth at acute care facilities owned during both years ($44 million) and a full year of revenue generated at an acute care facility acquired by the Company in November, 1994 ($29 million). The increase in net revenues in 1994 as compared to 1993 resulted primarily from revenue growth at facilities owned during both years and the acquisition and development of ambulatory treatment centers.

     Net revenues at hospital facilities owned during all three periods increased by 7% ($47 million) in 1995 over 1994 and 7% ($42 million) in 1994 over 1993, excluding the additional revenues received by two of the Company's acute care facilities which participate in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionately high share of the state's low income patients, these two hospitals became eligible and received additional reimbursements totaling $12.6 million in 1995, $12.7 million in 1994 and $13.5 million in 1993. These programs are scheduled to terminate in August, 1996 and the Company cannot predict whether these programs will continue beyond the scheduled termination date. The Company acquired a 225-bed acute care hospital in July, 1995 and a 512-bed acute care hospital in August, 1995 which contributed combined net revenues of $89 million during 1995. The Company divested three acute care hospitals during 1995 and two acute care hospitals during 1993 which contributed combined net revenues of $50 million, $81 million and $115 million during 1995, 1994 and 1993, respectively. Net revenues at the Company's ambulatory treatment centers increased to $23 million in 1995 from $17 million in 1994 and $11 million in 1993.

     Excluding the revenue effects of the special Medicaid reimbursement programs, earnings before interest, income taxes, depreciation, amortization, lease and rental expense and nonrecurring transactions (EBITDAR) increased to $151 million in 1995 from $127 million in 1994 and $113 million in 1993. The Company's consolidated operating margins were 16.4% in 1995, 16.5% in 1994 and 15.1% in 1993. While operating margins at the Company's acute care and behavioral health services facilities owned during both 1995 and 1994 increased, the Company's consolidated margin was lower in 1995 as compared to 1994 due to losses sustained at the three acute care facilities divested during 1995. The improvement in the Company's consolidated operating margins in 1994 compared to 1993 was due primarily to the divestiture of two low margin acute care facilities in 1993 and lower insurance expense in 1994 as compared to 1993.

ACUTE CARE SERVICES

     Net revenues from the Company's acute care hospitals and ambulatory treatment centers accounted for 86%, 85% and 84% of consolidated net revenues in 1995, 1994 and 1993, respectively.

     Net revenues at the Company's acute care hospitals owned during each of the last three years increased 9% in 1995 over 1994 and 10% in 1994 over 1993, after excluding the revenues received from the special Medicaid reimbursements described above. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals experienced a 9% increase in inpatient admissions and a 5% increase in patient days in 1995 as compared to 1994 due primarily to increased inpatient volume at two of the Company's larger facilities. Admissions and patient days at acute care facilities owned during each of the last three years increased 10% and 8%, respectively, in 1994 as compared to 1993 due primarily to additional capacity and expansion of service lines at two of the Company's larger facilities. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at these hospitals increased 17% in 1995 over 1994 and 15% in 1994 over 1993 and comprised 22% of the Company's gross patient revenues in each of the last three years. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

     To take advantage of the trend toward increased outpatient services, the Company has continued to invest in the acquisition and development of outpatient surgery and radiation therapy centers. As of December 31, 1995, the Company operated or managed twenty-five outpatient treatment centers, including three added during 1995, which have contributed to the increase in the Company's outpatient revenues. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

     Excluding the revenues received from the special Medicaid reimbursements described above, operating margins (EBITDAR) at the Company's acute care hospitals owned during all three years were 22.6%, 22.1% and 21.3% in 1995, 1994 and 1993, respectively. The improvement in 1995 over 1994 was primarily the result of increased operating margins at certain of the Company's acute care facilities. The margin improvement in 1994 over 1993 was resulted primarily from lower insurance expense. Although the Company's acute care operating margins have increased during the last three years, pressure on operating margins is expected to continue due to the industry-wide trend away from charge-based payors which limits the Company's ability to increase its prices.

BEHAVIORAL HEALTH SERVICES

     Net revenues from the Company's behavioral health services hospitals accounted for 13%, 14% and 15% of consolidated net revenues in 1995, 1994 and 1993, respectively. Net revenues at the Company's behavioral health hospitals owned during each of the last three years increased 1% in 1995 over 1994 and decreased 7% in 1994 as compared to 1993. The increase in 1995 over 1994 resulted primarily from a 4% increase in admissions and a 2% increase in patient days while the average length of stay decreased 2% to 13.5 days in 1995 from
13.8 days in 1994. During 1994 admissions increased 12% over 1993 while patient days decreased 3% due to a 13% decrease in the average length of stay to 13.8 days in 1994 from 15.8 days in 1993. The reduction in the average length of stay during the last three years is a result of changing practices in the delivery of psychiatric services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services hospitals increased 10% in 1995 over 1994 and 17% in 1994 over 1993 and now comprises 16% of the Company's behavioral health services gross patient revenues as compared to 15% in 1994 and 13% in 1993.

     Operating margins (EBITDAR) at the facilities owned during all three years were 19.7% in 1995, 15.8% in 1994 and 21.5% in 1993. The increase in the profit margin in 1995 as compared to 1994 was caused by an increase in admissions, stabilization in length of stay and cost reductions implemented in response to the managed care environment. The decrease in the profit margin in 1994 as compared to 1993 was primarily caused by the decrease in net revenues at certain facilities which declined due to an increase in Medicaid denials, a decrease in days of care delivered and a decline in the net revenue per day.

OTHER OPERATING RESULTS

     During 1995, the Company recorded $11.6 million of net nonrecurring charges which consists of: (i) a $14.2 million pre-tax charge due to impairment of long-lived assets; (ii) a $2.7 million loss on disposal of two acute care facilities which were exchanged along with $44 million of cash for a 225-bed acute care hospital, and; (iii) a $5.3 million pre-tax gain realized on the sale of a 202-bed acute care hospital which was divested during the fourth quarter of 1995 for cash proceeds of $19.5 million.

     As discussed elsewhere, changes in third party payment methods, advances in medical technologies, legislative and regulatory initiatives at the Federal and state levels along with increased competition from other providers have impacted operating margins at the Company's facilities in recent years. These industry conditions have adversely impacted certain of the Company's specialized facilities and certain of the Company's smaller facilities in more competitive markets.

     In conjunction with the development of the Company's operating plan and 1996 budget, management assessed the current competitive position of these facilities and estimated future cash flows expected from these facilities. As a result, the Company recorded a $14.2 million pre-tax charge during 1995 to write-down the carrying value of certain intangible and tangible assets at these facilities. In measuring the impairment loss, the Company estimated fair value by discounting expected future cash flows from each facility using the Company's internal hurdle rate. The impairment loss primarily related to four facilities in the Company's behavioral health services division and three facilities in its ambulatory treatment center division.

     During 1995, the impact of managed care was most dramatically felt at the Company's free standing chemical dependency and residential treatment centers. The Company operates two chemical dependency facilities with combined 1995 net revenues of $8.6 million. Substantially all of the non-Medicare business at these facilities is now managed to a large degree by third-party payors. The increased penetration of managed care into this segment has resulted in a continued shift from inpatient care as the primary treatment model to a detoxification / partial hospitalization program resulting in fewer admissions and patient days. Combined with increasing emphasis by payors on price as the most important variable among providers and the increased competition resulting from acute care providers expanding to offer dual diagnosis and ambulatory detoxification services, the Company has determined that both profit margins and volumes at these facilities have been permanently impaired. In addition, CHAMPUS patients account for a significant portion of the Company's net revenue at its two residential treatment centers which had combined net revenues of $10.9 million in 1995. Changes in CHAMPUS regulations and managed care penetration into this segment of the business have driven down lengths of stay dramatically. At these facilities, whose profitability is largely dependent on very long lengths of stay, the decline in the average length of stay has resulted in a permanent impairment.

     Within the Company's ambulatory treatment center division, three centers with combined 1995 net revenues of $3.7 million, are located in highly competitive markets which have become heavily penetrated with managed care. As a result, net revenues per case and case volumes at these centers have decreased 11% and 7%, respectively, in 1995 as compared to 1994 due primarily to increased influence of payors, increased monitoring of outpatient services and willingness of hospitals to compete with ambulatory treatment centers on price. The Company expects these unfavorable trends to continue within these two geographical markets resulting in a permanent impairment.

     During 1994, nonrecurring charges of $9.8 million were recorded consisting of the following: (i) a $4.3 million estimated loss on the disposal of two acute care facilities mentioned above; (ii) a $2.8 write-down of the carrying value of a psychiatric hospital owned by the Company and leased to an unaffiliated third party which is currently in default under the terms of the lease agreement;
(iii) a $1.4 million write-down recorded against the book value of the real property of a behavioral health services hospital, and; (iv) $1.3 million of expenses related to the disposition of a non-strategic business. Included in the $8.8 million of nonrecurring charges recorded in 1993 is a $4.4 million loss on disposal of two acute care facilities divested during the fourth quarter of 1993 and $4.4 million related to the winding down or disposition of non-strategic businesses.

     Depreciation and amortization expense increased $9.0 million in 1995 over 1994 due primarily to the Company's acquisition of two acute care hospitals in July and August of 1995, net of effects of three acute care facilities divested during the year ($5.6 million), a full year of depreciation expense of an acute care hospital acquired in November of 1994 ($1.1 million) and the increased depreciation expense related to capital expenditures and acquisition of outpatient treatment centers ($2.3 million). Depreciation and amortization expense increased $2.8 million in 1994 over 1993 due primarily to $1.9 million of such expenses related to the Company's acquisition of outpatient treatment centers and the increased depreciation expense related to capital expenditures made in the Company's acute care division.

     Interest expense increased $4.9 million or 78% during 1995 over 1994 due primarily to borrowings used to finance the purchase of two acute care hospitals during 1995. The Company issued $135 million of Senior Notes during 1995 which have a coupon rate of 8.75% (9.2% effective rate including amortization of interest rate swap termination fees and amortization of bond discount). The $131 million of net proceeds generated from the issuance of these notes were used to finance the cash purchase price of the two acute care hospitals acquired during 1995 while the excess of the purchase price over the net proceeds ($52 million) was financed from operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities. Interest expense decreased $2.4 million or 27% in 1994 as compared to 1993 due to lower average outstanding borrowings.

     The effective tax rate was 33%, 39% and 32% in 1995, 1994 and 1993, respectively. The decrease in the effective tax rate in 1995 as compared to 1994 was due to: (i) the deductibility of previously non-deductible goodwill amortization resulting from the sale of three acute care hospitals, and; (ii) the financing of employee benefit programs. The increase in the effective tax rate for 1994 as compared to 1993 was due to the 1993 tax provision containing a reduction in the state tax provision.

GENERAL TRENDS

     An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 48%, 44% and 43% of the Company's net patient revenues during 1995, 1994 and 1993, respectively, excluding the additional revenues from special Medicaid reimbursement programs. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for psychiatric hospitals.

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

HEALTHCARE REFORM

     In addition to the trends described above that continue to have an impact on operating results, there are a number of other more general factors affecting the Company's business. Both the House of Representatives and the Senate have passed legislation providing for substantial Medicare savings over a seven year period, including reductions in payments to hospitals, which would limit the rate of growth of the program. The House of Representatives and the Senate bills have not yet been reconciled and the ultimate legislation will be subject to Presidential approval. The Company cannot predict what new legislation may ultimately be enacted, and if enacted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver.

INFLATION

     The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are supply costs which tend to escalate as vendors pass on the rising costs through price increases. Although the Company cannot predict its ability to continue to cover future costs increases, management believes that through the adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation, which has not had a material impact on the results of operations during the last three years, on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients may be limited since although these fixed payments rates are indexed for inflation annually, the increases have historically lagged behind actual inflation.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $91.7 million, $60.6 million and $84.6 million for 1995, 1994 and 1993, respectively. The $31.1 million increase in 1995 as compared to 1994 was primarily attributable to: (i) a $21.1 million increase in net income plus the addback of the non-cash charges (depreciation, amortization, provision for selfinsurance reserves and other non-cash charges); (ii) a $12.7 million increase in accrued liabilities as of December 31, 1995 as compared to the 1994 year-end balance, and; (iii) a $6.0 million decrease in the payments made in settlement of self-insurance claims. Partially offsetting these favorable increases in net cash provided by operating activities was a $10.2 million increase in income tax payments made during 1995 as compared to 1994. The $24.0 million decrease in 1994 as compared to 1993 was primarily attributable to an increase in the number of days of revenues in accounts receivable, acceleration in the payment of income taxes and an increase in the payments made in the settlement of the Company's self-insurance reserves. The unfavorable change in the outstanding accounts receivable balances as of year-end 1994 as compared to year-end 1993 was caused by a temporary decline in cash collections due to information system conversions at the Company's hospitals. During each of the last three years, the net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.

     During 1995 the Company acquired the following facilities for two acute care facilities and total cash consideration of $188 million and the assumption of net liabilities of approximately $4 million: (i) a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash and the assumption of net liabilities of $4 million; (ii) a 225-bed acute care facility located in Aiken, South Carolina for approximately $44 million in cash and a 104-bed acute care hospital and a 126-bed acute hospital, and; (iii) an 82-bed psychiatric hospital located in South Attleboro, Massachusetts and a majority interest in two separate partnerships which own and operate outpatient surgery centers located in Fayetteville, Arkansas and Somersworth, New Hampshire for total cash consideration of approximately $5 million. Also during 1995, the Company agreed to construct a medical complex located in Summerlin, Nevada consisting of a 129-bed acute care facility, a medical office building, an outpatient surgery center and a radiation therapy center. The total construction cost for these facilities, which are scheduled to open at various dates in 1996 and 1997, will be approximately $60 million. During the first quarter of 1996, the Company executed an agreement to purchase a 360-bed acute care facility located in Amarillo, Texas for $120 million. The closing of this transaction, which is subject to regulatory approval, is expected to occur during the second quarter of 1996.

     During 1995, the Company sold the operations and substantially all the assets of a 202-bed acute care hospital located in Plantation, Florida for cash proceeds of approximately $20 million. The sale resulted in a

$5.3 million pre-tax gain which has been included in nonrecurring charges in the 1995 consolidated statement of income.

     During 1994, the Company paid $25.8 million for acquisitions of businesses and assets held for lease and $11.5 million for acquisitions of businesses in 1993. During 1994, the Company invested in additional outpatient treatment centers and purchased a 112-bed acute care hospital located in Edinburg, Texas. In connection with the acquisition of the Edinburg facility, the Company is committed to invest at least an additional $30 million over a ten year period. Pursuant to this commitment, the Company intends to renovate the existing facility and construct a new acute care facility by late 1998. Approximately $2.2 million was spent on this project during 1995.

     Capital expenditures, excluding capital leases, were $60.7 million in 1995, $44.0 million in 1994 and $47.3 million in 1993. Capital expenditures in 1996 are expected to be approximately $30.0 million for capital equipment and renovations of existing facilities. Additionally, capital expenditures are expected for new projects at existing hospitals and medical office buildings to total approximately $38.5 million in 1996. The estimated cost to complete major construction projects in progress at December 31, 1995 is approximately $45.8 million. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

     Total debt as a percentage of total capitalization was 45% at December 31, 1995 and 26% at December 31, 1994 and 1993. The increase during 1995 as compared to 1994 and 1993 was due primarily to the additional debt incurred to finance the purchase of the 512-bed acute care facility in Bradenton, Florida and the 225-bed acute care facility in Aiken, South Carolina.

     During 1995, the Company issued $135 million of Senior Notes. The Senior Notes have an 8.75% coupon rate (9.2% effective rate including amortization of interest rate swap termination fees and amortization of bond discount) and will mature on August 15, 2005. The Notes can be redeemed in whole or in part, at any time on or after August 15, 2000, initially at a price of 102.265%, declining ratably to par on or after August 15, 2002. The interest on the bonds will be paid semiannually in arrears on February 15 and August 15 of each year. The net proceeds generated from the issuance were approximately $131 million and were used to finance the acquisitions described above. In anticipation of the Senior
Note issuance, the Company entered into interest rate swaps having a total notional principal amount of $100 million to hedge the interest rate on the Senior Notes. These interest rate swap agreements were terminated simultaneously with the issuance of the Senior Notes at which time the Company paid a net termination fee of $5.4 million which is being amortized ratably over the ten year term of the Senior Notes.

     Also during 1995, the Company amended its unsecured non-amortizing revolving credit agreement. The amended agreement, which expires on March 31, 2000, provides for $225 million of borrowing capacity, subject to certain conditions, until March 31, 1998, $210 million until March 31, 1999 and $185 million until March 31, 2000. The agreement provides for interest, at the Company's option, at various rates. At December 31, 1995, the Company had $207 million of unused borrowing capacity available under the revolving credit agreement.

     Substantially all of the Company's accounts receivable are pledged as collateral to secure its $50 million, daily valued, commercial paper program. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased. At December 31, 1995 there were $48 million of borrowings outstanding under this facility.

     At December 31, 1995 the Company had one interest rate swap agreement with a notional principal amount of $10 million. This agreement calls for the payment of interest at a fixed rate by the Company in return for payment of a variable rate interest by a commercial bank. This swap effectively fixes the Company's interest rate on $10 million of its floating rate debt at 9.015%. The interest rate swap expires in March, 1996. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program including the interest rate swap expense was 8.4%, 16.1% and 13.9% during 1995, 1994 and 1993, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $209,000, $1,981,000 and $3,160,000 in 1995, 1994 and 1993, respectively. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreement. This counterparty is a major financial institution which is rated AA by Moody's Investors Service and the Company does not anticipate nonperformance. The cost to terminate the swap obligation at December 31, 1995 and 1994 was approximately $113,000 and $151,000, respectively.

     The Company expects to finance all capital expenditures and acquisitions with internally generated funds and debt or equity financing. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

     See Index to Financial Statements and Financial Statement Schedule on page 24.

(B) REPORTS ON FORM 8-K

     Report on Form 8-K dated and filed on September 15, 1995, and amended on Form 8-K/A dated and filed on October 5, 1995, reporting the acquisition of substantially all of the assets and operations of Manatee Memorial Hospital, previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.

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

     10.1 Restated Purchase Agreement, dated June 22, 1981, among Registrant, its preferred stockholders and certain of its officers, previously filed as
Exhibit 10.10 to Registration Statement No. 2-72393 on Form S-1, is incorporated herein by reference.

     10.2 Restated Employment Agreement, dated as of July 14, 1992, by and between Registrant and Alan B. Miller, previously filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.3 Form of Employee Stock Purchase Agreement for Restricted Stock Grants, previously filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

     10.4 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as
Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

     10.5 Agreement, effective January 1, 1996, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

     10.6 Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Registrant and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

     10.7 Share Option Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and Registrant, previously filed as Exhibit
10.4 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

     10.8 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by Registrant in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

     10.9 1990 Employees' Restricted Stock Purchase Plan, previously filed as
Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

     10.10 1992 Corporate Ownership Program, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.11 1992 Stock Bonus Plan, previously filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

     10.12 Sale and Servicing Agreement dated as of November 16, 1993, between Certain Hospitals and UHS Receivables Corp., previously filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.13 Servicing Agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS of Delaware, Inc. and Continental Bank, National Association, previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.14 Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and Continental Bank, National Association, previously filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.15 Guarantee dated as of November 16, 1993, by Universal Health Services, Inc. in favor of UHS Receivables Corp., previously filed as Exhibit
10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.16 Amendment No. 1 to the 1992 Stock Bonus Plan, previously filed as
Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.17 1994 Executive Incentive Plan, previously filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     10.18 Credit Agreement, dated as of August 2, 1994, among Universal Health Services, Inc., Certain Participating Banks, and Morgan Guaranty Trust Company of New York, as Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

     10.19 Amendment No. 1 to Credit Agreement, dated as of April 24, 1995, among Universal Health Services, Inc., Certain Participating Banks and Morgan Guaranty Trust Company of New York, as Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

     10.20 Authorizing Resolution adopted by the Pricing Committee of Universal Health Services, Inc. on August 1, 1995, related to $135 million principal amount of 8 3/4% Senior Notes due 2005, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

     10.21 Indenture dated as of July 15, 1995, between Universal Health Services, Inc. and PNC Bank, National Association, Trustee, previously filed as
Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

     10.22 Amendment No. 1 to the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

     10.23 Amended and Restated 1989 Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

     10.24 Asset Exchange Agreement among C/HCA Development, Inc., Universal Health Services, Inc., Aiken Regional Medical Centers, Inc., Dallas Family Hospital, Inc., Westlake Medical Center, Inc. and UHS of Delaware, Inc., as amended, previously filed as Exhibit 99.1 to Registrant's Form S-3 Registration Statement dated June 15, 1995, is incorporated herein by reference.

     10.25 Asset Purchase Agreement among Baptist Hospitals and Health Systems, Inc. and Affiliated Florida Companies and Manatee Memorial Hospital, L.P., and Universal Health Services, Inc., dated as of June 30, 1995, previously filed as
Exhibit 99.2 to Registrant's Amendment No. 1 to Form S-3 Registration Statement dated July 18, 1995, is incorporated herein by reference.

     10.26 1992 Stock Option Plan, as Amended.

     10.27 Stock Purchase Plan.

     10.28 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc.

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

                                            UNIVERSAL HEALTH SERVICES, INC.

                                            By:     /s/ ALAN B. MILLER

                                            ------------------------------------
                                                       ALAN B. MILLER
                                                         PRESIDENT

March 22, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURES                                TITLE                     DATE
---------------------------------------------   ----------------------------   -----------------
             /s/ ALAN B. MILLER                 Chairman of the Board,          March 22, 1996
---------------------------------------------     President and Director
               ALAN B. MILLER                     (Principal Executive
                                                  Officer)
              /s/ SIDNEY MILLER                 Secretary and Director          March 22, 1996
---------------------------------------------
                SIDNEY MILLER
           /s/ ANTHONY PANTALEONI               Director                        March 22, 1996
---------------------------------------------
             ANTHONY PANTALEONI
             /s/ MARTIN MEYERSON                Director                        March 22, 1996
---------------------------------------------
               MARTIN MEYERSON
             /s/ ROBERT H. HOTZ                 Director                        March 22, 1996
---------------------------------------------
               ROBERT H. HOTZ
             /s/ JOHN H. HERRELL                Director                        March 22, 1996
---------------------------------------------
               JOHN H. HERRELL
             /s/ PAUL R. VERKUIL                Director                        March 22, 1996
---------------------------------------------
               PAUL R. VERKUIL
             /s/ KIRK E. GORMAN                 Senior Vice President and       March 20, 1996
---------------------------------------------     Chief Financial Officer
               KIRK E. GORMAN
              /s/ STEVE FILTON                  Vice President, Controller      March 20, 1996
---------------------------------------------     and Principal Accounting
                STEVE FILTON                      Officer

                        UNIVERSAL HEALTH SERVICES, INC.
                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(a))

Consolidated Financial Statements:
Report of Independent Public Accountants on Consolidated Financial Statements and
  Schedule............................................................................   25
Consolidated Statements of Income for the three years ended December 31, 1995.........   26
Consolidated Balance Sheets as of December 31, 1995 and 1994..........................   27
Consolidated Statements of Common Stockholders' Equity for the three years ended
  December 31, 1995...................................................................   28
Consolidated Statements of Cash Flows for the three years ended December 31, 1995.....   29
Notes to Consolidated Financial Statements............................................   30
Supplemental Financial Statement Schedule II: Valuation and Qualifying Accounts.......   42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Philadelphia, PA
February 10, 1996

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                             YEAR ENDED DECEMBER 31

                                                         1995            1994            1993
                                                     ------------    ------------    ------------
Net revenues.......................................  $931,126,000    $782,199,000    $761,544,000
Operating charges
  Operating expenses...............................   361,049,000     298,108,000     299,645,000
  Salaries and wages...............................   329,939,000     286,297,000     280,041,000
  Provision for doubtful accounts..................    76,905,000      58,347,000      55,409,000
  Depreciation & amortization......................    51,371,000      42,383,000      39,599,000
  Lease and rental expense.........................    36,068,000      34,097,000      34,281,000
  Interest expense, net............................    11,195,000       6,275,000       8,645,000
  Nonrecurring charges.............................    11,610,000       9,763,000       8,828,000
                                                     ------------    ------------    ------------
  Total operating charges..........................   878,137,000     735,270,000     726,448,000
                                                     ------------    ------------    ------------
  Income before income taxes.......................    52,989,000      46,929,000      35,096,000
  Provision for income taxes.......................    17,505,000      18,209,000      11,085,000
                                                     ------------    ------------    ------------
  Net income.......................................  $ 35,484,000    $ 28,720,000    $ 24,011,000
                                                     ============    ============    ============
  Earnings per common & common share equivalent
     (fully diluted)...............................  $       2.52    $       2.02    $       1.71
                                                     ============    ============    ============
Weighted average number of common shares and
  equivalents......................................    14,079,000      14,389,000      14,819,000
                                                     ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31
                                                                             ----------------------------
                                  ASSETS                                         1995            1994
---------------------------------------------------------------------------  ------------    ------------
CURRENT ASSETS
Cash and cash equivalents..................................................  $     34,000    $    780,000
Accounts receivable, net of allowance of $49,016,000 in 1995 and $34,957,000
  in 1994 for doubtful accounts............................................   114,163,000      84,818,000
Supplies...................................................................    18,207,000      15,723,000
Deferred income taxes......................................................    18,989,000      12,942,000
Other current assets.......................................................     5,529,000       4,126,000
                                                                             ------------    ------------
Total current assets.......................................................   156,922,000     118,389,000
PROPERTY AND EQUIPMENT
Land.......................................................................    36,055,000      34,159,000
Buildings and improvements.................................................   348,182,000     314,545,000
Equipment..................................................................   206,193,000     218,844,000
Property under capital lease...............................................    27,415,000      24,782,000
                                                                             ------------    ------------
                                                                              617,845,000     592,330,000
Less accumulated depreciation..............................................   248,540,000     265,059,000
                                                                             ------------    ------------
                                                                              369,305,000     327,271,000
Construction in progress...................................................    23,683,000       4,372,000
                                                                             ------------    ------------
                                                                              392,988,000     331,643,000
OTHER ASSETS
Excess of cost over fair value of net assets acquired......................   136,206,000      38,762,000
Deferred income taxes......................................................    17,283,000       2,742,000
Deferred charges...........................................................    11,466,000       1,527,000
Other......................................................................    33,186,000      28,429,000
                                                                             ------------    ------------
                                                                              198,141,000      71,460,000
                                                                             ------------    ------------
                                                                             $748,051,000    $521,492,000
                                                                             ============    ============

                LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt.......................................  $  7,125,000    $  7,236,000
Accounts payable...........................................................    52,855,000      37,185,000
Accrued liabilities
  Compensation and related benefits........................................    20,470,000      20,208,000
  Interest.................................................................     5,513,000       2,442,000
  Other....................................................................    47,180,000      32,294,000
  Federal and state taxes..................................................     1,874,000       4,417,000
                                                                             ------------    ------------
Total current liabilities..................................................   135,017,000     103,782,000
OTHER NONCURRENT LIABILITIES...............................................    78,248,000      71,956,000
LONG-TERM DEBT.............................................................   237,086,000      85,125,000
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares;
  issued and outstanding 1,090,527 shares in 1995 and 1,090,527 in 1994....        11,000          11,000
Class B Common Stock, limited voting, $.01 par value; authorized 50,000,000 shares; issued and outstanding 12,658,818 shares in 1995 and 12,591,854 in
  1994.....................................................................       127,000         126,000
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares;
  issued and outstanding 109,622 shares in 1995 and 109,622 in 1994........         1,000           1,000
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares; issued and outstanding 20,503 shares in 1995 and 22,769 in
  1994.....................................................................            --              --
Capital in excess of par value, net of deferred compensation of $941,000 in
  1995 and $414,000 in 1994................................................    89,881,000      88,295,000
Retained earnings..........................................................   207,680,000     172,196,000
                                                                             ------------    ------------
                                                                              297,700,000     260,629,000
                                                                             ------------    ------------
                                                                             $748,051,000    $521,492,000
                                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                      CLASS     CLASS      CAPITAL IN
                               CLASS A    CLASS B       C         D        EXCESS OF        RETAINED
                               COMMON      COMMON     COMMON    COMMON     PAR VALUE        EARNINGS         TOTAL
                               -------    --------    ------    ------    ------------    ------------    ------------
Balance January 1, 1993......  $12,000    $123,000    $1,000       --     $ 83,302,000    $119,465,000    $202,903,000
Common Stock
  Issued.....................       --       1,000       --        --          518,000              --         519,000
  Converted..................   (1,000)      1,000       --        --               --              --              --
  Repurchased................       --      (3,000)      --        --       (3,233,000)             --      (3,236,000)
Amortization of deferred
  compensation...............       --          --       --        --          333,000              --         333,000
Cancellation of stock
  grant......................       --          --       --        --          (42,000)             --         (42,000)
Net income...................       --          --       --        --               --      24,011,000      24,011,000
                               -------    --------    ------    ------     -----------    ------------    ------------
Balance January 1, 1994......   11,000     122,000    1,000        --       80,878,000     143,476,000     224,488,000
Common Stock
  Issued.....................       --       9,000       --        --       20,308,000              --      20,317,000
  Repurchased................       --      (5,000)      --        --      (13,144,000)             --     (13,149,000)
Amortization of deferred
  compensation...............       --          --       --        --          277,000              --         277,000
Cancellation of stock
  grant......................       --          --       --        --          (24,000)             --         (24,000)
Net income...................       --          --       --        --               --      28,720,000      28,720,000
                               -------    --------    ------    ------     -----------    ------------    ------------
Balance January 1, 1995......   11,000     126,000    1,000        --       88,295,000     172,196,000     260,629,000
Common Stock
  Issued.....................       --       1,000       --        --        1,117,000              --       1,118,000
Amortization of deferred
  compensation...............       --          --       --        --          469,000              --         469,000
Net income...................       --          --       --        --               --      35,484,000      35,484,000
                               -------    --------    ------    ------     -----------    ------------    ------------
Balance
  December 31, 1995..........  $11,000    $127,000    $1,000       --     $ 89,881,000    $207,680,000    $297,700,000
                               =======    ========    ======    ======     ===========    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

                                                          1995             1994            1993
                                                      -------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................  $  35,484,000    $ 28,720,000    $ 24,011,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization..................     51,371,000      42,383,000      39,599,000
     Provision for self-insurance reserves..........     14,291,000      10,810,000      20,755,000
     Other non-cash charges.........................     11,610,000       9,763,000       8,828,000
Changes in assets and liabilities, net of effects
  from acquisitions and dispositions:
  Accounts receivable...............................     (5,125,000)     (4,380,000)     12,928,000
  Accrued interest..................................      3,071,000        (805,000)       (412,000)
  Accrued and deferred income taxes.................    (20,826,000)     (9,944,000)     (8,990,000)
  Other working capital accounts....................     10,944,000       1,710,000       4,858,000
  Other assets and deferred charges.................     (3,982,000)     (3,064,000)     (5,804,000)
  Other.............................................      3,390,000         (42,000)      1,002,000
  Payments made in settlement of self-insurance
     claims.........................................     (8,479,000)    (14,527,000)    (12,135,000)
                                                      -------------    ------------    ------------
Net cash provided by operating activities...........     91,749,000      60,624,000      84,640,000
                                                      -------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions..................    (60,734,000)    (43,998,000)    (47,319,000)
  Disposition of assets.............................      2,321,000       1,132,000         227,000
  Acquisition of properties previously leased.......             --      (5,771,000)     (3,218,000)
  Acquisition of businesses.........................   (187,865,000)    (16,794,000)    (11,526,000)
  Acquisition of assets held for lease..............     (3,561,000)     (9,059,000)             --
  Disposition of businesses.........................     19,495,000       3,791,000      18,492,000
  Other investments.................................             --      (1,079,000)             --
                                                      -------------    ------------    ------------
  Net cash used in investing activities.............   (230,344,000)    (71,778,000)    (43,344,000)
                                                      -------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings, net of financing costs.....    149,323,000      45,469,000       1,800,000
  Reduction of long-term debt.......................    (12,009,000)    (21,981,000)    (46,496,000)
  Issuance of common stock..........................        535,000       1,026,000         519,000
  Repurchase of common shares.......................             --     (13,149,000)     (3,236,000)
                                                      -------------    ------------    ------------
  Net cash provided by (used in) financing
     activities.....................................    137,849,000      11,365,000     (47,413,000)
                                                      -------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....       (746,000)        211,000      (6,117,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......        780,000         569,000       6,686,000
                                                      -------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............  $      34,000    $    780,000    $    569,000
                                                      =============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid.....................................  $   8,124,000    $  7,080,000    $  9,057,000
  Income taxes paid, net of refunds.................  $  38,331,000    $ 28,153,000    $ 19,901,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     See Notes 2 and 6

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Universal Health Services, Inc. (the "Company") and its majority-owned subsidiaries and partnerships controlled by the Company as the managing general partner. All significant intercompany accounts and transactions have been eliminated. The more significant accounting policies follow:

     NATURE OF OPERATIONS: The principal business of the Company is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. At December 31, 1995, the Company operated 29 hospitals, consisting of 14 acute care hospitals and 15 behavioral health centers, in Arkansas, California, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Missouri, Nevada, Pennsylvania, South Carolina, Texas and Washington. The Company, as part of its Ambulatory Treatment Centers Division owns outright, or in partnership with physicians, and operates or manages 25 surgery and radiation oncology centers located in 14 states.

     Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic care, coronary care, pediatric services and psychiatric services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, data processing, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

     Net revenues from the Company's acute care hospitals, and ambulatory treatment centers accounted for 86%, 85% and 84% of consolidated net revenues in 1995, 1994 and 1993, respectively.

     NET REVENUES: Net revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Medicare and Medicaid net revenues represented 48%, 44% and 43% of net patient revenues for the years 1995, 1994 and 1993, respectively, excluding the additional revenues from special Medicaid reimbursement programs described in Note 11.

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

     Depreciation is provided on the straightline method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (five to fifteen years).

     OTHER ASSETS: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $59,957,000 in 1995 and $52,261,000 in 1994 is amortized using the straight-line method over periods ranging from five to forty years.

     During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. At December 31, 1995 and 1994, the cash surrender value of the policies ($34.3 million and $41.3 million) were recorded net of related loans ($34.4 million and $41.0 million) and is included in other assets.

     LONG-LIVED ASSETS: It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

     In 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount.

     Measurement of the impairment loss is based on fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows. See Note 9.

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

     EARNINGS PER COMMON AND COMMON SHARE EQUIVALENTS: Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The 1994 and 1993 earnings per share have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 451,233.

     STATEMENT OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $567,000, $266,000 and $498,000 in 1995, 1994 and 1993, respectively.

     INTEREST RATE SWAP AGREEMENTS: In managing interest rate exposure, the Company at times enters into interest rate swap agreements. When interest rates change, the differential to be paid or received is accrued as interest expense and is recognized over the life of the agreements. Gains and losses on terminated interest rate swap agreements are amortized into income over the remaining life of the underlying debt obligation or the remaining life of the original swap, if shorter.

     FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Company's registered debt, interest rate swap agreements and investments is based on quoted market prices. The carrying amounts reported in the balance sheet for cash, accrued liabilities, and short-term borrowings approximates fair value due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2) ACQUISITIONS AND DIVESTITURES

     1995 -- During the second quarter, the Company acquired an 82-bed psychiatric hospital located in South Attleboro, Massachusetts for approximately $3 million. The Company also purchased for approximately $2 million, a majority interest in two separate partnerships which own and operate outpatient surgery centers located in Fayetteville, Arkansas and Somersworth, New Hampshire.

     During the third quarter, the Company completed the acquisition of Aiken Regional Medical Centers, ("Aiken") a 225-bed acute care facility located in Aiken, South Carolina for approximately $44 million in cash, a 104-bed acute care hospital and a 126-bed acute care hospital. The majority of the real estate assets of the 126-bed facility were being leased from Universal Health Realty Income Trust (the "Trust") pursuant to the terms of an operating lease which was scheduled to expire in 2000. In exchange for the real estate assets of the 126-bed acute care hospital, the Company exchanged substitute properties consisting of additional real estate assets owned by the Company but related to three acute care facilities owned by the Trust and operated by the Company. As a result of the divestiture of the two acute care hospitals in connection with the acquisition of Aiken Regional Medical Centers, the Company recorded a $2.7 million and a $4.3 million pre-tax charge in the 1995 and 1994 consolidated statements of income, respectively.

     During the third quarter, the Company completed the acquisition of Manatee Memorial Hospital, ("Manatee") a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash and assumption of net liabilities of approximately $4 million.

     During the fourth quarter, the Company sold the operations and substantially all the assets of Universal Medical Center ("UMC"), a 202-bed acute care hospital located in Plantation, Florida for cash proceeds of approximately $20 million. The sale resulted in a pre-tax gain of approximately $5 million which has been included in nonrecurring charges in the 1995 consolidated statement of income.

     In September, 1995, the Company signed a letter of intent to acquire Northwest Texas Hospital, a 360-bed acute care facility located in Amarillo, Texas. The closing of this transaction, which is expected to be completed during the second quarter of 1996, is subject to a number of conditions. Cash consideration is expected to approximate $120 million in addition to payments by the Company to the Amarillo Hospital District of 15% of any amount of earnings before depreciation, interest and taxes in excess of $24 million in each year of the seven year period commencing April 1, 1996 and ending March 31, 2003. In addition under terms of the agreement, the Amarillo Hospital District will pay the Company $8 million per year for the first four years and $6 million per year (subject to certain adjustments for inflation) for up to an additional 36 years to help support the cost of medical service to indigent patients.

     Operating results of Aiken and Manatee have been included in the financial statements from their respective dates of acquisition. Assuming the Aiken and Manatee acquisitions had been completed as of January 1, 1995 the unaudited pro forma net revenues and net income would have been approximately $1 billion and $37.9 million, respectively. In addition, the unaudited pro forma earnings per share would have been $2.69. The unaudited pro forma financial information may not be indicative of results that would have been reported if the acquisitions had occurred at the beginning of 1995 and may not be indicative of future operating results.

     The excess of cost over fair value of net assets acquired in the 1995 purchase transactions is amortized using the straight-line method over fifteen years.

     1994 -- During 1994 the Company purchased majority interests in two separate partnerships which own and operate outpatient surgery facilities. One of these partnerships was merged with an existing partnership in which the Company held a majority ownership. The Company also agreed to manage the operations of, and purchased a majority interest in, these separate partnerships which lease fixed assets to four radiation therapy centers located in Kentucky. In addition, the Company purchased one radiation center and majority interests in two separate partnerships which own and operate radiation therapy centers. Total consideration for these acquisitions was $14.5 million in cash, and the assumption of liabilities totaling $3.0 million.

     In November 1994, the Company acquired a 112-bed acute care hospital located in Edinburg, Texas for net cash of approximately $11.3 million and the assumption of liabilities totaling $2.2 million. In connection with this acquisition, the Company committed to invest at least an additional $30 million, over a ten year period, to renovate the existing facility and construct an additional facility. Approximately $2.2 million was spent on this project during 1995.

     Operating results of the hospital located in Edinburg have been included in the financial statements from the date of acquisition. Assuming the above Edinburg, Aiken and Manatee acquisitions had been completed as of January 1, 1994 the unaudited pro forma net revenues and net income would have been $952 million and $32 million, respectively. In addition, the unaudited pro forma earnings per share would have been $2.25. The unaudited pro forma financial information may not be indicative of results that would have been reported if the acquisitions have occurred at the beginning of 1994 and may not be indicative of future operating results.

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

3) LONG-TERM DEBT

     A summary of long-term debt follows:

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                       1995            1994
                                                                   ------------     -----------
LONG-TERM DEBT:
  Notes payable (including obligations under capitalized leases of $14,220,000 in 1995 and $14,004,000 in 1994) with varying maturities through 2001; weighted average interest at 6.9%
     in 1995 and 1994 (see Note 6 regarding capitalized
     leases).....................................................  $ 20,443,000     $19,442,000
  Mortgages payable, interest at 6.0% to 9.0% with varying
     maturities through 2000.....................................     2,184,000       3,745,000
  Revolving credit and demand notes..............................    21,450,000       8,950,000
  Commercial paper...............................................    48,000,000      38,500,000
  Revenue bonds:
     interest at floating rates ranging from 5.0% to 5.2% at
     December 31, 1995 with varying maturities through 2015......    18,200,000      21,724,000
  8.75% Senior Notes due 2005, net of the unamortized discount of
     $1,066,000..................................................   133,934,000              --
                                                                   ------------     -----------
                                                                    244,211,000      92,361,000
     Less-Amounts due within one year............................     7,125,000       7,236,000
                                                                   ------------     -----------
                                                                   $237,086,000     $85,125,000
                                                                   ============     ===========

     During the third quarter of 1995, the Company completed the issuance of $135 million of Senior Notes which have an 8.75% coupon rate and which mature on August 15, 2005. The Notes can be redeemed in whole or in part, at any time on or after August 15, 2000, initially at a price of 102.265%, declining ratably to par on or after August 15, 2002. The interest on the bonds will be paid semiannually in arrears on February 15 and August 15 of each year. The net proceeds generated from the issuance were approximately $131 million and were used to finance the acquisitions described in Note 2. In anticipation of the Senior Note issuance, the Company entered into interest rate swaps having a total notional principal amount of $100 million to hedge the interest rate on the Notes. These interest rate swaps were terminated simultaneously with the issuance of the Notes at which time the Company paid a net termination fee of $5.4 million. The effective rate on the Notes including the amortization of swap termination fees and bond discount is 9.2%.

     The Company amended its unsecured non-amortizing revolving credit agreement in 1995. The amended agreement, which expires on March 31, 2000, provides for $225 million of borrowing capacity, subject to certain conditions, until March 31, 1998, $210 million until March 31, 1999 and $185 million until March 31, 2000. The agreement provides for interest, at the Company's option at the prime rate, certificate of deposit rate plus 5/8% to 1 1/8% or Euro-dollar plus 1/2% to 1%. A fee ranging from 1/8% to 3/8% is required on the unused portion of this commitment. The margins over the certificate of deposit, the Euro-dollar rates and the commitment fee are based upon specified leverage and coverage ratios. At December 31, 1995 the applicable margins over the certificate of deposit and the Euro-dollar rate were 7/8% and 3/4%, respectively, and the commitment fee was 1/4 %. There are no compensating balance requirements. The agreement contains a provision whereby 50% of the net consideration, in excess of $25 million, from the disposition of assets will be applied to reduce commitments unless such net consideration is reinvested in newly acquired capital over a twelve month period. At December 31, 1995, the Company had $207 million of unused borrowing capacity available under the revolving credit agreement.

     The average amounts outstanding during 1995, 1994 and 1993 under the revolving credit and demand notes and commercial paper program were $46,984,000, $16,324,000 and $25,069,000, respectively with corresponding effective interest rates of 8.0%, 7.9% and 4.6% including commitment fees. The maximum amounts outstanding at any month-end were $79,450,000, $47,450,000 and $46,800,000 during 1995, 1994 and 1993, respectively.

     Substantially all of the Company's accounts receivable are pledged as collateral to secure its $50 million, daily valued commercial paper program. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased. A fee of .76% is required on this $50 million commitment. Outstanding amounts of commercial paper that can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term.

     At December 31, 1995, the Company had one interest rate swap agreement with a notional principal amount of $10 million. This agreement calls for the payment of interest at a fixed rate by the Company in return for payment of a variable rate interest by a commercial bank. This swap effectively fixes the Company's interest rate on $10 million of its floating rate debt at 9.015%. The interest rate swap expires in March, 1996. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program including the interest rate swap expense was 8.4%, 16.1% and 13.9% during 1995, 1994 and 1993, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $209,000, $1,981,000 and $3,160,000 in 1995, 1994 and 1993,
respectively. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreement. This counterparty is a major financial institution which is rated AA by Moody's Investors Service and the Company does not anticipate nonperformance. The cost to terminate the swap obligation at December 31, 1995 and 1994, was approximately $113,000 and $151,000, respectively.

     Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital, debt to EBITDA and fixed charge coverage ratios. Covenants also limit the Company's ability to incur additional senior debt and to pay cash dividends and repurchase its shares and limit capital expenditures, among other restrictions. Management believes the Company is in compliance with all required covenants as of December 31, 1995.

     The fair value of the Company's long-term debt at December 31, 1995 was approximately $247,302,000.

     Aggregate maturities follow:

                -------------------------------------------------------------
                1996                                             $  7,125,000
                1997                                                6,300,000
                1998                                                3,838,000
                1999                                                2,644,000
                2000                                               72,143,000
                Later                                             152,161,000
                -------------------------------------------------------------
                Total                                            $244,211,000
                -------------------------------------------------------------

4) COMMON STOCK

     During 1994 and 1993, the Company repurchased 509,800 and 224,800 shares of Class B Common Stock, respectively, at an average purchase price of $25.79 and $14.39 per share, respectively, or an aggregate of approximately $13.2 million and $3.2 million, respectively. All repurchases during 1994 were made subsequent to March 1, 1994. The Company's ability to repurchase its shares is limited by long-term debt covenants to $50 million plus 50% of cumulative net income since March, 1994. Under the terms of these covenants, the Company had the ability to repurchase an additional $79.4 million of its Common Stock as of December 31, 1995. The repurchased shares are treated as retired.

     At December 31, 1995 3,044,843 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

     In 1994, the Company adopted a Stock Compensation Plan under which up to 50,000 Class B Common Shares may be granted to key employees, consultants and independent contractors, but not to officers or directors. The Plan will terminate on November 16, 2004, unless terminated sooner by the Board. In 1994, 1,800 shares were granted under this plan.

     Under the terms of the Stock Bonus Plan adopted in 1992, eligible employees may elect to receive all or part of their annual bonuses in shares of restricted stock (the "Bonus Shares"). Those electing to receive Bonus Shares also receive additional restricted shares in an amount equal to 20% of their Bonus Shares (the "Premium Shares"). Restrictions on one-half of the Bonus Shares and one-half of the Premium Shares lapse after one year and the restrictions on the remaining shares lapse after two years. The Company has reserved 150,000 shares of Class B Common Stock for this plan and has issued 72,658 shares at December 31, 1995.

     Under the terms of the Stock Ownership Plan, eligible employees may purchase shares of Class B Common Stock directly from the Company at the market price. The Company will loan each eligible employee an amount equal to 90% of the purchase price for the shares. The loans, which are partially recourse to the employee, bear interest at the applicable Federal rate and are due five years from the purchase date. Shares purchased under this plan are restricted from sale or transfer. Restrictions on one-half of the shares lapse after one year and restrictions on the remaining shares lapse after two years. The Company has reserved 100,000 shares of Class B Common Stock for this plan. As of December 31, 1995, 34,750 shares were sold under the terms of this plan.

     The Company also has a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions. Under the terms of this plan, 300,000 shares of Class B Common Stock have been reserved for purchase by officers, key employees and consultants. The restrictions lapse at various dates, as determined by the Board of Directors, ranging from six months to five years from the date of purchase. The Company has issued 184,513 shares under this plan, of which 46,674, 41,336 and 45,000 became fully vested during 1995, 1994, and 1993, respectively. Compensation expense, based on the difference between the market price on the date of purchase and par value, is being amortized over the restriction period and was $415,089 in 1995, $148,000 in 1994 and $240,000 in 1993.

     Effective January 1, 1996, the Company adopted a Stock Purchase Plan, subject to shareholder approval, which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The maximum number of shares of stock that can be issued under the plan is 400,000.

     Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans. During 1994 and 1995 the Board of Directors and shareholders, respectively, approved a 600,000 share increase in the reserve for Class B Common Stock available for grant, pursuant to the terms of the 1992 Stock Option Plan. Also during 1995, subject to shareholder approval, the Board of Directors approved a 500,000 share increase in the reserve for Class B Common Stock available for grant pursuant to the terms of the 1992 Stock Option Plan. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four year period beginning one year after the date of the grant. The options expire five years after the date of the grant.

     Information with respect to these options is summarized as follows:

                                                                                          AVERAGE
                                                                             NUMBER       OPTION
                           OUTSTANDING OPTIONS                              OF SHARES      PRICE
--------------------------------------------------------------------------  ---------     -------
Balance, January 1, 1993..................................................   200,175      $ 11.40
  Granted.................................................................     7,400      $ 14.88
  Exercised...............................................................   (40,238)     $  7.23
  Cancelled...............................................................    (3,000)     $ 12.50
                                                                             -------       ------
Balance, January 1, 1994..................................................   164,337      $ 12.53
  Granted.................................................................   560,750      $ 22.05
  Exercised...............................................................   (15,988)     $ 10.98
  Cancelled...............................................................    (5,500)     $ 16.64
                                                                             -------       ------
Balance, January 1, 1995..................................................   703,599      $ 20.12
  Granted.................................................................   310,500      $ 32.95
  Exercised...............................................................   (24,463)     $ 16.11
  Cancelled...............................................................    (4,875)     $ 18.49
                                                                             -------       ------
Balance, December 31, 1995................................................   984,761      $ 24.27
                                                                             =======       ======

     At December 31, 1995, 497,225 shares were available for grant. At December 31, 1995, options for 222,125 shares of Class B Common Stock with an aggregate purchase price of $4,023,852 (average of $18.12 per share) were exercisable.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in an entity's financial statements. The Statement also allows an entity to continue to account for stock-based employee using the intrinsic value based method in APB Opinion No. 25. The Company intends to continue its accounting for equity instruments using APB No. 25. As a result, beginning in 1996, the Company will be required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied.

5) INCOME TAXES

     Components of income tax expense are as follows:

                                                                YEAR ENDED DECEMBER 31
                                                      -------------------------------------------
                                                          1995            1994           1993
                                                      ------------    ------------    -----------
Currently payable
  Federal...........................................  $ 33,659,000    $ 27,014,000    $17,315,000
  State.............................................     4,434,000       3,009,000      1,136,000
                                                      ------------    ------------    -----------
                                                        38,093,000      30,023,000     18,451,000
                                                      ------------    ------------    -----------
Deferred
  Federal...........................................   (17,912,000)    (10,412,000)    (6,482,000)
  State.............................................    (2,676,000)     (1,402,000)      (884,000)
                                                      ------------    ------------    -----------
                                                       (20,588,000)    (11,814,000)    (7,366,000)
                                                      ------------    ------------    -----------
  Total.............................................  $ 17,505,000    $ 18,209,000    $11,085,000
                                                      ============    ============    ===========

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

     Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                                   ----------------------------
                                                                      1995             1994
                                                                   -----------     ------------
Self-insurance reserves..........................................  $30,401,000     $ 28,944,000
Doubtful accounts and other reserves.............................   14,185,000        9,921,000
State income taxes...............................................       73,000         (126,000)
Other deferred tax assets........................................           --          382,000
Depreciable and amortizable assets...............................   (4,466,000)     (17,319,000)
Conversion from cash basis to accrual basis of accounting........   (2,509,000)      (5,017,000)
Other deferred tax liabilities...................................   (1,412,000)      (1,101,000)
                                                                   -----------     ------------
  Total deferred taxes...........................................  $36,272,000     $ 15,684,000
                                                                   ===========     ============

     A reconciliation between the Federal statutory rate and the effective tax rate is a follows:

                                                                         YEAR ENDED DECEMBER 31
                                                                         ----------------------
                                                                         1995     1994     1993
                                                                         ----     ----     ----
Federal statutory rate.................................................  35.0%    35.0%    35.0%
Nondeductible (deductible) depreciation, amortization and other........  (4.1)     1.6     (3.9)
State taxes, net of Federal income tax benefit.........................   2.1      2.2      0.5
                                                                         ----     ----     ----
Effective tax rate.....................................................  33.0%    38.8%    31.6%
                                                                         ====     ====     ====

     In 1995 and 1994, the Company reviewed its deferred state tax balances and as a result reduced its tax provision by $390,000 in each year. The net deferred tax assets and liabilities are comprised as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                                  -----------------------------
                                                                     1995              1994
                                                                  -----------       -----------
Current deferred taxes
  Assets........................................................  $22,910,000       $16,622,000
  Liabilities...................................................   (3,921,000)       (3,680,000)
                                                                  -----------       -----------
  Total deferred taxes-current..................................   18,989,000        12,942,000
Noncurrent deferred taxes
  Assets........................................................   21,749,000        22,625,000
  Liabilities...................................................   (4,466,000)      (19,883,000)
                                                                  -----------       -----------
  Total deferred taxes-noncurrent...............................   17,283,000         2,742,000
                                                                  -----------       -----------
Total deferred taxes............................................  $36,272,000       $15,684,000
                                                                  ===========       ===========

     The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts and the current portion of the temporary differences related to self-insurance reserves and the change in accounting method. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization in not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company has not provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

6) LEASE COMMITMENTS

     Certain of the Company's hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2013 (See Note 8). Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value. A summary of property under capital lease follows:

                                                                           DECEMBER 31
                                                                  -----------------------------
                                                                     1995              1994
                                                                  -----------       -----------
Land, buildings and equipment...................................  $27,415,000       $24,782,000
Less: accumulated amortization..................................   12,867,000        10,426,000
                                                                  -----------       -----------
                                                                  $14,548,000       $14,356,000
                                                                  ===========       ===========

     Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 1995, are as follows:

                                                                   CAPITAL          OPERATING
                             YEAR                                  LEASES             LEASES
---------------------------------------------------------------  -----------       ------------
1996...........................................................  $ 5,931,000       $ 26,004,000
1997...........................................................    4,852,000         21,555,000
1998...........................................................    2,697,000         19,270,000
1999...........................................................    1,543,000         17,984,000
2000...........................................................      858,000         14,485,000
Later Years....................................................           --         20,679,000
                                                                 -----------       -------------
Total minimum rental...........................................  $15,881,000       $119,977,000
                                                                                   =============
Less: Amount representing interest.............................    1,661,000
                                                                 -----------
Present value of minimum rental commitments....................   14,220,000
Less: Current portion of capital lease obligations.............    5,117,000
                                                                 -----------
Long-term portion of capital lease obligations.................  $ 9,103,000
                                                                 ===========

     Capital lease obligations of $4,961,000, $4,654,000 and $5,371,000 in 1995,
1994 and 1993, respectively, were incurred when the Company entered into capital leases for new equipment.

7) COMMITMENTS AND CONTINGENCIES

     Most of the Company's subsidiaries are self-insured for general liability risks for claims limited to $5 million per occurrence and for professional liability risks for claims limited to $25 million per occurrence. Coverage in excess of these limits up to $100 million is maintained with major insurance carriers. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks.

     As of December 1995 and 1994, the reserve for professional and general liability risks was $67.2 million and $62.4 million, respectively, of which $22.8 million and $11.0 million in 1995 and 1994, respectively, is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change in the near term.

     Effective January 1, 1996, the Company's self-insured subsidiaries purchased general and professional liability insurance coverage for a three year term with a commercial insurer. These policies include coverage for claims in excess of $5 million and limited to $25 million per occurrence and have an unlimited aggregate.

     The Company has outstanding letters of credit totalling $20.8 million related to the Company's self-insurance programs ($10.8 million), as support for various debt instruments ($1.3 million) and as support for a loan guarantee for an unaffiliated party ($8.7 million). The Company has also guaranteed approximately $1.1 million of loans.

     The Company is committed to invest at least an additional $30 million, over a ten year period, to renovate the existing facility and construct an additional facility related to its 1994 acquisition of a 112-bed acute care hospital located in Edinburg, Texas (See Note 2). The Company has also agreed to construct a medical complex, including a 129-bed acute care facility, in Summerlin, Nevada for a total cost of approximately $60 million.

     The Company signed a letter of intent to acquire a 360-bed acute care hospital located in Amarillo, Texas. The closing of this transaction, which is expected to be completed during the second quarter of 1996, is subject to a number of conditions. Cash consideration is expected to approximate $120 million.

     The Company estimates the cost to complete major construction projects in progress at December 31, 1995 will approximate $45.8 million.

     The Company has entered into a long-term contract with a third party to provide certain data processing services for its acute care and psychiatric hospitals. This contract expires in 2002.

     Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

8) RELATED PARTY TRANSACTIONS

     At December 31, 1995, the Company held approximately 8% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or Directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1,052,000, $1,095,000 and $757,000 in 1995, 1994 and 1993, respectively, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 1995 and 1994 was $8,468,000 and $8,404,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 1995 and 1994 was $12,489,000 and $11,261,000, respectively.

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

     As of December 31, 1995, the Company leased seven hospital facilities from the Trust with initial terms expiring in 1999 through 2003. These leases contain up to six 5-year renewal options. Future minimum lease payments to the Trust are included in Note 6. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. During 1995, in exchange for the real estate assets of a 126-bed acute care hospital divested by the Company during the year, the Company exchanged with the Trust substitute properties consisting of additional real estate assets owned by the Company but related to three acute care facilities owned by the Trust and operated by the Company (See Note 2). Total rent expense under these operating leases was $16,000,000 in 1995, $15,700,000 in 1994 and $16,600,000 in 1993. The Company
received an advisory fee of $953,000 in 1995, $909,000 in 1994 and $880,000 in
1993 from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statement of income.

     A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel. Another member of the Company's Board of Directors is a managing director of one of the underwriters who performed investment banking services related to the Senior Notes issued during 1995.

9) OTHER NONRECURRING CHARGES

     Changes in third party payment methods, advances in medical technologies, legislative and regulatory initiatives at the Federal and state levels along with increased competition from other providers have impacted operating margins at the Company's facilities in recent years. These industry conditions have adversely impacted certain of the Company's specialized facilities and certain of the Company's smaller facilities in more competitive markets.

     The increased penetration of managed care into the chemical dependency segment of the behavioral health services market, increased competition from acute care providers seeking to expand their service lines and the continuing shift to partial hospitalization and outpatient treatment programs have resulted in significant reduction in admissions and patient days at the Company's two chemical dependency facilities. Changes in CHAMPUS regulations and the increasing influence of managed care have led to shorter lengths of stay for patients at the Company's two residential treatment centers. These factors have led management to conclude that there has been a permanent impairment in the carrying value of these four facilities in the behavioral health services division.

     Increased competition and penetration of managed care in the two geographic markets where three of the Company's ambulatory treatment centers are located have led management to conclude that there has been a permanent impairment in the carrying value those facilities.

     In conjunction with the development of the Company's operating plan and 1996 budget, management assessed the current competitive position of these facilities and estimated future cash flows expected from these facilities. As a result, the Company recorded a $14.2 million pre-tax nonrecurring charge in the 1995 consolidated statement of income related primarily to the write-down of the carrying value of certain intangible and tangible assets at these facilities. In measuring the impairment loss, the Company estimated fair value by discounting expected future cash flows from each facility using the Company's internal hurdle rate.

10) PENSION PLAN

     The Company maintains a contributory and non-contributory retirement plan for eligible employees. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company's subsidiaries. The benefits are based on years of service and the employee's highest compensation for any five years of employment. The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

     The plan's funded status and amounts recognized in the Company's balance sheet as of December 31, 1995 are as follows:

    Actuarial present value of benefit obligations as of December 31, 1995:
      Accumulated benefit obligation, including vested benefits of
         $29,890,000.......................................................  $ 32,197,000
                                                                              ===========
    Projected benefit obligation for service rendered to date..............  $(37,211,000)
    Plan assets at fair value, primarily listed stock and U.S.
      obligations..........................................................    20,008,000
                                                                              -----------
    Projected benefit obligation in excess of plan assets..................   (17,203,000)
    Unrecognized net loss from past experience different from that assumed
      and effects of changes in assumptions................................     2,480,000
                                                                              -----------
    Accrued pension cost...................................................  $(14,723,000)
                                                                              ===========

     Significant actuarial assumptions used in measuring benefit obligations and the expected return on plan assets at December 31, 1995 are as follows:

        Weighted-average discount rate........................................  7.00%
        Weighted-average rate of compensation increase........................  4.00%
        Expected rate of return on assets.....................................  9.00%

Pension expense related to this plan is not material to the consolidated financial statements.

11) QUARTERLY RESULTS (UNAUDITED)

     The following tables summarize the Company's quarterly financial data for the two years ended December 31, 1995.

                                             FIRST          SECOND         THIRD          FOURTH
                  1995                      QUARTER        QUARTER        QUARTER        QUARTER
----------------------------------------  ------------   ------------   ------------   ------------
Net revenues............................  $220,715,000   $214,165,000   $234,144,000   $262,102,000
Income before income taxes..............  $ 19,344,000   $ 14,448,000   $ 11,299,000   $  7,898,000
Net income..............................  $ 11,841,000   $  9,555,000   $  7,229,000   $  6,859,000
Earning per share (fully diluted).......  $       0.85   $       0.68   $       0.51   $       0.48

     Net revenues in 1995 include $12.6 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $3.8 million was recorded in each of the first and second quarters, $3.1 million in the third quarter and $1.9 million in the fourth quarter. These programs are scheduled to terminate in August, 1996. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. The second quarter results include a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of the acute care hospital located in Aiken, South Carolina (See
Note 2). The fourth quarter results include a $5.3 million gain related to the Company's divestiture of an acute care hospital. The fourth quarter results also include a $14.2 million pre-tax charge for an impairment loss at certain facilities (See Note 9).

                                             FIRST          SECOND         THIRD          FOURTH
                  1994                      QUARTER        QUARTER        QUARTER        QUARTER
----------------------------------------  ------------   ------------   ------------   ------------
Net revenues............................  $194,432,000   $192,199,000   $191,512,000   $204,056,000
Income before income taxes..............  $ 16,794,000   $ 13,357,000   $  9,622,000   $  7,156,000
Net income..............................  $ 10,287,000   $  8,153,000   $  5,835,000   $  4,445,000
Earnings per share (fully diluted)......  $       0.72   $       0.57   $       0.41           0.32

     Net revenues in 1994 include $12.4 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $3.0 million was recorded in each of the first and second quarters, $3.1 million in the third quarter and $3.3 million in the fourth quarter. Net revenues in the fourth quarter also include $3.0 million of proceeds related to the Company's previously disposed UK operations. The first quarter operating results also include approximately $1.3 million of expenses related to the disposition of a non-strategic business. The second quarter results include a $2.8 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease. Also included in operating expenses during the second quarter is a $1.1 million favorable adjustment made to reduce the Company's workers' compensation reserves. The fourth quarter results include a $1.3 million write-down recorded against the book value of the real property of a psychiatric hospital owned by the Company and for which its lease was terminated by an unaffiliated third party and a $4.3 million charge related to the anticipated disposition of two acute care hospitals (See Note 2).

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                         ADDITIONS
                                                                ---------------------------
                                                  BALANCE AT    CHARGED TO                     WRITE-OFF OF      BALANCE
                                                  BEGINNING     COSTS AND     ACQUISITIONS     UNCOLLECTIBLE      AT END
                  DESCRIPTION                     OF PERIOD      EXPENSES     OF BUSINESSES      ACCOUNTS       OF PERIOD
------------------------------------------------  ----------    ----------    -------------    -------------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
  Year ended December 31, 1995..................  $34,957,000   $76,905,000    $ 4,797,000      $(67,643,000)   $49,016,000
                                                  ===========   ===========    ===========      =============   ===========
  Year ended December 31, 1994..................  $28,444,000   $58,347,000    $        --      $(51,834,000)   $34,957,000
                                                  ===========   ===========    ===========      =============   ===========
  Year ended December 31, 1993..................  $27,257,000   $55,409,000    $        --      $(54,222,000)   $28,444,000
                                                  ===========   ===========    ===========      =============   ===========

                               INDEX TO EXHIBITS

10.5    Agreement effective January 1, 1996, to renew Advisory Agreement, dated as of
        December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware,
        Inc.
10.26   1992 Stock Option Plan, As Amended.
10.27   Stock Purchase Plan.
10.28   Asset Purchase Agreement, dated as of February 6, 1996, among Amarillo Hospital
        District, UHS of Amarillo, Inc., and Universal Health Services, Inc.
11.     Statement re: computation of per share earnings.
22.     Subsidiaries of Registrant.
24.     Consent of Independent Public Accountants.
27.     Financial Data Schedule.