Form 10-Q
period 1996-03-31
UNIVERSAL HEALTH SERVICES INC
filed 1996-05-13
CIK 352915

================================================================================

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

     (MARK ONE)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ............to..........


           Commission file number 0-10454

                           UNIVERSAL HEALTH SERVICES, INC.
                -----------------------------------------------------
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

       Registrant's telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 1996 (adjusted for 2 for 1 stock split).

                              Class A   2,181,054
                              Class B  25,508,090
                              Class C     219,244
                              Class D      40,368

================================================================================

                            Page One of Twelve Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . .    Three

   Condensed Consolidated Balance Sheets - March 31, 1996
      and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     Four

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . .    Five


   Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . .  Six & Seven

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition . . . . . . . . . . . . . .  Eight, Nine, Ten & Eleven


PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Eleven

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   Twelve


                            Page Two of Twelve Pages

                         PART I.  FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000s omitted except per share amounts)
                                  (unaudited)




                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                -----------------------
                                                  1996          1995
                                                -----------------------
Net revenues                                    $271,616       $220,715

Operating charges:
  Operating expenses                             102,335         84,469
  Salaries and wages                              94,500         78,021
  Provision for doubtful accounts                 21,767         17,185
  Depreciation and amortization                   14,783         11,310
  Lease and rental expense                         9,405          8,772
  Interest expense, net                            4,648          1,614
                                                --------       --------
                                                 247,438        201,371
                                                --------       --------

Income before income taxes                        24,178         19,344
Provision for income taxes                         8,677          7,503
                                                --------       --------


NET INCOME                                      $ 15,501       $ 11,841
                                                ========       ========

Earnings per common
   and common share equivalents                 $   0.54       $   0.42
                                                ========       ========

Weighted average number of
   common shares and equivalents                  28,712         27,884
                                                ========       ========


        See accompanying notes to these condensed financial statements.

                           Page Three of Twelve Pages

         UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000s omitted)


                                    ASSETS

                                                 MARCH 31,   DECEMBER 31,
                                                    1996        1995
                                                 ---------   ------------
                                                (UNAUDITED)

CURRENT ASSETS:
    Cash and cash equivalents                    $     762    $      34
    Accounts receivable, net                       116,400      114,163
    Supplies                                        18,330       18,207
    Deferred income taxes                           15,304       18,989
    Other current assets                             5,562        5,529
                                                 ---------    ---------
          Total current assets                     156,358      156,922
                                                 ---------    ---------

Property and equipment                             668,037      641,528
Less: accumulated depreciation                    (256,822)    (248,540)
                                                 ---------    ---------
                                                   411,215      392,988
                                                 ---------    ---------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                              134,421      136,206
    Deferred income taxes                           18,717       17,283
    Deferred charges                                11,801       11,466
    Other                                           35,430       33,186
                                                 ---------    ---------
                                                   200,369      198,141
                                                 ---------    ---------
                                                 $ 767,942    $ 748,051
                                                 =========    =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt         $   6,980    $   7,125
    Accounts payable and accrued liabilities       126,871      126,018
    Federal and state taxes                          6,382        1,874
                                                 ---------    ---------
          Total current liabilities                140,233      135,017
                                                 ---------    ---------
Other noncurrent liabilities                        81,482       78,248
                                                 ---------    ---------
Long-term debt, net of current maturities          230,401      237,086
                                                 ---------    ---------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,181,054 shares
      outstanding in 1996, 2,181,054 in 1995            22           22
    Class B Common Stock, 25,480,886 shares
      outstanding in 1996, 25,317,636 in 1995          254          254
    Class C Common Stock, 219,244 shares
      outstanding in 1996, 219,244 in 1995               2            2
    Class D Common Stock, 40,632 shares
      outstanding in 1996, 41,006 in 1995                0            0
    Capital in excess of par, net of deferred
      compensation of $516,000 in 1996
      and $941,000 in 1995                          92,367       89,742
    Retained earnings                              223,181      207,680
                                                 ---------    ---------
                                                   315,826      297,700
                                                 ---------    ---------
                                                 $ 767,942    $ 748,051
                                                 =========    =========


  See accompanying notes to these condensed consolidated financial statements.

                           Page Four of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      ---------------------
                                                        1996         1995
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 15,501     $ 11,841
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                          14,783       11,310
   Provision for self-insurance reserves                 3,044        4,504
  Changes in assets & liabilities, net of effects
   from acquisitions and dispositions:
   Accounts receivable                                  (2,237)      (5,693)
   Accrued interest                                     (3,447)      (1,891)
   Accrued and deferred income taxes                     8,117        7,262
   Other working capital accounts                        3,810         (105)
   Other assets and deferred charges                    (3,377)      (2,085)
   Other                                                   801          529
   Payments made in settlement of self-insurance
     claims                                             (4,314)      (1,566)
                                                      --------     --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             32,681       24,106
                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net               (25,729)     (13,286)
                                                      --------     --------
  NET CASH USED IN INVESTING ACTIVITIES                (25,729)     (13,286)
                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                          (6,830)     (10,148)
   Issuance of common stock                                606          380
                                                      --------     --------
  NET CASH USED IN FINANCING ACTIVITIES                 (6,224)      (9,768)
                                                      --------     --------

INCREASE IN CASH AND CASH EQUIVALENTS                      728        1,052
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              34          780
                                                      --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    762     $  1,832
                                                      ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                       $  8,095     $  3,505
                                                      ========     ========

  Income taxes paid, net of refunds                   $    782     $    241
                                                      ========     ========


  See accompanying notes to these condensed consolidated financial statements.

                           Page Five of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

In April 1996, the Company declared a two for one stock split in the form of a 100% stock dividend payable on May 17, 1996 to shareholders of record as of May 6, 1996. All classes of common stock will participate on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for the three months ended March 31, 1996 and 1995 have been adjusted accordingly, to reflect the two for one stock split. The number of Class A, B, C and D shares outstanding as of April 30, 1996, March 31, 1996 and December 31, 1995 have also been adjusted to reflect the two for one stock split.

(3)  UNUSUAL ITEMS

Included in net revenues for the three month periods ended March 31, 1996 and 1995 was $1.8 million and $3.8 million, respectively, of additional revenues received from special Medicaid reimbursements received by two of the Company's acute care facilities which participate in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionally high share of the state's low income patients, the hospitals became eligible and received additional reimbursement from the state's disproportionate share hospital fund. These programs are scheduled to terminate in August, 1996 and the Company cannot predict whether these programs will continue beyond the scheduled termination date.

(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $22,000,000 related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.

                            Page Six of Twelve Pages

(6)  SUBSEQUENT EVENTS

Subsequent to the end of the 1996 first quarter, the Company executed a purchase agreement to acquire four behavioral health care hospitals located in Pennsylvania and seven contracts to manage behavioral health programs. This purchase transaction, which is subject to regulatory approval, is expected to be completed in June, 1996. The total purchase price for the acquisition of these hospitals and management contracts is $36.5 million in cash for the operations and the property, plant and equipment and up to an additional $5 million which is contingent upon the future operating performance of the acquired assets. In May of 1996, the Company advanced $36.5 million to the seller pursuant to a term note, which is secured by the stock of the subsidiaries to be acquired by the Company. The term note matures upon the earlier of the granting of regulatory approval and the closing of the purchase transaction, or October 31, 1996. Also in connection with this transaction, the Company entered into a $7 million loan agreement which is secured by the stock of the subsidiaries to be acquired by the Company. The $7 million note, the term of which may be extended upon closing of the above mentioned purchase transaction, is scheduled to mature upon the earlier of the granting of regulatory approval and the closing of the purchase transaction described above, or October 31, 1996.

In May, 1996 the Company completed the acquisition of Northwest Texas Healthcare System located in Amarillo, Texas for approximately $125 million in cash and additional amounts payable to the seller based upon performance of the facility for a seven year period after the closing. Northwest Texas Healthcare System consists of a 360 licensed bed full service acute care hospital and free standing behavioral health hospital, two urgent care clinics and other operations.

The funds used to finance the above mentioned transactions were borrowed under the Company's revolving credit facility. The required historical and pro forma financial information resulting from these transactions will be filed within sixty days.


                           Page Seven of Twelve Pages

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                              AND FINANCIAL CONDITION

GENERAL

The matters discussed in this report as well as the news releases issued from time to time by the Company contain certain forward-looking statements that involve risks and uncertainties, including, among other things, that the majority of the Company's revenues are produced by a small percentage of its total number of facilities, possible changes in levels and terms of reimbursement for the Company's charges by government programs or other third party payors, the ability of the Company to successfully integrate its recent and proposed acquisitions and the ability to continue to finance its growth on favorable terms.

RESULTS OF OPERATIONS

Net revenues increased 23% or $51 million for the three months ended March 31, 1996 over the comparable prior year period due primarily to the acquisitions of a 225-bed acute care facility and a 512-bed acute care facility acquired during the third quarter of 1995, net of revenue effects of three acute care facilities divested during the third and fourth quarter of 1995, and revenue growth at facilities owned during both periods. Net revenues at hospital facilities owned during both periods increased 4% or $8 million for the three months ended March 31, 1996 over the comparable prior year period, excluding the additional revenues received from the special Medicaid reimbursements received by two of the Company's acute care facilities which participate in the Texas Medical Assistance Program. Upon meeting certain conditions of participation and serving a disproportionately high share of the state's low income patients, the hospitals became eligible and received additional reimbursements totaling $1.8 million during the first quarter of 1996 and $3.8 million during the first quarter of 1995. These programs are scheduled to terminate in August, 1996 and the Company cannot predict whether these programs will continue beyond the scheduled termination date.

Excluding the net revenue effects of the special Medicaid reimbursement programs mentioned above, earnings before interest, income taxes, depreciation, amortization and lease and rental expense (EBITDAR) increased 37% or $14 million to $51 million for the three months ended March 31, 1996 as compared to $37 million in the comparable prior year period. Overall operating margins, excluding the special Medicaid reimbursements, were 19.0% for the three months ended March 31, 1996 as compared to 17.2% in the comparable prior year period.


ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals and ambulatory treatment centers accounted for 88% and 86% of the consolidated net revenues for the three month periods ended March 31, 1996 and 1995, respectively. Net revenues at the Company's acute care hospitals owned during both periods increased 6% after excluding the revenues received from the special Medicaid reimbursements described above. Despite the continued shift in the delivery of healthcare services to outpatient care, the Company's acute care hospitals owned during both periods experienced a 6% increase in inpatient admissions and a 4% increase in patient days in 1996 as compared to 1995. Outpatient activity at the Company's acute care hospitals continues to increase as a result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a
less expensive outpatient basis.   To accommodate the increased utilization of
outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.


                           Page Eight of Twelve Pages

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities accounted for 12% and 14% of the consolidated net revenues for the three month periods ended March 31, 1996 and 1995, respectively. Net revenues at the Company's psychiatric hospitals owned during both periods decreased 6% during the three months ended March 31, 1996 as compared to the comparable prior year period. Although the admissions, patient days and length of stay at these facilities increased approximately 1% during the 1996 quarter as compared to the 1995 quarter, the decrease in net revenues resulted primarily from the fact that residential treatment days, which reimburse the Company at lower rates per day as compared to other behavioral health care services, constituted a greater percentage of patient days than in the prior year period. The Company's behavioral health care facilities have continued to be effected by changes in the delivery of psychiatric services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs.


OTHER OPERATING RESULTS

Depreciation and amortization expense increased 31% to $3.5 million for the three months ended March 31, 1996 as compared to the comparable prior year period due primarily to the Company's acquisition of two acute care hospitals in July and August of 1995 partially offset by the effect of three acute care facilities divested in July and October of 1995.

Interest expense increased $3.0 million for the three month period ended March 31, 1996 over the 1995 quarter due primarily to increased borrowings used to finance the purchase of two acute care hospitals during the third quarter of 1995.

The effective tax rate was 36% and 39% for the three month periods ended March 31, 1996 and 1995, respectively. The decrease in the effective rate was due primarily to the financing of employee benefit programs.


GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 48% and 43% of the Company's net patient revenues for the three months ended March 31, 1996 and 1995, respectively, excluding the additional revenues from special
Medicaid reimbursement programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for psychiatric hospitals.

In addition other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs to grow, including HMOs, PPOs and Medicare and Medicaid beneficiaries enrolled in such programs. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.


                           Page Nine of Twelve Pages

In addition to the trends described above that continue to have an impact on operating results, there are a number of other, more general factors affecting the Company's business. Both the House of Representatives and the Senate are considering legislation providing for substantial Medicare savings over an extended period, including reductions in payments to hospitals, which would limit the rate of growth of the program. The Company can not predict what new legislation may ultimately be enacted, and if enacted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $32.7 million for the three months ended March 31, 1996 and $24.1 million for the three months ended March 31, 1995. The $8.6 million increase during the 1996 quarter as compared to the 1995 comparable period was primarily due to a $5.7 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization and provision for self-insurance reserves). In addition, cash flow from operating activities in the first quarter of 1995 was adversely impacted by an increase in accounts receivable resulting from a temporary decline in cash collections due to information systems conversions at the Company's hospitals. Partially offsetting these changes was a $2.7 million increase in payments made in settlement of self-insurance claims. The net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.

During the first three months of 1996, the Company used $25.7 million of its operating cash flow to finance capital expenditures (including $7 million spent on the construction of a new medical complex in Summerlin, Nevada) and $6.8 million to reduce outstanding debt.

Subsequent to the end of the 1996 first quarter, the Company executed a purchase agreement to acquire four behavioral health care hospitals located in Pennsylvania and seven contracts to manage behavioral health programs. This purchase transaction, which is subject to regulatory approval, is expected to be completed in June, 1996. The total purchase price for the acquisition of these hospitals and management contracts is $36.5 million in cash for the operations and the property, plant and equipment and up to an additional $5 million which is contingent upon the future operating performance of the acquired assets. In May of 1996, the Company advanced $36.5 million to the seller pursuant to a term note, which is secured by the stock of the subsidiaries to be acquired by the Company. The term note matures upon the earlier of the granting of regulatory approval and the closing of the purchase transaction, or October 31, 1996. Also in connection with this transaction, the Company entered into a $7 million loan agreement which is secured by the stock of the subsidiaries to be acquired by the Company. The $7 million note, the term of which may be extended upon closing of the above mentioned purchase transaction, is scheduled to mature upon the earlier of the granting of regulatory approval and the closing of the purchase transaction described above, or October 31, 1996.

In May, 1996 the Company completed the acquisition of Northwest Texas Healthcare System located in Amarillo, Texas for approximately $125 million in cash. Northwest Texas Healthcare System consists of a 360 licensed bed full service acute care hospital and free standing behavioral health hospital, two
urgent care clinics and other operations.   The funds used to finance the above
mentioned transactions were borrowed under the Company's revolving credit facility.




                            Page Ten of Twelve Pages

The Company expects to finance all capital expenditures and acquisitions with internally generated funds, borrowed funds or the sale of debt or equity securities. As of March 31, 1996, after including the $168.5 million of additional borrowings for the purchase transactions described above, the Company had $42 million of unused borrowing capacity under its commercial paper and revolving credit facilities.


                          PART II.  OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      10.1 Asset Purchase Agreement dated as of April 19, 1996 by and among UHS of PENNSYLVANIA, INC., a Pennsylvania corporation, and subsidiary of UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation, UHS, UHS OF DELAWARE, INC., a Delaware corporation and subsidiary of UHS, WELLINGTON REGIONAL MEDICAL CENTER, INC., a Florida corporation and subsidiary of UHS, FIRST HOSPITAL CORPORATION, a Virginia corporation, FHC MANAGEMENT SERVICES, INC., a Virginia corporation, HEALTH SERVICES MANAGEMENT, INC., a Pennsylvania corporation, HORSHAM CLINIC, INC., d/b/a THE HORSHAM CLINIC, a Pennsylvania corporation, CENTRE VALLEY MANAGEMENT, INC. d/b/a THE MEADOWS PSYCHIATRIC CENTER, a Pennsylvania corporation, CLARION FHC, INC. d/b/a CLARION PSYCHIATRIC CENTER, a Pennsylvania corporation, WESTCARE, INC. d/b/a ROXBURY, a Virginia corporation and FIRST HOSPITAL CORPORATION OF FLORIDA, a Florida corporation.

      10.2 $36.5 million Term Note dated May 3, 1996 between Universal Health Services, Inc., a Delaware corporation, and First Hospital Corporation, Horsham Clinic, Inc. d/b/a Horsham Clinic, Centre Valley Management, Inc. d/b/a The Meadows Psychiatric Center, Clarion FHC. d/b/a Clarion Psychiatric Center, Westcare, Inc. d/b/a Roxbury, FHC Management Services, Inc., Health Services Management, Inc., First Hospital Corporation of Florida.

      10.3 $7 million Term Note dated May 3, 1996 between Universal Health Services, Inc. a Delaware corporation and First Hospital Corporation, Horsham Clinic, Inc. d/b/a Horsham Clinic, Centre Valley Management, Inc. d/b/a The Meadows Psychiatric Center, Clarion FHC. d/b/a Clarion Psychiatric Center, Westcare, Inc. d/b/a Roxbury, FHC Management Services, Inc., Health Services Management, Inc., First Hospital Corporation of Florida.

      27. Financial Data Schedule

(b)  Reports on Form 8-K

       None

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



                                   Universal Health Services, Inc.
                                           (Registrant)





Date:  May 13, 1996                /s/ Kirk E. Gorman
                                   -----------------------------------------
                                   Kirk E. Gorman, Senior Vice President and
                                   Chief Financial Officer


                                   (Principal Financial Officer and
                                    Duly Authorized Officer).


                             Page Twelve of Twelve Pages