Form 10-Q
period 1996-06-30
UNIVERSAL HEALTH SERVICES INC
filed 1996-08-12
CIK 352915

================================================================================


                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 (MARK ONE)
               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

               (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ............to..........
                     Commission file number 0-10454

                        UNIVERSAL HEALTH SERVICES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                          23-2077891
            -------------------------------                           ----------------
            (State or other jurisdiction of                           (I.R.S. Employer
            Incorporation or Organization)                           Identification No.)

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA        19406
               -------------------------------------------------
              (Address of principal executive office)  (Zip Code)

       Registrant's telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 1996:

                           Class A           2,065,019
                           Class B          29,770,566
                           Class C             207,640
                           Class D              39,278

================================================================================

                           Page One of Thirteen Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


PART I.  FINANCIAL INFORMATION                                                                  PAGE NO.
                                                                                                --------
Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .       Three
      Six Months Ended June 30, 1996 and 1995

   Condensed Consolidated Balance Sheets - June 30, 1996
      and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .       Five


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

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       Thirteen





                           Page Two of Thirteen Pages

                         PART I.  FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (000s omitted except per share amounts)
                                  (unaudited)



                                           THREE MONTHS            SIX MONTHS
                                          ENDED JUNE 30,          ENDED JUNE 30,
                                       -------------------    --------------------
                                        1996       1995       1996          1995
                                       -------------------    --------------------
Net revenues                          $286,994    $214,165    $558,610    $434,880

Operating charges:
     Operating expenses                109,615      84,092     211,950     168,561
     Salaries and wages                101,331      77,617     195,831     155,638
     Provision for doubtful accounts    24,631      16,057      46,398      33,242
     Depreciation and amortization      16,721      11,748      31,504      23,058
     Lease and rental expense            9,573       8,776      18,978      17,548
     Interest expense, net               5,972       1,427      10,620       3,041
                                      --------    --------    --------    --------
                                       267,843     199,717     515,281     401,088
                                      --------    --------    --------    --------

Income before income taxes              19,151      14,448      43,329      33,792
Provision for income taxes               6,935       4,893      15,612      12,396
                                      --------    --------    --------    --------

Net income                            $ 12,216    $  9,555    $ 27,717    $ 21,396
                                      ========    ========    ========    ========

Earnings per common
   and common share equivalents:      $   0.42    $   0.34    $   0.96    $   0.77
                                      ========    ========    ========    ========
Weighted average number of
   common shares and equivalents:       28,958      28,024      28,835      27,954
                                      ========    ========    ========    ========





  See accompanying notes to these condensed consolidated financial statements.




                          Page Three of Thirteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)

                                                JUNE 30,    DECEMBER 31,
                                                  1996         1995
                                               ---------    ------------
                                                (Unaudited)
           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                  $     338    $      34
    Accounts receivable, net                     134,861      114,163
    Supplies                                      20,895       18,207
    Deferred income taxes                         15,304       18,989
    Other current assets                           7,008        5,529
                                               ---------    ---------
          Total current assets                   178,406      156,922
                                               ---------    ---------

Property and equipment                           798,801      641,528
Less: accumulated depreciation                  (256,819)    (248,540)
                                               ---------    ---------
                                                 541,982      392,988
                                               ---------    ---------
OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                            155,764      136,206
    Deferred income taxes                         18,718       17,283
    Deferred charges                              13,445       11,466
    Other                                         47,192       33,186
                                               ---------    ---------
                                                 235,119      198,141
                                               ---------    ---------
                                               $ 955,507    $ 748,051
                                               =========    =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt       $   7,646    $   7,125
    Accounts payable and accrued liabilities     148,495      126,018
    Federal and state taxes                          643        1,874
                                               ---------    ---------
          Total current liabilities              156,784      135,017
                                               ---------    ---------

Other noncurrent liabilities                      83,688       78,248
                                               ---------    ---------
Long-term debt, net of current maturities        285,509      237,086
                                               ---------    ---------
COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,155,928 shares
      outstanding in 1996, 1,092,527 in 1995          22           11
    Class B Common Stock, 29,670,318 shares
      outstanding in 1996, 12,658,818 in 1995        297          127
    Class C Common Stock, 216,731 shares
      outstanding in 1996, 109,622 in 1995             2            1
    Class D Common Stock, 39,526 shares
      outstanding in 1996, 20,503 in 1995             --           --
    Capital in excess of par, net of deferred
      compensation of $527,000 in 1996
      and $941,000 in 1995                       193,808       89,881
    Retained earnings                            235,397      207,680
                                               ---------    ---------
                                                 429,526      297,700
                                               ---------    ---------
                                               $ 955,507    $ 748,051
                                               =========    =========


  See accompanying notes to these condensed consolidated financial statements.

                          Page Four of Thirteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                            1996       1995
                                                         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $27,717     $21,396
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                             31,504      23,058
   Provision for self-insurance reserves                    7,401       6,666
   Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                      7,466      15,006
   Accrued interest                                          (491)     (1,923)
   Accrued and deferred income taxes                        4,220     (13,078)
   Other working capital accounts                          13,384      12,347
   Other assets and deferred charges                       (7,141)     (4,041)
   Other                                                      327         940
   Payments made in settlement of self-insurance claims    (5,639)     (3,203)
                                                        ---------    --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                78,748      57,168
                                                        ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   PROPERTY and equipment additions, net                  (50,432)    (31,233)
   Acquisition of businesses                             (165,142)     (4,696)
   Notes receivable related to acquisitions               (10,545)       --
                                                        ---------    --------
  NET CASH USED IN INVESTING ACTIVITIES                  (226,119)    (35,929)
                                                        ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                   47,330        --
   Reduction of long-term debt                               --       (18,711)
   Issuance of common stock                               100,345         501
                                                        ---------    --------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     147,675     (18,210)
                                                        ---------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                         304       3,029
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 34         780
                                                        ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $338      $3,809
                                                        =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $11,111      $4,964
                                                        =========    ========

  Income taxes paid, net of refunds                       $11,614     $25,474
                                                        =========    ========


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

In April 1996, the Company declared a two for one stock split in the form of a 100% stock dividend which was paid on May 17, 1996 to shareholders of record as of May 6, 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for the three and six months ended June 30, 1996 and 1995 have been adjusted to reflect the two for one stock split.

(3)  UNUSUAL ITEMS

Included in operating expenses for the three and six month periods ended June 30, 1995 was a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of a 225-bed acute care facility located in Aiken, South Carolina. Operating expenses during the second quarter and six months of 1995 were favorably impacted by reductions in certain reserve balances totaling $1.9 million.

(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(5)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $20 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.




                           Page Six of Thirteen Pages

(6) ACQUISITIONS AND EQUITY ISSUANCE

In May 1996, the Company acquired substantially all of the assets and operations of Northwest Texas Healthcare Systems, a 360-bed medical complex located in Amarillo, Texas for $126 million in cash. The assets acquired include the real and personal property, working capital and tangible assets. The Company also will be required to pay additional amounts to the seller equal to 15% of any amount of the hospital's earnings before depreciation, interest and taxes in excess of $24 million in each year of the seven year period commencing April 1, 1996 and ending March 31, 2003. In addition, under terms of the agreement, the seller will pay the Company $8 million per year for the first four years and $6 million per year (subject to certain adjustments for inflation) for up to an additional 36 years to help support the cost of medical services to indigent patients.

Also during the 1996 second quarter, the Company completed the purchase of (i) substantially all of the assets and operations of four behavioral health centers located in Pennsylvania; (ii) management contracts for seven other behavioral health centers, subject to the facilities' approval; and (iii) 33 acres of land adjacent to the Company's Wellington Regional Medical Center, for $39.5 million and up to an additional $5 million which is contingent upon the future operating performance of the acquired assets. In connection with this transaction, the Company made a $7 million loan to the seller, which is secured by the stock of a subsidiary of the seller. The $7 million note is scheduled to mature September 18, 1997.

In June 1996, the Company advanced approximately $3.5 million pursuant to a loan sale agreement in connection with the purchase of a 164-bed behavioral health facility located in Texas. The Company expects the closing of this transaction to occur during the third quarter of 1996.

In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of approximately $99.1 million generated from this offering were used to partially finance the purchase transactions mentioned above.



                          Page Seven of Thirteen Pages

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

GENERAL

The matters discussed in this report as well as the news releases issued from time to time by the Company contain certain forward-looking statements that involve risks and uncertainties, including, among other things, that the majority of the Company's revenues are produced by a small number of its total facilities, possible changes in levels and terms of reimbursement for the Company's charges by government programs or other third party payors, the ability of the Company to successfully integrate its recent and proposed acquisitions and the ability to continue to finance its growth on favorable terms.

RESULTS OF OPERATIONS

Net revenues increased 34% or $73 million for the three months ended June 30, 1996 and 29% or $124 million for the six months ended June 30, 1996 over the comparable prior year periods due primarily to the acquisitions of: (i) a 360-bed medical complex located in Amarillo, Texas acquired during the second quarter of 1996; (ii) four behavioral health centers located in Pennsylvania acquired during the second quarter of 1996, and; (iii) a 225-bed acute care facility and a 512-bed acute care facility, both of which were acquired during the third quarter of 1995. Also contributing to the increase in net revenues was an increase in net revenues at hospital facilities owned during both periods as revenues at these facilities increased 3% or $5 million for the three months ended June 30, 1996 and 3% or $11 million for the six months ended June 30, 1996 over the comparable prior year periods.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (EBITDAR) increased 41% or $15 million to $51 million for the three months ended June 30, 1996 as compared to $36 million in the comparable prior year period and 35% or $27 million to $104 million for the six months ended June 30, 1996 as compared to $77 million in the comparable prior year period. Overall operating margins were 17.9% and 17.0% for the three months ended June 30, 1996 and 1995 and 18.7% and 17.8% for the six months ended June 30, 1996 and 1995, respectively.


ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals and ambulatory treatment centers as a percentage of consolidated net revenues accounted for 85% in each of the three month periods ended June 30, 1996 and 1995 and 86% and 85% for the six month periods ended June 30, 1996 and 1995, respectively. Net revenues at the Company's acute care hospitals owned during both periods increased 2% for the three month period ended June 30, 1996 and 4% for the six month period ended June 30, 1996 over the comparable prior year periods. Inpatient admissions at the Company's acute care hospitals owned during both periods increased 1% and 4% for the three and six month periods ended June 30, 1996 as compared to the comparable prior year periods as patient days at these facilities decreased 3% in the 1996 second quarter as compared to the 1995 second quarter due to a 4% decrease in length of stay. Patient days for the six months ended June 30, 1996 remained unchanged while the length of stay decreased 3% during the 1996 six month period as compared to the comparable 1995 period. Outpatient activity at the Company's acute care hospitals continues to increase as a result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis.
To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.



                          Page Eight of Thirteen Pages

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities as a percentage of consolidated net revenues accounted for 15% and 14% for the three month periods ended June 30, 1996 and 1995 and 13% and 14% for the six month periods ended June 30, 1996 and 1995. Net revenues at the Company's behavioral health centers owned during both periods increased 4% during the 1996 second quarter over the comparable prior year quarter due to a 14% increase in inpatient admissions and a 4% increase in patient days while the length of stay at these facilities decreased 9% during the three month period ended June 30, 1996 as compared to the comparable prior year period. For the six month period of 1996, net revenues at these facilities decreased 1% as inpatient admissions increased 7% and patient days increased 3% while the average length of stay decreased 4% as compared to the comparable prior year periods. The reduction in the average length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs.

OTHER OPERATING RESULTS

Depreciation and amortization expense increased 42% or $5.0 million for the three months ended June 30, 1996 and 37% or $8.4 million for the six months ended June 30, 1996 as compared to the comparable prior year periods due primarily to the Company's acquisition of one acute care hospital and four behavioral health centers during the second quarter of 1996 and two acute care hospitals acquired during the third quarter of 1995. Partially offsetting these increases was the effect of three acute care facilities divested in July and October of 1995.

Interest expense increased $4.5 million and $7.6 million for the three and six month periods ended June 30, 1996 over the comparable 1995 periods due primarily to increased borrowings used to finance the purchase of the acute care hospital and four behavioral health centers during the second quarter of 1996 and the acquisition of two acute care hospitals during the third quarter of 1995. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the purchase transactions mentioned above

The effective tax rate was 36.2% and 33.9% for the three month periods ended June 30, 1996 and 1995 and 36.0% and 36.7% for the six month periods ended June 30, 1996 and 1995, respectively. The decrease in the effective rate for the six month period ended June 30, 1996 as compared to the comparable prior year period was due primarily to the financing of employee benefit programs.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 52% and 47% of the Company's net patient revenues for the three months ended June 30, 1996 and 1995 and 50% and 46% of the Company's net patient revenues for the six months
ended June 30, 1996 and 1995, respectively.   The Company expects the Medicare
and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for psychiatric hospitals.




                          Page Nine of Thirteen Pages

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

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' low income patients, three of the Company's acute care facilities located in Texas (including Northwest Texas Health Systems which was acquired by the Company in May, 1996) became eligible and received additional reimbursement from the state's disproportionate share hospital fund. Included in the Company's financials was an aggregate of $3.6 million and $3.8 million for the three months ended June 30, 1996 and 1995 and $5.4 million and $7.5 million for the six months ended June 30, 1996 and 1995, respectively, received pursuant to the terms of this program. The program is scheduled to terminate in August, 1996 and the Company cannot predict whether this program will continue beyond the scheduled termination date.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $78.7 million for the six months ended June 30, 1996 and $57.2 million for the six months ended June 30, 1995. The $21.5 million increase during the 1996 six month period as compared to the 1995 comparable period was due primarily to a $15.5 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization and provision for self-insurance reserves) and a $13.9 million decrease in the payment of income taxes due to the 1995 period including the payment of previously deferred taxes related to the sale of two hospitals. Partially offsetting these favorable changes was a $15.0 million decrease in accounts receivable during the first six months of 1995 (as compared to $7.5 million during the 1996 six month period) resulting from a temporary decline in cash collections at the end of 1994 and first quarter of 1995 due to information system conversions at the Company's hospitals. The net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.

During the six months of 1996, the Company acquired an acute care hospital located in Amarillo, Texas for $126 million in cash and four behavioral health centers located in Pennsylvania for $39.5 million in cash and up to $5 million which is contingent upon future operating performance of the facilities. Also in connection with the acquisition of the four behavioral health centers, the Company advanced $7 million pursuant to the terms of a loan agreement which is scheduled to mature in September of 1997. During the six month period of 1996, the Company spent $50 million to finance capital expenditures, including $13 million spent on the construction of a new medical complex in Summerlin, Nevada.

                          Page Ten of  Thirteen Pages

The above mentioned acquisitions and capital expenditures were financed through the Company's operating cash flow ($78.7 million), additional borrowings under the Company's revolving credit facility ($47.3 million) and the net proceeds generated from the issuance of four million shares of the Company's Class B Common Stock issued at $26 per share (generating net proceeds of $99.1 million). The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. As of June 30, 1996, the Company had $157.1 million of unused borrowing capacity under its commercial paper and revolving credit facilities.




                         Page Eleven of Thirteen Pages

                          PART II.  OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following information relates to matters submitted to the stockholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 15, 1996.

(b)      Not applicable.

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

         Adoption of the Amendment to the Company's 1992 Stock Option Plan

         Votes cast in favor                                      12,482,688
         Votes cast against                                          351,183
         Votes abstained                                               7,620
         Broker non-votes                                                  0

         Adoption of the Company's Stock Purchase Plan

         Votes cast in favor                                      12,798,372
         Votes cast against                                           35,627
         Votes abstained                                               7,312
         Broker non-votes                                                  0

         Election by Class A & Class C stockholders of Class III Directors, Alan B. Miller and Sidney Miller:

                                                     Alan B. Miller                     Sidney Miller
                                                    ---------------                     -------------
        Votes cast in favor                            1,195,644                          1,195,644
        Votes withheld                                         0                                  0

        Election by Class B & Class D stockholders of a Class III Director, Paul R. Verkuil:

        Votes cast in favor                    9,409,083
        Votes withheld                           606,711

(d)     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

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



                                       Universal Health Services, Inc.
                                               (Registrant)





Date:  August  9, 1996            /s/ Kirk E. Gorman
                                  -------------------------------------------
                                  Kirk E. Gorman, Senior Vice President and
                                  Chief Financial Officer


                                   (Principal Financial Officer and
                                   Duly Authorized Officer).




                        Page Thirteen of Thirteen Pages