Form 10-Q
period 1996-09-30
UNIVERSAL HEALTH SERVICES INC
filed 1996-11-12
CIK 352915

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                       KING OF PRUSSIA, PENNSYLVANIA 19406
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 1996:
                            Class A  2,065,019
                            Class B 29,788,444
                            Class C    207,640
                            Class D     37,335


                            Page One of Twelve Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X


PART I.  FINANCIAL INFORMATION.......................................................  PAGE NO.

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended September 30, 1996 and 1995.................................  Three
      Nine Months Ended September 30, 1996 and 1995

   Condensed Consolidated Balance Sheets - September 30, 1996
      and December 31, 1995..........................................................  Four

   Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1996 and 1995..................................  Five


   Notes to Condensed Consolidated Financial Statements..............................  Six

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .........................................  Seven, Eight, Nine, Ten


PART II.  OTHER INFORMATION..........................................................  Eleven

SIGNATURE.....................................................................................Twelve


                            Page Two of Twelve Pages

                         PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)



                                            THREE MONTHS             NINE MONTHS
                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                        --------------------    --------------------
                                          1996        1995        1996        1995
                                        --------    --------    --------    --------
Net revenues                            $303,479    $234,144    $862,089    $669,024

Operating charges:
     Operating expenses                  118,127      92,068     330,077     260,629
     Salaries and wages                  107,568      83,120     303,399     238,758
     Provision for doubtful accounts      26,411      21,823      72,809      55,065
     Depreciation and amortization        19,210      13,218      50,714      36,276
     Lease and rental expense              9,441       9,248      28,419      26,796
     Interest expense, net                 5,223       3,368      15,843       6,409
                                        --------    --------    --------    --------
                                         285,980     222,845     801,261     623,933
                                        --------    --------    --------    --------

Income before income taxes                17,499      11,299      60,828      45,091
Provision for income taxes                 6,214       4,070      21,826      16,466
                                        --------    --------    --------    --------


Net income                              $ 11,285    $  7,229    $ 39,002    $ 28,625
                                        ========    ========    ========    ========


Earnings per common
   and common share equivalents:        $   0.34    $   0.26    $   1.29    $   1.02
                                        ========    ========    ========    ========

Weighted average number of
   common shares and equivalents:         32,849      28,116      30,173      28,008
                                        ========    ========    ========    ========


  See accompanying notes to these condensed consolidated financial statements.


                           Page Three of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)

                                               SEPTEMBER 30,  DECEMBER 31,
                                                   1996          1995
                                               ------------   -----------
                                               (UNAUDITED)
                                               ------------
ASSETS
------
CURRENT ASSETS:
    Cash and cash equivalents                    $     105     $      34
    Accounts receivable, net                       135,989       114,163
    Supplies                                        21,451        18,207
    Deferred income taxes                           10,886        18,989
    Other current assets                             4,970         5,529
                                                 ---------     ---------
          Total current assets                     173,401       156,922
                                                 ---------     ---------

Property and equipment                             824,421       641,528
Less: accumulated depreciation                    (264,147)     (248,540)
                                                 ---------     ---------
                                                   560,274       392,988
                                                 ---------     ---------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                              151,834       136,206
    Deferred income taxes                           18,660        17,283
    Deferred charges                                14,119        11,466
    Other                                           41,809        33,186
                                                 ---------     ---------
                                                   226,422       198,141
                                                 ---------     ---------
                                                 $ 960,097     $ 748,051
                                                 =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt         $   8,095     $   7,125
    Accounts payable and accrued liabilities       151,154       126,018
    Federal and state taxes                          1,489         1,874
                                                 ---------     ---------
          Total current liabilities                160,738       135,017
                                                 ---------     ---------

Other noncurrent liabilities                        84,074        78,248
                                                 ---------     ---------
Long-term debt, net of current maturities          274,430       237,086
                                                 ---------     ---------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,065,019 shares
      outstanding in 1996, 1,092,527 in 1995            21            11
    Class B Common Stock, 29,780,400 shares
      outstanding in 1996, 12,658,818 in 1995          298           127
    Class C Common Stock, 207,640 shares
      outstanding in 1996, 109,622 in 1995               2             1
    Class D Common Stock, 39,083 shares
      outstanding in 1996, 20,503 in 1995             --            --
    Capital in excess of par, net of deferred
      compensation of $452,000 in 1996
      and $941,000 in 1995                         193,852        89,881
    Retained earnings                              246,682       207,680
                                                 ---------     ---------
                                                   440,855       297,700
                                                 ---------     ---------
                                                 $ 960,097     $ 748,051
                                                 =========     =========

             See accompanying notes to these condensed consolidated
                             financial statements.

                            Page Four of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                               NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             1996          1995
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  39,002     $  28,625
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                50,714        36,276
   Provision for self-insurance reserves                      11,608        11,106
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                         9,282        14,927
   Accrued interest                                           (3,504)           (6)
   Accrued and deferred income taxes                           9,592       (13,766)
   Other working capital accounts                             18,287         8,684
   Other assets and deferred charges                          (7,015)       (7,377)
   Other                                                      (2,050)        1,515
   Payments made in settlement of self-insurance claims       (6,157)       (5,349)
                                                           ---------     ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                  119,759        74,635
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                     (79,187)      (38,473)
   Acquisition of businesses                                (168,429)     (187,346)
   Notes receivable related to acquisitions                   (7,000)         --
   Acquisition of assets held for lease                         --          (3,062)
                                                           ---------     ---------
  NET CASH USED IN INVESTING ACTIVITIES                     (254,616)     (228,881)
                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowings                                      34,655       152,662
   Issuance of common stock, net of issuance costs           100,273           960
                                                           ---------     ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                  134,928       153,622
                                                           ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  71          (624)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    34           780
                                                           =========     =========
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     105     $     156
                                                           =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $  19,347     $   6,415
                                                           =========     =========

  Income taxes paid, net of refunds                        $  12,456     $  30,232
                                                           =========     =========


                    See accompanying notes to these condensed
                       consolidated financial statements.


                            Page Five of Twelve Pages

                 UNIVERSAL HEALTH SERVICES,INC. AND SUBSIDIARIES

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

In April 1996, the Company declared a two for one stock split in the form of a 100% stock dividend which was paid on May 17, 1996 to shareholders of record as of May 6, 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for the three and nine months ended September 30, 1996 and 1995 have been adjusted to reflect the two for one stock split.

(3)  UNUSUAL ITEMS

Included in operating expenses during the 1995 nine month period was a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of a 225-bed acute care facility located in Aiken, South Carolina. Operating expenses for the nine months ended September 30, 1995 were favorably impacted by reductions in certain reserve balances totaling $1.9 million.


(4)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability reserves, workers' compensation reserves, pension reserves and minority interests in majority owned subsidiaries and partnerships.

(5)  COMMITMENTS AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $16.4 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.


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

RESULTS OF OPERATIONS

Net revenues increased 30% or $69 million for the three months ended September 30, 1996 and 29% or $193 million for the nine months ended September 30, 1996 over the comparable prior year periods due primarily to the acquisitions of: (i) a 360-bed medical complex located in Amarillo, Texas acquired during the second quarter of 1996; (ii) five behavioral health centers located in Pennsylvania and Texas acquired during the second and third quarters of 1996, and; (iii) a 225-bed acute care facility and a 512-bed acute care facility, both of which were acquired during the third quarter of 1995. Also contributing to the increase in net revenues was an increase in net revenues at hospital facilities owned during both periods as revenues at these facilities increased 2% or $4 million for the three months ended September 30, 1996 and 3% or $15 million for the nine months ended September 30, 1996 over the comparable prior year periods.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (EBITDAR) increased 38% or $14 million to $51 million for the three months ended September 30, 1996 as compared to $37 million in the comparable prior year period and 36% or $41 million to $156 million for the nine months ended September 30, 1996 as compared to $115 million in the comparable prior year period. Overall operating margins were 16.9% and 15.9% for the three months ended September 30, 1996 and 1995 and 18.1% and 17.1% for the nine months ended September 30, 1996 and 1995, respectively.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals and ambulatory treatment centers as a percentage of consolidated net revenues accounted for 85% and 86% for the three month periods ended September 30, 1996 and 1995, respectively, and 86% for each of the nine month periods ended September 30, 1996 and 1995. Inpatient admissions at the Company's acute care hospitals owned during both periods decreased 2% during the three month period ended September 30, 1996 as compared to the comparable prior year period and increased 2% during the nine month period ended September 30, 1996 as compared to the nine month period in the prior year. Patient days at these facilities decreased 5% and 2% for the three and nine month periods ended September 30, 1996 as compared to the comparable prior year periods, respectively, while the length of stay decreased 4% and 3% for the three and nine month periods ended September 30, 1996 as compared to the comparable prior year periods, respectively. Despite the decline in patient days and the average length of stay at the Company's acute care facilities owned during both periods, net revenues increased 2% for the three month period ended September 30, 1996 and 3% for the nine month period ended September 30, 1996 over the comparable prior year periods due to an increase in outpatient activity.


                           Page Seven of Twelve Pages

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


BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities as a percentage of consolidated net revenues accounted for 15% and 13% for the three month periods ended September 30, 1996 and 1995, respectively, and 14% for each of the nine month periods ended September 30, 1996 and 1995. Net revenues at the Company's behavioral health centers owned during both periods increased 3% and 1% during the three and nine month periods ended September 30, 1996 over the comparable prior year periods, respectively. Inpatient admissions at these facilities increased 4% for the three month period ended September 30, 1996 as compared to the comparable prior year quarter while patient days decreased 5% during the 1996 third quarter as compared to the comparable 1995 quarter due to an 8% decrease in the average length of stay. For the nine month period ended September 30, 1996, inpatient admissions at the Company's behavioral health centers owned during both periods increased 6% over the comparable 1995 nine month period as patient days remained unchanged due to a 5% decrease in the average length of stay at these facilities. The reduction in the average length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs.

OTHER OPERATING RESULTS

Depreciation and amortization expense increased 45% or $6.0 million to $19.2 million for the three months ended September 30, 1996 and 40% or $14.4 million to $50.7 million for the nine months ended September 30,1996 as compared to the comparable prior year periods. These increases were due primarily to the Company's acquisition of one acute care hospital and five behavioral health centers acquired during the second and third quarters of 1996 and two acute care hospitals acquired during the third quarter of 1995. Partially offsetting these increases was the effect of three acute care facilities divested in July and October of 1995.

Interest expense increased $1.9 million to $5.2 million and $9.4 million to $15.8 million for the three and nine month periods ended September 30, 1996 over the comparable 1995 periods, respectively. The increased interest expense resulted from increased borrowings used to finance the purchase of the acute care hospital and five behavioral health centers acquired during the second and third quarters of 1996 and the acquisition of two acute care hospitals during the third quarter of 1995. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the purchase transactions mentioned above

The effective tax rates were 35.5% and 36.0% for the three month periods ended September 30, 1996 and 1995 and 35.9% and 36.5% for the nine month periods ended September 30, 1996 and 1995, respectively.


                           Page Eight of Twelve Pages

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 49% and 46% of the Company's net patient revenues for the three months ended September 30, 1996 and 1995 and 50% and 46% of the Company's net patient revenues for the nine months ended September 30, 1996 and 1995, respectively. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for psychiatric hospitals.

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

In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries. The Company cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' low income patients, three of the Company's acute care facilities located in Texas (including Northwest Texas Health Systems which was acquired by the Company in May, 1996) became eligible and received additional reimbursement from the state's disproportionate share hospital fund. Included in the Company's financials was an aggregate of $4.7 million and $3.1 million for the three months ended September 30, 1996 and 1995 and $10.1 million and $10.6 million for the nine months ended September 30, 1996 and 1995, respectively, received pursuant to the terms of this program. The program is scheduled to terminate in August, 1997 and the Company cannot predict whether this program will continue beyond the scheduled termination date.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $119.8 million for the nine months ended September 30, 1996 and $74.6 million for the nine months ended September 30, 1995. The $45.2 million increase during the 1996 nine month period as compared to the 1995 comparable period was due primarily to a $25.3 million increase in net income plus the addback of non-cash charges (depreciation, amortization and provision for self-insurance reserves), a $17.8 million decrease in the payment of income taxes due to the 1995 period including the payment of previously deferred taxes related to the sale of two hospitals and $2.1 million of other net working capital changes. The net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.


                            Page Nine of Twelve Pages

During the second quarter of 1996, the Company acquired an acute care hospital located in Amarillo, Texas for $125.5 million in cash and four behavioral health centers located in Pennsylvania for $39.5 million in cash and up to $5 million which is contingent upon future operating performance of the facilities. Also in connection with the acquisition of the four behavioral health centers, the Company advanced $7 million pursuant to the terms of a loan agreement which is scheduled to mature in September of 1997. During the third quarter of 1996, the Company completed the acquisition of a behavioral health center located in Texas for $3.3 million in cash. During the nine month period of 1996, the Company spent $79 million to finance capital expenditures, including $28 million spent on the construction of a new medical complex in Summerlin, Nevada and a new acute care facility in Edinburg, Texas.

The above mentioned acquisitions and capital expenditures were financed through the Company's operating cash flow ($119.8 million), additional borrowings under the Company's revolving credit facility ($34.7 million) and the net proceeds generated from the issuance of four million shares of the Company's Class B Common Stock issued at $26 per share (generating net proceeds of $99.1 million). The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. As of September 30, 1996, the Company had $167 million of unused borrowing capacity under its commercial paper and revolving credit facilities.


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



                                   Universal Health Services, Inc.
                                           (Registrant)






Date:  November 8, 1996
                             /s/ Kirk E. Gorman
                             -----------------------------------------
                             Kirk E. Gorman, Senior Vice President and
                             Chief Financial Officer


                             (Principal Financial Officer and
                              Duly Authorized Officer).







                           Page Twelve of Twelve Pages