Form 10-K
period 1996-12-31
UNIVERSAL HEALTH SERVICES INC
filed 1997-03-27
CIK 352915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM         TO
                          COMMISSION FILE NO. 0-10454

                        UNIVERSAL HEALTH SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              23-2077891
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

      UNIVERSAL CORPORATE CENTER
  367 SOUTH GULPH ROAD P.O. BOX 61558
     KING OF PRUSSIA, PENNSYLVANIA
    (ADDRESS OF PRINCIPAL EXECUTIVE                  19406-0958
               OFFICES)                              (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 768-3300

                             ---------------------

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

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 1997, was 2,060,929, 29,876,737, 207,230, and 36,678, respectively.

The aggregate market value of voting stock held by non-affiliates at January 31, 1997 was $865,824,029. (For purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 (incorporated by reference under Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The principal business of Universal Health Services, Inc. (together with its subsidiaries, the "Company") is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. Presently, the Company operates 35 hospitals, consisting of 14 acute care hospitals, 20 behavioral health centers, and one women's center, in Arkansas, California, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Missouri, Nevada, Oklahoma, Pennsylvania, South Carolina, Texas and Washington. The Company, as part of its Ambulatory Treatment Centers Division, owns outright, or in partnership with physicians, and operates or manages 27 surgery and radiation oncology centers located in 15 states.

  Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services and psychiatric services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, data processing, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

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

RECENT AND PROPOSED ACQUISITIONS AND DEVELOPMENT ACTIVITIES

  In 1996, the Company proceeded with its development of new facilities and consummated a number of acquisitions. In January 1996, the Company broke ground on a new $24 million 130-bed acute care hospital, Edinburg Regional Medical Center, in Edinburg, Texas, which is scheduled to open in July 1997. The development of this new hospital will enable the Company to enhance its presence in McAllen, where it currently operates the 490-bed McAllen Medical Center.

  During 1996, the Company, with the participation of Howard Hughes Corporation, continued the construction of a medical complex located in Summerlin, Nevada, in western Las Vegas. The medical complex consists of a 149-bed acute care facility which is scheduled to open during the fourth quarter of 1997; and an outpatient surgery center, medical office building and a radiation therapy center (all of which opened during the fourth quarter of 1996).

  In March 1996, the Company opened the first of its Renaissance Centers for Women, the Renaissance Women's Center of Edmond, in Edmond, Oklahoma. Both the Renaissance Women's Center of Austin located in Austin, Texas, and the Lakeside Women's Center located in Oklahoma City, Oklahoma, are scheduled to open in September 1997. The Company owns various equity interests in the limited liability companies and limited partnerships which own and operate these facilities.

  In May 1996, the Company acquired substantially all of the assets and operations of the Northwest Texas Healthcare System, a 357-bed medical complex located in Amarillo, Texas, for $126 million in cash.

  In June 1996, the Company acquired from First Hospital Corporation, for $39 million, four behavioral health centers located in Pennsylvania: The Horsham Clinic in Ambler; Clarion Psychiatric Center in Clarion; The Meadows Psychiatric Center in Centre Hall; and Roxbury Treatment Center in Shippensburg. This acquisition also included management contracts for seven other behavioral health centers and 33 acres of land adjacent to the Company's Wellington Regional Medical Center.

  In August 1996, the Company acquired the Timberlawn Mental Health System, a 164-bed behavioral health facility located in Dallas, Texas, for $3 million.

  The Company also selectively expanded its operations at certain of its existing facilities: McAllen Medical Center in McAllen, Texas (1) completed a major expansion to the OB/GYN department, including seven LDRP rooms and two additional surgical suites and (2) completed an expansion of the cardiology department with the addition of a third cardiac catheterization room; Valley Hospital Medical Center in Las Vegas, Nevada opened a new addition to its OB/GYN department, more than doubling the LDRP rooms and adding a new Level II nursery.

BED UTILIZATION AND OCCUPANCY RATES

  The following table shows the historical bed utilization and occupancy rates for the hospitals operated by the Company for the years indicated. Accordingly, information related to hospitals acquired during the five year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture.

                             1996     1995     1994     1993     1992
                            -------  -------  -------  -------  -------
Average Licensed Beds:
  Acute Care Hospitals....    3,018    2,638    2,398    2,548    2,438
  Behavioral Health Cen-
   ters...................    1,565    1,238    1,145    1,134    1,124
Average Available Beds(1):
  Acute Care Hospitals....    2,641    2,340    2,099    2,213    2,114
  Behavioral Health Cen-
   ters...................    1,540    1,223    1,142    1,132    1,115
Admissions:
  Acute Care Hospitals....  111,244   91,298   75,923   73,378   73,395
  Behavioral Health Cen-
   ters...................   22,295   15,329   13,033   11,627    9,929
Average Length of Stay
 (Days):
  Acute Care Hospitals....      4.9      5.1      5.2      5.4      5.5
  Behavioral Health Cen-
   ters...................     12.4     12.8     13.8     15.8     20.0
Patient Days(2):
  Acute Care Hospitals....  546,237  462,054  394,490  396,135  405,786
  Behavioral Health Cen-
   ters...................  275,667  195,961  179,821  184,263  198,107
Occupancy Rate--Licensed
 Beds(3):
  Acute Care Hospitals....       50%      48%      45%      43%      45%
  Behavioral Health Cen-
   ters...................       48%      43%      43%      45%      48%
Occupancy Rate--Available
 Beds(3):
  Acute Care Hospitals....       57%      54%      51%      49%      52%
  Behavioral Health Cen-
   ters...................       49%      44%      43%      45%      49%

--------
(1) "Average Available Beds" is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

(2) "Patient Days" is the aggregate sum for all patients of the number of days that hospital care is provided to each patient.

(3) "Occupancy Rate" is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

  The number of patient days of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon the Company's future operating performance. The Company has experienced growth in outpatient utilization over the past several years. The Company is unable to predict the rate of growth and resulting impact on the Company's future revenues because it is dependent upon developments in medical technologies and physician practice patterns, both of which are outside of the Company's control. The Company is also unable to predict the extent to which other industry trends will continue or accelerate.

SOURCES OF REVENUE

  The Company receives payment for services rendered from private insurers, including managed care plans, the Federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. All of the Company's acute care hospitals and most of the Company's behavioral health centers are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. Although the Company intends to continue in such programs, there is no assurance that it will continue to qualify for participation.

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

  McAllen Medical Center in McAllen, Texas contributed 16% in 1996, 20% in 1995 and 22% in 1994, of the Company's net revenues and 27% in 1996, 37% in 1995 and 38% in 1994, of the Company's operating income (net revenues less operating expenses, salaries and wages, provision for doubtful accounts and allocation of corporate overhead expenses) ("operating income"). Valley Hospital Medical Center in Las Vegas, Nevada contributed 13% in 1996, 17% in 1995 and 19% in 1994, of the Company's net revenues and 17% in 1996, 25% in 1995 and 29% in 1994 of the Company's operating income. Manatee Memorial Hospital in Bradenton, Florida, which was acquired by the Company in August, 1995, contributed 11% in 1996 and 5% in 1995 of the Company's net revenues and 10% in 1996 and 4% in 1995 of the Company's operating income.

  The following table shows approximate percentages of net patient revenue derived by the Company's hospitals owned as of December 31, 1996 since their respective dates of acquisition by the Company from third party sources, including the special Medicaid reimbursements received at three of the Company's acute care facilities located in Texas and one in South Carolina totaling $17.8 million in 1996, $12.6 million in 1995, $12.7 million in 1994, $13.5 million in 1993 and $29.8 million in 1992, and from all other sources during the five years ended December 31, 1996.

                                       PERCENTAGE OF NET PATIENT REVENUES
                                       --------------------------------------
                                        1996    1995    1994    1993    1992
                                       ------  ------  ------  ------  ------
Third Party Payors:
  Medicare............................   35.1%   34.6%   32.2%   31.5%   30.9%
  Medicaid............................   15.1%   13.5%   13.2%   12.1%   11.0%
                                       ------  ------  ------  ------  ------
  TOTAL...............................   50.2%   48.1%   45.4%   43.6%   41.9%
Other Sources (including patients and
 private insurance carriers)..........   49.8%   51.9%   54.6%   56.4%   58.1%
                                       ------  ------  ------  ------  ------
                                          100%    100%    100%    100%    100%

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

  Psychiatric hospitals, which are exempt from PPS, are cost reimbursed by the Medicare program, but are subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation.

  On August 30, 1991, the Health Care Financing Administration issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost years beginning on or after October 1, 1991. For each of the Company's hospitals, the new methodology began on January 1, 1992.

  The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions will be utilized. One of two methodologies will apply during the 10-year transition period: if the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital will be paid on the basis of a "hold harmless" methodology, which is a blend of a portion of old capital and an amount of new capital and a prospectively determined national federal capital rate; or, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital will receive payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and a prospectively determined national federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for all of the Company's hospitals, is the year ended December 31, 1990. All of the Company's hospitals are paid under the "'hold harmless" methodology except for one hospital, which is paid under the "fully prospective" methodology.

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

  In addition to the trends described above that continue to have an impact on operating results, there are a number of other more general factors affecting the Company's business. In February 1997, the President submitted his fiscal year 1998 budget plan which calls for a $100 billion reduction in the rate of increase in Medicare spending over the next five years and a $138 billion reduction over six years. Included in this proposal are reductions in the future rate of increases to payments made to hospitals. Both Republicans and Democrats appear to be working towards a balanced budget by the year 2002 and it is likely that future budgets will contain certain further reductions in the rate of increase of Medicare and Medicaid spending. The Company cannot predict whether the above proposal or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such plans will not have a material adverse effect on the Company's business. The Texas Health & Human Services Commission and the Texas Department of Health are currently seeking a waiver of federal Medicaid state plan requirements from the federal Health Care Financing Administration ("HCFA") in order to institute a statewide Medicaid managed care system. While the statewide waiver request is pending, the Bureau of Managed Care is also establishing limited managed care pilot programs in discrete geographic areas that include only a few counties each. The Bureau of Managed Care is seeking from HCFA a waiver of certain state plan requirements to implement the smaller pilot programs. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $17.8 million in 1996, $12.6 million in 1995 and $12.7 million in 1994 received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1997 and the Company cannot predict whether these programs will continue beyond their scheduled termination date.

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

  Pursuant to Federal legislation, in general, the Federal government is required to match state funds applied to state Medicaid programs. Several states had programs under which certain hospital providers were taxed to generate Medicaid funds which must be matched by the Federal government. New legislation passed by Congress on November 27, 1991, limited each state's use of provider taxes after 1994. State programs involving provider taxes in which UHS' hospitals are participants were in place in Texas, Louisiana, Missouri, and Nevada. The Louisiana, Missouri and Nevada programs expired during 1994 and 1995, and the Texas program is scheduled to expire in August 1997.

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

  Starting in 1991, the Inspector General of the Department of Health and Human Services ("HHS") issued regulations which provide for "safe harbors" from the federal anti-kickback statutes; if an arrangement or transaction meets each of the stipulations established for a particular safe harbor, the arrangement will not be subject to challenge by the Inspector General. If an arrangement does not meet the safe harbor criteria, it will be subject to scrutiny under its particular facts and circumstances to determine whether it violates the federal anti-kickback statute which prohibits, in general, fraudulent and abusive practices, and enforcement action may be taken by the Inspector General. In addition to the investment interests safe harbor, other safe harbors include space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, warranties, employees, discounts and group purchasing arrangements, among others.

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

MEDICAL STAFF AND EMPLOYEES

  The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. Each of the Company's hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital. The Company's facilities had approximately 14,500 employees at December 31, 1996, of whom 10,300 were employed full-time.

  530 of the Company's employees at four of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Registered nurses at Auburn Regional Medical Center located in Washington State, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at HRI Hospital in Boston are represented by the Service Employees International Union. All full-time and regular part-time professional employees of La Amistad Residential Treatment Center in Maitland, Florida are represented by the United Nurses of Florida/United Health Care Employees Union. The Company believes that its relations with its employees are satisfactory.

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

LIABILITY INSURANCE

  Prior to January 1, 1996, most of the Company's subsidiaries were self-insured for general liability risks for claims limited to $5 million per occurrence and for professional liability risks for claims limited to $25 million per occurrence. Effective January 1, 1996, the Company's self-insured subsidiaries purchased general and professional liability insurance coverage for a three year term with a commercial insurer. These policies include coverage for claims in excess of $5 million and limited to $25 million per occurrence and have an unlimited aggregate. Coverage in excess of these limits up to $100 million is maintained with major insurance carriers. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks. The Company has no assurance that it will be able to maintain such insurance in the future on terms acceptable to the Company.

RELATIONS WITH UNIVERSAL HEALTH REALTY INCOME TRUST

  The Company serves as advisor to Universal Health Realty Income Trust ("UHT"), which leases to the Company the real property of 7 facilities operated by the Company. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of January 31, 1997, the Company owned 8% of UHT's outstanding shares and the Company currently has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

 NAME AND AGE                                  PRESENT POSITION WITH THE COMPANY
 ------------                                  ---------------------------------
Alan B. Miller (59)....................... Director, Chairman of the Board,
                                           President and Chief Executive Officer
Kirk E. Gorman (46)....................... Senior Vice President and Chief
                                           Financial Officer
Richard C. Wright (49).................... Vice President
Thomas J. Bender (44)..................... Vice President
Michael G. Servais (50)................... Senior Vice President
Steve G. Filton (39)...................... Vice President and Controller
Sidney Miller (70)........................ Director and Secretary

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

  Mr. Sidney Miller has served as Secretary of the Company since 1990 and Director of the Company since 1978. He served in various capacities with the Company, until his retirement in 1994, including Executive Vice President, Vice President, and Assistant to the President. Prior thereto, he was Vice President-Financial Services and Control of American Medicorp, Inc.

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

FACILITIES

  The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of beds, for each of the Company's facilities:

                             ACUTE CARE HOSPITALS

                                                            NUMBER   OWNERSHIP
NAME OF FACILITY           LOCATION                         OF BEDS   INTEREST
----------------           --------                         -------  ---------
Aiken Regional Medical
 Centers.................  Aiken, South Carolina              225      Owned
Auburn Regional Medical
 Center..................  Auburn, Washington                 149      Owned
Chalmette Medical
 Center(1)...............  Chalmette, Louisiana               118      Leased
Doctors' Hospital of
 Shreveport(2)...........  Shreveport, Louisiana              136      Leased
Edinburg Hospital........  Edinburg, Texas                    112      Owned
Inland Valley Regional
 Medical Center(1).......  Wildomar, California                80      Leased
Manatee Memorial
 Hospital................  Bradenton, Florida                 512      Owned
McAllen Medical
 Center(1)...............  McAllen, Texas                     490      Leased
Northern Nevada Medical
 Center(3)...............  Sparks, Nevada                     150      Owned
Northwest Texas
 Healthcare System.......  Amarillo, Texas                    357      Owned
River Parishes
 Hospitals(4)............  LaPlace and Chalmette, Louisiana   216   Leased/Owned
Valley Hospital Medical
 Center..................  Las Vegas, Nevada                  398      Owned
Victoria Regional Medical
 Center..................  Victoria, Texas                    147      Owned
Wellington Regional
 Medical Center(1).......  West Palm Beach, Florida           120      Leased

                           BEHAVIORAL HEALTH CENTERS

                                                            NUMBER   OWNERSHIP
NAME OF FACILITY           LOCATION                         OF BEDS   INTEREST
----------------           --------                         -------  ---------
The Arbour Hospital......  Boston, Massachusetts              118      Owned
The BridgeWay(1).........  North Little Rock, Arkansas         70      Leased
Clarion Psychiatric
 Center..................  Clarion, Pennsylvania               52      Owned
Del Amo Hospital.........  Torrance, California               166      Owned
Forest View Hospital.....  Grand Rapids, Michigan              62      Owned
Fuller Memorial
 Hospital................  South Attleboro, Massachusetts      82      Owned
Glen Oaks Hospital.......  Greenville, Texas                   54      Owned
The Horsham Clinic.......  Ambler, Pennsylvania               145      Owned
HRI Hospital.............  Brookline, Massachusetts            68      Owned
KeyStone Center(5).......  Wallingford, Pennsylvania          100      Owned
La Amistad Residential
 Treatment Center........  Maitland, Florida                   56      Owned
The Meadows Psychiatric
 Center..................  Centre Hall, Pennsylvania          101      Owned
Meridell Achievement
 Center(1)...............  Austin, Texas                      114      Leased
The Pavilion.............  Champaign, Illinois                 46      Owned
River Crest Hospital.....  San Angelo, Texas                   80      Owned
River Oaks Hospital......  New Orleans, Louisiana             126      Owned
Roxbury(5)...............  Shippensburg, Pennsylvania          75      Owned
Timberlawn Mental Health
 System..................  Dallas, Texas                      164      Owned
Turning Point Care
 Center(5)...............  Moultrie, Georgia                   59      Owned
Two Rivers Psychiatric
 Hospital................  Kansas City, Missouri               80      Owned

                          AMBULATORY SURGERY CENTERS

   NAME OF FACILITY(6)                                         LOCATION
   -------------------                                         --------
   Arkansas Surgery Center of Fayetteville........... Fayetteville, Arkansas
   Corona Outpatient Surgery Center.................. Corona, California
   Goldring Surgical and Diagnostic Center........... Las Vegas, Nevada
   M.D. Physicians Surgicenter of Midwest City....... Midwest City, Oklahoma
   Outpatient Surgical Center of Ponca City.......... Ponca City, Oklahoma
   St. George Surgical Center........................ St. George, Utah
   Seacoast Outpatient Surgical Center............... Somersworth, New Hampshire
   Surgery Centers of the Desert..................... Rancho Mirage, California
                                                      Palm Springs, California
   The Surgery Center of Chalmette................... Chalmette, Louisiana
   Surgery Center of Littleton....................... Littleton, Colorado
   Surgery Center of Springfield..................... Springfield, Missouri
   Surgery Center of Texas........................... Odessa, Texas
   Surgical Center of New Albany..................... New Albany, Indiana
   Surgery Center of Waltham......................... Waltham, Massachusetts

                          RADIATION ONCOLOGY CENTERS

   NAME OF FACILITY                                            LOCATION
   ----------------                                            --------
   Auburn Regional Center for Cancer Care............ Auburn, Washington
   Bluegrass Cancer Center(7)........................ Frankfort, Kentucky
   Bowling Green Radiation Therapy(7)................ Bowling Green, Kentucky
   Carolina Cancer Center............................ Aiken, South Carolina
   Columbia Radiation Oncology Center................ Washington, D.C.
   Danville Radiation Therapy Center(7).............. Danville, Kentucky
   Glasgow Radiation Therapy(7)...................... Glasgow, Kentucky
   Louisville Radiation Oncology Center(7)........... Louisville, Kentucky
   Madison Radiation Therapy(8)...................... Madison, Indiana
   McAllen Medical Center Cancer Institute........... McAllen, Texas
   Nevada Radiation Oncology Center--West............ Las Vegas, Nevada
   Regional Cancer Center at Wellington.............. West Palm Beach, Florida
   Southern Indiana Radiation Therapy(8)............. Jeffersonville, Indiana

                      SPECIALIZED WOMEN'S HEALTH CENTERS

   NAME OF FACILITY                                            LOCATION
   ----------------                                            --------
   Renaissance Women's Center of Edmond.............. Edmond, Oklahoma

--------
(1) Real property leased from UHT.
(2) Real property leased with an option to purchase.
(3) General partnership interest in limited partnership.
(4) Includes Chalmette Hospital, a 118-bed rehabilitation facility. The Company owns the LaPlace real property and leases the Chalmette real property from UHT.
(5) Addictive disease facility.
(6) Each facility other than Goldring Surgical and Diagnostic Center and The Surgery Center of Chalmette are owned in partnership form with the Company owning general and limited partnership interests in a limited partnership. The real property is leased from third parties.
(7) Managed Facility. A partnership, in which the Company is the general partner, owns the real property.
(8) A partnership, in which the Company is the general partner, owns the real property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  See Item 6, Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31
                          ---------------------------------------------------------------------------------------------
                                1996                1995                1994               1993              1992
                          -----------------  ------------------  ------------------  ----------------  ----------------
SUMMARY OF OPERATIONS
 Net revenues...........  $   1,190,210,000  $      931,126,000  $      782,199,000  $    761,544,000  $    731,227,000
 Net income.............  $      50,671,000  $       35,484,000  $       28,720,000  $     24,011,000  $     20,020,000
 Net margin.............                4.3%                3.8%                3.7%              3.2%              2.7%
 Return on average
  equity................               13.0%               12.4%               11.8%             11.2%             10.3%
FINANCIAL DATA
 Cash provided by
  operating activities..  $     145,256,000  $       91,749,000  $       60,624,000  $     84,640,000  $     81,731,000
 Capital
  expenditures(1).......  $     107,630,000  $       65,695,000  $       48,652,000  $     52,690,000  $     40,554,000
 Total assets...........  $     965,795,000  $      748,051,000  $      521,492,000  $    460,422,000  $    472,427,000
 Long-term borrowings...  $     275,634,000  $      237,086,000  $       85,125,000  $     75,081,000  $    114,959,000
 Common stockholders'
  equity................  $     452,980,000  $      297,700,000  $      260,629,000  $    224,488,000  $    202,903,000
 Percentage of total
  debt to total
  capitalization........                 38%                 45%                 26%               26%               37%
OPERATING DATA
 Average licensed beds..              4,583               3,876               3,543             3,682             3,562
 Average available
  beds..................              4,181               3,563               3,241             3,345             3,229
 Hospital admissions....            133,539             106,627              88,956            85,005            83,324
 Average length of
  patient stay..........                6.2                 6.2                 6.5               6.8               7.2
 Patient days...........            821,904             658,015             574,311           580,398           603,893
 Occupancy rate for
  licensed beds.........                 49%                 47%                 44%               43%               46%
 Occupancy rate for
  available beds........                 54%                 51%                 49%               48%               51%
PER SHARE DATA
 Net income(2)..........  $            1.64  $             1.26  $             1.01  $           0.86  $           0.72
OTHER INFORMATION
 Weighted average number
  of shares and share
  equivalents
  outstanding(2)........         30,848,000          28,158,000          28,778,000        29,638,000        29,940,000
COMMON STOCK PERFORMANCE
 Market price of common
  stock
 High-Low, by quarter(3)
 1st....................  $26 7/8-$21 11/16  $     13 -$11 3/8   $13 5/16-$ 9 5/8    $    8  -$6 5/16  $  7 3/4-$6 3/16
 2nd....................  $30 1/8-$24 3/8    $14 13/16-$12 7/16  $13 7/16-$11 1/4    $  8 1/8-$6 1/2   $6 15/16-$5 9/16
 3rd....................  $27 1/4-$22 3/4    $17 11/16-$14       $ 14 3/4-$12 15/16  $  8 1/2-$7 1/4   $6 11/16-$5 5/8
 4th....................  $29 1/4-$24 1/2    $ 22 3/16-$16 1/8   $14 1/16-$10 11/16  $10 5/16-$8 5/16  $ 7 9/16-$5 7/8

--------
(1) Amount includes non-cash capital lease obligations.
(2) In April 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in May 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split. The 1994, 1993 and 1992 earnings per share and average number of shares outstanding have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 902,466.
(3) These prices are the high and low closing sales prices of the Company's Class B Common Stock as reported by the New York Stock Exchange (all periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in May 1996). Class A, C and D common stock are convertible on a share-for-share basis into Class B Common Stock.

NUMBER OF SHAREHOLDERS OF RECORD AS OF JANUARY 31, 1997, WERE AS FOLLOWS:

-------------------
Class A Common    7
Class B Common  587
Class C Common    7
Class D Common  291
-------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

GENERAL

  The matters discussed in this report as well as the news releases issued from time to time by the Company contain certain forward-looking statements that involve risks and uncertainties, including, among other things, that the majority of the Company's revenues are produced by a small number of its total facilities, possible changes in levels and terms of reimbursement for the Company's charges by government programs or other third party payors, the ability of the Company to successfully integrate its recent acquisitions and the ability to finance growth on favorable terms.

RESULTS OF OPERATIONS

  Net revenues increased 28% to $1.2 billion in 1996 as compared to 1995 and 19% to $931 million in 1995 as compared to 1994. The $259 million increase in net revenues during 1996 as compared to 1995 was due primarily to: (i) the acquisitions of a 357-bed medical complex located in Amarillo, Texas during the second quarter of 1996 and five behavioral health centers located in Pennsylvania and Texas during the second and third quarters of 1996 ($136 million); (ii) a 225-bed acute care facility and a 512-bed acute care facility, both of which were acquired during the third quarter of 1995, net of the revenue effects of the three acute care facilities divested during the year (net increase of $86 million), and; (iii) revenue growth at acute care facilities owned during both years ($23 million). The $149 million increase in net revenues during 1995 as compared to 1994 was primarily attributable to revenues generated at two acute care facilities acquired by the Company during 1995 net of the revenue effects of the three acute care facilities divested during the year (net increase of $58 million), revenue growth at acute care facilities owned during both years ($44 million) and a full year of revenue generated at an acute care facility acquired by the Company in November, 1994 ($29 million).

  Earnings before interest, income taxes, depreciation, amortization, lease and rental expense and nonrecurring transactions (EBITDAR) increased to $215 million in 1996 from $163 million in 1995 and $139 million in 1994. Overall operating margins were 18.0% in 1996, 17.5% in 1995 and 17.8% in 1994. The improvement in the Company's overall operating margin in 1996 as compared to 1995 was due to improvement in operating margins at the acute care hospitals and behavioral health centers owned during both years and due to the 1995 results including losses sustained at the three acute care facilities divested during 1995. While operating margins at the Company's acute care and behavioral health services facilities owned during both 1995 and 1994 increased, overall margins were lower in 1995 as compared to 1994 due to losses sustained at the three acute care facilities divested during 1995.

ACUTE CARE SERVICES

  Net revenues from the Company's acute care hospitals, ambulatory treatment centers and women's center accounted for 85%, 86% and 85% of consolidated net revenues in 1996, 1995 and 1994, respectively.

  Admissions at the Company's acute care facilities owned during each of the last three years increased 1% in 1996 over 1995 and 9% in 1995 over 1994. The increase in admissions during 1995 as compared to 1994 was due primarily to additional capacity and expansion of service lines at two of the Company's larger facilities. The average length of stay at the acute care facilities owned during the last three years decreased to 5.0 days in 1996 as compared to 5.1 days in 1995 and 5.3 days in 1994. The decrease in the average length of stay at these facilities was due primarily to improvement in case management of Medicare and Medicaid patients and an increasing shift of patients into managed care plans which generally have lower average lengths of stay. Despite the decline in the average length of stay at the Company's acute care facilities owned during all three years, net revenues at these facilities increased 3% in 1996 over 1995 and 8% in 1995 over 1994 due primarily to an increase in outpatient activity. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at these hospitals increased 12% in 1996 over 1995 and 17% in 1995 over 1994 and comprised 23% of the Company's gross patient revenues in 1996 and 22% in both 1995 and 1994. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

  To further accommodate the trend toward increased outpatient services, the Company has invested in the acquisition and development of outpatient surgery and radiation therapy centers. As of December 31, 1996, the Company operated or managed twenty-seven outpatient treatment centers which have contributed to the increase in the Company's outpatient revenues. The Company's outpatient surgery and radiation therapy center division generated net revenues of $27 million, $23 million and $17 million during 1996, 1995 and 1994, respectively. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

  The Company's acute care division generated operating margins (EBITDAR) of 22.5% in 1996, 21.4% in 1995 and 21.3% in 1994. The improvement in the acute care division's operating margins in 1996 as compared to 1995 was primarily the result of the divestiture of three low margin acute care facilities during 1995 and operating margin improvement at an acute care facility acquired during 1994. Despite the improvement in the acute care division's operating margin, most of the Company's facilities continue to experience a deterioration in payor mix and unfavorable general industry trends which include pressures to control healthcare costs resulting in an increase in revenues attributable to managed care payors. In response to the increased pressure on revenues, the Company continues to implement cost control programs at its facilities including more efficient staffing standards and re-engineering of services. On a same-store basis, operating margins at the Company's acute care hospitals owned during all three years were 23.9% in 1996 and 1995 and 23.8% in 1994. The Company has implemented cost control measures at its newly acquired facilities in an effort to improve operating margins at these facilities from their pre-acquisition levels. Pressure on operating margins is expected to continue due to the industry-wide trend away from charge based payors which limits the Company's ability to increase its prices.

BEHAVIORAL HEALTH SERVICES

  Net revenues from the Company's behavioral health services facilities accounted for 14%, 13% and 14% of consolidated net revenues in 1996, 1995 and 1994, respectively. Net revenues at the Company's behavioral health facilities owned during each of the last three years decreased 2% in 1996 as compared to 1995 and increased 1% in 1995 as compared to 1994. Admissions at the facilities owned during the last three years increased 5% in 1996 over 1995 and 4% in 1995 as compared to 1994. The average length of stay at these facilities decreased to 12.4 days in 1996 from 13.5 days in 1995 and 13.8 days in 1994. The 2% decrease in net revenues during 1996, as compared to 1995, resulted primarily from the reduction in the average length of stay as a large portion of the Company's behavioral health services' revenues are reimbursed on a per diem basis. The reduction in the average length of stay during the last three years is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned during the last three years increased 14% in 1996 over 1995 and 10% in 1995 over

1994 and comprised 18% of the Company's behavioral health services' gross patient revenues in 1996 as compared to 16% in 1995 and 15% in 1994.

  The Company's behavioral health services division generated operating margins (EBITDAR) of 18.1% in both 1996 and 1995 and 15.8% in 1994. On a same-store basis, operating margins at the Company's behavioral health services facilities owned during all three years were 19.5% in both 1996 and 1995 and 15.8% in 1994. Despite the decline in the average length of stay, the EBITDAR margins within the Company's behavioral health services division remained unchanged during 1996 as compared to 1995 due primarily to a slight increase in prices and continued cost controls implemented in response to the managed care environment. The increase in the profit margin in 1995 as compared to 1994 was caused primarily by an increase in patient days and the implementation of cost controls.

OTHER OPERATING RESULTS

  Depreciation and amortization expense increased $20.6 million in 1996 over 1995 due primarily to the Company's 1996 and 1995 acquisitions mentioned above. Depreciation and amortization expense increased $9.0 million in 1995 over 1994 due primarily to the Company's acquisition of the two acute care hospitals during 1995, net of effects of three acute care facilities divested during the year, a full year of depreciation expense on an acute care hospital acquired in November of 1994 and the increased depreciation expense related to capital expenditures and acquisition of outpatient treatment centers.

  Interest expense increased $10.1 million in 1996 as compared to 1995 due primarily to the increased borrowings related to the purchase of the 357-bed medical complex acquired during the second quarter of 1996 and the five behavioral health centers acquired during the second and third quarters of 1996 and a full year of interest expense on the increased borrowings used to finance the acquisition of the two acute care hospitals acquired during the third quarter of 1995. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the 1996 purchase transactions mentioned above while the excess of the purchase price over the net proceeds ($69 million) were financed with operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities. Interest expense increased $4.9 million during 1995 over 1994 due primarily to increased borrowings related to the purchase of two acute care hospitals during 1995. The Company issued $135 million of Senior Notes during 1995 which have a coupon rate of 8.75% (9.2% effective rate including amortization of interest rate swap termination fees and amortization of bond discount). The $131 million of net proceeds generated from the issuance of these notes were used to finance the cash purchase price of the two acute care hospitals acquired during 1995 while the excess of the purchase price over the net proceeds ($52 million) were financed with operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities.

  During 1996, the Company recorded $4.1 million of nonrecurring charges which consisted of a $2.9 million loss recorded on the anticipated divestiture of an ambulatory treatment center and a $1.2 million charge recorded to fully reserve the carrying value of a behavioral health center owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease agreement. During 1995, the Company recorded $11.6 million of nonrecurring charges which consisted of: (i) a $14.2 million pre-tax charge due to impairment of long-lived assets; (ii) a $2.7 million loss on disposal of two acute care facilities which were exchanged along with $44 million of cash for a 225-bed acute care hospital, and; (iii) a $5.3 million pre-tax gain realized on the sale of a 202-bed acute care hospital which was divested during the fourth quarter of 1995 for cash proceeds of $19.5 million. During 1994, nonrecurring charges of $9.8 million were recorded consisting of the following: (i) a $4.3 million estimated loss on the disposal of two acute care facilities which were disposed of during 1995; (ii) a $2.8 million write-down in the carrying value of a behavioral health center owned by the Company and leased to an unaffiliated third party which is currently in default under the terms of the lease agreement; (iii) a $1.4 million write-down recorded against the book value of the real property of a behavioral health services hospital, and; (iv) $1.3 million of expenses related to the disposition of a non-strategic business.

  During 1995, in conjunction with the development of the Company's operating plan and 1996 budget, management assessed the competitive position of each facility within the portfolio and estimated future cash flows expected from each facility. As a result, the Company recorded a $14.2 million pre-tax charge during 1995 to write-down the carrying value of certain intangible and tangible assets at certain facilities. In measuring the impairment loss, the Company estimated fair value by discounting expected future cash flows from each facility using the Company's internal hurdle rate. The impairment loss related primarily to four facilities in the Company's behavioral health services division and three facilities in its ambulatory treatment center division. Within the behavioral health services division, the impact of managed care was most dramatically felt at the Company's two free standing chemical dependency and two residential treatment centers. Due to increased penetration of managed care payors, changes in CHAMPUS regulations and decreases in admissions, patient days and length of stay at these four facilities, management of the Company determined that profit margins had been permanently impaired. Within the Company's ambulatory treatment center division, three centers are located in highly competitive markets which have become heavily penetrated with managed care. As a result, these ambulatory treatment centers experienced decreases in net revenues per case and case volumes which resulted in permanent impairment of carrying value. During the fourth quarter of 1996, as a result of divestiture negotiations with a third party related to one of these ambulatory treatment centers, the Company recorded a $2.9 million charge to write-down the carrying value of the center to its net realizable value. The Company expects this divestiture to be completed during the first quarter of 1997.

  The effective tax rate was 37%, 33% and 39% in 1996, 1995 and 1994, respectively. The effective tax rate was lower in 1995 as compared to 1996 and 1994 due to 1995 including the deductibility of previously non-deductible goodwill amortization resulting from the sale of three acute care hospitals in 1995.

GENERAL TRENDS

  An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 50%, 48% and 45% of the Company's net patient revenues during 1996, 1995 and 1994, respectively. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities.

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

HEALTHCARE REGULATION AND LEGISLATION

  In addition to the trends described above that continue to have an impact on operating results, there are a number of other more general factors affecting the Company's business. In February 1997, the President submitted his fiscal year 1998 budget plan which calls for a $100 billion reduction in the rate of increase in Medicare spending over the next five years and a $138 billion reduction over six years. Included in this proposal are reductions in the future rate of increases to payments made to hospitals. Both Republicans and Democrats are working towards a balanced budget by the year 2002 and it is likely that future budgets will contain certain reductions in the rate of increase of Medicare and Medicaid spending. The Company cannot predict whether the above proposal or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such plans will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $17.8 million in 1996, $12.6 million in 1995 and $12.7 million in 1994 received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1997 and the Company cannot predict whether these programs will continue beyond their scheduled termination date.

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

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $145 million in 1996, $92 million in 1995 and $61 million in 1994. The $53 million increase in 1996 as compared to 1995 was primarily attributable to a $30 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization, provision for self-insurance reserves and other non-cash charges) and a $25 million decrease in the payment of income taxes. The $31 million increase in 1995 as compared to 1994 was primarily attributable to:
(i) a $21 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization, provision for self-insurance reserves and other non-cash charges); (ii) a $13 million increase in accrued liabilities as of December 31, 1995 as compared to the 1994 year-end balance, and; (iii) a $6 million decrease in the payments made in settlement of self-insurance claims. Partially offsetting these favorable increases in net cash provided by operating activities in 1995 as compared to 1994 was a $10 million increase in income tax payments made during 1995 as compared to 1994. During each of the last three years, the net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.

  During 1996 the Company acquired the following facilities for total consideration of $168 million (excluding contingent payments, see Note 2 to the consolidated financial statements): (i) substantially all the assets and operations of a 357-bed medical complex located in Amarillo, Texas for $126 million in cash, (ii) substantially all the assets and operations of four behavioral health centers located in Pennsylvania and management contracts to seven other behavioral health centers for $39 million in cash, and; (iii) substantially all the assets and operations of a 164-bed behavioral health facility located in Texas for $3 million in cash. Also during 1996, the Company continued the construction of a medical complex located in Summerlin, Nevada and a new acute care facility located in Edinburg, Texas. The medical complex in Summerlin, Nevada consists of a 149-bed acute care facility (scheduled to open during the fourth quarter of 1997) and an outpatient surgery center, medical office building and a radiation therapy center (all of which opened during the fourth quarter of 1996). As of December 31, 1996, the Company spent $45 million on this project which will cost a total of approximately $60 million when completed. Pursuant to the terms of its acquisition of a 112-bed acute care hospital located in Edinburg, Texas, the Company continues the construction of a 130-bed replacement facility which is expected to be completed during the second quarter of 1997. As of December 31, 1996, the Company spent $8 million on this project which will cost a total of approximately $24 million when completed.

  During 1995 the Company acquired the following facilities for two acute care facilities and total cash consideration of $188 million and the assumption of net liabilities of approximately $4 million: (i) a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash and the assumption of net liabilities of $4 million; (ii) a 225-bed acute care facility located in Aiken, South Carolina for approximately $44 million in cash and a 104-bed acute care hospital and a 126-bed acute hospital, and; (iii) a 82-bed behavioral health facility located in South Attleboro, Massachusetts and a majority interest in two separate partnerships which own and operate outpatient surgery centers located in Fayetteville, Arkansas and Somersworth, New Hampshire for total cash consideration of approximately $5 million. Also during 1995, the Company sold the operations and substantially all the assets of a 202-bed acute care hospital located in Plantation, Florida for cash proceeds of approximately $20 million. The sale resulted in a $5.3 million pre-tax gain which has been included in nonrecurring charges in the 1995 consolidated statement of income.

  During 1994, the Company paid $25.8 million for acquisitions of businesses and assets held for lease. Also during 1994, the Company invested in additional ambulatory treatment centers and purchased a 112-bed acute care hospital located in Edinburg, Texas.

  Capital expenditures, excluding capital leases and property contributed by minority partners, were $106 million in 1996, $61 million in 1995 and $44 million in 1994. Capital expenditures in 1997 are expected to be approximately $45 million for capital equipment and renovations of existing facilities. Additionally, capital expenditures for new projects at existing hospitals and medical office buildings are expected to total approximately $27 million in 1997. The estimated cost to complete major construction projects in progress at December 31, 1996 is approximately $61 million. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

  Total debt as a percentage of total capitalization was 38% at December 31, 1996, 45% at December 31, 1995 and 26% at December 31, 1994. The decrease during 1996 as compared to 1995 was due primarily to the issuance of additional shares of the Company's Class B Common Stock used to partially finance the 1996 purchase transactions mentioned above. During the second quarter of 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the 1996 purchase transactions mentioned above while the excess of the purchase price over the net proceeds generated from the stock issuance ($69 million) were financed from operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities. The increase in total debt as a percentage of total capitalization during 1995 as compared to 1994 was due primarily to the additional debt incurred to finance the 1995 purchase transactions mentioned above. During 1995, the Company issued $135 million of Senior Notes. The Senior Notes have an 8.75% coupon rate (9.2% effective rate including amortization of interest rate swap termination fees and amortization of bond discount) and will mature on August 15, 2005. The Notes can be redeemed in whole or in part, at any time on or after August 15, 2000, initially at a price of 102.265%, declining ratably to par on or after August 15, 2002. The interest on the bonds will be paid semiannually in arrears on February 15 and August 15 of each year. The net proceeds generated from the issuance were approximately $131 million and were used to finance the 1995 acquisitions mentioned above while the excess of the purchase price over the net proceeds ($52 million) was financed from operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities. In anticipation of the Senior Note issuance, the Company entered into interest rate swaps having a total notional principal amount of $100 million to hedge the interest rate on the Senior Notes. These interest rate swap agreements were terminated simultaneously with the issuance of the Senior Notes at which time the Company paid a net termination fee of $5.4 million which is being amortized ratably over the ten year term of the Senior Notes.

  During 1996, the Company amended its unsecured non-amortizing revolving credit agreement to enable it to complete the acquisition of the 357-bed medical complex in Texas. The amended agreement, which expires on March 31, 2000, provides for $225 million of borrowing capacity, subject to certain conditions, until March 31, 1998, $210 million until March 31, 1999 and $185 million until March 31, 2000. The agreement provides for interest, at the Company's option, at various rates. At December 31, 1996, the Company had $164 million of unused borrowing capacity available under the revolving credit agreement.

  A large portion of the Company's accounts receivable are pledged as collateral to secure its $50 million, daily valued commercial paper program. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased to $100 million. At December 31, 1996 there were $50 million of borrowings outstanding under this facility.

  At December 31, 1996 the Company had no interest rate swap agreements outstanding. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense, was 6.9%, 8.4% and 16.1% during 1996, 1995 and 1994, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $47,000, $209,000 and $1,981,000 in 1996, 1995 and 1994,
respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

  There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

  See Index to Financial Statements and Financial Statement Schedule on page
25.

(B) REPORTS ON FORM 8-K

  None.

(C) EXHIBITS

  3.1 Restated Certificate of Incorporation, as amended, previously filed as
Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1983. Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, and Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1987, are incorporated herein by reference.

  3.2 Bylaws of Registrant as amended, previously filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

  4.1 Authorizing Resolution adopted by the Pricing Committee of Universal Health Services, Inc. on August 1, 1995, related to $135 million principal amount of 8 3/4% Senior Notes due 2005, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

  4.2 Indenture dated as of July 15, 1995, between Universal Health Services, Inc. and PNC Bank, National Association, Trustee, previously filed as Exhibit
10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference.

  10.1 Restated Employment Agreement, dated as of July 14, 1992, by and between Registrant and Alan B. Miller, previously filed as Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.2 Form of Employee Stock Purchase Agreement for Restricted Stock Grants, previously filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, is incorporated herein by reference.

  10.3 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as
Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

  10.4 Agreement, effective January 1, 1997, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

  10.5 Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Registrant and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

  10.6 Share Option Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and Registrant, previously filed as
Exhibit 10.4 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

  10.7 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by Registrant in favor of Universal Health Realty Income Trust, previously filed as Exhibit
10.5 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

  10.8 1990 Employees' Restricted Stock Purchase Plan, previously filed as
Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

  10.9 1992 Corporate Ownership Program, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

  10.10 1992 Stock Bonus Plan, previously filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

  10.11 Sale and Servicing Agreement dated as of November 16, 1993 between Certain Hospitals and UHS Receivables Corp., previously filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.12 Servicing Agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS of Delaware, Inc. and Continental Bank, National Association, previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.13 Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and Continental Bank, National Association, previously filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.14 Guarantee dated as of November 16, 1993, by Universal Health Services, Inc. in favor of UHS Receivables Corp., previously filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.15 Amendment No. 1 to the 1992 Stock Bonus Plan, previously filed as
Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.16 1994 Executive Incentive Plan, previously filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.17 Credit Agreement, dated as of August 2, 1994, among Universal Health Services, Inc., Certain Participating Banks, and Morgan Guaranty Trust Company of New York, as Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated herein by reference.

  10.18 Amendment No. 1 to Credit Agreement, dated as of April 24, 1995, among Universal Health Services, Inc., Certain Participating Banks and Morgan Guaranty Trust Company of New York, as Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated herein by reference.

  10.19 Amendment No. 1 to the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

  10.20 Amended and Restated 1989 Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

  10.21 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.22 1992 Stock Option Plan, as Amended, previously filed as Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.23 Stock Purchase Plan, previously filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.24 Asset Purchase Agreement dated as of April 19, 1996 by and among UHS of PENNSYLVANIA, INC., a Pennsylvania corporation, and subsidiary of UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation, UHS, UHS OF DELAWARE, INC., a Delaware corporation and subsidiary of UHS, WELLINGTON REGIONAL MEDICAL CENTER, INC., a Florida corporation and subsidiary of UHS, FIRST HOSPITAL CORPORATION, a Virginia corporation, FHC MANAGEMENT SERVICES, INC., a Virginia corporation, HEALTH SERVICES MANAGEMENT, INC., a Pennsylvania corporation, HORSHAM CLINIC, INC., d/b/a THE HORSHAM CLINIC, a Pennsylvania corporation, CENTRE VALLEY MANAGEMENT, INC. d/b/a THE MEADOWS PSYCHIATRIC CENTER, a Pennsylvania corporation, CLARION FHC, INC. d/b/a CLARION PSYCHIATRIC CENTER, a Pennsylvania corporation, WESTCARE, INC., d/b/a ROXBURY, a Virginia corporation and FIRST HOSPITAL CORPORATION OF FLORIDA, a Florida corporation, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.25 $36.5 million Term Note dated May 3, 1996 between Universal Health Services, Inc., a Delaware corporation, and First Hospital Corporation, Horsham Clinic, Inc. d/b/a Horsham Clinic, Centre Valley Management, Inc. d/b/a The Meadows Psychiatric Center, Clarion FHC, d/b/a/ Clarion Psychiatric Center, Westcare, Inc. d/b/a Roxbury, FHC Management Services, Inc., Health Services Management, Inc., First Hospital Corporation of Florida, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.26 $7 million Term Note dated May 3, 1996 between Universal Health Services, Inc., a Delaware corporation and First Hospital Corporation, Horsham Clinic, Inc. d/b/a Horsham Clinic, Centre Valley Management, Inc. d/b/a The Meadows Psychiatric Center, Clarion FHC, d/b/a Clarion Psychiatric Center, Westcare, Inc. d/b/a Roxbury, FHC Management Services, Inc., Health Services Management, Inc., First Hospital Corporation of Florida, previously filed as
Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.27 Amendment No. 2 to Credit Agreement, dated as of May 10, 1996, among Universal Health Services, Inc., Certain Participating Banks and Morgan Guaranty Trust Company of New York, as Agent.

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

                                          Universal Health Services, Inc.


                                          By:       /s/ Alan B. Miller
                                             ---------------------------------
                                                      ALAN B. MILLER
                                                         PRESIDENT

March 3, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

         /s/ Alan B. Miller            Chairman of the          March 3, 1997
-------------------------------------   Board, President
           ALAN B. MILLER               and Director
                                        (Principal
                                        Executive Officer)

          /s/ Sidney Miller            Secretary and            March 5, 1997
-------------------------------------   Director
            SIDNEY MILLER

       /s/ Anthony Pantaleoni          Director                 March 5, 1997
-------------------------------------
         ANTHONY PANTALEONI

         /s/ Martin Meyerson           Director                 March 5, 1997
-------------------------------------
           MARTIN MEYERSON

         /s/ Robert H. Hotz            Director                 March 5, 1997
-------------------------------------
           ROBERT H. HOTZ

         /s/ John H. Herrell           Director                 March 5, 1997
-------------------------------------
           JOHN H. HERRELL

         /s/ Paul R. Verkuil           Director                 March 5, 1997
-------------------------------------
           PAUL R. VERKUIL

         /s/ Kirk E. Gorman            Senior Vice              March 4, 1997
-------------------------------------   President and Chief
           KIRK E. GORMAN               Financial Officer

          /s/ Steve Filton             Vice President,          March 4, 1997
-------------------------------------   Controller and
            STEVE FILTON                Principal
                                        Accounting Officer

                        UNIVERSAL HEALTH SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(A))

Consolidated Financial Statements:

  Report of Independent Public Accountants on Consolidated Financial State-
   ments and Schedule......................................................  26

  Consolidated Statements of Income for the three years ended December 31,
   1996....................................................................  27

  Consolidated Balance Sheets as of December 31, 1996 and 1995..............  28

  Consolidated Statements of Cash Flows for the three years ended December
   31, 1996................................................................  29

  Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1996...........................................  30

  Notes to Consolidated Financial Statements................................  31

  Supplemental Financial Statement Schedule II: Valuation and Qualifying
   Accounts................................................................  46

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

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

Philadelphia, PA
February 12, 1997

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31
                                      ----------------------------------------
                                           1996          1995         1994
                                      -------------- ------------ ------------
Net revenues......................... $1,190,210,000 $931,126,000 $782,199,000
Operating charges
  Operating expenses.................    458,063,000  361,049,000  298,108,000
  Salaries and wages.................    420,525,000  329,939,000  286,297,000
  Provision for doubtful accounts....     96,872,000   76,905,000   58,347,000
  Depreciation & amortization........     71,941,000   51,371,000   42,383,000
  Lease and rental expense...........     37,484,000   36,068,000   34,097,000
  Interest expense, net..............     21,258,000   11,195,000    6,275,000
  Nonrecurring charges...............      4,063,000   11,610,000    9,763,000
                                      -------------- ------------ ------------
    Total operating charges..........  1,110,206,000  878,137,000  735,270,000
                                      -------------- ------------ ------------
Income before income taxes...........     80,004,000   52,989,000   46,929,000
Provision for income taxes...........     29,333,000   17,505,000   18,209,000
                                      -------------- ------------ ------------
Net income........................... $   50,671,000 $ 35,484,000 $ 28,720,000
                                      ============== ============ ============
Earnings per common & common share
 equivalents......................... $         1.64 $       1.26 $       1.01
                                      ============== ============ ============
Weighted average number of common
 shares and equivalents..............     30,848,000   28,158,000   28,778,000
                                      ============== ============ ============


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31
                                                       -------------------------
                                                           1996         1995
                                                       ------------ ------------
                       ASSETS
CURRENT ASSETS
Cash and cash equivalents............................  $    288,000 $     34,000
Accounts receivable, net.............................   145,364,000  114,163,000
Supplies.............................................    22,019,000   18,207,000
Deferred income taxes................................    12,313,000   18,989,000
Other current assets.................................    13,969,000    5,529,000
                                                       ------------ ------------
 Total current assets................................   193,953,000  156,922,000
PROPERTY AND EQUIPMENT
Land.................................................    63,503,000   36,055,000
Buildings and improvements...........................   465,781,000  348,182,000
Equipment............................................   257,170,000  206,193,000
Property under capital lease.........................    27,243,000    27,415,00
                                                       ------------ ------------
                                                        813,697,000  617,845,000
Less accumulated depreciation........................   271,936,000  248,540,000
                                                       ------------ ------------
                                                        541,761,000  369,305,000
Construction in progress.............................    25,867,000   23,683,000
                                                       ------------ ------------
                                                         567,628,00  392,988,000
OTHER ASSETS
Excess of cost over fair value of net assets
 acquired............................................   150,336,000  136,206,000
Deferred income taxes................................     9,993,000   17,283,000
Deferred charges.....................................    11,237,000   11,466,000
Other................................................    32,648,000   33,186,000
                                                       ------------ ------------
                                                        204,214,000  198,141,000
                                                       ------------ ------------
                                                       $965,795,000 $748,051,000
                                                       ============ ============
     LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt.................  $  6,866,000 $  7,125,000
Accounts payable.....................................    57,117,000   52,855,000
Accrued liabilities
 Compensation and related benefits...................    27,278,000   20,470,000
 Interest............................................     4,899,000    5,513,000
 Other...............................................    43,147,000   47,180,000
 Federal and state taxes.............................       772,000    1,874,000
                                                       ------------ ------------
 Total current liabilities...........................   140,079,000  135,017,000
OTHER NONCURRENT LIABILITIES.........................    97,102,000   78,248,000
LONG-TERM DEBT.......................................   275,634,000  237,086,000
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY
Class A Common Stock, voting, $.01 par value;
 authorized 12,000,000 shares; issued and outstanding
 2,060,929 shares in 1996 and 1,090,527 in 1995......        21,000       11,000
Class B Common Stock, limited voting, $.01 par value;
 authorized 50,000,000 shares; issued and outstanding
 29,816,153 shares in 1996 and 12,658,818 in 1995....       298,000      127,000
Class C Common Stock, voting, $.01 par value;
 authorized 1,200,000 shares; issued and outstanding
 207,230 shares in 1996 and 109,622 in 1995..........         2,000        1,000
Class D Common Stock, limited voting, $.01 par value;
 authorized 5,000,000 shares; issued and outstanding
 36,805 shares in 1996 and 20,503 in 1995............           --           --
Capital in excess of par value, net of deferred
 compensation of $377,000 in 1996 and $941,000 in
 1995................................................   194,308,000   89,881,000
Retained earnings....................................   258,351,000  207,680,000
                                                       ------------ ------------
                                                        452,980,000  297,700,000
                                                       ------------ ------------
                                                       $965,795,000 $748,051,000
                                                       ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31
                                       -----------------------------------------
                                           1996           1995          1994
                                       ---------------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $  50,671,000  $ 35,484,000  $ 28,720,000
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization......     71,941,000    51,371,000    42,383,000
  Provision for self-insurance
   reserves..........................     15,874,000    14,291,000    10,810,000
  Other non-cash charges.............      4,063,000    11,610,000     9,763,000
Changes in assets and liabilities,
 net of effects from acquisitions and
 dispositions:
  Accounts receivable................        (93,000)   (5,125,000)   (4,380,000)
  Accrued interest...................       (614,000)    3,071,000      (805,000)
  Accrued and deferred income taxes..     15,699,000   (20,826,000)   (9,944,000)
  Other working capital accounts.....      3,434,000    10,944,000     1,710,000
  Other assets and deferred charges..     (5,125,000)   (3,982,000)   (3,064,000)
  Other..............................     (2,722,000)    3,390,000       (42,000)
  Payments made in settlement of
   self-insurance claims.............     (7,872,000)   (8,479,000)  (14,527,000)
                                       -------------  ------------  ------------
Net cash provided by operating
 activities..........................    145,256,000    91,749,000    60,624,000
                                       -------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment additions.....   (105,728,000)  (60,734,000)  (43,998,000)
Disposition of assets................      1,765,000     2,321,000     1,132,000
Acquisition of properties previously
 leased..............................            --            --     (5,771,000)
Acquisition of businesses............   (168,429,000) (187,865,000)  (16,794,000)
Note receivable related to
 acquisition.........................     (7,000,000)          --            --
Acquisition of assets held for
 lease...............................            --     (3,561,000)   (9,059,000)
Disposition of businesses............            --     19,495,000     3,791,000
Other investments....................            --            --     (1,079,000)
                                       -------------  ------------  ------------
Net cash used in investing
 activities..........................   (279,392,000) (230,344,000)  (71,778,000)
                                       -------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings, net of
 financings costs....................     41,800,000   149,323,000    45,469,000
Reduction of long-term debt..........     (7,699,000)  (12,009,000)  (21,981,000)
Issuance of common stock.............    100,289,000       535,000     1,026,000
Repurchase of common shares..........            --            --    (13,149,000)
                                       -------------  ------------  ------------
Net cash provided by financing
 activities..........................    134,390,000   137,849,000    11,365,000
                                       -------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................        254,000      (746,000)      211,000
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD...........................         34,000       780,000       569,000
                                       -------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD..............................  $     288,000  $     34,000  $    780,000
                                       =============  ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Interest paid........................  $  21,872,000  $  8,124,000  $  7,080,000
Income taxes paid, net of refunds....  $  13,634,000  $ 38,331,000  $ 28,153,000
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
See Notes 2 and 6

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                              CAPITAL IN
                          CLASS A  CLASS B   CLASS C CLASS D  EXCESS OF      RETAINED
                          COMMON    COMMON   COMMON  COMMON   PAR VALUE      EARNINGS      TOTAL
                          -------  --------  ------- ------- ------------  ------------ ------------
Balance January 1,
 1994...................  $11,000  $122,000  $1,000   $--    $ 80,878,000  $143,476,000 $224,488,000
Common Stock
  Issued................      --      9,000     --     --      20,308,000           --    20,317,000
  Repurchased...........      --     (5,000)    --     --     (13,144,000)          --   (13,149,000)
Amortization of deferred
 compensation...........      --        --      --     --         277,000           --       277,000
Cancellation of stock
 grant..................      --        --      --     --         (24,000)          --       (24,000)
Net income..............      --        --      --     --             --     28,720,000   28,720,000
                          -------  --------  ------   ----   ------------  ------------ ------------
Balance January 1,
 1995...................   11,000   126,000   1,000    --      88,295,000   172,196,000  260,629,000
Common Stock Issued.....      --      1,000     --     --       1,117,000           --     1,118,000
Amortization of deferred
 compensation...........      --        --      --     --         469,000           --       469,000
Net income..............      --        --      --     --             --     35,484,000   35,484,000
                          -------  --------  ------   ----   ------------  ------------ ------------
Balance January 1,
 1996...................   11,000   127,000   1,000    --      89,881,000   207,680,000  297,700,000
Common Stock
  Issued................      --     42,000     --     --     103,871,000           --   103,913,000
  Converted.............   (1,000)    1,000     --     --             --            --           --
  Stock dividend........   11,000   128,000   1,000    --        (140,000)          --           --
Amortization of deferred
 compensation...........      --        --      --     --         696,000           --       696,000
Net income..............      --        --      --     --             --     50,671,000   50,671,000
                          -------  --------  ------   ----   ------------  ------------ ------------
Balance,
 December 31, 1996......  $21,000  $298,000  $2,000   $--    $194,308,000  $258,351,000 $452,980,000
                          =======  ========  ======   ====   ============  ============ ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of Universal Health Services, Inc. (the "Company"), its majority-owned subsidiaries and partnerships controlled by the Company as the managing general partner. All significant intercompany accounts and transactions have been eliminated. The more significant accounting policies follow:

  NATURE OF OPERATIONS: The principal business of the Company is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. At December 31, 1996, the Company operated 35 hospitals, consisting of 14 acute care hospitals, 20 behavioral health centers and one women's center, in Arkansas, California, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Missouri, Nevada, Oklahoma, Pennsylvania, South Carolina, Texas and Washington. The Company, as part of its Ambulatory Treatment Centers Division owns outright, or in partnership with physicians, and operates or manages 27 surgery and radiation oncology centers located in 15 states.

  Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic care, coronary care, pediatric services and behavioral health services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, data processing, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

  Net revenues from the Company's acute care hospitals, ambulatory and outpatient treatment centers and women's center accounted for 85%, 86% and 85% of consolidated net revenues in 1996, 1995 and 1994, respectively.

  NET REVENUES: Net revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Medicare and Medicaid net revenues represented 50%, 48% and 45% of net patient revenues for the years 1996, 1995 and 1994, respectively.

  CONCENTRATION OF REVENUES: Valley Hospital Medical Center, McAllen Medical Center and Manatee Memorial Hospital contributed 13%, 16% and 11% of the Company's net revenues in 1996, respectively. On a pro forma basis, assuming the acquisitions described in Note 2 had been completed as of January 1, 1996, Valley, McAllen and Manatee would have contributed 12%, 15% and 10%, respectively, of the Company's net revenues in 1996.

  ACCOUNTS RECEIVABLE: Accounts receivable are recorded at the estimated net realizable amounts from patients, third-party payors and others for services rendered, net of contractual allowances and net of allowance for doubtful accounts of $30,398,000 and $49,016,000 in 1996 and 1995, respectively.

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

  OTHER ASSETS: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $74,654,000 in 1996 and $59,957,000 in 1995, is amortized using the straight-line method over periods ranging from five to forty years.

  During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. At December 31, 1996 and 1995, the cash surrender value of the policies ($103 million and $34 million, respectively) were recorded net of related loans ($102 million and $34 million, respectively) and is included in other assets.

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

  OTHER NONCURRENT LIABILITIES: Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves, pension liability and minority interests in majority owned subsidiaries and partnerships.

  EARNINGS PER COMMON AND COMMON SHARE EQUIVALENTS: Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in May, 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split. The 1994 earnings per share have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the fully diluted number of shares outstanding by 902,466.

  STATEMENT OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $173,000, $567,000 and $266,000 in 1996, 1995 and 1994, respectively.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of the Company's registered debt, interest rate swap agreements and investments are based on quoted market prices. The carrying amounts reported in the balance sheet for cash, accrued liabilities, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

2) ACQUISITIONS AND DIVESTITURES

  1996 -- During the second quarter, the Company completed the acquisition of Northwest Texas Healthcare Systems, ("Northwest Texas") a 357-bed medical complex located in Amarillo, Texas for $126 million in cash. The assets acquired include the real and personal property, working capital and tangible assets. The Company also will be required to pay additional consideration to the seller equal to 15% of any amount of the hospital's earnings before depreciation, interest and taxes in excess of $24 million in each year of the seven year period ending March 31, 2003. In addition, under the terms of the agreement, the seller will pay the Company $8 million per year for the first four years and $6 million per year (subject to certain adjustments for inflation) for up to an additional 36 years to help support the cost of medical services to indigent patients.

  During the second quarter, the Company acquired four behavioral health centers located in Pennsylvania, management contracts for seven other behavioral health centers and 33 acres of land adjacent to the Company's Wellington Regional Medical Center, for $39 million. The Company will be required to pay additional consideration of up to $8 million contingent upon the facilities' combined earnings before interest, taxes, depreciation and amortization, ("EBITDA") for the 12 month period commencing May 1, 1996. In connection with this transaction, the Company loaned the seller $7 million which is secured by the stock of a subsidiary of the seller. The loan is due September 1997 and is included in other current assets.

  During the third quarter of 1996 , the Company acquired a 164-bed behavioral health center located in Texas for $3 million. Also during the fourth quarter of 1996, as a result of divestiture negotiations with a third party regarding one of the Company's ambulatory treatment centers, the Company recorded a $2.9 million charge to write-down the carrying value of the center to its net realizable value. The Company expects this divestiture to be completed during the first quarter of 1997.

  The acquisitions mentioned above have been accounted for using the purchase method of accounting. The excess of cost over fair value of net tangible assets relating to these acquisitions are being amortized over a 15-year period. Operating results of the acquired facilities have been included in the financial statements from the date of acquisition. The aggregate purchase price of $168 million has been allocated to assets and liabilities based on their estimated fair values as follows:

                                                                         AMOUNT
                                                                         (000S)
                                                                        --------
     Working capital, net.............................................. $ 25,000
     Land..............................................................    9,000
     Buildings & equipment.............................................  110,000
     Goodwill..........................................................   24,000
                                                                        --------
     Total Purchase Price.............................................. $168,000
                                                                        ========

  Assuming the 1996 acquisitions had been completed as of January 1, 1996, the unaudited pro forma net revenues and net income for the year ended December 31, 1996 would have been approximately $1.3 billion and $53.4 million, respectively. In addition, the unaudited pro forma earnings per share would have been $1.73. Assuming the 1996 acquisitions and the 1995 acquisitions of Aiken Regional Medical Centers and Manatee Memorial Hospital had been completed as of January 1, 1995, the unaudited pro forma net revenues and net income for the year ended December 31, 1995 would have been approximately $1.2 billion and $46.5 million, respectively. In addition, the unaudited pro forma earnings per share would have been $1.44. The unaudited pro forma financial information may not be indicative of results that would have been reported if the acquisitions had occurred at the beginning of the earliest period presented and may not be indicative of future operating results.

  1995 -- During the second quarter, the Company acquired an 82-bed behavioral health facility located in South Attleboro, Massachusetts for approximately $3 million. The Company also purchased for approximately $2 million, a majority interest in two separate partnerships which own and operate outpatient surgery centers located in Fayetteville, Arkansas and Somersworth, New Hampshire.

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

  During the fourth quarter, the Company sold the operations and substantially all the assets of Universal Medical Center, a 202-bed acute care hospital located in Plantation, Florida for cash proceeds of approximately $20 million. The sale resulted in a pre-tax gain of approximately $5 million which has been included in nonrecurring charges in the 1995 consolidated statement of income.

  Operating results of Aiken and Manatee have been included in the financial statements from their respective dates of acquisition. Assuming the Aiken and Manatee acquisitions had been completed as of January 1, 1995 the unaudited pro forma net revenues and net income would have been approximately $1 billion and $37.9 million, respectively. In addition, the unaudited pro forma earnings per share would have been $1.35. Operating results for Edinburg Hospital, a 112-bed acute care facility located in Edinburg, Texas, have been included in the financial statements from the date of acquisition (November 1994). Assuming the Aiken, Manatee and Edinburg acquisitions had been completed as of January 1, 1994 the unaudited pro forma net revenues and net income would have been $952 million and $32.0 million, respectively. In addition, the unaudited pro forma earnings per share would have been $1.13. The unaudited pro forma financial information may not be indicative of results that would have been reported if the acquisitions had occurred at the beginning of the earliest period presented and may not be indicative of future operating results.

  The excess of cost over fair value of net tangible assets acquired in the 1995 purchase transactions is amortized using the straight-line method over fifteen years.

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

  In November 1994, the Company acquired a 112-bed acute care hospital located in Edinburg, Texas for net cash of approximately $11.3 million and the assumption of liabilities totaling $2.2 million. In connection with this acquisition, the Company committed to invest at least an additional $30 million, over a ten year period, to renovate the existing facility and construct an additional facility. As of December 31, 1996, the Company spent $8 million on the construction of a 130-bed replacement facility which will cost a total of approximately $24 million when completed.

3) LONG-TERM DEBT

  A summary of long-term debt follows:

                                                            DECEMBER 31
                                                     -------------------------
                                                         1996         1995
                                                     ------------ ------------
Long-term debt:
  Notes payable (including obligations under capi-
   talized leases of $10,542,000 in 1996 and
   $14,220,000 in 1995) with varying maturities
   through 2001; weighted average interest at 6.8%
   in 1996 and 6.9% in 1995 (see Note 6 regarding
   capitalized leases) .............................  $17,887,000  $20,443,000
  Mortgages payable, interest at 6.0% to 9.0% with
   varying maturities through 2000..................    1,618,000    2,184,000
  Revolving credit and demand notes.................   60,750,000   21,450,000
  Commercial paper..................................   50,000,000   48,000,000
  Revenue bonds:
    interest at floating rates ranging from 3.1% to
     3.2% at December 31, 1996 with varying maturi-
     ties through 2015..............................   18,200,000   18,200,000
    8.75% Senior Notes due 2005, net of the unamor-
     tized discount of $955,000 in 1996 and
     $1,066,000 in 1994.............................  134,045,000  133,934,000
                                                     ------------ ------------
                                                      282,500,000  244,211,000
  Less--Amounts due within one year.................    6,866,000    7,125,000
                                                     ------------ ------------
                                                     $275,634,000 $237,086,000
                                                     ============ ============

  The Company has $135 million of Senior Notes outstanding which have an 8.75% coupon rate and which mature on August 15, 2005. The Notes can be redeemed in whole or in part, at any time on or after August 15, 2000, initially at a price of 102%, declining ratably to par on or after August 15, 2002. The interest on the bonds will be paid semiannually in arrears on February 15 and August 15 of each year. In anticipation of the Senior Note issuance, the Company entered into interest rate swaps agreements having a total notional principal amount of $100 million to hedge the interest rate on the Notes. These interest rate swaps were terminated simultaneously with the issuance of the Notes at which time the Company paid a net termination fee of $5.4 million which is being amortized ratably over the ten year term of the Senior Notes. The effective rate on the Notes including the amortization of swap termination fees and bond discount is 9.2%.

  The Company amended its unsecured non-amortizing revolving credit agreement in 1996 to enable it to complete the acquisition of Northwest Texas Healthcare Systems in Amarillo, Texas. The amended agreement, which expires on March 31, 2000, provides for $225 million of borrowing capacity, subject to certain conditions, until March 31, 1998, $210 million until March 31, 1999 and $185 million until March 31, 2000. The agreement provides for interest, at the Company's option at the prime rate, certificate of deposit rate plus 5/8% to 1 1/8% or Euro-dollar plus 1/2% to 1%. A fee ranging from 1/8% to 3/8% is required on the unused portion of this commitment. The margins over the certificate of deposit, the Euro-dollar rates and the commitment fee are based upon specified leverage and coverage ratios. At December 31, 1996 the applicable margins over the certificate of deposit and the Euro-dollar rate were 7/8% and 3/4%, respectively, and the commitment fee was 1/4%. There are no compensating balance requirements. The agreement contains a provision whereby 50% of the net consideration, in excess of $25 million, from the disposition of assets will be applied to reduce commitments unless such net consideration is reinvested in newly acquired capital over a twelve month period. At December 31, 1996, the Company had $164 million of unused borrowing capacity available under the revolving credit agreement.

  The average amounts outstanding during 1996, 1995 and 1994 under the revolving credit and demand notes and commercial paper program were $108,125,000, $46,984,000 and $16,324,000, respectively, with corresponding effective interest rates of 6.9%, 8.0% and 7.9% including commitment fees. The maximum amounts outstanding at any month-end were, $220,700,000, $79,450,000 and $47,450,000 during 1996, 1995 and 1994, respectively.

  A large portion of the Company's accounts receivable are pledged as collateral to secure its $50 million, daily valued commercial paper program. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institutions, the commitment can be increased to $100 million. A commitment fee of .76% is required on this $50 million commitment. This annually renewable program is scheduled to expire on October 30, 1997. Outstanding amounts of commercial paper that can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term.

  At December 31, 1996, the Company had no outstanding interest rate swap agreements. As of December 31, 1995 the Company had one interest rate swap agreement outstanding which fixed interest on $10 million notional principal at 9.02%. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program including the interest rate swap expense incurred on now expired interest rate swaps was 6.9%, 8.4% and 16.1% during 1996, 1995 and 1994, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $47,000, $209,000 and $1,981,000 in 1996, 1995 and 1994, respectively.

  Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital, debt to EBITDA and fixed charge coverage ratios. Covenants also limit the Company's ability to incur additional senior debt and to pay cash dividends and repurchase its shares and limit capital expenditures, among other restrictions. The Company is in compliance with all required covenants as of December 31, 1996.

  The fair value of the Company's long-term debt at December 31, 1996 and 1995 was approximately $282.5 million and $247.3 million, respectively.

  Aggregate maturities follow:


              ---------------------------------------------
              1997                             $  6,866,000
              1998                                4,494,000
              1999                                3,289,000
              2000                              115,252,000
              2001                                  168,000
              Later                             152,431,000
              ---------------------------------------------
              Total                            $282,500,000
              ---------------------------------------------

4) COMMON STOCK

  In April, 1996 the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on May 17, 1996 to shareholders of record as of May 6, 1996. All classes of common stock participated on a pro rata basis. All references to share quantities and share prices shown below have been adjusted to reflect the two-for-one stock split. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of approximately $99.1 million generated from this offering were used to partially finance the purchase transactions mentioned in Note 2.

  At December 31, 1996, 6,164,881 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

  In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in an entity's financial statements. The Statement also allows an entity to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the various stock option plans been determined consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
Net Income:
  As Reported........................................... $50,671,000 $35,484,000
  Pro Forma............................................. $50,217,000 $35,382,000
Earnings Per Share:
  As Reported........................................... $      1.64 $      1.26
  Pro Forma............................................. $      1.63 $      1.26

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the nine option grants which occurred during 1996 and 1995:

                                                         YEAR ENDED DECEMBER 31
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
Volatility..............................................  26% - 30%   22% - 25%
Interest rate...........................................   6% - 7%     5% - 7%
Expected life (years)...................................     4.1         4.1
Forfeiture rate.........................................     3%          3%

  Stock-based compensation costs on a pro forma basis would have reduced pretax income by $735,000 ($454,000 after tax) and $165,000 ($102,000 after tax) in 1996 and 1995, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

  Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans.

  Information with respect to these options is summarized as follows:

                                                          AVERAGE
                                                NUMBER    OPTION      RANGE
OUTSTANDING OPTIONS                            OF SHARES   PRICE    (HIGH-LOW)
-------------------                            ---------  ------- --------------
Balance, January 1, 1994......................   328,674  $ 6.27  $ 7.50--$ 3.63
  Granted..................................... 1,121,500  $11.03  $12.75--$ 9.81
  Exercised...................................   (31,976) $ 5.49  $ 7.50--$ 3.69
  Cancelled...................................   (11,000) $ 8.32  $ 9.81--$ 6.94
                                               ---------  ------  --------------
Balance, January 1, 1995...................... 1,407,198  $10.06  $12.75--$ 3.63
  Granted.....................................   621,000  $16.48  $17.00--$13.06
  Exercised...................................   (48,926) $ 8.05  $11.13--$ 3.63
  Cancelled...................................    (9,750) $ 9.24  $11.13--$ 6.94
                                               ---------  ------  --------------
Balance, January 1, 1996...................... 1,969,522  $12.14  $17.00--$ 5.56
  Granted.....................................    54,100  $24.40  $25.13--$22.94
  Exercised...................................  (467,974) $ 9.43  $16.56--$ 5.56
  Cancelled...................................   (21,600) $ 9.76  $11.13--$ 6.94
                                               ---------  ------  --------------
Balance, December 31, 1996.................... 1,534,048  $13.43  $25.13--$ 5.69
                                               =========  ======  ==============

  All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 1996 have an average remaining contractual life of 3.2 years. At December 31, 1996, options for 961,950 shares were available for grant. At December 31, 1996, options for 465,350 shares of Class B Common Stock with an aggregate purchase price of $5,556,478 (average of $11.94 per share) were exercisable. In connection with the stock option plan, the Company provides the optionee with a loan to cover the tax liability incurred upon exercise of the options. The Company recorded compensation expense of $3.9 million in 1996, $118,000 in 1995 and $29,000 in 1994 in connection with this loan program.

  In addition to the stock option plan the Company has the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Bonus Plan pursuant to the terms of which eligible employees may elect to receive all or part of their annual bonus in shares of restricted stock and whereby the Company will provide a 20% match on the portion of the bonus received in shares of restricted stock; (iii) a Stock Ownership Plan whereby eligible employees may purchase shares of Class B Common Stock directly from the Company at current market value and whereby the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iv) a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (v) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The Company has reserved 2 million shares of Class B Common Stock for issuance under these various plans and has issued 666,433 shares pursuant to the terms of these plans as of December 31, 1996, of which 74,871, 93,348 and 82,672 became fully vested during 1996, 1995 and 1994, respectively. Compensation expense of $2.8 million in 1996, $415,000 in 1995 and $148,000 in 1994 was recognized in connection with these plans.

  During 1994, the Company repurchased 1,019,600 shares of Class B Common Stock, at an average purchase price of $12.90 per share, or an aggregate of approximately $13.2 million. All repurchases during 1994 were made subsequent to March 1, 1994. The Company's ability to repurchase its shares is limited by long-term debt covenants to $50 million plus 50% of cumulative net income since March, 1994. Under the terms of these covenants, the Company had the ability to repurchase an additional $104.7 million of its Common Stock as of December 31, 1996. The repurchased shares are treated as retired.

5) INCOME TAXES

  Components of income tax expense are as follows:

                                                 YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                              1996        1995         1994
                                           ----------- -----------  -----------
Currently payable
  Federal................................. $13,888,000 $33,659,000  $27,014,000
  State...................................   1,479,000   4,434,000    3,009,000
                                           ----------- -----------  -----------
                                            15,367,000  38,093,000   30,023,000
                                           ----------- -----------  -----------
Deferred
  Federal.................................  12,140,000 (17,912,000) (10,412,000)
  State...................................   1,826,000  (2,676,000)  (1,402,000)
                                           ----------- -----------  -----------
                                            13,966,000 (20,588,000) (11,814,000)
                                           ----------- -----------  -----------
Total..................................... $29,333,000 $17,505,000  $18,209,000
                                           =========== ===========  ===========

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

                                                   YEAR ENDED DECEMBER 31
                                                 -----------------------------
                                                    1996         1995
                                                 -----------  -----------
Self-insurance reserves......................... $34,479,000  $30,401,000
Doubtful accounts and other reserves............   2,611,000   14,185,000
State income taxes..............................    (733,000)      73,000
Other deferred tax assets.......................   2,681,000          --
Depreciable and amortizable assets.............. (16,732,000)  (4,466,000)
Conversion from cash basis to accrual basis of
 accounting.....................................         --    (2,509,000)
Other deferred tax liabilities..................         --    (1,412,000)
                                                 -----------  -----------
  Total deferred taxes.......................... $22,306,000  $36,272,000
                                                 ===========  ===========  ===

  A reconciliation between the federal statutory rate and the effective tax rate is a follows:

                                                    YEAR ENDED DECEMBER 31
                                                    -------------------------
                                                     1996     1995     1994
                                                    -------  -------  -------
Federal statutory rate.............................    35.0%    35.0%    35.0%
Nondeductible (deductible) depreciation,
 amortization and other............................    (1.0)    (4.1)     1.6
State taxes, net of Federal income tax benefit.....     2.7      2.1      2.2
                                                    -------  -------  -------
  Effective tax rate...............................    36.7%    33.0%    38.8%
                                                    =======  =======  =======

  In 1996 and 1995, the Company reviewed its deferred state tax balances and as a result reduced its tax provision by $390,000 in each year. The net deferred tax assets and liabilities are comprised as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                          1996         1995
                                                      ------------  -----------
Current deferred taxes
  Assets............................................. $ 12,474,000  $22,910,000
  Liabilities........................................     (161,000)  (3,921,000)
                                                      ------------  -----------
    Total deferred taxes-current.....................   12,313,000   18,989,000
                                                      ------------  -----------
Noncurrent deferred taxes
  Assets.............................................   27,297,000   21,749,000
  Liabilities........................................  (17,304,000)  (4,466,000)
                                                      ------------  -----------
    Total deferred taxes-noncurrent..................    9,993,000   17,283,000
                                                      ------------  -----------
Total deferred taxes................................. $ 22,306,000  $36,272,000
                                                      ============  ===========

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

  A summary of property under capital lease follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
Land, buildings and equipment.......................... $27,243,000 $27,415,000
Less: accumulated amortization.........................  17,371,000  12,867,000
                                                        ----------- -----------
                                                        $ 9,872,000 $14,548,000
                                                        =========== ===========

  Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 1996, are as follows:

                                                          CAPITAL    OPERATING
YEAR                                                      LEASES      LEASES
----                                                    ----------- -----------
1997................................................... $ 5,216,000 $23,145,000
1998...................................................   3,094,000  20,266,000
1999...................................................   1,934,000  18,668,000
2000...................................................   1,248,000  15,131,000
2001...................................................     130,000  13,373,000
Later Years............................................         --    7,587,000
                                                        ----------- -----------
  Total minimum rental................................. $11,622,000 $98,170,000
                                                                    ===========
Less: Amount representing interest.....................   1,080,000
                                                        -----------
Present value of minimum rental commitments............  10,542,000
Less: Current portion of capital lease obligations.....   4,643,000
                                                        -----------
Long-term portion of capital lease obligations......... $ 5,899,000
                                                        ===========

  Capital lease obligations of $1,902,000, $4,961,000 and $4,654,000 in 1996,
1995 and 1994, respectively, were incurred when the Company entered into capital leases for new equipment.

7) COMMITMENTS AND CONTINGENCIES

  Most of the Company's subsidiaries are self-insured for general and professional liability risks for claims limited to $5 million per occurrence. Effective January 1, 1996, the Company's self-insured subsidiaries purchased general and professional liability insurance coverage for a three year term with a commercial insurer. These policies include coverage for claims in excess of $5 million and limited to $25 million per occurrence and have an unlimited aggregate. Coverage in excess of these limits up to $100 million is maintained with other major insurance carriers. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks.

  As of December 1996 and 1995, the reserve for professional and general liability claims was $72.6 million and $67.2 million, respectively, of which $13.0 million and $22.8 million in 1996 and 1995, respectively, is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change in the near term.

  The Company has outstanding letters of credit totalling $15.8 million related to the Company's self-insurance programs ($8.7 million), as support for various debt instruments ($1.3 million) and as support for a loan guarantee for an unaffiliated party ($5.8 million). The Company has also guaranteed approximately $500,000 of loans.

  Pursuant to the terms of its 1994 acquisition of a 112-bed acute care hospital located in Edinburg, Texas, the Company continues the construction of a 130-bed replacement facility which is expected to be completed during the second quarter of 1997. As of December 31, 1996, the Company spent $8 million on this project which will cost a total of approximately $24 million when completed. The Company has also agreed to construct a medical complex, including a 149-bed acute care facility, in Summerlin, Nevada for a total cost of approximately $60 million. The Company estimates the cost to complete major construction projects in progress at December 31, 1996 will approximate $61 million.

  The Company has entered into a long-term contract with a third party to provide certain data processing services for its acute care and behavioral health facilities. This contract expires in 2002.

  Various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

8) RELATED PARTY TRANSACTIONS

  At December 31, 1996, the Company held approximately 8% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or Directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1,107,000, $1,052,000 and $1,095,000 in 1996, 1995 and 1994 respectively, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 1996 and 1995 was $8,391,000 and $8,468,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 1996 and 1995 was $14,323,000 and $12,489,000,
respectively.

  As of December 31, 1996, the Company leased seven hospital facilities from the Trust with initial terms expiring in 1999 through 2003. These leases contain up to six 5-year renewal options. Future minimum lease payments to the Trust are included in Note 6. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. During 1995, in exchange for the real estate assets of a 126-bed acute care hospital divested by the Company during the year, the Company exchanged with the Trust substitute properties consisting of additional real estate assets owned by the Company but related to three acute care facilities owned by the Trust and operated by the Company (See Note 2). Total rent expense under these operating leases was $16,900,000 in 1996, $16,000,000 in 1995 and $15,700,000 in 1994. The Company received an advisory fee of $1,044,000 in 1996, $953,000 in 1995 and $909,000 in 1994, from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statement of income.

  A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel. Another member of the Company's Board of Directors is a managing director of one of the underwriters who performed investment banking services related to the Common Stock and Senior Notes issued during 1996 and 1995, respectively.

9) OTHER NONRECURRING CHARGES

  During the fourth quarter of 1996, as a result of divestiture negotiations with a third party regarding one of the Company's ambulatory treatment centers, the Company recorded a $2.9 million charge to write-down the carrying value of the center to its net realizable value. The Company expects this divestiture to be completed during the first quarter of 1997.

  Also during the fourth quarter of 1996, the Company recorded a $1.2 million charge to fully reserve the carrying value of one of its behavioral health center properties which is leased to an unaffiliated third party. The lessee is currently in default under the terms of the lease agreement. The Company has concluded that there has been a permanent impairment in the carrying value of this facility based on estimated future cash flows.

  During 1995, the Company recorded $11.6 million of nonrecurring charges which consisted of: (i) a $14.2 million pre-tax charge due to impairment of long-lived assets; (ii) a $2.7 million loss on disposal of two acute care facilities which were exchanged along with $44 million of cash for a 225-bed acute care hospital, and; (iii) a $5.3 million pre-tax gain realized on the sale of a 202-bed acute care hospital which was divested during the fourth quarter of 1995 for cash proceeds of $19.5 million.

  During 1995, the Company reviewed the impact changes in third party payment methods, advances in medical technologies, legislative and regulatory initiatives at the Federal and state levels along with increased competition from other providers have had on operating margins at the Company's facilities in recent years. These industry conditions have adversely impacted certain of the Company's specialized facilities and certain of the Company's smaller facilities in more competitive markets.

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

  Increased competition and penetration of managed care in the geographic market where the Company ambulatory treatment centers are located have led the management to conclude that there has been a permanent impairment in the carrying value of these facilities. In conjunction with the development of the Company's operating plan and 1996 budget, management assessed the current competitive position of these facilities and estimated future cash flows expected from these facilities. As a result, the Company recorded a $14.2 million pre-tax nonrecurring charge in the 1995 consolidated statement of income related primarily to the write-down of the carrying value of certain intangible and tangible assets at these facilities. In measuring the impairment loss, the Company estimated fair value by discounting expected future cash flows from each facility using the Company's internal hurdle rate

  During 1994, nonrecurring charges of $9.8 million were recorded consisting of the following: (i) a $4.3 million estimated loss on the disposal of two acute care facilities which were disposed of during 1995; (ii) a $2.8 million write-down in the carrying value of a behavioral health center owned by the Company and leased to an unaffiliated third party which is currently in default under the terms of the lease agreement; (iii) a $1.4 million write-down recorded against the book value of the real property of a behavioral health services hospital, and; (iv) $1.3 million of expenses related to the disposition of a non-strategic business.

10) PENSION PLAN

  The Company maintains a contributory and non-contributory retirement plan for eligible employees. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company's subsidiaries. Effective December 31, 1995 accrued benefits were frozen for employees hired after July 25, 1984. A partial curtailment was recognized in the 1995 actuarial valuation, which was not material to the consolidated financial statements. The benefits are based on years of service and the employee's highest compensation for any five years of employment. The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA. The plan's funded status and amounts recognized in the Company's balance sheet as of December 31, 1996 and 1995 are as follows:

                                                         1996          1995
                                                     ------------  ------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested
   benefits of $32,264,000 in 1996 and $29,890,000
   in 1995.........................................  $ 34,811,000  $ 32,197,000
                                                     ============  ============
Projected benefit obligation for service rendered
 to date...........................................  $(37,709,000) $(37,211,000)
Plan assets at fair value, primarily listed stock
 and U.S. obligations..............................    26,220,000    20,008,000
                                                     ------------  ------------
Projected benefit obligation in excess of plan
 assets............................................   (11,489,000)  (17,203,000)
Unrecognized net (gain) loss from past experience
 different from that assumed and effects of changes
 in assumptions....................................    (1,473,000)    2,480,000
                                                     ------------  ------------
Accrued pension cost...............................  $(12,962,000) $(14,723,000)
                                                     ============  ============

  Significant actuarial assumptions used in measuring benefit obligations and the expected return on plan assets at December 31, 1996 and 1995 are as follows:

                                                                     1996  1995
                                                                     ----  ----
   Weighted-average discount rate................................... 7.50% 7.00%
   Weighted-average rate of compensation increase................... 4.00% 4.00%
   Expected rate of return on assets................................ 9.00% 9.00%

  Pension expense related to this plan of $1,766,000 was recorded in 1996.

11) QUARTERLY RESULTS (UNAUDITED)

  The following tables summarize the Company's quarterly financial data for the two years ended December 31, 1996.

                              FIRST        SECOND       THIRD        FOURTH
1996                         QUARTER      QUARTER      QUARTER      QUARTER
----                       ------------ ------------ ------------ ------------
Net revenues.............. $271,616,000 $286,994,000 $303,479,000 $328,121,000
Income before income
 taxes.................... $ 24,178,000 $ 19,151,000 $ 17,499,000 $ 19,176,000
Net income................ $ 15,501,000 $ 12,216,000 $ 11,285,000 $ 11,669,000
Earning per share (fully
 diluted)................. $       0.54 $       0.42 $       0.34 $       0.35

  Net revenues in 1996 include $17.8 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $1.8 million was recorded in the first quarter, $3.6 million in the second quarter, $4.7 million in the third quarter and $7.7 million in the fourth quarter. These programs are scheduled to terminate in 1997. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. The fourth quarter results include a $1.2 million write-down recorded against the book value of the real property of a behavioral health facility owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease and a $2.9 million charge related to the anticipated disposition of an ambulatory treatment center (See Note 2).

                              FIRST        SECOND       THIRD        FOURTH
1995                         QUARTER      QUARTER      QUARTER      QUARTER
----                       ------------ ------------ ------------ ------------
Net revenues.............. $220,715,000 $214,165,000 $234,144,000 $262,102,000
Income before income
 taxes.................... $ 19,344,000 $ 14,448,000 $ 11,299,000 $  7,898,000
Net income................ $ 11,841,000 $  9,555,000 $  7,229,000 $  6,859,000
Earnings per share (fully
 diluted)................. $       0.42 $       0.34 $       0.26 $       0.24

  Net revenues in 1995 include $12.6 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $3.8 million was recorded in each of the first and second quarters, $3.1 million in the third quarter and $1.9 million in the fourth quarter. The second quarter operating results include a $2.7 million pre-tax charge related to the Company's divestiture of two acute care hospitals in connection with the acquisition of the acute care hospital located in Aiken, South Carolina (See Note 2). The fourth quarter results include a $5.3 million gain related to the Company's divestiture of an acute care hospital. The fourth quarter results also include a $14.2 million pre-tax charge for an impairment loss at certain facilities (see Note 9).

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                                     -------------------------
                         BALANCE AT  CHARGED TO                WRITE-OFF OF     BALANCE
                          BEGINNING   COSTS AND  ACQUISITIONS  UNCOLLECTIBLE    AT END
      DESCRIPTION         OF PERIOD   EXPENSES   OF BUSINESSES   ACCOUNTS      OF PERIOD
      -----------        ----------- ----------- ------------- -------------  -----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS RECEIVABLE:
  Year ended December
   31, 1996............. $49,016,000 $96,872,000  $10,324,000  $(125,814,000) $30,398,000
                         =========== ===========  ===========  =============  ===========
  Year ended December
   31, 1995............. $34,957,000 $76,905,000  $ 4,797,000  $ (67,643,000) $49,016,000
                         =========== ===========  ===========  =============  ===========
  Year ended December
   31, 1994............. $28,444,000 $58,347,000  $       --   $ (51,834,000) $34,957,000
                         =========== ===========  ===========  =============  ===========

                               INDEX TO EXHIBITS

 10.4 Agreement effective January 1, 1997, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.
 10.27 Amendment No. 2 to Credit Agreement, dated as of May 10, 1996, among
       Universal Health Services, Inc., Certain Participating Banks and Morgan
       Guaranty Trust Company of New York, as Agent.
 11.   Statement re: computation of per share earnings.
 22.   Subsidiaries of Registrant.
 24.   Consent of Independent Public Accountants.
 27.   Financial Data Schedule.