Form 10-Q
period 1997-03-31
UNIVERSAL HEALTH SERVICES INC
filed 1997-05-13
CIK 352915

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ............to..........
                         Commission file number 0-10454

                         UNIVERSAL HEALTH SERVICES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             23-2077891
  ---------------------------                               ---------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                       KING OF PRUSSIA, PENNSYLVANIA 19406
               --------------------------------------------------
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 1997:

                               Class A    2,060,929
                               Class B   30,022,477
                               Class C      207,230
                               Class D       33,954


                            Page One of Twelve Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X


PART I.  FINANCIAL INFORMATION............................................................  PAGE NO.
                                                                                            --------

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 1997 and 1996..........................................  Three

   Condensed Consolidated Balance Sheets - March 31, 1997
      and December 31, 1996...............................................................  Four

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1997 and 1996..........................................  Five


   Notes to Condensed Consolidated Financial Statements...................................  Six & Seven

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................................  Eight, Nine & Ten


PART II.  OTHER INFORMATION...............................................................  Eleven

SIGNATURE.................................................................................  Twelve



                            Page Two of Twelve Pages

                          PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)



                                              THREE MONTHS
                                             ENDED MARCH 31,
                                         ---------------------
                                           1997         1996
                                         ---------------------

Net revenues                             $340,170     $266,523

Operating charges:
     Operating expenses                   129,674      102,335
     Salaries and wages                   119,747       94,500
     Provision for doubtful accounts       23,663       16,674
     Depreciation and amortization         19,028       14,783
     Lease and rental expense               9,121        9,405
     Interest expense, net                  4,956        4,648
                                         --------     --------
                                          306,189      242,345
                                         --------     --------

Income before income taxes                 33,981       24,178
Provision for income taxes                 12,451        8,677
                                         --------     --------


NET INCOME                               $ 21,530     $ 15,501
                                         ========     ========


Earnings per common
   and common share equivalents:         $   0.65     $   0.54
                                         ========     ========

Weighted average number of
   common shares and equivalents:          32,986       28,712
                                         ========     ========



  See accompanying notes to these condensed consolidated financial statements.




                           Page Three of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)

                                                      MARCH 31,       DECEMBER 31,
                                                      ---------       ------------
                                                        1997              1996
                                                        ----              ----
                                                     (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                        $   2,281         $     288
    Accounts receivable, net                           154,952           145,364
    Supplies                                            21,915            22,019
    Deferred income taxes                                9,809            12,313
    Other current assets                                14,414            13,969
                                                     ---------         ---------
          Total current assets                         203,371           193,953
                                                     ---------         ---------

Property and equipment                                 870,620           839,564
Less: accumulated depreciation                        (286,761)         (271,936)
                                                     ---------         ---------
                                                       583,859           567,628
                                                     ---------         ---------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                  146,491           150,336
    Deferred income taxes                               11,284             9,993
    Deferred charges                                    10,804            11,237
    Other                                               34,154            32,648
                                                     ---------         ---------
                                                       202,733           204,214
                                                     ---------         ---------
                                                     $ 989,963         $ 965,795
                                                     =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt             $   6,319         $   6,866
    Accounts payable and accrued liabilities           144,752           132,441
    Federal and state taxes                             10,113               772
                                                     ---------         ---------
          Total current liabilities                    161,184           140,079
                                                     ---------         ---------

Other noncurrent liabilities                            91,967            97,102
                                                     ---------         ---------
Long-term debt, net of current maturities              258,693           275,634
                                                     ---------         ---------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,060,929 shares
      outstanding in 1997, 2,060,929 in 1996                21                21
    Class B Common Stock, 29,986,504 shares
      outstanding in 1997, 29,816,153 in 1996              300               298
    Class C Common Stock, 207,230 shares
      outstanding in 1997, 207,230 in 1996                   2                 2
    Class D Common Stock, 34,216 shares
      outstanding in 1997, 36,805 in 1996                   --                --
    Capital in excess of par, net of deferred
      compensation of $460,000 in 1997
      and $377,000 in 1996                             197,915           194,308
    Retained earnings                                  279,881           258,351
                                                     ---------         ---------
                                                       478,119           452,980
                                                     ---------         ---------
                                                     $ 989,963         $ 965,795
                                                     =========         =========

  See accompanying notes to these condensed consolidated financial statements.

                            Page Four of Twelve Pages

                 UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000s omitted)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1997          1996
                                                            ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 21,530      $ 15,501
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                19,028        14,783
   Provision for self-insurance reserves                       4,516         3,044
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                        (9,588)       (2,237)
   Accrued interest                                           (3,159)       (3,447)
   Accrued and deferred income taxes                          12,070         8,117
   Other working capital accounts                              7,916         3,810
   Other assets and deferred charges                          (1,929)       (3,377)
   Other                                                         983           801
   Payments made in settlement of self-insurance claims       (2,354)       (4,314)
                                                            --------      --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   49,013        32,681
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                     (30,558)      (25,729)
                                                            --------      --------
  NET CASH USED IN INVESTING ACTIVITIES                      (30,558)      (25,729)
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                               (17,488)       (6,830)
   Issuance of common stock                                    1,026           606
                                                            --------      --------
  NET CASH USED IN FINANCING ACTIVITIES                      (16,462)       (6,224)
                                                            --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                          1,993           728
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   288            34
                                                            ========      ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  2,281      $    762
                                                            ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                             $  8,115      $  8,095
                                                            ========      ========

  Income taxes paid, net of refunds                         $    381      $    782
                                                            ========      ========


  See accompanying notes to these condensed consolidated financial statements.



                            Page Five of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Prior to 1997, the Company included charity care services as a component of its provision for doubtful accounts. Effective January 1, 1997, in accordance with health care industry practice, the Company began excluding charity care from net revenues, and has reclassified the 1996 amounts to conform with this presentation. The change in presentation has no effect on reported net income.

 (2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in May, 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for the three months ended March 31, 1996 have been adjusted to reflect the two-for-one stock split.

The Financial Accounting Standards Board recently issued Statement 128, Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997. Pursuant to the provisions of Statement 128, the Company's basic earnings per share would have been $.67 and $.56 for the three month periods ended March 31, 1997 and 1996, respectively, and the diluted earnings per share would have been $.65 and $.54 for the three month periods ended March 31, 1997 and 1996, respectively.

(3)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(4)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $13 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.



                            Page Six of Twelve Pages

(5)  SUBSEQUENT EVENTS


Subsequent to the end of the 1997 first quarter, the Company executed a joint venture partnership agreement, subject to regulatory approval, for the ownership and operation of The George Washington University Hospital, a 501-bed acute care facility located in Washington, D.C. The partnership has recently filed for certificate of need approval. The Company also entered into a management agreement, which commenced in April 1997, to manage the operations of the hospital. Pursuant to the terms of the partnership agreement, the Company will provide an immediate commitment of $80 million ($40 million in cash and a $40 million letter of credit) as part of a total intended investment by the partnership of $125 million over the next ten years for enhancement of the hospital's operations. The Company will hold an 80% interest in the partnership and The George Washington University will hold a 20% interest.


                           Page Seven of Twelve Pages

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The matters discussed in this report as well as the news releases issued from time to time by the Company contain certain forward-looking statements that involve risks and uncertainties, including, among other things, that the majority of the Company's revenues are produced by a small number of its total facilities, possible changes in levels and terms of reimbursement for the Company's charges by government programs or other third party payors, the ability of the Company to successfully integrate its recent and proposed acquisitions and the ability to continue to finance growth on favorable terms.

RESULTS OF OPERATIONS

Net revenues increased 28% or $74 million for the three months ended March 31, 1997 over the comparable prior year period due primarily to the acquisitions of a 357-bed medical complex located in Amarillo, Texas and four behavioral health centers located in Pennsylvania, all of which were acquired during the second quarter of 1996. Also contributing to the increase in net revenues for the three months ended March 31, 1997 as compared to the comparable prior year quarter was a 6% or $14 million increase in net revenues at hospital facilities owned during both periods.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (EBITDAR) increased 27% or $14 million to $67 million for the three months ended March 31, 1997 as compared to $53 million in the comparable prior year period. Overall operating margins were 19.7% and 19.9% for the three months ended March 31, 1997 and 1996, respectively.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and women's center accounted for 85% and 88% of consolidated net revenues for the three month periods ended March 31, 1997 and 1996, respectively. Net revenues at the Company's acute care hospitals owned during both periods increased 7% for the three month period ended March 31, 1997 over the comparable prior year period while inpatient admissions at these facilities remained relatively unchanged. Patient days at the Company's acute care facilities owned during both periods decreased 2% during the 1997 first quarter as compared to the comparable prior year period due to a 2% decrease in the average length of stay. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at the acute care facilities owned during both periods increased 11% for the three months ended March 31, 1997 as compared to the comparable prior year period and comprised 24% of the Company's acute care gross patient revenues during the first quarter of 1997 as compared to 23% during the 1996 first quarter. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.




                           Page Eight of Twelve Pages

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities accounted for 14% and 12% of the Company's consolidated net revenues for the three month periods ended March 31, 1997 and 1996, respectively. Net revenues at the Company's behavioral health centers owned during both periods decreased 2% for the three month period ended March 31, 1997 as compared to the comparable 1996 quarter. Admissions at the facilities owned during both periods increased 9% during the 1997 first quarter over the comparable 1996 quarter while patient days remained relatively unchanged due to 9% decrease in the average length of stay which decreased to 11.0 days in the 1997 quarter as compared to 12.1 days during the 1996 quarter. The reduction in the average length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned during both periods increased 14% during the three months ended March 31, 1997 as compared to the comparable prior year period and comprised 18% of the Company's behavioral health services' revenues for the three months ended March 31, 1997 as compared to 17% during the 1996 first quarter.

OTHER OPERATING RESULTS

Depreciation and amortization expense increased 29% or $4 million for the three months ended March 31, 1997 as compared to the comparable prior year period due primarily to the 1996 acquisitions mentioned above.

Interest expense increased 7% or $300,000 during the 1997 first quarter as compared to the comparable 1996 period due to the increased borrowings used to partially finance the 1996 acquisitions mentioned above. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were also used to partially finance the 1996 purchase transactions mentioned above

The effective tax rate was 37% and 36% for the three month periods ended March 31, 1997 and 1996, respectively.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 51% and 48% of the Company's net patient revenues for the three months ended March 31, 1997 and 1996, respectively. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities.

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



                            Page Nine of Twelve Pages

In addition to the trends described above that continue to have an impact on operating results, there are a number of other more general factors affecting the Company's business. In May 1997, the President and members of Congress agreed on a tentative five year budget plan which calls for a $115 billion reduction in the rate of increase in Medicare spending over the next five years. Included in this proposal are reductions in the future rate of increases to payments made to hospitals. The Company cannot predict whether the above proposal or any other proposal will ultimately be adopted, and if adopted, no assurance can be given that the implementation of such plans will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $8.1 million for the three months ended March 31, 1997 (including the additional reimbursement received by an acute care facility acquired during the second quarter of 1996) and $1.8 million for the three months ended March 31, 1996 received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1997 and the Company cannot predict whether these programs will continue beyond their scheduled termination date.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $49 million for the three months ended March 31, 1997 and $33 million for the three months ended March 31, 1996. The $16 million increase during the 1997 three month period as compared to the 1996 comparable period was due primarily to a $12 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization and provision for self-insurance reserves) and $4 million of other net working capital changes.

During the first quarter of 1997, the Company spent $31 million to finance capital expenditures including a total of $17 million on the construction of a new medical complex (including a 149-bed acute care facility) in Summerlin, Nevada and a new 130-bed replacement facility in Edinburg, Texas. The Company also reduced outstanding debt by $17 million.

During the first quarter of 1997, the Company amended its commercial paper credit facility to increase the borrowing capacity to $75 million from $50 million and to reduce the commitment fee. As of March 31, 1997, the Company had $206 million of unused borrowing capacity available under its commercial paper and revolving credit facilities.



                            Page Ten of Twelve Pages

                           PART II. OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       10.1 Agreement of Limited Partnership of Direct Hospital Partners, L.P. (a District of Columbia Limited Partnership) by and among UHS of D.C., Inc. and The George Washington University.

       10.2 Amendment No. 2, dated as of April 17, 1997 to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., a Delaware corporation, Sheffield Receivables Corporation, a Delaware corporation, and First Bank National Association, a national banking association, as trustee.


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



                                                 Universal Health Services, Inc.
                                                        (Registrant)






Date:  May 12, 1997                 /s/ Kirk E. Gorman
                                    -------------------------------------------
                                    Kirk E. Gorman, Senior Vice President and
                                    Chief Financial Officer


                                    (Principal Financial Officer and
                                     Duly Authorized Officer).



                           Page Twelve of Twelve Pages