Form 10-Q
period 1997-06-30
UNIVERSAL HEALTH SERVICES INC
filed 1997-08-12
CIK 352915

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (MARK ONE)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 1997:

                              Class A        2,060,929
                              Class B       30,020,414
                              Class C          207,230
                              Class D           33,325


                            Page One of Twelve Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X


PART I.  FINANCIAL INFORMATION.....................................PAGE NO.

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three and Six Months Ended June 30, 1997 and 1996...............Three

   Condensed Consolidated Balance Sheets - June 30, 1997
      and December 31, 1996............................................Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1997 and 1996..........................Five


   Notes to Condensed Consolidated Financial Statements.........Six & Seven

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....Eight, Nine & Ten


PART II.  OTHER INFORMATION..........................................Eleven

SIGNATURE............................................................Twelve


                            Page Two of Twelve Pages

                          PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                            THREE MONTHS             SIX MONTHS
                                           ENDED JUNE 30,          ENDED JUNE 30,
                                        --------------------    --------------------
                                          1997        1996         1997       1996
                                        --------------------    --------------------
Net revenues                            $343,826    $282,072    $683,996    $548,595

Operating charges:
     Operating expenses                  136,265     109,615     265,939     211,950
     Salaries and wages                  119,138     101,331     238,885     195,831
     Provision for doubtful accounts      27,450      19,709      51,113      36,383
     Depreciation and amortization        19,815      16,721      38,843      31,504
     Lease and rental expense              9,307       9,573      18,428      18,978
     Interest expense, net                 5,384       5,972      10,340      10,620
                                        --------    --------    --------    --------
                                         317,359     262,921     623,548     505,266
                                        --------    --------    --------    --------
Income before income taxes                26,467      19,151      60,448      43,329
Provision for income taxes                 9,560       6,935      22,011      15,612
                                        --------    --------    --------    --------
Net income                              $ 16,907    $ 12,216    $ 38,437    $ 27,717
                                        ========    ========    ========    ========
Earnings per common
   and common share equivalents:        $   0.51    $   0.42    $   1.16    $   0.96
                                        ========    ========    ========    ========
Weighted average number of
   common shares and equivalents:         33,114      28,958      33,050      28,835
                                        ========    ========    ========    ========

  See accompanying notes to these condensed consolidated financial statements.


                           Page Three of Twelve Pages

                 UNIVERSAL HEALTH SERVICES,INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)

                                                     JUNE 30,          DECEMBER 31,
                                                       1997               1996
                                                    -----------        ------------
                                                    (UNAUDITED)
           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                       $       622        $       288
    Accounts receivable, net                            149,406            145,364
    Supplies                                             23,455             22,019
    Deferred income taxes                                13,067             12,313
    Other current assets                                 14,242             13,969
                                                    -----------        -----------
          Total current assets                          200,792            193,953
                                                    -----------        -----------
Property and equipment                                  904,690            839,564
Less: accumulated depreciation                         (299,383)          (271,936)
                                                    -----------        -----------
                                                        605,307            567,628
                                                    -----------        -----------
OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                   140,667            150,336
    Deferred income taxes                                11,284              9,993
    Deferred charges                                     10,465             11,237
    Other                                                35,658             32,648
                                                    -----------        -----------
                                                        198,074            204,214
                                                    -----------        -----------
                                                    $ 1,004,173        $   965,795
                                                    ===========        ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt            $     5,634        $     6,866
    Accounts payable and accrued liabilities            145,293            132,441
    Federal and state taxes                                  --                772
                                                    -----------        -----------
          Total current liabilities                     150,927            140,079
                                                    -----------        -----------
Other noncurrent liabilities                             94,392             97,102
                                                    -----------        -----------
Long-term debt, net of current maturities               263,115            275,634
                                                    -----------        -----------
COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,060,929 shares
      outstanding in 1997, 2,060,929 in 1996                 21                 21
    Class B Common Stock, 30,019,844 shares
      outstanding in 1997, 29,816,153 in 1996               300                298
    Class C Common Stock, 207,230 shares
      outstanding in 1997, 207,230 in 1996                    2                  2
    Class D Common Stock, 33,495 shares
      outstanding in 1997, 36,805 in 1996                    --                 --
    Capital in excess of par, net of deferred
      compensation of $166,000 in 1997
      and $377,000 in 1996                              198,628            194,308
    Retained earnings                                   296,788            258,351
                                                    -----------        -----------
                                                        495,739            452,980
                                                    -----------        -----------
                                                    $ 1,004,173        $   965,795
                                                    ===========        ===========

   See accompanying notes to these condensed consolidated financial statements

                            Page Four of Twelve Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                             SIX MONTHS ENDED
                                                             ----------------
                                                                  JUNE 30,
                                                                  --------
                                                              1997          1996
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  38,437     $  27,717
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                38,843        31,504
   Provision for self-insurance reserves                       8,874         7,401
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                        (4,042)        7,466
   Accrued interest                                             (149)         (491)
   Accrued and deferred income taxes                            (773)        4,220
   Other working capital accounts                             10,424        13,384
   Other assets and deferred charges                          (4,555)       (7,141)
   Other                                                       5,118           327
   Payments made in settlement of self-insurance claims      (12,554)       (5,639)
                                                           ---------     ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   79,623        78,748
                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                     (66,736)      (50,432)
   Acquisition of business                                        --      (165,142)
   Notes receivable related to acquisitions                       --       (10,545)
                                                           ---------     ---------
  NET CASH USED IN INVESTING ACTIVITIES                      (66,736)     (226,119)
                                                           ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                               (13,751)           --
   Additional borrowings                                          --        47,330
   Issuance of common stock                                    1,198       100,345
                                                           ---------     ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (12,553)      147,675
                                                           ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                            334           304
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   288            34
                                                           =========     =========
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $     622     $     338
                                                           =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $  10,489     $  11,111
                                                           =========     =========

  Income taxes paid, net of refunds                        $  22,784     $  11,614
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

(2) EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in May, 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for the three and six months ended June 30, 1996 have been adjusted to reflect the two-for-one stock split.

The Financial Accounting Standards Board recently issued Statement 128, Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997. Pursuant to the provisions of Statement 128, the Company's basic earnings per share would have been $.52 and $.43 for the three month periods ended June 30, 1997 and 1996 and $1.19 and $.99 for the six months ended June 30, 1997 and 1996, respectively. The diluted earnings per share would have been $.51 and $.42 for the three month periods ended June 30, 1997 and 1996 and $1.16 and $.96 for the six months ended June 30, 1997 and 1996, respectively.

(3) OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves.

(4) COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $14 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.


                            Page Six of Twelve Pages

(5) SUBSEQUENT EVENTS


Subsequent to the end of the 1997 second quarter, the Company entered into a partnership agreement for the ownership and operation of The George Washington University Hospital, a 501-bed acute care facility located in Washington, D.C. The Company holds an 80% interest in the partnership and The George Washington University holds a 20% interest. The Company also entered into a management agreement, which commenced in April 1997, to manage the operations of the hospital. Pursuant to the terms of the partnership agreement, the Company will provide an immediate commitment of $80 million ($40 million in cash and a $40 million letter of credit) as part of a total intended investment by the partnership of $125 million over the next ten years for enhancement of the hospital's operations.


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

RESULTS OF OPERATIONS

Net revenues increased 22% or $62 million for the three months ended June 30, 1997 and 25% or $135 million for the six months ended June 30, 1997, over the comparable prior year periods. Net revenues at hospital facilities owned during both periods increased $33 million or 12% and $47 million or 9% for the three and six months ended June 30, 1997, respectively, over the comparable prior year periods. Also contributing to the increase in net revenues for the three and six month periods was the acquisitions of a 357-bed medical complex located in Amarillo, Texas and four behavioral health centers located in Pennsylvania, all of which were acquired during the second quarter of 1996.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (EBITDAR) increased 19% or $10 million for the three months ended June 30, 1997 and 23% or $24 million for the six months ended June 30, 1997 as compared to the comparable prior year periods. Overall operating margins were 18% for the three months ended June 30, 1997 and 1996 and 19% for the six months ended June 30, 1997 and 1996.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and women's center accounted for 85% and 84% of consolidated net revenues for the three month periods ended June 30, 1997 and 1996, and 85% and 86% of consolidated net revenues for the six month periods ended June 30, 1997 and 1996, respectively. Net revenues at the Company's acute care hospitals owned during both periods increased 14% and 10% for the three and six month periods ended June 30, 1997, respectively, over the comparable prior year periods. Inpatient admissions at these facilities increased 7% during the 1997 second quarter over the comparable prior year quarter and 3% for the six month period ended June 30, 1997 as compared to the comparable prior year six month period. Patient days at the Company's acute care facilities owned during both periods increased 8% and 3% for the three and six months ended June 30, 1997, respectively, over the comparable prior year periods. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at the acute care facilities owned during both periods increased 12% for each of the three and six month periods ended June 30, 1997 over the comparable prior year periods. Gross outpatient revenues comprised 27% of the Company's acute care gross patient revenues during the second quarter of 1997 as compared to 26% during the 1996 second quarter and 26% for the six months ended June 30, 1997 as compared to 25% for the prior year six month period. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.


                           Page Eight of Twelve Pages

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities accounted for 15% of the Company's consolidated net revenues for the three month periods ended June 30, 1997 and 1996 and 15% and 13% of consolidated net revenues for the six month periods ended June 30, 1997 and 1996, respectively. Net revenues at the Company's behavioral health centers owned during both periods remained relatively unchanged during the 1997 second quarter as compared to the 1996 second quarter and decreased 1% for the six month period ended June 30, 1997 as compared to the comparable 1996 period. Admissions and patient days at the facilities owned during both periods increased 3% during the 1997 second quarter over the 1996 second quarter as the average length of stay remained unchanged at
12.7 days in both three month periods. Admissions at these facilities increased 5% for the six month period ended June 30, 1997 as compared to the comparable prior year period while patient days increased 2% during this period over the comparable prior year period. The average length of stay decreased 4% to 11.9 days during the 1997 six month period as compared to 12.4 days in the comparable prior year period. The relatively flat net revenues at the facilities owned during both periods resulted primarily from continued pressure from payors to reduce the average length of stay at these facilities as a large portion of the Company's behavioral health services' revenues are reimbursed on a per diem basis. The reduction in the average length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by developing and marketing new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned during both periods increased 6% and 9% for the three and six month periods ended June 30, 1997, respectively, over the comparable prior year periods. Gross outpatient revenues comprised 22% of the Company's behavioral health services' net revenues for the three months ended June 30, 1997 as compared to 18% during the 1996 comparable three month period and 20% for the six month period ended June 30, 1997 as compared to 18% in the comparable prior year period.

OTHER OPERATING RESULTS

Depreciation and amortization expense increased 19% or $3 million for the three months ended June 30, 1997 and 23% or $7 million for the six months ended June 30, 1997, over the comparable prior year periods due primarily to the 1996 acquisitions mentioned above.

Interest expense decreased $600,000 or 10% for the three month period ended June 30, 1997 and $300,000 or 3% for the six month period ended June 30, 1997 over the comparable prior year periods due primarily to lower average outstanding borrowings and a slight decrease in rates. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the 1996 purchase transitions mentioned above.

The effective tax rate was 36% for each of the three and six month periods ended June 30, 1997 and 1996.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 54% and 52% of the Company's net patient revenues for the three month periods ended June 30, 1997 and 1996 and 52% and 50% for the six month periods ended June 30, 1997 and 1996, respectively. The Company expects the Medicare and Medicaid revenues to continue to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare


                            Page Nine of Twelve Pages
program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities.

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

In addition to the trends described above that continue to have an impact on operating results, there are a number of other more general factors affecting the Company's business. In August 1997, a five year budget plan was approved which calls for a $115 billion reduction in the rate of increase in Medicare spending over the next five years. Included in this proposal is a $39 billion reduction in the future rate of increases to payments made to hospitals. The Company is unable to quantify the effect of this plan, and no assurance can be given that the implementation of this plan will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financials was an aggregate of $8.3 million and $3.6 million for the three month periods ended June 30, 1997 and 1996 and $16.4 million and $5.4 million for the six months ended June 30, 1997 and 1996, respectively, received pursuant to the terms of these programs. These programs, which terminate in the third quarter of 1997, have been renewed although the Company is uncertain as to the amount of reimbursement to be received pursuant to the terms of these programs.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $80 million for the six months ended June 30, 1997 and $79 million for the six months ended June 30, 1996. The $1 million net increase during the 1997 six month period as compared to the 1996 comparable period was due primarily to a $20 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization and provision for self-insurance reserves) offset by a $11 million increase in income tax payments and a $7 million increase in payments made in settlement of self-insurance reserves.

During the first quarter of 1997, the Company spent $67 million to finance capital expenditures including a total of $38 million on the construction of a new medical complex (including a 149-bed acute care facility) in Summerlin, Nevada and a new 130-bed replacement facility in Edinburg, Texas. These facilities are scheduled to open during the third and fourth quarters of 1997. The Company also reduced outstanding debt by $14 million.

Subsequent to June 30, 1997, the Company entered into a new revolving credit agreement. The new agreement, which matures in July 2002, provides for up to $300 million of borrowing capacity. During the term of this agreement, the Company has the option to petition the banks to increase the borrowing capacity to $400 million. The agreement provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. As of June 30, 1997, the Company had $275 million of unused borrowing capacity available under the terms of its new revolving credit and existing commercial paper facilities.


                            Page Ten of Twelve Pages

                           PART II. OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following information relates to matters submitted to the stockholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 21, 1997.

(b)   Not applicable.

(c) At the meeting the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

      Adoption of the Amendment to the Company's Restated Certificate of Incorporation

      Votes cast in favor                                            25,334,848
      Votes cast against                                                137,813
      Votes abstained                                                     2,722
      Broker non-votes                                                        0

      Election by Class A & Class C stockholders of Class I Directors, Martin Meyerson and John H. Herrell:

                             Martin Meyerson    John H. Herrell
                             ---------------    ---------------
      Votes cast in favor       2,263,229           2,263,229
      Votes withheld                    0                   0

(d)   Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

        3.1 Company's Restated Certificate of Incorporation and Amendments thereto.

      10.1 Credit agreement dated as of July 8, 1997 among Universal Health Services, Inc., various banks and Morgan Guaranty Trust Company of New York, as agent.

     10.2 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia Limited Partnership) by and among UHS of D.C., Inc. and The George Washington University.

     10.3 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership).

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



                                           Universal Health Services, Inc.
                                                   (Registrant)






Date:  August 12, 1997                 /s/ Kirk E. Gorman
                                       -----------------------------------------
                                       Kirk E. Gorman, Senior Vice President and
                                       Chief Financial Officer


                                       (Principal Financial Officer and
                                        Duly Authorized Officer).


                           Page Twelve of Twelve Pages