Form 10-Q
period 1997-09-30
UNIVERSAL HEALTH SERVICES INC
filed 1997-11-12
CIK 352915

================================================================================


                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

              (MARK ONE)
             (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

            (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ............to..........
              Commission file number 0-10454

                        UNIVERSAL HEALTH SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                      23-2077891
-------------------------------                                     ------------------
(State or other jurisdiction of                                      (I.R.S. Employer
Incorporation or Organization)                                       Identification No.)

                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                    KING OF PRUSSIA, PENNSYLVANIA        19406
                    ---------------------------------------------
              (Address of principal executive office)  (Zip Code)

       Registrant's telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 1997:

                              Class A   2,060,929
                              Class B  30,100,075
                              Class C     207,230
                              Class D      32,361


================================================================================

                           Page One of Thirteen Pages

                        UNIVERSAL HEALTH SERVICES, INC.

                                   I N D E X


PART I.  FINANCIAL INFORMATION......................................................... PAGE NO.
                                                                                        --------

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three and Nine Months Ended September 30, 1997 and 1996................................Three

   Condensed Consolidated Balance Sheets - September 30, 1997
      and December 31, 1996 ..................................................................Four

   Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1997 and 1996...........................................Five


   Notes to Condensed Consolidated Financial Statements................................Six & Seven

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................Eight, Nine,Ten & Eleven


PART II.  OTHER INFORMATION.................................................................Twelve

SIGNATURE.................................................................................Thirteen





                           Page Two of Thirteen Pages

                         PART I.  FINANCIAL INFORMATION
                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (000s omitted except per share amounts)
                                 (unaudited)

                                                  THREE MONTHS                     NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                          ----------------------------      ----------------------------
                                                1997           1996            1997              1996
                                          ----------------------------      ----------------------------
Net revenues                               $  362,377       $  299,994       $1,046,373       $  848,589

Operating charges:
     Operating expenses                       147,267          118,127          413,206          330,077
     Salaries and wages                       129,489          107,568          368,374          303,399
     Provision for doubtful accounts           29,080           22,926           80,193           59,309
     Depreciation and amortization             20,055           19,210           58,898           50,714
     Lease and rental expense                  10,041            9,441           28,469           28,419
     Interest expense, net                      4,566            5,223           14,906           15,843
                                           ----------       ----------       ----------       ----------
                                              340,498          282,495          964,046          787,761
                                           ----------       ----------       ----------       ----------

Income before income taxes                     21,879           17,499           82,327           60,828
Provision for income taxes                      8,060            6,214           30,071           21,826
                                           ----------       ----------       ----------       ----------


Net income                                 $   13,819       $   11,285       $   52,256       $   39,002
                                           ==========       ==========       ==========       ==========


Earnings per common
   and common share equivalents:           $     0.42       $     0.34       $     1.58       $     1.29
                                           ==========       ==========       ==========       ==========

Weighted average number of
   common shares and equivalents:              33,134           32,849           33,078           30,173
                                           ==========       ==========       ==========       ==========





  See accompanying notes to these condensed consolidated financial statements.



                          Page Three of Thirteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)


                                                            SEPTEMBER 30,     DECEMBER 31,
                                                            -------------     ------------
                                                                1997              1996
                                                                ----              ----
                                                             (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                               $     7,919        $       288
    Accounts receivable, net                                    166,750            145,364
    Supplies                                                     27,468             22,019
    Deferred income taxes                                         5,907             12,313
    Other current assets                                          7,885             13,969
                                                            -----------        -----------
          Total current assets                                  215,929            193,953
                                                            -----------        -----------

Property and equipment                                          936,497            839,564
Less: accumulated depreciation                                 (313,947)          (271,936)
                                                            -----------        -----------
                                                                622,550            567,628
Funds restricted for construction                                40,440              -----
                                                            -----------        -----------
                                                                662,990            567,628
                                                            -----------        -----------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                           148,229            150,336
    Deferred income taxes                                        11,284              9,993
    Deferred charges                                             11,606             11,237
    Other                                                        32,439             32,648
                                                            -----------        -----------
                                                                203,558            204,214
                                                            -----------        -----------
                                                            $ 1,082,477        $   965,795
                                                            ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                    $     5,239        $     6,866
    Accounts payable and accrued liabilities                    173,909            132,441
    Federal and state taxes                                       -----                772
                                                            -----------        -----------
          Total current liabilities                             179,148            140,079
                                                            -----------        -----------

Other noncurrent liabilities                                    120,305             97,102
                                                            -----------        -----------
Long-term debt, net of current maturities                       272,245            275,634
                                                            -----------        -----------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,060,929 shares
      outstanding in 1997, 2,060,929 in 1996                         21                 21
    Class B Common Stock, 30,080,995 shares
      outstanding in 1997, 29,816,153 in 1996                       301                298
    Class C Common Stock, 207,230 shares
      outstanding in 1997, 207,230 in 1996                            2                  2
    Class D Common Stock, 32,009 shares
      outstanding in 1997, 36,805 in 1996                         -----              -----
    Capital in excess of par, net of deferred
      compensation of $365,000 in 1997
      and $377,000 in 1996                                      199,848            194,308
    Retained earnings                                           310,607            258,351
                                                            -----------        -----------
                                                                510,779            452,980
                                                            -----------        -----------
                                                            $ 1,082,477        $   965,795
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

                          Page Four of Thirteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                         -------------
                                                                    1997              1996
                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  52,256        $  39,002
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                       58,898           50,714
   Provision for self-insurance reserves                             14,515           11,608
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                               (1,148)           9,282
   Accrued interest                                                  (3,179)          (3,504)
   Accrued and deferred income taxes                                  7,363            9,592
   Other working capital accounts                                    34,506           18,287
   Other assets and deferred charges                                   (464)          (7,015)
   Other                                                              5,088           (2,050)
   Payments made in settlement of self-insurance claims             (13,652)          (6,157)
                                                                  ---------        ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                         154,183          119,759
                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                           (103,703)         (79,187)
   Funds restricted for construction related to acquisition         (40,000)            ----
   Proceeds received from sale of minority interest                   4,000             ----
   Acquisition of business                                           (3,218)        (168,429)
   Notes receivable related to acquisitions                            ----           (7,000)
                                                                  ---------        ---------
  NET CASH USED IN INVESTING ACTIVITIES                            (142,921)        (254,616)
                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                                       (5,016)            ----
   Additional borrowings                                               ----           34,655
   Issuance of common stock                                           1,385          100,273
                                                                  ---------        ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (3,631)         134,928
                                                                  ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                 7,631               71
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          288               34
                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   7,919        $     105
                                                                  =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $  18,085        $  19,347
                                                                  =========        =========

  Income taxes paid, net of refunds                               $  22,708        $  12,456
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

(2)  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in May, 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for the three and nine months ended September 30, 1996 have been adjusted to reflect the two-for-one stock split.

The Financial Accounting Standards Board issued Statement 128, Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997. Pursuant to the provisions of Statement 128, the Company's basic earnings per share would have been $.43 and $.35 for the three month periods ended September 30, 1997 and 1996 and $1.62 and $1.33 for the nine months ended September 30, 1997 and 1996, respectively. The diluted earnings per share would have been $.42 and $.34 for the three month periods ended September 30, 1997 and 1996 and $1.58 and $1.29 for the nine months ended September 30, 1997 and 1996, respectively.

(3)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability, workers' compensation reserves and minority interest.

(4)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $13 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees.





                           Page Six of Thirteen Pages

(5) SUBSEQUENT EVENTS

Subsequent to September 30, 1997 the Company agreed in principle to form a limited liability company ("LLC") in Las Vegas, Nevada with Quorum Health Group, Inc. ("Quorum"). Pursuant to the preliminary terms of this newly created entity, the Company would contribute Valley Hospital Medical Center (a 417-bed acute care facility) and the newly constructed Summerlin Hospital (a 148-bed acute care facility) while Quorum would contribute cash and Desert Springs Hospital (a 241-bed acute care facility). The Company expects to own a 64% interest in the LLC and Quorum will own a 36% interest. Completion of this transaction, which is not expected to have a material effect on operating income, is subject to execution of a definitive agreement which is currently being negotiated. Pending satisfactory completion of an agreement, the Company will record this transaction using the purchase method of accounting and expects to record a significant gain which will be credited to equity in accordance with SEC Staff Accounting Bulletin Number 51. The Company expects this transaction to be completed during the fourth quarter of 1997.





                          Page Seven of Thirteen Pages

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

RESULTS OF OPERATIONS

Net revenues increased 21% or $62 million for the three months ended September 30, 1997 and 23% or $198 million for the nine months ended September 30, 1997, over the comparable prior year periods. Net revenues at hospital facilities owned during both periods increased $33 million or 11% and $80 million or 10% for the three and nine months ended September 30, 1997, respectively, over the comparable prior year periods. Also contributing to the increase in net revenues for the three and nine month periods was the acquisition of a 80% interest in a partnership which owns the operations of a 501-bed acute care facility located in Washington, DC (acquired during the third quarter of 1997) and contributing to the increase in net revenues for the nine month period were the acquisitions of a 357-bed medical complex located in Amarillo, Texas and four behavioral health centers located in Pennsylvania (all of which were acquired during the second quarter of 1996).

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (EBITDAR) increased 10% or $5 million for the three months ended September 30, 1997 and 19% or $29 million for the nine months ended September 30, 1997 as compared to the comparable prior year periods. Overall operating margins were 16% and 17% for the three months ended September 30, 1997 and 1996, respectively, and 18% for the nine months ended September 30, 1997 and 1996. The decrease in the overall operating margins during the 1997 third quarter as compared to the 1996 comparable quarter was due primarily to:
(i) lower operating margins generated at the operating entities of the medical complex in Summerlin, Nevada which opened during the fourth quarter of 1996 (outpatient surgery center, medical office building and radiation therapy center), and; (ii) lower operating margin generated at the 501-bed acute care facility located in Washington, DC in which the Company acquired an 80% interest in during the third quarter of 1997.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and women's center accounted for 85% of consolidated net revenues for the three month periods ended September 30, 1997 and 1996, and 85% and 86% of consolidated net revenues for the nine month periods ended September 30, 1997 and 1996, respectively. Net revenues at the Company's acute care hospitals owned during both periods increased 12% for the three months ended September 30, 1997 and 11% for the nine month period ended September 30, 1997, over the comparable prior year periods. Inpatient admissions at these facilities increased 8% and 5% for the three and nine month periods ended September 30, 1997 as compared to the comparable prior year periods, respectively. Patient days at the Company's acute care facilities owned during both periods increased 5% and 4% for the three and nine months ended September 30, 1997 over the comparable prior year periods, respectively. Outpatient activity at the Company's acute care hospitals continues to increase as gross outpatient revenues at the acute care facilities owned during both periods increased 12% for each of the three and nine month periods ended September 30, 1997 over the comparable prior year periods. Gross outpatient revenues comprised 27% of the Company's acute care gross patient revenues during the third quarters of 1997 and 1996 and 26% for the nine months ended September 30, 1997 as compared

                          Page Eight of Thirteen Pages
to 25% for the prior year nine month period. The increase is primarily the result of advances in medical technologies, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provider organizations (PPOs) and insurers to reduce hospital stays and provide
services, where possible, on a less expensive outpatient basis.   To
accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services.

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities accounted for 14% and 15% of the Company's consolidated net revenues for the three month periods ended September 30, 1997 and 1996, respectively, and 15% and 14% of consolidated net revenues for the nine month periods ended September 30, 1997 and 1996, respectively. Net revenues at the Company's behavioral health centers owned during both periods increased 5% and 1% for the three and nine month periods ended September 30, 1997 over the comparable prior year periods, respectively. Inpatient admissions at these facilities increased 12% and 8% during the three and nine month periods ended September 30, 1997 over the comparable prior year periods, respectively. Patient days at the Company's behavioral health services facilities increased 10% and 5% for the three and nine month periods ended September 30, 1997 over the comparable prior year periods, respectively. The average length of stay at these facilities were
12.0 days and 12.2 days for the quarters ended September 30, 1997 and 1996, respectively, and 11.9 days and 12.3 days for the nine month periods ended September 30, 1997 and 1996. The Company's behavioral health services facilities continue to experience pressure from payors to reduce the average length of stay as a large portion of the Company's behavioral health services'
revenues are reimbursed on a per diem basis.   The reduction in the average
length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services.

OTHER OPERATING RESULTS

Depreciation and amortization expense increased 4% or $800,000 for the three months ended September 30, 1997 and 16% or $8 million for the nine months ended September 30, 1997, over the comparable prior year periods due primarily to the acquisitions mentioned above.

Interest expense decreased $700,000 or 13% for the three month period ended September 30, 1997 and $1 million or 6% for the nine month period ended September 30, 1997 over the comparable prior year periods due primarily to lower average outstanding borrowings and the interest income generated on the $40 million project fund restricted for the construction of a replacement acute care facility in Washington, DC. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the 1996 acquisitions of a 357-bed medical complex in Amarillo, Texas and four behavioral health centers located in Pennsylvania.

The effective tax rate was 37% for each of the three and nine month periods ended September 30, 1997 and 36% for each of the three and nine month periods ended September 30, 1996.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 49% of the Company's net patient revenues for each of the three month periods ended September 30, 1997 and 1996 and 50% for each of the nine month periods ended September 30, 1997 and 1996, respectively. The Company expects the Medicare and Medicaid revenues to increase as a larger portion of the general population qualifies for coverage as a result of the aging of the population and expansion of state Medicaid programs. The Medicare

                          Page Nine of Thirteen Pages
program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities.

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

In addition to the trends described above that continue to have an impact on operating results, there are a number of other more general factors affecting the Company's business. In August 1997, a five year budget plan was approved which calls for a $115 billion reduction in the rate of increase in Medicare spending over the next five years. Included in this proposal is a $39 billion reduction in the future rate of increases to payments made to hospitals. No assurance can be given that the implementation of this plan will not have a material adverse effect on the Company's business. In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financials was an aggregate of $8.3 million and $4.7 million for the three month periods ended September 30, 1997 and 1996 and $24.7 million and $10.1 million for the nine months ended September 30, 1997 and 1996, respectively, received pursuant to the terms of these programs. These programs have been renewed and are scheduled to terminate in the third quarter of 1998. The Company cannot predict whether these programs will continue beyond the scheduled termination dates.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $154 million for the nine months ended September 30, 1997 and $120 million for the nine months ended September 30, 1996. The $34 million net increase during the 1997 nine month period as compared to the 1996 comparable period was due primarily to a $24 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization and provision for self-insurance reserves) and a $27 million increase in other net working capital changes partially offset by a $10 million increase in income tax payments and a $7 million increase in payments made in settlement of self-insurance reserves.

During the first nine months of 1997, the Company spent $104 million to finance capital expenditures including a total of $56 million on the construction of a new medical complex in Summerlin, Nevada (including a 148-bed acute care facility which opened in the fourth quarter of 1997) and a new 129-bed replacement facility in Edinburg, Texas which opened during the third quarter of 1997. The Company also reduced outstanding debt by $5 million.

During the nine months of 1997, Company entered into a new revolving credit agreement. The new agreement, which matures in July 2002, provides for up to $300 million of borrowing capacity. During the term of this agreement, the Company has the option to petition the banks to increase the borrowing capacity to $400 million. The agreement provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. As of September 30, 1997, the Company had $265 million of unused borrowing capacity available under the terms of its new revolving credit and existing commercial paper facilities.

                           Page Ten of Thirteen Pages

Subsequent to September 30, 1997, the Company entered into interest rate protection to fix the rate of interest on a notional principal amount of $50 million for a period of three years. The average fixed rate obtained through these interest rate swaps is 6.125% including the Company's current borrowing spread of .35%. The counterparty of these interest rate swaps has the right to terminate the swap after the second year. The Company also entered into $75 million of forward starting interest rate swaps starting in August, 2000 locking in a fixed rate of 7.09% through August, 2010.





                         Page Eleven of Thirteen Pages

                          PART II.  OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

    10.1 Deferred Compensation Plan for Universal Health Services Board of Directors.

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



                              Universal Health Services, Inc.
                                      (Registrant)





Date:  November 11, 1997      /s/ Kirk E. Gorman
                              ------------------------------------------
                              Kirk E. Gorman, Senior Vice President and
                              Chief Financial Officer


                              (Principal Financial Officer and
                               Duly Authorized Officer).





                        Page Thirteen of Thirteen Pages