Form 10-K
period 1997-12-31
UNIVERSAL HEALTH SERVICES INC
filed 1998-03-25
CIK 352915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM         TO
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

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
 CLASS B COMMON STOCK, $.01 PAR VALUE                REGISTERED
                                               NEW YORK STOCK EXCHANGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 1998, was 2,059,929, 30,148,102, 207,230, and 31,925, respectively.

The aggregate market value of voting stock held by non-affiliates at January 31, 1998 was $1,400,828,682. (For purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 (incorporated by reference under Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The principal business of Universal Health Services, Inc. (together with its subsidiaries, the "Company") is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. Presently, the Company operates 43 hospitals, consisting of 20 acute care hospitals, 20 behavioral health centers, and three women's centers, in Arkansas, California, the District of Columbia, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Missouri, Nevada, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Washington. The Company, as part of its Ambulatory Treatment Centers Division, owns outright, or in partnership with physicians, and operates or manages 22 surgery and radiation oncology centers located in 13 states.

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

  The Company is involved in continual development activities. Applications to state health planning agencies to add new services in existing hospitals are currently on file in states which require certificates of need (e.g., Washington, D.C.). Although the Company expects that some of these applications will result in the addition of new facilities or services to the Company's operations, no assurances can be made for ultimate success by the Company in these efforts.

RECENT AND PROPOSED ACQUISITIONS AND DEVELOPMENT ACTIVITIES

  In 1997, the Company proceeded with its development of new facilities and consummated a number of acquisitions.

  In July 1997, the Company acquired an 80% interest in a partnership with George Washington University, which owns and operates The George Washington University Hospital, a 501 bed acute care teaching hospital located in Washington, D.C. The Company has agreed to construct a 400 bed acute care replacement facility which is scheduled to be completed in 2001.

  During the third and fourth quarters of 1997, the Company spent a total of $71 million for the construction of various new facilities. In August, the 129 bed Edinburg Regional Medical Center located in Edinburg, Texas opened. A Centralized Administrative Services Building for both Edinburg Regional Medical Center and McAllen Medical Center in McAllen, Texas also became operational.

  Two newly constructed specialized women's health centers, Renaissance Women's Center of Austin located in Austin, Texas, and Lakeside Women's Center located in Oklahoma City, Oklahoma were opened. The Company owns various equity interests in the limited liability companies which own and operate these facilities. A newly constructed medical complex located in Las Vegas, Nevada, which includes the 148 bed acute care facility, Summerlin Hospital Medical Center, was also opened.

  The Company also selectively expanded its operations at certain of its existing facilities: Valley Hospital Medical Center in Las Vegas, Nevada opened its new 19 bed Neonatal Intensive Care Unit; a major expansion of the ICU/CCU unit at Northwest Texas Healthcare System in Amarillo, Texas was completed; McAllen Medical Center in McAllen, Texas opened a new outpatient diagnostic unit; a new outpatient surgery facility was opened at Victoria Regional Medical Center in Victoria, Texas; and the former Edinburg Hospital building in Edinburg, Texas was renovated and opened as the 40 bed UHS Rehabilitation Pavilion, and the 40 bed Lifecare long-term acute care hospital.

  In January 1998, the Company acquired three hospitals in Puerto Rico for an aggregate purchase price of $186 million. The hospitals acquired are Hospital San Pablo in Bayamon (430 beds), Hospital San Francisco in Rio Piedras (160 beds), and Hospital San Pablo del Este in Fajardo (180 beds).

  Effective February 1, 1998, the Company finalized its joint venture with Quorum Health Group, Inc., which created a regional healthcare system owned by the Company and Quorum by combining the Company's Valley and Summerlin hospitals with Quorum's 241 bed Desert Springs Hospital, all of which are now managed by the Company.

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

                             1997     1996     1995     1994     1993
                            -------  -------  -------  -------  -------
Average Licensed Beds:
  Acute Care Hospitals....    3,389    3,018    2,638    2,398    2,548
  Behavioral Health Cen-
   ters...................    1,777    1,565    1,238    1,145    1,134
Average Available Beds(1):
  Acute Care Hospitals....    2,951    2,641    2,340    2,099    2,213
  Behavioral Health Cen-
   ters...................    1,762    1,540    1,223    1,142    1,132
Admissions:
  Acute Care Hospitals....  128,020  111,244   91,298   75,923   73,378
  Behavioral Health Cen-
   ters...................   28,350   22,295   15,329   13,033   11,627
Average Length of Stay
 (Days):
  Acute Care Hospitals....      4.8      4.9      5.1      5.2      5.4
  Behavioral Health Cen-
   ters...................     11.9     12.4     12.8     13.8     15.8
Patient Days(2):
  Acute Care Hospitals....  618,613  546,237  462,054  394,490  396,135
  Behavioral Health Cen-
   ters...................  337,843  275,667  195,961  179,821  184,263
Occupancy Rate--Licensed
 Beds(3):
  Acute Care Hospitals....       50%      50%      48%      45%      43%
  Behavioral Health Cen-
   ters...................       52%      48%      43%      43%      45%
Occupancy Rate--Available
 Beds(3):
  Acute Care Hospitals....       57%      57%      54%      51%      49%
  Behavioral Health Cen-
   ters...................       53%      49%      44%      43%      45%

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

  McAllen Medical Center in McAllen, Texas contributed 13% in 1997, 15% in 1996 and 20% in 1995, of the Company's net revenues and 22% in 1997, 27% in 1996 and 37% in 1995, of the Company's operating income (net revenues less operating expenses, salaries and wages, provision for doubtful accounts and allocation of corporate overhead expense) ("operating income"). Valley Hospital Medical Center in Las Vegas, Nevada contributed 12% in 1997, 13% in 1996 and 18% in 1995, of the Company's net revenues and 17% in 1997, 17% in 1996 and 25% in 1995, of the Company's operating income. Northwest Texas Healthcare System ("Northwest Texas") in Amarillo, Texas, which was acquired by the Company in May, 1996, contributed 12% in 1997, and 8% in 1996, of the Company's net revenues and 12% in 1997 and 7% in 1996, of the Company's operating income.

  The following table shows approximate percentages of net patient revenue derived by the Company's hospitals owned as of December 31, 1997 since their respective dates of acquisition by the Company from third party sources, including the special Medicaid reimbursements received at three of the Company's acute care facilities located in Texas and one in South Carolina totaling $33.4 million in 1997, $17.8 million in 1996, $12.6 million in 1995, $12.7 million in 1994, and $13.5 million in 1993, and from all other sources during the five years ended December 31, 1997.

                                       PERCENTAGE OF NET PATIENT REVENUES
                                       --------------------------------------
                                        1997    1996    1995    1994    1993
                                       ------  ------  ------  ------  ------
Third Party Payors:
  Medicare............................   35.6%   35.6%   35.1%   32.5%   31.8%
  Medicaid............................   14.5%   15.3%   13.7%   13.4%   12.2%
                                       ------  ------  ------  ------  ------
  TOTAL...............................   50.1%   50.9%   48.8%   45.9%   44.0%
Other Sources (including patients and
 private insurance carriers)..........   49.9%   49.1%   51.2%   54.1%   56.0%
                                       ------  ------  ------  ------  ------
                                          100%    100%    100%    100%    100%

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

  The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions will be utilized. One of two methodologies will apply during the 10-year transition period: if the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital will be paid on the basis of a "hold harmless" methodology, which is a blend of a portion of old capital and an amount of new capital and a prospectively determined national federal capital rate; or, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital will receive payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and a prospectively determined national federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for all of the Company's hospitals, is the year ended December 31, 1990. All of the Company's hospitals are paid under the "'hold harmless" methodology except for one hospital, which is paid under the "fully prospective" methodology. Updated amounts and factors necessary to determine PPS rates for Medicare hospital inpatient services for operating costs and capital related costs are published annually and were last published on August 29, 1997. This latest update implemented changes mandated by the Balanced Budget Act of 1997, which called for a zero percent cost of living update factor for FY 1998.

  The Company can provide no assurances that the reductions in the PPS update will not adversely affect its operations. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay judgments and number and type of tests and procedures ordered. A hospital's ability to control or influence these factors which affect costs is, in many cases, limited.

  In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. The Balanced Budget Act of 1997, enacted on August 5, 1997, calls for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also calls for reductions in the future rate of increases to payments made to hospitals and reduces the amount of reimbursement for outpatient services, bad debt expense and capital costs. Both Republicans and Democrats appear to be working towards a balanced budget by the year 2002, and it is likely that future budgets will contain certain further reductions in the rate of increase of Medicare and Medicaid spending. There can be no assurance that these and future reductions will not have a material adverse effect on the Company's business.

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

  In 1991, the Texas legislature authorized the LoneSTAR Health Initiative (now known as the STAR program), a pilot program in two areas of the state to establish a health care delivery system based on managed care principles. In 1995, the Texas Health and Human Services Commission ("HHSC") was authorized to develop a statewide system to restructure the delivery of health care services provided under the Medicaid program to incorporate managed care delivery systems. Texas requested a waiver of many Medicaid program requirements from HCFA, which denied the initial request. HHSC is seeking approval of a revised waiver request. Meanwhile, HHSC continues to implement managed care pilot programs in various geographic areas of Texas. The Company is unable to predict whether Texas will be granted such waivers or the effect on the Company's business of such waivers.

  Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $33.4 million in 1997, $17.8 million in 1996, and $12.6 million in 1995 received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1998, and the Company cannot predict whether these programs will continue beyond their scheduled termination date. The termination of these programs or further changes in the Medicare and Medicaid programs could have a material adverse effect on the Company.


  The federal self-referral and payment prohibitions (codified in 42 U.S.C.
Section 1395nn, Section 1877 of the Social Security Act) generally forbid, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services," for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." The legislation was effective January 1, 1992 for clinical laboratory services ("Stark I") and January 1, 1995 for ten other designated health services ("Stark II"). A "financial relationship" under Stark I and II includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. The legislation contains certain exceptions including, for example, where the referring physician has an ownership interest in a hospital as a whole or where the physician is an employee of an entity to which he or she refers. The Stark I and II self-referral and payment prohibitions include specific reporting requirements providing that each entity providing covered items or services must provide the Secretary with certain information concerning its ownership, investment, and compensation arrangements. In August 1995, HCFA published a final rule regarding physician self-referrals for clinical lab services. On January 9, 1998, HCFA published a proposed rule regarding physician self referrals for the ten other designated health services. A final rule for Stark II remains in the planning stages.

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

  The Company does not anticipate that either the Stark provisions or the safe harbor regulations to the federal anti-kickback statute will have material adverse effects on its operations.

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

MEDICAL STAFF AND EMPLOYEES

  The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. Each of the Company's hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital. The Company's facilities had approximately 17,800 employees at December 31, 1997, of whom 12,694 were employed full-time.

  Six Hundred Twenty-Two (622) of the Company's employees at four of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Registered nurses at Auburn Regional Medical Center located in Washington State, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at HRI Hospital in Boston are represented by the Service Employees International Union. All full-time and regular part-time professional employees of La Amistad Residential Treatment Center in Maitland, Florida are represented by the United Nurses of Florida/United Health Care Employees Union. The Company believes that its relations with its employees are satisfactory.

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

LIABILITY INSURANCE

  Effective January 1, 1998, the Company is covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $4 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. During 1996 and 1997, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers.

RELATIONS WITH UNIVERSAL HEALTH REALTY INCOME TRUST

  The Company serves as advisor to Universal Health Realty Income Trust ("UHT"), which leases to the Company the real property of 7 facilities operated by the Company. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of January 31, 1998, the Company owned 8% of UHT's outstanding shares and the Company currently has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

 NAME AND AGE                                  PRESENT POSITION WITH THE COMPANY
 ------------                                  ---------------------------------
Alan B. Miller (60)....................... Director, Chairman of the Board,
                                           President and Chief Executive Officer
Kirk E. Gorman (47)....................... Senior Vice President and Chief
                                           Financial Officer
Michael G. Servais (51)................... Senior Vice President
Richard C. Wright (50).................... Vice President
Thomas J. Bender (45)..................... Vice President
Steve G. Filton (40)...................... Vice President and Controller
Sidney Miller (71)........................ Director and Secretary

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

FACILITIES

  The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of beds, for each of the Company's facilities:

                             ACUTE CARE HOSPITALS

                                                            NUMBER   OWNERSHIP
NAME OF FACILITY           LOCATION                         OF BEDS   INTEREST
----------------           --------                         -------  ---------
Aiken Regional Medical
 Centers.................  Aiken, South Carolina              225      Owned
Auburn Regional Medical
 Center..................  Auburn, Washington                 149      Owned
Chalmette Medical
 Center(1)...............  Chalmette, Louisiana               118      Leased
Desert Springs
 Hospital(2).............  Las Vegas, Nevada                  241      Owned
Doctors' Hospital of
 Shreveport(3)...........  Shreveport, Louisiana              136      Leased
Edinburg Regional Medical
 Center..................  Edinburg, Texas                    129      Owned
The George Washington
 University Hospital(4)..  Washington, D.C.                   501      Owned
Hospital San Francisco...  Rio Piedras, Puerto Rico           160      Owned
Hospital San Pablo.......  Bayamon, Puerto Rico               430      Owned
Hospital San Pablo del
 Este....................  Fajardo, Puerto Rico               180      Owned
Inland Valley Regional
 Medical Center(1).......  Wildomar, California                80      Leased
Manatee Memorial
 Hospital................  Bradenton, Florida                 512      Owned
McAllen Medical
 Center(1)...............  McAllen, Texas                     490      Leased
Northern Nevada Medical
 Center(4)...............  Sparks, Nevada                     100      Owned
Northwest Texas
 Healthcare System.......  Amarillo, Texas                    357      Owned
River Parishes
 Hospitals(5)............  LaPlace and Chalmette, Louisiana   175   Leased/Owned
Summerlin Hospital
 Medical Center(2).......  Las Vegas, Nevada                  148      Owned
Valley Hospital Medical
 Center(2)...............  Las Vegas, Nevada                  417      Owned
Victoria Regional Medical
 Center..................  Victoria, Texas                    147      Owned
Wellington Regional
 Medical Center(1).......  West Palm Beach, Florida           120      Leased

                           BEHAVIORAL HEALTH CENTERS

                                                            NUMBER   OWNERSHIP
NAME OF FACILITY           LOCATION                         OF BEDS   INTEREST
----------------           --------                         -------  ---------
The Arbour Hospital......  Boston, Massachusetts              118      Owned
The BridgeWay(1).........  North Little Rock, Arkansas         70      Leased
Clarion Psychiatric
 Center..................  Clarion, Pennsylvania               52      Owned
Del Amo Hospital.........  Torrance, California               166      Owned
Forest View Hospital.....  Grand Rapids, Michigan              62      Owned
Fuller Memorial
 Hospital................  South Attleboro, Massachusetts      82      Owned
Glen Oaks Hospital.......  Greenville, Texas                   54      Owned
The Horsham Clinic.......  Ambler, Pennsylvania               146      Owned
HRI Hospital.............  Brookline, Massachusetts            68      Owned
KeyStone Center(6).......  Wallingford, Pennsylvania          100      Owned
La Amistad Residential
 Treatment Center........  Maitland, Florida                   56      Owned
The Meadows Psychiatric
 Center..................  Centre Hall, Pennsylvania          101      Owned

                                                              NUMBER  OWNERSHIP
NAME OF FACILITY                   LOCATION                   OF BEDS INTEREST
----------------                   --------                   ------- ---------
Meridell Achievement Center(1).... Austin, Texas                114    Leased
The Pavilion...................... Champaign, Illinois           46     Owned
River Crest Hospital.............. San Angelo, Texas             80     Owned
River Oaks Hospital............... New Orleans, Louisiana       126     Owned
Roxbury(6)........................ Shippensburg, Pennsylvania    75     Owned
Timberlawn Mental Health System... Dallas, Texas                124     Owned
Turning Point Care Center(6)...... Moultrie, Georgia             59     Owned
Two Rivers Psychiatric Hospital... Kansas City, Missouri         80     Owned

                          AMBULATORY SURGERY CENTERS

   NAME OF FACILITY(7)                                         LOCATION
   -------------------                                         --------
   Arkansas Surgery Center of Fayetteville............ Fayetteville, Arkansas
   Corona Outpatient Surgery Center................... Corona, California
   Goldring Surgical and Diagnostic Center............ Las Vegas, Nevada
   M.D. Physicians Surgicenter of Midwest City........ Midwest City, Oklahoma
   Outpatient Surgical Center of Ponca City........... Ponca City, Oklahoma
   St. George Surgical Center......................... St. George, Utah
   Hope Square Surgery Center......................... Rancho Mirage, California
   Surgery Center of Littleton........................ Littleton, Colorado
   Surgery Center of Springfield...................... Springfield, Missouri
   Surgical Center of New Albany...................... New Albany, Indiana
   Surgery Center of Waltham.......................... Waltham, Massachusetts

                          RADIATION ONCOLOGY CENTERS

   NAME OF FACILITY                                            LOCATION
   ----------------                                            --------
   Auburn Regional Center for Cancer Care............. Auburn, Washington
   Bluegrass Cancer Center(8)......................... Frankfort, Kentucky
   Bowling Green Radiation Therapy(8)................. Bowling Green, Kentucky
   Cancer Institute of Nevada......................... Las Vegas, Nevada
   Carolina Cancer Center............................. Aiken, South Carolina
   Columbia Radiation Oncology Center................. Washington, D.C.
   Danville Radiation Therapy Center(8)............... Danville, Kentucky
   Glasgow Radiation Therapy(8)....................... Glasgow, Kentucky
   Louisville Radiation Oncology Center(8)............ Louisville, Kentucky
   Madison Radiation Therapy(9)....................... Madison, Indiana
   Southern Indiana Radiation Therapy(9).............. Jeffersonville, Indiana

                      SPECIALIZED WOMEN'S HEALTH CENTERS

   NAME OF FACILITY                                            LOCATION
   ----------------                                            --------
   Renaissance Women's Center of Edmond(10)........... Edmond, Oklahoma
   Renaissance Women's Center of Austin(10)........... Austin, Texas
   Lakeside Women's Center(10)........................ Oklahoma City, Oklahoma

--------
(1) Real property leased from UHT.
(2) Desert Springs Hospital, Summerlin Hospital Medical Center and Valley Hospital Medical Center are owned by a limited liability company in which the Company has a 72.5% interest and Quorum's subsidiary, NC-DSH, Inc., has a 27.5% interest. All hospitals are managed by the Company.
(3) Real property leased with an option to purchase.

 (4) General partnership interest in limited partnership.
 (5) Includes Chalmette Hospital, a 118-bed rehabilitation facility. The Company owns the LaPlace real property and leases the Chalmette real property from UHT.
 (6) Addictive disease facility.
 (7) Each facility other than Goldring Surgical and Diagnostic Center is owned in partnership form with the Company owning general and limited partnership interests in a limited partnership. The real property is leased from third parties.
 (8) Managed Facility. A partnership, in which the Company is the general partner, owns the real property.
 (9) A partnership, in which the Company is the general partner, owns the real property.
(10) Membership interest in limited liability company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  See Item 6, Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31
                          -----------------------------------------------------------------------------------------------
                                 1997               1996                1995                1994               1993
                          ------------------  -----------------  ------------------  ------------------  ----------------
SUMMARY OF OPERATIONS
 Net revenues...........  $    1,442,677,000  $   1,174,158,000  $      919,193,000  $      773,475,000  $    753,784,000
 Net income.............  $       67,276,000  $      50,671,000  $       35,484,000  $       28,720,000  $     24,011,000
 Net margin.............                 4.7%               4.3%                3.9%                3.7%              3.2%
 Return on average
  equity................                13.5%              13.0%               12.4%               11.8%             11.2%
FINANCIAL DATA
 Cash provided by
  operating activities..  $      173,499,000  $     145,256,000  $       91,749,000  $       60,624,000  $     84,640,000
 Capital
  expenditures(1).......  $      132,258,000  $     107,630,000  $       65,695,000  $       48,652,000  $     52,690,000
 Total assets...........  $    1,085,349,000  $     965,795,000  $      748,051,000  $      521,492,000  $    460,422,000
 Long-term borrowings...  $      272,466,000  $     275,634,000  $      237,086,000  $       85,125,000  $     75,081,000
 Common stockholders'
  equity................  $      526,607,000  $     452,980,000  $      297,700,000  $      260,629,000  $    224,488,000
 Percentage of total
  debt to total
  capitalization........                  35%                38%                 45%                 26%               26%
OPERATING DATA
 Average licensed beds..               5,166              4,583               3,876               3,543             3,682
 Average available
  beds..................               4,713              4,181               3,563               3,241             3,345
 Hospital admissions....             156,370            133,539             106,627              88,956            85,005
 Average length of
  patient stay..........                 6.1                6.2                 6.2                 6.5               6.8
 Patient days...........             956,456            821,904             658,015             574,311           580,398
 Occupancy rate for
  licensed beds.........                  51%                49%                 47%                 44%               43%
 Occupancy rate for
  available beds........                  56%                54%                 51%                 49%               48%
PER SHARE DATA
 Net income--basic(2)...              $ 2.08             $ 1.69              $ 1.28              $ 1.03            $ 0.89
 Net income--
  diluted(2)............              $ 2.03             $ 1.65              $ 1.26              $ 1.01            $ 0.86
OTHER INFORMATION
 Weighted average number
  of shares
  outstanding--
  basic(2)..............          32,321,000         30,054,000          27,691,000          27,972,000        27,085,000
 Weighted average number
  of shares and share
  equivalents
  outstanding--
  diluted(2)............          33,098,000         30,798,000          28,103,000          28,775,000        29,628,000
COMMON STOCK PERFORMANCE
 Market price of common
  stock
 High--Low, by
  quarter(3)
 1st....................  $34 5/8 -$27 7/8    $26 7/8-$21 11/16  $13      -$11 3/8   $13 5/16-$9 5/8     $8      -$6 5/16
 2nd....................  $40 1/2 -$31 5/8    $30 1/8-$24 3/8    $14 13/16-$12 7/16  $13 7/16-$11 1/4    $8 1/8  -$6 1/2
 3rd....................  $47 1/16-$39 1/16   $27 1/4-$22 3/4    $17 11/16-$14       $14 3/4 -$12 15/16  $8 1/2  -$7 1/4
 4th....................  $50 3/8 -$40 11/16  $29 1/4-$24 1/2    $22 3/16 -$16 1/8   $14 1/16-$10 11/16  $10 5/16-$8 5/16

--------
(1) Amount includes non-cash capital lease obligations.
(2) In April 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in May 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split. The 1994 and 1993 diluted earnings per share and diluted average number of shares outstanding have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the diluted number of shares outstanding by 902,466.
(3) These prices are the high and low closing sales prices of the Company's Class B Common Stock as reported by the New Yok Stock Exchange (all periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in May 1996). Class A, C and D common stock are convertible on a share-for-share basis into Class B Common Stock.

NUMBER OF SHAREHOLDERS OF RECORD AS OF JANUARY 31, 1998, WERE AS FOLLOWS:

-------------------
Class A Common    9
Class B Common  574
Class C Common    7
Class D Common  266
-------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
CONDITION

RESULTS OF OPERATIONS

  Net revenues increased 23% to $1.4 billion in 1997 as compared to 1996 and 28% to $1.2 billion in 1996 as compared to 1995. The $269 million increase in net revenues during 1997 as compared to 1996 was due primarily to: (i) revenue growth at acute care facilities owned during both years ($100 million); (ii) the acquisition during the third quarter of 1997 of an 80% interest in a partnership which owns a 501-bed acute care hospital located in Washington, DC ($59 million), and; (iii) the acquisitions of a 357-bed medical complex located in Amarillo, Texas during the second quarter of 1996 and five behavioral health centers located in Pennsylvania and Texas during the second and third quarters of 1996 ($82 million). The $255 million increase in net revenues during 1996 as compared to 1995 was due primarily to the 1996 acquisitions mentioned above ($136 million), a 225-bed and a 512-bed acute care facility, both of which were acquired during the third quarter of 1995, net of the effects of three acute care facilities divested during 1995 (net increase of $86 million) and revenue growth at acute care facilities owned during both years ($23 million).

  Earnings before interest, income taxes, depreciation, amortization, lease and rental expense and nonrecurring transactions (EBITDAR) increased to $244 million in 1997 from $215 million in 1996 and $163 million in 1995. Overall operating margins were 16.9% in 1997, 18.3% in 1996 and 17.8% in 1995. The decrease in the Company's overall operating margin in 1997 as compared to 1996 was due primarily to losses incurred at the 501-bed acute care facility of which the Company acquired an 80% interest in during the third quarter of 1997, the opening of a newly constructed 129-bed acute care facility located in Edinburg, Texas during the third quarter of 1997 and the opening of a newly constructed 148-bed acute care facility in Summerlin, Nevada which opened during the fourth quarter of 1997. The improvement in the Company's overall operating margin in 1996 as compared to 1995 was due to improvement in operating margins at acute care hospitals and behavioral health centers owned during both years and due to the 1995 results including losses sustained at three acute care facilities divested during 1995.

ACUTE CARE SERVICES

  Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 85%, 85% and 86% of consolidated net revenues in 1997, 1996 and 1995, respectively. Net revenues at the Company's acute care facilities owned in both 1997 and 1996 increased 10% in 1997 as compared to 1996 due primarily to an increase in admissions and patient days at these facilities. Each of the Company's acute care facilities owned in both years experienced an increase in admissions in 1997 as compared to 1996 which amounted to a 5% increase in admissions for the acute care division in 1997 as compared to 1996. Patient days at these facilities increased 4% in 1997 as compared to 1996 while the average length of stay at these facilities decreased to 4.8 days in 1997 compared to 4.9 days in 1996. Net revenues at the Company's acute care facilities owned in both 1996 and 1995 increased 4% in 1996 as compared to 1995. Admissions at the Company's acute care facilities owned in both 1996 and 1995 increased 2% while patient days at these facilities decreased 3% due to a decrease in the average length of stay to 4.9 days in 1996 as compared to 5.1 days in 1995.

  The decrease in the average length of stay at the Company's facilities during the past three years was due primarily to improvement in case management of Medicare and Medicaid patients and an increasing shift of patients into managed care plans which generally have lower lengths of stay. The increase in net revenues at the Company's acute care facilities was caused primarily by an increase in inpatient admissions and an increase in outpatient activity. Outpatient activity continues to increase as gross outpatient revenues at the Company's acute care facilities owned in both 1997 and 1996 increased 10% in 1997 as compared to 1996 and comprised 26% of the Company's gross patient revenues in 1997 as compared to 25% in 1996. Gross outpatient revenues at the Company's acute care facilities owned in both 1996 and 1995 increased 12% in 1996 as compared to 1995 and comprised 25% of gross patient revenues in 1996 as compared to 23% in 1995.

  The increase in outpatient revenues is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, health maintenance organizations (HMOs), preferred provided organizations (PPOs) and insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

  To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Additionally, the Company has invested in the acquisition and development of outpatient surgery centers, radiation therapy centers and specialized women's health centers. As of December 31, 1997, the Company operated or managed twenty-five outpatient surgery, radiation and specialized women's health centers which generated net revenues of $38 million in 1997, $32 million in 1996 and $23 million in 1995. The Company expects the growth in outpatient services to continue, although the rate of growth may be moderated in the future.

  The Company's acute care division generated operating margins (EBITDAR) of 21.3% in 1997, 22.8% in 1996 and 21.7% in 1995. The decrease in the Company's acute care division's operating margin in 1997 as compared to 1996 was due primarily to: (i) losses incurred at the 501-bed acute care facility of which the Company acquired an 80% interest in during the third quarter of 1997; (ii) the opening of a newly constructed 129-bed acute care facility located in Edinburg, Texas during the third quarter of 1997, and; (iii) the opening of a newly constructed 148-bed acute care facility in Summerlin, Nevada which opened during the fourth quarter of 1997. The improvement in the acute care division's operating margin in 1996 as compared to 1995 was primarily the result of the divestiture of three low margin acute care facilities during 1995 and operating margin improvement at an acute care facility acquired during 1994.

  The Company's facilities continue to experience a shift in payor mix resulting in an increase in revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. In response to increased pressure on revenues, the Company continues to implement cost control programs at its facilities including more efficient staffing standards and re-engineering of services. On a same store basis, operating margins at the Company's acute care facilities owned in both 1997 and 1996 were 23.0% and 22.8%, respectively. Operating margins at the Company's facilities owned in both 1996 and 1995 were 23.8% and 23.5%, respectively. The Company has also implemented cost control measures at its newly acquired facilities in an effort to improve operating margins at these facilities from their pre-acquisition levels. Pressure on operating margins is expected to continue due to the industry-wide trend away from charge based payors which limits the Company's ability to increase its prices.

BEHAVIORAL HEALTH SERVICES

  Net revenues from the Company's behavioral health facilities accounted for 14% of consolidated net revenues in 1997 and 1996 and 13% of consolidated net revenues in 1995. Net revenues at the Company's behavioral health facilities owned in both 1997 and 1996 increased 3% in 1997 as compared to 1996. Admissions at these facilities increased 8% in 1997 as compared to 1996. Patient days at the Company's behavioral health facilities owned during both years increased 4% in 1997 as compared to 1996 and the average length of stay decreased 4% to 11.9 days in 1997 as compared to 12.4 days in 1996. Net revenues at the Company's behavioral health facilities owned in both 1996 and 1995 decreased 1% in 1996 as compared to 1995. Admissions at these facilities increased 6% in 1996 as compared to 1995 while patient days decreased 1% in 1996 as compared to 1995 due to a 6% decrease in the average length of stay to 12.0 days in 1996 compared to 12.8 days in 1995.

  The reduction in the average length of stay during the last three years is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by continuing to develop and market new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned in both 1997 and 1996 increased 24% in 1997 as compared to 1996 and comprised 20% of gross patient revenues in 1997 as compared to 18% in 1996. Gross outpatient revenues at the Company's behavioral health services facilities owned in both 1996 and 1995 increased 20% in 1996 as compared to 1995 and comprised 18% of gross patient revenues in 1996 as compared to 16% in 1995.

  The Company's behavioral health services division generated operating margins (EBITDAR) of 17.2% in 1997, 18.0% in 1996 and 18.1% in 1995. On a same facility basis, operating margins at the Company's behavioral health services facilities owned in both 1997 and 1996 were 18.9% and 19.3%, respectively. The decline in operating margins in 1997 as compared to 1996 was caused primarily by the continued reduction in the length of stay and pricing pressures caused by the increasing shift toward managed care payors. Operating margins at the Company's behavioral health facilities owned in both 1996 and 1995 were 19.4% and 19.2%, respectively. Despite the decline in the average length of stay, the EBITDAR margins within the Company's behavioral health services division increased during 1996 as compared to 1995 due primarily to a slight increase in prices and cost controls implemented in response to the managed care environment.

OTHER OPERATING RESULTS

  Depreciation and amortization expense increased $8.8 million to $80.7 million in 1997 as compared to $71.9 million in 1996. The increase was due primarily to the opening of two newly constructed acute care facilities during the third and fourth quarters of 1997 and the acquisitions of an acute care facility and five behavioral health centers during the second and third quarters of 1996. Depreciation and amortization expense increased $20.6 million to $71.9 million in 1996 as compared to $51.4 million in 1995 due primarily to the Company's 1996 acquisitions mentioned above and the 1995 acquisitions of a 225-bed facility and a 512-bed acute care facility, both of which were acquired during the third quarter of 1995.

  Interest expense decreased $1.9 million to $19.4 million in 1997 as compared to $21.3 million in 1996 due primarily to a slight reduction in the average outstanding borrowings and the $1 million of interest income earned during 1997 on the $40 million investment of funds restricted for construction for a new acute care facility in Washington, DC. Interest expense increased $10.1 million in 1996 as compared to 1995 due primarily to the increased borrowings related to the purchase of the 357-bed medical complex acquired during the second quarter of 1996, the five behavioral health centers acquired during the second and third quarters of 1996 and a full year of interest expense on the increased borrowings used to finance the acquisition of the two acute care hospitals acquired during the third quarter of 1995. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the 1996 purchase transactions mentioned above while the excess of the purchase price over the net proceeds ($69 million) were financed with operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities.

  During 1996, the Company recorded $4.1 million of nonrecurring charges which consisted of a $2.9 million loss recorded on the anticipated divestiture of an ambulatory treatment center and a $1.2 million charge recorded to fully reserve the carrying value of a behavioral health center owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease agreement. During 1995, the

Company recorded $11.6 million of nonrecurring charges which consisted of: (i) a $14.2 million pre-tax charge due to impairment of long-lived assets; (ii) a $2.7 million loss on a disposal of two acute care facilities which were exchanged along with $44 million of cash for a 225-bed acute care hospital, and; (iii) a $5.3 million pre-tax gain realized on the sale of a 202-bed acute care hospital which was divested during the fourth quarter of 1995 for cash proceeds of $19.5 million.

  During 1995, in conjunction with the development of the Company's operating plan and 1996 budget, management assessed the competitive position of each facility within the portfolio and estimated future cash flows expected from each facility. As a result, the Company recorded a $14.2 million pre-tax charge during 1995 to write-down the carrying value of certain intangible and tangible assets at certain facilities. In measuring the impairment loss, the Company estimated fair value by discounting expected future cash flows from each facility using the Company's internal hurdle rate. The impairment loss related primarily to four facilities in the Company's behavioral health services division and three facilities in its ambulatory treatment center division. Within the behavioral health services division, the impact of managed care was most dramatically felt at the Company's two free standing chemical dependency and two residential treatment centers. Due to increased penetration of managed care payors, changes in CHAMPUS regulations and decreases in admissions, patient days and length of stay at these four facilities, management of the Company determined that profit margins had been permanently impaired. Within the Company's ambulatory treatment center division, three centers are located in highly competitive markets which have become heavily penetrated with managed care. As a result, these ambulatory treatment centers experienced decreases in net revenues per case and case volumes which resulted in permanent impairment of carrying value. During the fourth quarter of 1996, the Company recorded a $2.9 million charge to write-down the carrying value of one of these ambulatory treatment centers which was divested in 1997. This divestiture had no material impact on the 1997 financial statements.

  The effective tax rate was 36.5%, 36.7% and 33.0% in 1997, 1996 and 1995, respectively. The effective rate was lower in 1995 as compared to 1997 and 1996 due to 1995 including the deductibility of previously non-deductible goodwill amortization resulting from the sale of three acute care hospitals in 1995.

GENERAL TRENDS

  An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 50%, 51% and 49% of the Company's net patient revenues during 1997, 1996 and 1995, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there will be no increases in the rates paid to hospitals for inpatient care through September 30, 1998. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. The Company does not expect the changes mandated by the 1997 Act to have a material adverse effect on the results of operations. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact upon the Company's results of operations and the healthcare industry.

  In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursements from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $33.4 million in 1997, $17.8 million in 1996 and $12.6 million in 1995 received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1998 and the Company cannot predict whether these programs will continue beyond their scheduled termination date. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

  Effective January 1, 1998, the Company is covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $4 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. During 1996 and 1997, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers.

  The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. In 1997, the Company began establishing processes for evaluating and managing the risks and costs associated with this issue. These processes include arrangements with the Company's major outsourcing vendor to modify its computer system programming to allow for year 2000 processing capability. Such modifications are expected to be completed by the end of 1998. Anticipated spending for these modifications has been and will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations. The Company also expects that certain medical and related equipment that cannot be made year 2000 compliant will need to be replaced, but does not expect the cost of such replacement to be material.

EFFECTS OF INFLATION AND CHANGING PRICES

  The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are supply costs which tend to escalate as vendors pass on the rising costs through price increases. Inflation has not had a material impact on the results of operations during the last three years. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted, that, in certain cases, limit the Company's ability to increase prices. Under the terms of the Balanced Budget Act of 1997, there will be no increases in the rates paid to hospitals for inpatient care through September 30, 1998. In addition, as a result of increasing regulatory and competitive pressures, the Company's ability to maintain margins through price increases to non-Medicare patients is limited.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $173 million in 1997, $145 million in 1996 and $92 million in 1995. The $28 million increase in 1997 as compared to 1996 was primarily attributable to a $25 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization, provision for self-insurance reserves and other non-cash charges) and a $20 million increase in other net working capital changes partially offset by a $9 million increase in income tax payments and an $8 million increase in payments made in settlement of self-insurance claims. The $53 million increase in 1996 as compared to 1995 was primarily attributable to a $30 million increase in net income plus the addback of non-cash charges (depreciation, amortization, provision for self-insurance reserves and other non-cash charges) and a $25 million decrease in the payment of income taxes. During each of the last three years, the net cash provided by operating activities substantially exceeded the scheduled maturities of long-term debt.

  During the first quarter of 1998, the Company completed its acquisition of three acute care hospitals located in Puerto Rico for a combined purchase price of $186 million. The hospitals acquired are located in Bayamon (430-beds), Rio Piedras (160-beds) and Fajardo (180-beds). These acquisitions were financed with funds borrowed under the Company's revolving credit facility. Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital Medical Center, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility and $23 million of cash to the LLCs. As a result of this partial sale transaction, the Company expects to record a pre-tax gain of approximately $50 million to $55 million that will be recorded as a capital contribution to the Company in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 51. The Company does not expect this merger to have a material impact on its 1998 results of operations.

  During 1997 the Company acquired an 80% interest in a partnership which owns and operates The George Washington University Hospital, a 501-bed acute care facility located in Washington, DC. The George Washington University ("GWU") holds a 20% interest in the partnership. In connection with this acquisition, the Company provided an immediate commitment of $80 million, consisting of $40 million in cash (which has been invested and is restricted for construction) and a $40 million letter of credit. The Company and GWU are planning to build a newly constructed 400-bed acute care facility which is scheduled to be completed in 2001. The total cost of this new facility is estimated to be approximately $96 million, of which the Company intends to finance a total of $83 million (including the $80 million immediate commitment mentioned above) with the remainder being financed by GWU and the interest earnings on the $40 million of funds restricted for construction. During the third and fourth quarters of 1997, the Company completed construction and opened the following facilities: (i) a 129-bed acute care facility located in Edinburg, Texas; (ii) a medical complex located in Summerlin, Nevada including a 148-bed acute care facility, and; (iii) two newly constructed specialized women's health centers located in Austin, Texas and Lakeside, Oklahoma of which the Company owns interests in limited liability companies ("LLC") which own and operate the facilities. During 1997, the LLC which operates the specialized women's health center in Lakeside, Oklahoma sold the real and personal property of this facility which was then leased-back pursuant to the terms of a 20-year lease. The Company spent $71 million during the year (net of $8 million of proceeds received for sale-leaseback of the specialized women's health center located in Oklahoma and $4 million received for sale of a minority interest in the specialized women's health center located in Austin, Texas) for completion of these newly constructed facilities. Also during the year, the Company spent an additional $11 million to acquire various behavioral healthcare related businesses.

  During 1996 the Company acquired the following facilities for total consideration of $168 million: (i) substantially all the assets and operations of a 357-bed medical complex located in Amarillo, Texas for $126 million in cash; (ii) substantially all the assets and operations of four behavioral health centers located in Pennsylvania and management contracts to seven other behavioral health centers for $39 million in cash, and; (iii) substantially all the assets and operations of a 164-bed behavioral health facility located in Texas for $3 million in cash. Also during 1996, the Company spent $53 million on the construction of the new acute care facilities located in Edinburg, Texas and Summerlin, Nevada which opened during 1997 as mentioned above.

  During 1995 the Company acquired the following facilities for two acute care facilities and total cash consideration of $188 million and the assumption of net liabilities of approximately $4 million: (i) a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash and the assumption of net liabilities of $4 million; (ii) a 225-bed acute care facility located in Aiken , South Carolina for approximately $44 million in cash and a 104-bed acute care hospital and a 126-bed acute care hospital, and;
(iii) a 82-bed behavioral health facility located in South Attleboro, Massachusetts and a majority interest in two separate partnerships which own and operate two outpatient surgery centers for total cash consideration of approximately $5 million. Also during 1995, the Company sold the operations and substantially all the assets of a 202-bed acute care hospital located in Plantation, Florida for cash proceeds of approximately $20 million. The sale resulted in a $5.3 million pre-tax gain which has been included in nonrecurring charges in the 1995 consolidated statement of income.

  Capital expenditures, net of proceeds received from sale or disposition of assets, were $114 million in 1997, $106 million in 1996 and $61 million in 1995. Capital expenditures in 1998 are expected to be approximately $56 million for capital equipment and renovations at existing facilities. Additionally, capital expenditures for new projects at existing hospitals and medical office buildings are expected to total approximately $27 million in 1998. The estimated cost to complete major construction projects in progress at December 31, 1997 is approximately $45 million. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

  Total debt as a percentage of total capitalization was 35% at December 31, 1997, 38% at December 31, 1996 and 45% at December 31, 1995. The decrease during 1996 as compared to 1995 was due primarily to the issuance of additional shares of the Company's Class B Common Stock used to partially finance the 1996 purchase transactions mentioned above. During the second quarter of 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the 1996 purchase transactions mentioned above while the excess of the purchase price over the net proceeds generated from the stock issuance ($69 million) were financed from operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities.

  During 1997, the Company entered into a new revolving credit agreement. The agreement, which matures in July 2002, provides for up to $300 million in borrowing capacity. During the term of this agreement, the Company has the option to petition the banks to increase the borrowing capacity to $400 million. The agreement provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or a money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. At December 31, 1997, the Company had $224 million of unused borrowing capacity available under the revolving credit agreement.

  Also during 1997, the Company amended its commercial paper credit facility to increase the borrowing capacity to $75 million from $50 million and to reduce the commitment fee. A large portion of the Company's accounts receivable are pledged as collateral to secure this commercial paper program. The Company has sufficient patient receivables to support a larger program and upon mutual consent of the Company and the participating lending institutions, the commitment can be increased to $100 million. At December 31, 1997, the Company had no available unused borrowing capacity under the commercial paper credit facility.

  During 1997, the Company entered into interest rate protection to fix the rate of interest on a notional principal amount of $50 million for a period of three years beginning in January, 1998. The average fixed rate obtained through these interest rate swaps is 6.125% including the Company's current borrowing spread of .35%. The counterparty of these interest rate swaps has the right to terminate the swap after the second year. The Company also entered into $75 million of forward starting interest rate swaps starting in August, 2000 locking in a fixed rate of 7.09% through August, 2010. At December 31, 1997 and 1996, there were no active interest rate swap agreements.

  The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense incurred on now expired interest rate swaps was 6.8% in 1997, 6.9% in 1996 and 8.4% in 1995. Additional interest expense recorded as a result of the Company's hedging activity was $0 in 1997, $47,000 in 1996 and $209,000 in 1995. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreements. All of the counterparties are major financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The cost to terminate the swap obligations at December 31, 1997 was approximately $1.8 million.

  The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities.

FORWARD-LOOKING STATEMENTS

  The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities, possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payors, the ability to attract and retain qualified personnel, including physicians, the ability of the Company to successfully integrate its recent acquisitions and the Company's ability to finance growth on favorable terms. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

  There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.

  See Index to Financial Statements and Financial Statement Schedule on page
27.

(B) REPORTS ON FORM 8-K

  None.

(C) EXHIBITS

  3.1 Company's Restated Certificate of Incorporation, and Amendments thereto, previously filed as Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, are incorporated herein by reference.

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

  10.4 Agreement, effective January 1, 1998, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

  10.14 Amendment No. 1 to the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

  10.15 Amendment No. 2, dated as of April 17, 1997 to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., a Delaware corporation, Sheffield Receivables Corporation, a Delaware corporation, and First Bank National Association, a national banking association, as trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

  10.16 Guarantee dated as of November 16, 1993, by Universal Health Services, Inc. in favor of UHS Receivables Corp., previously filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.17 Amendment No. 1 to the 1992 Stock Bonus Plan, previously filed as
Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.18 1994 Executive Incentive Plan, previously filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.19 Credit Agreement, dated as of July 8, 1997 among Universal Health Services, Inc., various banks and Morgan Guaranty Trust Company of New York, as agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

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

  10.26 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

  10.27 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

  10.28 Deferred Compensation Plan for Universal Health Services Board of Directors, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

  10.29 Stock Purchase Agreement dated as of December 15, 1997, by and among the Stockholders of Hospital San Pablo, Inc. and Universal Health Services, Inc., and UHS of Puerto Rico, Inc.

  10.30 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc.

  10.31 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc.

  10.32 1992 Stock Option Plan, As Amended.

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

                                          Universal Health Services, Inc.

                                                    /s/ Alan B. Miller
                                          By: _________________________________
                                                      ALAN B. MILLER
                                                         PRESIDENT

March 5, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                        TITLE                 DATE

         /s/ Alan B. Miller            Chairman of the          March 5, 1998
-------------------------------------   Board, President
           ALAN B. MILLER               and Director
                                        (Principal
                                        Executive Officer)

          /s/ Sidney Miller            Secretary and            March 9, 1998
-------------------------------------   Director
            SIDNEY MILLER

       /s/ Anthony Pantaleoni          Director                 March 9, 1998
-------------------------------------
         ANTHONY PANTALEONI

         /s/ Martin Meyerson           Director                 March 9, 1998
-------------------------------------
           MARTIN MEYERSON

         /s/ Robert H. Hotz            Director                 March 9, 1998
-------------------------------------
           ROBERT H. HOTZ

         /s/ John H. Herrell           Director                 March 9, 1998
-------------------------------------
           JOHN H. HERRELL

         /s/ Paul R. Verkuil           Director                 March 9, 1998
-------------------------------------
           PAUL R. VERKUIL

         /s/ Leatrice Ducat            Director                 March 9, 1998
-------------------------------------
           LEATRICE DUCAT

         /s/ Kirk E. Gorman            Senior Vice              March 5, 1998
-------------------------------------   President and Chief
           KIRK E. GORMAN               Financial Officer

          /s/ Steve Filton             Vice President,          March 5, 1998
-------------------------------------   Controller and
            STEVE FILTON                Principal
                                        Accounting Officer

                        UNIVERSAL HEALTH SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(a))

Consolidated Financial Statements:
  Report of Independent Public Accountants on Consolidated Financial State-
   ments and Schedule......................................................  28
  Consolidated Statements of Income for the three years ended December 31,
   1997....................................................................  29
  Consolidated Balance Sheets as of December 31, 1997 and 1996.............  30
  Consolidated Statements of Cash Flows for the three years ended December
   31, 1997................................................................  31
  Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1997...........................................  32
  Notes to Consolidated Financial Statements...............................  33
  Supplemental Financial Statement Schedule II: Valuation and Qualifying
   Accounts................................................................  47

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
February 12, 1998

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                              YEAR ENDED DECEMBER 31
                                    ------------------------------------------
                                         1997           1996          1995
                                    -------------- -------------- ------------
Net revenues....................... $1,442,677,000 $1,174,158,000 $919,193,000
Operating charges
  Operating expenses...............    575,088,000    458,063,000  361,049,000
  Salaries and wages...............    514,407,000    420,525,000  329,939,000
  Provision for doubtful accounts..    108,790,000     80,820,000   64,972,000
  Depreciation & amortization......     80,686,000     71,941,000   51,371,000
  Lease and rental expense.........     38,401,000     37,484,000   36,068,000
  Interest expense, net............     19,382,000     21,258,000   11,195,000
  Nonrecurring charges.............            --       4,063,000   11,610,000
                                    -------------- -------------- ------------
    Total operating charges........  1,336,754,000  1,094,154,000  866,204,000
                                    -------------- -------------- ------------
Income before income taxes.........    105,923,000     80,004,000   52,989,000
Provision for income taxes.........     38,647,000     29,333,000   17,505,000
                                    -------------- -------------- ------------
Net income......................... $   67,276,000 $   50,671,000 $ 35,484,000
                                    ============== ============== ============
Earnings per common share--basic... $         2.08 $         1.69 $       1.28
                                    ============== ============== ============
Earnings per common & common share
 equivalents--diluted.............. $         2.03 $         1.65 $       1.26
                                    ============== ============== ============
Weighted average number of common
 shares--basic.....................     32,321,000     30,054,000   27,691,000
Weighted average number of common
 share equivalents.................        777,000        744,000      412,000
                                    -------------- -------------- ------------
Weighted average number of common
 shares and equivalents--diluted...     33,098,000     30,798,000   28,103,000
                                    ============== ============== ============


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31
                                                     ---------------------------
                                                          1997          1996
                                                     -------------- ------------
                      ASSETS
CURRENT ASSETS
Cash and cash equivalents..........................  $      332,000 $    288,000
Accounts receivable, net...........................     180,252,000  145,364,000
Supplies...........................................      28,214,000   22,019,000
Deferred income taxes..............................      11,105,000   12,313,000
Other current assets...............................      10,119,000   13,969,000
                                                     -------------- ------------
 Total current assets..............................     230,022,000  193,953,000
PROPERTY AND EQUIPMENT
Land...............................................      66,406,000   63,503,000
Buildings and improvements.........................     538,326,000  465,781,000
Equipment..........................................     308,695,000  257,170,000
Property under capital lease.......................      27,712,000   27,243,000
                                                     -------------- ------------
                                                        941,139,000  813,697,000
Less accumulated depreciation......................     328,881,000  271,936,000
                                                     -------------- ------------
                                                        612,258,000  541,761,000
Funds restricted for construction..................      41,031,000          --
Construction-in-progress...........................       9,822,000   25,867,000
                                                     -------------- ------------
                                                        663,111,000  567,628,000
OTHER ASSETS
Excess of cost over fair value of net assets
 acquired..........................................     149,814,000  150,336,000
Deferred income taxes..............................             --     9,993,000
Deferred charges...................................      10,852,000   11,237,000
Other..............................................      31,550,000   32,648,000
                                                     -------------- ------------
                                                        192,216,000  204,214,000
                                                     -------------- ------------
                                                     $1,085,349,000 $965,795,000
                                                     ============== ============
    LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt...............  $    5,655,000 $  6,866,000
Accounts payable...................................      70,807,000   57,117,000
Accrued liabilities
 Compensation and related benefits.................      35,498,000   27,278,000
 Interest..........................................       4,682,000    4,899,000
 Other.............................................      42,107,000   43,147,000
 Federal and state taxes...........................       1,707,000      772,000
                                                     -------------- ------------
 Total current liabilities.........................     160,456,000  140,079,000
OTHER NONCURRENT LIABILITIES.......................     125,286,000   97,102,000
LONG-TERM DEBT.....................................     272,466,000  275,634,000
DEFERRED INCOME TAXES..............................         534,000          --
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY
Class A Common Stock, voting, $.01 par value;
 authorized 12,000,000 shares; issued and
 outstanding 2,059,929 shares in 1997 and 2,060,929
 in 1996...........................................          21,000       21,000
Class B Common Stock, limited voting, $.01 par
 value; authorized 75,000,000 shares; issued and
 outstanding 30,122,479 shares in 1997 and
 29,816,153 in 1996................................         301,000      298,000
Class C Common Stock, voting, $.01 par value;
 authorized 1,200,000 shares; issued and
 outstanding 207,230 shares in 1997 and 207,230 in
 1996..............................................           2,000        2,000
Class D Common Stock, limited voting, $.01 par
 value; authorized 5,000,000 shares; issued and
 outstanding 32,063 shares in 1997 and 36,805 in
 1996..............................................             --           --
Capital in excess of par value, net of deferred
 compensation of $295,000 in 1997 and
 $377,000 in 1996..................................     200,656,000  194,308,000
Retained earnings..................................     325,627,000  258,351,000
                                                     -------------- ------------
                                                        526,607,000  452,980,000
                                                     -------------- ------------
                                                     $1,085,349,000 $965,795,000
                                                     ============== ============

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            YEAR ENDED DECEMBER 31
                                   -------------------------------------------
                                       1997           1996           1995
                                   -------------  -------------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income.......................  $  67,276,000  $  50,671,000  $  35,484,000
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization..     80,686,000     71,941,000     51,371,000
  Provision for self-insurance
   reserves......................     20,003,000     15,874,000     14,291,000
  Other non-cash charges.........            --       4,063,000     11,610,000
Changes in assets and
 liabilities, net of effects from
 acquisitions and dispositions:
  Accounts receivable............    (14,434,000)       (93,000)    (5,125,000)
  Accrued interest...............       (217,000)      (614,000)     3,071,000
  Accrued and deferred income
   taxes.........................     16,241,000     15,699,000    (20,826,000)
  Other working capital
   accounts......................     13,315,000      3,434,000     10,944,000
  Other assets and deferred
   charges.......................        334,000     (5,125,000)    (3,982,000)
  Other..........................      6,527,000     (2,722,000)     3,390,000
  Payments made in settlement of
   self-insurance claims.........    (16,232,000)    (7,872,000)    (8,479,000)
                                   -------------  -------------  -------------
Net cash provided by operating
 activities......................    173,499,000    145,256,000     91,749,000
                                   -------------  -------------  -------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Property and equipment
 additions.......................   (129,199,000)  (105,728,000)   (60,734,000)
Funds restricted for construction
 related to acquisition of
 business........................    (41,031,000)           --             --
Acquisition of businesses........    (10,525,000)  (168,429,000)  (187,865,000)
Proceeds received from sale or
 dispostion of assets............     15,230,000      1,765,000      2,321,000
Note receivable related to
 acquisition.....................            --      (7,000,000)           --
Acquisition of assets held for
 lease...........................            --             --      (3,561,000)
Disposition of businesses........            --             --      19,495,000
                                   -------------  -------------  -------------
Net cash used in investing
 activities......................   (165,525,000)  (279,392,000)  (230,344,000)
                                   -------------  -------------  -------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Additional borrowings, net of
 financing costs.................     25,000,000     41,800,000    149,323,000
Reduction of long-term debt......    (34,510,000)    (7,699,000)   (12,009,000)
Issuance of common stock.........      1,580,000    100,289,000        535,000
                                   -------------  -------------  -------------
Net cash (used in) provided by
 financing activities............     (7,930,000)   134,390,000    137,849,000
                                   -------------  -------------  -------------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS................         44,000        254,000       (746,000)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD.............        288,000         34,000        780,000
                                   -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD..........................  $     332,000  $     288,000  $      34,000
                                   =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Interest paid....................  $  19,599,000  $  21,872,000  $   8,124,000
Income taxes paid, net of
 refunds.........................  $  22,265,000  $  13,634,000  $  38,331,000
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
See Notes 2 and 6

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                                             CAPITAL IN
                          CLASS A  CLASS B  CLASS C CLASS D  EXCESS OF      RETAINED
                          COMMON   COMMON   COMMON  COMMON   PAR VALUE     EARNINGS       TOTAL
                          -------  -------- ------- ------- ------------  ------------ ------------
Balance January 1,
 1995...................  $11,000  $126,000 $1,000    --     $88,295,000  $172,196,000 $260,629,000
Common Stock
  Issued................      --      1,000    --     --       1,117,000           --     1,118,000
Amortization of deferred
 compensation...........      --        --     --     --         469,000           --       469,000
Net income..............      --        --     --     --             --     35,484,000   35,484,000
                          -------  -------- ------    ---   ------------  ------------ ------------
Balance January 1,
 1996...................   11,000   127,000  1,000    --      89,881,000   207,680,000  297,700,000
Common Stock
  Issued................      --     42,000    --     --     103,871,000           --   103,913,000
  Converted.............   (1,000)    1,000    --     --             --            --           --
  Stock dividend........   11,000   128,000  1,000    --        (140,000)          --           --
Amortization of deferred
 compensation...........      --        --     --     --         696,000           --       696,000
Net income..............      --        --     --     --             --     50,671,000   50,671,000
                          -------  -------- ------    ---   ------------  ------------ ------------
Balance January 1,
 1997...................   21,000   298,000  2,000    --     194,308,000   258,351,000  452,980,000
Common Stock
  Issued................      --      3,000    --     --       6,141,000           --     6,144,000
Amortization of deferred
 compensation...........      --        --     --     --         286,000           --       286,000
Cancellation of stock
 grant..................      --        --     --     --         (79,000)          --       (79,000)
Net income..............      --        --     --     --             --     67,276,000   67,276,000
                          -------  -------- ------    ---   ------------  ------------ ------------
Balance,
 December 31, 1997......  $21,000  $301,000 $2,000    --    $200,656,000  $325,627,000 $526,607,000
                          =======  ======== ======    ===   ============  ============ ============


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

  NATURE OF OPERATIONS: The principal business of the Company is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and specialized women's health centers. At December 31, 1997, the Company operated 40 hospitals, consisting of 17 acute care hospitals, 20 behavioral health centers and 3 specialized women's health centers, in 15 states and the District of Columbia. The Company, as part of its Ambulatory Treatment Centers Division owns outright, or in partnership with physicians, and operates or manages 22 surgery and radiation oncology centers located in 12 states and the District of Columbia.

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

  Net revenues from the Company's acute care hospitals, ambulatory and outpatient treatment centers and specialized women's health center accounted for 85%, 85% and 86% of consolidated net revenues in 1997, 1996 and 1995, respectively.

  NET REVENUES: Net revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Medicare and Medicaid net revenues represented 50%, 51% and 49% of net patient revenues for the years 1997, 1996 and 1995, respectively.

  CONCENTRATION OF REVENUES: Valley Hospital Medical Center, McAllen Medical Center and Northwest Texas Healthcare System contributed 12%, 13% and 12%, respectively, of the Company's 1997 consolidated net revenues.

  ACCOUNTS RECEIVABLE: Accounts receivable are recorded at the estimated net realizable amounts from patients, third-party payors and others for services rendered, net of contractual allowances and net of allowance for doubtful accounts of $46,615,000 and $30,398,000 in 1997 and 1996, respectively.

  PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. The Company capitalized $1.1 million, $800,000 and $300,000 of interest costs related to construction in progress in 1997, 1996 and 1995, respectively.

  Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (five to fifteen years).

  OTHER ASSETS: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $53,546,000 in 1997 and $38,620,000 in 1996, is amortized using the straight-line method over periods ranging from five to forty years.

  During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. At December 31, 1997 and 1996, the cash surrender value of the policies ($103 million in both years) were recorded net of related loans ($102 million in both years) and is included in other assets.

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

  EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. All per share amounts for all periods presented have been restated to conform to SFAS 128.

  STATEMENT OF CASH FLOWS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $1,282,000, $173,000 and $567,000 in 1997, 1996 and 1995, respectively.

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

  RECLASSIFICATIONS: Prior to 1997, the Company included charity care services as a component of its provision for doubtful accounts. Effective January 1, 1997, in accordance with healthcare industry practice, the Company began excluding charity care from net revenues, and has reclassified prior year amounts to conform with this presentation. The change in presentation has no effect on reported net income.

2) ACQUISITIONS AND DIVESTITURES

  1998 -- Subsequent to year-end, the Company acquired three hospitals located in Puerto Rico for an aggregate purchase price of $186 million. The hospitals acquired are located in Bayamon (430-beds), Rio Piedras (160-beds) and Fajardo (180-beds).

  In addition, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital Medical Center, a 148-bed acute care facility for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining interest in the LLCs. Quorum obtained its 27.5% interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility, and $23 million in cash to the LLCs. As a result of this partial sale transaction, the Company expects to record a pre-tax gain of approximately $50 million to $55 million that will be recorded as a capital contribution to the Company in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No.
51. The Company does not expect this merger to have a material impact on its 1998 results of operations.

  1997 -- During the third quarter of 1997 the Company acquired an 80% interest in a partnership which owns and operates The George Washington University Hospital, a 501-bed acute care facility located in Washington, DC. The George Washington University ("GWU") holds a 20% interest in the partnership. In connection with this acquisition, the Company provided an immediate commitment of $80 million, consisting of $40 million in cash (which has been invested and is restricted for construction) and a $40 million letter of credit. The Company and GWU are planning to build a newly constructed 400-bed acute care facility which is scheduled to be completed in 2001. The total cost of this new facility is estimated to be approximately $96 million, of which the Company intends to finance a total of $83 million (including the $80 million immediate commitment mentioned above) with the remainder being financed by GWU and the interest earnings on the $40 million of funds restricted for construction.

  In addition, during the third and fourth quarters the Company completed construction and opened the following facilities: (i) a 129-bed acute care facility located in Edinburg, Texas; (ii) a medical complex located in Summerlin, Nevada including a 148-bed acute care facility, and; (iii) two newly constructed specialized women's health centers located in Austin, Texas and Lakeside, Oklahoma of which the Company owns interests in limited liability companies ("LLC") which own and operate the facilities. The Company spent a total of $71 million during 1997 for completion of these newly constructed facilities. Also during 1997, the Company spent an additional $11 million to acquire various behavioral healthcare related businesses.

  Assuming the 1997 acquisition of GWUH had been completed as of January 1, 1997, the unaudited pro forma net revenues would have been $1.5 billion and the effect on net income and basic and diluted earnings per share would have been immaterial.

  1996 -- During the second quarter, the Company completed the acquisition of Northwest Texas Healthcare System, a 357-bed medical complex located in Amarillo, Texas for $126 million in cash. The assets acquired include the real and personal property, working capital and tangible assets. The Company also will be required to pay additional consideration to the seller equal to 15% of any amount of the hospital's earnings before depreciation, interest and taxes in excess of $24 million in each year of the seven-year period ending March 31, 2003. The additional consideration paid in 1997 was not material. In addition, under the terms of the agreement, the seller will pay the Company $8 million per year for the first four years and $6 million per year (subject to certain adjustments for inflation) for up to an additional 36 years to help support the cost of medical services to indigent patients.

  During the second quarter, the Company acquired four behavioral health centers located in Pennsylvania, management contracts for seven other behavioral health centers and 33 acres of land adjacent to the Company's Wellington Regional Medical Center, for $39 million. In 1997, the Company paid additional consideration of $8 million, based upon the facilities' combined earnings, as defined, for the 12-month period ending April 30, 1997. This additional consideration was recorded as additional goodwill in the 1997 financial statements.

  During the third quarter of 1996, the Company acquired a 164-bed behavioral health center located in Texas for $3 million. Also during the fourth quarter of 1996, as a result of divestiture negotiations with a third party regarding one of the Company's ambulatory treatment centers, the Company recorded a $2.9 million charge to write-down the carrying value of the center to its net realizable value. The divestiture of this facility, which had no material effect on the 1997 financial statements, was completed during the first quarter of 1997.

  The acquisitions mentioned above have been accounted for using the purchase method of accounting. The excess of cost over fair value of net tangible assets relating to these acquisitions is being amortized over a 15-year period. Operating results of the acquired facilities have been included in the financial statements from the date of acquisition. The aggregate purchase price of $168 million, excluding the additional contingent consideration recorded in 1997, was allocated to assets and liabilities based on their estimated fair values as follows:

                                                                         AMOUNT
                                                                         (000S)
                                                                        --------
      Working capital, net............................................. $ 25,000
      Land.............................................................    9,000
      Buildings & equipment............................................  110,000
      Goodwill.........................................................   24,000
                                                                        --------
      Total Purchase Price............................................. $168,000
                                                                        ========

  Assuming the 1996 acquisitions had been completed as of January 1, 1996, the unaudited pro forma net revenues and net income for the year ended December 31, 1996 would have been approximately $1.3 billion and $53.4 million, respectively. In addition, the unaudited pro forma basic and diluted earnings per share would have been $1.78 and $1.73, respectively. Assuming the 1996 acquisitions and the 1995 acquisitions of Aiken Regional Medical Centers and Manatee Memorial Hospital had been completed as of January 1, 1995, the unaudited pro forma net revenues and net income for the year ended December 31, 1995 would have been approximately $1.2 billion and $46.5 million, respectively. In addition, the unaudited pro forma basic and diluted earnings per share would have been $1.47 and $1.44, respectively.

  1995 -- During the second quarter, the Company acquired an 82-bed behavioral health facility located in South Attleboro, Massachusetts for approximately $3 million. The Company also purchased for approximately $2 million, a majority interest in two separate partnerships that own and operate outpatient surgery centers located in Fayetteville, Arkansas and Somersworth, New Hampshire.

  During the third quarter, the Company completed the acquisition of Aiken Regional Medical Centers, ("Aiken") a 225-bed acute care facility located in Aiken, South Carolina for approximately $44 million in cash, a 104-bed acute care hospital and a 126-bed acute care hospital. The majority of the real estate assets of the 126-bed facility were being leased from Universal Health Realty Income Trust (the "Trust") pursuant to the terms of an operating lease, which was scheduled to expire in 2000. In exchange for the real estate assets of the 126-bed acute care hospital, the Company exchanged substitute properties consisting of additional real estate assets owned by the Company but related to three acute care facilities owned by the Trust and operated by the Company. As a result of the divestiture of the two acute care hospitals in connection with the acquisition of Aiken Regional Medical Centers, the Company recorded a $2.7 million and a $4.3 million pre-tax charge in the 1995 and 1994 consolidated statements of income, respectively.

  During the third quarter, the Company completed the acquisition of Manatee Memorial Hospital, ("Manatee") a 512-bed acute care hospital located in Bradenton, Florida for approximately $139 million in cash and assumption of net liabilities of approximately $4 million.

  During the fourth quarter, the Company sold the operations and substantially all the assets of Universal Medical Center, a 202-bed acute care hospital located in Plantation, Florida for cash proceeds of approximately $20 million. The sale resulted in a pre-tax gain of approximately $5 million, which has been included in nonrecurring charges in the 1995 consolidated statement of income.

  Assuming the Aiken and Manatee acquisitions had been completed as of January 1, 1995 the unaudited pro forma net revenues and net income would have been approximately $1 billion and $37.9 million, respectively. In addition, the unaudited pro forma basic and diluted earnings per share would have been $1.37 and $1.35, respectively. The excess of cost over fair value of net tangible assets acquired in the 1995 purchase transactions is amortized using the straight-line method over fifteen years.

  Operating results from all of the businesses acquired have been included in the financial statements from their respective dates of acquisition. The unaudited pro forma financial information presented above may not be indicative of results that would have been reported if the acquisitions had occurred at the beginning of the earliest period presented and may not be indicative of future operating results.

3) LONG-TERM DEBT

  A summary of long-term debt follows:

                                                             DECEMBER 31
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
Long-term debt:
  Notes payable (including obligations under
   capitalized leases of $8,020,000 in 1997 and
   $10,542,000 in 1996) with varying maturities
   through 2001; weighted average interest at 6.6% in
   1997 and 6.8% in 1996 (see Note 6 regarding
   capitalized leases)...............................  $13,574,000  $17,887,000
  Mortgages payable, interest at 6.0% to 9.0% with
   varying maturities through 2000...................    1,190,000    1,618,000
  Revolving credit and demand notes..................   36,000,000   60,750,000
  Commercial paper...................................   75,000,000   50,000,000
Revenue bonds:
  Interest at floating rates ranging from 3.65% to
   3.85% at December 31, 1997 with varying maturities
   through 2015......................................   18,200,000   18,200,000
  8.75% Senior Notes due 2005, net of the unamortized
   discount of $843,000 in 1997 and $955,000 in
   1996..............................................  134,157,000  134,045,000
                                                      ------------ ------------
                                                       278,121,000  282,500,000
  Less-Amounts due within one year...................    5,655,000    6,866,000
                                                      ------------ ------------
                                                      $272,466,000 $275,634,000
                                                      ============ ============

  The Company has $135 million of Senior Notes (the "Notes") which have an 8.75% coupon rate and which mature on August 15, 2005. The Notes can be redeemed in whole or in part, at any time on or after August 15, 2000, initially at a price of 102%, declining ratably to par on or after August 15, 2002. The interest on the bonds is paid semiannually in arrears on February 15 and August 15 of each year. In anticipation of the Note issuance, the Company entered into interest rate swap agreements having a total notional principal amount of $100 million to hedge the interest rate on the Notes. These interest rate swaps were terminated simultaneously with the issuance of the Notes at which time the Company paid a net termination fee of $5.4 million which is being amortized ratably over the ten year term of the Notes. The effective rate on the Notes including the amortization of swap termination fees and bond discount is 9.2%.

  The Company entered into a new unsecured non-amortizing revolving credit agreement on July 8, 1997. The agreement, which expires on July 8, 2002, provides for $300 million of borrowing capacity including a $50 million sublimit for letters of credit. During the term of this agreement, the Company has the option to request an increase in the borrowing capacity to $400 million. The agreement provides for interest, at the Company's option at the prime rate, certificate of deposit rate plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or a money market rate. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. At December 31, 1997 the applicable margins over the certificate of deposit and the Euro-dollar rate were .475% and .35%, respectively, and the commitment fee was .15 %. There are no compensating balance requirements. At December 31, 1997, the Company had $224 million of unused borrowing capacity available under the revolving credit agreement.

  The average amounts outstanding during 1997, 1996 and 1995 under the revolving credit and demand notes and commercial paper program were $100,250,000, $108,125,000 and $46,984,000, respectively, with corresponding effective interest rates of 6.8%, 6.9% and 8.0% including commitment and facility fees. The maximum amounts outstanding at any month-end were, $124,200,000, $220,700,000 and $79,450,000 during 1997, 1996 and 1995, respectively.

  A large portion of the Company's accounts receivable are pledged as collateral to secure its $75 million, daily valued commercial paper program. The Company has sufficient patient receivables to support a larger program, and upon the mutual consent of the Company and the participating lending institution, the commitment can be increased to $100 million. A commitment fee of .65% is required on the used portion and .40% on the unused portion of the commitment. This annually renewable program is scheduled to expire on October 30, 1998. Outstanding amounts of commercial paper that can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term.

  During 1997, the Company entered into two interest rate swap agreements to fix the rate of interest on a notional principal amount of $50 million for a period of three years beginning January 1, 1998. The average fixed rate obtained through these interest rate swaps is 6.125% including the Company's current borrowing spread of .35%. The counterparty of these interest rate swaps has the right to terminate the swaps after the second year. The Company also entered into three forward starting interest rate swaps to hedge a total notional principal amount of $75 million. The starting date on the interest rate swaps is August 2000 and they mature in August 2010. The average fixed rate including the Company's current borrowing spread of .35% is 7.09%. At December 31, 1997 and December 31, 1996 there were no active interest rate swap agreements. As of December 31, 1995 the Company had one interest rate swap agreement outstanding which fixed interest on $10 million notional principal at 9.02%. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program including the interest rate swap expense incurred on now expired interest rate swaps was 6.8%, 6.9% and 8.4% during 1997, 1996 and 1995, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $0, $47,000 and $209,000 in 1997, 1996 and 1995, respectively. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreements. All of the counterparties are major financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The cost to terminate the swap obligations at December 31, 1997 was approximately $1.8 million.

  Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 1997.

  The fair value of the Company's long-term debt at December 31, 1997 and 1996 was approximately $285.9 million and $282.5 million, respectively.

  Aggregate maturities follow:

             ---------------
         1998   $  5,655,000
         1999      4,138,000
         2000      4,613,000
         2001        170,000
         2002    111,014,000
         Later   152,531,000
             ---------------
         Total  $278,121,000
             ---------------

4) COMMON STOCK

  In April 1996 the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on May 17, 1996 to shareholders of record as of May 6, 1996. All classes of common stock participated on a pro rata basis. All references to share quantities and share prices shown below have been adjusted to reflect the two-for-one stock split. In June 1996, the Company issued four million shares of its Class B Common Stock at a price of $26 per share. The total net proceeds of approximately $99.1 million generated from this offering were used to partially finance the purchase transactions mentioned in Note 2.

  At December 31, 1997, 5,768,692 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

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

                                                   YEAR ENDED DECEMBER 31
                                             -----------------------------------
                                                1997        1996        1995
                                             ----------- ----------- -----------
Net Income:
  As Reported............................... $67,276,000 $50,671,000 $35,484,000
  Pro Forma................................. $66,672,000 $50,217,000 $35,382,000
Earnings Per Share:
  As Reported:
   Basic.................................... $      2.08 $      1.69 $      1.28
   Diluted.................................. $      2.03 $      1.65 $      1.26
  Pro Forma:
   Basic.................................... $      2.06 $      1.67 $      1.28
   Diluted.................................. $      2.01 $      1.63 $      1.26

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the twelve option grants that occurred during 1997, 1996 and 1995:

                                                      YEAR ENDED DECEMBER 31
                                                   -----------------------------
                                                     1997      1996      1995
                                                   --------- --------- ---------
Volatility........................................ 21% - 23% 26% - 30% 22% - 25%
Interest rate.....................................  6% - 7%   6% - 7%   5% - 7%
Expected life (years).............................    4.2       4.1       4.1
Forfeiture rate...................................    2%        3%        3%

  Stock-based compensation costs on a pro forma basis would have reduced pre-tax income by $978,000 ($604,000 after tax) in 1997, $735,000 ($454,000 after tax) in 1996 and $165,000 ($102,000 after tax) in 1995. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

  Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans.

  Information with respect to these options is summarized as follows:

                                                          AVERAGE
                                                NUMBER    OPTION      RANGE
OUTSTANDING OPTIONS                            OF SHARES  PRICE     (HIGH-LOW)
-------------------                            ---------  ------- --------------
Balance, January 1, 1995...................... 1,407,198  $10.06  $12.75--$ 3.63
  Granted.....................................   621,000  $16.48  $17.00--$13.06
  Exercised...................................   (48,926) $ 8.05  $11.13--$ 3.63
  Cancelled...................................    (9,750) $ 9.24  $11.13--$ 6.94
                                               ---------  ------  --------------
Balance, January 1, 1996...................... 1,969,522  $12.14  $17.00--$ 5.56
  Granted.....................................    54,100  $24.40  $25.13--$22.94
  Exercised...................................  (467,974) $ 9.43  $16.56--$ 5.56
  Cancelled...................................   (21,600) $ 9.76  $11.13--$ 6.94
                                               ---------  ------  --------------
Balance, January 1, 1997...................... 1,534,048  $13.43  $25.13--$ 5.69
  Granted.....................................   243,250  $41.22  $44.56--$37.88
  Exercised...................................  (319,225) $11.30  $25.13--$ 5.69
  Cancelled...................................   (42,500) $12.54  $25.13--$ 9.81
                                               ---------  ------  --------------
Balance, December 31, 1997.................... 1,415,573  $18.71  $44.56--$ 7.44
                                               =========  ======  ==============

  All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 1997 have an average remaining contractual life of 2.8 years. At December 31, 1997, options for 761,199 shares were available for grant. At December 31, 1997, options for 575,375 shares of Class B Common Stock with an aggregate purchase price of $7,688,353 (average of $13.36 per share) were exercisable. In connection with the stock option plan, the Company provides the optionee with a loan to cover the tax liability incurred upon exercise of the options. The Company recorded compensation expense of $5.1 million in 1997, $3.9 million in 1996 and $118,000 in 1995 in connection with this loan program.

  In addition to the stock option plan the Company has the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Bonus Plan pursuant to the terms of which eligible employees may elect to receive all or part of their annual bonus in shares of restricted stock and whereby the Company will provide a 20% match on the portion of the bonus received in shares of restricted stock; (iii) a Stock Ownership Plan whereby eligible employees may purchase shares of Class B Common Stock directly from the Company at current market value and the Company provides a loan to each eligible employee for 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iv) a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (v) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The Company has reserved 2 million shares of Class B Common Stock for issuance under these various plans and has issued 735,755 shares pursuant to the terms of these plans as of December 31, 1997, of which 41,196, 74,871 and 93,348 became fully vested during 1997, 1996 and 1995, respectively. Compensation expense of $5.2 million in 1997, $2.8 million in 1996 and $415,000 in 1995 was recognized in connection with these plans.

5) INCOME TAXES

  Components of income tax expense are as follows:

                                                  YEAR ENDED DECEMBER 31
                                            -----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- -----------
Currently payable
  Federal.................................. $23,923,000 $13,888,000 $33,659,000
  State....................................   2,989,000   1,479,000   4,434,000
                                            ----------- ----------- -----------
                                             26,912,000  15,367,000  38,093,000
                                            ----------- ----------- -----------
Deferred
  Federal..................................  10,201,000  12,140,000 (17,912,000)
  State....................................   1,534,000   1,826,000  (2,676,000)
                                            ----------- ----------- -----------
                                             11,735,000  13,966,000 (20,588,000)
                                            ----------- ----------- -----------
Total...................................... $38,647,000 $29,333,000 $17,505,000
                                            =========== =========== ===========

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

                                                      YEAR ENDED DECEMBER 31
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
Self-insurance reserves............................. $ 36,079,000  $ 34,479,000
Doubtful accounts and other reserves................     (694,000)    2,611,000
State income taxes..................................     (800,000)     (733,000)
Other deferred tax assets...........................    4,654,000     2,681,000
Depreciable and amortizable assets..................  (28,668,000)  (16,732,000)
                                                     ------------  ------------
  Total deferred taxes.............................. $ 10,571,000  $ 22,306,000
                                                     ============  ============

  A reconciliation between the federal statutory rate and the effective tax rate is as follows:

                                                     YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
Federal statutory rate..............................    35.0%    35.0%    35.0%
Deductible depreciation, amortization and other.....    (1.3)    (1.0)    (4.1)
State taxes, net of federal income tax benefit......     2.8      2.7      2.1
                                                     -------  -------  -------
  Effective tax rate................................    36.5%    36.7%    33.0%
                                                     =======  =======  =======

  In 1997 and 1996, the Company reviewed its deferred state tax balances and as a result reduced its tax provision by $390,000 in each year. The net deferred tax assets and liabilities are comprised as follows:

YEAR ENDED DECEMBER 31                                   1997          1996
----------------------                               ------------  ------------
Current deferred taxes
  Assets............................................ $ 11,799,000  $ 12,474,000
  Liabilities.......................................     (694,000)     (161,000)
                                                     ------------  ------------
    Total deferred taxes-current....................   11,105,000    12,313,000
                                                     ------------  ------------
Noncurrent deferred taxes
  Assets............................................   28,934,000    27,297,000
  Liabilities.......................................  (29,468,000)  (17,304,000)
                                                     ------------  ------------
    Total deferred taxes-noncurrent.................     (534,000)    9,993,000
                                                     ------------  ------------
Total deferred taxes                                 $ 10,571,000  $ 22,306,000
                                                     ============  ============

  The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts and the current portion of the temporary differences related to self-insurance reserves. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company has not provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

6) LEASE COMMITMENTS

  Certain of the Company's hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2017 (See Note 8). Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value.

  A summary of property under capital lease follows:

DECEMBER 31                                                 1997        1996
-----------                                              ----------- -----------
Land, buildings and equipment........................... $27,712,000 $27,243,000
Less: accumulated amortization..........................  20,592,000  17,371,000
                                                         ----------- -----------
                                                          $7,120,000  $9,872,000
                                                         =========== ===========

  Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 1997, are as follows:

                                                          CAPITAL    OPERATING
YEAR                                                       LEASES     LEASES
----                                                     ---------- -----------
1998.................................................... $4,399,000 $21,458,000
1999....................................................  2,807,000  20,090,000
2000....................................................  1,309,000  16,512,000
2001....................................................    133,000  14,754,000
2002....................................................        --    4,674,000
Later Years.............................................        --   18,781,000
                                                         ---------- -----------
  Total minimum rental.................................. $8,648,000 $96,269,000
                                                                    ===========
Less: Amount representing interest......................    628,000
                                                         ----------
Present value of minimum rental commitments.............  8,020,000
Less: Current portion of capital lease obligations......  3,998,000
                                                         ----------
Long-term portion of capital lease obligations.......... $4,022,000
                                                         ==========

  Capital lease obligations of $3,059,000, $1,902,000 and $4,961,000 in 1997,
1996 and 1995, respectively, were incurred when the Company entered into capital leases for new equipment.

7) COMMITMENTS AND CONTINGENCIES

  Effective January 1, 1998, the Company is covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $4 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. During 1996 and 1997, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers. From 1986 to 1995, these subsidiaries were self-insured for professional and general liability claims up to $25 million and $5 million per occurrence, respectively. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks.

  As of December 1997 and 1996 the reserve for professional and general liability claims was $74.2 million and $72.6 million, respectively, of which $12.0 million and $13.0 million in 1997 and 1996, respectively, is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change in the near term.

  The Company has outstanding letters of credit totaling $53.1 million consisting of: (i) a $40.0 million letter of credit related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital (see note 2); (ii) $6.6 million related to the Company's self insurance programs; (iii) $5.8 million as support for a loan guarantee for an unaffiliated party, and; (iv) $700,000 as support for various debt instruments.

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

8) RELATED PARTY TRANSACTIONS

  At December 31, 1997, the Company held approximately 8% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or Directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1,090,000, $1,107,000 and $1,052,000 in 1997, 1996 and 1995, respectively, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 1997 and 1996 was $8,290,000 and $8,391,000, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 1997 and 1996 was $15,284,000 and $14,323,000,
respectively.

  As of December 31, 1997, the Company leased seven hospital facilities from the Trust with initial terms expiring in 1999 through 2003. These leases contain up to six 5-year renewal options. Future minimum lease payments to the Trust are included in Note 6. Total rent expense under these operating leases was $16.3 million in 1997, $16.2 million in 1996 and $16.0 million in 1995. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. During 1995, in exchange for the real estate assets of a 126-bed acute care hospital divested by the Company during the year, the Company exchanged with the Trust substitute properties consisting of additional real estate assets owned by the Company but related to three acute care facilities owned by the Trust and operated by the Company (See Note 2). The Company received an advisory fee of $1,100,000 in 1997, $1,044,000 in 1996 and $953,000 in 1995, from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statement of income.

  A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel. Another member of the Company's Board of Directors is a managing director of one of the underwriters who performed investment banking services related to the Common Stock and Senior Notes issued during 1996 and 1995, respectively.

9) OTHER NONRECURRING CHARGES

  During the fourth quarter of 1996, as a result of divestiture negotiations with a third party regarding one of the Company's ambulatory treatment centers, the Company recorded a $2.9 million charge to write-down the carrying value of the center to its net realizable value. This divestiture, which had no material effect on the 1997 financial statements, was completed during 1997.

  Also during the fourth quarter of 1996, the Company recorded a $1.2 million charge to fully reserve the carrying value of a behavioral health center property which is leased to an unaffiliated third party. The lessee is currently in default under the terms of the lease agreement. The Company has concluded that there has been a permanent impairment in the carrying value of this facility based on estimated future cash flows.

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

  During 1995, the Company reviewed the impact that changes in third party payment methods, advances in medical technologies, legislative and regulatory initiatives at the federal and state levels along with increased competition from other providers have had on operating margins at the Company's facilities in recent years. These industry conditions have adversely impacted certain of the Company's specialized facilities and certain of the Company's smaller facilities in more competitive markets.

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

10) PENSION PLAN

  The Company maintains a contributory and non-contributory retirement plan for eligible employees. The Company's contributions to the contributory plan amounted to $3.6 million, $2.0 million, and $1.7 million in 1997, 1996 and 1995, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company's subsidiaries. The benefits are based on years of service and the employee's highest compensation for any five years of employment.

  The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA. The plan's funded status and amounts recognized in the Company's balance sheet as of December 31, 1997, 1996 and 1995 are as follows:

Actuarial present value of benefit obligations:

                                       1997           1996           1995
                                   -------------  -------------  -------------
Accumulated benefit obligation,
 including vested benefits of
 $37,364,000, $32,264,000 and
 $29,890,000 in 1997, 1996 and
 1995, respectively............... $  40,031,000  $  34,811,000  $  32,197,000
                                   =============  =============  =============
Projected benefit obligation for
 service rendered to date......... $(43,573,000)  $(37,709,000)  $(37,211,000)
Plan assets at fair value,
 primarily listed stock and U.S.
 obligations......................    33,974,000     26,220,000     20,008,000
                                   -------------  -------------  -------------
Projected benefit obligation in
 excess of plan assets............    (9,599,000)   (11,489,000)   (17,203,000)
Unrecognized net (gain) loss from
 past experience different from
 that assumed and effects of
 changes in assumptions...........    (2,157,000)    (1,473,000)     2,480,000
                                   -------------  -------------  -------------
Accrued pension cost.............. $ (11,756,000) $ (12,962,000) $ (14,723,000)
                                   =============  =============  =============

  Significant actuarial assumptions used in measuring benefit obligations and the expected return on plan assets at December 31, 1997, 1996 and 1995 are as follows:

                                                               1997  1996  1995
                                                               ----  ----  ----
   Weighted-average discount rate............................. 7.00% 7.50% 7.00%
   Weighted-average rate of compensation increase............. 4.00% 4.00% 4.00%
   Expected rate of return on assets.......................... 9.00% 9.00% 9.00%

  Pension expense related to this plan of $1,191,000, and $1,766,000 was recorded in 1997 and 1996, respectively.

11) QUARTERLY RESULTS (UNAUDITED)

  The following tables summarize the Company's quarterly financial data for the two years ended December 31, 1997.

                              FIRST        SECOND       THIRD        FOURTH
1997                         QUARTER      QUARTER      QUARTER      QUARTER
----                       ------------ ------------ ------------ ------------
Net revenues.............. $340,170,000 $343,826,000 $362,377,000 $396,304,000
Income before income
 taxes.................... $ 33,981,000 $ 26,467,000 $ 21,879,000 $ 23,596,000
Net income................ $ 21,530,000 $ 16,907,000 $ 13,819,000 $ 15,020,000
Earnings per share--
 basic.................... $       0.67 $       0.52 $       0.43 $       0.46
Earnings per share--
 diluted.................. $       0.65 $       0.51 $       0.42 $       0.45

  Net revenues in 1997 include $33.4 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $8.2 million was recorded in the first quarter, $8.3 million in each of the second and third quarters and $8.6 million in the fourth quarter. These programs are scheduled to terminate in 1998 and the Company can not predict whether these programs will continue beyond their scheduled termination date. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements.

                              FIRST        SECOND       THIRD        FOURTH
1996                         QUARTER      QUARTER      QUARTER      QUARTER
----                       ------------ ------------ ------------ ------------
Net revenues.............. $266,523,000 $282,072,000 $299,994,000 $325,569,000
Income before income
 taxes.................... $ 24,178,000 $ 19,151,000 $ 17,499,000 $ 19,176,000
Net income................ $ 15,501,000 $ 12,216,000 $ 11,285,000 $ 11,669,000
Earnings per share--
 basic.................... $       0.56 $       0.43 $       0.35 $       0.36
Earnings per share--
 diluted.................. $       0.54 $       0.42 $       0.34 $       0.36

  Net revenues in 1996 include $17.8 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $1.8 million was recorded in the first quarter, $3.6 million in the second quarter, $4.7 million in the third quarter and $7.7 million in the fourth quarter. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. The fourth quarter results include a $1.2 million write-down recorded against the book value of the real property of a behavioral health facility owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease and a $2.9 million charge related to an ambulatory treatment center which was divested in the second quarter of 1997.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             ADDITIONS
                                     --------------------------
                         BALANCE AT   CHARGED TO                WRITE-OFF OF     BALANCE
                          BEGINNING   COSTS AND   ACQUISITIONS  UNCOLLECTIBLE    AT END
      DESCRIPTION         OF PERIOD    EXPENSES   OF BUSINESSES   ACCOUNTS      OF PERIOD
      -----------        ----------- ------------ ------------- -------------  -----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS RECEIVABLE:
  Year ended December
   31, 1997............. $30,398,000 $108,790,000  $ 7,200,000  $ (99,773,000) $46,615,000
                         =========== ============  ===========  =============  ===========
  Year ended December
   31, 1996............. $49,016,000 $ 96,872,000  $10,324,000  $(125,814,000) $30,398,000
                         =========== ============  ===========  =============  ===========
  Year ended December
   31, 1995............. $34,957,000 $ 76,905,000  $ 4,797,000  $ (67,643,000) $49,016,000
                         =========== ============  ===========  =============  ===========

                               INDEX TO EXHIBITS
                               -----------------

10.4 Agreement, effective January 1, 1998, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.29 Stock Purchase Agreement dated as of December 15, 1997, by and among the Stockholders of Hospital San Pablo, Inc. and Universal Health Services, Inc., and UHS of Puerto Rico, Inc.

10.30 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc.

10.31 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc.

10.32  1992 Stock Option Plan, As Amended.

22.    Subsidiaries of Registrant.

24.    Consent of Independent Public Accountants.

27.    Financial Data Schedule.