Form 10-Q
period 1998-03-31
UNIVERSAL HEALTH SERVICES INC
filed 1998-05-14
CIK 352915

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 1998:

                           Class A            2,059,927
                           Class B           30,376,281
                           Class C              207,230
                           Class D               31,286



                           Page One of Thirteen Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION....................................................                      PAGE NO.
                                                                                                        --------
Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 1998 and 1997..................................                         Three

   Condensed Consolidated Balance Sheets - March 31, 1998
      and December 31, 1997.......................................................                          Four

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1998 and 1997..................................                          Five


   Notes to Condensed Consolidated Financial Statements...........................                     Six & Seven

Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations...............................        Eight, Nine, Ten & Eleven


PART II.  OTHER INFORMATION.......................................................                         Twelve

SIGNATURE.........................................................................                       Thirteen


                           Page Two of Thirteen Pages

                          PART I. FINANCIAL INFORMATION
                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)


                                                                                 THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                          --------------------------
                                                                             1998            1997
                                                                          --------------------------
Net revenues                                                              $ 463,117        $ 340,170

Operating charges:
     Operating expenses                                                     180,951          130,056
     Salaries and wages                                                     161,125          119,747
     Provision for doubtful accounts                                         37,266           23,663
     Depreciation and amortization                                           24,436           19,028
     Lease and rental expense                                                11,405            9,121
     Interest expense, net                                                    6,307            4,956
                                                                          ---------        ---------
                                                                            421,490          306,571
                                                                          ---------        ---------

Income before minority interests and income taxes                            41,627           33,599
Minority interests in earnings of consolidated entities                       1,748             (382)
                                                                          ---------        ---------

Income before income taxes                                                   39,879           33,981
Provision for income taxes                                                   14,229           12,451
                                                                          ---------        ---------

NET INCOME                                                                $  25,650        $  21,530
                                                                          =========        =========


Earnings per common share - basic                                         $    0.79        $    0.67
                                                                          =========        =========

Earnings per common share - diluted                                       $    0.77        $    0.65
                                                                          =========        =========

Weighted average number of common shares - basic                             32,516           32,218
Weighted average number of common share equivalents                             794              749
                                                                          ---------        ---------
Weighted average number of common shares and equivalents - diluted           33,310           32,967
                                                                          =========        =========


  See accompanying notes to these condensed consolidated financial statements.


                          Page Three of Thirteen Pages

                 UNIVERSAL HEALTH SERVICES,INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's omitted)



                                                       MARCH 31,        DECEMBER 31,
                                                       ---------        ------------
                                                         1998               1997
                                                         ----               ----
                                                      (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                        $     8,379         $       332
    Accounts receivable, net                             259,679             180,252
    Supplies                                              36,397              28,214
    Deferred income taxes                                  9,760              11,105
    Other current assets                                  14,063              10,119
                                                     -----------         -----------
          Total current assets                           328,278             230,022
                                                     -----------         -----------

Property and equipment                                 1,129,810             950,961
Less: accumulated depreciation                          (346,908)           (328,881)
                                                     -----------         -----------
                                                         782,902             622,080
Funds restricted for construction                         41,600              41,031
                                                     -----------         -----------
                                                         824,502             663,111
                                                     -----------         -----------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                    268,313             149,814
    Deferred charges                                      12,588              10,852
    Other                                                 31,023              31,550
                                                     -----------         -----------
                                                         311,924             192,216
                                                     -----------         -----------
                                                     $ 1,464,704         $ 1,085,349
                                                     ===========         ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt             $     5,853         $     5,655
    Accounts payable and accrued liabilities             192,487             153,094
    Federal and state taxes                                5,330               1,707
                                                     -----------         -----------
          Total current liabilities                      203,670             160,456
                                                     -----------         -----------

Other noncurrent liabilities                             222,186             125,286
                                                     -----------         -----------
Long-term debt, net of current maturities                419,458             272,466
                                                     -----------         -----------
Deferred Income taxes                                     22,981                 534
                                                     -----------         -----------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,059,929 shares
      outstanding in 1998, 2,059,929 in 1997                  21                  21
    Class B Common Stock, 30,366,960 shares
      outstanding in 1998, 30,122,479 in 1997                304                 301
    Class C Common Stock, 207,230 shares
      outstanding in 1998, 207,230 in 1997                     2                   2
    Class D Common Stock, 31,559 shares
      outstanding in 1998, 32,063 in 1997                     --                  --
    Capital in excess of par, net of deferred
      compensation of $401,000 in 1998
      and $295,000 in 1997                               210,635             200,656
    Retained earnings                                    385,447             325,627
                                                     -----------         -----------
                                                         596,409             526,607
                                                     -----------         -----------
                                                     $ 1,464,704         $ 1,085,349
                                                     ===========         ===========


  See accompanying notes to these condensed consolidated financial statements.


                             Page Four of Thirteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    THREE MONTHS ENDED
                                                                    ------------------
                                                                        MARCH 31,
                                                                        ---------
                                                                  1998              1997
                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  25,650         $  21,530
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                    24,436            19,028
   Provision for self-insurance reserves                           1,324             4,516
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                           (23,430)           (9,588)
   Accrued interest                                               (1,683)           (3,159)
   Accrued and deferred income taxes                              10,144            12,070
   Other working capital accounts                                 16,295             7,916
   Other assets and deferred charges                              (3,114)           (1,929)
   Other                                                          (1,633)              983
   Payments made in settlement of self-insurance claims           (2,243)           (2,354)
                                                               ---------         ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                       45,746            49,013
                                                               ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                         (19,974)          (30,558)
   Proceeds received from partial sale transaction                23,084                --
   Acquisition of business                                      (186,080)               --
                                                               ---------         ---------
  NET CASH USED IN INVESTING ACTIVITIES                         (182,970)          (30,558)
                                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                                        --           (17,488)
   Additional borrowings                                         144,144                --
   Issuance of common stock                                        1,127             1,026
                                                               ---------         ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            145,271           (16,462)
                                                               ---------         ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              8,047             1,993
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       332               288
                                                               ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   8,379         $   2,281
                                                               =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                $   7,990         $   8,115
                                                               =========         =========

  Income taxes paid, net of refunds                            $   4,085         $     381
                                                               =========         =========


  See accompanying notes to these condensed consolidated financial statements.


                           Page Five of Thirteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2)  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The per share amounts for the three months ended March 31, 1997 have been restated to conform to SFAS 128.

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

(4)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $53 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million letter of credit related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.


                           Page Six of Thirteen Pages

(5) ACQUISITIONS

During the first quarter of 1998, the Company acquired three hospitals located in Puerto Rico for an aggregate purchase price of $186 million. The hospitals acquired are located in Bayamon (430-beds), Rio Piedras (160-beds) and Fajardo (180-beds).

In addition, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital, a 148-bed acute care facility for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining interest in the LLCs. Quorum obtained its 27.5% interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility, and $23 million in cash to the LLCs. As a result of this partial sale transaction, the Company recorded a pre-tax gain of approximately $55 million ($34 million after-tax) that was recorded as a capital contribution to the Company in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 51. The Company does not expect this transaction to have a material impact on its 1998 results of operations.


                          Page Seven of Thirteen Pages

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
                                   CONDITION


RESULTS OF OPERATIONS

Net revenues increased 36% to $463 million for the three months ended March 31, 1998 as compared to $340 million for the three months ended March 31, 1997. The $123 million increase in net revenues during the 1998 first quarter as compared to the comparable 1997 quarter was due primarily to: (i) the acquisition of an 80% interest in a 501-bed acute care facility during the third quarter of 1997, the opening of a newly constructed 148-bed acute care facility which opened during the fourth quarter of 1997 and four acute care facilities acquired during the first quarter of 1998 (see Note 5) ($88 million), and; (ii) revenue growth at acute care and behavioral health care facilities owned during both periods ($25 million).

Earnings before interest, income taxes, depreciation, amortization, lease and rental expense and minority interests in earnings of consolidated entities (EBITDAR) increased 26% or $17 million to $84 million for the three months ended March 31, 1998 as compared to $67 million during the three months ended March 31, 1997. Overall operating margins were 18.1% during the 1998 first quarter as compared to 19.6% during the 1997 comparable quarter. The decrease in the Company's overall operating margin in 1998 first quarter as compared to 1997 first quarter was due primarily to lower operating margins at the acute care facilities acquired within the last twelve months and the opening of a newly constructed 129-bed acute care facility located in Edinburg, Texas during the third quarter of 1997 and the opening of a newly constructed 148-bed acute care facility in Summerlin, Nevada which opened during the fourth quarter of 1997.


ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 88% and 85% of consolidated net revenues for the three months ended March 31, 1998 and 1997, respectively. Net revenues at the Company's acute care facilities owned in both periods increased 8% in the 1998 first quarter as compared to the 1997 first quarter due primarily to an increase in admissions and patient days at these facilities. Inpatient admissions and patient days at these facilities increased 6% and 2%, respectively, during the first quarter of 1998 over the comparable prior year period while the average length of stay decreased 4% to 4.8 days during the three months ended March 31, 1998 as compared to 5.0 days during the three months ended March 31, 1997.

The decrease in the average length of stay at the Company's facilities during the past three years was due primarily to improvement in case management of Medicare and Medicaid patients and an increasing shift of patients into managed care plans which generally have lower lengths of stay. In addition to an increase in inpatient admissions and patient days, the Company's outpatient activity continues to increase as gross outpatient revenues at acute care facilities owned during both periods increased 12% for the three months ended March 31, 1998 as compared to the comparable 1997 period and comprised 25% of the Company's acute care gross patient revenues in both periods.


                          Page Eight of Thirteen Pages

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


BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health facilities accounted for 12% of consolidated net revenues for the three months ended March 31, 1998 and 14% of consolidated net revenues for the three months ended March 31, 1997. Net revenues at the Company's behavioral health facilities owned in both periods increased 8% in the 1998 first quarter as compared to the 1997 first quarter. Admissions at these facilities increased 11% during the three month period ended March 31, 1998 as compared to the comparable prior year period. Patient days at the Company's behavioral health facilities owned during both periods increased 6% in the 1998 first quarter as compared to the 1997 first quarter and the average length of stay decreased 5% to 11.0 days in the 1998 quarter as compared to 11.6 days in the 1997 quarter.

The continued reduction in the average length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by continuing to develop and market new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned in both periods increased 10% in the 1998 first quarter as compared to the comparable 1997 quarter and comprised 18% of behavioral health gross patient revenues in both periods.

OTHER OPERATING RESULTS

The Company recorded minority interest expense/(income) in earnings/losses of consolidated entities amounting to $1.7 million for the three months ended March 31, 1998 and ($400,000) for the three months ended March 31, 1997. The minority interest expense recorded during the 1998 quarter includes the minority ownership share of three acute care facilities located in Las Vegas, Nevada, The George Washington University Hospital in Washington, DC and various outpatient surgery and radiation therapy centers and specialized women's health centers. The minority interest income recorded during the 1997 quarter includes the minority interest share of various outpatient surgery and radiation therapy centers and specialized women's health centers.

Depreciation and amortization expense increased 28% or $5 million for the three months ended March 31, 1998 as compared to the comparable prior year period due primarily to the 1997 and 1998 acquisitions mentioned above and the opening of the newly constructed acute care facilities during the third and fourth quarters of 1997.

Interest expense increased 27% or $1 million during the 1998 first quarter as compared to the comparable 1997 period due to the increased borrowings used to partially finance the 1997 and 1998 acquisitions mentioned above.

The effective tax rate was 36% and 37% for the three months ended March 31, 1998 and 1997. respectively.


                           Page Nine of Thirteen Pages

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 48% and 51% of the Company's net patient revenues for the three months ended March 31, 1998 and 1997, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there will be no increases in the rates paid to hospitals for inpatient care through September 30, 1998. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. The Company does not expect the changes mandated by the 1997 Act to result in a material adverse effect on its operating results. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact upon the Company and the healthcare industry.

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursements from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $8.6 million for the three months ended March 31, 1998 and $8.1 million for the three months ended March 31, 1997 received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1998 and the Company cannot predict whether these programs will continue beyond their scheduled termination date. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. In 1997, the Company began establishing processes for evaluating and managing the risks and costs associated with this problem. These processes include arrangements with the Company's major outsourcing vendor to modify its computer system programming to allow for year 2000 processing capability. Such modifications are expected to be completed by the end of 1998. Spending for these modifications has been and will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations. The Company also expects that certain medical and related equipment that cannot be made year 2000 compliant will need to be replaced, but does not expect the cost of such replacement to be material.


                           Page Ten of Thirteen Pages

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $46 million for the three months ended March 31, 1998 and $49 million for the three months ended March 31, 1997. The $3 million decrease during the 1998 three month period as compared to the comparable prior year period was primarily attributable to a $13 million increase in accounts receivable partially offset by a $6 million increase in the net income plus the addback of the non-cash charges (depreciation, amortization, provision for self-insurance reserves and other non-cash charges) and $4 million of other favorable net working capital changes.

During the first quarter of 1998, the Company completed its acquisition of three acute care hospitals located in Puerto Rico for a combined purchase price of $186 million. The hospitals acquired are located in Bayamon (430-beds), Rio Piedras (160-beds) and Fajardo (180-beds). These acquisitions were financed with funds borrowed under the Company's revolving credit facility. Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital Medical Center, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility and $23 million of cash to the LLCs. As a result of this partial sale transaction, the Company recorded a pre-tax gain of approximately $55 million (approximately $34 million after-tax) that was recorded as a capital contribution to the Company in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 51. The Company does not expect this transaction to have a material impact on its 1998 results of operations. Also during the first quarter of 1998, the Company spent approximately $20 million to finance capital expenditures at its existing hospitals.

As of March 31, 1998 the Company had approximately $79 million of unused borrowing capacity under the terms of its $300 million revolving credit facility which matures in July 2002 and no unused borrowing capacity under the terms of its $75 million commercial paper credit facility.

The Company expects to finance all capital expenditures and acquisitions with a combination of internally generated funds and funds raised from outside sources. Additional funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of securities.

FORWARD-LOOKING STATEMENTS

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities, possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payers, the ability to attract and retain qualified personnel, including physicians, the ability of the Company to successfully integrate its recent acquisitions and the Company's ability to finance growth on favorable terms. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                          Page Eleven of Thirteen Pages

                           PART II. OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       10.1 Supplemental Indenture Dated as of January 1, 1998 to Indenture Dated as of July 15, 1995 between Universal Health Services, Inc. and PNC BANK, National Association, Trustee.

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



                                       Universal Health Services, Inc.
                                           (Registrant)






Date:  May 13, 1998                    /s/ Kirk E. Gorman
                                       ------------------
                                       Kirk E. Gorman, Senior Vice President and
                                       Chief Financial Officer


                                       (Principal Financial Officer and
                                       Duly Authorized Officer).


                         Page Thirteen of Thirteen Pages