Form 10-Q
period 1998-06-30
UNIVERSAL HEALTH SERVICES INC
filed 1998-08-13
CIK 352915

================================================================================
                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                           -------------  -----------
             Commission file number 0-10454

                         UNIVERSAL HEALTH SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                              23-2077891
-------------------------------           -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 1998:

                               Class A    2,058,929
                               Class B   30,410,054
                               Class C      207,230
                               Class D       29,926

================================================================================

                           Page One of Fourteen Pages

                         UNIVERSAL HEALTH SERVICES, INC.
                         -------------------------------

                                    I N D E X
                                    ---------


PART I.  FINANCIAL INFORMATION..........................................PAGE NO.
                                                                        --------
Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three and Six Months Ended June 30, 1998 and 1997...................Three

   Condensed Consolidated Balance Sheets - June 30, 1998
      and December 31, 1997................................................Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1998 and 1997..............................Five


   Notes to Condensed Consolidated Financial Statements.............Six & Seven

Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations........Eight, Nine, Ten, Eleven & Twelve

PART II.  OTHER INFORMATION............................................Thirteen

SIGNATURE..............................................................Fourteen


                           Page Two of Fourteen Pages

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                     (000s omitted except per share amounts)
                      -------------------------------------
                                   (unaudited)



                                                                               Three Months                  Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                  -----------------------------    -----------------------------
                                                                       1998              1997           1998            1997
                                                                  -----------------------------    -----------------------------

Net revenues                                                        $ 474,558       $ 343,826        $ 937,675       $ 683,996

Operating charges:
     Operating expenses                                               195,125         136,412          376,076         266,468
     Salaries and wages                                               165,721         119,138          326,846         238,885
     Provision for doubtful accounts                                   32,990          27,450           70,256          51,113
     Depreciation and amortization                                     26,272          19,815           50,708          38,843
     Lease and rental expense                                          12,172           9,307           23,577          18,428
     Interest expense, net                                              7,083           5,384           13,390          10,340
                                                                    ---------       ---------        ---------       ---------
                                                                      439,363         317,506          860,853         624,077
                                                                    ---------       ---------        ---------       ---------

Income before minority interests and income taxes                      35,195          26,320           76,822          59,919
Minority interests in earnings of consolidated entities                 3,526            (147)           5,274            (529)
                                                                    ---------       ---------        ---------       ---------

Income before income taxes                                             31,669          26,467           71,548          60,448
Provision for income taxes                                             11,208           9,560           25,437          22,011

                                                                    ---------       ---------        ---------       ---------
Net income                                                          $  20,461       $  16,907        $  46,111       $  38,437
                                                                    =========       =========        =========       =========


Earnings per common share - basic                                   $    0.63       $    0.52        $    1.42       $    1.19
                                                                    =========       =========        =========       =========

Earnings per common share - diluted                                 $    0.61       $    0.51        $    1.38       $    1.16
                                                                    =========       =========        =========       =========

Weighted average number of common shares - basic                       32,626          32,318           32,571          32,268
Weighted average number of common share equivalents                       874             785              834             767
                                                                    ---------       ---------        ---------       ---------
Weighted average number of common shares and equiv. - diluted          33,500          33,103           33,405          33,035
                                                                    =========       =========        =========       =========



  See accompanying notes to these condensed consolidated financial statements.



                          Page Three of Fourteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                                 (000's omitted)
                                 ---------------

                                                      JUNE 30,        DECEMBER 31,
                                                      --------        ------------
                                                        1998              1997
                                                        ----              ----
                                                    (UNAUDITED)
                      ASSETS
                      ------
CURRENT ASSETS:
    Cash and cash equivalents                       $     2,704        $       332
    Accounts receivable, net                            252,530            180,252
    Supplies                                             36,655             28,214
    Deferred income taxes                                20,224             11,105
    Other current assets                                 11,292             10,119
                                                    -----------        -----------
          Total current assets                          323,405            230,022
                                                    -----------        -----------

Property and equipment                                1,131,724            950,961
Less: accumulated depreciation                         (361,008)          (328,881)
                                                    -----------        -----------
                                                        770,716            622,080
Funds restricted for construction                        42,197             41,031
                                                    -----------        -----------
                                                        812,913            663,111
                                                    -----------        -----------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                   278,700            149,814
    Deferred charges                                     14,686             10,852
    Other                                                29,816             31,550
                                                    -----------        -----------
                                                        323,202            192,216
                                                    -----------        -----------
                                                    $ 1,459,520        $ 1,085,349
                                                    ===========        ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt            $     4,895        $     5,655
    Accounts payable and accrued liabilities            180,968            153,094
    Federal and state taxes                               -----              1,707
                                                    -----------        -----------
          Total current liabilities                     185,863            160,456
                                                    -----------        -----------

Other noncurrent liabilities                            212,578            125,286
                                                    -----------        -----------
Long-term debt, net of current maturities               418,435            272,466
                                                    -----------        -----------
Deferred income taxes                                    23,638                534
                                                    -----------        -----------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,058,929 shares
      outstanding in 1998, 2,059,929 in 1997                 21                 21
    Class B Common Stock, 30,405,884 shares
      outstanding in 1998, 30,122,479 in 1997               304                301
    Class C Common Stock, 207,230 shares
      outstanding in 1998, 207,230 in 1997                    2                  2
    Class D Common Stock, 30,170 shares
      outstanding in 1998, 32,063 in 1997                 -----              -----
    Capital in excess of par, net of deferred
      compensation of $327,000 in 1998
      and $295,000 in 1997                              246,941            200,656
    Retained earnings                                   371,738            325,627
                                                    -----------        -----------
                                                        619,006            526,607
                                                    -----------        -----------
                                                    $ 1,459,520        $ 1,085,349
                                                    ===========        ===========

  See accompanying notes to these condensed consolidated financial statements.

                           Page Four of Fourteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                           (000s omitted - unaudited)

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                              JUNE 30,
                                                                     1998               1997
                                                                 ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  46,111        $  38,437
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                         50,708           38,843
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                (16,692)          (4,042)
   Accrued interest                                                       811             (149)
   Accrued and deferred income taxes                                   (3,208)            (773)
   Other working capital accounts                                       9,590           10,424
   Other assets and deferred charges                                   (4,605)          (4,555)
   Other                                                                3,866            5,118
   Accrued insurance expense, net of commercial premiums paid           4,201            8,874
   Payments made in settlement of self-insurance claims               (12,551)         (12,554)
                                                                    ---------        ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                            78,231           79,623
                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                              (44,447)         (66,736)
   Proceeds received from partial sale transaction, net                11,185             ----
   Acquisition of business                                           (186,080)            ----
                                                                    ---------        ---------
  NET CASH USED IN INVESTING ACTIVITIES                              (219,342)         (66,736)
                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                                           ----          (13,751)
   Additional borrowings                                              142,209             ----
   Issuance of common stock                                             1,274            1,198
                                                                    ---------        ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 143,483          (12,553)
                                                                    ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                   2,372              334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            332              288
                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   2,704        $     622
                                                                    =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                     $  12,579        $  10,489
                                                                    =========        =========

  Income taxes paid, net of refunds                                 $  29,083        $  22,784
                                                                    =========        =========


  See accompanying notes to these condensed consolidated financial statements.

                           Page Five of Fourteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

(2)  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The per share amounts for the three and six months ended June 30, 1997 have been restated to conform to SFAS 128.

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

(4)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $54 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million letter of credit related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.


                           Page Six of Fourteen Pages

(5)  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective as of the beginning of fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after the issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 (and at the company's election, before January 1, 1998).

The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase the volatility in earnings and other comprehensive income.


                          Page Seven of Fourteen Pages

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
                               FINANCIAL CONDITION


RESULTS OF OPERATIONS
---------------------

Net revenues increased 38% or $131 million for the three months ended June 30, 1998 and 37% or $254 million for the six months ended June 30, 1998, over the comparable prior year periods. The increase in net revenues during the three and six month periods ended June 30, 1998 as compared to the comparable 1997 periods was due primarily to: (i) the acquisition of an 80% interest in a 501-bed acute care facility during the third quarter of 1997, the opening of a newly constructed 148-bed acute care facility which opened during the fourth quarter of 1997 and the acquisition of three acute care facilities located in Puerto Rico (one of which opened in April, 1998) and one acute care facility located in Las Vegas which were acquired during the first quarter of 1998 ($110 million for the three months ended June 30 and $199 million for the six months ended June
30), and; (ii) revenue growth at acute care and behavioral health care facilities owned during both periods ($12 million for the three months ended June 30 and $38 million for the six months ended June 30).

Earnings before interest, income taxes, depreciation, amortization and lease rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased 33% or $20 million to $81 million for the three months ended June 30, 1998 as compared to $61 million during the three months ended June 30, 1997. For the six months ended June 30, 1998, EBITDAR increased 29% or $37 million to $164 million as compared to $128 million during the six months ended June 30, 1997.

Overall operating margins were 17.0% and 17.7% for the three month periods ended June 30, 1998 and 1997 and 17.5% and 18.6% for the six month periods ended June 30, 1998 and 1997, respectively. The decrease in the Company's overall operating margin during the three and six month periods ended June 30, 1998 as compared to the comparable prior year periods was due primarily to lower operating margins at three of the acute care facilities acquired within the last twelve months (one located in Washington, DC and two located in Puerto Rico) and the opening of three acute care facilities subsequent to the second quarter of 1997 (located in Texas, Nevada and Puerto Rico). The lower operating margin experienced during the second quarter of 1998 was partially due to a delay in Medicare certification (not received until late May, 1998) at an acute care facility located in Puerto Rico which was opened in April, 1998.

ACUTE CARE SERVICES
-------------------

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 86% and 84% of consolidated net revenues for the three months ended June 30, 1998 and 1997 and 87% and 84% of consolidated net revenues for the six months ended June 30, 1998 and 1997, respectively. Net revenues at the Company's acute care facilities owned in both periods increased 3% and 5% during the three and six months ended June 30, 1998 as compared to the comparable prior year periods due primarily to an increase in admissions at these facilities. Inpatient admissions at these facilities increased 4% and 5% for the three and six months ended June 30, 1998, respectively, as compared to the comparable prior year periods. Despite the increase in inpatient admissions, patient days at these facilities decreased 2% during the three months ended June 30, 1998 and remained unchanged during the six months ended June 30, 1998, as compared to the comparable prior year periods, due to a decrease in the average length of stay. The average length of stay decreased 6% to 4.6 days during the three months ended June 30, 1998 as compared to 4.9 days during the three months ended June 30, 1997 and decreased 5% to 4.7 days during the six months ended June 30, 1998 as compared to 5.0 days during the six months ended June 30, 1997.


                          Page Eight of Fourteen Pages

The decrease in the average length of stay at the Company's facilities was due primarily to improvement in case management of Medicare and Medicaid patients and an increasing shift of patients into managed care plans which generally have lower lengths of stay. In addition to an increase in inpatient admissions, the Company's outpatient activity continues to increase as gross outpatient revenues at acute care facilities owned during both periods increased 12% for the three and six months ended June 30, 1998 as compared to the comparable 1997 periods and comprised 26% of the Company's acute care gross patient revenues for the three and six months ended June 30, 1998 and 1997.

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

BEHAVIORAL HEALTH SERVICES
--------------------------

Net revenues from the Company's behavioral health facilities accounted for 13% and 16% of consolidated net revenues for the three months ended June 30, 1998 and 1997 and 13% and 15% of consolidated net revenues for the six months ended June 30, 1998 and 1997, respectively. Net revenues at the Company's behavioral health facilities owned in both periods increased 8% during the three and six month periods ended June 30, 1998 as compared to the comparable prior year periods due primarily to an increase in inpatient admissions. Inpatient admissions at these facilities increased 19% and 15% during the three and six month periods ended June 30, 1998, respectively, as compared to the comparable prior year periods. Patient days at the Company's behavioral health facilities owned during both periods increased 10% and 8% during the three and six month periods ended June 30, 1998, respectively, as compared to the comparable prior year periods. The average length of stay at the facilities owned in both periods decreased 8% to 11.5 days during the three month period ended June 30, 1998 from
12.4 days in the comparable prior year period and decreased 6% to 11.3 days during the six months ended June 30, 1998 as compared to 12.0 days during the comparable prior year period.

The continued reduction in the average length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by continuing to develop and market new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned in both periods increased 20% and 15% during the three and six months ended June 30, 1998 as compared to the comparable prior year periods and comprised 21% of behavioral health gross patient revenues for the three and six month periods ended June 30, 1998 as compared to 20% during the three and six month periods ended June 30, 1997.

OTHER OPERATING RESULTS
-----------------------

The Company recorded minority interest expense/(income) in earnings or (losses) of consolidated entities amounting to $3.5 million and ($147,000) for the three months ended June 30, 1998 and 1997 and $5.3 million and ($529,000) for the six month periods ended June 30, 1998 and 1997, respectively. The minority interest expense recorded during the 1998 three and six month periods consists primarily

                           Page Nine of Fourteen Pages
of the minority ownership's share of the net income of four acute care facilities, three of which are located Las Vegas, Nevada and one located in Washington, DC.

Depreciation and amortization expense increased 33% or $6 million for the three months ended June 30, 1998 and 31% or $12 million for the six months ended June 30, 1998 as compared to the comparable prior year periods, due primarily to the 1997 and 1998 acquisitions mentioned above and the opening of the newly constructed acute care facilities during the third and fourth quarters of 1997.

Interest expense increased 32% or $2 million during the three month period ended June 30, 1998 and 30% or $3 million during the six month period ended June 30, 1998 as compared to the comparable 1997 periods due primarily to the increased borrowings used to partially finance the 1997 and 1998 acquisitions mentioned above.

The effective tax rate was 35.4% and 36.1% for the three months ended June 30, 1998 and 1997, respectively, and 35.6% and 36.4% for the six month periods ended June 30, 1998 and 1997, respectively.

GENERAL TRENDS
--------------

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 46% and 52% of the Company's net patient revenues for the three months ended June 30, 1998 and 1997 and 47% and 51% of the Company's net patient revenues for the six months ended June 30, 1998 and 1997, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group ("DRG") for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there will be no increases in the rates paid to hospitals for inpatient care through September 30, 1998. The Company expects that the modest rate increases that will take effect on October 1, 1998 will be largely offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost reimbursed to a prospective payment system and from lower DRG payments on certain patient transfers as mandated by the 1997 Act. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact upon the Company and the healthcare industry.

In Texas, a law has been passed which mandates that the state apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursements from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $8.6 million and $8.3 million for the three months ended June 30, 1998 and 1997 and $17.2 million and $16.5 million for the six months ended June 30, 1998 and 1997, respectively, received pursuant to the terms of these programs. These programs, which have recently been renewed, are scheduled to terminate in the third quarter of 1999 and the Company cannot predict whether these programs will continue beyond their scheduled termination date. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the


                           Page Ten of Fourteen Pages
percentage of its business from managed care programs, including HMOs and PPOs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs, certain building infrastructure components (including elevators, alarm systems and certain HVAC systems) and certain computer aided medical equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of operations or medical equipment malfunctions that could affect patient diagnosis and treatment.

The Company has undertaken steps to identify areas of concern and potential remedies, prioritize needs, estimate costs and begin work either to repair or replace data processing software and hardware affected by Year 2000 issues. The cost associated with addressing Year 2000 related problems is not expected to be material. However, measurement of the costs has not been completed. The solutions either involve replacement or repair of the affected software, hardware and equipment. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to the Company's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred.

The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. Furthermore, the Company has initiated formal communications with its significant suppliers and large payors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have a material adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities was $78 million and $80 million for the six months ended June 30, 1998 and 1997, respectively. The $2 million decrease during the 1998 six month period as compared to the comparable prior year period was primarily attributable to a $13 million increase in accounts receivable (due primarily to the opening of three acute care facilities subsequent to the second quarter of 1997) and $9 million of other unfavorable net working capital changes partially offset by a $20 million increase in the net income plus the addback of depreciation and amortization expense.

During the first quarter of 1998, the Company completed its acquisition of three acute care hospitals located in Puerto Rico for a combined purchase price of $186 million which was financed with borrowings under the Company's revolving credit facility. Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital Medical Center, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility and $11 million of net cash to the LLCs. As a result of this partial sale transaction, the Company recorded a pre-tax gain of approximately $55 million (approximately $35 million after-tax) that was recorded as a capital contribution to the Company in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 51. The Company does not expect this merger to have a material impact on its 1998 results of operations. Also during the first six months of 1998, the Company spent

                          Page Eleven of Fourteen Pages
approximately $44 million to finance capital expenditures at its existing hospitals as compared to $67 million in the prior year six month period. Included in the capital expenditures for the six months ended June 30, 1997 was $38 million spent on the construction of a new acute care facility located in Summerlin, Nevada and a new acute care facility located in Edinburg, Texas which opened in the third and fourth quarters of 1997.

During the second quarter of 1998, the Company amended its revolving credit agreement to increase the borrowing capacity to $400 million from $300 million. As of June 30, 1998, the Company had approximately $176 million of unused borrowing capacity under the terms of its $400 million revolving credit facility, as amended, which matures in July 2002 and no unused borrowing capacity under the terms of its $75 million commercial paper credit facility.

The Company expects to finance all capital expenditures and acquisitions with a combination of internally generated funds and funds raised from outside sources. Additional funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of securities.

FORWARD-LOOKING STATEMENTS
--------------------------

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


                                Page Twelve of Fourteen Pages

                           PART II. OTHER INFORMATION
                           --------------------------

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

(a) The following information relates to matters submitted to the stockholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 20, 1998.

(b) Not applicable.

(c) At the meeting the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

    Adoption of the Amendment and Restatement of the Company's 1992 Stock Option Plan

    Votes cast in favor     24,562,987
    Votes cast against         707,857
    Votes abstained              5,656
    Broker non-votes                 0


    Election by Class A & Class C stockholders of one
    Class II Director, Anthony Pantaleoni:
    Votes cast in favor     2,262,229
    Votes withheld                 0


    Election by Class B and Class D stockholders of one
    Class II Director, Robert H. Hotz:

    Votes cast in favor       26,837,805
    Votes withheld               437,137

(d)   Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     10.1 Amendment dated as of June 29, 1998 to the Credit Agreement dated as of July 8,1997 among UNIVERSAL HEALTH SERVICES, INC., the BANKS party thereto and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as the Agent.

     27. Financial Data Schedule

(b)  Reports on Form 8-K

     None

11. Statement re computation of per share earnings is set forth on Page six in
Note 2 of the Notes to Condensed Consolidated Financial Statements.

                All other items of this Report are inapplicable.



                         Page Thirteen of Fourteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Universal Health Services, Inc.
                                         (Registrant)






Date:  August 12, 1998                /s/ Kirk E. Gorman
                                      -------------------------------
                                      Kirk E. Gorman, Senior Vice President and
                                      Chief Financial Officer


                                      (Principal Financial Officer and
                                       Duly Authorized Officer).


                         Page Fourteen of Fourteen Pages