Form 10-Q
period 1998-09-30
UNIVERSAL HEALTH SERVICES INC
filed 1998-11-12
CIK 352915

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ------------  ----------
                         Commission file number 0-10454

                         UNIVERSAL HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          23-2077891
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 1998:

                                Class A   2,058,929
                                Class B  30,449,993
                                Class C     207,230
                                Class D      29,220

                            Page One of Fifteen Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X


PART I.  FINANCIAL INFORMATION..............................................................PAGE NO.

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three and Nine Months Ended September 30, 1998 and 1997...................                Three

   Condensed Consolidated Balance Sheets - September 30, 1998
      and December 31, 1997.....................................................                Four

   Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1998 and 1997.............................                Five


   Notes to Condensed Consolidated Financial Statements.........................                Six & Seven

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............................                Eight, Nine, Ten, Eleven,
                                                                                                Twelve, & Thirteen


PART II.  OTHER INFORMATION.....................................................                Fourteen

SIGNATURE.......................................................................                Fifteen

                            Page Two of Fifteen Pages

PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)



                                                                       Three Months                        Nine Months
                                                                    Ended September 30,                  Ended September 30,
                                                                   ---------------------              ----------------------
                                                                   1998             1997              1998             1997
                                                                   ----             ----              ----             ----
Net revenues                                                   $   456,090      $   362,377       $ 1,393,765      $ 1,046,373
Operating charges:
     Operating expenses                                            192,055          147,992           568,131          414,460
     Salaries and wages                                            165,547          129,489           492,393          368,374
     Provision for doubtful accounts                                31,116           29,080           101,372           80,193
     Depreciation and amortization                                  27,160           20,055            77,868           58,898
     Lease and rental expense                                       11,232           10,041            34,809           28,469
     Interest expense, net                                           7,139            4,566            20,529           14,906
                                                               -----------      -----------       -----------      -----------
                                                                   434,249          341,223         1,295,102          965,300
                                                               -----------      -----------       -----------      -----------
Income before minority interests and income taxes                   21,841           21,154            98,663           81,073
Minority interests in earnings (losses) of consolidated
 entities                                                            1,413             (725)            6,687           (1,254)
                                                               -----------      -----------       -----------      -----------
Income before income taxes                                          20,428           21,879            91,976           82,327
Provision for income taxes                                           7,035            8,060            32,472           30,071
                                                               -----------      -----------       -----------      -----------
Net income                                                     $    13,393      $    13,819       $    59,504      $    52,256
                                                               ===========      ===========       ===========      ===========

Earnings per common share - basic                              $      0.41      $      0.43       $      1.83      $      1.62
                                                               ===========      ===========       ===========      ===========
Earnings per common share - diluted                            $      0.40      $      0.42       $      1.78      $      1.58
                                                               ===========      ===========       ===========      ===========
Weighted average number of common shares - basic                    32,643           32,346            32,595           32,294
Weighted average number of common share equivalents                    690              782               786              772
                                                               -----------      -----------       -----------      -----------
Weighted average number of common shares and equiv. -
 diluted                                                            33,333           33,128            33,381           33,066
                                                               ===========      ===========       ===========      ===========

  See accompanying notes to these condensed consolidated financial statements.

                           Page Three of Fifteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)


                                                    SEPTEMBER 30,        DECEMBER 31,
                                                         1998                1997
                                                         ----                ----
                                                     (UNAUDITED)
                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                        $     3,340         $       332
    Accounts receivable, net                             265,163             180,252
    Supplies                                              37,283              28,214
    Deferred income taxes                                 17,968              11,105
    Other current assets                                  12,153              10,119
                                                     -----------         -----------
          Total current assets                           335,907             230,022
                                                     -----------         -----------
Property and equipment                                 1,156,881             950,961
Less: accumulated depreciation                          (380,943)           (328,881)
                                                     -----------         -----------
                                                         775,938             622,080
Funds restricted for construction                         42,803              41,031
                                                     -----------         -----------
                                                         818,741             663,111
                                                     -----------         -----------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                    274,569             149,814
    Deferred charges                                      13,024              10,852
    Other                                                 26,851              31,550
                                                     -----------         -----------
                                                         314,444             192,216
                                                     -----------         -----------
                                                     $ 1,469,092         $ 1,085,349
                                                     ===========         ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt             $     4,526         $     5,655
    Accounts payable and accrued liabilities             196,696             153,094
    Federal and state taxes                                   --               1,707
                                                     -----------         -----------
          Total current liabilities                      201,222             160,456
                                                     -----------         -----------

Other noncurrent liabilities                             209,961             125,286
                                                     -----------         -----------
Long-term debt, net of current maturities                405,971             272,466
                                                     -----------         -----------
Deferred income taxes                                     25,390                 534
                                                     -----------         -----------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,058,929 shares
      outstanding in 1998, 2,059,929 in 1997                  21                  21
    Class B Common Stock, 30,306,715 shares
      outstanding in 1998, 30,122,479 in 1997                303                 301
    Class C Common Stock, 207,230 shares
      outstanding in 1998, 207,230 in 1997                     2                   2
    Class D Common Stock, 29,269 shares
      outstanding in 1998, 32,063 in 1997                     --                  --
    Capital in excess of par, net of deferred
      compensation of $238 in 1998
      and $295 in 1997                                   241,091             200,656
    Retained earnings                                    385,131             325,627
                                                     -----------         -----------
                                                         626,548             526,607
                                                     -----------         -----------
                                                     $ 1,469,092         $ 1,085,349
                                                     ===========         ===========

  See accompanying notes to these condensed consolidated financial statements.

                           Page Four of Fifteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 -----------------------
                                                                                 1998               1997
                                                                                 ----               ----
Cash Flows from Operating Activities:
  Net income                                                                   $  59,504         $  52,256
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation & amortization                                                    77,868            58,898
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                           (28,875)           (1,148)
   Accrued interest                                                               (2,024)           (3,179)
   Accrued and deferred income taxes                                                 971             7,363
   Other working capital accounts                                                 25,765            34,506
   Other assets and deferred charges                                                (497)             (464)
   Other                                                                           1,363             5,088
   Accrued insurance expense, net of commercial premiums paid                      7,688            14,515
   Payments made in settlement of self-insurance claims                          (15,191)          (13,652)
                                                                               ---------         ---------
  Net cash provided by operating activities                                      126,572           154,183
                                                                               ---------         ---------

Cash Flows from Investing Activities:
   Property and equipment additions, net                                         (71,055)         (103,703)
   Proceeds received from partial sale transaction, net                           10,955                --
   Acquisition of business                                                      (188,280)           (3,218)
   Funds restricted for construction related to acquisition of business               --           (40,000)
   Proceeds received from sale or disposition of assets                               --             4,000
                                                                               ---------         ---------
  Net cash used in investing activities                                         (248,380)         (142,921)
                                                                               ---------         ---------

Cash Flows from Financing Activities:
   Reduction of long-term debt                                                        --            (5,016)
   Additional borrowings                                                         129,376                --
   Issuance of common stock                                                        1,487             1,385
   Repurchase of common shares                                                    (6,047)               --
                                                                               ---------         ---------
  Net cash provided by (used in) financing activities                            124,816            (3,631)
                                                                               ---------         ---------

Increase in cash and cash equivalents                                              3,008             7,631
Cash and cash equivalents, Beginning of Period                                       332               288
                                                                               ---------         ---------
Cash and cash equivalents, End of Period                                       $   3,340         $   7,919
                                                                               =========         =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                $  22,553         $  18,085
                                                                               =========         =========

  Income taxes paid, net of refunds                                            $  32,025         $  22,708
                                                                               =========         =========

  See accompanying notes to these condensed consolidated financial statements.

                           Page Five of Fifteen Pages

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

(2)  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share (EPS). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. The per share amounts for the three and nine months ended September 30, 1997 have been restated to conform to SFAS 128.

(3)  OTHER LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability and workers' compensation reserves. Effective January 1, 1998, the Company is covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $4 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. Prior to January, 1998, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers.

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

                            Page Six of Fifteen Pages

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

                           Page Seven of Fifteen Pages

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION


RESULTS OF OPERATIONS

Net revenues increased 26% or $94 million for the three months ended September 30, 1998 and 33% or $347 million for the nine months ended September 30, 1998, over the comparable prior year periods. The increase in net revenues during the three and nine month periods ended September 30, 1998 as compared to the comparable 1997 periods was due primarily to: (i) the acquisition of an 80% interest in a 501-bed acute care facility during the third quarter of 1997, the opening of a newly constructed 148-bed acute care facility which opened during the fourth quarter of 1997 and the acquisition of three acute care facilities located in Puerto Rico (one of which opened in April, 1998) and one acute care facility located in Las Vegas which were acquired during the first quarter of 1998 ($81 million for the three months ended September 30 and $280 million for the nine months ended September 30), and; (ii) revenue growth at the behavioral health care facilities owned during both quarters ended September 30, 1998 and 1997 ($4 million) and revenue growth at acute care and behavioral health care facilities owned during both nine month periods ended September 30, 1998 and 1997 ($41 million).

During the third quarter of 1998, the Company suffered property damage and curtailed business at its three hospitals in Puerto Rico and its four hospitals in Louisiana as a result of Hurricane Georges. As a result of the Hurricane, the Company incurred an estimated adverse pre-tax financial effect of $5.5 million. The Company can not at this time estimate how much of this expense will be recovered from its property and business interruption insurance policies. All electrical power and water service has been restored to all of these hospitals and each have resumed normal operations.

Including the estimated adverse financial effects of Hurricane Georges, earnings before interest, income taxes, depreciation, amortization and lease rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased 21% or $11 million to $67 million for the three months ended September 30, 1998 as compared to $56 million during the three months ended September 30, 1997. For the nine months ended September 30, 1998, EBITDAR increased 27% or $49 million to $232 million as compared to $183 million during the nine months ended September 30, 1997.

Excluding the estimated adverse financial effects of Hurricane Georges, earnings before interest, income taxes, depreciation, amortization and lease rental expense (before deducting minority interests in earnings of consolidated entities) increased 31% or $17 million to $73 million for the three months ended September 30, 1998 and 29% or $54 million to $237 million for the nine months ended September 30,1998 over the comparable prior year periods.

Including the estimated adverse financial effects of Hurricane Georges, overall operating margins were 14.8% and 15.4% for the three month periods ended September 30, 1998 and 1997 and 16.6% and 17.5% for the nine month periods ended September 30, 1998 and 1997, respectively. Excluding the estimated adverse financial effects of Hurricane Georges, overall operating margins were 15.9% and 15.4% for the three month periods ended September 30, 1998 and 1997 and 17.0% and 17.5% for the nine month periods ended September 30, 1998 and 1997, respectively.

The decrease in the Company's overall operating margin, excluding the effects of Hurricane Georges, during the nine month period ended September 30, 1998 as compared to the comparable prior year periods was due primarily to lower operating margins at three of the acute care facilities acquired within the last twelve months (one located in Washington, DC and two located in Puerto Rico) and the opening of three acute care facilities subsequent to the second quarter of 1997 (located in Texas, Nevada and Puerto Rico).

                           Page Eight of Fifteen Pages

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 87% and 85% of consolidated net revenues for the three and nine month periods ended September 30, 1998 and 1997, respectively. Net revenues at the Company's acute care facilities owned in both periods remained relatively unchanged during the three months ended September 30, 1998 as compared to the comparable prior year period. During the nine month periods ended September 30, 1998 and 1997, net revenues at the Company's acute care facilities owned in both periods increased 3% during the 1998 period as compared to the comparable prior year period. Inpatient admissions at these facilities increased 3% and 4% for the three and nine months ended September 30, 1998, respectively, as compared to the comparable prior year periods. Patient days at these facilities remained unchanged during the three and nine month periods ended September 30, 1998 as compared to the comparable prior year periods. The average length of stay at these facilities decreased 3% to 4.6 days during the three month period ended September 30, 1998 as compared to 4.7 days during the 1997 third quarter and decreased 4% to 4.7 days during the nine month period ended September 30, 1998 as compared to 4.9 days in the comparable prior year period.

The decrease in the average length of stay at the Company's facilities was due primarily to improvement in case management of Medicare and Medicaid patients and an increasing shift of patients into managed care plans which generally have lower lengths of stay. In addition to an increase in inpatient admissions, the Company's outpatient activity continues to increase as gross outpatient revenues at acute care facilities owned during both periods increased 12% for the three and nine months ended September 30, 1998 as compared to the comparable 1997 periods and comprised 28% and 27% of the Company's acute care gross patient revenues for the three and nine months ended September 30, 1998, respectively, and 27% and 26% of the Company's acute care gross patient revenues for the three and nine month periods ended September 30, 1997, respectively.

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

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health facilities accounted for 13% and 14% of consolidated net revenues during the three month periods ended September 30, 1998 and 1997 and 13% and 15% of consolidated net revenues for the nine months ended September 30, 1998 and 1997, respectively. Net revenues at the Company's behavioral health facilities owned in both periods increased 8% and 9% during the three and nine month periods ended September 30, 1998, respectively, as compared to the comparable prior year periods due primarily to an increase in inpatient admissions. Inpatient admissions at these facilities increased 18% and 16% during the three and nine month periods ended September 30, 1998, respectively, as compared to the comparable prior year periods. Patient days at the Company's behavioral health facilities owned during both periods increased 10% and 8% during the three and nine month periods ended September 30, 1998, respectively, as compared to the comparable prior year periods. The average length of stay at the facilities owned in both periods decreased 7% to 11.0 days during the three month period ended


                           Page Nine of Fifteen Pages

September 30, 1998 from 11.8 days in the comparable prior year period and decreased 6% to 11.2 days during the nine months ended September 30, 1998 as compared to 11.9 days during the comparable prior year period.

The continued reduction in the average length of stay is a result of changing practices in the delivery of behavioral health services and continued cost containment pressures from payors which includes a greater emphasis on the utilization of outpatient services. Management of the Company has responded to these trends by continuing to develop and market new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned in both periods increased 18% and 16% during the three and nine months ended September 30, 1998 as compared to the comparable prior year periods and comprised 20% of behavioral health gross patient revenues for the three and nine month periods ended September 30, 1998 as compared to 19% for the three and nine month periods ended September 30, 1997.

OTHER OPERATING RESULTS

The Company recorded minority interest expense/(income) in earnings or (losses) of consolidated entities amounting to $1.4 million and ($725,000) for the three months ended September 30, 1998 and 1997 and $6.7 million and ($1.3 million) for the nine month periods ended September 30, 1998 and 1997, respectively. The minority interest expense recorded during the 1998 three and nine month periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, DC.

Depreciation and amortization expense increased 35% or $7 million for the three months ended September 30, 1998 and 32% or $19 million for the nine months ended September 30, 1998 as compared to the comparable prior year periods, due primarily to the 1997 and 1998 acquisitions mentioned above and the opening of the newly constructed acute care facilities during the third and fourth quarters of 1997.

Interest expense increased 56% or $3 million during the three month period ended September 30, 1998 and 38% or $6 million during the nine month period ended September 30, 1998 as compared to the comparable 1997 periods due primarily to the increased borrowings used to partially finance the 1997 and 1998 acquisitions mentioned above.

The effective tax rate was 34.4% and 36.8% for the three months ended September 30, 1998 and 1997, respectively, and 35.3% and 36.5% for the nine month periods ended September 30, 1998 and 1997, respectively. The reduction in the effective tax rate during the 1998 periods as compared to the comparable prior year periods was due to a reduction in the effective state income tax rate and benefits related to wage tax credits.

GENERAL TRENDS

An increased proportion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 45% and 49% of the Company's net patient revenues for the three months ended September 30, 1998 and 1997 and 45% and 50% of the Company's net patient revenues for the nine months ended September 30, 1998 and 1997, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group ("DRG") for acute care hospitals and by cost based formula for behavioral health facilities.

Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998. The Company expects that the modest rate


                            Page Ten of Fifteen Pages
increases that went into effect on October 1, 1998 will be largely offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost reimbursed to a prospective payment system and from lower DRG payments on certain patient transfers as mandated by the 1997 Act. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. While the Company is unable to predict what, if any, future health reform legislation may be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact upon the Company and the healthcare industry.

In Texas, a law has been passed which mandates that the state apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursements from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $9.2 million and $8.3 million for the three months ended September 30, 1998 and 1997 and $26.4 million and $24.7 million for the nine months ended September 30, 1998 and 1997, respectively, received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1999 and the Company cannot predict whether these programs will continue beyond their scheduled termination date. In addition to the Medicare and Medicaid programs, other payors continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including HMOs and PPOs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs, certain building infrastructure components (including elevators, alarm systems and certain HVAC systems) and certain computer aided medical equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruption of business operations or medical equipment malfunctions that could affect patient diagnosis and treatment.

The Company has undertaken steps to identify areas of concern and potential remedies, prioritize needs, estimate costs and begin work either to repair or replace data processing software and hardware affected by Year 2000 issues. The Company expects to complete the assessment phase of its Year 2000 analysis by the first quarter of 1999. The Company believes that Year 2000 related remediation costs incurred through September 30, 1998 have not had a material impact on its results of operations. However, the Company is not able to reasonably estimate the total costs to be incurred for completion of its Year 2000 evaluation at this time since measurement of the costs has not yet been completed. The solutions either involve replacement or repair of the affected software, hardware and equipment. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to the Company's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.


                          Page Eleven of Fifteen Pages

The Company relies heavily on third parties in operating its business. The Company is relying on software, hardware (including the Company's major outsourcing vendor which provides the financial and clinical applications for the majority of the Company's acute care facilities), and other equipment vendors to verify Year 2000 compliance of their products. The Company also depends on: fiscal intermediaries which process claims and make payments for the Medicare program; health maintenance organizations, insurance companies and other private payors; vendors of medical supplies and pharmaceuticals used in patient care; and, providers of utilities such as electricity, water, natural gas and telephone services. As part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. Failure of third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services.

The Company is in the process of developing Year 2000 contingency plans. The disaster plans of each of the Company's facilities will be reviewed as part of the Company's contingency planning process. However, no assurance can be given that the Company will be able to develop contingency plans which will enable each of its facilities to continue to operate in all circumstances.

This Year 2000 assessment is based on information currently available to the Company and the Company will revise its assessment as it implements its Year 2000 strategy. The Company can provide no assurances that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $127 million and $154 million for the nine months ended September 30, 1998 and 1997, respectively. The $27 million decrease during the 1998 nine month period as compared to the comparable prior year period was attributable to a $29 million increase in accounts receivable due primarily to the opening of three acute care facilities subsequent to the second quarter of 1997 and a delay in payments due from certain managed care providers. The Company received approximately $5 million of the past due managed care payments in early October, 1998. Net income plus the addback of depreciation and amortization expense increased $26 million during the nine months ended September 30, 1998 as compared to the comparable prior year period. This favorable change in cash provided by operating activities was offset by a $10 million increase in income tax payments, a $7 million unfavorable change in accrued insurance expense, net of commercial premiums paid and $7 million of other net unfavorable working capital changes. The unfavorable change in accrued insurance expense, net of commercial premiums paid, was due to the January, 1998 purchase of commercially insured general and professional liability policies at most of the Company's subsidiaries. These policies provide for coverage in excess of $1 million per occurrence, with an average annual aggregate of $4 million through 2001. Prior to January, 1998, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers.

During the first quarter of 1998, the Company completed its acquisition of three acute care hospitals located in Puerto Rico for a combined purchase price of $186 million which was financed with borrowings under the Company's revolving credit facility. Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital Medical


                          Page Twelve of Fifteen Pages

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

Also during the first nine months of 1998, the Company spent approximately $71 million to finance capital expenditures at its existing hospitals as compared to $104 million in the prior year nine month period. Included in the capital expenditures for the nine months ended September 30, 1997 was $56 million spent on the construction of a new acute care facilities located in Edinburg, Texas and Summerlin, Nevada which opened in the third and fourth quarters of 1997, respectively.

During the third quarter of 1998, the Company amended its commercial paper credit facility to increase the borrowing capacity to $100 million from $75 million. As of September 30, 1998, the Company had $20 million of unused borrowing capacity under the terms of its commercial paper credit facility, as amended, and $192 million of unused borrowing capacity under the terms of its revolving credit facility which matures in July 2002.

The Company expects to finance all capital expenditures and acquisitions with a combination of internally generated funds and funds raised from outside sources. Additional funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of securities.

FORWARD-LOOKING STATEMENTS

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement for the Company's services by government programs, including Medicare or Medicaid or other third party payers; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of any significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians; the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms; the impact of Year 2000 issues; and, other factors referenced in the Company's 1997 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                         Page Thirteen of Fifteen Pages

                           PART II. OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 5.  OTHER INFORMATION

The following information updates disclosures previously included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Approximately 1,200 of the Company's employees at six of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Registered nurses at Auburn Regional Medical Center located in Washington State, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At George Washington University Hospital, unionized employees are represented by the Service Employees International Union and the Hospital Police Association. Nurses at Desert Springs Hospital are represented by the Service Employees International Union. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at HRI Hospital in Boston are represented by the Service Employees International Union. The Company believes that its relations with its employees are satisfactory.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Amendment dated as August 31, 1998, to Sale and Servicing Agreements dated as of various dates between each hospital company and UHS Receivables Corp.

     10.2 Agreement, dated as of August 31, 1998, by and among each hospital company signatory hereto, UHS Receivables Corp., a Delaware Corporation, Sheffield Receivables Corporation and U. S. Bank National Association, as Trustee.

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     None

11. Statement re computation of per share earnings is set forth on Page six in
Note 2 of the Notes to Condensed Consolidated Financial Statements.

                All other items of this Report are inapplicable.


                         Page Fourteen of Fifteen Pages

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



                                   Universal Health Services, Inc.
                                           (Registrant)






Date:  November 11, 1998           /s/ Kirk E. Gorman
                                   -------------------------------------------
                                   Kirk E. Gorman, Senior Vice President and
                                   Chief Financial Officer


                                   (Principal Financial Officer and
                                    Duly Authorized Officer).



                          Page Fifteen of Fifteen Pages