Form 10-K
period 1998-12-31
UNIVERSAL HEALTH SERVICES INC
filed 1999-03-30
CIK 352915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from         to
                          Commission File No. 1-10765
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

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No  _____
                                    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 1999, was 2,057,928, 29,943,797, 207,230, and 28,708, respectively.

The aggregate market value of voting stock held by non-affiliates at January 31, 1999 was $1,343,163,946. (For purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 (incorporated by reference under Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business

  The principal business of Universal Health Services, Inc. (together with its subsidiaries, the "Company") is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and women's centers. Presently, the Company operates 44 hospitals, consisting of 21 acute care hospitals, 20 behavioral health centers, and three women's centers, in Arkansas, California, the District of Columbia, Florida, Georgia, Illinois, Louisiana, Massachusetts, Michigan, Missouri, Nevada, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Washington. The Company, as part of its Ambulatory Treatment Centers Division, owns outright, or in partnership with physicians, and operates or manages 24 surgery and radiation oncology centers located in 12 states and the District of Columbia.

  Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services and behavioral health services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

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

Recent and Proposed Acquisitions and Development Activities

  In 1998, the Company proceeded with its development of new facilities and consummated a number of acquisitions.

  In April 1998, the Company officially opened Hospital San Pablo del Este, a 180-bed hospital in Fajardo, Puerto Rico, one of the three hospitals acquired in Puerto Rico by the Company in February 1998.

  In October 1998, the Company signed a letter of intent with The Cooper Companies, Inc. for the purchase of three behavioral health facilities: the Hampton Hospital and Hampton Academy in Westhampton, New Jersey, Hartgrove Hospital in Chicago, Illinois, and The Midwest Center for Youth and Families in Kouts, Indiana. This acquisition, subject to regulatory approval, is scheduled to close in the second quarter of 1999.

  In November 1998, the Company signed a letter of intent with Columbia/HCA Healthcare Corporation for the purchase of two behavioral health facilities:
Riveredge Hospital and Lakeshore Hospital, both located in Chicago, Illinois. This acquisition is scheduled to close in the second quarter of 1999.

  Also in November, the Company received favorable regulatory recommendation to construct a 371-bed acute care replacement facility for the current 501-bed George Washington University Hospital in Washington, D.C., in which the Company purchased an 80 percent partnership interest in July 1997. The replacement facility is scheduled to be completed in 2001.

  The Company is currently in the process of obtaining the necessary permits and approvals to construct a new medical office building on the campus of Summerlin Hospital Medical Center. Construction, which is expected to start in April 1999 is scheduled to be completed by January 2000, for a total cost of approximately $13 million.

  The Company also selectively expanded its operations at certain of its existing facilities. A 40-bed long-term care unit was opened in the newly renovated Universal Pavilion in Edinburg, Texas. The Company acquired land adjacent to Auburn Regional Medical Center in Auburn, Washington for future expansion of the Hospital's surgical capacity. Additional land was also acquired adjacent to Valley Hospital Medical Center in Las Vegas, Nevada for future expansion of its surgical and critical care capacity. A second cardiac catheterization lab and expanded outpatient surgery facilities were opened at Aiken Regional Medical Center in Aiken, South Carolina. Summerlin Hospital Medical Center in Las Vegas, Nevada opened a cardiac catheterization/angiography lab and expanded surgical facilities. The Company acquired land adjacent to Desert Springs hospital in Las Vegas, Nevada for future bed expansion. A newly renovated emergency room and patient wing were opened at Hospital San Pablo in Puerto Rico. Chalmette Medical Center in Chalmette, Louisiana opened a new 20-bed patient wing, Two Rivers Psychiatric Hospital in Kansas City, Missouri opened a neuro-psychiatric program, and Edinburg Regional Medical Center in Edinburg, Texas, opened a new 20-bed psychiatric unit.

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

                             1998     1997     1996     1995     1994
                            -------  -------  -------  -------  -------
Average Licensed Beds:
  Acute Care Hospitals....    4,696    3,389    3,018    2,638    2,398
  Behavioral Health
   Centers................    1,782    1,777    1,565    1,238    1,145
Average Available Beds(1):
  Acute Care Hospitals....    3,985    2,951    2,641    2,340    2,099
  Behavioral Health
   Centers................    1,767    1,762    1,540    1,223    1,142
Admissions:
  Acute Care Hospitals....  187,833  128,020  111,244   91,298   75,923
  Behavioral Health
   Centers................   32,400   28,350   22,295   15,329   13,033
Average Length of Stay
 (Days):
  Acute Care Hospitals....      4.7      4.8      4.9      5.1      5.2
  Behavioral Health
   Centers................     11.3     11.9     12.4     12.8     13.8
Patient Days(2):
  Acute Care Hospitals....  884,966  616,965  546,237  462,054  394,490
  Behavioral Health
   Centers................  365,935  336,850  275,667  195,961  179,821
Occupancy Rate--Licensed
 Beds(3):
  Acute Care Hospitals....       52%      50%      49%      48%      45%
  Behavioral Health
   Centers................       56%      52%      48%      43%      43%
Occupancy Rate--Available
 Beds(3):
  Acute Care Hospitals....       61%      57%      57%      54%      51%
  Behavioral Health
   Centers................       57%      52%      49%      44%      43%

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

Sources of Revenue

  The Company receives payment for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. All of the Company's acute care hospitals and most of the Company's behavioral health centers are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. The costs for recertification are not material as many of the requirements for recertification are integrated with the Company's internal quality control processes. If a facility loses certification, it will be unable to receive payment for patients under the Medicare or Medicaid programs. Although the Company intends to continue in such programs, there is no assurance that it will continue to qualify for participation.

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

  McAllen Medical Center located in McAllen, Texas and Edinburg Regional Medical Center located in Edinburg, Texas operate within the same market. On a combined basis, these two facilities contributed 13% in 1998, 16% in 1997 and 19% in 1996 of the Company's consolidated net revenues and 23% in 1998, 25% in 1997 and 32% in 1996 of the Company's consolidated earnings before depreciation, amortization, interest, income taxes and nonrecurring charges (after deducting an allocation of corporate overhead) ("EBITDA"). During the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center and its newly-constructed Summerlin Hospital Medical Center in exchange for a 72.5% interest in a series of newly-formed limited liability corporations ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital and $11 million of net cash to the LLCs. All three acute care facilities, operate within the Las Vegas, Nevada market. On a combined basis, these three facilities contributed 18% of the Company's consolidated net revenues and 15% of the Company's consolidated EBITDA during 1998. During 1997 and 1996, Valley Hospital Medical Center and Summerlin Hospital Medical Center (which opened during the fourth quarter of 1997) contributed 13% in 1997 and 13% in 1996 of the Company's consolidated net revenues and 18% in 1997 and 17% in 1996 of the Company's consolidated EBITDA.

  The following table shows approximate percentages of net patient revenue derived by the Company's hospitals owned as of December 31, 1998 since their respective dates of acquisition by the Company from third party sources, including the additional Medicaid reimbursements received at three of the Company's acute care facilities located in Texas and one in South Carolina totaling $36.5 million in 1998, $33.4 million in 1997, $17.8 million in 1996, $12.6 million in 1995 and $12.7 million in 1994, and from all other sources during the five years ended December 31, 1998.

                                       PERCENTAGE OF NET PATIENT REVENUES
                                       --------------------------------------
                                        1998    1997    1996    1995    1994
                                       ------  ------  ------  ------  ------
Third Party Payors:
  Medicare............................   34.3%   35.6%   35.6%   35.1%   32.5%
  Medicaid............................   11.3%   14.5%   15.3%   13.7%   13.4%
                                       ------  ------  ------  ------  ------
  TOTAL...............................   45.6%   50.1%   50.9%   48.8%   45.9%
Other Sources (including patients and
 private insurance carriers)..........   54.4%   49.9%   49.1%   51.2%   54.1%
                                       ------  ------  ------  ------  ------
                                          100%    100%    100%    100%    100%

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

  Behavioral health facilities, which are excluded from PPS, are cost reimbursed by the Medicare program, but are subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation. In the Balanced Budget Act of 1997, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to psychiatric hospitals' target amounts depending whether a hospital was excluded from PPS before or after that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for psychiatric hospitals. In addition, the Health Care Financing Administration has implemented requirements applicable to psychiatric hospitals that share a facility or campus with another hospital.

  On August 30, 1991, the Health Care Financing Administration issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost report years beginning on or after October 1, 1991. For most of the Company's hospitals, the new methodology began on January 1, 1992.

  The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions will be utilized. One of two methodologies will apply during the 10-year transition period: if the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital will be paid on the basis of a "hold harmless" methodology, which is a blend of a portion of old capital and an amount of new capital and a prospectively determined national federal capital rate; or, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital will receive payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and a prospectively determined national federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for most of the Company's hospitals, is the year ended December 31, 1990. Most of the Company's hospitals are paid under the "'hold harmless" methodology except for five hospitals, which are paid under the "fully prospective" methodology. Updated amounts and factors necessary to determine PPS rates for Medicare hospital inpatient services for operating costs and capital related costs are published annually and were last published on July 31, 1998. In fiscal 1999, hospitals receive an inpatient PPS inflation update factor of market-basket minus 1.9 percent, as mandated by Congress in the Balanced Budget Act.

  The Company can provide no assurances that the reductions in the PPS update, and other changes required by the Balanced Budget Act, will not adversely affect its operations. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay judgments and number and type of tests and procedures ordered. A hospital's ability to control or influence these factors which affect costs is, in many cases, limited.

  In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. The Balanced Budget Act calls for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also calls for reductions in the future rate of increases to payments made to hospitals and reduces the amount of reimbursement for outpatient services, bad debt expense and capital costs. It is likely that future budgets will contain certain further reductions in the rate of increase of Medicare and Medicaid spending, as evidenced by the Clinton Administration's proposed fiscal year 2000 budget which includes a proposal to freeze Medicare hospital payment rates.

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

  In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a health care delivery system based on managed care principles. The program is now known as the STAR Program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has been rolling out STAR Medicaid managed care pilot programs in various geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with health care providers and oversees the furnishing of care in the role of the case manager. Texas has implemented STAR + PLUS in Harris County, which includes the provision of long term care to elderly and disabled Medicaid beneficiaries. Texas also plans to implement another unique pilot program known as NorthSTAR in the Dallas County area in July 1999. NorthSTAR is a behavioral health carve-out managed care program. Texas plans to continue implementing Medicaid managed care pilot programs over the next three years or so until it achieves statewide coverage. The Company is unable to predict the effect on the Company's business of such pilot programs.

  Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $36.5 million in 1998, $33.4 million in 1997, and $17.8 million in 1996, received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1999, and, although these programs have been renewed annually in the past, the Company cannot predict whether these programs will continue beyond their scheduled termination date. However, failure to renew these programs at their current reimbursement levels, or further changes in the Medicare and Medicaid programs, could have a material adverse effect on the Company's future operating results.

  The federal self-referral and payment prohibitions (codified in 42 U.S.C.
Section 1395nn, Section 1877 of the Social Security Act) generally forbid, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services," for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." The legislation was effective January 1, 1992 for clinical laboratory services ("Stark I") and January 1, 1995 for ten other designated health services ("Stark II"). A "financial relationship" under Stark I and II includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. The legislation contains certain exceptions including, for example, where the referring physician has an ownership interest in a hospital as a whole or where the physician is an employee of an entity to which he or she refers. The Stark I and II self-referral and payment prohibitions include specific reporting requirements providing that each entity providing covered items or services must provide the Secretary with certain information concerning its ownership, investment, and compensation arrangements. In August 1995, HCFA published a final rule regarding physician self-referrals for clinical lab services. On January 9, 1998, HCFA published a proposed rule regarding physician self referrals for the ten other designated health services. A final rule for Stark II remains in the planning stages. Penalties for violating Stark I and Stark II include denial of payment for any services rendered by an entity in violation of the prohibitions, civil money penalties of up to $15,000 for each offense, and exclusion from the Medicare and Medicaid programs.

  Starting in 1991, the Inspector General of the Department of Health and Human Services ("HHS") issued regulations which provide for "safe harbors" from the federal anti-kickback statute; if an arrangement or transaction meets each of the standards established for a particular safe harbor, the arrangement will not be subject to challenge by the Inspector General. If an arrangement does not meet the safe harbor criteria, it will be subject to scrutiny under its particular facts and circumstances to determine whether it violates the federal anti-kickback statute which prohibits, in general, fraudulent and abusive practices, and enforcement action may be taken by the Inspector General. In addition to the investment interests safe harbor, other safe harbors include space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, warranties, employees, discounts and group purchasing arrangements, among others. The criminal sanctions for a conviction under the anti-kickback statute include imprisonment, fines, or both. Civil sanctions include exclusion from federal and state health care programs.

  The Company does not anticipate that either the Stark provisions or the safe harbor regulations to the federal anti-kickback statute will have material adverse effects on its operations.

  Congress made significant changes to various health care fraud provisions in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA called upon the Secretary of HHS to establish a program aimed at controlling fraud and abuse. HIPAA also expanded the criminal laws and sanctions to strengthen the enforcement capabilities of the government in attempting to prevent fraus and abuse. HIPAA in addition created a federal crime of health care fraud, which applies to anyone who defrauds any health care benefit program, including any public or private plan or contract, under which any medical benefit, item or service is provided to any individual. The Company does not anticipate that the fraud provisions enacted under HIPAA will have a material effect on its operation.

  Several states, including Florida and Nevada, have passed legislation which limits physician ownership in medical facilities providing imaging services, rehabilitation services, laboratory testing, physical therapy and other services. This legislation is not expected to significantly affect the Company's operations. Many states have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians. The Company does not make any such payments or have any such arrangements.

  All hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. The Company's hospitals must comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All the Company's eligible hospitals have been accredited by the Joint Commission on the Accreditation of Healthcare Organizations. The JCAHO reviews each hospital's accreditation once every three years. The review period for each state's licensing body varies, but generally ranges from once a year to once every three years.

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

Medical Staff and Employees

  The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. Each of the Company's hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital. The Company's facilities had approximately 19,200 employees at December 31, 1998, of whom 14,639 were employed full-time.

  Approximately Eight Hundred Fifty (850) of the Company's employees at six of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union and the International Union of Operating Engineers. Registered nurses at Auburn Regional Medical Center located in Washington State, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At The George Washington University Hospital, unionized employees are represented by the Service Employees International Union and the Hospital Police Association. Nurses at Desert Springs Hospital are represented by the Service Employees International Union. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at HRI Hospital in Boston are represented by the Service Employees International Union. Unionized employees at Hospital San Fransisco in Puerto Rico are represented by the Labor Union of Nurses and Health Employees. The Company believes that its relations with its employees are satisfactory.

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

Relations with Universal Health Realty Income Trust

  The Company serves as advisor to Universal Health Realty Income Trust ("UHT"), which leases to the Company the real property of 7 facilities operated by the Company with terms expiring in 2000 through 2006. These leases contain up to six 5-year renewal options. During 1998, the Company exercised five-year renewal options on four hospitals leased from the Trust which were scheduled to expire in 1999 through 2001. The leases on these facilities were renewed at the same lease rates and terms as the initial leases. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of January 31, 1999, the Company owned 8% of UHT's outstanding shares and the Company currently has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

Executive Officers of the Registrant

  The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

 Name and Age                                  Present Position with the Company
 ------------                                  ---------------------------------
Alan B. Miller (61)....................... Director, Chairman of the Board,
                                           President and Chief Executive Officer
Kirk E. Gorman (48)....................... Senior Vice President and Chief
                                           Financial Officer
Michael G. Servais (52)................... Senior Vice President
Richard C. Wright (51).................... Vice President
Thomas J. Bender (46)..................... Vice President
Steve G. Filton (41)...................... Vice President and Controller
Sidney Miller (72)........................ Director and Secretary

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

Facilities

  The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of beds, for each of the Company's facilities:

                              Acute Care Hospitals

                                                           Number   Ownership
Name of Facility          Location                         of Beds   Interest
----------------          --------                         -------  ---------
Aiken Regional Medical
 Centers................  Aiken, South Carolina              225      Owned
Auburn Regional Medical
 Center.................  Auburn, Washington                 149      Owned
Chalmette Medical
 Center(1)..............  Chalmette, Louisiana               118      Leased
Desert Springs
 Hospital(2)............  Las Vegas, Nevada                  233      Owned
Doctors' Hospital of
 Shreveport(3)..........  Shreveport, Louisiana              136      Leased
Edinburg Regional
 Medical Center.........  Edinburg, Texas                    169      Owned
The George Washington
 University
 Hospital(4)............  Washington, D.C.                   501      Owned
Hospital San Francisco..  Rio Piedras, Puerto Rico           160      Owned
Hospital San Pablo......  Bayamon, Puerto Rico               430      Owned
Hospital San Pablo del
 Este...................  Fajardo, Puerto Rico               180      Owned
Inland Valley Regional
 Medical Center(1)......  Wildomar, California                80      Leased
Manatee Memorial
 Hospital...............  Bradenton, Florida                 512      Owned
McAllen Medical
 Center(1)..............  McAllen, Texas                     490      Leased
Northern Nevada Medical
 Center(4)..............  Sparks, Nevada                     100      Owned
Northwest Texas
 Healthcare System......  Amarillo, Texas                    357      Owned
River Parishes
 Hospitals(5)...........  LaPlace and Chalmette, Louisiana   152   Leased/Owned
Summerlin Hospital
 Medical Center(2)......  Las Vegas, Nevada                  148      Owned
Valley Hospital Medical
 Center(2)..............  Las Vegas, Nevada                  417      Owned
Victoria Regional
 Medical Center.........  Victoria, Texas                    147      Owned
Wellington Regional
 Medical Center(1)......  West Palm Beach, Florida           120      Leased

                           Behavioral Health Centers

                                                           Number   Ownership
Name of Facility          Location                         of Beds   Interest
----------------          --------                         -------  ---------
The Arbour Hospital.....  Boston, Massachusetts              118      Owned
The BridgeWay(1)........  North Little Rock, Arkansas         70      Leased
Clarion Psychiatric
 Center.................  Clarion, Pennsylvania               70      Owned
Del Amo Hospital........  Torrance, California               166      Owned
Forest View Hospital....  Grand Rapids, Michigan              62      Owned
Fuller Memorial
 Hospital...............  South Attleboro, Massachusetts      82      Owned
Glen Oaks Hospital......  Greenville, Texas                   54      Owned
The Horsham Clinic......  Ambler, Pennsylvania               146      Owned
HRI Hospital............  Brookline, Massachusetts            68      Owned
KeyStone Center(6)......  Wallingford, Pennsylvania          100      Owned
La Amistad Residential
 Treatment Center.......  Maitland, Florida                   56      Owned
The Meadows Psychiatric
 Center.................  Centre Hall, Pennsylvania          101      Owned
Meridell Achievement
 Center(1)..............  Austin, Texas                      114      Leased
The Pavilion............  Champaign, Illinois                 46      Owned
River Crest Hospital....  San Angelo, Texas                   80      Owned
River Oaks Hospital.....  New Orleans, Louisiana             126      Owned

                     Behavioral Health Centers, continued
                                                        Number  Ownership
Name of Facility             Location                   of Beds Interest
----------------             --------                   ------- ---------
Roxbury(6).................. Shippensburg, Pennsylvania    75     Owned
Timberlawn Mental Health
 System..................... Dallas, Texas                124     Owned
Turning Point Care
 Center(6).................. Moultrie, Georgia             59     Owned
Two Rivers Psychiatric
 Hospital................... Kansas City, Missouri         80     Owned

                          Ambulatory Surgery Centers

   Name of Facility(7)                                       Location
   -------------------                                       --------
   Arkansas Surgery Center of Fayetteville.......... Fayetteville, Arkansas
   Corona Outpatient Surgery Center................. Corona, California
   Goldring Surgical and Diagnostic Center.......... Las Vegas, Nevada
   Northwest Texas Surgery Center................... Amarillo, Texas
   Outpatient Surgical Center of Ponca City......... Ponca City, Oklahoma
   Plaza Surgery Center............................. Las Vegas, Nevada
   St. George Surgical Center....................... St. George, Utah
   Hope Square Surgery Center....................... Rancho Mirage, California
   Surgery Center of Littleton...................... Littleton, Colorado
   Surgery Center of Midwest City................... Midwest City, Oklahoma
   Surgery Center of Springfield.................... Springfield, Missouri
   Surgical Center of New Albany.................... New Albany, Indiana

                          Radiation Oncology Centers

   Name of Facility                                          Location
   ----------------                                          --------
   Auburn Regional Center for Cancer Care........... Auburn, Washington
   Bluegrass Cancer Center(8)....................... Frankfort, Kentucky
   Bowling Green Radiation Therapy(9)............... Bowling Green, Kentucky
   Cancer Institute of Nevada(10)................... Las Vegas, Nevada
   Carolina Cancer Center........................... Aiken, South Carolina
   Columbia Radiation Oncology Center............... Washington, D.C.
   Danville Radiation Therapy Center(8)............. Danville, Kentucky
   Glasgow Radiation Therapy(9)..................... Glasgow, Kentucky
   Louisville Radiation Oncology Center(8).......... Louisville, Kentucky
   Madison Radiation Therapy(10).................... Madison, Indiana
   Southern Indiana Radiation Therapy(10)........... Jeffersonville, Indiana
   Radiation Therapy Medical Associates of
    Bakersfield(11)................................. Bakersfield, California

                      Specialized Women's Health Centers

   Name of Facility                                          Location
   ----------------                                          --------
   Renaissance Women's Center of Edmond(10)......... Edmond, Oklahoma
   Renaissance Women's Center of Austin(10)......... Austin, Texas
   Lakeside Women's Center(10)...................... Oklahoma City, Oklahoma

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

 (5) Includes Chalmette Hospital, a 118-bed rehabilitation facility. The Company owns the LaPlace real property and leases the Chalmette real property from UHT.
 (6) Addictive disease facility.
 (7) Each facility, other than Goldring Surgical and Diagnostic Center and Northwest Texas Surgery Center, is owned in partnership form with the Company owning general and limited partnership interests in a limited partnership. The real property is leased from third parties.
 (8) Majority interest in a limited liability partnership.
 (9) Managed facility, not included in the Company's consolidated financial statements. A partnership, in which the Company is the general partner, owns the real property.
(10) Membership interest in limited liability company.
(11) Managed facility, not included in the Company's consolidated financial statements. A limited liability company, in which the Company is the sole member, owns the equipment, but the property is leased.

  Some of these facilities are subject to mortgages, and substantially all the equipment located at these facilities is pledged as collateral to secure long-term debt. The Company owns or leases medical office buildings adjoining certain of its hospitals.

  The Company believes that the leases or liens on the facilities leased or owned by the Company do not impose any material limitation on the Company's operations.

  The aggregate lease payments on facilities leased by the Company aggregated $22.8 million in 1998.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  See Item 6, Selected Financial Data

ITEM 6. Selected Financial Data

                                                        Year Ended December 31
                          --------------------------------------------------------------------------------------
                               1998              1997             1996              1995              1994
                          ---------------  ----------------  ---------------  ----------------  ----------------
Summary of Operations
 (in thousands)
 Net revenues...........  $     1,874,487  $      1,442,677  $     1,174,158  $        919,193  $        773,475
 Net income.............  $        79,558  $         67,276  $        50,671  $         35,484  $         28,720
 Net margin.............              4.2%              4.7%             4.3%              3.9%              3.7%
 Return on average
  equity................             13.1%             13.5%            13.0%             12.4%             11.8%
Financial Data (in
 thousands)
 Cash provided by
  operating activities..  $       151,684  $        174,170  $       145,991  $         91,749  $         60,624
 Capital
  expenditures(1).......  $        96,808  $        132,258  $       107,630  $         65,695  $         48,652
 Total assets...........  $     1,448,095  $      1,085,349  $       965,795  $        748,051  $        521,492
 Long-term borrowings...  $       418,188  $        272,466  $       275,634  $        237,086  $         85,125
 Common stockholders'
  equity................  $       627,007  $        526,607  $       452,980  $        297,700  $        260,629
 Percentage of total
  debt to total
  capitalization........               40%               35%              38%               45%               26%
Operating Data--Acute
 Care Hospitals
 Average licensed beds..            4,696             3,389            3,018             2,638             2,398
 Average available
  beds..................            3,985             2,951            2,641             2,340             2,099
 Hospital admissions....          187,833           128,020          111,244            91,298            75,923
 Average length of
  patient stay..........              4.7               4.8              4.9               5.1               5.2
 Patient days...........          884,966           616,965          546,237           462,054           394,490
 Occupancy rate for
  licensed beds.........               52%               50%              49%               48%               45%
 Occupancy rate for
  available beds........               61%               57%              57%               54%               51%
Operating Data--
 Behavioral Health
 Facilities
 Average licensed beds..            1,782             1,777            1,565             1,238             1,145
 Average available
  beds..................            1,767             1,762            1,540             1,223             1,142
 Hospital admissions....           32,400            28,350           22,295            15,329            13,033
 Average length of
  patient stay..........             11.3              11.9             12.4              12.8              13.8
 Patient days...........          365,935           336,850          275,667           195,961           179,821
 Occupancy rate for
  licensed beds.........               56%               52%              48%               43%               43%
 Occupancy rate for
  available beds........               57%               52%              49%               44%               43%
Per Share Data
 Net income--basic(2)...  $          2.45  $           2.08  $          1.69  $           1.28  $           1.03
 Net income--
  diluted(2)............  $          2.39  $           2.03  $          1.65  $           1.26  $           1.01
Other Information (in
 thousands)
 Weighted average number
  of shares
  outstanding--
  basic(2)..............           32,511            32,321           30,054            27,691            27,972
 Weighted average number
  of shares and share
  equivalents
  outstanding--
  diluted(2)............           33,293            33,098           30,798            28,103            28,775
Common Stock Performance
 Market price of common
  stock
 High-Low, by quarter(3)
 1st....................  58 1/8 -47 1/16  34 5/8 -27 7/8    26 7/8-21 11/16  13      -11 3/8   13 5/16- 9 5/8
 2nd....................  59 5/8 -53       40 1/2 -31 5/8    30 1/8-24 3/8    14 13/16-12 7/16  13 7/16-11 1/4
 3rd....................  58 1/2 -38 3/4   47 1/16-39 1/16   27 1/4-22 3/4    17 11/16-14       14 3/4 -12 15/16
 4th....................  54 5/16-40 7/16  50 3/8 -40 11/16  29 1/4-24 1/2    22 3/16 -16 1/8   14 1/16-10 11/16

--------
(1) Amount includes non-cash capital lease obligations.
(2) In April 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in May 1996. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split. The 1994 diluted earnings per share and diluted average number of shares outstanding have been adjusted to reflect the assumed conversion of the Company's convertible debentures. In April 1994, the Company redeemed the debentures which reduced the diluted number of shares outstanding by 902,466.
(3) These prices are the high and low closing sales prices of the Company's Class B Common Stock as reported by the New York Stock Exchange (all periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in May 1996). Class A, C and D common stock are convertible on a share-for-share basis into Class B Common Stock.

Number of shareholders of record as of January 31, 1999, were as follows:

-------------------
Class A Common    9
Class B Common  579
Class C Common    7
Class D Common  250
-------------------

ITEM 7. Management's Discussion and Analysis of Operations and Financial
Condition

Forward-Looking Statements

  The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payers; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms; the impact of Year 2000 issues; and, other factors referenced in the Company's 1998 Form 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

  Net revenues increased 30% to $1.9 billion in 1998 as compared to 1997 and 23% to $1.4 billion in 1997 as compared to 1996. The $432 million increase in net revenues during 1998 as compared to 1997 was due primarily to: (i) the acquisition of three acute care facilities located in Puerto Rico (one of which opened in April, 1998) and one acute care facility located in Las Vegas which were acquired during the first quarter of 1998, the acquisition of an 80% interest in a 501-bed acute care facility during the third quarter of 1997 and a newly constructed 148-bed acute care facility which opened during the fourth quarter of 1997 ($344 million), and; (ii) revenue growth at facilities owned during both periods ($58 million). The $269 million increase in net revenues during 1997 as compared to 1996 was due primarily to: (i) revenue growth at acute care facilities owned during both years ($100 million); (ii) the acquisition during the third quarter of 1997 of an 80% interest in a partnership which owns a 501-bed acute care hospital located in Washington, DC ($59 million), and; (iii) the acquisitions of a 357-bed medical complex located in Amarillo, Texas during the second quarter of 1996 and five behavioral health centers located in Pennsylvania and Texas during the second and third quarters of 1996 ($82 million).

  Earnings before interest, income taxes, depreciation, amortization, lease and rental expense and $4.1 million of nonrecurring transactions recorded in 1996 (see Other Operating Results) (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased to $311 million in 1998 from $245 million in 1997 and $214 million in 1996. Overall operating margins were 16.6% in 1998, 17.0% in 1997 and 18.2% in 1996. The decrease in the Company's overall operating margin in 1998 as compared to 1997 was due primarily to: (i) lower operating margins experienced at three acute care hospitals located in Puerto Rico (one of which opened in April 1998) and one acute care hospital located in Las Vegas, Nevada which were acquired during the first quarter of 1998; (ii) lower operating margins experienced at the 501-bed acute care facility of which the Company acquired an 80% interest in during the third quarter of 1997; (iii) the opening of a newly constructed 129-bed acute care facility located in Edinburg, Texas during the third quarter of 1997 and the opening of a newly constructed 148-bed acute care facility in Summerlin, Nevada which opened during the fourth quarter of 1997, and; (iv) $2.5 million of pre-tax adverse financial effects of Hurricane Georges which damaged property and curtailed business at three hospitals in Puerto Rico and four hospitals in Louisiana during the third quarter of 1998. The $2.5 million adverse pre-tax financial effects resulting from the hurricane were comprised of $1.7 million of estimated lost revenue due to partial evacuation of seven facilities and $800,000 of net operating costs (after insurance recoveries) consisting primarily of storm preparations, supply expenses and temporary help. The decrease in the Company's overall operating margin in 1997 as compared to 1996 was due primarily to losses incurred at the 501-bed acute care facility of which the Company acquired an 80% interest in during the third quarter of 1997 and the opening of a newly constructed 129-bed acute care facility during the third quarter of 1997 and a 148-bed acute care facility during the fourth quarter of 1997.

Acute Care Services

  Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 87%, 85% and 85% of consolidated net revenues in 1998, 1997 and 1996, respectively. Net revenues at the Company's acute care facilities owned in both 1998 and 1997 increased 4% in 1998 as compared to 1997 due primarily to a 4% increase in admissions and a 1% increase in patient days. The average length of stay at these facilities decreased 3% to 4.7 days in 1998 as compared to 4.8 days in 1997. Net revenues at the Company's acute care facilities owned in both 1997 and 1996 increased 10% in 1997 as compared to 1996 due primarily to an increase in admissions and patient days at these facilities. Each of the Company's acute care facilities owned in both years experienced an increase in admissions in 1997 as compared to 1996 which amounted to a 5% increase in admissions for the acute care division in 1997 as compared to 1996. Patient days at these facilities increased 4% in 1997 as compared to 1996 while the average length of stay at these facilities decreased to 4.8 days in 1997 compared to 4.9 days in 1996.

  The decrease in the average length of stay at the Company's facilities during the past three years was due primarily to improvement in case management of Medicare and Medicaid patients and an increasing shift of patients into managed care plans which generally have shorter lengths of stay. The increase in net revenues at the Company's acute care facilities was caused primarily by an increase in inpatient admissions and an increase in outpatient activity. Outpatient activity continues to increase as gross outpatient revenues at the Company's acute care facilities owned in both 1998 and 1997 increased 14% in 1998 as compared to 1997 and comprised 27% of the Company's acute care gross patient revenue in 1998 as compared to 26% in 1997. Gross outpatient revenues at the Company's acute care facilities owned in both 1997 and 1996 increased 10% in 1997 as compared to 1996 and comprised 26% of gross patient revenues in 1997 as compared to 25% in 1996.

  The increase in outpatient revenues is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, managed care companies and other insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Company expects the increased competition, admission constraints and payor pressures to continue. The Company's ability to maintain its historical rate of net revenue growth and operating margins is dependent upon its ability to successfully respond to these trends as well as reductions in spending on governmental health care programs.

  To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Additionally, the Company has invested in the acquisition and development of outpatient surgery centers, radiation therapy centers and specialized women's health centers. As of December 31, 1998, the Company operated or managed twenty-seven outpatient surgery, radiation and specialized women's health centers which generated net revenues of $56 million in 1998, $38 million in 1997 and $32 million in 1996. The Company expects the growth in outpatient services to continue due to increased focus on managed care and advances in technology.

  At the Company's acute care facilities, operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) as a percentage of net revenues were 79.9% in 1998, 78.7% in 1997 and 77.2% in 1996. Operating margins (EBITDAR) at these facilities were 20.1% in 1998, 21.3% in 1997 and 22.8% in 1996. The decrease in the operating margins over the last three years was due primarily to: (i) lower operating margins experienced at three acute care hospitals located in Puerto Rico (one of which opened in April 1998) and one acute care hospital located in Las Vegas, Nevada which were acquired during the first quarter of 1998; (ii) lower operating margins experienced at the 501-bed acute care facility of which the Company acquired an 80% interest in during the third quarter of 1997; (iii) the opening of a newly constructed 129-bed acute care facility located in Edinburg, Texas during the third quarter of 1997 and the opening of a newly constructed 148-bed acute care facility in Summerlin, Nevada which opened during the fourth quarter of 1997; (iv) changes in Medicare payments mandated by the Balanced Budget Act of 1997 which became effective October 1, 1997, and; (v) $2.5 million of pre-tax adverse financial effects of Hurricane Georges ($2.3 million of which affected acute care facilities) which damaged property and curtailed business at three acute care hospitals in Puerto Rico and four hospitals in Louisiana (three of which were acute care facilities) during the third quarter of 1998.

  The Company's facilities continue to experience a shift in payor mix resulting in an increase in revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment settings and reduce utilization of inpatient services. In response to increased pressure on revenues, the Company continues to implement cost control programs at its facilities including more efficient staffing standards and re-engineering of services. The Company has also implemented cost control measures at its newly acquired facilities in an effort to improve operating margins at these facilities from their pre-acquisition levels. On a same facility basis, operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) at the Company's facilities owned in both 1998 and 1997 were 77.4% of net revenues in 1998 as compared to 78.5% in 1997. Operating margins at the Company's acute care facilities owned in both 1998 and 1997 were 22.6% in 1998 as compared to 21.5% in 1997. Operating expenses at the Company's facilities owned in both 1997 and 1996 were 77.0% in 1997 as compared to 77.2% in 1996. Operating margins at the Company's facilities owned in both 1997 and 1996 were 23.0% in 1997 and 22.8% in 1996. Pressure on operating margins is expected to continue due to, among other things, the changes in Medicare payments mandated by the Balanced Budget Act of 1997 which became effective October 1, 1997 and the industry-wide trend towards managed care which limits the Company's ability to increase its prices.

Behavioral Health Services

  Net revenues from the Company's behavioral health services facilities accounted for 12%, 14% and 14% of consolidated net revenues in 1998, 1997 and 1996, respectively. Net revenues at the Company's behavioral health services facilities owned in both 1998 and 1997 increased 7% in 1998 as compared to 1997 due to a 14% increase in admissions and a 9% increase in patient days. The average length of stay at these facilities decreased 5% to 11.3 days in 1998 as compared to 11.9 days in 1997. Net revenues at the Company's behavioral health services facilities owned in both 1997 and 1996 increased 3% in 1997 as compared to 1996. Admissions at these facilities increased 8% in 1997 as compared to 1996. Patient days at the Company's behavioral health services facilities owned during both years increased 4% in 1997 as compared to 1996 and the average length of stay decreased 4% to 11.9 days in 1997 as compared to 12.4 days in 1996.

  The reduction in the average length of stay during the last three years is a result of continued practice changes in the delivery of behavioral health services and continued cost containment pressures from payors, including managed care companies, which includes a greater emphasis on the utilization of outpatient services. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment. Management of the Company has responded to these trends by continuing to develop and market new outpatient treatment programs. The shift to outpatient care is reflected in higher revenues from outpatient services, as gross outpatient revenues at the Company's behavioral health services facilities owned in both 1998 and 1997 increased 12% in 1998 as compared to 1997 and comprised 20% of gross patient revenues in both years. Gross outpatient revenues at the Company's behavioral health services facilities owned in both 1997 and 1996 increased 24% in 1997 as compared to 1996 and comprised 20% of gross patient revenues in 1997 as compared to 18% in 1996.

  Operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) as a percentage of net revenues at the Company's behavioral health services facilities were 83.5% in 1998, 82.8% in 1997 and 82.0% in 1996. The Company's behavioral health services division generated operating margins (EBITDAR) of 16.5% in 1998, 17.2% in 1997 and 18.0% in 1996. On a same facility basis, operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) at the Company's behavioral health services facilities owned in both 1998 and 1997 were 82.4% in 1998 and 82.2% in 1997. Operating margins (EBITDAR) at the Company's behavioral health services facilities owned in both 1998 and 1997 were 17.6% in 1998 and 17.8% in 1997. Operating expenses at the Company's behavioral health services facilities owned in both 1997 and 1996 were 81.1% in 1997 and 80.7% in 1996. Operating margins (EBITDAR) at the facilities owned in both 1997 and 1996 were 18.9% in 1997 and 19.3% in 1996. The decline in operating margins during the last three years was caused primarily by the continued reduction in length of stay and pricing pressures caused by the increasing shift toward managed care. Management continues to implement cost controls in response to the managed care environment, however, pressure on operating margins is expected to continue in the future.

Other Operating Results

  Depreciation and amortization expense increased $24 million to $105 million in 1998 as compared to $81 million in 1997. The increase was due primarily to the four acute care hospitals acquired/opened during the first four months of 1998 (three in Puerto Rico and one in Las Vegas) and a full year of depreciation expense on two acute care facilities opened during the third and fourth quarters of 1997. Depreciation and amortization expense increased $9 million to $81 million in 1997 as compared to $72 million in 1996. The increase was due primarily to the opening of two newly constructed acute care facilities during the third and fourth quarters of 1997 and the acquisitions of an acute care facility and five behavioral health centers during the second and third quarters of 1996.

  Interest expense increased $8 million to $27 million in 1998 as compared to $19 million in 1997 due primarily to increased borrowings used to finance the 1998 purchase of the three acute care hospitals located in Puerto Rico. Interest expense decreased $2 million to $19 million in 1997 as compared to $21 million in 1996 due primarily to a slight reduction in the average outstanding borrowings and the $1 million of interest income earned during 1997 on the $40 million investment of funds restricted for construction of a new acute care facility in Washington, DC.

  During 1996, the Company recorded $4.1 million of nonrecurring charges which consisted of a $2.9 million loss recorded on the anticipated divestiture of an ambulatory treatment center (which was divested during the first quarter of 1997) and a $1.2 million charge recorded to fully reserve the carrying value of a behavioral health center owned by the Company and leased to an unaffiliated third party, which is currently in default under the terms of the lease agreement.

  The effective tax rate was 35.3%, 36.5% and 36.7% in 1998, 1997 and 1996, respectively. The reduction in the effective tax rate during 1998 as compared to the prior years was due to a reduction in the effective state income tax rate and benefits related to wage tax credits.

General Trends

  A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid, which accounted for 46%, 50% and 51% of the Company's net patient revenues during 1998, 1997 and 1996, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998. The Company expects that the modest rate increases which became effective on October 1, 1998 will be more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by the 1997 Act. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. Outpatient reimbursement for Medicare patients is scheduled to convert to a PPS during the second quarter of 2000. Since final provisions of the outpatient Medicare PPS are not yet available, the Company can not completely estimate the resulting impact on its future results of operations.

  During the first quarter of 1999, the President submitted a proposal which included additional reductions in Medicare payments to hospitals, nursing homes and other providers amounting to $9.5 billion over a five year period. Approximately $4.5 billion of the proposed Medicare reductions would cut the growth of Medicare payments to hospitals over a five year period. While the Company is unable to predict whether this most recent proposal, or any other future health reform legislation, will ultimately be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact upon the Company's results of operations and the healthcare industry.

  The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. While management of the Company believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that the Company will not be subjected to governmental inquiries or actions.

  In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $36.5 million in 1998, $33.4 million in 1997 and $17.8 million in 1996 received pursuant to the terms of these programs. These programs are scheduled to terminate in the third quarter of 1999 and although these programs have been renewed annually in the past, the Company cannot predict whether these programs will continue beyond their scheduled termination date. However, failure to renew these programs at their current reimbursement levels could have a material adverse effect on the Company's future results of operations.

  In addition to the Medicare and Medicaid programs, other payors, including managed care companies, continue to actively negotiate the amounts they will pay for services performed. In general, the Company expects the percentage of its business from managed care programs, including health maintenance organizations and preferred provider organizations to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

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

  The Company has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. The Company has completed its assessment of its major financial and clinical software and believes that such software is substantially Year 2000 compliant. As to certain peripheral software, the Company has scheduled upgrades to be completed by June, 1999. For its biomedical equipment, the Company expects to complete the assessment phase of its Year 2000 analysis by early in the second quarter of 1999. The Company believes that Year 2000 related remediation costs incurred through December 31, 1998 have not had a material impact on its results of operations. However, the Company is not able to reasonably estimate the total capital costs to be incurred for equipment replacement since the equipment analysis phase has not yet been completed. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to the Company's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. The Company has allocated a portion of its 1999 capital budget as Year 2000 contingency funds and expects that all of the capital costs can be accommodated within that budget. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

  The majority of the software used by the Company is purchased from third parties. The Company is relying on software (including the Company's major outsourcing vendor which provides the financial and clinical applications for the majority of the Company's acute care facilities), hardware and other equipment vendors to verify Year 2000 compliance of their products. The Company also depends on: fiscal intermediaries which process claims and make payments for the Medicare program; health maintenance organizations, insurance companies and other private payors; vendors of medical supplies and pharmaceuticals used in patient care; and, providers of utilities such as electricity, water, natural gas and telephone services. As part of its Year 2000 strategy, the Company intends to seek assurances from these parties that their services and products will not be interrupted or malfunction due to the Year 2000 problem. Failure of third parties to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services.

  Each of the Company's hospitals has a disaster plan which will be reviewed as part of the Company's Year 2000 contingency planning process. However, no assurance can be given that the Company will be able to develop contingency plans which will enable each of its facilities to continue to operate in all circumstances.

  This Year 2000 assessment is based on information currently available to the Company and the Company will revise its assessment at it implements its Year 2000 strategy. The Company can provide no assurance that applications and equipment the Company believes to be Year 2000 compliant will not experience difficulties or that the Company will not experience difficulties obtaining resources needed to make modifications to or replace the Company's affected systems and equipment. Failure by the Company or third parties on which it relies to resolve Year 2000 issues could have a material adverse effect on the Company's results of operations and its ability to provide health care services. Consequently, the Company can give no assurances that issues related to Year 2000 will not have a material adverse effect on the Company's financial condition or results of operations.

Market Risks Associated With Financial Instruments

  The Company's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Company's debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by entering into interest rate swap transactions. The interest rate swap agreements are contracts that require the Company to pay a fixed and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rate is determined at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. Certain swap agreements allow the counterparty a one-time option to cancel the agreement one year prior to maturity. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated AA or better by Moody's Investor Services and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the year ended December 31, 1998, the Company received a weighted average rate of 5.7% and paid a weighted average rate on its interest rate swap agreements of 5.8%. At December 31, 1997 and December 31, 1996, the Company had no active interest rate swap agreements.

  The table below presents information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps as of December 31, 1998. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by expected maturity date (assuming the options to cancel early are not exercised) and weighted average interest rates based on rates in effect at December 31, 1998. The fair values of long-term debt and interest rate swaps were determined based on market prices quoted at December 31, 1998, for the same or similar debt issues.

                              Maturity Date, Fiscal Year Ending December 31
                          ----------------------------------------------------------
                                                                   There-
                           1999    2000    2001      2002    2003  after     Total
                          ------  ------  -------  --------  ---- --------  --------
                                         (Dollars in thousands)
Long-term debt:
  Fixed rate-Fair
   value................  $4,082  $3,438  $   286  $  1,381   $0  $141,021  $150,208
  Fixed rate-Carrying
   value................   4,082   3,438      286     1,256    0   134,268   143,330
Average interest rates..    7.19%   7.38%    8.60%    10.00%          9.20%
Variable rate long-term
 debt...................       0       0        0   260,740    0    18,200   278,940
Interest rate swaps:
  Pay fixed/receive
   variable notional
   amounts..............                   50,000                   75,000   125,000
  Average pay rate......                    5.784%                    6.75%
  Average receive rate..                  3 month                  6 month
                                            LIBOR                    LIBOR

Effects of Inflation and Changing Prices

  The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are supply costs which tend to escalate as vendors pass on the rising costs through price increases. Inflation has not had a material impact on the results of operations during the last three years. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through the adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted, that, in certain cases, limit the Company's ability to increase prices. Under the terms of the Balanced Budget Act of 1997, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998. The Company expects that the modest rate increases which became effective on October 1, 1998 will be more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by the 1997 Act. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patient into managed care plans, the Company's ability to maintain margins through price increases to non-Medicare patients is limited.

Liquidity and Capital Resources

  Net cash provided by operating activities was $152 million in 1998, $174 million in 1997 and $146 million in 1996. The $22 million net decrease in 1998 as compared to 1997 was primarily attributable to: (i) a $37 million favorable increase in net income plus the addback of depreciation and amortization expense; (ii) an unfavorable $18 million increase in income tax payments, net of refunds; (iii) an unfavorable $14 million change in accrued insurance expense less commercial premiums paid and payments made in settlement of self-insurance claims; (iv) an unfavorable $22 million increase in other working capital accounts; (v) an $8 million increase in payments made to the Company's non-contributory retirement plan, and; (vi) $3 million of other net favorable changes. The unfavorable change in accrued insurance less commercial premiums paid and payments made in settlement of self-insurance claims was due to the January, 1998 purchase of commercial insurance policies for general and professional liability coverage at most of the Company's subsidiaries. These policies provide for coverage in excess of $1 million per occurrence, with an average annual aggregate of $4 million through 2001. Prior to January 1998, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers. Other working capital accounts as of December 31, 1998 (net of effects from acquisitions) increased $9 million as compared to December 31, 1997 while other working capital accounts as of December 31, 1997 decreased $13 million as compared to December 31, 1996. The changes in other working capital accounts were caused primarily by the timing of payments of accounts payable and other accrued expenses.

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

  During the first quarter of 1998, the Company completed its acquisition of three acute care hospitals located in Puerto Rico for a combined purchase price of $187 million. The hospitals acquired are located in Bayamon (430-beds), Rio Piedras (160-beds) and Fajardo (180-beds). These acquisitions were financed with funds borrowed under the Company's revolving credit facility. Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital Medical Center, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility and $11 million of net cash. The assets and liabilities contributed by the Company were recorded by the LLCs at carryover value. The LLCs applied purchase accounting to the assets and liabilities provided by Quorum and recorded them at fair market value. As a result of this partial sale transaction, the Company recorded a pre-tax gain of $55.1 million ($34.7 million after-tax) that was recorded as a capital contribution to the Company. This merger did not have a material impact on the 1998 results of operations. Also during 1998, the Company spent $2 million to purchase the property of a radiation therapy center located in California.

  During the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to two million shares or approximately 6% of its outstanding Class B Common Stock. As of December 31, 1998, the Company repurchased 580,500 shares at an average repurchase price of $42.90 per share ($24.9 million in the aggregate) pursuant to this program.

  During 1997 the Company acquired an 80% interest in a partnership which owns and operates The George Washington University Hospital, a 501-bed acute care facility located in Washington, DC. The George Washington University ("GWU") holds a 20% interest in the partnership. In connection with this acquisition, the Company provided an immediate commitment of $80 million, consisting of $40 million in cash which has been invested and is restricted for construction (balance of $43.4 million as of December 31, 1998) and a $40 million letter of credit. The Company and GWU are planning to build a newly constructed 371-bed acute care facility which is scheduled to be completed in 2001. The total cost of this new facility is estimated to be approximately $96 million, of which the Company intends to finance a total of $83 million (including the $80 million immediate commitment mentioned above) with the remainder being financed by GWU and the interest earnings on the $40 million of funds restricted for construction. During the third and fourth quarters of 1997, the Company completed construction and opened the following facilities:
(i) a 129-bed acute care facility located in Edinburg, Texas; (ii) a medical complex located in Summerlin, Nevada including a 148-bed acute care facility, and; (iii) two newly constructed specialized women's health centers located in Austin, Texas and Lakeside, Oklahoma of which the Company owns interests in limited liability companies ("LLC") which own and operate the facilities. During 1997, the LLC which operates the specialized women's health center in Lakeside, Oklahoma sold the real and personal property of this facility which was then leased-back pursuant to the terms of a 20-year lease. The Company spent $71 million during the year (net of $8 million of proceeds received for sale-leaseback of the specialized women's health center located in Oklahoma and $4 million received for sale of a minority interest in the specialized women's health center located in Austin, Texas) for completion of these newly constructed facilities. Also during the year, the Company spent an additional $11 million to acquire various behavioral healthcare related businesses.

  During 1996 the Company acquired the following facilities for total consideration of $168 million: (i) substantially all the assets and operations of a 357-bed medical complex located in Amarillo, Texas for $126 million in cash; (ii) substantially all the assets and operations of four behavioral health centers located in Pennsylvania and management contracts to seven other behavioral health centers for $39 million in cash, and; (iii) substantially all the assets and operations of a 164-bed behavioral health facility located in Texas for $3 million in cash. Also during 1996, the Company spent $53 million on the construction of the new acute care facilities located in Edinburg, Texas and Summerlin, Nevada which opened during 1997 as mentioned above. In connection with the acquisition of the 357 bed medical complex located in Amarillo, Texas, the Company is also required to pay additional consideration to the seller equal to 15% of any amount of the hospital's earnings before depreciation, interest and taxes in excess of $24 million in each year of the seven-year period ending March 31, 2003. The additional consideration paid in 1997 and 1998, which totaled approximately $600,000, was accounted for as an increase to the previously recorded excess of cost over face value of net assets acquired when determined in accordance with paragraph 79 of APB No. 16. In addition, under the terms of the agreement, the seller will pay the Company $8 million per year for the first four years and $6 million per year (subject to certain adjustments for inflation) for up to an additional 36 years to help support the cost of medical services to indigent patients.

  Capital expenditures, net of proceeds received from sale or disposition of assets, were $91 million in 1998 (excluding $11 million of net cash contributed by Quorum as mentioned above), $114 million in 1997 (including $71 million spent on the newly constructed facilities mentioned above) and $106 million in 1996 (including $53 million spent on the newly constructed facilities mentioned above). Capital expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 1998 are expected to total approximately $125 million in 1999. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

  Total debt as a percentage of total capitalization was 40% at December 31, 1998, 35% at December 31, 1997 and 38% at December 31, 1996. The increase during 1998 was due primarily to the 1998 purchase transactions mentioned above, which were financed with borrowings under the Company's revolving credit facility. To partially finance the 1996 purchase transactions mentioned above, the Company issued four million shares of its Class B Common Stock at a price of $26 per share during the second quarter of 1996. The total net proceeds of $99.1 million generated from this stock issuance were used to partially finance the 1996 purchase transactions mentioned above while the excess of the purchase price over the net proceeds generated from the stock issuance ($69 million) were financed from operating cash flows and borrowings under the Company's commercial paper and revolving credit facilities.

  During 1998, the Company amended its revolving credit agreement to increase the borrowing capacity to $400 million from $300 million. The agreement includes a $50 million sublimit for letters of credit. Also during 1998, the banks participating in the Company's revolving credit agreement agreed to fully discharge the obligation of the Company's subsidiaries to guarantee the parent company's obligations under the revolving credit agreement. The agreement, which matures in July 2002, provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. As of December 31, 1998, the Company had $184 million of unused borrowing capacity available under the terms of the revolving credit agreement.

  Also during 1998, the Company amended its commercial paper credit facility to increase the borrowing capacity to $100 million from $75 million. A large portion of the Company's accounts receivable are pledged as collateral to secure this commercial paper program. This annually renewable program, which began in 1993, is scheduled to expire on October 30, 1999. As of December 31, 1998, the Company had $15 million of unused borrowing capacity under the terms of the commercial paper facility.

  The Company has two interest rate swap agreements that fix the rate of interest on a notional principal amount of $50 million for a period of three years expiring December 2001. The average fixed rate obtained through these interest rate swaps is 6.2% including the Company's current borrowing spread of .425%. The counterparties to these two interest rate swaps have the right to terminate the swaps after the second year. The Company is also a party to three forward starting interest rate swaps to hedge a total notional principal amount of $75 million. The starting date on the interest rate swaps is August 2000 and they mature in August 2010. The average fixed rate including the Company's current borrowing spread of .425% is 7.2%. At December 31, 1997 and December 31, 1996 there were no active interest rate swap agreements.

  The effective interest rate on the Company's revolving credit, demand and commercial paper program, including the interest rate swap expense incurred on existing and now expired interest rate swaps was 6.4%, 6.8% and 6.9% during 1998, 1997 and 1996, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $75,000, $0 and $47,000 in 1998, 1997 and 1996, respectively. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreements. All of the counterparties are major financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The cost to terminate the swap obligations at December 31, 1998 was approximately $6.9 million.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. Executive Compensation

  There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 13. Certain Relationships and Related Transactions

  There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedule.

    See Index to Financial Statements and Financial Statement Schedule on page
    31.

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

  10.4 Agreement, effective January 1, 1999, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

  10.12 Amendment No. 2 dated as of August 31, 1998, to Sale and Servicing Agreements dated as of various dates between each hospital company and UHS Receivables Corp., previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

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

  10.16 Amendment No. 2, dated as of April 17, 1997 to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., a Delaware corporation, Sheffield Receivables Corporation, a Delaware corporation, and First Bank National Association, a national banking association, as trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

  10.17 Form of Amendment No. 3, dated as of August 31, 1998, to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and U.S. Bank National Association (successor to First Bank National Association and Continental Bank, National Association).

  10.18 Agreement, dated as of August 31, 1998, by and among each hospital company signatory hereto, UHS Receivables Corp., a Delaware Corporation, Sheffield Receivables Corporation and U.S. Bank National Association, as Trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

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

  10.22 Credit Agreement, dated as of July 8, 1997 among Universal Health Services, Inc., various banks and Morgan Guaranty Trust Company of New York, as agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

  10.23 Amendment No. 1, dated as of June 29, 1998, to the Credit Agreement dated as of July 8, 1997, among Universal Health Services, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York, as the Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

  10.24 Amended and Restated 1989 Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

  10.25 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.26 1992 Stock Option Plan, As Amended, previously filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.27 Stock Purchase Plan, previously filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.28 Asset Purchase Agreement dated as of April 19, 1996 by and among UHS of PENNSYLVANIA, INC., a Pennsylvania corporation, and subsidiary of UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation, UHS, UHS OF DELAWARE, INC., a Delaware corporation and subsidiary of UHS, WELLINGTON REGIONAL MEDICAL CENTER, INC., a Florida corporation and subsidiary of UHS, FIRST HOSPITAL CORPORATION, a Virginia corporation, FHC MANAGEMENT SERVICES, INC., a Virginia corporation, HEALTH SERVICES MANAGEMENT, INC., a Pennsylvania corporation, HORSHAM CLINIC, INC., d/b/a THE HORSHAM CLINIC, a Pennsylvania corporation, CENTRE VALLEY MANAGEMENT, INC. d/b/a THE MEADOWS PSYCHIATRIC CENTER, a Pennsylvania corporation, CLARION FHC, INC. d/b/a CLARION PSYCHIATRIC CENTER, a Pennsylvania corporation, WESTCARE, INC., d/b/a ROXBURY, a Virginia corporation and FIRST HOSPITAL CORPORATION OF FLORIDA, a Florida corporation, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.29 $36.5 million Term Note dated May 3, 1996 between Universal Health Services, Inc., a Delaware corporation, and First Hospital Corporation, Horsham Clinic, Inc. d/b/a Horsham Clinic, Centre Valley Management, Inc. d/b/a The Meadows Psychiatric Center, Clarion FHC, d/b/a/ Clarion Psychiatric Center, Westcare, Inc. d/b/a Roxbury, FHC Management Services, Inc., Health Services Management, Inc., First Hospital Corporation of Florida, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.30 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

  10.31 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

  10.32 Deferred Compensation Plan for Universal Health Services Board of Directors, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

  10.33 Stock Purchase Agreement dated as of December 15, 1997, by and among the Stockholders of Hospital San Pablo, Inc. and Universal Health Services, Inc., and UHS of Puerto Rico, Inc., previously filed as Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.34 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.35 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as
Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.36 Supplemental Indenture Dated as of January 1, 1998 to Indenture Dated as of July 15, 1995 between Universal Health Services, Inc. and PNC BANK, National Association, Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

  10.37 1992 Corporate Ownership Program, as Amended.

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

March 10, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                        Title                 Date

         /s/ Alan B. Miller            Chairman of the          March 10, 1999
-------------------------------------   Board, President
           Alan B. Miller               and Director
                                        (Principal
                                        Executive Officer)

          /s/ Sidney Miller            Secretary and            March 17, 1999
-------------------------------------   Director
            Sidney Miller

       /s/ Anthony Pantaleoni          Director                 March 17, 1999
-------------------------------------
         Anthony Pantaleoni

         /s/ Robert H. Hotz            Director                 March 17, 1999
-------------------------------------
           Robert H. Hotz

         /s/ John H. Herrell           Director                 March 17, 1999
-------------------------------------
           John H. Herrell

         /s/ Paul R. Verkuil           Director                 March 17, 1999
-------------------------------------
           Paul R. Verkuil

         /s/ Leatrice Ducat            Director                 March 17, 1999
-------------------------------------
           Leatrice Ducat

         /s/ Kirk E. Gorman            Senior Vice              March 10, 1999
-------------------------------------   President and Chief
           Kirk E. Gorman               Financial Officer

          /s/ Steve Filton             Vice President,          March 10, 1999
-------------------------------------   Controller and
            Steve Filton                Principal
                                        Accounting Officer

                        UNIVERSAL HEALTH SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(a))

Consolidated Financial Statements:
  Report of Independent Public Accountants on Consolidated Financial
   Statements and Schedule.................................................  32
  Consolidated Statements of Income for the three years ended December 31,
   1998....................................................................  33
  Consolidated Balance Sheets as of December 31, 1998 and 1997.............  34
  Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1998...........................................  35
  Consolidated Statements of Cash Flows for the three years ended December
   31, 1998................................................................  36
  Notes to Consolidated Financial Statements...............................  37
  Supplemental Financial Statement Schedule II: Valuation and Qualifying
   Accounts................................................................  53

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
February 11, 1999

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
                                              (In thousands, except per share
                                                           data)
Net revenues................................  $1,874,487 $1,442,677 $1,174,158
Operating charges
  Operating expenses........................     752,651    574,837    459,210
  Salaries and wages........................     671,140    514,407    420,525
  Provision for doubtful accounts...........     139,526    108,790     80,820
  Depreciation & amortization...............     105,442     80,686     71,941
  Lease and rental expense..................      46,516     38,401     37,484
  Interest expense, net.....................      27,117     19,382     21,258
  Nonrecurring charges......................         --         --       4,063
                                              ---------- ---------- ----------
    Total operating charges.................   1,742,392  1,336,503  1,095,301
                                              ---------- ---------- ----------
Income before minority interests and income
 taxes......................................     132,095    106,174     78,857
Minority interests in earnings (losses) of
 consolidated entities......................       9,083        251     (1,147)
                                              ---------- ---------- ----------
Income before income taxes..................     123,012    105,923     80,004
Provision for income taxes..................      43,454     38,647     29,333
                                              ---------- ---------- ----------
Net income..................................  $   79,558 $   67,276 $   50,671
                                              ========== ========== ==========
Earnings per common share--basic............  $     2.45 $     2.08 $     1.69
                                              ========== ========== ==========
Earnings per common & common share
 equivalents--diluted.......................  $     2.39 $     2.03 $     1.65
                                              ========== ========== ==========
Weighted average number of common shares--
 basic......................................      32,511     32,321     30,054
Weighted average number of common share
 equivalents................................         782        777        744
                                              ---------- ---------- ----------
Weighted average number of common shares and
 equivalents--diluted.......................      33,293     33,098     30,798
                                              ========== ========== ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                              (Dollar amounts
                                                               in thousands)
                         ASSETS
Current Assets
Cash and cash equivalents................................  $    1,260 $      332
Accounts receivable, net.................................     256,354    180,252
Supplies.................................................      38,842     28,214
Deferred income taxes....................................      10,838     11,105
Other current assets.....................................      12,321     10,119
                                                           ---------- ----------
 Total current assets....................................     319,615    230,022

Property and Equipment
Land.....................................................      96,331     66,406
Buildings and improvements...............................     647,108    538,326
Equipment................................................     364,978    308,695
Property under capital lease.............................      25,579     27,712
                                                           ---------- ----------
                                                            1,133,996    941,139
Less accumulated depreciation............................     396,530    328,881
                                                           ---------- ----------
                                                              737,466    612,258
Funds restricted for construction........................      43,413     41,031
Construction-in-progress.................................      27,943      9,822
                                                           ---------- ----------
                                                              808,822    663,111

Other Assets
Excess of cost over fair value of net assets acquired....     279,141    149,814
Deferred charges.........................................      13,533     10,852
Other....................................................      26,984     31,550
                                                           ---------- ----------
                                                              319,658    192,216
                                                           ---------- ----------
                                                           $1,448,095 $1,085,349
                                                           ========== ==========
       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt.....................  $    4,082 $    5,655
Accounts payable.........................................      83,130     70,807
Accrued liabilities
 Compensation and related benefits.......................      29,224     35,498
 Interest................................................       6,141      4,682
 Taxes other than income.................................       9,858      9,586
 Other...................................................      37,365     32,521
 Federal and state taxes.................................         253      1,707
                                                           ---------- ----------
 Total current liabilities...............................     170,053    160,456

Other Noncurrent Liabilities.............................      80,172     90,593
Minority Interest........................................     129,423     34,693
Long-Term Debt...........................................     418,188    272,466
Deferred Income Taxes....................................      23,252        534
Commitments and Contingencies
Common Stockholders' Equity
Class A Common Stock, voting, $.01 par value; authorized
 12,000,000 shares; issued and outstanding 2,057,929
 shares in 1998 and 2,059,929 in 1997....................          21         21
Class B Common Stock, limited voting, $.01 par value;
 authorized 75,000,000 shares; issued and outstanding
 29,901,218 shares in 1998 and 30,122,479 in 1997........         299        301
Class C Common Stock, voting, $.01 par value; authorized
 1,200,000 shares; issued and outstanding 207,230 shares
 in 1998 and 207,230 in 1997.............................           2          2
Class D Common Stock, limited voting, $.01 par value;
 authorized 5,000,000 shares; issued and outstanding
 28,788 shares in 1998 and 32,063 in 1997................         --         --
Capital in excess of par value, net of deferred
 compensation of $185 in 1998 and $295 in 1997...........     221,500    200,656
Retained earnings........................................     405,185    325,627
                                                           ---------- ----------
                                                              627,007    526,607
                                                           ---------- ----------
                                                           $1,448,095 $1,085,349
                                                           ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1998, 1997, and 1996

                                                          Capital in
                          Class A Class B Class C Class D Excess of  Retained
                          Common  Common  Common  Common  Par Value  Earnings  Total
                          ------- ------- ------- ------- ---------- -------- --------
                                             (Amounts in thousands)
Balance January 1,
 1996...................   $ 11    $127    $  1     --     $ 89,881  $207,680 $297,700
Common Stock
  Issued................    --       42     --      --      103,871       --   103,913
  Converted.............     (1)      1     --      --          --        --       --
  Stock dividend........     11     128       1     --         (140)      --       --
Amortization of deferred
 compensation...........    --      --      --      --          696       --       696
Net income..............    --      --      --      --          --     50,671   50,671
                           ----    ----    ----    ----    --------  -------- --------
Balance January 1,
 1997...................     21     298       2     --      194,308   258,351  452,980
Common Stock
  Issued................   --         3     --      --        6,141       --     6,144
Amortization of deferred
 compensation...........    --      --      --      --          286       --       286
Cancellation of stock
 grant..................    --      --      --      --          (79)      --       (79)
Net income..............    --      --      --      --          --     67,276   67,276
                           ----    ----    ----    ----    --------  -------- --------
Balance January 1,
 1998...................     21     301       2     --      200,656   325,627  526,607
Common Stock
  Issued................    --        4     --      --       10,791       --    10,795
  Repurchased...........    --       (6)    --      --      (24,900)      --   (24,906)
Amortization of deferred
 compensation...........    --      --      --      --          216       --       216
After-tax gain on
 partial sale of
 subsidiary.............    --      --      --      --       34,737       --    34,737
Net income..............    --      --      --      --          --     79,558   79,558
                           ----    ----    ----    ----    --------  -------- --------
Balance December 31,
 1998...................   $ 21    $299    $  2     --     $221,500  $405,185 $627,007
                           ====    ====    ====    ====    ========  ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year Ended December 31
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
                                                  (Amounts in thousands)
Cash Flows from Operating Activities:
 Net income................................... $  79,558  $  67,276  $  50,671
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization...............   105,442     80,686     71,941
  Other non-cash charges......................       --         --       4,063
  Changes in assets and liabilities, net of
   effects from acquisitions and dispositions:
   Accounts receivable........................   (20,060)   (14,434)       (93)
   Accrued interest...........................     1,459       (217)      (614)
   Accrued and deferred income taxes..........     3,541     16,241     15,699
   Other working capital accounts.............    (8,327)    13,315      3,434
   Other assets and deferred charges..........    (6,220)       334     (5,125)
   Earnings (losses) of minority partners,
    net.......................................     9,083        251     (1,147)
   Other......................................    (2,837)     6,947       (840)
   Accrued insurance expense, net of
    commercial premiums paid..................     8,933     20,003     15,874
   Payments made in settlement of self-
    insurance claims..........................   (18,888)   (16,232)    (7,872)
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................   151,684    174,170    145,991
                                               ---------  ---------  ---------
Cash Flows from Investing Activities:
 Property and equipment additions.............   (96,808)  (129,199)  (105,728)
 Acquisition of businesses....................  (189,332)   (10,525)  (168,429)
 Proceeds received from merger, sale or
  disposition of assets.......................    16,404     15,230      1,765
 Funds restricted for construction related to
  acquisition of business.....................       --     (41,031)       --
 Note receivable related to acquisition.......       --         --      (7,000)
                                               ---------  ---------  ---------
    Net cash used in investing activities.....  (269,736)  (165,525)  (279,392)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities:
 Additional borrowings........................   152,199     25,000     41,800
 Reduction of long-term debt..................    (8,050)   (34,510)    (7,699)
 Distributions to minority partners...........    (1,751)      (671)      (735)
 Issuance of common stock.....................     1,488      1,580    100,289
 Repurchase of common shares..................   (24,906)       --         --
                                               ---------  ---------  ---------
    Net cash provided by (used in) financing
     activities...............................   118,980     (8,601)   133,655
                                               ---------  ---------  ---------
Increase in Cash and Cash Equivalents.........       928         44        254
Cash and Cash Equivalents, Beginning of
 Period.......................................       332        288         34
                                               ---------  ---------  ---------
Cash and Cash Equivalents, End of Period...... $   1,260  $     332  $     288
                                               =========  =========  =========
Supplemental Disclosures of Cash Flow
 Information:
 Interest paid................................ $  25,658  $  19,599  $  21,872
 Income taxes paid, net of refunds............ $  39,913  $  22,265  $  13,634
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

  Nature of Operations: The principal business of the Company is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and women's centers. At December 31, 1998, the Company operated 44 hospitals, consisting of 21 acute care hospitals, 20 behavioral health centers and 3 specialized women's health centers, in 15 states, the District of Columbia and Puerto Rico. The Company, as part of its Ambulatory Treatment Centers Division owns outright, or in partnership with physicians, and operates or manages 24 surgery and radiation oncology centers located in 12 states and the District of Columbia. As of December 31, 1998, the Company held majority interests in three separate partnerships/limited liability companies which own the property of, and manage, three radiation therapy centers located in Kentucky and California. Since the Company does not control the operations of these centers, the operating results of these centers are not included in the Company's consolidated financial statements.

  Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic care, coronary care, pediatric services and behavioral health services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

  Net revenues from the Company's acute care hospitals, ambulatory and outpatient treatment centers and women's center accounted for 87%, 85% and 85% of consolidated net revenues in 1998, 1997 and 1996, respectively.

  Net Revenues: Net revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Medicare and Medicaid net revenues represented 46%, 50% and 51% of net patient revenues for the years 1998, 1997 and 1996, respectively.

  Concentration of Revenues: Valley Hospital Medical Center and McAllen Medical Center each contributed 10% of the Company's 1998 consolidated net revenues.

  Accounts Receivable: Accounts receivable are recorded at the estimated net realizable amounts from patients, third-party payors and others for services rendered, net of contractual allowances and net of allowance for doubtful accounts of $60.5 million and $46.6 million in 1998 and 1997, respectively.

  Property and Equipment: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. The Company capitalized $1.1 million and $800,000 of interest costs related to construction in progress in 1997 and 1996, respectively. No interest was capitalized in 1998.

  Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (five to fifteen years).

  Other Assets: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $72.2 million in 1998 and $53.5 million in 1997, is amortized using the straight-line method over periods ranging from five to forty years. As of December 31, 1998, the weighted average amortization period is approximately eighteen years.

  During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. At December 31, 1998 and 1997, the cash surrender value of the policies ($103 million in both years) were recorded net of related loans ($102 million in both years) and is included in other assets.

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

  During 1996, the Company recorded a $2.9 million charge to write-down the carrying value of an ambulatory treatment center (which was divested in 1997) to its net realizable value. Also during 1996, the Company recorded a $1.2 million charge to fully reserve the carrying value of a behavioral health center property which is leased to an unaffiliated third party, which was in default under terms of the lease agreement.

  Income Taxes: The Company and its subsidiaries file consolidated federal tax returns. Deferred taxes are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

  Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of the Company's professional and general liability, workers' compensation reserves and pension liability.

  Minority Interest Liabilities: As of December 31, 1998, the $129.4 million minority interest balance consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada and a 20% outside ownership interest in an acute care facility located in Washington, DC.

  Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. All per share amounts for all periods presented have been restated to conform to Statement of Financial Accounting Standards No. 128.

  Stock-Based Compensation: SFAS No. 123 encourages a fair value based method of accounting for employee stock options and similar equity instruments, which generally would result in the recording of additional compensation expense in the Company's financial statements. The Statement also allows the Company to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans in the accompanying financial statements.

  Statement of Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $2.6 million, $1.3 million and $173,000 in 1998, 1997 and 1996, respectively.

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

  Comprehensive Income: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes additional disclosure for the elements of comprehensive income and a total comprehensive income calculation. Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 1998, 1997 and 1996.

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

  Reclassifications: Certain prior year amounts have been reclassed to conform with the current year presentation.

  Accounting Pronouncement Not Yet Adopted: In June 1998, the FASB issued SFAS No 133, "Accounting Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either and asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  SFAS No 133 is effective as of the beginning of fiscal years beginning after June 15, 1999. A company may also implement the SFAS No. 133 as of the beginning of any fiscal quarter after the issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to: (a) derivative instruments, and; (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 (and at the Company's election, before January 1, 1998).

  The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

2) ACQUISITIONS AND DIVESTITURES

  1999 -- The Company executed a letter of intent to purchase three behavioral health services facilities located in Illinois, Indiana and New Jersey. Also, the Company executed a letter of intent to purchase two additional behavioral health services facilities located in Illinois. Both of these transactions, which are subject to regulatory approval, are expected to be completed in the second quarter of 1999 for a combined purchase price of approximately $46 million.

  1998 -- During the first quarter of 1998, the Company acquired three hospitals located in Puerto Rico for an aggregate purchase price of $187 million. The hospitals acquired were Hospital San Pablo located in Bayamon (430-beds), Hospital San Francisco located in Rio Piedras (160-beds) and Hospital San Pablo del Este located in Fajardo (180-beds). The Hospital San Pablo del Este, which had been closed prior to acquisition, was reopened in April, 1998 after completion of renovations.

  Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability corporations ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility, and $11 million of net cash to the LLCs. The assets and liabilities contributed by the Company were recorded by the LLCs at carryover value. The LLCs applied purchase accounting to the assets and liabilities provided by Quorum and recorded them at fair market value. As a result of this partial sale transaction, the Company recorded a pre-tax gain of $55.1 million ($34.7 million after-tax) that was recorded as a capital contribution to the Company. The Company elected the option of recording the gain to capital in excess of par value in the consolidated balance sheet. The option must be consistently applied to all future gains and losses arising from similar transactions and is adopted as a company accounting policy. Also during 1998, the Company spent $2 million to purchase the property of a radiation therapy center located in California.

  The aggregate net purchase price of the transactions mentioned above of $178 million ($189 million cash paid less $11 million of net cash received), was allocated to assets and liabilities based on their estimated fair values as follows:

                                                                        Amount
                                                                        (000s)
                                                                       --------
   Working capital, net............................................... $ 34,000
   Land...............................................................   23,000
   Buildings & equipment..............................................  110,000
   Goodwill...........................................................  152,000
   Minority interest liability........................................  (85,000)
   Deferred income taxes..............................................  (21,000)
   Additional paid in capital.........................................  (35,000)
                                                                       --------
     Total Purchase Price............................................. $178,000
                                                                       ========

  Assuming the 1998 acquisition of Hospital San Pablo and Hospital San Francisco had been completed as of January 1, 1998, the effect on the December 31, 1998 unaudited pro forma net revenues, net income and basic and diluted earnings per share would have been immaterial, as the acquisitions occurred early in 1998. Assuming the above mentioned 1998 acquisitions and the 1997 acquisition of The George Washington University Hospital ("GWUH") had been completed as of January 1, 1997, the unaudited pro forma net revenues and net income for the year ended December 31, 1997 would have been approximately $1.6 billion and $63.9 million, respectively. In addition, the unaudited pro forma basic and diluted earnings per share would have been $1.98 and $1.93, respectively.

  1997 -- During the third quarter of 1997 the Company acquired an 80% interest in a partnership which owns and operates GWUH, a 501-bed acute care facility located in Washington, DC. The George Washington University ("GWU") holds a 20% interest in the partnership. In connection with this acquisition, theCompany provided an immediate commitment of $80 million, consisting of $40 million in cash (which has been invested and is restricted for construction) and a $40 million letter of credit. The Company and GWU are planning to build a newly constructed 371-bed acute care facility which is scheduled to be completed in 2001. The total cost of this new facility is estimated to be approximately $96 million, of which the Company intends to finance a total of $83 million (including the $80 million immediate commitment mentioned above) with the remainder being financed by GWU and the interest earnings on the $40 million of funds restricted for construction.

  In addition, during the third and fourth quarter of 1997 the Company completed construction and opened the following facilities: (i) a 129-bed acute care facility located in Edinburg, Texas; (ii) a medical complex located in Summerlin, Nevada including a 148-bed acute care facility, and; (iii) two newly constructed specialized women's health centers located in Austin, Texas and Lakeside, Oklahoma of which the Company owns interests in limited liability companies ("LLC") which own and operate the facilities. The Company spent a total of $71 million during 1997 for completion of these newly constructed facilities. Also during 1997, the Company spent an additional $11 million to acquire various behavioral healthcare related businesses.

  Assuming the 1997 acquisition of GWUH had been completed as of January 1, 1997, the unaudited pro forma net revenues would have been $1.5 billion and the effect on net income and basic and diluted earnings per share would have been immaterial.

  1996 -- During the second quarter, the Company completed the acquisition of Northwest Texas Healthcare System, a 357-bed medical complex located in Amarillo, Texas for $126 million in cash. The assets acquired include the real and personal property, working capital and tangible assets. The Company also will be required to pay additional consideration to the seller equal to 15% of any amount of the hospital's earnings before depreciation, interest and taxes in excess of $24 million in each year of the seven-year period ending March 31, 2003. The additional consideration paid in 1997 and 1998, which totaled approximately $600,000, was accounted for as an increase to the previously recorded excess of cost over face value of net assets acquired when determined in accordance with paragraph 79 of APB No. 16. In addition, under the terms of the agreement, the seller will pay the Company $8 million per year for the first four years and $6 million per year (subject to certain adjustments for inflation) for up to an additional 36 years to help support the cost of medical services to indigent patients.

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

  During the third quarter of 1996, the Company acquired a 164-bed behavioral health center located in Texas for $3 million. Also during the fourth quarter of 1996, as a result of divestiture negotiations with a third party regarding one of the Company's ambulatory treatment centers, the Company recorded a $2.9 million charge to write-down the carrying value of the center to its net realizable value. The divestiture of this facility was completed during the first quarter of 1997.

  The aggregate purchase price for these acquisitions of $168 million, excluding the additional contingent consideration recorded in 1997 and 1998, was allocated to assets and liabilities based on their estimated fair values as follows:

                                                                         Amount
                                                                         (000s)
                                                                        --------
   Working capital, net................................................ $ 25,000
   Land................................................................    9,000
   Buildings & equipment...............................................  110,000
   Goodwill............................................................   24,000
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

  The acquisitions mentioned above have been accounted for using the purchase method of accounting. The excess of cost over fair value of net tangible assets relating to these acquisitions is being amortized over periods ranging from fifteen to thirty-five years. Operating results from all of the businesses acquired have been included in the financial statements from their respective dates of acquisitions. The unaudited pro forma financial information presented above may not be indicative of results that would have been reported if the acquisitions had occurred at the beginning of the earliest period presented and may not be indicative of future operating results.

3) LONG-TERM DEBT

  A summary of long-term debt follows:

                                                                 December 31
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                   (000s)
   Long-term debt:
     Notes payable and Mortgages payable (including
      obligations under capitalized leases of $4,185 in 1998
      and $8,020 in 1997) with varying maturities through
      2001; weighted average interest at 6.8% in 1998 and
      6.7% in 1997 (see Note 6 regarding capitalized
      leases)...............................................  $  9,062 $ 14,764
     Revolving credit and demand notes......................   175,740   36,000
     Commercial paper.......................................    85,000   75,000
     Revenue bonds:
       Interest at floating rates ranging from 3.4% to 3.6%
        at December 31, 1998 with varying maturities through
        2015................................................    18,200   18,200
   8.75% Senior Notes due 2005, net of the unamortized
    discount of $732 in 1998 and $843 in 1997...............   134,268  134,157
                                                              -------- --------
                                                               422,270  278,121
   Less-Amounts due within one year.........................     4,082    5,655
                                                              -------- --------
                                                              $418,188 $272,466
                                                              ======== ========

  The Company has $135 million of Senior Notes which have an 8.75% coupon rate and which mature on August 15, 2005. The Notes can be redeemed in whole or in part, at any time on or after August 15, 2000, initially at a price of 102%, declining ratably to par on or after August 15, 2002. The interest on the bonds is paid semi-annually in arrears on February 15 and August 15 of each year. In anticipation of the Senior Note issuance, the Company entered into interest rate swap agreements having a total notional principal amount of $100 million to hedge the interest rate on the Notes. These interest rate swaps were terminated simultaneously with the issuance of the Notes at which time the Company paid a net termination fee of $5.4 million which is being amortized ratably over the ten year term of the Senior Notes. The effective rate on the Notes including the amortization of swap termination fees and bond discount is 9.2%.

  The Company has an unsecured non-amortizing revolving credit agreement, which expires on July 8, 2002. Borrowing capacity under the agreement was increased in April, 1998 from $300 million to $400 million. The agreement includes a $50 million sublimit for letters of credit. Also during 1998, the banks participating in the Company's revolving credit agreement agreed to fully discharge the obligation of the Company's subsidiaries to guarantee the parent company's obligations under the revolving credit agreement. The interest rate on borrowings is determined at the Company's option at the prime rate, certificate of deposit rate plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or a money market rate. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. At December 31, 1998 the applicable margins over the certificate of deposit and the Euro-dollar rate were .55% and .425%, respectively, and the commitment fee was
 .20%. There are no compensating balance requirements. At December 31, 1998, the Company had $184 million of unused borrowing capacity available under the revolving credit agreement.

  The average amounts outstanding during 1998, 1997 and 1996 under the revolving credit and demand notes and commercial paper program were $234.2 million, $100.3 million, and $108.1 million, respectively, with corresponding effective interest rates of 6.4%, 6.8%, and 6.9% including commitment and facility fees. The maximum amounts outstanding at any month-end were, $289.6 million, $124.2 million, and $220.7 million during 1998, 1997 and 1996, respectively.

  Also during 1998, the Company amended its commercial paper credit facility to increase the borrowing capacity to $100 million from $75 million. A large portion of the Company's accounts receivable are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November, 1993, is scheduled to expire on October 30, 1999. Outstanding amounts of commercial paper that can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term. As of December 31, 1998, the Company had $15 million unused borrowing capacity under the terms of the commercial paper facility.

  The Company has two interest rate swap agreements that fix the rate of interest on a notional principal amount of $50 million for a period of three years expiring December, 2001. The average fixed rate obtained through these interest rate swaps is 6.20% including the Company's current borrowing spread of .425%. The counterparties to these two interest rate swaps have the right to terminate the swaps after the second year. The Company is also a party to three forward starting interest rate swaps to hedge a total notional principal amount of $75 million. The starting date on the interest rate swaps is August 2000 and they mature in August 2010. The average fixed rate including the Company's current borrowing spread of .425% is 7.2%. At December 31, 1997 and December 31, 1996 there were no active interest rate swap agreements. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense incurred on existing and now expired interest rate swaps, was 6.4%, 6.8%, and 6.9% during 1998, 1997 and 1996, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $75,000, $0, and $47,000 in 1998, 1997 and 1996, respectively. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreements. All of the counterparties are creditworthy financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The cost to terminate the swap obligations at December 31, 1998 was approximately $6.9 million.

  Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 1998.

  The fair value of the Company's long-term debt at December 31, 1998 and 1997 was approximately $429.0 million and $285.9 million, respectively.

  Aggregate maturities follow:

                                                                         (000s)
                                                                        --------
   1999................................................................ $  4,082
   2000................................................................    3,438
   2001................................................................      286
   2002................................................................  261,996
   2003................................................................        0
   Later...............................................................  152,468
                                                                        --------
     Total............................................................. $422,270
                                                                        ========

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

  During the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to two million shares or approximately 6% of its outstanding Class B Common Stock. As of December 31, 1998, the Company repurchased 580,500 shares at an average repurchase price of $42.90 per share ($24.9 million in the aggregate) pursuant to this program.

  At December 31, 1998, 5,393,733 shares of Class B Common Stock were reserved for issuance upon con- version of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

  SFAS No. 123 requires the Company to disclose pro-forma net income and pro-forma earnings per share as if compensation expense were recognized for options granted beginning in 1995. Using this approach, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                     Year Ended December 31
                                                --------------------------------
                                                   1998       1997       1996
                                                ---------- ---------- ----------
                                                (000s, except per share amounts)
   Net Income:
     As Reported............................... $   79,558 $   67,276 $   50,671
     Pro Forma................................. $   78,362 $   66,672 $   50,217
   Earnings Per Share:
     As Reported:
       Basic .................................. $     2.45 $     2.08 $     1.69
       Diluted................................. $     2.39 $     2.03 $     1.65
     Pro Forma:
       Basic .................................. $     2.41 $     2.06 $     1.67
       Diluted................................. $     2.35 $     2.01 $     1.63


  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the nine option grants that occurred during 1998, 1997 and 1996:

Year Ended December 31                                    1998    1997    1996
----------------------                                   ------  ------  ------
Volatility.............................................. 21%-28% 21%-23% 26%-30%
Interest rate...........................................   5%-6%   6%-7%   6%-7%
Expected life (years)...................................    4.1     4.2     4.1
Forfeiture rate.........................................      2%      2%      3%

  Stock-based compensation costs on a pro forma basis would have reduced pretax income by $1.9 million ($1.2 million after-tax) in 1998, $1.0 million ($604,000 after-tax) in 1997 and $735,000 ($454,000 after-tax) in 1996.
Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

  Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans.

  Information with respect to these options is summarized as follows:

                                                       Average
                                             Number    Option       Range
Outstanding Options                         of Shares   Price     (High-Low)
-------------------                         ---------  ------- ----------------
Balance, January 1, 1996................... 1,969,522  $12.14     $17.00-$ 5.56
  Granted..................................    54,100  $24.40     $25.13-$22.94
  Exercised................................  (467,974) $ 9.43     $16.56-$ 5.56
  Cancelled................................   (21,600) $ 9.76     $11.13-$ 6.94
-------------------------------------------------------------------------------
Balance, January 1, 1997................... 1,534,048  $13.43     $25.13-$ 5.69
  Granted..................................   243,250  $41.22     $44.56-$37.88
  Exercised................................  (319,225) $11.30     $25.13-$ 5.69
  Cancelled................................   (42,500) $12.54     $25.13-$ 9.81
-------------------------------------------------------------------------------
Balance, January 1, 1998................... 1,415,573  $18.71     $44.56-$ 7.44
  Granted..................................   448,000  $51.73     $56.56-$47.81
  Exercised................................  (262,511) $14.46     $41.25-$ 7.44
  Cancelled................................    (8,500) $37.89     $47.81-$23.25
-------------------------------------------------------------------------------
Balance, December 31, 1998................. 1,592,562  $28.60  $56.5625-$9.8125
-------------------------------------------------------------------------------

  Outstanding Options at December 31, 1998:

                      Average Option             Range
Number of Shares          Price               (High-Low)           Contractual Life
----------------      --------------         -------------         ----------------
     711,413              $46.92             $56.56-$23.25               4.3
     881,150              $13.80             $ 22.94-$9.81               1.4
   ---------
   1,592,563
   =========

  All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 1998 have an average remaining contractual life of 2.7 years. At December 31, 1998, options for 321,699 shares were available for grant. At December 31, 1998, options for 791,447 shares of Class B Common Stock with an aggregate purchase price of $12.0 million (average of $15.15 per share) were exercisable. In connection with the stock option plan, the Company provides the optionee with a three year loan to cover the tax liability incurred upon exercise of the options. The loan is forgiven on the maturity date if the optionee is employed by the Company on that date. The Company recorded compensation expense over the service period and recognized compensation expense of $8.4 million in 1998, $5.1 million in 1997 and $3.9 million in 1996 in connection with this loan program.

  In addition to the stock option plan the Company has the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Bonus Plan pursuant to the terms of which eligible employees may elect to receive all or part of their annual bonus in shares of restricted stock and whereby the Company will provide a 20% match on the portion of the bonus received in shares of restricted stock; (iii) a Stock Ownership Plan whereby eligible employees may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iv) a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (v) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The Company has reserved 2 million shares of Class B Common Stock for issuance under these various plans and has issued 842,127 shares pursuant to the terms of these plans as of December 31, 1998, of which 42,010, 41,196 and 74,871 became fully vested during 1998, 1997 and 1996, respectively. Compensation expense of $488,000 in 1998, $5.2 million in 1997 and $2.8 million in 1996 was recognized in connection with these plans.

5) INCOME TAXES

  Components of income tax expense are as follows:

                                                   Year Ended December 31 (000s)
                                                   -----------------------------
                                                     1998      1997      1996
                                                   --------- --------- ---------
Currently payable
  Federal......................................... $  18,731 $  23,923 $  13,888
  State...........................................     1,738     2,989     1,479
                                                   --------- --------- ---------
                                                      20,469    26,912    15,367
Deferred
  Federal.........................................    21,122    10,201    12,140
  State...........................................     1,863     1,534     1,826
                                                   --------- --------- ---------
                                                      22,985    11,735    13,966
                                                   --------- --------- ---------
    Total......................................... $  43,454 $  38,647 $  29,333
                                                   ========= ========= =========

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

  The components of deferred taxes are as follows:

                                                                Year Ended
                                                                December 31
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                  (000s)
   Self-insurance reserves.................................. $ 31,984  $ 36,079
   Doubtful accounts and other reserves.....................   (1,699)     (694)
   State income taxes.......................................      766      (800)
   Other deferred tax assets................................    7,532     4,654
   Depreciable and amortizable assets.......................  (50,997)  (28,668)
                                                             --------  --------
     Total deferred taxes................................... $(12,414) $ 10,571
                                                             ========  ========

  A reconciliation between the federal statutory rate and the effective tax rate is as follows:

                                                                 Year Ended
                                                                December 31
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
   Federal statutory rate..................................... 35.0% 35.0% 35.0%
   Deductible depreciation, amortization and other............ (1.6) (1.3) (1.0)
   State taxes, net of federal income tax benefit.............  1.9   2.8   2.7
                                                               ----  ----  ----
     Effective tax rate....................................... 35.3% 36.5% 36.7%
                                                               ====  ====  ====

  In 1998 and 1997, the Company reviewed its deferred state tax balances and as a result reduced its tax provision by $390,000 in each year. The net deferred tax assets and liabilities are comprised as follows:

                                                                Year Ended
                                                                December 31
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                                  (000s)
   Current deferred taxes
     Assets................................................. $ 12,315  $ 11,799
     Liabilities............................................   (1,477)     (694)
                                                             --------  --------
       Total deferred taxes--current........................   10,838    11,105
   Noncurrent deferred taxes
     Assets.................................................   27,967    28,934
     Liabilities............................................  (51,219)  (29,468)
                                                             --------  --------
       Total deferred taxes--noncurrent.....................  (23,252)     (534)
                                                             --------  --------
   Total deferred taxes..................................... $(12,414) $ 10,571
                                                             ========  ========

  The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts and the current portion of the temporary differences related to self-insurance reserves. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization in not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company has not provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry forward period are reduced.

6) LEASE COMMITMENTS

  Certain of the Company's hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2006 (See Note 8). Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value.

  A summary of property under capital lease follows:

                                                        Year Ended December 31
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                                (000s)
   Land, buildings and equipment....................... $    25,579 $    27,712
   Less: accumulated amortization......................      22,084      20,592
                                                        ----------- -----------
                                                        $     3,495 $     7,120
                                                        =========== ===========

  Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 1998, are as follows:

                                                               Capital Operating
   Year                                                        Leases   Leases
   ----                                                        ------- ---------
                                                                    (000s)
   1999....................................................... $2,967  $ 21,180
   2000.......................................................  1,321    18,949
   2001.......................................................    136    16,864
   2002.......................................................    --     10,947
   2003.......................................................    --     10,065
   Later Years................................................    --     30,003
                                                               ------  --------
     Total minimum rental..................................... $4,424  $108,008
                                                                       ========
   Less: Amount representing interest.........................    239
                                                               ------
   Present value of minimum rental commitments................  4,185
   Less: Current portion of capital lease obligations.........  2,631
                                                               ------
   Long-term portion of capital lease obligations............. $1,554
                                                               ======

  Capital lease obligations of $160,000, $3.1 million and $1.9 million in 1998, 1997, and 1996, respectively, were incurred when the Company entered into capital leases for new equipment.

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

  As of December 1998 and 1997 the reserve for professional and general liability claims was $65.0 million and $74.2 million, respectively, of which $5.5 million and $12.0 million in 1998 and 1997, respectively, is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change in the near term.

  The Company has outstanding letters of credit totaling $53.6 million consisting of: (i) a $40.0 million letter of credit related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital (see note 2); (ii) $7.0 million related to the Company's self insurance programs; (iii) $5.8 million as support for a loan guarantee for an unaffiliated party, and; (iv) $800,000 as support for various debt instruments.

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

8) RELATED PARTY TRANSACTIONS

  At December 31, 1998, the Company held approximately 8% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or Directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1.1 million in each year ended December 31, 1998, 1997 and 1996, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 1998 and 1997 was $8.2 million and $8.3 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 1998 and 1997 was $13.7 million and $15.3 million, respectively.

  As of December 31, 1998, the Company leased seven hospital facilities from the Trust with terms expiring in 2000 through 2006. These leases contain up to six 5-year renewal options. During 1998, the Company exercised five-year renewal options on four hospitals leased from the Trust which were scheduled to expire in 1999 through 2001. The leases on these facilities were renewed at the same lease rates and terms as the initial leases. Future minimum lease payments to the Trust are included in Note 6. Total rent expense under these operating leases was $16.5 million in 1998, $16.3 million in 1997 and $16.2 million in 1996. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. The Company received an advisory fee of $1.2 million in 1998, $1.1 million in 1997, and $1.0 million in 1996 from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statement of income.

  A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel. Another member of the Company's Board of Directors is a managing director of one of the underwriters who performed investment banking services related to the Common Stock issued during 1996.

9) PENSION PLAN

  The Company maintains a contributory and non-contributory retirement plan for eligible employees. The Company's contributions to the contributory plan amounted to $4.6 million, $3.6 million, and $2.0 million in 1998, 1997 and 1996, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company's subsidiaries. The benefits are based on years of service and the employee's highest compensation for any five years of employment. The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

  The following table shows reconciliations of the defined benefit pension plan for the Company as of December 31, 1998 and 1997:

                                                             1998      1997
                                                           --------  --------
                                                                (000s)
   Change in benefit obligation:
     Benefit obligation at beginning of year.............. $ 43,573  $ 37,709
     Service cost.........................................      904       854
     Interest cost........................................    3,001     2,783
     Benefits paid........................................   (1,381)   (1,563)
     Actuarial loss.......................................    3,188     3,790
                                                           --------  --------
       Benefit obligation at end of year..................   49,285    43,573
   Change in plan assets:
     Fair value of plan assets at beginning of year....... $ 33,974  $ 26,220
     Actual return on plan assets.........................    7,998     6,964
     Company contributions................................   10,203     2,398
     Benefits paid........................................   (1,381)   (1,563)
     Administrative expenses..............................      (92)      (45)
                                                           --------  --------
       Fair value of plan assets at end of year........... $ 50,702  $ 33,974
     Funded status of the plan............................ $  1,417  $ (9,599)
     Unrecognized actuarial (gain)........................   (3,559)   (2,157)
                                                           --------  --------
       Net amount recognized..............................   (2,142)  (11,756)
   Total amounts recognized in the balance sheet consist
    of:
     Accrued benefit liability............................ $ (2,142) $(11,756)
   Weighted average assumptions as of December 31
     Discount rate........................................     6.75%     7.00%
     Expected long-term rate of return on plan assets.....     9.00%     9.00%
     Rate of compensation increase........................     4.00%     4.00%

                                                       1998     1997     1996
                                                      -------  -------  -------
                                                              (000s)
   Components of net periodic benefit cost
     Service cost.................................... $   905  $   854  $ 1,111
     Interest cost...................................   3,001    2,783    2,574
     Expected return on plan assets..................  (3,316)  (2,446)  (1,919)
                                                      -------  -------  -------
       Net periodic benefit cost..................... $   590  $ 1,191  $ 1,766
                                                      =======  =======  =======

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with benefit obligations in excess of plan assets were, $43.6 million, $40.0 million and $34.0 million, respectively, as of December 31, 1997. As of December 31, 1998, the fair value of plan assets exceeded the benefit obligations of the plan.

10) SEGMENT REPORTING (unaudited)

  The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

  The Company's reportable operating segments consist of acute care services and behavioral health care services. The "Other" segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting. Also included are the operating results of the Company's other operating entities including the outpatient surgery and radiation therapy centers and specialized women's health centers. The chief operating decision making group for the Company's acute care services and behavioral health care services is comprised of the Company's President and Chief Executive Officer, and the lead executives of each of the Company's two primary operating segments. The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                     Acute    Behavioral
                                      Care      Health                Total
                1998                Services   Services   Other    Consolidated
                ----               ---------- ---------- --------  ------------
                                          (Dollar amounts in thousands)
   Gross inpatient revenues....... $2,440,526  $341,592  $ 21,774   $2,803,892
   Gross outpatient revenues...... $  846,698  $ 91,465  $ 80,621   $1,018,784
   Total net revenues............. $1,576,107  $233,010  $ 65,370   $1,874,487
   EBITDAR(a)..................... $  316,263  $ 38,556  $(43,649)  $  311,170
   Total assets................... $1,217,363  $127,500  $103,232   $1,448,095
   Licensed beds..................      4,696     1,782       --         6,478
   Available beds.................      3,985     1,767       --         5,752
   Patient days...................    884,966   365,935       --     1,250,901
   Admissions.....................    187,833    32,400       --       220,233
   Average length of stay.........        4.7      11.3       --           5.7

                                     Acute    Behavioral
                                      Care      Health                Total
                1997                Services   Services   Other    Consolidated
                ----               ---------- ---------- --------  ------------
   Gross inpatient revenues....... $1,737,092  $312,663  $  7,011   $2,056,766
   Gross outpatient revenues...... $  608,470  $ 78,118  $ 57,791   $  744,379
   Total net revenues............. $1,189,043  $205,640  $ 47,994   $1,442,677
   EBITDAR(a)..................... $  252,839  $ 35,333  $(43,529)  $  244,643
   Total assets................... $  847,854  $128,662  $108,833   $1,085,349
   Licensed beds..................      3,389     1,777       --         5,166
   Available beds.................      2,951     1,762       --         4,713
   Patient days...................    616,965   336,850       --       953,815
   Admissions.....................    128,020    28,350       --       156,370
   Average length of stay.........        4.8      11.9       --           6.1

                                     Acute    Behavioral
                                      Care      Health                Total
                1996                Services   Services   Other    Consolidated
                ----               ---------- ---------- --------  ------------
   Gross inpatient revenues....... $1,449,014  $249,684  $  2,569   $1,701,267
   Gross outpatient revenues...... $  494,716  $ 55,314  $ 50,545   $  600,575
   Total net revenues............. $  970,158  $165,613  $ 38,387   $1,174,158
   EBITDAR(a)..................... $  220,918  $ 29,431  $(36,746)  $  213,603
   Total assets................... $  716,355  $114,862  $134,578   $  965,795
   Licensed beds..................      3,018     1,565       --         4,583
   Available beds.................      2,641     1,540       --         4,181
   Patient days...................    546,237   275,667       --       821,904
   Admissions.....................    111,244    22,295       --       133,539
   Average length of stay.........        4.9      12.4       --           6.1

--------
(a) EBITDAR--Earnings before interest, income taxes, depreciation, amortization, lease & rental, minority interest expense and nonrecurring transactions.

11) QUARTERLY RESULTS (unaudited)

  The following tables summarize the Company's quarterly financial data for the two years ended December 31, 1998.

                                             First    Second   Third    Fourth
   1998                                     Quarter  Quarter  Quarter  Quarter
   ----                                     -------- -------- -------- --------
                                             (000s, except per share amounts)
   Net revenues............................ $463,117 $474,558 $456,090 $480,722
   Income before income taxes.............. $ 39,879 $ 31,669 $ 20,428 $ 31,036
   Net income.............................. $ 25,650 $ 20,461 $ 13,393 $ 20,054
   Earnings per share--basic............... $   0.79 $   0.63 $   0.41 $   0.62
   Earnings per share--diluted............. $   0.77 $   0.61 $   0.40 $   0.61

  Net revenues in 1998 include $36.5 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $8.6 million was recorded in the first and second quarters, $9.2 million in the third quarter and $10.1 million in the fourth quarter. These amounts were recorded in the periods that the Company met all of the requirements to be entitled to these reimbursements. These programs are scheduled to terminate in the third quarter of 1999 and although these programs have been renewed annually in the past, the Company can not predict whether these programs will continue beyond their scheduled termination date. However, failure to renew these programs at their current reimbursement levels could have a material adverse effect on the Company's future operating results.

  During the third quarter of 1998, the Company suffered property damage and curtailed business at its three hospitals in Puerto Rico and its four hospitals in Louisiana as a result of Hurricane Georges. As a result, the Company incurred pre-tax adverse financial effects related to the Hurricane totaling $5.5 million ($3.5 million after-tax) or $.11 share (diluted) during the third quarter of 1998. During the fourth quarter of 1998, the Company recorded pre-tax insurance recoveries related to Hurricane Georges of $3.0 million ($1.9 million after-tax) or $.06 per share (diluted). The net pre-tax adverse financial effect of the Hurricane on the Company's 1998 results of operations was $2.5 million ($1.6 million after-tax) or $.05 per share.

                                             First    Second   Third    Fourth
   1997                                     Quarter  Quarter  Quarter  Quarter
   ----                                     -------- -------- -------- --------
                                             (000s, except per share amounts)
   Net revenues............................ $340,170 $343,826 $362,377 $396,304
   Income before income taxes.............. $ 33,981 $ 26,467 $ 21,879 $ 23,596
   Net income.............................. $ 21,530 $ 16,907 $ 13,819 $ 15,020
   Earnings per share--basic............... $   0.67 $   0.52 $   0.43 $   0.46
   Earnings per share--diluted............. $   0.65 $   0.51 $   0.42 $   0.45

  Net revenues in 1997 include $33.4 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $8.2 million was recorded in the first quarter, $8.3 million was recorded in each of the second and third quarters and $8.6 million in the fourth quarter.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                                    ------------------------
                         Balance at Charges to               Write-Off of   Balance
                         Beginning  Costs and  Acquisitions  Uncollectible  at End
      Description        of Period   Expenses  of Businesses   Accounts    of Period
      -----------        ---------- ---------- ------------- ------------- ---------
                                                   (000s)
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS RECEIVABLE:
  Year ended December
   31, 1998.............  $46,615    $139,526     $ 7,377      $(133,038)   $60,480
                          =======    ========     =======      =========    =======
  Year ended December
   31, 1997.............  $30,398    $108,790     $ 7,200      $ (99,773)   $46,615
                          =======    ========     =======      =========    =======
  Year ended December
   31, 1996.............  $49,016    $ 96,872     $10,324      $(125,814)   $30,398
                          =======    ========     =======      =========    =======

                               INDEX TO EXHIBITS

 10.4 Agreement, effective January 1, 1999, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.
 10.17 Form of Amendment No.3, dated as of August 31, 1998, to Pooling
       Agreement dated as of November 16, 1993, among UHS Receivables Corp.,
       Sheffield Receivables Corporation and U.S. Bank National Association
       (successor to First Bank National Association and Continental Bank,
       National Association).
 10.37 1992 Corporate Ownership Program, as Amended.
 22.   Subsidiaries of Registrant
 24.   Consent of Independent Public Accountants.
 27.   Financial Data Schedule