Form 10-Q
period 1999-03-31
UNIVERSAL HEALTH SERVICES INC
filed 1999-05-13
CIK 352915

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ............to..........
                         Commission file number 1-10765

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 1999:

                       Class A     2,057,929
                       Class B    29,410,536
                       Class C       207,230
                       Class D        27,953

                            Page One of Sixteen Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X


PART I.  FINANCIAL INFORMATION..............................................................PAGE NO.

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 1999 and 1998...............................................Three

   Condensed Consolidated Balance Sheets - March 31, 1999
      and December 31, 1998.....................................................................Four

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1999 and 1998................................................Five


   Notes to Condensed Consolidated Financial Statements..................................Six & Seven

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ....................Eight, Nine, Ten, Eleven,
                                                                                  Twelve & Thirteen

Item 3. Quantitative and Qualitative Disclosures About Market Risk .........................Fourteen

PART II.  OTHER INFORMATION..................................................................Fifteen

SIGNATURE....................................................................................Sixteen

                            Page Two of Sixteen Pages

                          PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)



                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                                1999                1998
                                                                                ----                ----
Net revenues                                                                  $520,095            $463,117

Operating charges:
     Operating expenses                                                        203,107             180,951
     Salaries and wages                                                        178,634             161,125
     Provision for doubtful accounts                                            40,926              37,266
     Depreciation and amortization                                              26,978              24,436
     Lease and rental expense                                                   12,279              11,405
     Interest expense, net                                                       6,482               6,307
                                                                              --------            --------
                                                                               468,406             421,490
                                                                              --------            --------

Income before minority interests and income taxes                               51,689              41,627
Minority interests in earnings of consolidated entities                          3,994               1,748
                                                                              --------            --------

Income before income taxes                                                      47,695              39,879
Provision for income taxes                                                      17,673              14,229
                                                                              --------            --------

Net income                                                                    $ 30,022            $ 25,650
                                                                              ========            ========


Earnings per common share - basic                                             $   0.94            $   0.79
                                                                              ========            ========

Earnings per common share - diluted                                           $   0.92            $   0.77
                                                                              ========            ========

Weighted average number of common shares - basic                                32,007              32,516
Weighted average number of common share equivalents                                681                 794
                                                                              --------            --------
Weighted average number of common shares and equivalents - diluted              32,688              33,310
                                                                              ========            ========

  See accompanying notes to these condensed consolidated financial statements.

                           Page Three of Sixteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)


                                                          MARCH 31,             DECEMBER 31,
                                                            1999                     1998
                                                            ----                     ----
                                                         (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                            $    10,508             $     1,260
    Accounts receivable, net                                 276,506                 256,354
    Supplies                                                  38,771                  38,842
    Deferred income taxes                                     13,302                  10,838
    Other current assets                                      13,984                  12,321
                                                         -----------             -----------
          Total current assets                               353,071                 319,615
                                                         -----------             -----------

Property and equipment                                     1,171,330               1,161,939
Less: accumulated depreciation                              (412,962)               (396,530)
                                                         -----------             -----------
                                                             758,368                 765,409
Funds restricted for construction                             42,497                  43,413
                                                         -----------             -----------
                                                             800,865                 808,822
                                                         -----------             -----------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                        274,062                 279,141
    Deferred charges                                          13,640                  13,533
    Other                                                     26,202                  26,984
                                                         -----------             -----------
                                                             313,904                 319,658
                                                         -----------             -----------
                                                         $ 1,467,840             $ 1,448,095
                                                         ===========             ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                 $     3,762             $     4,082
    Accounts payable and accrued liabilities                 182,061                 165,718
    Federal and state taxes                                   18,239                     253
                                                         -----------             -----------
          Total current liabilities                          204,062                 170,053
                                                         -----------             -----------

Other noncurrent liabilities                                  83,530                  80,172
                                                         -----------             -----------
Minority interest                                            128,330                 129,423
                                                         -----------             -----------
Long-term debt, net of current maturities                    389,851                 418,188
                                                         -----------             -----------
Deferred Income taxes                                         24,085                  23,252
                                                         -----------             -----------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,057,929 shares
      outstanding in 1999, 2,057,929 in 1998                      21                      21
    Class B Common Stock, 29,503,748 shares
      outstanding in 1999, 29,901,218 in 1998                    295                     299
    Class C Common Stock, 207,230 shares
      outstanding in 1999, 207,230 in 1998                         2                       2
    Class D Common Stock, 28,062 shares
      outstanding in 1999, 28,788 in 1998                         --                      --
    Capital in excess of par, net of deferred
      compensation of $304,000 in 1999
      and $185,000 in 1998                                   202,457                 221,500
    Retained earnings                                        435,207                 405,185
                                                         -----------             -----------
                                                             637,982                 627,007
                                                         -----------             -----------
                                                         $ 1,467,840             $ 1,448,095
                                                         ===========             ===========

  See accompanying notes to these condensed consolidated financial statements.

                           Page Four of Sixteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             1999                 1998
                                                                             ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  30,022             $  25,650
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                              26,978                24,436
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                     (20,152)              (23,430)
   Accrued interest                                                         (2,578)               (1,683)
   Accrued and deferred income taxes                                        17,644                10,144
   Other working capital accounts                                           18,233                16,295
   Other assets and deferred charges                                          (666)               (3,114)
   Earnings of minority partners, net of losses                              3,994                 1,748
   Other                                                                       (73)               (3,302)
   Accrued insurance expense, net of commercial premiums paid                1,371                 1,324
   Payments made in settlement of self-insurance claims                     (1,640)               (2,243)
                                                                         ---------             ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                 73,133                45,825
                                                                         ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                                   (12,601)              (19,974)
   Proceeds received from merger                                                --                23,084
   Acquisition of business                                                      --              (186,080)
                                                                         ---------             ---------
  NET CASH USED IN INVESTING ACTIVITIES                                    (12,601)             (182,970)
                                                                         ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                                             (28,657)                   --
   Additional borrowings                                                        --               144,144
   Distributions to minority partners                                       (2,258)                  (79)
   Issuance of common stock                                                  1,265                 1,127
   Repurchase of common shares                                             (21,634)                   --
                                                                         ---------             ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (51,284)              145,192
                                                                         ---------             ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                        9,248                 8,047
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,260                   332
                                                                         ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  10,508             $   8,379
                                                                         =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                          $   9,060             $   7,990
                                                                         =========             =========

  Income taxes paid, net of refunds                                      $     101             $   4,085
                                                                         =========             =========

  See accompanying notes to these condensed consolidated financial statements.

                           Page Five of Sixteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain prior year amounts have been reclassified to conform with current year financial presentation.

(2)  OTHER NONCURRENT AND MINORITY INTEREST LIABILITIES

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability, compensation reserves, and pension liability.

The minority interest liability consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada and a 20% outside ownership in an acute care facility located in Washington D.C.

(3)  COMMITMENT AND CONTINGENCIES

Under certain agreements, the Company has committed or guaranteed an aggregate of $54 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million letter of credit related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.

(4) SUBSEQUENT EVENTS

Subsequent to the first quarter of 1999, the Company acquired three behavioral health facilities located in Illinois, Indiana and New Jersey, for a combined purchase price of $26.6 million in cash plus additional contingent consideration of up to $2.5 million.

Also subsequent to March 31, 1999, the Company signed a definitive agreement to acquire the assets and operations of Doctor's Hospital of Laredo from Columbia/HCA Healthcare Corporation in exchange for the assets and operations of its Victoria Regional Medical Center. Final completion of the exchange is expected to occur during the second quarter of 1999.

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

                            Page Six of Sixteen Pages

Statement 133 is effective as of the beginning of fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after the issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantially modified after December 31, 1997 ( and at the company's election, before January 1, 1998).

The Company expects to adopt Statement 133 in January 2000 and has not yet quantified the impact on its financial statements. However, the Statement could increase the volatility in earnings and other comprehensive income.

(6) SEGMENT REPORTING (UNAUDITED)

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

                                                                  THREE MONTHS ENDED MARCH 31, 1999
                                                ----------------------------------------------------------------------
                                                                    BEHAVIORAL
                                                  ACUTE CARE          HEALTH                              TOTAL
                                                   SERVICES          SERVICES           OTHER          CONSOLIDATED
                                                ----------------------------------------------------------------------
                                                                    (Dollar amounts in thousands)
Gross inpatient revenues                               $720,137           $88,690            $6,108          $814,935
Gross outpatient revenues                              $237,605           $23,601           $25,059          $286,265
Total net revenues                                     $441,273           $59,638           $19,184          $520,095
EBITDAR (A)                                             $97,150           $10,497          ($10,219)          $97,428
Total assets                                         $1,236,830          $125,495          $105,515        $1,467,840
Licensed beds                                             4,824             1,797          --------             6,621
Available beds                                            4,109             1,782          --------             5,891
Patient days                                            254,330            95,744          --------           350,074
Admissions                                               53,187             8,648          --------            61,835
Average length of stay                                      4.8              11.1          --------               5.7

                           Page Seven of Sixteen Pages

                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                ----------------------------------------------------------------------
                                                                    BEHAVIORAL
                                                  ACUTE CARE          HEALTH                              TOTAL
                                                   SERVICES          SERVICES           OTHER         CONSOLIDATED
                                                ----------------------------------------------------------------------
                                                                    (Dollar amount in thousands)
Gross inpatient revenues                               $608,710           $84,273           $4,965           $697,948
Gross outpatient revenues                              $197,863           $22,214          $16,032           $236,109
Total net revenues                                     $392,941           $56,795          $13,381           $463,117
EBITDAR (A)                                             $86,804            $9,806         ($12,835)           $83,775
Total assets                                         $1,216,675          $132,802         $115,227         $1,464,704
Licensed beds                                             4,370             1,779         --------              6,149
Available beds                                            3,753             1,764         --------              5,517
Patient days                                            218,626            89,428         --------            308,054
Admissions                                               44,870             8,093         --------             52,963
Average length of stay                                      4.9              11.1         --------                5.8

(A) EBITDAR - Earnings before interest, income taxes, depreciation, amortization, lease & rental and minority interest expense.

                           Page Eight of Sixteen Pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

Net revenues increased 12% to $520 million for the three months ended March 31, 1999 as compared to $463 million for the three month period ended March 31, 1998. The $57 million increase in net revenues was due primarily to: (i) a $27 million or 6.0% increase in net revenues at the Company's acute care and behavioral health care facilities owned during both periods, and; (ii) the acquisition of four acute care facilities located in Puerto Rico and Las Vegas, Nevada which were acquired during the first quarter of 1998.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased to $97 million for the three month period ended March 31, 1999 from $84 million in the comparable prior year quarter. Overall operating margins were 18.7% in the 1999 first quarter as compared to 18.1% in the 1998 quarter ended March 31, 1998. The increase in the overall operating margin was primarily due to an increase in the operating margins at the Company's acute care and behavioral health care facilities owned during both periods.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 88% of consolidated net revenues in each of the quarters ended March 31, 1999 and 1998. Net revenues at the Company's acute care facilities owned in both quarters ended March 31, 1999 and 1998 increased 6.1% in the 1999 first quarter as compared to the comparable 1998 period. The increase in net revenue was due primarily to a 7.4% increase in admissions and a 5.1% increase in patient days at these facilities. The average length of stay at the acute care facilities owned during both periods decreased 2.1% to 4.8 days for the three month period ended March 31, 1999 as compared to 4.9 days in the comparable prior year quarter.

                           Page Nine of Sixteen Pages

The decrease in the average length of stay at the Company's facilities was due primarily to improvement in case management of Medicare and Medicaid patients and an increasing shift of patients into managed care plans which generally have lower lengths of stay. The increase in net revenues at the Company's acute care facilities was caused primarily by an increase in inpatient admissions and an increase in outpatient activity. Outpatient activity continues to increase as gross outpatient revenues at the Company's acute care facilities owned in both periods ended March 31, 1999 and 1998 increased 14% during the three month period ended March 31, 1999 as compared to the comparable prior year quarter and comprised 26% of the Company's acute care gross patient revenue in the 1999 first quarter as compared to 25% in the quarter ended March 31, 1998.

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

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities accounted for 12% of consolidated net revenues in each of the three month periods ended March 31, 1999 and 1998. Net revenues at the Company's behavioral health services facilities owned in both periods increased 5.0% for the three month period ended March 31, 1999 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 6.9% and 7.1%, respectively, during the three month period ended March 31, 1999 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods increased slightly to 11.1 days during the 1999 first quarter as compared to 11.0 days in the comparable prior year period.

Despite the slight increase in the average length of stay during the 1999 first quarter as compared to the comparable prior year quarter, the Company's behavioral health facilities have generally experienced decreases in length of stay during the past few years as a result of continued practice changes in the delivery of behavioral health services and continued cost containment pressures from payors, including managed care companies, which includes a greater emphasis on the utilization of outpatient services. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment. Management of the Company has responded to these trends by continuing to develop and market new outpatient treatment programs. Gross outpatient revenues at the Company's behavioral health services facilities owned in both periods increased 6% in the three month period ended March 31, 1999 as compared to the comparable prior year period and comprised 21% of the Company's behavioral health services gross patient revenues in each of the quarters ended March 31, 1999 and 1998.

OTHER OPERATING RESULTS

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $4.0 million for the three months ended March 31, 1999 and $1.7 million for the three month period ended March 31, 1998. The minority interest expense recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada (one of which was purchased during the 1998 first quarter) and one located in Washington, DC.

                            Page Ten of Sixteen Pages

Depreciation and amortization expense increased 10% or $2.5 million for the three months ended March 31, 1999 as compared to the comparable prior year quarter. The increase was due primarily to the four acute care hospitals acquired during the first quarter of 1998 (three in Puerto Rico and one in Las Vegas). Interest expense increased 3% or $175,000 during the 1999 first quarter over the comparable prior year period.

The effective tax rate was 37.1% for the three months ended March 31, 1999 as compared to 35.7% for the three months ended March 31, 1998. The increase in the effective tax rate during the 1999 first quarter as compared to the prior year quarter was due to a reduction in the tax benefits related to the financing of employee benefit programs.

GENERAL TRENDS

An significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 43% and 44% of the Company's net patient revenues during the three month periods ended March 31, 1999 and 1998, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998. The Company expects the modest rate increases that became effective on October 1, 1998 will be more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by the 1997 Act. Reimbursements for bad debt expense and capital costs as well as other items have been reduced. Outpatient reimbursement for Medicare patients is scheduled to convert to a PPS during the second quarter of 2000. Since final provisions of the outpatient Medicare PPS are not yet available, the Company can not completely estimate the resulting impact on its future results of operations.

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

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from government for previously billed patient services. While management of the Company believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that the Company will not be subjected to governmental inquiries or actions.

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving

                          Page Eleven of Sixteen Pages
a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $10.1 million for the three month period ended March 31, 1999 and $8.6 million for the three month period ended March 31, 1998. These programs are scheduled to terminate in the third quarter of 1999 and although these programs have been renewed annually in the past, the Company cannot predict whether these programs will continue beyond their scheduled termination date. However, failure to renew these programs at their current levels could have a material adverse effect on the Company's future results of operations.

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

The Company has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. The Company has completed its assessment of its major financial and clinical software and believes that such software is substantially Year 2000 compliant. As to certain peripheral software, the Company has scheduled upgrades to be completed by June, 1999. For its biomedical equipment, the Company expects to complete the assessment phase of its Year 2000 analysis by early in the second quarter of 1999. The Company believes that Year 2000 related remediation costs incurred through March 31, 1999 have not had a material impact on its results of operations. However, the Company is not able to reasonably estimate the total capital costs to be incurred for equipment replacement since the equipment analysis phase has not yet been completed. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to the Company's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. The Company has allocated a portion of its 1999 capital budget as Year 2000 contingency funds and expects that all of the capital costs can be accommodate within that budget. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

                          Page Twelve of Sixteen Pages

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $73 million for the three months ended March 31, 1999 as compared to $46 million for the three month period ended March 31, 1998. The $27 million net increase during the 1999 first quarter as compared to the comparable prior year quarter was primarily attributable to: (i) a $7 million favorable increase in net income plus the addback of depreciation and amortization expense; (ii) a $4 million favorable decrease in income tax payments, net of refunds, and; (iii) $16 million of other net favorable working capital changes.

During the first three months of 1999, the Company spent approximately $13 million to finance capital expenditures at its existing hospitals as compared to $20 million in the prior year three month period. During the first quarter of 1998, the Company completed its acquisition of three acute care hospitals located in Puerto Rico for a combined purchase price of $187 million. These acquisitions were financed with funds borrowed under the Company's revolving credit facility. Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and Summerlin Hospital Medical Center, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility and $11 million of net cash.

During the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to two million shares or approximately 6% of its outstanding Class B Common Stock. Pursuant to this program, the Company repurchased 520,679 shares at an average repurchase price of $41.55 per share ($21.6 million in the aggregate) during the three months ended March 31, 1999. Subsequent to March 31, 1999, the Company repurchased an additional 155,000 shares at an average repurchase price of $38.71 per share ($6.0 million in the aggregate). Since inception of this program through April 30, 1999, the Company repurchased 1,256,179 shares at an average repurchase price of $41.83 per share ($52.5 million in the aggregate).

As of March 31, 1999, the Company had $222 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. As of March 31, 1999, the Company had $5 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. The Company's total debt as a percentage of total capitalization was 38% at March 31, 1999 and 40% at December 31, 1998.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities.

                         Page Thirteen of Sixteen Pages

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures in 1999. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1998.

                         Page Fourteen of Sixteen Pages

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

                          Page Fifteen of Sixteen Pages

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



                                     Universal Health Services, Inc.
                                             (Registrant)






Date:  May 13, 1999                  /s/ Kirk E. Gorman
                                     ------------------------------------------
                                     Kirk E. Gorman, Senior Vice President and
                                     Chief Financial Officer


                                     (Principal Financial Officer and
                                      Duly Authorized Officer).

                          Page Sixteen of Sixteen Pages