Form 10-Q
period 1999-06-30
UNIVERSAL HEALTH SERVICES INC
filed 1999-08-13
CIK 352915

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ............to..........
                         Commission file number 1-10765

                         UNIVERSAL HEALTH SERVICES, INC.

             (Exact name of registrant as specified in its charter)


         DELAWARE                                            23-2077891
         --------                                            ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 1999:

           Class A                  2,056,929
           Class B                 29,377,242
           Class C                    207,230
           Class D                     25,404



                           Page One of Seventeen Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X

PART I.  FINANCIAL INFORMATION .........................................................       PAGE NO.

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three and Six Months Ended June 30, 1999 and 1998 ................................       Three

   Condensed Consolidated Balance Sheets - June 30, 1999
      and December 31, 1998 ............................................................       Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1999 and 1998 ..........................................       Five

   Notes to Condensed Consolidated Financial Statements ................................       Six, Seven & Eight

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...............................       Nine, Ten, Eleven, Twelve,
                                                                                               Thirteen, Fourteen & Fifteen

Item 3. Quantitative and Qualitative Disclosures About Market Risk .....................       Sixteen

PART II.  OTHER INFORMATION ............................................................       Sixteen

SIGNATURE ..............................................................................       Seventeen







                           Page Two of Seventeen Pages

                          PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)

                                                                               Three Months                       Six Months
                                                                              Ended June 30,                     Ended June 30,
                                                                          ----------------------            -----------------------
                                                                          1999              1998            1999               1998
                                                                          ----              ----            ----               ----
Net revenues ...................................................       $  513,067       $  474,558       $1,033,162       $  937,675

Operating charges:
     Operating expenses ........................................          204,743          195,125          407,850          376,076
     Salaries and wages ........................................          182,507          165,721          361,141          326,846
     Provision for doubtful accounts ...........................           40,145           32,990           81,071           70,256
     Depreciation and amortization .............................           27,197           26,272           54,175           50,708
     Lease and rental expense ..................................           12,273           12,172           24,552           23,577
     Interest expense, net .....................................            6,566            7,083           13,048           13,390
                                                                       ----------       ----------       ----------       ----------
                                                                          473,431          439,363          941,837          860,853
                                                                       ----------       ----------       ----------       ----------

Income before minority interests and income taxes ..............           39,636           35,195           91,325           76,822
Minority interests in earnings of consolidated entities ........            2,757            3,526            6,751            5,274
                                                                       ----------       ----------       ----------       ----------

Income before income taxes .....................................           36,879           31,669           84,574           71,548
Provision for income taxes .....................................           13,849           11,208           31,522           25,437
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $   23,030       $   20,461       $   53,052       $   46,111
                                                                       ==========       ==========       ==========       ==========
Earnings per common share - basic ..............................       $     0.73       $     0.63       $     1.67       $     1.42
                                                                       ==========       ==========       ==========       ==========
Earnings per common share - diluted ............................       $     0.71       $     0.61       $     1.63       $     1.38
                                                                       ==========       ==========       ==========       ==========
Weighted average number of common shares - basic ...............           31,659           32,626           31,833           32,571
Weighted average number of common share equivalents ............              703              874              692              834
                                                                       ----------       ----------       ----------       ----------
Weighted average number of common shares and equiv. - diluted ..           32,362           33,500           32,525           33,405
                                                                       ==========       ==========       ==========       ==========




  See accompanying notes to these condensed consolidated financial statements.





                           Page Three of Seventeen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)

                                                                                           June 30,                  December 31,
                                                                                             1999                         1998
                                                                                             ----                          ----
                                                                                         (Unaudited)
                       Assets
Current assets:
    Cash and cash equivalents                                                              $     8,155                  $     1,260
    Accounts receivable, net                                                                   299,413                      256,354
    Supplies                                                                                    38,481                       38,842
    Deferred income taxes                                                                       17,165                       10,838
    Other current assets                                                                        14,195                       12,321
                                                                                           -----------                  -----------
          Total current assets                                                                 377,409                      319,615
                                                                                           -----------                  -----------

Property and equipment                                                                       1,149,257                    1,161,939
Less: accumulated depreciation                                                                (403,309)                    (396,530)
                                                                                           -----------                  -----------
                                                                                               745,948                      765,409
Funds restricted for construction                                                               41,924                       43,413
                                                                                           -----------                  -----------
                                                                                               787,872                      808,822
                                                                                           -----------                  -----------

Other assets:
    Excess of cost over fair value of net
      assets acquired                                                                          292,791                      279,141
    Deferred charges                                                                            12,482                       13,533
    Other                                                                                       29,128                       26,984
                                                                                           -----------                  -----------
                                                                                               334,401                      319,658
                                                                                           -----------                  -----------
                                                                                           $ 1,499,682                  $ 1,448,095
                                                                                           ===========                  ===========

        Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                                                   $     4,287                  $     4,082
    Accounts payable and accrued liabilities                                                   186,374                      165,718
    Federal and state taxes                                                                         --                          253
                                                                                           -----------                  -----------
          Total current liabilities                                                            190,661                      170,053
                                                                                           -----------                  -----------

Other noncurrent liabilities                                                                    91,968                       80,172
                                                                                           -----------                  -----------
Minority interest                                                                              129,208                      129,423
                                                                                           -----------                  -----------
Long-term debt, net of current maturities                                                      406,096                      418,188
                                                                                           -----------                  -----------
Deferred income taxes                                                                           25,137                       23,252
                                                                                           -----------                  -----------

Common stockholders' equity:
    Class A Common Stock, 2,056,929 shares
      outstanding in 1999, 2,057,929 in 1998                                                        21                           21
    Class B Common Stock, 29,448,342 shares
      outstanding in 1999, 29,901,218 in 1998                                                      294                          299
    Class C Common Stock, 207,230 shares
      outstanding in 1999, 207,230 in 1998                                                           2                            2
    Class D Common Stock, 25,504 shares
      outstanding in 1999, 28,788 in 1998                                                           --                           --
    Capital in excess of par, net of deferred
      compensation of $241,000 in 1999
      and $185,000 in 1998                                                                     198,058                      221,500
    Retained earnings                                                                          458,237                      405,185
                                                                                           -----------                  -----------
                                                                                               656,612                      627,007
                                                                                           -----------                  -----------
                                                                                           $ 1,499,682                  $ 1,448,095
                                                                                           ===========                  ===========



  See accompanying notes to these condensed consolidated financial statements.



                           Page Four of Seventeen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                                                                         Six Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                      1999                   1998
                                                                                                   ---------              ---------
Cash Flows from Operating Activities:
  Net income                                                                                       $  53,052              $  46,111
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                                                        54,175                 50,708
   Earnings of minority partners, net of losses                                                        6,751                  5,274
  Changes in assets & liabilities, net of effects from acquisitions and dispositions:
   Accounts receivable                                                                               (30,077)               (16,692)
   Accrued interest                                                                                      (74)                   811
   Accrued and deferred income taxes                                                                  (1,990)                (3,208)
   Other working capital accounts                                                                     17,840                  9,590
   Other assets and deferred charges                                                                  (3,062)                (4,605)
   Other                                                                                               2,081                 (1,250)
   Accrued insurance expense, net of commercial premiums paid                                          4,711                  4,201
   Payments made in settlement of self-insurance claims                                               (5,719)               (12,551)
                                                                                                   ---------              ---------
  Net cash provided by operating activities                                                           97,688                 78,389
                                                                                                   ---------              ---------

Cash Flows from Investing Activities:
   Property and equipment additions, net                                                             (30,296)               (44,447)
   Proceeds received from merger, sale or disposition of assets                                       15,080                 11,185
   Acquisition of businesses                                                                         (31,588)              (186,080)
                                                                                                   ---------              ---------
  Net cash used in investing activities                                                              (46,804)              (219,342)
                                                                                                   ---------              ---------

Cash Flows from Financing Activities:
   Reduction of long-term debt                                                                       (12,787)                    --
   Additional borrowings                                                                                  --                142,209
   Distributions to minority partners                                                                 (5,015)                  (158)
   Issuance of common stock                                                                            1,500                  1,274
   Repurchase of common shares                                                                       (27,687)                    --
                                                                                                   ---------              ---------
  Net cash (used in) provided by financing activities                                                (43,989)               143,325
                                                                                                   ---------              ---------

Increase in cash and cash equivalents                                                                  6,895                  2,372
Cash and cash equivalents, Beginning of Period                                                         1,260                    332
                                                                                                   ---------              ---------
Cash and cash equivalents, End of Period                                                           $   8,155              $   2,704
                                                                                                   =========              =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                    $  13,121              $  12,579
                                                                                                   =========              =========

  Income taxes paid, net of refunds                                                                $  33,603              $  29,083
                                                                                                   =========              =========


  See accompanying notes to these condensed consolidated financial statements.



                           Page Five of Seventeen Pages

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

(4)  ACQUISITIONS

During the second quarter of 1999, the Company acquired three behavioral health facilities located in Illinois, Indiana and New Jersey, for a combined purchase price of $26.6 million in cash plus additional contingent consideration of up to $2.5 million.

During the second quarter of 1999, the Company acquired the assets and operations of Doctor's Hospital of Laredo from in exchange for the assets and operations of its Victoria Regional Medical Center. In connection with this transaction, the Company also spent approximately $5 million to purchase additional land in Laredo, Texas on which it expects to construct a replacement hospital scheduled to be completed in 2001.

(5) NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date



                                   Page Six of Seventeen Pages
of SFAS No. 133 for one year until January 1, 2001. The Registrant does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

The Company expects to adopt Statement 133 in January 2001 and has not yet quantified the impact on its financial statements. However, the Statement could increase the volatility in earnings and other comprehensive income.

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


                                                                       THREE MONTHS ENDED JUNE 30, 1999
                                                --------------------------------------------------------------------------------
                                                                       BEHAVIORAL
                                                  ACUTE CARE             HEALTH                                         TOTAL
                                                   SERVICES             SERVICES                OTHER                CONSOLIDATED
                                                   --------             --------                -----                ------------
                                                                       (Dollar amount s in thousands)
Gross inpatient revenues                        $  668,809             $  107,676             $    6,428              $  782,913
Gross outpatient revenues                       $  235,755             $   26,970             $   26,554              $  289,279
Total net revenues                              $  422,303             $   70,899             $   19,865              $  513,067
EBITDAR (A)                                     $   79,787             $   14,166             ($   8,281)             $   85,672
Total assets as of 6/30/99                      $1,221,940             $  161,029             $  116,713              $1,499,682
Licensed beds                                        4,814                  1,976               --------                   6,790
Available beds                                       4,104                  1,961               --------                   6,065
Patient days                                       233,550                116,251               --------                 349,801
Admissions                                          48,979                  9,885               --------                  58,864
Average length of stay                                 4.8                   11.8               --------                     5.9




                                  Page Seven of Seventeen Pages

                                                                         THREE MONTHS ENDED JUNE 30, 1998
                                                ------------------------------------------------------------------------------
                                                                      BEHAVIORAL
                                                  ACUTE CARE             HEALTH                                    TOTAL
                                                   SERVICES             SERVICES              OTHER            CONSOLIDATED
                                                ----------------    -----------------    ----------------    ------------------
                                                                        (Dollar amount in thousands)
Gross inpatient revenues                               $600,153              $88,830              $5,246              $694,229
Gross outpatient revenues                              $213,033              $24,551             $17,848              $255,432
Total net revenues                                     $396,075              $61,565             $16,918              $474,558
EBITDAR (A)                                             $79,141              $11,226            ($9,645)               $80,722
Total assets as of 6/30/98                           $1,212,285             $132,449            $114,786            $1,459,520
Licensed beds                                             4,764                1,779            --------                 6,543
Available beds                                            4,030                1,764            --------                 5,794
Patient days                                            220,169               94,166            --------               314,335
Admissions                                               46,562                8,214            --------                54,776
Average length of stay                                      4.7                 11.5            --------                   5.7




                                                                   SIX MONTHS ENDED JUNE 30, 1999
                                                -------------------------------------------------------------------------------
                                                                       BEHAVIORAL
                                                  ACUTE CARE             HEALTH                                    TOTAL
                                                   SERVICES             SERVICES              OTHER             CONSOLIDATED
                                                ----------------    -----------------    -----------------    -----------------
                                                                        (Dollar amounts in thousands)
Gross inpatient revenues                             $1,388,946             $196,366              $12,536           $1,597,848
Gross outpatient revenues                              $473,360              $50,571              $51,614             $575,545
Total net revenues                                     $863,576             $130,537              $39,049           $1,033,162
EBITDAR (A)                                            $176,937              $24,663            ($18,500)             $183,100
Total assets as of 6/30/99                           $1,221,940             $161,029             $116,713           $1,499,682
Licensed beds                                             4,820                1,887             --------                6,707
Available beds                                            4,107                1,872             --------                5,979
Patient days                                            487,880              211,995             --------              699,875
Admissions                                              102,166               18,533             --------              120,699
Average length of stay                                      4.8                 11.4             --------                  5.8



                                                                             SIX MONTHS ENDED JUNE 30, 1998
                                                ------------------------------------------------------------------------------
                                                                         BEHAVIORAL
                                                  ACUTE CARE             HEALTH                                    TOTAL
                                                   SERVICES             SERVICES              OTHER            CONSOLIDATED
                                                ----------------    -----------------    ----------------    ------------------
                                                                          (Dollar amount in thousands)

Gross inpatient revenues                             $1,208,863             $173,103             $10,211            $1,392,177
Gross outpatient revenues                              $410,896              $46,765             $33,880              $491,541
Total net revenues                                     $789,016             $118,360             $30,299              $937,675
EBITDAR (A)                                            $165,945              $21,032           ($22,480)              $164,497
Total assets as of 6/30/98                           $1,212,285             $132,449            $114,786            $1,459,520
Licensed beds                                             4,567                1,779           --------                  6,346
Available beds                                            3,892                1,764           --------                  5,656
Patient days                                            438,795              183,594           --------                622,389
Admissions                                               91,432               16,307           --------                107,739
Average length of stay                                      4.8                 11.3           --------                    5.8



(A) EBITDAR - Earnings before interest, income taxes, depreciation, amortization, lease & rental and minority interest expense.


                          Page Eight of Seventeen Pages

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

RESULTS OF OPERATIONS

Net revenues increased 8% or $39 million for the three months ended June 30, 1999 and 10% or $95 million for the six months ended June 30, 1999 over the comparable prior year periods. The $39 million increase during the second quarter of 1999 over the comparable prior year quarter consists primarily of the following: (i) a 4.5% or $21 million increase in net revenues at the Company's acute care and behavioral health care facilities owned during both periods (excluding the favorable $3.1 million prior year net revenue adjustment mentioned below), and; (ii) $10 million of net revenues generated at three behavioral health care facilities located in Illinois, Indiana and New Jersey and an acute care facility located in Laredo, Texas (net of revenues generated at exchanged facility) all of which were acquired during the second quarter of 1999. Operating results for the second quarter of 1999 also included an increase in net revenues of $3.1 million resulting from an adjustment to contractual allowances recorded in the prior year.

The $95 million increase in net revenues during the six months ended June 30, 1999 over the comparable prior year period was primarily attributable to: (i) a 5.2% or $47 million increase in net revenues at the Company's acute care and behavioral health care facilities owned during both periods (excluding the favorable $3.1 million net revenue adjustment mentioned above); (ii) $10 million of net revenues generated at three behavioral health care facilities located in Illinois, Indiana and New Jersey and an acute care facility located in Laredo, Texas (net of revenues generated at exchange facility) all of which were acquired during the second quarter of 1999, and; (iii) the acquisition of four acute care facilities located in Puerto Rico and Las Vegas which were acquired during the first quarter of 1998 ($25 million).

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased to $86 million for the three months ended June 30, 1999 from $81 million in the comparable prior year quarter and $183 million for the six months ended June 30, 1999 as compared to $164 million during the prior year six

                          Page Nine of Seventeen Pages
month period. Overall operating margins were 16.7% and 17.0% during the three month periods ended June 30, 1999 and 1998, respectively, and 17.7% and 17.5% during the six month periods ended June 30, 1999 and 1998, respectively. The decrease in the overall operating margin during the second quarter of 1999 as compared to the comparable prior year quarter was primarily due to an decrease in the operating margins at the Company's acute care facilities, as discussed below.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 85% and 86% of consolidated net revenues for the three month periods ended June 30, 1999 and 1998, respectively, and 87% of consolidated net revenues in each of the six month periods ended June 30, 1999 and 1998. Net revenues at the Company's acute care facilities owned in both periods increased 4.9% and 5.5% during the three and six month periods ended June 30, 1999 as compared to the comparable prior year periods, respectively, (excluding the favorable $3.1 million net revenue adjustment mentioned above). The 4.9% increase in same facility net revenue during the second quarter of 1999, as compared to the comparable prior year quarter, was due primarily to a 4.2% increase in admissions and a 5.0% increase in patient days at these facilities. During the second quarter of 1999, the average length of stay at the acute care facilities owned during both periods increased slightly to 4.8 days as compared to 4.7 days in the comparable prior year quarter. The 5.5% increase in same facility net revenue during the six month period ended June 30, 1999 as compared to the comparable prior year six month period was due primarily to a 5.8% increase in admissions and a 5.1% increase in patient days at these facilities. During the six month period of 1999, the average length of stay at the acute care facilities owned during both periods remained unchanged from the comparable prior year period at 4.8 days.

The increase in net revenues at the Company's acute care facilities was caused primarily by an increase in inpatient admissions and an increase in outpatient activity. Outpatient activity continues to increase as gross outpatient revenues at the Company's acute care facilities owned in both three month periods ended June 30, 1999 and 1998 increased 9% during the three month period ended June 30, 1999 as compared to the comparable prior year quarter and comprised 26% of the Company's acute care gross patient revenue in each of the quarters ended June 30, 1999 and 1998. Gross outpatient revenues at the Company's acute care facilities owned in both six month periods ended June 30, 1999 and 1998 increased 11% during the six month period ended June 30, 1999 as compared to the comparable prior year six month period and comprised 25% of the Company's acute care gross patient revenue in each of the six month periods ended June 30, 1999 and 1998.

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

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") at the Company's acute care facilities increased to $80 million for the three months ended June 30, 1999 from $79 million in the comparable prior year quarter and $177 million for the six months ended June 30, 1999 as compared to $166 million during the prior year six month period. Operating margins at the Company's acute care



                           Page Ten of Seventeen Pages
facilities were 18.9% and 20.0% during the three month periods ended June 30, 1999 and 1998, respectively, and 20.5% and 21.0% during the six month periods ended June 30, 1999 and 1998, respectively. The decrease in the operating margins of the Company's acute care facilities during the three and six month periods of 1999, as compared to the comparable prior year periods, was primarily due to an increase in the provision for doubtful accounts. As a percentage of acute care net revenues, the provision for doubtful accounts for the Company's acute care facilities was 9.0% and 7.4% for the three months ended June 30, 1999 and 1998, respectively, and 8.7% and 8.0% for the six months ended June 30, 1999 and 1998, respectively. The increase in bad debt expense as a percentage of net revenues was due to: (i) a reduction in the reimbursement for Medicare bad debts as mandated by The Balanced Budget Act of 1997; (ii) continued delays in payments from health maintenance organizations, and; (iii) an increase in the number of uninsured patients seeking treatment at the Company's facilities.

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities accounted for 14% and 13% of consolidated net revenues for the three month periods ended June 30, 1999 and 1998, respectively, and 13% of consolidated net revenues in each of the six month periods ended June 30, 1999 and 1998. Net revenues at the Company's behavioral health services facilities owned in both periods increased 1.8% and 3.3% for the three and six month periods ended June 30, 1999 as compared to the comparable prior year periods, respectively. The 1.8% increase in same facility net revenue during the second quarter of 1999, as compared to the comparable prior year quarter, was due primarily to a 5.9% increase in admissions and a 6.6% increase in patient days at these facilities. During the second quarter of 1999, the average length of stay at the behavioral health care facilities owned during both periods remained unchanged from the comparable prior year period at 11.5 days. The 3.3% increase in same facility net revenue during the six month period ended June 30, 1999, as compared to the comparable prior year six month period, was due primarily to a 6.4% increase in admissions and a 6.8% increase in patient days at these facilities. During the 1999 six month period, the average length of stay at the behavioral health care facilities owned during both periods remained unchanged from the comparable prior year period at 11.3 days.

Although the length of stay at the Company's behavioral health care facilities remained unchanged in the 1999 period as compared to the comparable 1998 periods, the Company's behavioral health care facilities have generally experienced decreases in length of stay during the past few years as a result of continued practice changes in the delivery of behavioral health services and continued cost containment pressures from payors, including managed care companies, which includes a greater emphasis on the utilization of outpatient services. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment. Management of the Company has responded to these trends by continuing to develop and market new outpatient treatment programs. Gross outpatient revenues at the Company's behavioral health care facilities owned in both three month periods ended June 30, 1999 and 1998 increased 6% during the three month period ended June 30, 1999 as compared to the comparable prior year quarter and comprised 20% of the Company's behavioral health care gross patient revenue during the 1999 second quarter and 22% during the 1998 second quarter. Gross outpatient revenues at the Company's behavioral health care facilities owned in both six month periods ended June 30, 1999 and 1998 increased 6% during the six month period ended June 30, 1999 as compared to the comparable prior year six month period and comprised 21% of the Company's behavioral health care gross patient revenue in each of the six month periods ended June 30, 1999 and 1998.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") at the Company's behavioral health care facilities increased to $14 million for the three months ended June 30, 1999 from $11 million in the comparable prior year quarter and $25 million for the six months ended June 30, 1999



                         Page Eleven of Seventeen Pages
as compared to $21 million during the prior year six month period. Operating margins at the Company's behavioral health care facilities were 20.0% and 18.2% during the three month periods ended June 30, 1999 and 1998, respectively, and 18.9% and 17.8% during the six month periods ended June 30, 1999 and 1998, respectively. The increase in the operating margins at the Company's behavioral health care facilities was due to a reduction in operating expenses as a percentage of behavioral health care net revenues due to continued operating costs efficiencies and a reduction in the provision for doubtful accounts.

OTHER OPERATING RESULTS

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $2.8 million and $3.5 million for the three months ended June 30, 1999 and 1998, respectively, and $6.8 million and $5.3 million for the six months ended June 30, 1999 and 1998, respectively. The minority interest expense recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, DC.

Depreciation and amortization expense increased 4% or $900,000 for the three months ended June 30, 1999 as compared to the comparable prior year quarter and 7% or $3.5 million for the six months ended June 30, 1999 as compared to the comparable prior year six month period. The increases were due primarily to the four acute care hospitals acquired during the first quarter of 1998 (three in Puerto Rico and one in Las Vegas) and three behavioral health care facilities acquired during the second quarter of 1999.

Interest expense decreased 7% or $500,000 and 3% or $300,000 during the three and six month periods ended June 30, 1999 as compared to the comparable prior year periods.

The effective tax rate was 37.6% and 35.4% for the three months ended June 30, 1999 and 1998, respectively, and 37.3% and 35.6% for the six months ended June 30, 1999 and 1998, respectively. The increase in the effective tax rate during the 1999 periods as compared to the comparable prior year periods was due to a reduction in the tax benefits related to the financing of employee benefit programs.

GENERAL TRENDS

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 46% and 46% of the Company's net patient revenues during the three month periods ended June 30, 1999 and 1998, respectively, and 45% and 47% of the Company's net patient revenues during the six month periods ended June 30, 1999 and 1998, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998. The Company expects the modest rate increases that became effective on October 1, 1998 will be more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by the 1997 Act. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. Outpatient reimbursement for Medicare patients is scheduled to convert to a PPS during the second quarter of 2000. Since final provisions of the outpatient Medicare PPS are not yet available, the Company can not completely estimate the resulting impact on its future results of operations.

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


                         Page Twelve of Seventeen Pages
whether this most recent proposal, or any other future health reform legislation, will ultimately be enacted at the federal or state level, the Company expects continuing pressure to limit expenditures by governmental healthcare programs. Further changes in the Medicare or Medicaid programs and other proposals to limit healthcare spending could have a material adverse impact upon the Company's results of operations and the healthcare industry.

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

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $10.1 million and $8.6 million for the three month periods ended June 30, 1999 and 1998, respectively, and $20.2 million and $17.2 million for the six months ended June 30, 1999 and 1998, respectively. These programs are scheduled to terminate in the third quarter of 1999 and although the Company believes these programs will be renewed, the Company can not completely estimate future reimbursements since final provisions of the programs are not yet available. However, the Company expects its future reimbursements pursuant to the terms of these programs to be reduced by at least $5 million annually. Failure to renew these programs or further reductions in reimbursements could have additional material adverse effects on the Company's future results of operations.

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

The Company has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. The Company has completed its assessment of its major financial, clinical and peripheral software and believes that such software is substantially Year 2000 compliant. The Company also believes its biomedical equipment is substantially Year 2000 compliant and it intends to replace equipment that is not



                        Page Thirteen of Seventeen Pages

Year 2000 compliant before the year end . The Company believes that Year 2000 related remediation costs incurred through June 30, 1999 have not had a material impact on its results of operations. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to the Company's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. The Company has allocated a portion of its 1999 capital budget as Year 2000 contingency funds and expects that all of the capital costs can be accommodate within that budget. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $98 million for the six months ended June 30, 1999 as compared to $78 million for the six month period ended June 30, 1998. The $20 million net increase during the 1999 six month period as compared to the comparable prior year period was primarily attributable to: (i) a $10 million favorable increase in net income plus the addback of depreciation and amortization expense; (ii) a $7 million favorable decrease in payments made in settlement of self-insurance claims; (iii) $16 million of other net favorable working capital changes, and; (iv) a $13 million unfavorable increase in accounts receivable.

During the first six months of 1999, the Company spent approximately $30 million to finance capital expenditures at its existing hospitals as compared to $44 million in the prior year six month period. During the second quarter of 1999, the Company acquired three behavioral health care facilities located in Illinois, Indiana and New Jersey for a combined purchase price of approximately $27 million. Also during the second quarter of 1999, the Company exchanged the operations and assets of 147-bed acute



                        Page Fourteen of Seventeen Pages
care facility located in Victoria, Texas for the assets and operations of a 117-bed acute care facility located in Laredo, Texas. In connection with this transaction, the Company also spent $5 million to purchase additional land in Laredo, Texas on which it expects to construct a replacement hospital scheduled to be completed in 2001. During the six month period ended June 30, 1999, the Company received total proceeds of $15 million for the sale of: (i) the real property of a medical office building; (ii) a minority ownership interest in one of its radiation therapy centers, and; (iii) the operations of two outpatient surgery centers. The net gain/loss resulting from these transactions did not have a material impact on the results of operations for the three or six month periods ended June 30, 1999.

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

During the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to two million shares or approximately 6% of its outstanding Class B Common Stock. Pursuant to the terms of this program, the Company repurchased 675,679 shares at an average repurchase price of approximately $41 per share ($27.7 million in the aggregate) during the six months ended June 30, 1999. Since inception of this program through June 30, 1999, the Company repurchased 1,256,179 shares at an average repurchase price of $41.87 per share ($52.6 million in the aggregate).

As of June 30, 1999, the Company had $210 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. As of June 30, 1999, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. The Company's total debt as a percentage of total capitalization was 38% at June 30, 1999 and 40% at December 31, 1998.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities.








                         Page Fifteen of Seventeen Pages

                           PART II. OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the quantitative and qualitative disclosures in 1999. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The following information relates to matters submitted to the election of the stockholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 19, 1999.

(b)      Not applicable.

(c) At the meeting the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

     Election by Class A and Class C stockholders of two class III directors

                                ALAN B. MILLER                SIDNEY MILLER
                                --------------                -------------
     Votes cast in favor          2,260,229                      2,260,229
     Votes withheld                       0                              0


     Election by Class B and Class D stockholders of one Class II director

                                                        DR. JOHN F. WILLIAMS
                                                        --------------------
     Votes cast in favor                                          23,626,965
     Votes withheld                                                        0


     Adoption of the 1992 Corporate Ownership Program, as Amended

     Votes cast in favor                                       25,143,876
     Votes cast against                                            11,812
     Votes abstained                                               36,893
     Broker non-votes                                                   0


(d)      Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27. Financial Data Schedule

(b)      Reports on Form 8-K

         None


                All other items of this Report are inapplicable.



                         Page Sixteen of Seventeen Pages

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



                                 Universal Health Services, Inc.
                                 (Registrant)






Date:  August 12, 1999           /s/ Kirk E. Gorman
                                 -----------------------------------------
                                 Kirk E. Gorman, Senior Vice President and
                                 Chief Financial Officer


                                 (Principal Financial Officer and
                                  Duly Authorized Officer).











                        Page Seventeen of Seventeen Pages
`