Form 10-Q
period 1999-09-30
UNIVERSAL HEALTH SERVICES INC
filed 1999-11-12
CIK 352915

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

                For the quarterly period ended September 30, 1999

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


                           UNIVERSAL CORPORATE CENTER
                              367 SOUTH GULPH ROAD
                       KING OF PRUSSIA, PENNSYLVANIA 19406
                       -----------------------------------
               (Address of principal executive office) (Zip Code)

        Registrant's telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 1999:


                        Class A       2,056,929
                        Class B      28,370,893
                        Class C         207,230
                        Class D          24,953


================================================================================

                           Page One of Seventeen Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X

PART I.  FINANCIAL INFORMATION............................................  PAGE NO.

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three and Nine Months Ended September 30, 1999 and 1998.............  Three

   Condensed Consolidated Balance Sheets -
      September 30, 1999 and December 31, 1998............................  Four

   Condensed Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1999 and 1998.......................  Five

   Notes to Condensed Consolidated
      Financial Statements.......................... .....................  Six, Seven & Eight

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................   Nine, Ten, Eleven, Twelve,
                                                                            Thirteen, Fourteen & Fifteen

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  Sixteen

PART II.  OTHER INFORMATION...............................................  Sixteen

SIGNATURE.................................................................  Seventeen










                           Page Two of Seventeen Pages

                          PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)


                                                                     THREE MONTHS                         NINE MONTHS
                                                                    ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                             ------------------------------     ---------------------------------
                                                                1999              1998              1999               1998
                                                             ------------------------------   ---------------------------------

Net revenues                                               $     489,828     $     456,090    $     1,522,990     $    1,393,765

Operating charges:
     Operating expenses                                          201,709           192,055            609,559            568,131
     Salaries and wages                                          181,674           165,547            542,815            492,393
     Provision for doubtful accounts                              44,926            31,116            125,997            101,372
     Depreciation and amortization                                26,695            27,160             80,870             77,868
     Lease and rental expense                                     12,219            11,232             36,771             34,809
     Interest expense, net                                         6,503             7,139             19,551             20,529
                                                           --------------    --------------   ----------------    ---------------
                                                                 473,726           434,249          1,415,563          1,295,102
                                                           --------------    --------------   ----------------    ---------------

Income before minority interests and income taxes                 16,102            21,841            107,427             98,663
Minority interests in earnings (losses) of
consolidated entities                                               (579)            1,413              6,172              6,687
                                                           --------------    --------------   ----------------    ---------------

Income before income taxes                                        16,681            20,428            101,255             91,976
Provision for income taxes                                         5,887             7,035             37,409             32,472

                                                           --------------    --------------   ----------------    ---------------
Net income                                                 $      10,794     $      13,393    $        63,846           $ 59,504
                                                           ==============    ==============   ================    ===============


Earnings per common share - basic                          $        0.34     $        0.41    $          2.01             $ 1.83
                                                           ==============    ==============   ================    ===============

Earnings per common share - diluted                        $        0.34     $        0.40    $          1.97             $ 1.78
                                                           ==============    ==============   ================    ===============

Weighted average number of common shares - basic                  31,425            32,643             31,697             32,595
Weighted average number of common share equivalents                  626               690                670                786
                                                           --------------    --------------   ----------------    ---------------
Weighted average number of common shares
  and equiv. - diluted                                            32,051            33,333             32,367             33,381
                                                           ==============    ==============   ================    ===============




  See accompanying notes to these condensed consolidated financial statements.



                           Page Three of Seventeen Pages

              UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000s omitted)

                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                 1999                  1998
                                                                 ----                  ----
                                                             (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $          7,088       $          1,260
    Accounts receivable, net                                       285,067                256,354
    Supplies                                                        38,554                 38,842
    Deferred income taxes                                           26,762                 10,838
    Other current assets                                            13,574                 12,321
                                                          -----------------      -----------------
          Total current assets                                     371,045                319,615
                                                          -----------------      -----------------

Property and equipment                                           1,167,777              1,161,939
Less: accumulated depreciation                                    (423,352)              (396,530)
                                                          -----------------      -----------------
                                                                   744,425                765,409
Funds restricted for construction                                   41,036                 43,413
                                                          -----------------      -----------------
                                                                   785,461                808,822
                                                          -----------------      -----------------

OTHER ASSETS:
    Excess of cost over fair value of net
      assets acquired                                              288,669                279,141
    Deferred charges                                                11,968                 13,533
    Other                                                           28,183                 26,984
                                                          -----------------      -----------------
                                                                   328,820                319,658
                                                          -----------------      -----------------
                                                          $      1,485,326       $      1,448,095
                                                          =================      =================

        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                  $          3,806       $          4,082
    Accounts payable and accrued liabilities                       201,709                165,718
    Federal and state taxes                                          -----                    253
                                                          -----------------      -----------------
          Total current liabilities                                205,515                170,053
                                                          -----------------      -----------------

Other noncurrent liabilities                                        91,613                 80,172
                                                          -----------------      -----------------
Minority interest                                                  122,104                129,423
                                                          -----------------      -----------------
Long-term debt, net of current maturities                          400,445                418,188
                                                          -----------------      -----------------
Deferred income taxes                                               27,049                 23,252
                                                          -----------------      -----------------

COMMON STOCKHOLDERS' EQUITY:
    Class A Common Stock, 2,056,929 shares
      outstanding in 1999, 2,057,929 in 1998                            21                     21
    Class B Common Stock, 28,600,123 shares
      outstanding in 1999, 29,901,218 in 1998                          286                    299
    Class C Common Stock, 207,230 shares
      outstanding in 1999, 207,230 in 1998                               2                      2
    Class D Common Stock, 25,007 shares
      outstanding in 1999, 28,788 in 1998                            -----                  -----
    Capital in excess of par, net of deferred
      compensation of $240,000 in 1999
      and $185,000 in 1998                                         169,260                221,500
    Retained earnings                                              469,031                405,185
                                                          -----------------      -----------------
                                                                   638,600                627,007
                                                          -----------------      -----------------
                                                          $      1,485,326       $      1,448,095
                                                          =================      =================



  See accompanying notes to these condensed consolidated financial statements.

                          Page Four of Seventeen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    1999         1998
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  63,846    $  59,504
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                       80,870       77,868
   Earnings of minority partners, net of losses                       6,172        6,687
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                              (15,731)     (28,875)
   Accrued interest                                                  (3,380)      (2,024)
   Accrued and deferred income taxes                                 (5,969)         971
   Other working capital accounts                                    34,200       25,765
   Other assets and deferred charges                                 (2,930)        (497)
   Other                                                              2,176       (5,088)
   Accrued insurance expense, net of commercial premiums paid         6,963        7,688
   Payments made in settlement of self-insurance claims              (9,314)     (15,191)
                                                                  ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                         156,903      126,808
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions, net                            (48,546)     (71,055)
   Proceeds received from merger, sale or disposition of assets      15,431       10,955
   Acquisition of businesses                                        (31,588)    (188,280)
                                                                  ---------    ---------
  NET CASH USED IN INVESTING ACTIVITIES                             (64,703)    (248,380)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction of long-term debt                                      (19,504)          --
   Additional borrowings                                                 --      129,376
   Distributions to minority partners                               (11,891)        (236)
   Issuance of common stock                                           1,490        1,487
   Repurchase of common shares                                      (56,467)      (6,047)
                                                                  ---------    ---------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (86,372)     124,580
                                                                  ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                 5,828        3,008
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,260          332
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   7,088    $   3,340
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                   $  22,931    $  22,553
                                                                  =========    =========

  Income taxes paid, net of refunds                               $  43,469    $  32,025
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

(4) NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 for one year until January 1, 2001. The Registrant does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

The Company expects to adopt Statement 133 in January 2001 and has not yet quantified the impact on its financial statements. However, the Statement could increase the volatility in earnings and other comprehensive income.

SEGMENT REPORTING (UNAUDITED)

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an

                           Page Six of Seventeen Pages
enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

                                                                THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                     ----------------------------------------------------------------
                                                                      BEHAVIORAL
                                                     ACUTE CARE         HEALTH                              TOTAL
                                                     SERVICES          SERVICES           OTHER          CONSOLIDATED
                                                     --------          --------           -----          ------------
                                                                    (Dollar amounts in thousands)
Gross inpatient revenues                               $653,539          $107,534            $7,644          $768,717
Gross outpatient revenues                              $237,090           $22,717           $27,430          $287,237
Total net revenues                                     $400,630           $68,388           $20,810          $489,828
EBITDAR (A)                                             $59,658           $10,640          ($8,779)           $61,519
Total assets as of 9/30/99                           $1,197,631          $156,121          $131,574        $1,485,326
Licensed beds                                             4,794             2,066          --------             6,860
Available beds                                            4,091             2,051          --------             6,142
Patient days                                            231,624           115,783          --------           347,407
Admissions                                               50,563             9,622          --------            60,185
Average length of stay                                      4.6              12.0          --------               5.8




                                                                THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                  -------------------------------------------------------------------
                                                                    BEHAVIORAL
                                                  ACUTE CARE          HEALTH                              TOTAL
                                                   SERVICES          SERVICES           OTHER         CONSOLIDATED
                                                   --------          --------           -----         ------------
                                                                    (Dollar amount in thousands)
Gross inpatient revenues                               $595,295           $84,724           $5,363           $685,382
Gross outpatient revenues                              $215,575           $21,735          $21,691           $259,001
Total net revenues                                     $380,999           $58,054          $17,037           $456,090
EBITDAR (A)                                             $70,845           $10,370        ($13,843)            $67,372
Total assets as of 9/30/98                           $1,217,484          $129,959         $118,847         $1,466,290
Licensed beds                                             4,824             1,779         --------              6,603
Available beds                                            4,043             1,764         --------              5,807
Patient days                                            216,933            91,308         --------            308,241
Admissions                                               47,235             8,321         --------             55,556
Average length of stay                                      4.6              11.0         --------                5.5



                          Page Seven of Seventeen Pages

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  ------------------------------------------------------------------
                                                                    BEHAVIORAL
                                                  ACUTE CARE          HEALTH                              TOTAL
                                                   SERVICES          SERVICES           OTHER          CONSOLIDATED
                                                   --------          --------           -----          ------------
                                                                    (Dollar amounts in thousands)
Gross inpatient revenues                             $2,042,486          $303,900           $20,180        $2,366,566
Gross outpatient revenues                              $710,450           $73,288           $79,045          $862,783
Total net revenues                                   $1,264,206          $198,925           $59,859        $1,522,990
EBITDAR (A)                                            $236,595           $35,303         ($27,279)          $244,619
Total assets as of 9/30/99                           $1,197,631          $156,121          $131,574        $1,485,326
Licensed beds                                             4,811             1,947          --------             6,758
Available beds                                            4,101             1,932          --------             6,033
Patient days                                            719,504           327,778          --------         1,047,282
Admissions                                              152,729            28,155          --------           180,884
Average length of stay                                      4.7              11.6          --------               5.8



                                                                NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                  -----------------------------------------------------------------
                                                                    BEHAVIORAL
                                                  ACUTE CARE          HEALTH                              TOTAL
                                                   SERVICES          SERVICES           OTHER         CONSOLIDATED
                                                   --------          --------           -----         ------------
                                                                    (Dollar amount in thousands)
Gross inpatient revenues                           $1,804,158          $257,827          $15,574         $2,077,559
Gross outpatient revenues                            $626,471           $68,500          $55,571           $750,542
Total net revenues                                 $1,170,015          $176,414          $47,336         $1,393,765
EBITDAR (A)                                          $236,790           $31,402        ($36,323)           $231,869
Total assets as of 9/30/98                         $1,217,484          $129,959         $118,847         $1,466,290
Licensed beds                                           4,652             1,779         --------              6,431
Available beds                                          3,942             1,764         --------              5,706
Patient days                                          655,728           274,902         --------            930,630
Admissions                                            138,667            24,628         --------            163,295
Average length of stay                                    4.7              11.2         --------                5.7



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

RESULTS OF OPERATIONS

Net revenues increased 7% or $34 million for the three months ended September 30, 1999 and 9% or $129 million for the nine months ended September 30, 1999, over the comparable prior year periods. The $34 million increase during the third quarter of 1999, over the comparable prior year quarter, consists primarily of the following: (i) a 2.9% or $13 million increase in net revenues at the Company's acute care and behavioral health care facilities owned during both periods, and; (ii) $17 million of net revenues generated at three behavioral health care facilities located in Illinois, Indiana and New Jersey and an acute care facility located in Laredo, Texas (net of revenues generated at facility exchanged for the Laredo facility) all of which were acquired during the second quarter of 1999.

The $129 million increase in net revenues during the nine months ended September 30, 1999, over the comparable prior year period, was primarily attributable to:
(i) a 4.6% or $62 million increase in net revenues at the Company's acute care and behavioral health care facilities owned during both periods (excluding a favorable $3.1 million prior year net revenue adjustment recorded in the second quarter of 1999 resulting from an adjustment to contractual allowances recorded in a prior year); (ii) $27 million of net revenues generated at three behavioral health care facilities located in Illinois, Indiana and New Jersey and an acute care facility located in Laredo, Texas (net of revenues generated at facility exchanged for the Laredo facility) all of which were acquired during the second quarter of 1999, and; (iii) the acquisition of four acute care facilities located in Puerto Rico and Las Vegas which were acquired during the first quarter of 1998 ($25 million).

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") decreased to $62 million for the three months ended September 30, 1999 from $67 million in the comparable prior year quarter. EBITDAR increased to $245 million for the nine months ended September 30, 1999 as compared to $232 million during the prior year nine month period. Overall operating margins were



                          Page Nine of Seventeen Pages

12.6% and 14.8% during the three month periods ended September 30, 1999 and 1998, respectively, and 16.1% and 16.6% during the nine month periods ended September 30, 1999 and 1998, respectively. The decrease in EBITDAR during the third quarter of 1999 and the decreases in the overall operating margins during the three and nine month periods ended September 30, 1999, as compared to the comparable prior year periods, were primarily due to decreases in operating performance at the Company's acute care facilities, as discussed below.

ACUTE CARE SERVICES

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 85% and 87% of consolidated net revenues for the three month periods ended September 30, 1999 and 1998, respectively, and 86% and 87% of consolidated net revenues for the nine month periods ended September 30, 1999 and 1998. Net revenues at the Company's acute care facilities owned in both periods increased 3.4% and 5.0% during the three and nine month periods ended September 30, 1999 as compared to the comparable prior year periods, respectively, (excluding the favorable $3.1 million net revenue adjustment included in the 1999 nine month period, as mentioned above). The 3.4% increase in same facility net revenue during the third quarter of 1999, as compared to the comparable prior year quarter, was due primarily to a 5.4% increase in admissions and a 5.8% increase in patient days at these facilities. The average length of stay at the acute care facilities owned in both periods remained unchanged at 4.6 days during the three month periods ended September 30, 1999 and 1998. The 5.0% increase in same facility net revenue during the nine month period ended September 30, 1999, as compared to the comparable prior year nine month period, was due primarily to a 5.6% increase in admissions and a 5.3% increase in patient days. The average length of stay at the acute care facilities owned in both periods remained unchanged at
4.7 days during the nine month periods ended September 30, 1999 and 1998.

The increase in net revenues at the Company's acute care facilities was caused primarily by an increase in inpatient admissions and an increase in outpatient activity. Outpatient activity continues to increase as gross outpatient revenues at the Company's acute care facilities owned in both three month periods ended September 30, 1999 and 1998 increased 9% during the three month period ended September 30, 1999, as compared to the comparable prior year quarter, and comprised 27% of the Company's acute care gross patient revenue in each of the quarters ended September 30, 1999 and 1998. Gross outpatient revenues at the Company's acute care facilities owned in both nine month periods ended September 30, 1999 and 1998 increased 11% during the nine month period ended September 30, 1999, as compared to the comparable prior year nine month period, and comprised 26% of the Company's acute care gross patient revenue in each of the nine month periods ended September 30, 1999 and 1998. The increase in net revenues at the Company's acute care facilities resulting from increased inpatient and outpatient volume was partially offset by lower payments from the government under the Medicare program as a result of The Balanced Budget Act of 1997.

The increase in outpatient revenues is primarily the result of advances in medical technologies and pharmaceutical improvements, which allow more services to be provided on an outpatient basis, and increased pressure from Medicare, Medicaid, managed care companies and other insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. The hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. Inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The Company expects the increased competition, admission constraints and payor pressures to continue. The Company's ability to maintain or increase its operating margins is dependent upon its ability to successfully respond to these trends as well as reductions in spending on governmental health care programs.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") at the Company's acute care facilities decreased to $60 million for the three months ended September 30, 1999 from




                           Page Ten of Seventeen Pages

$71 million in the comparable prior year quarter and remained unchanged at $237 million for both nine month periods ended September 30, 1999 and 1998. Operating margins at the Company's acute care facilities were 14.9% and 18.6% during the three month periods ended September 30, 1999 and 1998, respectively, and 18.7% and 20.2% during the nine month periods ended September 30, 1999 and 1998, respectively.

During the 1999 third quarter the Company's acute care division experienced earnings pressure due to government reimbursement reductions, continued increases in the provision for doubtful accounts and weakened operating performance at facilities in Las Vegas, Nevada and Amarillo, Texas. As a percentage of acute care net revenues, the provision for doubtful accounts for the Company's acute care facilities was 10.1% and 7.1% for the three months ended September 30, 1999 and 1998, respectively, and 9.2% and 7.7% for the nine months ended September 30, 1999 and 1998, respectively. The increase in bad debt expense as a percentage of net revenues was due to: (i) a reduction in the reimbursement for Medicare bad debts as mandated by The Balanced Budget Act of 1997; (ii) continued delays in payments from health maintenance organizations;
(iii) an increase in the number of uninsured patients seeking treatment at the Company's facilities, and; (iv) billing and collection issues related to the Company's Las Vegas facilities. The operating performance at the Company's facility in Amarillo, Texas has been negatively impacted by reduced level of business in a few high margin services and higher than anticipated indigent care costs. The Company will continue to allocate additional resources devoted to addressing the operational issues at its facilities in Las Vegas and Amarillo. Also unfavorably impacting the operating performance of the Company's acute care facilities during the third quarter of 1999, including its facility in Amarillo Texas, was a reduction in Medicaid disproportionate share reimbursement received by facilities located in Texas and South Carolina. Beginning in the third quarter of 1999, as a result of reductions stemming from The Balanced Budget Act of 1997 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements have been reduced by approximately $11 million annually (see General Trends for additional disclosure).

BEHAVIORAL HEALTH SERVICES

Net revenues from the Company's behavioral health services facilities accounted for 14% and 13% of consolidated net revenues for the three month periods ended September 30, 1999 and 1998, respectively, and 13% of consolidated net revenues in each of the nine month periods ended September 30, 1999 and 1998. Net revenues at the Company's behavioral health services facilities owned in both periods remained relatively unchanged for the three month period ended September 30, 1999, as compared to the comparable prior year quarter, and increased 2.2% for the nine month period ended September 30, 1999, as compared to the comparable prior year period. For the three month period ended September 30, 1999, admissions at the Company's behavioral health services facilities owned in both periods decreased 1.3% as compared to the comparable prior year quarter while patient days increased 5.2% due to a 6.6% increase in the average length of stay to 11.7 days in the 1999 third quarter as compared to 11.0 days during the 1998 third quarter. For the nine month period ended September 30, 1999, admissions at the Company's behavioral health services facilities owned in both periods increased 3.8%, as compared to the comparable prior year nine month period, while patient days increased 6.3% in the 1999 nine month period as compared to the comparable prior year period. The average length of stay at the Company's behavioral health services facilities owned during both periods increased 2.4% to 11.4 days during the nine months ended September 30, 1999 as compared to 11.2 days during the comparable prior year period. The increase in the average length of stay during the three and nine month periods ended September 30, 1999, as compared to the comparable prior year periods, was due to a greater emphasis on child, adolescent and specialty programs.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") at the Company's behavioral health care facilities increased to $11 million for the three months ended September 30, 1999 from $10 million in the comparable prior year quarter and $35 million for the nine months ended September 30, 1999 as compared to $31 million during the prior year nine month period. Operating margins at the Company's behavioral health care facilities were 15.6% and 17.9% during the three month periods



                         Page Eleven of Seventeen Pages
ended September 30, 1999 and 1998, respectively, and 17.7% and 17.8% during the nine month periods ended September 30, 1999 and 1998, respectively. The decrease in the operating margin during the third quarter of 1999, as compared to the 1998 third quarter, was due primarily to lower payments from the government under the Medicare program as a result of The Balance Budget Act of 1997 and lower margins on the adolescent and specialty programs.

OTHER OPERATING RESULTS

The Company recorded minority interest expense/(income) in the earnings/(losses) of consolidated entities amounting to ($579,000) and $1.4 million for the three months ended September 30, 1999 and 1998, respectively, and $6.2 million and $6.7 million for the nine months ended September 30, 1999 and 1998, respectively. The minority interest expense/(income) recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, DC. The $2.0 million change during the third quarter of 1999, as compared to the 1998 comparable quarter, was due primarily to the unfavorable operating performance trends experienced at the Company's acute care facilities located in Las Vegas, Nevada.

Depreciation and amortization expense remained relatively unchanged at $27 million in each of the three month periods ended September 30, 1999 and 1998. For the nine month period ended September 30, 1999, depreciation and amortization expense increased 4% to $81 million as compared to $78 million in the comparable prior year period. The increase was due primarily to the four acute care hospitals acquired during the first quarter of 1998 (three in Puerto Rico and one in Las Vegas) and three behavioral health care facilities acquired during the second quarter of 1999.

Interest expense decreased 9% or $600,000 and 5% or $1.0 million during the three and nine month periods ended September 30, 1999, as compared to the comparable prior year periods, respectively, due primarily to lower average outstanding borrowings.

The effective tax rate was 35.3% and 34.4% for the three months ended September 30, 1999 and 1998, respectively, and 36.9% and 35.3% for the nine months ended September 30, 1999 and 1998, respectively. The increase in the effective tax rate during the 1999 periods as compared to the comparable prior year periods was due to a reduction in the tax benefits related to the financing of employee benefit programs.

GENERAL TRENDS

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 45% of the Company's net patient revenues during each of the three and nine month periods ended September 30, 1999 and 1998. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of The Balanced Budget Act of 1997 (the "1997 Act"), there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998. The modest rate increases that became effective on October 1, 1998 were more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by the 1997 Act. Reimbursement for bad debt expense and capital costs as well as other items have been reduced. Outpatient reimbursement for Medicare patients is scheduled to convert to a PPS during the second quarter of 2000. Since final provisions of the outpatient Medicare PPS are not yet available, the Company can not completely estimate the resulting impact on its future results of operations.



                         Page Twelve of Seventeen Pages

Congress is considering passage of federal legislation that will restore a potion of the Medicare reimbursement reductions that were mandated by The Balanced Budget Act of 1997. Reimbursement for services that will be impacted by the potential legislation include outpatient services, skilled nursing facility services, home health services and teaching hospital reimbursement. The potential impact of this legislation can not be determined by the Company at this time and although the Company believes the ultimate impact of this legislation will be favorable, the Company does not expect the resulting impact to have a material effect on its future results of operations.

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

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, three of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from The Balanced Budget Act of 1997 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements have been reduced by approximately $11 million annually. Included in the Company's financial results was an aggregate of $8.2 million and $9.2 million for the three month periods ended September 30, 1999 and 1998, respectively, and $28.4 million and $26.4 million for the nine months ended September 30, 1999 and 1998, respectively. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2000, or further reductions in reimbursements could have additional material adverse effects on the Company's future results of operations.

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

The Company has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. The Company has completed its assessment of its major financial, clinical and peripheral software and




                        Page Thirteen of Seventeen Pages

The Company has undertaken steps to inventory and assess applications and equipment at risk to be affected by Year 2000 issues and to convert, remediate or replace such applications and equipment. The Company has completed its assessment of its major financial, clinical and peripheral software and believes that such software is substantially Year 2000 compliant. The Company also believes its biomedical equipment is substantially Year 2000 compliant and it intends to replace equipment that is not Year 2000 compliant before the year end
 . The Company believes that Year 2000 related remediation costs incurred through September 30, 1999 have not had a material impact on its results of operations. Some replacement or upgrade of systems and equipment would take place in the normal course of business. Several systems, key to the Company's operations, have been scheduled to be replaced through vendor supplied systems before Year 2000. The costs of repairing existing systems is expensed as incurred. The Company has allocated a portion of its 1999 capital budget as Year 2000 contingency funds and expects that all of the capital costs can be accommodate within that budget. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose material operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

The Company developed contingency plans in all hospitals that it believes will reduce disruption in service that may be caused by the Year 2000 problem. As part of the contingency plan, each hospital has a disaster plan, which is reviewed regularly. These disaster plans are designed to enable the hospital to continue to function during natural disasters and other crises. The plans contemplate moving patients to other facilities if the hospital is not able to continue to care for them. In some cases, the facility may not be able to develop contingency plans which allow the hospital to continue to operate. For example, the affected hospital may not be able to secure supplies of fuel to operate its backup generators if electrical supplies fail for an extended period. Despite these contingency plans no assurance can be given that the Company's facilities will be able to continue to operate in all circumstances.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $157 million for the nine months ended September 30, 1999 as compared to $127 million for the nine month period ended September 30, 1998. The $30 million net increase during the 1999 nine month period as compared to the comparable prior year period



                        Page Fourteen of Seventeen Pages
was primarily attributable to: (i) a $7 million favorable increase in net income plus the addback of depreciation and amortization expense and earnings of minority partners, net of losses; (ii) a $6 million favorable decrease in payments made in settlement of self-insurance claims; (iii) a $13 million favorable change in accounts receivable, and; (iv) $4 million of other net favorable working capital changes.

During the first nine months of 1999, the Company spent approximately $49 million to finance capital expenditures at its existing hospitals as compared to $71 million in the prior year nine month period. During the second quarter of 1999, the Company acquired three behavioral health care facilities located in Illinois, Indiana and New Jersey for a combined purchase price of approximately $27 million. Also during the second quarter of 1999, the Company exchanged the operations and assets of 147-bed acute care facility located in Victoria, Texas for the assets and operations of a 117-bed acute care facility located in Laredo, Texas. In connection with this transaction, the Company also spent $5 million to purchase additional land in Laredo, Texas on which it expects to construct a replacement hospital scheduled to be completed in 2001. During the nine month period ended September 30, 1999, the Company received total proceeds of $15 million for the sale of: (i) the real property of a medical office building; (ii) a minority ownership interest in a radiation therapy center and an outpatient surgery center, and; (iii) the operations of two outpatient surgery centers. The net gain/loss resulting from these transactions did not have a material impact on the results of operations for the three or nine month periods ended September 30, 1999.

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

During the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase up to two million shares or approximately 6% of its outstanding Class B Common Stock. This initial repurchase program was completed during the third quarter of 1999, at which time, the Board of Directors approved a plan for repurchase of up to an additional two million shares of the Company's Class B Common Stock. Pursuant to the stock repurchase program, the Company, from time to time and as conditions allow, may purchase shares on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company repurchased 1,531,579 shares at an average repurchase price of $36.85 per share ($56.5 million in the aggregate) during the nine months ended September 30, 1999. Since inception of the initial program through September 30, 1999, the Company repurchased 2,112,079 shares at an average repurchase price of $38.63 per share ($81.4 million in the aggregate).

As of September 30, 1999, the Company had $210 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. As of September 30, 1999, the Company had $5 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. The Company's total debt as a percentage of total capitalization was 39% at September 30, 1999 and 40% at December 31, 1998.

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



                                   Universal Health Services, Inc.
                                             Registrant)




Date:  November 11, 1999           /s/ Kirk E. Gorman
                                   ---------------------------------------
                                   Kirk E. Gorman, Senior Vice President and
                                   Chief Financial Officer


                                   (Principal Financial Officer and
                                   Duly Authorized Officer).








                        Page Seventeen of Seventeen Pages