Form 10-K405
period 1999-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2000-03-29
CIK 352915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from         to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2000, was 2,030,566, 28,399,685, 204,593, and 24,353, respectively.

The aggregate market value of voting stock held by non-affiliates at January 31, 2000 $1,254,241,247. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 (incorporated by reference under Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business

  The principal business of Universal Health Services, Inc. (together with its subsidiaries, the "Company") is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and women's centers. Presently, the Company operates 47 hospitals, consisting of 21 acute care hospitals, 23 behavioral health centers, and two women's centers, in Arkansas, California, the District of Columbia, Florida, Georgia, Illinois, Indiana, Louisiana, Massachusetts, Michigan, Missouri, Nevada, New Jersey, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Texas and Washington. The Company, as part of its Ambulatory Treatment Centers Division, owns outright, or in partnership with physicians, and operates or manages 23 surgery and radiation oncology centers located in 12 states and the District of Columbia.

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

Recent and Proposed Acquisitions and Development Activities

  In 1999, the Company proceeded with its development of new facilities and consummated a number of acquisitions.

  In April 1999 the Company acquired three behavioral health facilities: the Hampton Hospital and Hampton Learning Center in Westhampton, New Jersey, Hartgrove Hospital in Chicago, Illinois and The Midwest Center for Youth and Families in Kouts, Indiana.

  In June 1999 the Company acquired the assets and operations of Doctors' Hospital of Laredo in exchange for the assets and operations of its Victoria Regional Medical Center. In connection with this transaction, the Company also purchased additional land in Laredo, Texas on which it expects to construct a replacement hospital scheduled to be completed in 2001.

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

                             1999     1998     1997     1996     1995
                            -------  -------  -------  -------  -------
Average Licensed Beds:
  Acute Care Hospitals....    4,806    4,696    3,389    3,018    2,638
  Behavioral Health
   Centers................    1,976    1,782    1,777    1,565    1,238
Average Available Beds(1):
  Acute Care Hospitals....    4,099    3,985    2,951    2,641    2,340
  Behavioral Health
   Centers................    1,961    1,767    1,762    1,540    1,223
Admissions:
  Acute Care Hospitals....  204,538  187,833  128,020  111,244   91,298
  Behavioral Health
   Centers................   37,810   32,400   28,350   22,295   15,329
Average Length of Stay
 (Days):
  Acute Care Hospitals....      4.7      4.7      4.8      4.9      5.1
  Behavioral Health
   Centers................     11.8     11.3     11.9     12.4     12.8
Patient Days(2):
  Acute Care Hospitals....  963,842  884,966  616,965  546,237  462,054
  Behavioral Health
   Centers................  444,632  365,935  336,850  275,667  195,961
Occupancy Rate--Licensed
 Beds(3):
  Acute Care Hospitals....       55%      52%      50%      49%      48%
  Behavioral Health
   Centers................       62%      56%      52%      48%      43%
Occupancy Rate--Available
 Beds(3):
  Acute Care Hospitals....       64%      61%      57%      57%      54%
  Behavioral Health
   Centers................       62%      57%      52%      49%      44%

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

  McAllen Medical Center located in McAllen, Texas and Edinburg Regional Medical Center located in Edinburg, Texas operate within the same market. On a combined basis, these two facilities contributed 13% in both 1999 and 1998 and 16% in 1997 of the Company's consolidated net revenues and 25% in 1999, 23% in 1998 and 25% in 1997 of the Company's consolidated earnings before depreciation, amortization, interest, income taxes and nonrecurring charges (after deducting an allocation of corporate overhead)("EBITDA"). During the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center and its newly-constructed Summerlin Hospital Medical Center in exchange for a 72.5% interest in a series of newly-formed limited liability corporations ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital and $11 million of net cash to the LLCs. All three acute care facilities operate within the Las Vegas, Nevada market. On a combined basis, these three facilities contributed 18% of the Company's consolidated net revenues in both 1999 and 1998 and 10% in 1999 and 15% in 1998 of the Company's consolidated EBITDA. The decrease in the combined operating margins was primarily due to: (i) a capitation arrangement which began during 1999 pursuant to the terms of which the facilities assumed a greater share of risk, and; (ii) collection issues resulting from continued delays in payments from managed care payors. The capitation arrangement has been replaced by a standard per diem contract commencing in January, 2000. Valley Hospital Medical Center and Summerlin Hospital Medical Center (which opened during the fourth quarter of 1997) contributed 13% of the Company's 1997 consolidated net revenues and 18% of the Company's 1997 consolidated EBITDA.

  The following table shows approximate percentages of net patient revenue derived by the Company's hospitals owned as of December 31, 1999 since their respective dates of acquisition by the Company from third party sources, including the additional Medicaid reimbursements received at four of the Company's acute care facilities located in Texas and one in South Carolina totaling $37.0 million in 1999, $36.5 million in 1998, $33.4 million in 1997, $17.8 million in 1996 and $12.6 million in 1995, and from all other sources during the five years ended December 31, 1999.

                                                      PERCENTAGE OF NET
                                                       PATIENT REVENUES
                                                   ----------------------------
                                                   1999  1998  1997  1996  1995
                                                   ----  ----  ----  ----  ----
Third Party Payors:
Medicare.......................................... 33.5% 34.3% 35.6% 35.6% 35.1%
Medicaid.......................................... 12.6% 11.3% 14.5% 15.3% 13.7%
Managed Care (a).................................. 31.5% 27.2% 19.1%  N/A   N/A
Other Sources..................................... 22.4% 27.2% 30.8% 49.1% 51.2%
                                                   ----  ----  ----  ----  ----
Total.............................................  100%  100%  100%  100%  100%

(a) Includes health maintenance organizations and preferred provider organizations.

N/A-Not available

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

  The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. The Company's general acute care hospitals are subject to a prospective payment system ("PPS"). PPS pays hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis.

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

  The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions will be utilized. One of two methodologies will apply during the 10-year transition period: if the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital will be paid on the basis of a "hold harmless" methodology, which is a blend of a portion of old capital and an amount of new capital and a prospectively determined national federal capital rate; or, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital will receive payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and a prospectively determined national federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for most of the Company's hospitals, is the year ended

December 31, 1990. Most of the Company's hospitals are paid under the "hold harmless" methodology except for five hospitals, which are paid under the "fully prospective" methodology. Updated amounts and factors necessary to determine PPS rates for Medicare hospital inpatient services for operating costs and capital related costs are published annually and were last published on July 30, 1999. In fiscal 2000, hospitals receive an inpatient PPS inflation update factor of market-basket minus 1.8 percent, as mandated by Congress in the Balanced Budget Act (or 1.1 percent).

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

  In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. The Balanced Budget Act of 1997 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also calls for reductions in the future rate of increases to payments made to hospitals and reduces the amount of reimbursement for outpatient services, bad debt expense and capital costs. It is possible that future budgets will contain certain further reductions in the rate of increase of Medicare and Medicaid spending.

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

  In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a health care delivery system based on managed care principles. The program is now known as the STAR Program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with health care providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. Effective fall 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs pending receipt of a study of the effectiveness of Medicaid managed care. The study is due on November 1, 2000, and the extent of further implementation of or changes to Medicaid managed care will likely depend upon the legislature's response to the study. The Company is unable to predict the effect on the Company's business of such current or future pilot programs.

  Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, four of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $37.0 million in 1999, $36.5 million in 1998, and $33.4 million in 1997, received pursuant to the terms of these programs.

Failure to renew these programs, which are scheduled to terminate in the third quarter of 2000, or further reduction in reimbursement, could have a material adverse effect on the Company's future results of operation.

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

  Regulations related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are expected to impact the Company and others in the healthcare industry by:

(i) Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers.

(ii) Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's personal health record. The Department of Health and Human Services, with assistance from standards development organizations and business interests, is currently developing the standard.

(iii) Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers. HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

  The Secretary of the Department of Health and Human Services is expected to issue new HIPAA regulations (expected to be released in May, 2000) related to administrative simplification with the requirement that these guidelines be implemented within two years of their release. Non-compliance may result in fines, loss of accreditation and/or threat of civil litigation. This HIPAA assessment is based on information currently available to the Company and the Company has begun preliminary planning for implementation of the necessary changes required pursuant to the terms of HIPAA. However, the Company can not currently estimate the implementation cost of the HIPAA related modifications and consequently can give no assurances that issues related to HIPAA will not have a material adverse effect on the Company's financial condition or results of operations.

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

  All hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. The Company's hospitals must comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All the Company's eligible hospitals have been accredited by the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO"). The JCAHO reviews each hospital's accreditation once every three years. The review period for each state's licensing body varies, but generally ranges from once a year to once every three years.

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

Medical Staff and Employees

  The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. Each of the Company's hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital. The Company's facilities had approximately 19,350 employees at December 31, 1999, of whom 13,562 were employed full-time.

  Approximately 1,547 of the Company's employees at six of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union. Registered nurses at Auburn Regional Medical Center located in Washington State, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At The George Washington University Hospital, unionized employees are represented by the Service Employees International Union and the Hospital Police Association. Nurses at Desert Springs Hospital are represented by the Service Employees International Union. The registered nurses, licensed practical nurses, certain technicians and therapists, and housekeeping employees at HRI Hospital in Boston are represented by the Service Employees International Union. Unionized employees at Hospital San Fransisco in Puerto Rico are represented by the Labor Union of Nurses and Health Employees. The Company believes that its relations with its employees are satisfactory.

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

Liability Insurance

  Effective January 1, 1998, the Company's subsidiaries are covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $6 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. During 1996 and 1997, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers. From 1986 to 1995, these subsidiaries were self-insured for professional and general liability claims up to $25 million and $5 million per occurrence, respectively. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks.

Relations with Universal Health Realty Income Trust

  The Company serves as advisor to Universal Health Realty Income Trust ("UHT"), which leases to the Company the real property of 7 hospital facilities operated by the Company with terms expiring in 2000 through 2006. These leases contain up to six 5-year renewal options. During 1999, the Company sold the real property of a medical office building to the Trust for cash proceeds of approximately $13 million. Tenants in the multi-tenant building include subsidiaries of the Company as well as unrelated parties. During 1998, the Company exercised five-year renewal options on four hospitals leased from the Trust which were scheduled to expire in 1999 through 2001. The leases on these facilities were renewed at the same lease rates and terms as the initial leases. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of January 31, 1999, the Company owned 8% of UHT's outstanding shares and the Company currently has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

Executive Officers of the Registrant

  The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

 Name and Age                              Present Position with the Company
 ------------                              ---------------------------------
Alan B. Miller (62)................... Director, Chairman of the Board,
                                       President and Chief Executive Officer
Kirk E. Gorman (49)................... Senior Vice President and Chief
                                       Financial Officer
Thomas J. Bender (47)................. Senior Vice President
Steve G. Filton (42).................. Vice President, Controller and Secretary
Debra Osteen (44)..................... Vice President
Richard C. Wright (52)................ Vice President

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

  Mr. Wright was elected Vice President of the Company in May 1986. He has served in various capacities with the Company since 1978 and currently heads the Development function.

  Mr. Bender was elected Senior Vice President and head of the Acute Care Hospital Division of the Company in January 2000. Since 1988 he served as Vice President of the Company responsible for the Behavioral Health Division.

  Mr. Filton has been Vice President and Controller of the Company since November 1991. Prior thereto he had served as Director of Accounting and Control. In September 1999, he was elected Secretary of the Company.

  Ms. Osteen was elected Vice President of the Company in January 2000, responsible for the Behavioral Health Division. She has served in various capacities with the Company since 1984 including responsibility for approximately one-half of the Behavioral Health Division's facilities.

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

Facilities

  The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of beds, for each of the Company's facilities:

                              Acute Care Hospitals

                                                           Number  Ownership
Name of Facility          Location                         of Beds Interest
----------------          --------                         ------- ---------
Aiken Regional Medical
 Centers................  Aiken, South Carolina              225     Owned
Auburn Regional Medical
 Center.................  Auburn, Washington                 149     Owned
Chalmette Medical
 Center(5)..............  Chalmette, Louisiana               195    Leased
Desert Springs
 Hospital(2)............  Las Vegas, Nevada                  233     Owned
Doctors' Hospital of
 Laredo.................  Laredo, Texas                      117     Owned
Doctors' Hospital of
 Shreveport(3)..........  Shreveport, Louisiana              136    Leased
Edinburg Regional
 Medical Center.........  Edinburg, Texas                    169     Owned
The George Washington
 University
 Hospital(4)............  Washington, D.C.                   501     Owned
Hospital San Francisco..  Rio Piedras, Puerto Rico           160     Owned
Hospital San Pablo......  Bayamon, Puerto Rico               430     Owned
Hospital San Pablo del
 Este...................  Fajardo, Puerto Rico               180     Owned
Inland Valley Regional
 Medical Center(1)......  Wildomar, California                80    Leased
Manatee Memorial
 Hospital...............  Bradenton, Florida                 512     Owned
McAllen Medical
 Center(1)..............  McAllen, Texas                     490    Leased
Northern Nevada Medical
 Center(4)..............  Sparks, Nevada                     100     Owned
Northwest Texas
 Healthcare System......  Amarillo, Texas                    357     Owned
River Parishes
 Hospitals..............  LaPlace and Chalmette, Louisiana   106     Owned
Summerlin Hospital
 Medical Center(2)......  Las Vegas, Nevada                  166     Owned
Valley Hospital Medical
 Center(2)..............  Las Vegas, Nevada                  417     Owned
Wellington Regional
 Medical Center(1)......  West Palm Beach, Florida           120    Leased

                           Behavioral Health Centers

                                                           Number  Ownership
Name of Facility          Location                         of Beds Interest
----------------          --------                         ------- ---------
The Arbour Hospital.....  Boston, Massachusetts              118     Owned
The BridgeWay(1)........  North Little Rock, Arkansas         70    Leased
Clarion Psychiatric
 Center.................  Clarion, Pennsylvania               70     Owned
Del Amo Hospital........  Torrance, California               166     Owned
Forest View Hospital....  Grand Rapids, Michigan              62     Owned
Fuller Memorial
 Hospital...............  South Attleboro, Massachusetts      82     Owned
Glen Oaks Hospital......  Greenville, Texas                   54     Owned
The Horsham Clinic......  Ambler, Pennsylvania               146     Owned
HRI Hospital............  Brookline, Massachusetts            68     Owned
KeyStone Center(6)......  Wallingford, Pennsylvania          100     Owned
La Amistad Residential
 Treatment Center.......  Maitland, Florida                   56     Owned
The Meadows Psychiatric
 Center.................  Centre Hall, Pennsylvania          101     Owned
Meridell Achievement
 Center(1)..............  Austin, Texas                      114    Leased
The Pavilion............  Champaign, Illinois                 46     Owned
River Crest Hospital....  San Angelo, Texas                   80     Owned
River Oaks Hospital.....  New Orleans, Louisiana             126     Owned
Hampton Hospital........  Westhampton, New Jersey            100     Owned
Hartgrove Hospital......  Chicago, Illinois                  119     Owned
The Midwest Center for
 Youth and Families.....  Kouts, Indiana                      50     Owned

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
   Arkansas Surgery Center of Fayetteville.......... Fayetteville, Arkansas
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

 (5) Includes Chalmette Medical Center, which is a 118-bed medical/surgical facility and The Virtue Street Pavilion, a 77-bed facility consisting of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. The real property of both facilities is leased from UHT.
 (6) Addictive disease facility.
 (7) Each facility, other than Goldring Surgical and Diagnostic Center and Northwest Texas Surgery Center, is owned in partnership form with the Company owning general and limited partnership interests in a limited partnership. The real property is leased from third parties.
 (8) Majority interest in a limited liability partnership.
 (9) Managed facility, not included in the Company's consolidated financial statements. A partnership, in which the Company is the general partner, owns the real property.
(10) Membership interest in limited liability company.
(11) Managed facility, not included in the Company's consolidated financial statements. A limited liability company, in which the Company is the sole member, owns the equipment, but the property is leased.

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

  The aggregate lease payments on facilities leased by the Company in 1999 and 1998 aggregated $24.0 million and $22.2 million, respectively.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

  Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  See Item 6, Selected Financial Data

ITEM 6. Selected Financial Data

                                                       Year Ended December 31
                          -------------------------------------------------------------------------------------
                               1999             1998              1997             1996              1995
                          ---------------  ---------------  ----------------  ---------------  ----------------
Summary of Operations
 (in thousands)
 Net revenues...........  $     2,042,380  $     1,874,487  $      1,442,677  $     1,174,158  $        919,193
 Net income.............  $        77,775  $        79,558  $         67,276  $        50,671  $         35,484
 Net margin.............              3.8%             4.2%              4.7%             4.3%              3.9%
 Return on average
  equity................             12.1%            13.1%             13.5%            13.0%             12.4%
Financial Data (in
 thousands)
 Cash provided by
  operating activities..  $       175,557  $       151,684  $        174,170  $       145,991  $         91,749
 Capital
  expenditures(1).......  $        68,695  $        96,808  $        132,258  $       107,630  $         65,695
 Total assets...........  $     1,497,973  $     1,448,095  $      1,085,349  $       965,795  $        748,051
 Long-term borrowings...  $       419,203  $       418,188  $        272,466  $       275,634  $        237,086
 Common stockholders'
  equity................  $       641,611  $       627,007  $        526,607  $       452,980  $        297,700
 Percentage of total
  debt to total
  capitalization........               40%              40%               35%              38%               45%
Operating Data--Acute
 Care Hospitals
 Average licensed beds..            4,806            4,696             3,389            3,018             2,638
 Average available
  beds..................            4,099            3,985             2,951            2,641             2,340
 Hospital admissions....          204,538          187,833           128,020          111,244            91,298
 Average length of
  patient stay..........              4.7              4.7               4.8              4.9               5.1
 Patient days...........          963,842          884,966           616,965          546,237           462,054
 Occupancy rate for
  licensed beds.........               55%              52%               50%              49%               48%
 Occupancy rate for
  available beds........               64%              61%               57%              57%               54%
Operating Data--
 Behavioral Health
 Facilities
 Average licensed beds..            1,976            1,782             1,777            1,565             1,238
 Average available
  beds..................            1,961            1,767             1,762            1,540             1,223
 Hospital admissions....           37,810           32,400            28,350           22,295            15,329
 Average length of
  patient stay..........             11.8             11.3              11.9             12.4              12.8
 Patient days...........          444,632          365,935           336,850          275,667           195,961
 Occupancy rate for
  licensed beds.........               62%              56%               52%              48%               43%
 Occupancy rate for
  available beds........               62%              57%               52%              49%               44%
Per Share Data
 Net income--basic(2)...  $          2.48  $          2.45  $           2.08  $          1.69  $           1.28
 Net income--
  diluted(2)............  $          2.43  $          2.39  $           2.03  $          1.65  $           1.26
Other Information (in
 thousands)
 Weighted average number
  of shares
  outstanding--
  basic(2)..............           31,417           32,511            32,321           30,054            27,691
 Weighted average number
  of shares and share
  equivalents
  outstanding--
  diluted(2)............           31,990           33,293            33,098           30,798            28,103
Common Stock Performance
 Market price of common
  stock
 High--Low, by
  quarter(3)
 1st....................  53    -37 7/8    58 1/8 -47 1/16  34 5/8 -27 7/8    26 7/8-21 11/16  13      -11 3/8
 2nd....................  54 7/8-39 1/2    59 5/8 -53       40 1/2 -31 5/8    30 1/8-24 3/8    14 13/16-12 7/16
 3rd....................  47 3/8-23 11/16  58 1/2 -38 3/4   47 1/16-39 1/16   27 1/4-22 3/4    17 11/16-14
 4th....................  36 1/2-24        54 5/16-40 7/16  50 3/8 -40 11/16  29 1/4-24 1/2    22 3/16 -16 1/8

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

Number of shareholders of record as of January 31, 2000, were as follows:

-------------------
Class A Common    9
Class B Common  594
Class C Common    7
Class D Common  230
-------------------

ITEM 7. Management's Discussion and Analysis of Operations and Financial
Condition

Forward-Looking Statements

  The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians; the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms; and, other factors referenced in the Company's 1999 Form 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

  Net revenues increased 9% to $2.0 billion in 1999 as compared to 1998 and 30% to $1.9 billion in 1998 as compared to 1997. The $168 million increase in net revenues during 1999 as compared to 1998 was due primarily to: (i) revenue growth at acute care and behavioral health care facilities owned during both years ($75 million, excluding a favorable $3 million prior year net revenue adjustment recorded in the second quarter of 1999 resulting from an adjustment to contractual allowances recorded in a prior year), and; (ii) the acquisition of three behavioral health facilities located in Illinois, Indiana and New Jersey and an acute care facility located in Laredo, Texas which were acquired during the second quarter of 1999 ($43 million, net of revenues generated at facility exchanged for the Laredo facility). The $432 million increase in net revenues during 1998 as compared to 1997 was due primarily to: (i) the acquisition of three acute care facilities located in Puerto Rico (one of which opened in April, 1998) and one acute care facility located in Las Vegas which were acquired during the first quarter of 1998, the acquisition of an 80% interest in a 501-bed acute care facility during the third quarter of 1997 and a newly constructed 148-bed acute care facility which opened during the fourth quarter of 1997 ($344 million), and; (ii) revenue growth at facilities owned during both periods ($58 million).

  Earnings before interest, income taxes, depreciation, amortization, lease and rental expense, minority interests in earnings of consolidated entities and a $5.3 million nonrecurring charge recorded in 1999 (see other Operating Results) ("EBITDAR") increased to $319 million in 1999 from $311 million in 1998 and $245 million in 1997. Overall operating margins were 15.6% in 1999, 16.6% in 1998 and 17.0% in 1997. The factors causing the decrease in the Company's overall operating margins during the last three years are discussed below.

Acute Care Services

  Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 86%, 87% and 85% of consolidated net revenues in 1999, 1998 and 1997, respectively. Net revenues at the Company's acute care facilities owned in both 1999 and 1998 increased 4% in 1999 as compared to 1998 due primarily to a 5% increase in admissions and a 6% increase in patient days. The average length of stay at these facilities remained unchanged at 4.7 days in both 1999 and 1998. Net revenues at the Company's acute care facilities owned in both 1998 and 1997 increased 4% in 1998 as compared to 1997 due primarily to a 4% increase in admissions and a 1% increase in patient days. The average length of stay at these facilities decreased 3% to 4.7 days in 1998 as compared to 4.8 days in 1997.

  The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the last three years increased 11% in 1999 as compared to 1998 and 14% in 1998 as compared to 1997, and comprised 26% of the Company's acute care gross patient revenue in each year. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

  The increase in net revenue as discussed above was partially offset by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and increased discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers. Additionally, the Company assumed a greater share of risk by entering into a capitated arrangement during 1999 with a managed care payor for its three acute care facilities located in Las Vegas, Nevada. The capitation contract, which contributed to the decline in the Company's earnings and operating margins during 1999 as compared to 1998, has been replaced by a standard per diem contract commencing in January, 2000.

  At the Company's acute care facilities, operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) as a percentage of net revenues were 81.6% in 1999, 79.9% in 1998 and 78.7% in 1997. Operating margins (EBITDAR) at these facilities were 18.4% in 1999, 20.1% in 1998 and 21.3% in 1997. During 1999, the Company's acute care division experienced earnings pressure due to government reimbursement reductions, continued increases in the provision for doubtful accounts and weakened operating performance at facilities in Las Vegas, Nevada and Amarillo, Texas. On a combined basis, the Company's three acute care facilities in Las Vegas and the acute care facility in Amarillo contributed 32% of the Company's acute care net revenue in both 1999 and 1998 and had operating margins of 15.7% in 1999 and 20.9% in 1998. Excluding the Las Vegas and Amarillo facilities, on a combined basis, the Company's other acute care facilities had operating margins of 19.6% in 1999 and 19.7% in 1998. The decrease in the combined operating margins of the Las Vegas facilities in 1999 as compared to 1998 was due primarily to the capitation agreement with a managed care provider, as mentioned above, and collection issues resulting from continued delays in payments from managed care payors. The operating margins at the Company's facility in Amarillo have been negatively impacted by reductions in Medicaid disproportionate share payments stemming from BBA-97 and program redesigns by Texas, reduced levels of business in a few high margin services and higher than anticipated indigent care costs.

  The decrease in the operating margins in 1998 as compared to 1997 was due primarily to: (i) lower operating margins experienced at three acute care hospitals located in Puerto Rico (one of which opened in April 1998) and one acute care hospital located in Las Vegas, Nevada which were acquired during the first quarter of 1998; (ii) lower operating margins experienced at the 501-bed acute care facility of which the Company acquired an 80% interest in during the third quarter of 1997; (iii) the opening of a newly constructed 129-bed acute care facility located in Edinburg, Texas during the third quarter of 1997 and the opening of a newly constructed 148-bed acute care facility in Summerlin, Nevada which opened during the fourth quarter of 1997; (iv) changes in Medicare payments mandated by the Balanced Budget Act of 1997 which became effective October 1, 1997, and; (v) $2.5 million of pre-tax adverse financial effects of Hurricane Georges ($2.3 million of which affected acute care facilities) which damaged property and curtailed business at three hospitals in Puerto Rico and four hospitals in Louisiana (three of which were acute care facilities) during the third quarter of 1998.

  The Company's facilities continue to experience a shift in payor mix resulting from an increase in the percentage of revenues attributable to managed care payors and unfavorable general industry trends which include pressures to control healthcare costs. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower operating margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment settings and reduced utilization of inpatient services. In response to increased pressure on revenues, the Company continues to implement cost control programs at its facilities including more efficient staffing standards and re-engineering of services. The Company's ability to increase its net revenues and operating margins, is dependent upon its ability to successfully respond to these trends as well as reductions in spending on governmental healthcare programs.

  Operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) at the Company's facilities owned in both 1999 and 1998 were 81.4% of net revenues in 1999 and 79.9% in 1998. Operating margins at the Company's acute care facilities owned in both 1999 and 1998 were 18.6% in 1999 as compared to 20.1% in 1998. The decrease in the same facility operating margins in 1999 as compared to 1998 was due primarily to the decreased operating performance at the Company's acute care facilities in Las Vegas, Nevada and Amarillo, Texas, as discussed above. Excluding the facilities in Las Vegas and Amarillo, the operating margins at the Company's other acute care facilities owned in both years increased to 20.1% in 1999 as compared to 19.7% in 1998. Operating expenses at the Company's acute care facilities owned in both 1998 and 1997 were 77.4% of net revenues in 1998 as compared to 78.5% in 1997. Operating margins at the Company's acute care facilities owned in both 1998 and 1997 were 22.6% in 1998 as compared to 21.5% in 1997. Pressure on operating margins may continue due to, among other things, the changes in Medicare payments mandated by BBA-97 which became effective October 1, 1997, reductions in Medicaid disproportionate share reimbursements and the industry-wide trend towards managed care which limits the Company's ability to increase its prices.

Behavioral Health Services

  Net revenues from the Company's behavioral health services facilities accounted for 13%, 12% and 14% of consolidated net revenues in 1999, 1998 and 1997, respectively. Net revenues at the Company's behavioral health facilities owned in both 1999 and 1998 increased 3% in 1999 as compared to 1998. Admissions and patient days at these facilities increased 5% and 7%, respectively, in 1999 as compared to 1998 and the average length of stay increased to 11.5 days in 1999 as compared to 11.3 days in 1998. Net revenues at the Company's behavioral health services facilities owned in both 1998 and 1997 increased 7% in 1998 as compared to 1997 due to a 14% increase in admissions and a 9% increase in patient days. The average length of stay at these facilities decreased 5% to 11.3 days in 1998 as compared to 11.9 days in 1997.

  The 2% increase in the average length of stay during 1999 as compared to 1998, was primarily due to an increase in child and adolescent patients, which generally have longer lengths of stay than adults. Many of the Company's behavioral health services facilities have begun or expanded child and adolescent inpatient programs in an effort to meet increased demand for these services. Despite the increase in the average length of stay during 1999 as compared to 1998, there has been continued practice changes in the delivery of behavioral health services and continued cost containment pressures from payors, including managed care companies, which include a greater emphasis on the utilization of outpatient services. Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment. The Company expects the admission constraints and payor pressure to continue.

  Operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) as a percentage of net revenues at the Company's behavioral health services facilities were 83.4% in 1999, 83.5% in 1998 and 82.8% in 1997. The Company's behavioral health services division generated operating margins (EBITDAR) of 16.6% in 1999, 16.5% in 1998 and 17.2% in 1997. On a same facility basis, operating expenses (operating expenses, salaries and wages and provision for doubtful accounts) at the Company's behavioral health services facilities owned in both 1999 and 1998 were 83.7% in 1999 and 83.5% in 1998. Operating margins (EBITDAR) at the Company's behavioral health services facilities owned in both 1999 and 1998 were 16.3% in 1999 and 16.5% in 1998. On a same facility basis, operating expenses at the Company's behavioral health services facilities owned in both 1998 and 1997 were 82.4% in 1998 and 82.2% in 1997. Operating margins at the Company's behavioral health services facilities owned in both 1998 and 1997 were 17.6% in 1998 and 17.8% in 1997. Management continues to implement cost controls in response to the managed care environment, however, pressure on operating margins is expected to continue in the future.

Other Operating Results

  The Company recorded minority interest expense in the earnings of consolidated entities amounting to $6 million in 1999, $9 million in 1998 and $251,000 in 1997. The minority interest expense recorded during 1999 and 1998 consists primarily of the minority owners' share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, DC. The $3 million decrease in the minority interest expense in 1999 as compared to 1998 was due primarily to the unfavorable operating performance trends experienced at the Company's acute care facilities located in Las Vegas, Nevada.

  Depreciation and amortization expense increased $3 million to $108 million in 1999 and increased $24 million to $105 million in 1998 as compared to $81 million in 1997. The increase during 1998 as compared to 1997 was due primarily to the four acute care hospitals acquired/opened during the first four months of 1998 (three in Puerto Rico and one in Las Vegas) and a full year of depreciation expense on two acute care facilities opened during the third and fourth quarters of 1997.

  Interest expense remained unchanged at $27 million in 1999 and 1998. Interest expense increased $8 million to $27 million in 1998 as compared to $19 million in 1997 due primarily to increased borrowings used to finance the 1998 purchase of the three acute care hospitals located in Puerto Rico.

  During the fourth quarter of 1999, the Company decided to close/sell one of its specialized women's health centers and as a result, the Company recorded a $5.3 million nonrecurring charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. The Company is involved in litigation with respect to this facility and may incur additional charges in the event it is unable to close or sell the facility for a significant period of time or suffers an unfavorable outcome from this litigation.

  The effective tax rate was 36.7% in 1999, 35.3% in 1998 and 36.5% in 1997. The increase in the effective tax rate during 1999 as compared to 1998 was due to a reduction in the tax benefits related to the financing of employee benefit programs. The reduction in the effective tax rate during 1998 as compared to 1997 was due to a reduction in the effective state income tax rate and benefits related to wage tax credits.

  The Company did not experience any significant Year 2000 computer related issues as a result of the turn of the century.

General Trends

  A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 46%, 46% and 50% of the Company's net patient revenues during 1999, 1998 and 1997, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group ("DRG") for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items have been reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and is expected to be more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to prospective payment systems (PPS). The Health Care Financing Administration's current plan is to implement PPS for outpatients by July 1, 2000, however, there is a possibility that outpatient PPS may be delayed until January, 2001. Since final provisions of the outpatient Medicare PPS are not yet available, the Company can not completely estimate the resulting impact on its future results of operations.

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

  In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, four of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from BBA-97 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements have been reduced by approximately $11 million annually on a prospective basis. Included in the Company's financial results was an aggregate of $37.0 million in 1999, $36.5 million in 1998 and $33.4 million in 1997 received pursuant to the terms of these programs. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2000, or further reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

  In addition to the Medicare and Medicaid programs, other payors, including managed care companies, continue to actively negotiate the amounts they will pay for services performed. Approximately 32% in 1999,

27% in 1998 and 19% in 1997 of the Company's net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

Health Insurance Portability and Accountability Act of 1996

  Regulations related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are expected to impact the Company and others in the healthcare industry by:

(i) Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers.

(ii) Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's personal health record. The Department of Health and Human Services, with assistance from standards development organizations and business interests, is currently developing the standard.

(iii) Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers. HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

  The Secretary of the Department of Health and Human Services is expected to issue new HIPAA regulations (expected to be released in May, 2000) related to administrative simplification with the requirement that these guidelines be implemented within two years of their release. Non-compliance may result in fines, loss of accreditation and/or threat of civil litigation. This HIPAA assessment is based on information currently available to the Company and the Company has begun preliminary planning for implementation of the necessary changes required pursuant to the terms of HIPAA. However, the Company can not currently estimate the implementation cost of the HIPAA related modifications and consequently can give no assurances that issues related to HIPAA will not have a material adverse effect on the Company's financial condition or results of operations.

Market Risks Associated with Financial Instruments

  The Company's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Company's debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by entering into interest rate swap transactions. The interest rate swap agreements are contracts that require the Company to pay a fixed and receive a floating interest rate over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rate is determined at the time the swap agreement was consummated. The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. Certain swap agreements allow the counterparty a one-time option to cancel the agreement one year prior to maturity. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated AA or better by Moody's Investor Services and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 1999 and 1998, the Company received weighted average rates of 5.5% and 5.7%, respectively, and paid a weighted average rate on its interest rate swap agreements of 5.8% in both years. At December 31, 1997, the Company had no active interest rate swap agreements.

  The table below presents information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps as of December 31, 1999. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by maturity date and weighted average interest rates based on rates in effect at December 31, 1999. The fair values of long-term debt and interest rate swaps were determined based on market prices quoted at December 31, 1999, for the same or similar debt issues.

                            Maturity Date, Fiscal Year Ending December 31
                          -------------------------------------------------------
                                                                There-
                           2000    2001    2002    2003  2004   after     Total
                          -------  ----  --------  ----  ----  --------  --------
                                       (Dollars in thousands)
Long-term debt:
  Fixed rate--Fair
   value................   $3,507  $658    $1,610  $187  $200  $132,244  $138,406
  Fixed rate--Carrying
   value................   $3,507  $658    $1,610  $187  $200  $134,458  $140,620
Average interest rates..     7.59% 7.47%     9.15% 6.68% 6.68%     9.20%
Variable rate long-term
 debt...................        0     0  $263,890     0     0  $ 18,200  $282,090
Interest rate swaps:
  Pay fixed/receive
  variable notional
   amounts..............  $50,000                              $ 75,000  $125,000
  Average pay rate......     5.78%                                 6.75%
  Average receive rate..  3 month                               6 month
                            LIBOR                                 LIBOR

Effects of Inflation and Seasonality

  The healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Inflation has not had a material impact on the results of operations over the last three years. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit the Company's ability to increase prices. Under the terms of BBA-97, there were no price increases in the rates paid to hospitals through September 30, 1998 and the modest price increases that were effective since October 1, 1998 have been more than offset by the negative impact of other BBA-97 related changes. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, the Company's ability to maintain margins through price increases to non-Medicare patients is limited.

  The Company's business is seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the Company's year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in the Company's hospitals during those months.

Liquidity and Capital Resources

  Net cash provided by operating activities was $176 million in 1999, $152 million in 1998 and $174 million in 1997. The $24 million increase in 1999 as compared to 1998 was primarily attributable to: (i) a $41 million favorable change in other working capital accounts caused primarily by favorable timing of accounts payable disbursements in 1999 as compared to 1998 and a $17 million decrease in the pre-funding of employee benefit programs, and; (ii) an $18 million unfavorable change in accounts receivable, partially resulting from delays in payments by managed care payors.

  The $22 million net decrease in 1998 as compared to 1997 was primarily attributable to: (i) a $37 million favorable increase in net income plus the addback of depreciation and amortization expense; (ii) an unfavorable $18 million increase in income tax payments, net of refunds; (iii) an unfavorable $14 million change in accrued insurance expense less commercial premiums paid and payments made in settlement of self-insurance claims; (iv) an unfavorable $22 million increase in other working capital accounts; (v) an $8 million increase in payments made to the Company's non-contributory retirement plan, and; (vi) $3 million of other net favorable changes. The unfavorable change in accrued insurance less commercial premiums paid and payments made in settlement of self-insurance claims was due to the January, 1998 purchase of commercial insurance policies for general and professional liability coverage at most of the Company's subsidiaries. These policies provide for coverage in excess of $1 million per occurrence, with an average annual aggregate of $6 million through 2001. Prior to January 1998, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers. Other working capital accounts as of December 31, 1998 (net of effects from acquisitions) increased $9 million as compared to December 31, 1997 while other working capital accounts as of December 31, 1997 decreased $13 million as compared to December 31, 1996. These changes in other working capital accounts were caused primarily by the timing of payments of accounts payable and other accrued expenses.

  During the second quarter of 1999, the Company acquired three behavioral health facilities located in Illinois, Indiana and New Jersey, for a combined purchase price of $27 million in cash plus contingent consideration of up to $3 million. Also during the second quarter of 1999, the Company acquired the operations of Doctor's Hospital of Laredo in exchange for the assets and operations of its Victoria Regional Medical Center. In connection with this transaction, the Company also spent approximately $5 million to purchase additional land in Laredo, Texas on which it expects to construct a replacement hospital scheduled to be completed in 2001.

  During 1999, the Company received total cash proceeds of approximately $16 million generated primarily from the sale of the real property of two medical office buildings ($14 million). The net gain/loss resulting from these transactions did not have a material impact on the 1999 results of operations.

  During the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase up to two million shares or approximately 6% of its outstanding Class B Common Stock. This initial repurchase program was completed during the third quarter of 1999. During the third and fourth quarters of 1999, the Board of Directors approved plans for the repurchase of up to an additional four million shares of the Company's Class B Common Stock. Pursuant to the stock repurchase programs, the Company, from time to time and as conditions allow, may purchase a total of up to six million shares on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company repurchased 580,500 shares at average repurchase price of $42.90 per share ($24.9 million in the aggregate) during 1998 and 2,028,379 shares at an average repurchase price of $35.10 ($71.2 million in the aggregate) during 1999. Since inception of the repurchase program in 1998 through December 31, 1999, the Company repurchased a total of 2,608,879 shares at an average repurchase price of $36.85 per share ($96.1 million in the aggregate).

  In conjunction with the Company's stock repurchase program during 1998 and 1999, the Company sold European-style put options which entitle the holder to sell shares of the Company's Class B Common Stock to the Company at a specified price. The Company also purchased European-style call options which entitles the Company to purchase shares of the Company's Class B Common Stock at a specified price. As of December 31, 1999 put options totaling 1,458,500 shares, with an average strike price of $28.47, were outstanding with various expiration dates in the second and third quarters of 2000. As of December 31, 1999 call options totaling 1,034,000 shares, with an average strike price of $28.47 per share, were outstanding with various expiration dates in the second and third quarters of 2000.

  During the first quarter of 1998, the Company acquired three acute care hospitals located in Puerto Rico for a combined purchase price of $187 million. The hospitals acquired are located in Bayamon (430-beds), Rio Piedras (160-beds) and Fajardo (180-beds). These acquisitions were financed with funds borrowed under the

Company's revolving credit facility. Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital Medical Center, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility and $11 million of net cash. The assets and liabilities contributed by the Company were recorded by the LLCs at carryover value. The LLCs applied purchase accounting to the assets and liabilities provided by Quorum and recorded them at fair market value. As a result of this partial sale transaction, the Company recorded a pre-tax gain of $55.1 million ($34.7 million after-tax) that was recorded as a capital contribution to the Company. This merger did not have a material impact on the 1998 results of operations. Also during 1998, the Company spent $2 million to purchase the property of a radiation therapy center located in California.

  During 1997 the Company acquired an 80% interest in a partnership which owns and operates The George Washington University Hospital, a 501-bed acute care facility located in Washington, DC. The George Washington University ("GWU") holds a 20% interest in the partnership. In connection with this acquisition, the Company provided an immediate commitment of $80 million, consisting of $40 million in cash which has been invested and is restricted for construction (balance of $41.5 million as of December 31, 1999) and a $40 million surety bond. The Company and GWU are planning to build a newly constructed 371-bed acute care facility which is scheduled to be completed in 2002. The total cost of this new facility is estimated to be approximately $96 million, of which the Company intends to provide a total of $83 million (including the $80 million commitment mentioned above) with the remainder being provided by GWU and the interest earnings on the $40 million of funds restricted for construction. During the third and fourth quarters of 1997, the Company completed construction and opened the following facilities: (i) a 129-bed acute care facility located in Edinburg, Texas; (ii) a medical complex located in Summerlin, Nevada including a 148-bed acute care facility, and; (iii) two newly constructed specialized women's health centers located in Austin, Texas and Lakeside, Oklahoma of which subsidiaries of the Company owns interests in limited liability companies ("LLCs") which own and operate the facilities. During 1997, the LLC which operates the specialized women's health center in Lakeside, Oklahoma sold the real and personal property of this facility which was then leased-back pursuant to the terms of a 20-year lease. The Company spent $71 million during the year (net of $8 million of proceeds received for sale-leaseback of the specialized women's health center located in Oklahoma and $4 million received for sale of a minority interest in the specialized women's health center located in Austin, Texas) for completion of these newly constructed facilities. Also during the year, the Company spent an additional $11 million to acquire various behavioral healthcare related businesses.

  Capital expenditures, net of proceeds received from sale or disposition of assets were $68 million in 1999 (excluding $16 million of cash proceeds generated primarily from the sale of two medical office buildings as mentioned above), $97 million in 1998 (excluding $11 million of net cash contributed by Quorum as mentioned above) and $129 million in 1997 (including $71 million spent on the newly constructed facilities mentioned above). Capital expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 1999 are expected to total approximately $169 million in 2000. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

  Total debt as a percentage of total capitalization was 40% at December 31, 1999 and 1998 and 35% at December 31, 1997. The increase during 1998 as compared to 1997 was due primarily to the 1998 purchase transactions mentioned above, which were financed with borrowings under the Company's revolving credit facility.

  As of December 31, 1999, the Company had $222 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or a money market rate. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio.

  As of December 31, 1999, the Company had $10 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed on October 30th of each year.

  As of December 31, 1999 and 1998, the Company had two interest rate swap agreements that fixed the rate of interest on a notional principal amount of $50 million for a period of three years. These interest rate swaps expired on January 4, 2000. The average fixed rate obtained through these interest rate swaps was 6.20% including the Company's current borrowing spread of .425%. The Company is also a party to three forward starting interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million. The starting date on the interest rate swaps is August, 2000 and they mature in August, 2010. The average fixed rate of the three forward starting interest rate swaps, including the Company's current borrowing spread of .425% is 7.2%. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense incurred on existing and now expired interest rate swaps, was 6.2%, 6.4% and 6.8% during 1999, 1998 and 1997, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $202,000, $75,000 and $0 in 1999, 1998 and 1997, respectively. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreements. All of the counterparties are creditworthy financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The value of the interest rate swap obligations at December 31, 1999 was approximately $2.9 million.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. Executive Compensation

  There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 13. Certain Relationships and Related Transactions

  There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedule.

  See Index to Financial Statements and Financial Statement Schedule on page
30.

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

  10.4 Agreement, effective January 1, 2000, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

  10.9 1992 Stock Bonus Plan, previously filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

  10.10 Sale and Servicing Agreement dated as of November 16, 1993 between Certain Hospitals and UHS Receivables Corp., previously filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.11 Amendment No. 2 dated as of August 31, 1998, to Sale and Servicing Agreements dated as of various dates between each hospital company and UHS Receivables Corp., previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

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

  10.16 Form of Amendment No. 3, dated as of August 31, 1998, to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and U.S. Bank National Association (successor to First Bank National Association and Continental Bank, National Association) previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

  10.17 Agreement, dated as of August 31, 1998, by and among each hospital company signatory hereto, UHS Receivables Corp., a Delaware Corporation, Sheffield Receivables Corporation and U.S. Bank National

Association, as Trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

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

  10.20 1994 Executive Incentive Plan, previously filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.21 Credit Agreement, dated as of July 8, 1997 among Universal Health Services, Inc., various banks and Morgan Guaranty Trust Company of New York, as agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

  10.22 Amendment No. 1, dated as of June 29, 1998, to the Credit Agreement dated as of July 8, 1997, among Universal Health Services, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York, as the Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

  10.23 Amended and Restated 1989 Non-Employee Director Stock Option Plan, previously filed as Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, is incorporated herein by reference.

  10.24 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.25 1992 Stock Option Plan, As Amended, previously filed as Exhibit 10.32 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.26 Stock Purchase Plan, previously filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.27 Asset Purchase Agreement dated as of April 19, 1996 by and among UHS of PENNSYLVANIA, INC., a Pennsylvania corporation, and subsidiary of UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation, UHS, UHS OF DELAWARE, INC., a Delaware corporation and subsidiary of UHS, WELLINGTON REGIONAL MEDICAL CENTER, INC., a Florida corporation and subsidiary of UHS, FIRST HOSPITAL CORPORATION, a Virginia corporation, FHC MANAGEMENT SERVICES, INC., a Virginia corporation, HEALTH SERVICES MANAGEMENT, INC., a Pennsylvania corporation, HORSHAM CLINIC, INC., d/b/a THE HORSHAM CLINIC, a Pennsylvania corporation, CENTRE VALLEY MANAGEMENT, INC. d/b/a THE MEADOWS PSYCHIATRIC CENTER, a Pennsylvania corporation, CLARION FHC, INC. d/b/a CLARION PSYCHIATRIC CENTER, a Pennsylvania corporation, WESTCARE, INC., d/b/a ROXBURY, a Virginia corporation and FIRST HOSPITAL CORPORATION OF FLORIDA, a Florida corporation, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.28 $36.5 million Term Note dated May 3, 1996 between Universal Health Services, Inc., a Delaware corporation, and First Hospital Corporation, Horsham Clinic, Inc. d/b/a Horsham Clinic, Centre Valley Management, Inc. d/b/a The Meadows Psychiatric Center, Clarion FHC, d/b/a/ Clarion Psychiatric Center, Westcare, Inc. d/b/a Roxbury, FHC Management Services, Inc., Health Services Management, Inc., First

Hospital Corporation of Florida, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.29 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

  10.30 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

  10.31 Deferred Compensation Plan for Universal Health Services Board of Directors, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

  10.32 Stock Purchase Agreement dated as of December 15, 1997, by and among the Stockholders of Hospital San Pablo, Inc. and Universal Health Services, Inc., and UHS of Puerto Rico, Inc., previously filed as Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.33 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.34 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as
Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.35 Supplemental Indenture Dated as of January 1, 1998 to Indenture Dated as of July 15, 1995 between Universal Health Services, Inc. and PNC BANK, National Association, Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

  10.36 1992 Corporate Ownership Program, as Amended, previously filed as
Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

  10.37 Amended and Restated 1992 Stock Option Plan.

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

                                          Universal Health Services, Inc.

                                                     /s/Alan B. Miller
                                          By: _________________________________
                                                      Alan B. Miller
                                                         President

March 10, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                        Title                 Date

          /s/Alan B. Miller            Chairman of the          March 10, 2000
-------------------------------------   Board, President
           Alan B. Miller               and Director
                                        (Principal
                                        Executive Officer)

          /s/Sidney Miller             Director                 March 15, 2000
-------------------------------------
            Sidney Miller

        /s/Anthony Pantaleoni          Director                 March 15, 2000
-------------------------------------
         Anthony Pantaleoni

          /s/Robert H. Hotz            Director                 March 15, 2000
-------------------------------------
           Robert H. Hotz

         /s/John H. Herrell            Director                 March 15, 2000
-------------------------------------
           John H. Herrell

   /s/John F. Williams, Jr., M.D.      Director                 March 15, 2000
-------------------------------------
     John F. Williams, Jr., M.D.

          /s/Leatrice Ducat            Director                 March 15, 2000
-------------------------------------
           Leatrice Ducat

       /s/Joseph Sebastianelli         Director                 March 15, 2000
-------------------------------------
        Joseph Sebastianelli

          /s/Kirk E. Gorman            Senior Vice              March 10, 2000
-------------------------------------   President and Chief
           Kirk E. Gorman               Financial Officer

           /s/Steve Filton             Vice President,          March 10, 2000
-------------------------------------   Controller,
            Steve Filton                Principal
                                        Accounting Officer
                                        and Secretary

                        UNIVERSAL HEALTH SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(a))

Consolidated Financial Statements:
  Report of Independent Public Accountants on Consolidated Financial
   Statements and Schedule.................................................  31
  Consolidated Statements of Income for the three years ended December 31,
   1999....................................................................  32
  Consolidated Balance Sheets as of December 31, 1999 and 1998.............  33
  Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1999...........................................  34
  Consolidated Statements of Cash Flows for the three years ended December
   31, 1999................................................................  35
  Notes to Consolidated Financial Statements...............................  36
  Supplemental Financial Statement Schedule II: Valuation and Qualifying
   Accounts................................................................  51

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
February 11, 2000

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ---------- ----------
                                              (In thousands, except per share
                                                           data)
Net revenues................................. $2,042,380 $1,874,487 $1,442,677
Operating charges
  Operating expenses.........................    828,752    752,651    574,837
  Salaries and wages.........................    728,921    671,140    514,407
  Provision for doubtful accounts............    166,139    139,526    108,790
  Depreciation & amortization................    108,333    105,442     80,686
  Lease and rental expense...................     49,029     46,516     38,401
  Interest expense, net......................     26,872     27,117     19,382
  Nonrecurring charges.......................      5,300        --         --
                                              ---------- ---------- ----------
    Total operating charges..................  1,913,346  1,742,392  1,336,503
                                              ---------- ---------- ----------
Income before minority interests and income
 taxes.......................................    129,034    132,095    106,174
Minority interests in earnings of
 consolidated entities.......................      6,251      9,083        251
                                              ---------- ---------- ----------
Income before income taxes...................    122,783    123,012    105,923
Provision for income taxes...................     45,008     43,454     38,647
                                              ---------- ---------- ----------
Net income................................... $   77,775 $   79,558 $   67,276
                                              ========== ========== ==========
Earnings per common share--basic............. $     2.48 $     2.45 $     2.08
                                              ========== ========== ==========
Earnings per common & common share
 equivalents--diluted........................ $     2.43 $     2.39 $     2.03
                                              ========== ========== ==========
Weighted average number of common shares--
 basic.......................................     31,417     32,511     32,321
Weighted average number of common share
 equivalents.................................        573        782        777
                                              ---------- ---------- ----------
Weighted average number of common shares and
 equivalents--diluted........................     31,990     33,293     33,098
                                              ========== ========== ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                              (Dollar amounts
                                                               in thousands)
                         ASSETS
Current Assets
Cash and cash equivalents................................  $    6,181 $    1,260
Accounts receivable, net.................................     307,294    256,354
Supplies.................................................      41,173     38,842
Deferred income taxes....................................      26,768     10,838
Other current assets.....................................      21,833     12,321
                                                           ---------- ----------
 Total current assets....................................     403,249    319,615
Property and Equipment
Land.....................................................      94,891     96,331
Buildings and improvements...............................     637,822    647,108
Equipment................................................     381,934    364,978
Property under capital lease.............................      25,605     25,579
                                                           ---------- ----------
                                                            1,140,252  1,133,996
Less accumulated depreciation............................     437,837    396,530
                                                           ---------- ----------
                                                              702,415    737,466
Funds restricted for construction........................      41,463     43,413
Construction-in-progress.................................      33,175     27,943
                                                           ---------- ----------
                                                              777,053    808,822
Other assets
Excess of cost over fair value of net assets acquired....     276,031    279,141
Deferred charges.........................................      10,870     13,533
Other....................................................      30,770     26,984
                                                           ---------- ----------
                                                              317,671    319,658
                                                           ---------- ----------
                                                           $1,497,973 $1,448,095
                                                           ========== ==========
       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt.....................  $    3,506 $    4,082
Accounts payable.........................................     105,334     83,130
Accrued liabilities
 Compensation and related benefits.......................      51,759     29,224
 Interest................................................       5,984      6,141
 Taxes other than income.................................      11,015      9,858
 Other...................................................      39,602     37,365
 Federal and state taxes.................................         --         253
                                                           ---------- ----------
 Total current liabilities...............................     217,200    170,053
Other Noncurrent Liabilities.............................      73,705     80,172
Minority Interest........................................     115,635    129,423
Long-Term Debt...........................................     419,203    418,188
Deferred Income Taxes....................................      30,619     23,252
Commitments and Contingencies
Common Stockholders' Equity
Class A Common Stock, voting, $.01 par value; authorized
 12,000,000 shares; issued and outstanding 2,030,566
 shares in 1999 and 2,057,929 in 1998....................          20         21
Class B Common Stock, limited voting, $.01 par value;
 authorized 75,000,000 shares; issued and outstanding
 28,392,100 shares in 1999 and 29,901,218 in 1998........         284        299
Class C Common Stock, voting, $.01 par value; authorized
 1,200,000 shares; issued and outstanding 204,593 shares
 in 1999 and 207,230 in 1998.............................           2          2
Class D Common Stock, limited voting, $.01 par value;
 authorized 5,000,000 shares; issued and outstanding
 24,857 shares in 1999 and 28,788 in 1998................         --         --
Capital in excess of par value, net of deferred
 compensation of $116 in 1999 and $185 in 1998...........     158,345    221,500
Retained earnings........................................     482,960    405,185
                                                           ---------- ----------
                                                              641,611    627,007
                                                           ---------- ----------
                                                           $1,497,973 $1,448,095
                                                           ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1999, 1998, and 1997

                                                          Capital in
                          Class A Class B Class C Class D Excess of  Retained
                          Common  Common  Common  Common  Par Value  Earnings  Total
                          ------- ------- ------- ------- ---------- -------- --------
                                             (Amounts in thousands)
Balance January 1,
 1997...................    $21    $298      $2     --     $194,308  $258,351 $452,980
Common Stock
  Issued................    --        3     --      --        6,141       --     6,144
Amortization of deferred
 compensation...........    --      --      --      --          286       --       286
Cancellation of stock
 grant..................    --      --      --      --          (79)      --       (79)
Net income..............    --      --      --      --          --     67,276   67,276
                            ---    ----     ---     ---    --------  -------- --------
Balance January 1,
 1998...................     21     301       2     --      200,656   325,627  526,607
Common Stock
  Issued................    --        4     --      --       10,791       --    10,795
  Repurchased...........    --       (6)    --      --      (24,900)      --   (24,906)
Amortization of deferred
 compensation...........    --      --      --      --          216       --       216
After-tax gain on
 partial sale of
 subsidiary.............    --      --      --      --       34,737       --    34,737
Net income..............    --      --      --      --          --     79,558   79,558
                            ---    ----     ---     ---    --------  -------- --------
Balance January 1,
 1999...................     21     299       2     --      221,500   405,185  627,007
Common Stock
  Issued................     (1)      5     --      --        7,956       --     7,960
  Repurchased...........    --      (20)    --      --      (71,205)      --   (71,225)
Amortization of deferred
 compensation...........    --      --      --      --           94       --        94
Net income..............    --      --      --      --          --     77,775   77,775
                            ---    ----     ---     ---    --------  -------- --------
Balance December 31,
 1999...................    $20    $284      $2     --     $158,345  $482,960 $641,611
                            ===    ====     ===     ===    ========  ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31
                                                                          ------------------------------
                                                                            1999      1998       1997
                                                                          --------  ---------  ---------
                                                                             (Amounts in thousands)
Cash Flows from Operating Activities:
 Net income.............................................................  $ 77,775  $  79,558  $  67,276
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................   108,333    105,442     80,686
  Minority interests in earnings of consolidated entities...............     6,251      9,083        251
  Other non-cash charges................................................     5,300        --         --
  Changes in assets and liabilities, net of effects from acquisitions and dispositions:
   Accounts receivable..................................................   (37,958)   (20,060)   (14,434)
   Accrued interest.....................................................      (157)     1,459       (217)
   Accrued and deferred income taxes....................................    (3,370)     3,541     16,241
   Other working capital accounts.......................................    32,371     (8,327)    13,315
   Other assets and deferred charges....................................    (5,775)    (6,220)       334
   Other................................................................     2,957     (2,837)     6,947
   Accrued insurance expense, net of commercial premiums paid...........     7,485      8,933     20,003
   Payments made in settlement of self-insurance claims.................   (17,655)   (18,888)   (16,232)
                                                                          --------  ---------  ---------
    Net cash provided by operating activities...........................   175,557    151,684    174,170
                                                                          --------  ---------  ---------
Cash Flows from Investing Activities:
 Property and equipment additions.......................................   (67,576)   (96,808)  (129,199)
 Acquisition of businesses..............................................   (31,588)  (189,332)   (10,525)
 Proceeds received from merger, sale or disposition of assets...........    16,358     16,404     15,230
 Funds restricted for construction related to acquisition of business...       --         --     (41,031)
                                                                          --------  ---------  ---------
    Net cash used in investing activities...............................   (82,806)  (269,736)  (165,525)
                                                                          --------  ---------  ---------
Cash Flows from Financing Activities:
 Additional borrowings..................................................    15,150    152,199     25,000
 Reduction of long-term debt............................................   (15,830)    (8,050)   (34,510)
 Distributions to minority partners.....................................   (18,439)    (1,751)      (671)
 Issuance of common stock...............................................     2,514      1,488      1,580
 Repurchase of common shares............................................   (71,225)   (24,906)       --
                                                                          --------  ---------  ---------
    Net cash provided by (used in) financing activities.................   (87,830)   118,980     (8,601)
                                                                          --------  ---------  ---------
Increase in Cash and Cash Equivalents...................................     4,921        928         44
Cash and Cash Equivalents, Beginning of Period..........................     1,260        332        288
                                                                          --------  ---------  ---------
Cash and Cash Equivalents, End of Period................................  $  6,181  $   1,260  $     332
                                                                          ========  =========  =========
Supplemental Disclosures of Cash Flow Information:
 Interest paid..........................................................  $ 27,029  $  25,658  $  19,599
 Income taxes paid, net of refunds......................................  $ 48,833  $  39,913  $  22,265
Supplemental Disclosures of Non-cash Investing and Financing Activities:
 See Notes 2 and 6

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of Universal Health Services, Inc. (the "Company"), its majority-owned subsidiaries and partnerships controlled by the Company or its subsidiaries as the managing general partner. All significant intercompany accounts and transactions have been eliminated. The more significant accounting policies follow:

  Nature of Operations: The principal business of the Company is owning and operating, through its subsidiaries, acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and women's centers. At December 31, 1999, the Company operated 21 acute care hospitals, 23 behavioral health centers and 3 specialized women's health centers, in 17 states, the District of Columbia and Puerto Rico. The Company, as part of its Ambulatory Treatment Centers Division owns outright, or in partnership with physicians, and operates or manages 23 surgery and radiation oncology centers located in 12 states and the District of Columbia. As of December 31, 1999, the Company held majority interests in three separate partnerships/limited liability companies which own the property of, and manage, three radiation therapy centers located in Kentucky and California. Since the Company does not control the operations of these centers, the operating results of these centers are not included in the Company's consolidated financial statements.

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

  Net revenues from the Company's acute care hospitals, ambulatory and outpatient treatment centers and women's center accounted for 86%, 87% and 85% of consolidated net revenues in 1999, 1998 and 1997, respectively.

  Net Revenues: Net revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Medicare and Medicaid net revenues represented 46%, 46% and 50% of net patient revenues for the years 1999, 1998 and 1997, respectively. In addition, approximately 32% in 1999, 27% in 1998 and 19% in 1997 of the Company's net patient revenues were generated from managed care companies which includes health maintenance organizations and preferred provider organizations.

  Concentration of Revenues: McAllen Medical Center contributed 10% and the three facilities operating in the Las Vegas market contributed on a combined basis 18% of the Company's 1999 consolidated net revenues.

  Accounts Receivable: Accounts receivable are recorded at the estimated net realizable amounts from patients, third-party payors and others for services rendered, net of contractual allowances and net of allowance for doubtful accounts of $55.7 million and $60.5 million in 1999 and 1998, respectively.

  Property and Equipment: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. The Company capitalized $1.1 million of interest costs related to construction in progress in 1997. No interest was capitalized in 1999 and 1998.

  Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years).

  Other Assets: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $91.4 million in 1999 and $72.2 million in 1998, is amortized using the straight-line method over periods ranging from five to forty years. As of December 31, 1999, the weighted average amortization period is approximately eighteen years.

  During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. At December 31, 1999 and 1998, the cash surrender value of the policies ($20 million and $103 million, respectively) were recorded net of related loans ($20 million and $102 million, respectively) and is included in other assets.

  Long-Lived Assets: It is the Company's policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value will be determined using valuation techniques such as the present value of expected future cash flows.

  During the fourth quarter of 1999, the Company made a decision to close/sell one of its specialized women's centers and recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. The Company is involved in litigation with respect to this facility and may incur additional charges in the event it is unable to close or sell the facility for a significant period of time or suffers an unfavorable outcome from this litigation.

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

  Minority Interest Liabilities: As of December 31, 1999 and 1998, the $115.6 million and $129.4 million minority interest balance consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada and a 20% outside ownership interest in an acute care facility located in Washington, DC.

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

  Statement of Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $2.6 million in 1999, $2.6 million in 1998, and $1.3 million in 1997.

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

  Comprehensive Income: Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 1999, 1998 and 1997.

  Equity Instruments Indexed to the Company's Common Stock: Proceeds received upon the sale of equity instruments and amounts paid upon the purchase of equity instruments are recorded as a component of stockholders' equity. Subsequent changes in the fair value of the equity instrument contracts are not recognized. If the contracts are ultimately settled in cash, the amount of cash paid or received is recorded as a component of stockholders' equity.

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

  Accounting Pronouncement Not Yet Adopted: In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 for one year. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  The Company will be required to adopt SFAS No. 133 effective as of January 1, 2001 and has not yet quantified the impact of adopting this statement on its financial statements. Further, the Company has not determined the method of adoption of SFAS No. 133. However, SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

2) ACQUISITIONS AND DIVESTITURES

  1999 -- During the second quarter of 1999, the Company acquired three behavioral health care facilities located in Illinois, Indiana and New Jersey for a combined purchase price of approximately $27 million, plus contingent consideration of up to $3 million. Also during the second quarter of 1999, the Company exchanged the operations and assets of a 147-bed acute care facility located in Victoria, Texas for the assets and operations of a 117-bed acute care facility located in Laredo, Texas. No gain or loss resulted from this exchange transaction since the fair value of assets acquired was equal to the book value of assets surrendered. In connection with this transaction, the Company also spent $5 million to purchase additional land in Laredo, Texas on which it expects to construct a replacement hospital scheduled to be completed in 2001. During 1999, the Company received total proceeds of $16 million generated primarily from the sale of the real property of two medical office buildings

($14 million). The net gain/loss resulting from these transactions was not material. One of these medical office buildings was sold to Universal Health Realty Income Trust for cash proceeds of $13 million. The aggregate net purchase price of the facilities and land acquired, including the fair value of exchanged facility, was allocated to assets and liabilities based on their estimated fair values as follows:

                                                                        Amount
                                                                        (000s)
                                                                        -------
     Working capital, net.............................................. $11,000
     Property, plant & equipment.......................................   6,000
     Goodwill..........................................................  15,000
                                                                        -------
       Total Cash Purchase Price....................................... $32,000
                                                                        =======

  Assuming the acquisitions of the three behavioral health care facilities occurred on January 1, 1999 the effect on the December 31, 1999 unaudited pro forma net revenues, net income and basic and diluted earnings per share would have been immaterial.

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

  Also during the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center, a 417-bed acute care facility, and its newly-constructed Summerlin Hospital, a 148-bed acute care facility in exchange for a 72.5% interest in a series of newly-formed limited liability corporations ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, a 241-bed acute care facility, and $11 million of net cash to the LLCs. The assets and liabilities contributed by the Company were recorded by the LLCs at carryover value. The LLCs applied purchase accounting to the assets and liabilities provided by Quorum and recorded them at fair market value. As a result of this partial sale transaction, the Company recorded a pre-tax gain of $55.1 million ($34.7 million after-tax) that was recorded as a capital contribution to the Company. The Company elected the option of recording the gain to capital in excess of par value in the consolidated balance sheet. The option must be consistently applied to all future gains and losses arising from similar transactions and is adopted as the Company's accounting policy. Also during 1998, the Company spent $2 million to purchase the property of a radiation therapy center located in California.

  The aggregate net purchase price of the transactions mentioned above of $178 million ($189 million cash paid less $11 million of net cash received), was allocated to assets and liabilities based on their estimated fair values as follows:

                                                                        Amount
                                                                        (000s)
                                                                       --------
     Working capital, net............................................. $ 34,000
     Land.............................................................   23,000
     Buildings & equipment............................................  110,000
     Goodwill.........................................................  152,000
     Minority interest liability......................................  (85,000)
     Deferred income taxes............................................  (21,000)
     Additional paid in capital.......................................  (35,000)
                                                                       --------
       Total Purchase Price........................................... $178,000
                                                                       ========

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

  1997 -- During the third quarter of 1997 the Company acquired an 80% interest in a partnership which owns and operates GWUH, a 501-bed acute care facility located in Washington, DC. The George Washington University ("GWU") holds a 20% interest in the partnership. In connection with this acquisition, the Company provided an immediate commitment of $80 million, consisting of $40 million in cash (which has been invested and is restricted for construction) and a $40 million surety bond. The Company and GWU are planning to build a newly constructed 371-bed acute care facility which is scheduled to be completed in 2002. The total cost of this new facility is estimated to be approximately $96 million, of which the Company intends to provide a total of $83 million (including the $80 million immediate commitment mentioned above) with the remainder being provided by GWU and the interest earnings on the $40 million of funds restricted for construction.

  In addition, during the third and fourth quarters of 1997, the Company completed construction and opened the following facilities: (i) a 129-bed acute care facility located in Edinburg, Texas; (ii) a medical complex located in Summerlin, Nevada including a 148-bed acute care facility, and; (iii) two newly constructed specialized women's health centers located in Austin, Texas and Lakeside, Oklahoma of which the Company, through a subsidiary, owns interests in limited liability companies ("LLCs") which own and operate the facilities. The Company spent a total of $71 million during 1997 for completion of these newly constructed facilities. Also during 1997, the Company spent an additional $11 million to acquire various behavioral healthcare related businesses.

  Assuming the 1997 acquisition of GWUH had been completed as of January 1, 1997, the unaudited pro forma net revenues would have been $1.5 billion and the effect on net income and basic and diluted earnings per share would have been immaterial.

3) LONG-TERM DEBT

  A summary of long-term debt follows:

                                                                 December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                   (000s)
   Long-term debt:
     Notes payable and Mortages payable (including
      obligations under capitalized leases of $2,866 in 1999
      and $4,185 in 1998) with varying maturities through
      2001; weighted average interest at 7.0% in 1999 and
      6.8% in 1998 (see Note 6 regarding capitalized
      leases)...............................................  $  6,240 $  9,062
     Revolving credit and demand notes......................   173,890  175,740
     Commercial paper.......................................    90,000   85,000
     Revenue bonds:
       Interest at floating rates ranging from 5.4% to 5.7%
        at December 31, 1999 with varying maturities through
        2015................................................    18,200   18,200
     8.75% Senior Notes due 2005, net of the unamortized
      discount of $621 in 1999 and $732 in 1998.............   134,379  134,268
                                                              -------- --------
                                                               422,709  422,270
   Less-Amounts due within one year.........................     3,506    4,082
                                                              -------- --------
                                                              $419,203 $418,188
                                                              ======== ========

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

  The Company has a $400 million unsecured non-amortizing revolving credit agreement, which expires on July 8, 2002. The agreement includes a $50 million sublimit for letters of credit. The interest rate on borrowings is determined at the Company's option at the prime rate, certificate of deposit rate plus
 .375% to .625%, Euro-dollar plus .25% to .50% or a money market rate. A facility fee ranging from .125% to .375% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. At December 31, 1999 the applicable margins over the certificate of deposit and the Euro-dollar rate were .55% and .425%, respectively, and the commitment fee was .20%. There are no compensating balance requirements. At December 31, 1999, the Company had $222 million of unused borrowing capacity available under the revolving credit agreement.

  The Company also has a $100 million commercial paper credit facility. A large portion of the Company's acute care patient accounts receivable are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed on October 30th of each year. Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term. As of December 31, 1999, the Company had $10 million unused borrowing capacity under the terms of the commercial paper facility.

  The average amounts outstanding during 1999, 1998 and 1997 under the revolving credit and demand notes and commercial paper program were $246.1 million, $234.2 million and $100.3 million, respectively, with corresponding effective interest rates of 6.2%, 6.4%, and 6.8% including commitment and facility fees. The maximum amounts outstanding at any month-end were, $263.9 million in 1999, $289.6 million in 1998 and $124.2 million in 1997.

  As of December 31, 1999 and 1998, the Company had two interest rate swap agreements that fixed the rate of interest on a notional principal amount of $50 million for a period of three years. These interest rate swaps expired on January 4, 2000. The average fixed rate obtained through these interest rate swaps was 6.20% including the Company's current borrowing spread of .425%. The Company is also a party to three forward starting interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million. The starting date on the interest rate swaps is August, 2000 and they mature in August, 2010. The average fixed rate of the three forward starting interest rate swaps, including the Company's current borrowing spread of .425%, is 7.2%. The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense incurred on existing and now expired interest rate swaps, was 6.2%, 6.4%, and 6.8% during 1999, 1998 and 1997, respectively. Additional interest expense recorded as a result of the Company's hedging activity was $202,000, $75,000 and $0 in 1999, 1998 and 1997, respectively. The Company is exposed to credit loss in the event of non-performance by the counterparty to the interest rate swap agreements. All of the counterparties are creditworthy financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The estimated fair value of the interest rate swap obligations at December 31, 1999 was approximately $2.9 million.

  Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 1999.

  The fair value of the Company's long-term debt at December 31, 1999 and 1998 was approximately $420.5 million and $429.0 million, respectively.

  Aggregate maturities follow:

                                                                         (000s)
                                                                        --------
     2000.............................................................. $  3,506
     2001..............................................................      658
     2002..............................................................  265,500
     2003..............................................................      187
     2004..............................................................      200
     Later.............................................................  152,658
                                                                        --------
       Total........................................................... $422,709
                                                                        ========

4) COMMON STOCK

  During the third quarter of 1998, the Company's Board of Directors approved a stock repurchase program authorizing the Company to purchase up to two million shares or approximately 6% of its outstanding Class B Common Stock. This initial repurchase program was completed during the third quarter of 1999, at which time, the Board of Directors approved a plan for repurchase of up to an additional two million shares of the Company's Class B Common Stock and during the fourth quarter of 1999, the Board of Director's approved a plan for an additional two million shares. Pursuant to the stock repurchase programs, the Company, from time to time and as conditions allow, may purchase a total of up to six million shares on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company repurchased 580,500 shares at an average repurchase price of $42.90 per share ($24.9 million in the aggregate) during 1998 and 2,028,379 shares at an average repurchase price of $35.10 ($71.2 million in the aggregate) during 1999. Since inception of the repurchase program in 1998 through December 31, 1999, the Company repurchased a total of 2,608,879 shares at an average repurchase price of $36.85 per share ($96.1 million in the aggregate).

  In conjunction with the Company's stock repurchase program, during 1998 and 1999, the Company sold European-style put options which entitle the holder to sell shares of the Company's Class B Common Stock to the Company at a specified price. The Company also purchased European-style call options which entitle the Company to purchase shares of the Company's Class B Common Stock at a specified price. As of December 31, 1999 put options totaling 1,458,500 shares, with an average strike price of $28.47, were outstanding with various expiration dates in the second and third quarters of 2000. As of December 31, 1999 call options totaling 1,034,000 shares, with an average strike price of $28.47 per share, were outstanding with various expiration dates in the second and third quarters of 2000. As of December 31, 1999 the fair market value of these instruments was approximately $8 million.

  At December 31, 1999, 5,700,819 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

  SFAS No. 123 requires the Company to disclose pro-forma net income and pro-forma earnings per share as if compensation expense were recognized for options granted beginning in 1995. Using this approach, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                    Year Ended December 31,
                                                --------------------------------
                                                   1999       1998       1997
                                                ---------- ---------- ----------
                                                (000s, except per share amounts)
   Net Income:
     As Reported............................... $   77,775 $   79,558 $   67,276
     Pro Forma................................. $   75,298 $   78,362 $   66,672
   Earnings Per Share:
     As Reported:
       Basic................................... $     2.48 $     2.45 $     2.08
       Diluted................................. $     2.43 $     2.39 $     2.03
     Pro Forma:
       Basic................................... $     2.40 $     2.41 $     2.06
       Diluted................................. $     2.35 $     2.35 $     2.01

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the thirteen option grants that occurred during 1999, 1998 and 1997:

   Year Ended December 31,                               1999    1998    1997
   -----------------------                              ------- ------- -------
   Volatility.......................................... 31%-38% 21%-28% 21%-23%
   Interest rate.......................................   5%-6%   5%-6%   6%-7%
   Expected life (years)...............................   4.3     4.1     4.2
   Forfeiture rate.....................................      3%      2%      2%

  Stock-based compensation costs on a pro forma basis would have reduced pretax income by $4.0 million ($2.5 million after tax) in 1999, $1.9 million ($1.2 million after-tax) in 1998 and $1.0 million ($604,000 after-tax) in 1997. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

  Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans.

  Information with respect to these options is summarized as follows:

                                                          Average
                                                Number    Option      Range
   Outstanding Options                         of Shares   Price   (High-Low)
   -------------------                         ---------  ------- -------------
   Balance, January 1, 1997................... 1,534,048  $13.43  $25.13-$ 5.69
     Granted..................................   243,250  $41.22  $44.56-$37.88
     Exercised................................  (319,225) $11.30  $25.13-$ 5.69
     Cancelled................................   (42,500) $12.54  $25.13-$ 9.81
  -----------------------------------------------------------------------------
   Balance, January 1, 1998................... 1,415,573  $18.71  $44.56-$ 7.44
     Granted..................................   448,000  $51.73  $56.56-$47.81
     Exercised................................  (262,511) $14.46  $41.25-$ 7.44
     Cancelled................................    (8,500) $37.89  $47.81-$23.25
  -----------------------------------------------------------------------------
   Balance, January 1, 1999................... 1,592,562  $28.60  $56.56-$ 9.81
     Granted..................................   641,330  $32.49  $51.12-$23.69
     Exercised................................  (467,587) $11.52  $ 9.81-$41.25
     Cancelled................................   (63,850) $41.40  $52.00-$16.56
  -----------------------------------------------------------------------------
   Balance, December 31, 1999................. 1,702,455  $34.28  $56.56-$14.63
  -----------------------------------------------------------------------------

  Outstanding Options at December 31, 1999:

                          Average Option         Range
     Number of Shares         Price           (High-Low)       Contractual Life
     ----------------     --------------     -------------     ----------------
          771,250             $20.28         $23.69-$14.63           2.5
          931,205             $45.87         $ 56.56-37.88           3.7
        ---------
        1,702,455
        =========

  During 1999, subject to shareholder approval, the Board of Directors approved a 1 million share increase in the reserve for Class B Common Stock available for grant pursuant to the terms of the 1992 Stock Option Plan. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 1999 have an average remaining contractual life of 2.9 years. At December 31, 1999, options for 744,219 shares were available for grant. At December 31, 1999, options for 634,808 shares of Class B Common Stock with an aggregate purchase price of $16.9 million (average of $26.55 per share) were exercisable. In connection with the stock option plan, the Company provides the optionee with a three year loan to cover the tax liability incurred upon exercise of the options. The loan is forgiven on the maturity date if the optionee is employed by the Company on that date. The Company recorded compensation expense over the service period and recognized compensation expense of $7.6 million in 1999, $8.4 million in 1998 and $5.1 million in 1997 in connection with this loan program.

  In addition to the stock option plan the Company has the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Ownership Plan whereby eligible employees may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iii) a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (iv) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The Company has reserved 2 million shares of Class B Common Stock for issuance under these various plans and has issued 1,032,617 shares pursuant to the terms of these plans as of December 31, 1999, of which 57,680, 42,010 and 41,196 became fully vested during 1999, 1998 and 1997, respectively. Compensation expense of $1.1million in 1999, $488,000 in 1998 and $5.2 million in 1997 was recognized in connection with these plans.

5) INCOME TAXES

  Components of income tax expense are as follows:

                                                        Year Ended December 31
                                                        ------------------------
                                                         1999     1998    1997
                                                        -------  ------- -------
                                                                (000s)
     Currently payable
       Federal......................................... $48,558  $18,731 $23,923
       State...........................................   4,449    1,738   2,989
                                                        -------  ------- -------
                                                         53,007   20,469  26,912
     Deferred
       Federal.........................................  (7,350)  21,122  10,201
       State...........................................    (649)   1,863   1,534
                                                        -------  ------- -------
                                                         (7,999)  22,985  11,735
                                                        -------  ------- -------
         Total......................................... $45,008  $43,454 $38,647
                                                        =======  ======= =======

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

                                                                Year Ended
                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                                                                  (000s)
   Self-insurance reserves.................................. $ 30,305  $ 31,984
   Doubtful accounts and other reserves.....................    8,541    (1,699)
   State income taxes.......................................   (1,354)      766
   Other deferred tax assets................................   10,084     7,532
   Depreciable and amortizable assets.......................  (51,427)  (50,997)
                                                             --------  --------
     Total deferred taxes................................... $ (3,851) $(12,414)
                                                             ========  ========

  A reconciliation between the federal statutory rate and the effective tax rate is as follows:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1999  1998  1997
                                                               ----  ----  ----
   Federal statutory rate..................................... 35.0% 35.0% 35.0%
   Deductible depreciation, amortization and other............ (0.2) (1.6) (1.3)
   State taxes, net of federal income tax benefit.............  1.9   1.9   2.8
                                                               ----  ----  ----
     Effective tax rate....................................... 36.7% 35.3% 36.5%
                                                               ====  ====  ====

  The net deferred tax assets and liabilities are comprised as follows:

                                                       Year Ended December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                               (000s)
   Current deferred taxes
     Assets........................................... $    26,768  $    12,315
     Liabilities......................................         --        (1,477)
                                                       -----------  -----------
       Total deferred taxes--current..................      26,768       10,838
   Noncurrent deferred taxes
     Assets...........................................      22,384       27,967
     Liabilities......................................     (53,003)     (51,219)
                                                       -----------  -----------
       Total deferred taxes--noncurrent...............     (30,619)     (23,252)
                                                       -----------  -----------
   Total deferred taxes............................... $    (3,851)    $(12,414)
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

  A summary of property under capital lease follows:

                                                       Year Ended December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                               (000s)
   Land, buildings and equipment...................... $    25,605  $    25,579
   Less: accumulated amortization.....................     (22,902)     (22,084)
                                                       -----------  -----------
                                                       $     2,703  $     3,495
                                                       ===========  ===========

  Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 1999, are as follows:

                                                               Capital Operating
   Year                                                        Leases   Leases
   ----                                                        ------- ---------
                                                                    (000s)
   2000....................................................... $1,596   $21,208
   2001.......................................................    565    18,040
   2002.......................................................    444    11,771
   2003.......................................................    211    10,093
   2004.......................................................    211     8,826
   Later Years................................................     53    21,558
                                                               ------   -------
     Total minimum rental..................................... $3,080   $91,496
                                                                        =======
   Less: Amount representing interest.........................    214
                                                               ------
   Present value of minimum rental commitments................  2,866
   Less: Current portion of capital lease obligations.........  1,546
                                                               ------
   Long-term portion of capital lease obligations............. $1,320
                                                               ======

  Capital lease obligations of $1.1 million in 1999, $160,000 in 1998 and $3.1 million in 1997, were incurred when the Company entered into capital leases for new equipment.

7) COMMITMENTS AND CONTINGENCIES

  Effective January 1, 1998, the Company's subsidiaries are covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $6 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. During 1996 and 1997, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers. From 1986 to 1995, these subsidiaries were self-insured for professional and general liability claims up to $25 million and $5 million per occurrence, respectively. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks.

  As of December 1999 and 1998, the reserve for professional and general liability claims was $58.0 million and $65.0 million, respectively, of which $6.8 million and $5.5 million in 1999 and 1998, respectively, is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change in the near term.

  The Company has outstanding letters of credit totaling $54.5 million consisting of: (i) a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in the George Washington University Hospital;
(ii) $8.0 million related to the Company's self insurance programs; (iii) $5.8 million as support for a loan guarantee for an unaffiliated party, and; (iv) $700,000 as support for various debt instruments.

  The Company has entered into a long-term contract with a third party to provide certain data processing services for its acute care and behavioral health facilities. The term of this contract, which was extended during 1999, expires in 2007.

  During the fourth quarter of 1999, the Company made a decision to close/sell one of its specialized women's centers and recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. The Company is involved in litigation with respect to this facility and may incur additional charges in the event it is unable to close or sell the facility for a significant period of time or suffers an unfavorable outcome from this litigation. In addition, various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

8) RELATED PARTY TRANSACTIONS

  At December 31, 1999, the Company held approximately 8% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1.1 million in each year ended December 31, 1999, 1998 and 1997, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 1999 and 1998 was $8.3 million and $8.2 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 1999 and 1998 was $10.5 million and $13.7 million, respectively.

  As of December 31, 1999, the Company leased seven hospital facilities from the Trust with terms expiring in 2000 through 2006. These leases contain up to six 5-year renewal options. During 1998, the Company exercised five-year renewal options on four hospitals leased from the Trust which were scheduled to expire in 1999 through 2001. The leases on these facilities were renewed at the same lease rates and terms as the initial leases. Future minimum lease payments to the Trust are included in Note 6. Total rent expense under these operating leases was $16.6 million in 1999, $16.5 million in 1998 and $16.3 million in 1997. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. The Company received an advisory fee of $1.2 million in 1999 and 1998 and $1.1 million in 1997 from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statement of income. During 1999, the Company sold the real property of a medical office building to the Trust for cash proceeds of approximately $13 million. Tenants in the multi-tenant building include subsidiaries of the Company as well as unrelated parties.

  A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel.

9) PENSION PLAN

  The Company maintains contributory and non-contributory retirement plans for eligible employees. The Company's contributions to the contributory plan amounted to $4.2 million, $4.6 million and $3.6 million in 1999, 1998 and 1997, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company's subsidiaries. The benefits are based on years of service and the employee's highest compensation for any five years of employment. The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

  The following table shows reconciliations of the defined benefit pension plan for the Company as of December 31, 1999 and 1998:

                                                               1999     1998
                                                              -------  -------
                                                                  (000s)
   Change in benefit obligation:
     Benefit obligation at beginning of year................. $49,285  $43,573
     Service cost............................................   1,041      904
     Interest cost...........................................   3,280    3,001
     Benefits paid...........................................  (1,629)  (1,381)
     Actuarial (gain) loss...................................  (5,522)   3,188
                                                              -------  -------
       Benefit obligation at end of year.....................  46,455   49,285
   Change in plan assets:
     Fair value of plan assets at beginning of year.......... $50,702  $33,974
     Actual return on plan assets............................   4,096    7,998
     Company contributions...................................       0   10,203
     Benefits paid...........................................  (1,629)  (1,381)
     Administrative expenses.................................    (202)     (92)
                                                              -------  -------
       Fair value of plan assets at end of year.............. $52,967  $50,702
     Funded status of the plan............................... $ 6,512  $ 1,417
     Unrecognized actuarial gain.............................  (8,446)  (3,559)
                                                              -------  -------
       Net amount recognized.................................  (1,934)  (2,142)
   Total amounts recognized in the balance sheet consist of:
     Accrued benefit liability............................... $(1,934) $(2,142)
   Weighted average assumptions as of December 31
     Discount rate...........................................    7.50%    6.75%
     Expected long-term rate of return on plan assets........    9.00%    9.00%
     Rate of compensation increase...........................    4.00%    4.00%

                                                       1999     1998     1997
                                                      -------  -------  -------
                                                              (000s)
   Components of net periodic benefit cost
     Service cost.................................... $ 1,041  $   905  $   854
     Interest cost...................................   3,280    3,001    2,783
     Expected return on plan assets..................  (4,530)  (3,316)  (2,446)
                                                      -------  -------  -------
       Net periodic (benefit) cost................... $  (209) $   590  $ 1,191
                                                      =======  =======  =======

  The fair value of plan assets exceeded the benefit obligations of the plan, as of December 31, 1999 and 1998, respectively.

10) SEGMENT REPORTING

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

                             Acute Care   Behavioral                 Total
             1999             Services  Health Services  Other    Consolidated
             ----            ---------- --------------- --------  ------------
                                      (Dollar amounts in thousands)
   Gross inpatient
    revenues................ $2,766,295    $414,468     $ 26,675   $3,207,438
   Gross outpatient
    revenues................ $  960,338    $ 97,056     $108,502   $1,165,896
   Total net revenues....... $1,691,329    $270,638     $ 80,413   $2,042,380
   EBITDAR(a)............... $  310,445    $ 44,866     $(36,743)  $  318,568
   Total assets............. $1,233,652    $154,792     $109,529   $1,497,973
   Licensed beds............      4,806       1,976          --         6,782
   Available beds...........      4,099       1,961          --         6,060
   Patient days.............    963,842     444,632          --     1,408,474
   Admissions...............    204,538      37,810          --       242,348
   Average length of stay...        4.7        11.8          --           5.8

                             Acute Care   Behavioral                 Total
             1998             Services  Health Services  Other    Consolidated
             ----            ---------- --------------- --------  ------------
                                      (Dollar amounts in thousands)
   Gross inpatient
    revenues................ $2,440,526    $341,592     $ 21,774   $2,803,892
   Gross outpatient
    revenues................ $  846,698    $ 91,465     $ 80,621   $1,018,784
   Total net revenues....... $1,576,107    $233,010     $ 65,370   $1,874,487
   EBITDAR(a)............... $  316,263    $ 38,556     $(43,649)  $  311,170
   Total assets............. $1,217,363    $127,500     $103,232   $1,448,095
   Licensed beds............      4,696       1,782          --         6,478
   Available beds...........      3,985       1,767          --         5,752
   Patient days.............    884,966     365,935          --     1,250,901
   Admissions...............    187,833      32,400          --       220,233
   Average length of stay...        4.7        11.3          --           5.7

                             Acute Care   Behavioral                 Total
             1997             Services  Health Services  Other    Consolidated
             ----            ---------- --------------- --------  ------------
                                      (Dollar amounts in thousands)
   Gross inpatient
    revenues................ $1,737,092    $312,663     $  7,011   $2,056,766
   Gross outpatient
    revenues................ $  608,470    $ 78,118     $ 57,791   $  744,379
   Total net revenues....... $1,189,043    $205,640     $ 47,994   $1,442,677
   EBITDAR(a)............... $  252,839    $ 35,333     $(43,529)  $  244,643
   Total assets............. $  847,854    $128,662     $108,833   $1,085,349
   Licensed beds............      3,389       1,777          --         5,166
   Available beds...........      2,951       1,762          --         4,713
   Patient days.............    616,965     336,850          --       953,815
   Admissions...............    128,020      28,350          --       156,370
   Average length of stay...        4.8        11.9          --           6.1

--------
(a) EBITDAR--Earnings before interest, income taxes, depreciation, amortization, lease & rental, minority interest expense and nonrecurring changes.