Form 10-Q
period 2000-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2000-05-12
CIK 352915

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (MARK ONE)
            (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2000:

                              Class A     2,030,566
                              Class B    27,774,560
                              Class C       204,593
                              Class D        23,913

                          Page One of Fifteen Pages

================================================================================

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X


PART I.  FINANCIAL INFORMATION                                                         PAGE NO.

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 2000 and 1999 ....................                     Three

   Condensed Consolidated Balance Sheets - March 31, 2000
      and December 31, 1999 .........................................                      Four

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2000 and 1999 ....................                      Five


   Notes to Condensed Consolidated Financial Statements .............               Six & Seven

Item 2.  Management's Discussion and Analysis of
         Operations and Financial Condition .........................  Eight, Nine,Ten, Eleven,
                                                                              Twelve & Thirteen

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..                  Fourteen

PART II.  OTHER INFORMATION .........................................                  Fourteen

SIGNATURE ...........................................................                   Fifteen


                           Page Two of Fifteen Pages

                          PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)

                                            Three Months
                                            Ended March 31,
                                        ----------------------
                                        2000          1999
                                        ----------------------

Net revenues                           $541,004      $520,095

Operating charges:
     Salaries, wages and benefits       210,863       195,670
     Other operating expenses           116,937       115,906
     Supplies expense                    73,912        70,165
     Provision for doubtful accounts     44,980        40,926
     Depreciation and amortization       27,644        26,978
     Lease and rental expense            11,949        12,279
     Interest expense, net                7,328         6,482
                                        --------    ----------
                                        493,613       468,406
                                        --------    ----------

Income before minority interests         47,391        51,689
and income taxes
Minority interests in earnings            3,143         3,994
of consolidated entities
                                        --------    ----------

Income before income taxes               44,248        47,695
Provision for income taxes               15,619        17,673
                                        --------   -----------

Net income                              $28,629       $30,022
                                        ========   ===========


Earnings per common share - basic         $0.94         $0.94
                                        ========    ==========

Earnings per common share - diluted       $0.92         $0.92
                                        ========    ==========

Weighted average number of               30,591        32,007
common shares - basic
Weighted average number of                  464           681
common share equivalents
                                        --------    ----------
Weighted average number of
common shares and equivalents -
diluted                                  31,055        32,688
                                        ========    ==========



See accompanying notes to these condensed consolidated financial statements.




                          Page Three of Fifteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000s omitted, unaudited)

                                                    March 31,       December 31,
                                                      2000              1999
                                                   -----------     -------------
               Assets
                                                                                                                              <
Current assets:
    Cash and cash equivalents                      $     7,950    $      6,181
    Accounts receivable, net                           316,880         307,294
    Supplies                                            39,628          41,173
    Deferred income taxes                               28,399          26,768
    Other current assets                                24,823          21,833
                                                   ------------    ------------
          Total current assets                         417,680         403,249
                                                   ------------    ------------

Property and equipment                               1,198,478       1,173,427
Less: accumulated depreciation                        (456,169)       (437,837)
                                                   ------------    ------------
                                                       742,309         735,590
Funds restricted for construction                       41,316          41,463
                                                   ------------    ------------
                                                       783,625         777,053
                                                   ------------    ------------

Other assets:
    Excess of cost over fair value of net
      assets acquired                                  272,795         276,031
    Deferred charges                                     8,381          10,870
    Other                                               48,146          30,770
                                                   ------------    ------------
                                                       329,322         317,671
                                                   ------------    ------------
                                                   $ 1,530,627     $ 1,497,973
                                                   ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt           $     2,935     $     3,506
    Accounts payable and accrued liabilities           202,361         213,694
    Federal and state taxes                             14,338           -----
                                                   ------------    ------------
          Total current liabilities                    219,634         217,200
                                                   ------------    ------------

Other noncurrent liabilities                            75,609          73,705
                                                   ------------    ------------
Minority interest                                      118,658         115,635
                                                   ------------    ------------
Long-term debt, net of current maturities              419,623         419,203
                                                   ------------    ------------
Deferred income taxes                                   32,707          30,619
                                                   ------------    ------------

Common stockholders' equity:
    Class A Common Stock, 2,030,566 shares
      outstanding in 2000, 2,030,566 in 1999                20              20
    Class B Common Stock, 28,240,896 shares
      outstanding in 2000, 28,392,100 in 1999              282             284
    Class C Common Stock, 204,593 shares
      outstanding in 2000, 204,593 in 1999                   2               2
    Class D Common Stock, 23,913 shares
      outstanding in 2000, 24,857 in 1999                -----           -----
    Capital in excess of par, net of deferred
      compensation of $158 in 2000
      and $116 in 1999                                 152,503         158,345
    Retained earnings                                  511,589         482,960
                                                   ------------    ------------
                                                       664,396         641,611
                                                   ------------    ------------
                                                   $ 1,530,627     $ 1,497,973
                                                   ============    ============


  See accompanying notes to these condensed consolidated financial statements.

                           Page Four of Fifteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                    2000           1999
                                                                -------------  -------------

Cash Flows from Operating Activities:
  Net income                                                         $28,629        $30,022
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                        27,644         26,978
   Minority interests in earnings of consolidated entities             3,637          3,994
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                               (11,071)       (20,152)
   Accrued interest                                                   (3,525)        (2,578)
   Accrued and deferred income taxes                                  15,308         17,644
   Other working capital accounts                                     (8,089)        18,233
   Other assets and deferred charges                                  (3,311)          (666)
   Other                                                                 345            (73)
   Accrued insurance expense, net of commercial premiums paid          1,894          1,371
   Payments made in settlement of self-insurance claims               (3,127)        (1,640)
                                                                -------------  -------------
  Net cash provided by operating activities                           48,334         73,133
                                                                -------------  -------------

Cash Flows from Investing Activities:
   Property and equipment additions, net                             (30,722)       (12,601)
   Investment in business                                            (12,273)          ----
   Proceeds received from divestitures, net                            3,113           ----
                                                                -------------  -------------
  Net cash used in investing activities                              (39,882)       (12,601)
                                                                -------------  -------------

Cash Flows from Financing Activities:
   Reduction of long-term debt                                          (151)       (28,657)
   Distributions to minority partners                                   (120)        (2,258)
   Issuance of common stock                                              280          1,265
   Repurchase of common shares                                        (6,692)       (21,634)
                                                                -------------  -------------
  Net cash used in financing activities                               (6,683)       (51,284)
                                                                -------------  -------------

Increase in cash and cash equivalents                                  1,769          9,248
Cash and cash equivalents, Beginning of Period                         6,181          1,260
                                                                -------------  -------------
Cash and cash equivalents, End of Period                              $7,950        $10,508
                                                                =============  =============

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                      $10,853         $9,060
                                                                =============  =============

  Income taxes paid, net of refunds                                     $311           $101
                                                                =============  =============


  See accompanying notes to these condensed consolidated financial statements.

                           Page Five of Fifteen Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  General

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

 (3)  Commitment and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $55 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.

(4) Subsequent Events

Subsequent to the first quarter of 2000, the Company executed a definitive agreement to acquire the assets and operations of a 277-bed acute care facility located in Enid, Oklahoma. The Company expects to complete this transaction during the third quarter of 2000.

 (5) Accounting Pronouncement Not Yet Adopted

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 for one year. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company will be required to adopt SFAS No. 133 effective as of January 1, 2001 and has not yet quantified the impact of adopting this statement on its financial statements. Further, the Company has not determined the method of
adoption of SFAS No. 133.   However, SFAS No. 133 could increase the
volatility in earnings and other comprehensive income.



                            Page Six of Fifteen Pages

(6)   Segment Reporting (unaudited)

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

                                     Three Months Ended March 31, 2000
                              ------------------------------------------------
                                           Behavioral
                              Acute Care    Health                   Total
                               Services    Services      Other    Consolidated
                              ------------------------------------------------
                                       (Dollar amounts in thousands)

Gross inpatient revenues         $798,243    $116,190    $6,531       $920,964
Gross outpatient revenues        $260,402     $25,368   $30,153       $315,923
Total net revenues               $449,960     $73,665   $17,379       $541,004
EBITDAR (A)                       $89,311     $13,483  ($8,482)        $94,312
Total assets as of 3/31/00     $1,244,060    $149,424  $137,143     $1,530,627
Licensed beds                       4,822       2,059  --------          6,881
Available beds                      4,111       2,044  --------          6,155
Patient days                      267,345     120,877  --------        388,222
Admissions                         55,403      10,603  --------         66,006
Average length of stay                4.8        11.4  --------            5.9



                                        Three Months Ended March 31, 1999
                                ------------------------------------------------
                                              Behavioral
                                Acute Care    Health                    Total
                                 Services    Services      Other    Consolidated
                                ------------------------------------------------
                                          (Dollar amounts in thousands)

Gross inpatient revenues           $720,137     $88,690     $6,108     $814,935
Gross outpatient revenues          $237,605     $23,601    $25,059     $286,265
Total net revenues                 $441,888     $59,638    $18,569     $520,095
EBITDAR (A)                         $98,226     $10,497   ($11,295)     $97,428
Total assets as of 3/31/99       $1,236,830    $125,495   $105,515   $1,467,840
Licensed beds                         4,824       1,797   --------        6,621
Available beds                        4,109       1,782   --------        5,891
Patient days                        254,330      95,744   --------      350,074
Admissions                           53,187       8,648   --------       61,835
Average length of stay                  4.8        11.1   --------          5.7


(A) EBITDAR - Earnings before interest, income taxes, depreciation, amortization, lease & rental and minority interest expense.




                           Page Seven of Fifteen Pages

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

Forward-Looking Statements

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payers; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms and, other factors referenced in the Company's 1999 Form 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

Net revenues increased 4% to $541 million for the three months ended March 31, 2000 as compared to $520 million for the three month period ended March 31, 1999. The $21 million increase in net revenues was due primarily to: (i) the acquisition of three behavioral health facilities located in Illinois, Indiana and New Jersey and an acute care facility located in Laredo, Texas which were acquired during the second quarter of 1999 ($15 million, net of revenues generated at facility exchanged for the Laredo facility), and; (ii) revenue growth at acute care and behavioral health care facilities owned during both periods ($5 million).

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") decreased to $94 million for the three month period ended March 31, 2000 from $97 million in the comparable prior year quarter. Overall operating margins were 17.4% in the 2000 first quarter as compared to 18.7% in the 1999 quarter ended March 31, 1999. The factors causing the decrease in the Company's overall operating margins for the three month period ended March 31, 2000 as compared to the comparable prior year quarter are discussed below.

Acute Care Services

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 86% and 88% of consolidated net revenues for the quarters ended March 31, 2000 and 1999, respectively. Net revenues at the Company's acute care facilities owned in both quarters ended March 31, 2000 and 1999 increased 1% in the 2000 first quarter as compared to the comparable 1999 period. Admissions to the Company's acute care facilities owned in both quarters increased 3.2% in the first quarter of 2000 over the comparable 1999 period and patient days at these facilities increased 3.4% for the three months ended March 31, 2000 as compared to the comparable prior year quarter. The average length of stay at the acute care facilities owned during both periods increased 1.3% to 4.9 days for the three month period ended March 31, 2000 as compared to 4.8 days in the comparable prior year quarter.


                           Page Eight of Fifteen Pages

The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the three month periods ending March 31, 2000 and 1999 increased 8% in 2000 as compared to the comparable 1999 quarter and comprised 25% of the Company's acute care gross patient revenue in each of the three month periods ended March 31, 2000 and 1999. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

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

At the Company's acute care facilities, operating expenses, (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 80.2% for the three months ended March 31, 2000 and 77.8% for the three months ended March 31, 1999. Operating margins (EBITDAR) at these facilities were 19.8% during the 2000 first quarter and 22.2% in the comparable prior year quarter. As a result of reduction stemming from BBA-97 and Medicaid program redesigns by Texas and South Carolina, the Company's Medicaid disproportionate share reimbursements have been reduced by approximately $11 million annually, on a prospective basis, beginning in the third quarter of 1999. Also contributing to the decline in the Company's acute care operating margins was a decline in the operating margins at an acute care facility located in Amarillo, Texas caused by reduced levels of business in a few high margin services and higher than anticipated indigent care costs as well as weakened operating performance at an acute care facility located in Las Vegas, Nevada. Additionally, the Company's acute care division continues to experience earnings pressure due to government reimbursement reductions and continued increases in the provision for doubtful accounts. Pressure on operating margins may continue due to, among other things, the changes in the Medicare payments mandated by BBA-97 which became effective on October 1, 1997, reductions in Medicaid disproportionate share reimbursements and the industry-wide trend towards managed care which limits the Company's ability to increase its prices.

Behavioral Health Services

Net revenues from the Company's behavioral health services facilities accounted for 14% and 12% of consolidated net revenues for the three month periods ended March 31, 2000 and 1999, respectively. Net revenues at the Company's behavioral health services facilities owned in both periods increased 2% during the three month period ended March 31, 2000 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 6.9% and 4.4%, respectively, during the three month period ended March 31, 2000 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods decreased to 10.9 days during the 2000 first quarter as compared to 11.1 days in the comparable prior year period.

The Company's behavioral health facilities have generally experienced decreases in length of stay during the past few years as a result of continued practice changes in the delivery of behavioral health services and continued cost containment pressures from payors, including managed care companies, which includes a greater emphasis on the utilization of outpatient services.




                          Page Nine of Fifteen Pages

Providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. Additionally, managed care companies generally encourage alternatives to inpatient treatment. The Company expects the admission constraints and payor pressure to continue.

At the Company's behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 81.7% for the three month period ended March 31, 2000 and 82.4% for the three month period ended March 31, 1999. Operating margins (EBITDAR) at these facilities were 18.3% during the 2000 first quarter and 17.6% in the comparable prior year quarter. The increase in the operating margins in the 2000 first quarter as compared to the comparable prior year quarter was primarily due to higher operating margins experienced at three behavioral health care facilities acquired during the second quarter of 1999.

Other Operating Results

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $3.1 million for the three months ended March 31, 2000 and $4.0 million for the three month period ended March 31, 1999. The minority interest expense recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, D.C.

Interest expense increased 13% or $846,000 during the 2000 first quarter over the comparable prior year period due primarily to increased borrowings used to finance the various repurchases of the Company's common stock during 1999 and the first quarter of 2000 and the acquisition of three behavioral health facilities during the second quarter of 1999.

The effective tax rate was 35.3% for the three months ended March 31, 2000 as compared to 37.0% for the three months ended March 31, 1999. The decrease in the effective tax rate during the 2000 first quarter as compared to the prior year quarter was due to a reduction in the effective state income tax rate and a reduction in non-deductible amortization expense.

General Trends

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 44% and 43% of the Company's net patient revenues during the three month periods ended March 31, 2000 and 1999, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expenses and capital costs as well as other items have been reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and is expected to be more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS, which is expected to be implemented on July 1, 2000. The Company expects the implementation of outpatient PPS, which can not be completely estimated at this time, to have a slightly favorable impact on its future results of operations.


                            Page Ten of Fifteen Pages

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

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions and serving a disproportionately high share of Texas' and South Carolina's low income patients, four of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from BBA-97 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements have been reduced by approximately $11 million annually, on a prospective basis. Included in the Company's financial results was an aggregate of $7.0 million for the three month period ended March 31, 2000 and $10.1 million for the three month period ended March 31, 1999 received pursuant to the terms of these programs. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2000, or further reduction in reimbursements, could have a material adverse effect on the Company's future results of operations.

In addition to the Medicare and Medicaid programs, other payors, including managed care companies, continue to actively negotiate the amounts they will pay for services performed. Approximately 33% and 29% of the Company's net patient revenues in the three month periods ended March 31, 2000 and 1999, respectively, were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

Regulations related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are expected to impact the Company and others in the healthcare industry by:

- Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers.

- Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's personal health record. The Department of Health and Human Services, with assistance from standard development organizations and business interests, is currently developing the standard.



                          Page Eleven of Fifteen Pages

-        Creating unique identifiers for the four constituents in healthcare:
         payors, providers, patients and employers. HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

The Secretary of the Department of Health and Human Services is expected to issue new HIPAA regulations (expected to be released in May, 2000) related to administrative simplification with the requirement that these guidelines be implemented within two years of their release. Non-compliance may result in fines, loss of accreditation and/or threat of civil litigation. This HIPAA assessment is based on information currently available to the Company and the Company has begun preliminary planning for implementation of the necessary changes required pursuant to the terms of HIPAA. However, the Company can not currently estimate the implementation cost of the HIPAA related modifications and consequently can give no assurance that issues related to HIPAA will not have a material adverse effect on the Company's financial condition or results of operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $48 million during the three months ended March 31, 2000 and $73 million during the comparable prior year quarter. The $25 million decrease during the 2000 first quarter as compared to the 1999 first quarter was primarily attributable to: (i) a $26 million unfavorable change in other working capital accounts; (ii) a $9 million favorable change in accounts receivable, and; (iii) $8 million of other unfavorable working capital changes. The $26 million unfavorable change in other working capital accounts was due primarily to unfavorable timing of accrued compensation and accounts payable disbursements during the first quarter of 2000 as compared to the comparable prior year quarter.

During the first three months of 2000, the Company spent approximately $31 million to finance capital expenditures as compared to $13 million in the prior year's quarter. Included in the first quarter 2000 capital expenditures was approximately $14 million related to construction projects at three of the Company's acute care facilities and the purchase of land that was previously leased. In addition, the Company spent $12 million to acquire a minority ownership equity interest in Broadlane, an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services to the healthcare industry. Also during the first quarter of 2000, the Company received net proceeds of $3 million resulting from the divestiture of a 49% equity interest in a limited liability company that operated a specialized women's health center in Oklahoma and its ownership interest in two physician practices also located in Oklahoma.

During 1998 and 1999, the Company's Board of Directors approved stock repurchase programs authorizing the Company to purchase up to six million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company repurchased 580,500 shares at average repurchase price of $42.90 per share ($24.9 million in the aggregate) during 1998, 2,028,379 shares at an average repurchase price of $35.10 ($71.2 million in the aggregate) during 1999 and 170,000 shares at an average repurchase price of $39.36 per share ($6.7 million in the aggregate) during the first three months of 2000. Since inception of the repurchase program in 1998 through March 31, 2000, the Company repurchased a total of 2,778,879 shares at an average repurchase price of $37.00 per share ($102.8 million in the aggregate).

In conjunction with the Company's stock repurchase program, the Company sold European style put options which entitle the holder to sell shares of the Company's Class B Common Stock to the Company at a specified price. The Company also purchased European style call options which entitles the Company to purchase shares of the Company's Class B Common Stock at a specified price. As of March 31, 2000 put options totaling 1,458,500 shares, with an average strike price of $28.47, were outstanding with various expiration dates in the second and third quarters of 2000. As of March 31, 2000 call options totaling 1,034,000 shares, with an average strike price of $28.47 per share, were outstanding with various expiration dates in the second and third quarters of 2000.


                          Page Twelve of Fifteen Pages

As of March 31, 2000, the Company had $226 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment.

The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. As of March 31, 2000, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed on October 30th of each year. The Company's total debt as a percentage of total capitalization was 39% at March 31, 2000 and 40% at December 31, 1999.

Subsequent to March 31, 2000, the Company entered into a five year interest rate swap having a notional principal amount of $135 million whereby the Company pays a floating rate and the counter-party pays the Company a fixed rate of 8.75%. The counter-party has the right to cancel the swap at any time during the swap term with thirty days notice. Simultaneously, the Company entered into a fixed rate swap having a notional principal amount of $135 million whereby the Company pays a fixed rate of 6.76% and receives a floating rate from the counter-party. The Company also reduced the maturity date of interest rate swaps totaling $75 million notional principal from August, 2010 to August, 2005.

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

































                        Page Thirteen of Fifteen Pages

                          PART II. OTHER INFORMATION

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Excluding the interest rate swap transactions entered into subsequent to March 31, 2000 as disclosed in Liquidity and Capital Resources, there have been no material changes in the quantitative and qualitative disclosures in 2000. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1999.

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



                                       Universal Health Services, Inc.
                                           (Registrant)






Date:  May 11, 2000                    /s/ Kirk E. Gorman
                                       -----------------------------------------
                                       Kirk E. Gorman, Senior Vice President and
                                       Chief Financial Officer


                                       (Principal Financial Officer and
                                        Duly Authorized Officer).






























                           Page Fifteen of Fifteen Pages