Form 10-Q
period 2000-06-20
UNIVERSAL HEALTH SERVICES INC
filed 2000-08-11
CIK 352915

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

                  For the quarterly period ended June 30, 2000

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ............to..........
                         Commission file number 1-10765

                         UNIVERSAL HEALTH SERVICES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             23-2077891
-------------------------------                              -------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2000:

                            Class A        2,023,566
                            Class B       27,620,311
                            Class C          204,593
                            Class D           23,434

                           Page One of Nineteen Pages

================================================================================

                         UNIVERSAL HEALTH SERVICES, INC.
                         -------------------------------

                                    I N D E X
                                    ---------


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
Item 1.  Financial Statements

   Condensed Consolidated Statements of Income -
      Three and Six Months Ended June 30, 2000 and 1999............... .Three

   Condensed Consolidated Balance Sheets - June 30, 2000
      and December 31, 1999............................................. Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2000 and 1999........................... Five

   Notes to Condensed Consolidated Financial Statements........... Six, Seven,
                                                                Eight &  Nine

 Item 2.  Management's Discussion and Analysis of Operations
            and Financial Condition.............................. Ten, Eleven,
                                                             Twelve, Thirteen,
                                                            Fourteen & Fifteen

PART II.  OTHER INFORMATION................................ Sixteen, Seventeen
                                                                    & Eighteen

 SIGNATURE........................................................... Nineteen

                          Page Two of Nineteen Pages

                          PART I. FINANCIAL INFORMATION
                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (000s omitted except per share amounts)
                                   (unaudited)



                                                                             Three Months                  Six Months
                                                                            Ended June 30,                Ended June 30,
                                                                   -----------------------------   ----------------------------
                                                                       2000            1999            2000           1999
                                                                   -----------------------------   ----------------------------
Net revenues                                                       $    524,828    $    513,067    $  1,065,832   $  1,033,162

Operating charges:
     Salaries, wages and benefits                                       202,668         199,579         413,531        395,249
     Other operating expenses                                           120,609         115,336         237,546        231,242
     Supplies expense                                                    72,603          72,335         146,515        142,500
     Provision for doubtful accounts                                     41,883          40,145          86,863         81,071
     Depreciation and amortization                                       28,159          27,197          55,803         54,175
     Lease and rental expense                                            11,920          12,273          23,869         24,552
     Interest expense, net                                                7,192           6,566          14,520         13,048
                                                                   -------------   -------------   -------------  -------------
                                                                        485,034         473,431         978,647        941,837
                                                                   -------------   -------------   -------------  -------------

Income before minority interests and income taxes                        39,794          39,636          87,185         91,325
Minority interests in earnings of consolidated entities                   3,371           2,757           6,514          6,751
                                                                   -------------   -------------   -------------  -------------

Income before income taxes                                               36,423          36,879          80,671         84,574
Provision for income taxes                                               13,114          13,849          28,733         31,522
                                                                   -------------   -------------   -------------  -------------

Net income                                                         $     23,309    $     23,030    $     51,938   $     53,052
                                                                   =============   =============   =============  =============

Earnings per common share - basic                                         $0.77           $0.73           $1.71          $1.67
                                                                   =============   =============   =============  =============

Earnings per common share - diluted                                       $0.76           $0.71           $1.68          $1.63
                                                                   =============   =============   =============  =============

Weighted average number of common shares - basic                         30,119          31,659          30,355         31,833
Weighted average number of common share equivalents                       1,020             703             742            692
                                                                   -------------   -------------   -------------  -------------
Weighted average number of common shares and equivalents - diluted       31,139          32,362          31,097         32,525
                                                                   =============   =============   =============  =============



 See accompanying notes to these condensed consolidated financial statements.

                         Page Three of Nineteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000s omitted, unaudited)

                                                                         June 30,          December 31,
                                                                           2000                1999
                                                                       ------------        ------------
                      Assets
Current assets:
    Cash and cash equivalents                                          $      5,552        $      6,181
    Accounts receivable, net                                                313,566             307,294
    Supplies                                                                 40,166              41,173
    Deferred income taxes                                                    27,352              26,768
    Other current assets                                                     22,289              21,833
                                                                      --------------      --------------
          Total current assets                                              408,925             403,249
                                                                      --------------      --------------

Property and equipment                                                    1,213,953           1,173,427
Less: accumulated depreciation                                             (474,806)           (437,837)
                                                                      --------------      --------------
                                                                            739,147             735,590
Funds restricted for construction                                            41,202              41,463
                                                                      --------------      --------------
                                                                            780,349             777,053
                                                                      --------------      --------------

Other assets:
    Excess of cost over fair value of net
      assets acquired                                                       269,382             276,031
    Deferred charges                                                         16,605              10,870
    Other                                                                    49,830              30,770
                                                                      --------------      --------------
                                                                            335,817             317,671
                                                                      --------------      --------------
                                                                       $  1,525,091        $  1,497,973
                                                                      ==============      ==============
    Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                               $      1,309        $      3,506
    Accounts payable and accrued liabilities                                207,698             213,694
    Federal and state taxes                                                     593               -----
                                                                      --------------      --------------
          Total current liabilities                                         209,600             217,200
                                                                      --------------      --------------
Other noncurrent liabilities                                                 75,521              73,705
                                                                      --------------      --------------
Minority interest                                                           120,197             115,635
                                                                      --------------      --------------
Long-term debt, net of current maturities                                   404,203             419,203
                                                                      --------------      --------------
Deferred income taxes                                                        35,617              30,619
                                                                      --------------      --------------

Common stockholders' equity:
    Class A Common Stock, 2,023,566 shares
      outstanding in 2000, 2,030,566 in 1999                                    20                  20
    Class B Common Stock, 27,865,334 shares
      outstanding in 2000, 28,392,100 in 1999                                  279                 284
    Class C Common Stock, 204,593 shares
      outstanding in 2000, 204,593 in 1999                                       2                   2
    Class D Common Stock, 23,609 shares
      outstanding in 2000, 24,857 in 1999                                    -----               -----
    Capital in excess of par, net of deferred
      compensation of $711 in 2000
      and $116 in 1999                                                     144,754             158,345
    Retained earnings                                                      534,898             482,960
                                                                      -------------      --------------
                                                                           679,953             641,611
                                                                      -------------      --------------
                                                                       $ 1,525,091        $  1,497,973
                                                                      =============      ==============

 See accompanying notes to these condensed consolidated financial statements.

                          Page Four of Nineteen Pages

                 UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (000s omitted - unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                 2000            1999
                                                                                            ------------   ------------
Cash Flows from Operating Activities:
  Net income                                                                                    $51,938        $53,052
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                                                   55,803         54,175
   Minority interests in earnings of consolidated entities                                        6,514          6,751
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                                           (7,758)       (30,077)
   Accrued interest                                                                              (1,722)           (74)
   Accrued and deferred income taxes                                                              7,627         (1,990)
   Other working capital accounts                                                                (1,868)        17,840
   Other assets and deferred charges                                                             (8,996)        (3,062)
   Other                                                                                         (2,980)         2,081
   Accrued insurance expense, net of commercial premiums paid                                     4,103          4,711
   Payments made in settlement of self-insurance claims                                          (5,477)        (5,719)
                                                                                            ------------   ------------
  Net cash provided by operating activities                                                      97,184         97,688
                                                                                            ------------   ------------

Cash Flows from Investing Activities:
   Property and equipment additions, net                                                        (46,191)       (30,296)
   Investment in business and costs related to pending acquisitions                             (15,123)          ----
   Proceeds received from divestitures, net                                                       5,753         15,080
   Acquisition of businesses                                                                       ----        (31,588)
                                                                                            ------------   ------------
  Net cash used in investing activities                                                         (55,561)       (46,804)
                                                                                            ------------   ------------

Cash Flows from Financing Activities:
   Additional borrowings, net of financing costs                                                243,126           ----
   Reduction of long-term debt                                                                 (268,036)       (12,787)
   Distributions to minority partners                                                              (665)        (5,015)
   Issuance of common stock                                                                       2,665          1,500
   Repurchase of common shares                                                                  (19,342)       (27,687)
                                                                                            ------------   ------------
  Net cash used in financing activities                                                         (42,252)       (43,989)
                                                                                            ------------   ------------
(Decrease) Increase in cash and cash equivalents                                                   (629)         6,895
Cash and cash equivalents, Beginning of Period                                                    6,181          1,260
                                                                                            ------------   ------------
Cash and cash equivalents, End of Period                                                         $5,552         $8,155
                                                                                            ============   ============

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                 $15,897        $13,121
                                                                                            ============   ============
  Income taxes paid, net of refunds                                                             $21,133        $33,603
                                                                                            ============   ============

 See accompanying notes to these condensed consolidated financial statements.

                          Page Five of Nineteen Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

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

(3)  Commitments and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $56 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.

During the fourth quarter of 1999, the Company made a decision to close/sell one of its specialized women's centers and in January of 2000, a temporary injunction was issued preventing closure until a trial on the merits which is scheduled for October, 2000. The Company is involved in litigation with respect to this facility in which the plaintiffs are seeking monetary damages as well as specific performance of a lease agreement. During the fourth quarter of 1999, the Company recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal, and may incur additional charges in the event it is unable to close or sell the facility for a significant period of time or suffers an unfavorable outcome from this litigation.

(4)  Acquisitions

During the second quarter of 2000, the U.S. Bankruptcy Court for the District of Delaware approved the Company's agreement to purchase 11 behavioral health facilities with approximately 1,400 licensed beds from Charter Behavioral Health Systems, LLC. The Company has also reached an agreement in principle with Crescent Real Estate Funding VII LP to acquire the real estate assets associated with these businesses plus one additional behavioral health property. The Company expects these purchase transactions, which will have a combined approximate purchase price of $105 million including expected working capital contributions, to be completed during the third quarter of 2000.

                          Page Six of Nineteen Pages

During the second quarter of 2000, Meridell Achievement Center, Inc., a subsidiary of the Company, exercised its option pursuant to its lease with Universal Health Realty Income Trust, to purchase the leased property upon the December 31, 2000 expiration of the initial lease term. The purchase price, which is based on the fair market value of the property as defined in the lease, will be $5,450,000.

Subsequent to the end of the second quarter of 2000, the Company acquired the assets and operations of a 277-bed acute care facility located in Enid, Oklahoma for a total cost of acquisition, including expected working capital, of $43 million. Also subsequent to the end of the second quarter of 2000, the Company executed a definitive agreement to purchase a 77-bed acute care facility located in Eagle Pass, Texas. Subject to the terms of the agreement, the Company expects to build a replacement hospital within five years. The Company expects the purchase transaction to be completed during the third quarter of 2000.

(5) New Accounting Pronouncement

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133", which deferred the effective date of SFAS No. 133 for one year.

The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of the transactions that receive hedge accounting.

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

                         Page Seven of Nineteen Pages

                                                                   Three Months Ended June 30, 2000
                                                -----------------------------------------------------------------------
                                                                    Behavioral
                                                  Acute Care          Health                               Total
                                                   Services          Services           Other          Consolidated
                                                ---------------- ----------------- ----------------- ------------------
                                                                    (Dollar amounts in thousands)
Gross inpatient revenues                               $734,532          $121,442            $4,812           $860,786
Gross outpatient revenues                              $270,591           $18,897           $29,131           $318,619
Total net revenues                                     $430,775           $75,386           $18,667           $524,828
EBITDAR (A)                                             $79,903           $15,386          ($8,224)            $87,065
Total assets as of 6/30/00                           $1,226,382          $146,444          $152,265         $1,525,091
Licensed beds                                             4,843             2,044          --------              6,887
Available beds                                            4,150             2,029          --------              6,179
Patient days                                            241,221           122,878          --------            364,099
Admissions                                               51,564            10,133          --------             61,697
Average length of stay                                      4.7              12.1          --------                5.9


                                                                  Three Months Ended June 30, 1999
                                                ----------------------------------------------------------------------
                                                                    Behavioral
                                                  Acute Care          Health                              Total
                                                   Services          Services           Other         Consolidated
                                                ---------------- ----------------- ---------------- ------------------
                                                                    (Dollar amounts in thousands)
Gross inpatient revenues                               $668,809          $107,676           $6,428           $782,913
Gross outpatient revenues                              $235,755           $26,970          $26,554           $289,279
Total net revenues                                     $422,303           $70,899          $19,865           $513,067
EBITDAR (A)                                             $79,787           $14,166         ($8,281)            $85,672
Total assets as of 6/30/99                           $1,221,940          $161,029         $116,713         $1,499,682
Licensed beds                                             4,814             1,976         --------              6,790
Available beds                                            4,104             1,961         --------              6,065
Patient days                                            233,550           116,251         --------            349,801
Admissions                                               48,979             9,885         --------             58,864
Average length of stay                                      4.8              11.8         --------                5.9

                                                                   Six Months Ended June 30, 2000
                                                ----------------------------------------------------------------------
                                                                    Behavioral
                                                  Acute Care          Health                              Total
                                                   Services          Services           Other          Consolidated
                                                ---------------- ----------------- ----------------- -----------------
                                                                    (Dollar amounts in thousands)
Gross inpatient revenues                             $1,532,775          $237,632           $11,345        $1,781,752
Gross outpatient revenues                              $530,993           $44,265           $59,279          $634,537
Total net revenues                                     $880,735          $149,051           $36,046        $1,065,832
EBITDAR (A)                                            $169,211           $28,868         ($16,702)          $181,377
Total assets as of 6/30/00                           $1,226,382          $146,444          $152,265        $1,525,091
Licensed beds                                             4,832             2,051          --------             6,883
Available beds                                            4,130             2,036          --------             6,166
Patient days                                            508,566           243,755          --------           752,321
Admissions                                              106,967            20,736          --------           127,703
Average length of stay                                      4.8              11.8          --------               5.9

                         Page Eight of Nineteen Pages

                                                                   Six Months Ended June 30, 1999
                                                ----------------------------------------------------------------------
                                                                    Behavioral
                                                  Acute Care          Health                              Total
                                                   Services          Services           Other         Consolidated
                                                ---------------- ----------------- ---------------- ------------------
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

(7)  Earnings Per Share Data ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                       Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                     ---------------------------------------------------------
                                                     2000              1999             2000              1999
                                                     ----              ----             ----              ----
                                                                In thousands, except per share data
Basic:
Net income                                         $23,309            $23,030         $51,938          $53,052
Average shares outstanding                          30,119             31,659          30,355           31,833
                                                   -------            -------         -------          -------
Basic EPS                                           $ 0.77             $ 0.73          $ 1.71           $ 1.67
                                                   =======             ======          ======           ======

Diluted:
Net income                                         $23,309            $23,030         $51,938          $53,052
Add discounted convertible debenture
    interest, net of income tax effect                 238            -------             238          -------
                                                   -------            -------         -------          -------
Totals                                             $23,547            $23,030         $52,176          $53,052
                                                   =======            =======         =======          =======

Average shares outstanding                          30,119             31,659          30,355           31,833
Net effect of dilutive stock
   options and grants based on the
   treasury stock method                               622                703             543              692
Assumed conversion of discounted convertible
  debentures                                           398            -------             199          -------
                                                   -------            -------         -------          -------
Totals                                              31,139             32,362          31,097           32,525
                                                   -------            -------         -------          -------
Diluted EPS                                        $  0.76            $  0.71          $ 1.68          $  1.63
                                                   ========           =======          ======          =======

                          Page Nine of Nineteen Pages

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

Results of Operations
---------------------

Net revenues increased 2% to $525 million for the three months ended June 30, 2000 as compared to $513 million in the same prior year period and increased 3% to $1.066 billion for the six months ended June 30, 2000 as compared to $1.033 billion during the comparable 1999 six month period. Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased 2% to $87 million for the three month period ended June 30, 2000 from $86 million in the comparable prior year quarter and decreased 1% to $181 million during the six month period ended June 30, 2000 as compared to $183 million during the comparable 1999 six month period. Overall operating margins were 16.6% in the 2000 second quarter as compared to 16.7% in the 1999 second quarter and were 17.0% for the six month period ended June 30, 2000 as compared to 17.7% during the six month period ended June 30, 1999.

Acute Care Services
-------------------

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 85% of consolidated net revenues for each of the quarters ended June 30, 2000 and 1999 and 86% and 87% for the six month periods ended June 30, 2000 and 1999, respectively. Net revenues at the Company's acute care facilities owned in both quarters ended June 30, 2000 and 1999 increased 2% in the 2000 second quarter as compared to the comparable 1999 period. Admissions to the Company's acute care facilities owned in both quarters increased 4% during the quarter ended June 30, 2000 over the comparable 1999 quarter and patient days at these facilities increased 3% for the three months ended June 30, 2000 as compared to the comparable prior year quarter. The average length of stay at the acute care facilities owned during both periods decreased 2% to 4.7 days for the three month period ended June 30, 2000 as compared to 4.8 days in the comparable prior year quarter.

                          Page Ten of Nineteen Pages

Net revenues at the Company's acute care facilities owned in both six month periods ended June 30, 2000 and 1999 increased 2% in the 2000 six month period as compared to the comparable 1999 period. Admissions to the Company's acute care facilities owned in both six month periods increased 4% during the six month period ended June 30, 2000 over the comparable 1999 period and patient days at these facilities increased 3% for the six month ended June 30, 2000 as compared to the comparable prior year period. The average length of stay at the acute care facilities owned during both six month periods remained unchanged at
4.8 days.

The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the three month periods ending June 30, 2000 and 1999 increased 14% in the second quarter of 2000 as compared to the comparable 1999 quarter and comprised 27% of the Company's acute care gross patient revenue in the second quarter of 2000 as compared to 26% during the 1999 comparable quarter. Gross outpatient revenues at these facilities increased 11% during the six month period ended June 30, 2000 as compared to the comparable prior year period and comprised 26% of the Company's acute care gross patient revenue during the six months ended June 30, 2000 as compared to 25% during the comparable prior year period. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

The increase in net revenue as discussed above includes the effect of lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and increased discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company's acute care facilities, operating expenses, (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 81.5% and 81.1% for the three months ended June 30, 2000 and 1999, respectively, and 80.8% and 79.5% for the six months ended June 30, 2000 and 1999, respectively. Operating margins (EBITDAR) at these facilities were 18.5% and 18.9% during the quarters ended June 30, 2000 and 1999, respectively, and 19.2% and 20.5% during the six month periods ended June 30, 2000 and 1999, respectively. Included in the operating margins for the three and six months ended June 30, 1999 was a $3.1 million favorable Medicare adjustment resulting from an adjustment to contractual allowances recorded in 1998. As a result of reductions stemming from BBA-97 and Medicaid program redesigns by Texas and South Carolina, the Company's Medicaid disproportionate share reimbursements have been reduced by approximately $11 million annually, on a prospective basis, beginning in the third quarter of 1999. Also contributing to the decline in the Company's acute care operating margins for the three and six month periods ended June 30, 2000, as compared to the comparable prior year periods, was a decline in the operating margins at an acute care facility located in Amarillo, Texas caused by reduced levels of business in a few high margin services and higher than anticipated indigent care costs as well as weakened operating performance at an acute care facility located in Las Vegas, Nevada. Additionally, the Company's acute care division continues to experience earnings pressure due to government reimbursement reductions and continued increases in the provision for doubtful accounts. Pressure on operating margins may continue due to, among other things, the changes in the Medicare payments mandated by BBA-97 which became effective on October 1, 1997, reductions in Medicaid disproportionate share reimbursements and the industry-wide trend towards managed care which limits the Company's ability to increase its prices.

                         Page Eleven of Nineteen Pages

Behavioral Health Services
--------------------------

Net revenues from the Company's behavioral health services facilities accounted for 14% of consolidated net revenues for each of the three month periods ended June 30, 2000 and 1999 and 14% for the six month period ended June 30, 2000 as compared to 13% for the comparable prior year six month period. Net revenues at the Company's behavioral health services facilities owned in both periods increased 4% during the three month period ended June 30, 2000 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 1% and 3%, respectively, during the three month period ended June 30, 2000 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods increased 3% to 12.0 days during the 2000 second quarter as compared to 11.7 days in the comparable prior year period.

Net revenues at the Company's behavioral health services facilities owned in both six month periods increased 5% during the six month period ended June 30, 2000 as compared to the comparable prior year period. Admissions and patient days at these facilities increased 4% and 4%, respectively, during the six month period ended June 30, 2000 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods increased 1% to 11.5 days during the 2000 six month period as compared to 11.4 days in the comparable prior year period.

At the Company's behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 79.6% and 80.0% for the three month periods ended June 30, 2000 and 1999, respectively, and 80.6% and 81.1% for the six month periods ended June 30, 2000 and 1999, respectively. Operating margins (EBITDAR) at these facilities were 20.4% and 20.0% during the three months periods ended June 30, 2000 and 1999, respectively, and 19.4% and 18.9% during the six month periods ended June 30, 2000 and 1999, respectively

Other Operating Results
-----------------------

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $3.4 million and $2.8 million for the three months ended June 30, 2000 and 1999, respectively, and $6.5 million and $6.8 million for the six month periods ended June 30, 2000 and 1999, respectively. The minority interest expense recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, D.C.

Interest expense increased 10% or $626,000 for the three months ended June 30, 2000 and 11% or $1.5 million for the six months ended June 30, 2000, over the comparable prior year periods, due primarily to an increase in the net average cost of borrowings on the Company's floating rate debt and increased borrowings used to finance the various repurchases of the Company's common stock during 1999 and the six months of 2000. The effective tax rate was 36% and 38% for the three months ended June 30, 2000 and 1999, respectively, and 36% and 37% for the six month periods ended June 30, 2000 and 1999, respectively. The decrease in the effective tax rate during the 2000 three and six month periods as compared to the comparable prior year periods was due to a reduction in the effective state income tax rate and a reduction in non-deductible amortization expense.

General Trends
--------------

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 44% and 46% of the Company's net patient revenues during the three month periods ended June 30, 2000 and 1999, respectively, and 44% and 45% of the Company's net patient revenues during the six month periods ended June 30, 2000 and 1999, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant

                         Page Twelve of Nineteen Pages
to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expenses and capital costs as well as other items have been reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and is expected to be more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS, which was implemented on August 1, 2000. The Company does not expect the implementation of outpatient PPS, which can not be completely estimated at this time, to have a material effect on its future results of operations.

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

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions and serving a disproportionately high share of Texas' and South Carolina's low income patients, four of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from BBA-97 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements have been reduced by approximately $11 million annually, on a prospective basis. Included in the Company's financial results was an aggregate of $7.7 million and $10.4 million for the three month periods ended June 30, 2000 and 1999, respectively, and $15.4 million and $20.5 million for the six month periods ended June 30, 2000 and 1999, respectively, recorded in conection with these programs. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2000, or further reduction in reimbursements, could have a material adverse effect on the Company's future results of operations.

In addition to the Medicare and Medicaid programs, other payors, including managed care companies, continue to actively negotiate the amounts they will pay for services performed. Approximately 34% and 30% of the Company's net patient revenues for the three month periods ended June 30, 2000 and 1999, respectively, and 33% and 29% of the Company's net patient revenues for the six month periods ended June 30, 2000 and 1999, respectively, were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

                        Page Thirteen of Nineteen Pages

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996
-----------------------------------------------------------

Regulations related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are expected to impact the Company and others in the healthcare industry by:

     . Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers.

     . Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's personal health record. The Department of Health and Human Services, with assistance from standard development organizations and business interests, is currently developing the standard.

     . Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers. HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

The Secretary of the Department of Health and Human Services is expected to issue new HIPAA regulations (expected to be released in the third quarter of 2000) related to administrative simplification with the requirement that these guidelines be implemented within two years of their release. Non-compliance may result in fines, loss of accreditation and/or threat of civil litigation. This HIPAA assessment is based on information currently available to the Company and the Company has begun preliminary planning for implementation of the necessary changes required pursuant to the terms of HIPAA. However, the Company can not currently estimate the implementation cost of the HIPAA related modifications and consequently can give no assurance that issues related to HIPAA will not have a material adverse effect on the Company's financial condition or results of operations.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $97 million during the six months ended June 30, 2000 and $98 million during the comparable prior year period. Included in the net $1 million decrease during the 2000 six month period as compared to the 1999 comparable period was a $22 million favorable change in accounts receivable, offset by $23 million of unfavorable changes in other working capital accounts. The unfavorable change in other working capital accounts was due primarily to unfavorable timing of accrued compensation and accounts payable disbursements during the first six months of 2000 as compared to the comparable prior year period.

During the first six months of 2000, the Company spent approximately $46 million to finance capital expenditures as compared to $30 million in the prior year's comparable period. In addition, the Company spent $12 million to acquire a minority ownership equity interest in Broadlane, an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services to the healthcare industry. Also during the first six months of 2000, the Company received net proceeds of $6 million resulting from: (i) the divestiture of a 49% equity interest in a limited liability company that operated a specialized women's health center in Oklahoma, (ii) its ownership interest in two physician practices located in Oklahoma, and; (iii) the divestiture of the real estate assets of a behavioral health facility located in Florida.

                        Page Fourteen of Nineteen Pages

During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to six million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 580,500 shares at an average purchase price of $42.90 per share ($24.9 million in the aggregate) during 1998, 2,028,379 shares at an average purchase price of $35.10 per share ($71.2 million in the aggregate) during 1999 and 670,000 shares at an average purchase price of $28.87 per share ($19.3 million in the aggregate) during the first six months of 2000. Since inception of the stock purchase program in 1998 through June 30, 2000, the Company purchased a total of 3,278,879 shares at an average purchase price of $35.21 per share ($115.4 million in the aggregate).

In conjunction with the Company's stock repurchase program, the Company sold European style put options which entitle the holder to sell shares of the Company's Class B Common Stock to the Company at a specified price. The Company also purchased European style call options which entitles the Company to purchase shares of the Company's Class B Common Stock at a specified price. As of June 30, 2000 put options totaling 778,500 shares, with an average strike price of $31.44 per share, were outstanding with various expiration dates in the third quarter of 2000. As of June 30, 2000 call options totaling 534,000 shares, with an average strike price of $31.44 per share were outstanding with various expiration dates in the third quarter of 2000.

During the second quarter of 2000, the Company issued discounted convertible debentures that are due in 2020 ("Debentures"). The Debentures, which had an aggregate issue price of $250 million or $587 million aggregate principal amount at maturity, were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures will pay cash interest on the principal amount at the rate of 0.426% per annum, resulting in a yield to maturity of 5.0%. The Debentures will be convertible at the option of the holders thereof into 5.6024 shares of the Company's Common Stock per $1,000 face amount of Debenture (equivalent at issuance to $76.02 per share of common stock). The securities were not registered or required to be registered under the Securities Act of 1933 (the "Securities Act") and were sold in the United States in a private placement under Rule 144A under the Securities Act, and were not offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company used the net proceeds generated from the Debenture issuance to repay debt which will then be reborrowed to finance previously disclosed acquisitions, (see Note 4 to the Condensed Consolidated Financial Statements) and for other general corporate purposes.

As of June 30, 2000, the Company had $393 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. As of June 30, 2000, the Company had $100 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed on October 30th of each year. The Company's total debt as a percentage of total capitalization was 37% at June 30, 2000 and 40% at December 31, 1999.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds, borrowed funds and issuance of securities. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities.

                        Page Fifteen of Nineteen Pages

                           PART II. OTHER INFORMATION
                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

(a)  Not applicable.

(b)  Not applicable

(c) On June 23, 2000, the Company raised approximately $243.1 million in cash from the sale of $586,992,000 aggregate principal amount at maturity of the Company's convertible debentures due 2020 (the "Debentures"). The Debentures were issued through a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 144A thereto, to the initial purchasers, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., UBS Warburg LLC and Banc of America Securities LLC, at a discount of $11.71 per $1,000 principal amount at maturity of the Debentures and an aggregate discount of approximately $6,873,676, for resale to certain qualified institutional buyers (as defined in Rule 144A) and institutional "accredited investors" (as defined in Rule 501(a) (1), (2), (3) and (7) under the Securities Act). The Company will pay interest on the Debentures semiannually in arrears on June 23 and December 23 of each year, beginning December 23, 2000, at the rate of .426% per year on the principal amount at maturity. The rate of cash interest and accrual of original issue discount represent a yield to maturity of 5% per year. Each $1,000 Debenture may be converted at any time on or before the maturity date into 5.6024 shares of the Company's class B common stock. The conversion rate is subject to adjustment, but may not be adjusted for accrued original issue discount or accrued cash interest. The holders of the Debentures may require the Company to purchase all or a portion of their Debentures at a price of $543.41 on June 23, 2006, $643.48 on June 23, 2010 and $799.84 on June 23, 2015, plus accrued and unpaid cash interest to each purchase date. The Company may choose to pay the purchase price in cash or class B common stock or a combination of cash and class B common stock. In addition, each holder may require the Company to repurchase all or a portion of such holder's Debentures upon a change in control occurring on or before June 23, 2006. The Company may redeem all or a portion of the debentures at any time on or after June 23, 2006.

The proceeds from the sale of the Debentures were used to pay down borrowings under the Company's revolving credit facility and commercial paper credit facility which will then be reborrowed to finance previously disclosed acquisitions, (see Note 4 to the Condensed Consolidated Financial Statements) and for other general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

There are no material changes in quantitative and qualitative disclosures in 2000 other than the changes as described below. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 1999.

During the second quarter of 2000, the Company entered into a five year interest rate swap having a notional principal amount of $135 million whereby the Company pays a floating rate and the counter-party pays the Company a fixed rate of 8.75%. The counter-party has the right to cancel the swap at any time during the swap term with thirty days notice. Simultaneously, the Company entered into a fixed rate swap having a notional principal amount of $135 million whereby the Company pays a fixed rate of 6.76% and receives a floating rate from the counter-party. The Company also reduced the maturity date of interest rate swaps totaling $75 million notional principal from August, 2010 to August, 2005.

The table box below presents updated information about the Trust's interest rate swap agreements as of June 30, 2000, including the swap agreements with a notional principal amount of $75 million, which became effective subsequent to the end of the second quarter of 2000.

                        Page Sixteen of Nineteen Pages

                  Maturity Date, Fiscal Year Ending December 31
                  ---------------------------------------------

(Dollars in thousands)                2001            2002           2003         2004      2005       Total
                                      ----            ----           ----         ----      ----       -----
Interest rate swaps:
Pay fixed/receive variable
   notional amount                                                                     $135,000     $135,000
Average pay rate                                                                          6.761%
Average receive rate                                                              3 Month LIBOR

Pay variable/receive fixed
   notional amounts                                                                   $135,000(a)   $135,000
Average pay rate                                                         3 Month LIBOR & spread
Average receive rate                                                                       8.75%

Pay fixed/receive variable
   notional amounts                                                                     $75,000      $75,000
Average pay rate                                                                           6.70%
Average receive rate                                                              3 Month LIBOR


(a)  Counter party has the right to cancel at any time within 30 days notice.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

(a) The following information relates to matters submitted to the election of the stockholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 17, 2000.

(b)  Not applicable.

(c) At the meeting the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

     Election by Class A and Class C stockholders of two Class I Directors

                                           John H. Herrell      Leatrice Ducat
                                           ---------------      --------------
     Votes cast in favor                      22,373,066           22,373,066
     Votes withheld                                0                    0

     Adoption of the Amendment to the 1992 Stock Option Plan

     Votes cast in favor                                            24,601,864
     Votes cast against                                                417,934
     Votes abstained                                                     6,736
     Broker non-votes                                                       0

(d)  Not applicable


                       Page Seventeen of Nineteen Pages

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

     10.1 INDENTURE dated as of June 23, 2000 between UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation (the "Company"), and BANK ONE TRUST COMPANY, N.A., a national banking association (the "Trustee").

     27.  Financial Data Schedule

(b) Report on Form 8-K dated June 13, 2000 reporting under Item 5. Report on Form 8-K dated June 20, 2000 reporting under Item 5.




                All other items of this Report are inapplicable.


                        Page Eighteen of Nineteen Pages

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



                                      Universal Health Services, Inc.
                                              (Registrant)










Date:  August 11, 2000                /s/   Kirk E. Gorman
                                      ------------------------------------------

                                      Kirk E. Gorman, Senior Vice President and
                                      Chief Financial Officer

                                      (Principal Financial Officer and
                                       Duly Authorized Officer).

                        Page Nineteen of Nineteen Pages