Form 10-Q
period 2000-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2000-11-13
CIK 352915

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

          (MARK ONE)
            (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

            (_)   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ............to..........
               Commission file number 1-10765

                        UNIVERSAL HEALTH SERVICES, INC.
          -----------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2000:

                         Class A     1,978,312
                         Class B    27,655,865
                         Class C       204,028
                         Class D        22,841


                           Page One of Eighteen Pages

                        UNIVERSAL HEALTH SERVICES, INC.
                        -------------------------------

                                   I N D E X
                                   ---------

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements

 Condensed Consolidated Statements of Income -
   Three and Nine Months Ended September 30, 2000 and 1999..              Three

 Condensed Consolidated Balance Sheets - September 30, 2000
   and December 31, 1999....................................               Four

 Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 2000 and 1999............               Five

 Notes to Condensed Consolidated Financial Statements.......        Six, Seven,
                                                                   Eight & Nine

Item 2.  Management's Discussion and Analysis of Operations
         and Financial Condition...........................        Ten, Eleven,
                                                              Twelve, Thirteen,
                                                             Fourteen, Fifteen,
                                                                        Sixteen

PART II.  OTHER INFORMATION................................           Seventeen

SIGNATURE..................................................            Eighteen

                                 Page Two of Eighteen Pages

                        PART I.  FINANCIAL INFORMATION

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000s omitted except per share amounts)
                                  (unaudited)

                                                   Three Months                     Nine Months
                                                Ended September 30,              Ended September 30,
                                          ----------------------------      ------------------------------
                                               2000            1999            2000             1999
                                          --------------    -----------     -------------    -------------
Net revenues                               $    561,790    $   489,828     $   1,627,622    $   1,522,990

Operating charges:
     Salaries, wages and benefits               219,371        196,523           632,902          591,772
     Other operating expenses                   132,123        116,183           369,669          347,425
     Supplies expense                            74,780         70,677           221,295          213,177
     Provision for doubtful accounts             49,221         44,926           136,084          125,997
     Depreciation and amortization               28,475         26,695            84,278           80,870
     Lease and rental expense                    12,482         12,219            36,351           36,771
     Interest expense, net                        6,994          6,503            21,514           19,551
                                          --------------    -----------     -------------    -------------
                                                523,446        473,726         1,502,093        1,415,563
                                          --------------    -----------     -------------    -------------

Income before minority interests and
     income taxes                                38,344         16,102           125,529          107,427
Minority interests in earnings (losses)
     of consolidated entities                     3,172           (579)            9,686            6,172
                                          --------------    -----------     -------------    -------------
Income before income taxes                       35,172         16,681           115,843          101,255
Provision for income taxes                       12,837          5,887            41,570           37,409
                                          --------------    -----------     -------------    -------------

Net income                                      $22,335    $    10,794     $      74,273    $      63,846
                                          ==============    ===========     =============    =============

Earnings per common share - basic                 $0.75          $0.34             $2.46            $2.01
                                          ==============    ===========     =============    =============

Earnings per common share - diluted               $0.72          $0.34             $2.39            $1.97
                                          ==============    ===========     =============    =============

Weighted average number of common
     shares - basic                              29,893         31,425            30,201           31,697
Weighted average number of common
     share equivalents                            3,951            626             1,818              670
                                          --------------    -----------     -------------    -------------
Weighted average number of common
     shares and equivalents - diluted            33,844         32,051            32,019           32,367
                                          ==============    ===========     =============    =============


 See accompanying notes to these condensed consolidated financial statements.




                         Page Three of Eighteen Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (000s omitted, unaudited)


                                               September 30,      December 31,
                                                   2000               1999
                                             ----------------   ----------------
           Assets
           ------
Current assets:
    Cash and cash equivalents                   $      5,975       $      6,181
    Accounts receivable, net                         349,006            307,294
    Supplies                                          43,404             41,173
    Deferred income taxes                             26,924             26,768
    Other current assets                              26,948             21,833
                                             ----------------   ----------------
          Total current assets                       452,257            403,249
                                             ----------------   ----------------

Property and equipment                             1,316,325          1,173,427
Less: accumulated depreciation                      (495,147)          (437,837)
                                             ----------------   ----------------
                                                     821,178            735,590
Funds restricted for construction                     39,961             41,463
                                             ----------------   ----------------
                                                     861,139            777,053
                                             ----------------   ----------------

Other assets:
    Excess of cost over fair value of net
      assets acquired                                316,681            276,031
    Deferred charges                                  17,514             10,870
    Other                                             53,578             30,770
                                             ----------------   ----------------
                                                     387,773            317,671
                                             ----------------   ----------------
                                                $  1,701,169       $  1,497,973
                                             ================   ================

 Liabilities and Stockholders' Equity
 ------------------------------------
Current liabilities:
    Current maturities of long-term debt        $        559       $      3,506
    Accounts payable and accrued liabilities         235,534            213,694
    Federal and state taxes                            6,126              -----
                                             ----------------   ----------------
          Total current liabilities                  242,219            217,200
                                             ----------------   ----------------
Other noncurrent liabilities                          76,781             73,705
                                             ----------------   ----------------
Minority interest                                    119,979            115,635
                                             ----------------   ----------------
Long-term debt, net of current maturities            533,110            419,203
                                             ----------------   ----------------
Deferred income taxes                                 38,116             30,619
                                             ----------------   ----------------

Common stockholders' equity:
    Class A Common Stock, 2,023,566 shares
      outstanding in 2000, 2,030,566 in 1999              20                 20
    Class B Common Stock, 27,497,716 shares
      outstanding in 2000, 28,392,100 in 1999            275                284
    Class C Common Stock, 204,593 shares
      outstanding in 2000, 204,593 in 1999                 2                  2
    Class D Common Stock, 22,967 shares
      outstanding in 2000, 24,857 in 1999              -----              -----
    Capital in excess of par, net of deferred
      compensation of $587 in 2000
      and $116 in 1999                               133,434            158,345
    Retained earnings                                557,233            482,960
                                             ----------------   ----------------
                                                     690,964            641,611
                                             ----------------   ----------------
                                                $  1,701,169       $  1,497,973
                                             ================   ================

 See accompanying notes to these condensed consolidated financial statements.

                          Page Four of Eighteen Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (000s omitted - unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2000        1999
                                                               ----------- -----------
Cash Flows from Operating Activities:
  Net income                                                      $74,273     $63,846
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                     84,278      80,870
   Minority interests in earnings of consolidated entities          9,686       6,172
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                            (20,233)    (15,731)
   Accrued interest                                                (3,770)     (3,380)
   Accrued and deferred income taxes                               20,321      (5,969)
   Other working capital accounts                                  14,174      34,200
   Other assets and deferred charges                              (11,985)     (2,930)
   Increase in working capital accounts at purchased facilities   (12,279)       ----
   Other                                                              985       2,176
   Accrued insurance expense, net of commercial premiums paid       6,473       6,963
   Payments made in settlement of self-insurance claims            (8,005)     (9,314)
                                                               ----------- -----------
  Net cash provided by operating activities                       153,918     156,903
                                                               ----------- -----------

Cash Flows from Investing Activities:
   Property and equipment additions, net                          (71,583)    (48,546)
   Acquisition of businesses                                     (139,020)    (31,588)
   Investment in business                                         (12,277)       ----
   Proceeds received from divestitures, net                         5,753      15,431
                                                               ----------- -----------
  Net cash used in investing activities                          (217,127)    (64,703)
                                                               ----------- -----------

Cash Flows from Financing Activities:
   Additional borrowings, net of financing costs                  242,628        ----
   Reduction of long-term debt                                   (142,737)    (19,504)
   Distributions to minority partners                              (4,447)    (11,891)
   Issuance of common stock                                         3,544       1,490
   Repurchase of common shares                                    (35,985)    (56,467)
                                                               ----------- -----------
  Net cash provided by (used in) financing activities              63,003     (86,372)
                                                               ----------- -----------

(Decrease) Increase in cash and cash equivalents                     (206)      5,828
Cash and cash equivalents, Beginning of Period                      6,181       1,260
                                                               ----------- -----------
Cash and cash equivalents, End of Period                           $5,975      $7,088
                                                               =========== ===========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                   $22,081     $22,931
                                                               =========== ===========

  Income taxes paid, net of refunds                               $21,276     $43,469
                                                               =========== ===========

 See accompanying notes to these condensed consolidated financial statements.

                          Page Five of Eighteen Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             -----------------------------------------------------

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

(3)  Commitments and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $57 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.

During the fourth quarter of 1999, the Company made a decision to close/sell one of its specialized women's centers and in January of 2000, a temporary injunction was issued preventing closure until a trial on the merits which began on October 24, 2000. The Company is involved in litigation with respect to this facility in which the plaintiffs are seeking monetary damages as well as specific performance of a lease agreement. During the fourth quarter of 1999, the Company recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal, and may incur additional charges in the event it is unable to close or sell the facility for a significant period of time or suffers an unfavorable outcome from this litigation.

(4)  Acquisitions

During the third quarter of 2000, the Company paid a combined purchase price of $139 million to acquire the assets and operations of the following facilities (the purchase of the Charter Behavioral Health Systems facilities and the hospital in Enid, Oklahoma excluded working capital): (i) 12 behavioral health businesses and operating assets from Charter Behavioral Health Systems and Crescent Real Estate Funding VII LP consisting of 1,400 licensed beds; (ii) a 277-bed acute care facility located in Enid, Oklahoma, and; (iii) a 77-bed acute
care facility located in Eagle Pass, Texas.   Subject to the terms of the
purchase agreement of the facility located in Eagle Pass, Texas, the Company expects to build a replacement hospital within five years.

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

                           Page Six of Eighteen Pages

Subsequent to the end of the third quarter of 2000, the Company executed a purchase agreement to acquire the assets and operations of a 96-bed acute care facility located in Murrieta, California. The transaction, which is subject to normal regulatory approvals, is expected to be completed in December, 2000. Also subsequent to the third quarter of 2000, the Company executed a definitive purchase agreement to acquire the assets of two behavioral health care facilities located in Boston, Massachusetts for approximately $6 million. The Company expects these purchase transactions to be completed on or around December 31, 2000.

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

                         Page Seven of  Eighteen Pages

                                                         Three Months Ended September 30, 2000
                                       ------------------------------------------------------------------------
                                                            Behavioral
                                           Acute Care         Health                                Total
                                            Services         Services            Other           Consolidated
                                       ------------------------------------------------------------------------
                                                             (Dollar amounts in thousands)

Gross inpatient revenues                      $  776,568         $152,508          $   4,826         $  933,902
Gross outpatient revenues                     $  280,121         $ 27,673          $  27,392         $  335,186
Total net revenues                            $  453,817         $ 91,694          $  16,279         $  561,790
EBITDAR (A)                                   $   82,504         $ 16,534           ($12,743)        $   86,295
Total assets as of 9/30/00                    $1,294,626         $241,453          $ 165,090         $1,701,169
Licensed beds                                      5,053            2,944           --------              7,997
Available beds                                     4,264            2,856           --------              7,120
Patient days                                     246,407          162,422           --------            408,829
Admissions                                        52,184           13,456           --------             65,640
Average length of stay                               4.7             12.1           --------                6.2

                                                        Three Months Ended September 30, 1999
                                       ----------------------------------------------------------------------
                                                            Behavioral
                                           Acute Care         Health                              Total
                                            Services         Services           Other          Consolidated
                                       ----------------------------------------------------------------------
                                                         (Dollar amounts in thousands)

Gross inpatient revenues                      $  653,539         $107,534         $  7,644         $  768,717
Gross outpatient revenues                     $  237,090         $ 22,717         $ 27,430         $  287,237
Total net revenues                            $  400,630         $ 68,388         $ 20,810         $  489,828
EBITDAR (A)                                   $   59,658         $ 10,640          ($8,779)        $   61,519
Total assets as of 9/30/99                    $1,197,631         $156,121         $131,574         $1,485,326
Licensed beds                                      4,794            2,066         --------              6,860
Available beds                                     4,091            2,051         --------              6,142
Patient days                                     231,624          115,783         --------            347,407
Admissions                                        50,563            9,622         --------             60,185
Average length of stay                               4.6             12.0         --------                5.8

                                                         Nine Months Ended September 30, 2000
                                       -----------------------------------------------------------------------
                                                            Behavioral
                                           Acute Care         Health                                Total
                                            Services         Services            Other          Consolidated
                                       -----------------------------------------------------------------------
                                                             (Dollar amounts in thousands)

Gross inpatient revenues                      $2,309,343         $390,140          $  16,172        $2,715,655
Gross outpatient revenues                     $  811,114         $ 71,938          $  86,670        $  969,722
Total net revenues                            $1,334,552         $240,745          $  52,325        $1,627,622
EBITDAR (A)                                   $  251,715         $ 45,402           ($29,445)       $  267,672
Total assets as of 9/30/00                    $1,294,626         $241,453          $ 165,090        $1,701,169
Licensed beds                                      4,908            2,349           --------             7,257
Available beds                                     4,175            2,310           --------             6,485
Patient days                                     754,973          406,177           --------         1,161,150
Admissions                                       159,151           34,192           --------           193,343
Average length of stay                               4.7             11.9           --------               6.0

                         Page Eight of Eighteen  Pages

                                                         Nine Months Ended September 30, 1999
                                       -----------------------------------------------------------------------
                                                            Behavioral
                                           Acute Care         Health                               Total
                                            Services         Services            Other          Consolidated
                                       -----------------------------------------------------------------------
                                                             (Dollar amounts in thousands)

Gross inpatient revenues                      $2,042,486         $303,900         $  20,180         $2,366,566
Gross outpatient revenues                     $  710,450         $ 73,288         $  79,045         $  862,783
Total net revenues                            $1,264,206         $198,925         $  59,859         $1,522,990
EBITDAR (A)                                   $  236,595         $ 35,303          ($27,279)        $  244,619
Total assets as of 9/30/99                    $1,197,631         $156,121         $ 131,574         $1,485,326
Licensed beds                                      4,811            1,947          --------              6,758
Available beds                                     4,101            1,932          --------              6,033
Patient days                                     719,504          327,778          --------          1,047,282
Admissions                                       152,729           28,155          --------            180,884
Average length of stay                               4.7             11.6          --------                5.8

(A) EBITDAR - Earnings before interest, income taxes, depreciation, amortization, lease & rental and minority interest expense.

(7)    Earnings Per Share Data ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                Three Months Ended                Nine Months Ended
                                                  September 30,                     September 30,
                                         --------------------------------  --------------------------------
                                                     2000            1999             2000             1999
                                                  -------         -------          -------          -------
                                                        In thousands, except per share data

Basic:
Net income                                        $22,335         $10,794          $74,273          $63,846
Average shares outstanding                         29,893          31,425           30,201           31,697
                                                  -------         -------          -------          -------
Basic EPS                                         $  0.75         $  0.34          $  2.46          $  2.01
                                                  =======         =======          =======          =======

Diluted:
Net income                                        $22,335         $10,794          $74,273          $63,846
Add discounted convertible
debenture interest,
net of income tax effect                            1,970         -------            2,208          -------
                                                  -------         -------          -------          -------

Totals                                            $24,305         $10,794          $76,481          $63,846
                                                  =======         =======          =======          =======

Average shares outstanding                         29,893          31,425           30,201           31,697
Net effect of dilutive stock
   options and grants based on the
   treasury stock method                              662             626              582              670
Assumed conversion
   of discounted convertible
   debentures                                       3,289         -------            1,236          -------
                                                  -------         -------          -------          -------

Totals                                             33,844          32,051           32,019           32,367
                                                  -------         -------          -------          -------
Diluted EPS                                       $  0.72         $  0.34          $  2.39          $  1.97
                                                  =======         =======          =======          =======

                          Page Nine of Eighteen Pages

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
                            AND FINANCIAL CONDITION

Forward-Looking Statements
--------------------------

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms and, other factors referenced in
the Company's 1999 Form 10-K or herein.   Given these uncertainties, prospective
investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

Net revenues increased 15% to $562 million for the three months ended September 30, 2000 as compared to $490 million in the same prior year period and increased 7% to $1.628 billion for the nine months ended September 30, 2000 as compared to $1.523 billion during the comparable 1999 nine month period. The $72 million increase in net revenues during the three month period ended September 30, 2000 as compared to the comparable prior year period was due primarily to: (i) a $47 million or 10% increase in revenues generated at the Company's acute care and behavioral health care facilities owned in both periods, and; (ii) $27 million of revenues generated at two acute care and twelve behavioral health care
facilities acquired during the third quarter of 2000.   The $105 million
increase in net revenues during the nine month period ended September 30, 2000 as compared to the comparable prior year period was due primarily to: (i) a $66 million or 5% increase in revenues generated at the Company's acute care and behavioral health care facilities owned in both periods, and; (ii) $39 million of revenues generated at two acute care and twelve behavioral health care facilities acquired during the third quarter of 2000 and three behavioral health care facilities acquired during the second quarter of 1999.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased 40% to $86 million for the three month period ended September 30, 2000 from $62 million in the comparable prior year quarter and increased 9% to $268 million during the nine month period ended September 30, 2000 as compared to $245 million during the comparable 1999 nine month period. Overall operating margins were 15.4% in the 2000 third quarter as compared to 12.6% in the 1999 third quarter and were 16.4% for the nine month period ended September 30, 2000 as compared to 16.1% during the nine month period ended September 30, 1999.

Acute Care Services
-------------------

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized

                           Page Ten of Eighteen Pages
women's health centers accounted for 83% and 85% of consolidated net revenues for quarters ended September 30, 2000 and 1999, respectively, and 85% and 86% for the nine month periods ended September 30, 2000 and 1999, respectively. Net revenues at the Company's acute care facilities owned in both quarters ended September 30, 2000 and 1999 increased 10% in the 2000 third quarter as compared to the comparable 1999 quarter. Admissions to the Company's acute care facilities owned in both quarters increased 1% during the quarter ended September 30, 2000 over the comparable 1999 quarter and patient days at these facilities increased 4% for the three months ended September 30, 2000 as compared to the comparable prior year quarter. The average length of stay at the acute care facilities owned during both periods increased 3% to 4.7 days for the three month period ended September 30, 2000 as compared to 4.6 days in the comparable prior year quarter. The increase in the net revenues at facilities owned in both three month periods ended September 30, 2000 and 1999 was due primarily to an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations as well as an increase in net revenues at the Company's acute care facilities located in Las Vegas, Nevada and Amarillo, Texas.

Net revenues at the Company's acute care facilities owned in both nine month periods ended September 30, 2000 and 1999 increased 4% in the 2000 nine month period as compared to the comparable 1999 period. Admissions to the Company's acute care facilities owned in both nine month periods increased 3% during the nine month period ended September 30, 2000 over the comparable 1999 period and patient days at these facilities increased 4% for the nine month ended September 30, 2000 as compared to the comparable prior year period. The average length of stay at the acute care facilities owned during both nine month periods increased to 4.8 days in the 2000 period as compared to 4.7 days during the 1999 period.

The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the three month periods ending September 30, 2000 and 1999 increased 16% in the third quarter of 2000 as compared to the comparable 1999 quarter and comprised 27% of the Company's acute care gross patient revenue in the each of the quarters ended September 30, 2000 and 1999. Gross outpatient revenues at these facilities increased 13% during the nine month period ended September 30, 2000 as compared to the comparable prior year period and comprised 26% of the Company's acute care gross patient revenue in each of the nine month periods ended September 30,
2000 and 1999.   Despite the increase in patient volume at the Company's
facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue. The increase in net revenue as discussed above includes the effect of lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") (see General Trends for additional disclosure).

At the Company's acute care facilities, operating expenses, (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 81.8% and 85.1% for the three months ended September 30, 2000 and 1999, respectively, and 81.1% and 81.3% for the nine months ended September 30, 2000 and 1999, respectively. Operating margins (EBITDAR) at these facilities were 18.2% and 14.9% during the quarters ended September 30, 2000 and 1999, respectively, and 18.9% and 18.7% during the
nine month periods ended September 30, 2000 and 1999, respectively.   The
increase in operating margins during the three month period ended September 30, 2000 as compared to the comparable prior year period was due primarily to increased profitability at the Company's three acute care facilities located in Las Vegas, Nevada and increased prices charged to private payors including health maintenance organizations and preferred provider organizations. Partially offsetting the increased operating margins at the Company's acute care facilities were reductions to net

                         Page Eleven of Eighteen Pages
revenues stemming from BBA-97 and Medicaid program redesigns by Texas and South Carolina which reduced the Company's Medicaid disproportionate share reimbursements by approximately $11 million annually beginning in the third quarter of 1999 (see General Trends for additional disclosure). Despite the improvement in operating margins during the third quarter of 2000, as compared to the comparable prior year period, pressure on operating margins may continue due to, among other things, the changes in the Medicare payments mandated by BBA-97 which became effective on October 1, 1997, reductions in Medicaid disproportionate share reimbursements and the continuing industry-wide trend towards managed care which limits the Company's ability to increase its prices.

Behavioral Health Services
--------------------------

Net revenues from the Company's behavioral health services facilities accounted for 16% and 14% of consolidated net revenues for the three month periods ended September 30, 2000 and 1999, respectively, and 15% and 13% for the nine month
periods ended September 30, 2000 and 1999, respectively.   The increase during
the three and nine month periods as compared to the comparable prior year periods was due primarily to the purchase of twelve behavioral health facilities during the third quarter of 2000. Net revenues at the Company's behavioral health services facilities owned in both periods increased 6% during the three month period ended September 30, 2000 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 8% and 6%, respectively, during the three month period ended September 30, 2000 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods decreased 2% to 11.8 days during the 2000 third quarter as compared to 12.0 days in the comparable prior year period.

Net revenues at the Company's behavioral health services facilities owned in both nine month periods increased 6% during the nine month period ended September 30, 2000 as compared to the comparable prior year period. Admissions and patient days at these facilities increased 5% and 4%, respectively, during the nine month period ended September 30, 2000 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods remained unchanged at 11.6 days in each period.

At the Company's behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 82.0% and 84.4% for the three month periods ended September 30, 2000 and 1999, respectively, and 81.1% and 82.3% for the nine month periods ended September 30, 2000 and 1999, respectively. Operating margins (EBITDAR) at these facilities were 18.0% and 15.6% during the three months periods ended September 30, 2000 and 1999, respectively, and 18.9% and 17.7% during the nine month periods ended September 30, 2000 and 1999, respectively.

Other Operating Results
-----------------------

The Company recorded minority interest in the earnings (losses) of consolidated entities amounting to $3.2 million and ($600,000) for the three months ended September 30, 2000 and 1999, respectively, and $9.7 million and $6.2 million for the nine month periods ended September 30, 2000 and 1999, respectively. The minority interest recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, D.C. The change during the three and nine month periods ended September 30, 2000 as compared to the comparable prior year periods was due primarily to improvement in the unfavorable operating performance trends experienced during 1999 at the Company's acute care facilities located in Las Vegas, Nevada.

Interest expense increased 8% or $491,000 for the three months ended September 30, 2000 and 10% or $2.0 million for the nine months ended September 30, 2000, over the comparable prior year periods, due primarily to: (i) increased borrowings used to finance the acquisition of twelve behavioral health care facilities and two acute care facilities during the third quarter of 2000; (ii) increased borrowings used to finance various repurchases of the Company's common stock during 1999 and the nine months of 2000, and; (iii) an increase in the net average cost of borrowings on the Company's floating rate debt.

                         Page Twelve of Eighteen Pages

The effective tax rate was 36% and 35% for the three months ended September 30, 2000 and 1999, respectively, and 36% and 37% for the nine month periods ended September 30, 2000 and 1999, respectively.

General Trends
--------------

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 43% and 45% of the Company's net patient revenues during the three month periods ended September 30, 2000 and 1999, respectively, and 44% and 45% of the Company's net patient revenues during the nine month periods ended September 30, 2000 and 1999, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by a cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expenses and capital costs as well as other items have been reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and is expected to be more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Members Congress and the President are discussing the terms of a Balanced Budget Refinement Act which may provide for increases in Medicare reimbursements to health care providers, including hospitals. Since the terms of this package have not been finalized and approved, the Company can not estimate the impact of the Balanced Budget Refinement Act on its future results of operations. Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS, which was implemented on August 1, 2000. The implementation of outpatient PPS has not had a material impact on the Company's results of operations.

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

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas (including one purchased during the third quarter of 2000) and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from BBA-97 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements were been reduced by approximately $11 million annually (based on each state's fiscal years covering the period of July, 1999 through August, 2000). Included in the

                        Page Thirteen of Eighteen Pages

Company's financial results was an aggregate of $7.6 million and $8.9 million for the three month periods ended September 30, 2000 and 1999, respectively, and $22.9 million and $29.3 million for the nine month periods ended September 30, 2000 and 1999, respectively, recorded in conection with these programs. South Carolina's program has been renewed for the 2001 fiscal year and although the Company has received notification of renewal for the Texas Medicaid disproportionate share program, the Company has filed an appeal to have the level of reimbursement reviewed. Assuming a favorable ruling on its Texas appeal, the Company estimates that the combined Medicaid disproportionate share payments from South Carolina and Texas will be reduced by approximately $3 million to $4 million annually (based on each state's fiscal year covering the period of July, 2000 through August, 2001). If the Company is unsuccessful in its appeal, the reduction in the Texas Medicaid disproportionate share program (for the fiscal year of September, 2000 through August, 2001), could have a material adverse effect on the Company's future results of operations. Further reductions in reimbursements or failure to renew these programs, which are scheduled to terminate in the third quarter of 2001, could have a material adverse effect on the Company's future results of operations.

In addition to the Medicare and Medicaid programs, other payors, including managed care companies, continue to actively negotiate the amounts they will pay for services performed. Approximately 36% and 35% of the Company's net patient revenues for the three month periods ended September 30, 2000 and 1999, respectively, and 34% and 32% of the Company's net patient revenues for the nine month periods ended September 30, 2000 and 1999, respectively, were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates.

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

The Secretary of the Department of Health and Human Services issued some of the new HIPAA regulations in the third quarter of 2000 related to administrative simplification with the requirement that these guidelines be implemented within two years of their release. Non-compliance may result in fines, loss of accreditation and/or threat of civil litigation. This HIPAA assessment is based on information currently available to the Company and the Company has begun preliminary planning for implementation of the necessary changes required pursuant to the terms of HIPAA. However, the Company can not currently estimate the implementation cost of the

                        Page Fourteen of  Eighteen Pages

HIPAA related modifications and consequently can give no assurance that issues related to HIPAA will not have a material adverse effect on the Company's financial condition or results of operations.

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $154 million during the nine months ended September 30, 2000 and $157 million during the comparable prior year period. Included in the net $3 million decrease during the 2000 nine month period as compared to the 1999 comparable period was: (i) $30 million of unfavorable working capital changes; (ii) combined working capital balance as of September 30, 2000 of $12 million accumulated at twelve behavioral health care facilities and one acute care facility purchased during the third quarter of 2000 (working capital for these facilities was not included in the purchase transactions); (iii) a $22 million reduction in net income taxes paid, and; (iv) a $17 million increase in net income plus the addback of depreciation and amortization expense and minority interest in earnings of consolidated entities. The unfavorable change in other working capital accounts was due primarily to unfavorable timing of accrued compensation disbursements during the first nine months of 2000 as compared to the comparable prior year period. The $22 million reduction in net income taxes paid is due to anticipation of higher tax benefits from employee stock option exercises and the decrease in deferred taxes attributable to the prior year's overpayment.

During the first nine months of 2000, the Company spent approximately $72 million to finance capital expenditures as compared to $49 million in the prior year's comparable period. In addition, the Company spent $139 million to acquire the assets and operations of twelve behavioral health care facilities and two acute care hospitals and $12 million to acquire a minority ownership equity interest in Broadlane, an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services to the healthcare industry. Also during the first nine months of 2000, the Company received net proceeds of $6 million resulting from: (i) the divestiture of a 49% equity interest in a limited liability company that operated a specialized women's health center in Oklahoma, (ii) its ownership interest in two physician practices located in Oklahoma, and; (iii) the divestiture of the real estate assets of a behavioral health facility located in Florida.

During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to six million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 580,500 shares at an average purchase price of $42.90 per share ($24.9 million in the aggregate) during 1998, 2,028,379 shares at an average purchase price of $35.10 per share ($71.2 million in the aggregate) during 1999 and 1,204,000 shares at an average purchase price of $29.89 per share ($36.0 million in the aggregate) during the first nine months of 2000. Since inception of the stock purchase program in 1998 through September 30, 2000, the Company purchased a total of 3,812,879 shares at an average purchase price of $34.65 per share ($132.1 million in the aggregate).

During the second quarter of 2000, the Company issued discounted convertible debentures that are due in 2020 ("Debentures"). The Debentures, which had an aggregate issue price of $250 million or $587 million aggregate principal amount at maturity, were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures will pay cash interest on the principal amount at the rate of 0.426% per annum, resulting in a yield to maturity of 5.0%. The Debentures will be convertible at the option of the holders thereof into 5.6024 shares of the Company's Common Stock per $1,000 face amount of Debenture (equivalent at issuance to $76.02 per share of common stock). The securities were not registered or required to be registered under the Securities Act of 1933 (the "Securities Act") and were sold in the United States in a private placement under Rule 144A under the Securities Act, and were not offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to an agreement with the holders of the debentures, the debentures and the underlying Class B Common Stock were registered for resale under the securities act. The Company used the net proceeds generated from the Debenture issuance to repay debt which was reborrowed to finance the previously disclosed acquisitions, (see Note 4 to the Condensed Consolidated Financial Statements) and for other general corporate purposes.

                        Page Fifteen of Eighteen Pages

As of September 30, 2000, the Company had $357 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. As of September 30, 2000, the Company had $10 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed on October 30th of each year. The commercial paper program has been renewed for the period of October 31, 2000 through October 30, 2001. The Company's total debt as a percentage of total capitalization was 44% at September 30, 2000 and 40% at December 31, 1999.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds, borrowed funds and issuance of securities. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities.

                        Page Sixteen of Eighteen  Pages

                          PART II.  OTHER INFORMATION
                          ---------------------------
               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

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

                 Maturity Date, Fiscal Year Ending December 31
                 ---------------------------------------------

(Dollars in thousands)          2001      2002     2003     2004             2005                   Total
                              --------  -------  -------  -------   ----------------------         --------
Interest rate swaps:
Pay fixed/receive variable
   notional amount                                                                $135,000         $135,000
Average pay rate                                                                    6.761%
Average receive rate                                                         3 Month LIBOR

Pay variable/receive fixed
   notional amounts                                                            $135,000(a)         $135,000
Average pay rate                                                    3 Month LIBOR & spread
Average receive rate                                                                 8.75%

Pay fixed/receive variable
   notional amounts                                                                $75,000         $ 75,000
Average pay rate                                                                     6.70%
Average receive rate                                                         3 Month LIBOR

(a)  Counter party has the right to cancel at any time within 30 days notice

Item 6.  Exhibits and Reports on Form 8-k
-----------------------------------------

(a)  Exhibits:

       27.   Financial Data Schedule

(b)  Reports on Form 8-K
       None



               All other items of this Report are inapplicable.

                          Page Seventeen of Eighteen

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



                                    Universal Health Services, Inc.
                                        (Registrant)



Date:  November 13, 2000             /s/   Kirk E. Gorman
                                    -------------------------------------------
                                    Kirk E. Gorman, Senior Vice President and
                                    Chief Financial Officer

                                    (Principal Financial Officer and
                                    Duly Authorized Officer).

                       Page Eighteen of  Eighteen Pages