Form 10-K
period 2000-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2001-03-28
CIK 352915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from         to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2001, was 1,924,443, 27,787,574, 193,924, and 22,025, respectively.

The aggregate market value of voting stock held by non-affiliates at January 31, 2001 $2,239,231,586. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 (incorporated by reference under Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business

  The principal business of Universal Health Services, Inc. (together with its subsidiaries, the "Company") is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and women's centers. Presently, the Company operates 59 hospitals, consisting of 23 acute care hospitals, 35 behavioral health centers, and a specialized women's health center in Arkansas, California, Delaware, the District of Columbia, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah and Washington. The Company, as part of its Ambulatory Treatment Centers Division, owns outright, or in partnership with physicians, and operates or manages 25 surgery and radiation oncology centers located in 12 states and the District of Columbia.

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

Recent and Proposed Acquisitions and Development Activities

  In 2000, the Company proceeded with its development of new facilities and consummated a number of acquisitions.

  In August 2000, the Company acquired the assets of St. Mary's Mercy Hospital, a full service hospital located in Enid, Oklahoma.

  In August 2000, the Company, with approval from the U.S. Bankruptcy Court for the District of Delaware, acquired the assets of eleven behavioral health facilities with over 1,400 licensed beds from Charter Behavioral Health Systems, LLC and also acquired the real property assets from Crescent Real Estate Funding VII LP. The businesses and real estate acquired include Fairmount in Philadelphia, Pennsylvania; Rockford in Wilmington,

Delaware; Anchor, Talbott, Laurel Heights and Peachford in Atlanta, Georgia; Ridge in Lexington, Kentucky; Carolina Center in Greenville, South Carolina; Lakeside in Memphis, Tennessee; Parkwood in Olive Branch, Mississippi; and Provo Canyon in Provo, Utah. In addition, the real estate of the closed Charter facility in McAllen, Texas was acquired from Crescent Real Estate.

  In September 2000, the Company acquired the assets of Fort Duncan Medical Center, an acute care hospital in Eagle Pass, Texas. The Company expects to construct and open a replacement hospital within six years.

  During the first quarter of 2001, the Company acquired the assets of: (i) Rancho Springs Medical Center, a 96-bed acute care hospital in Murrieta, California; (ii) Pembroke Hospital and Westwood Lodge Hospital, two hospitals that operate 215 beds and an outpatient clinic in greater Boston providing a full range of behavioral health treatment services; (iii) the 108-bed San Juan Capestrano Hospital located in Puerto Rico, and; (iv) the 60-bed McAllen Heart Hospital in McAllen, Texas.

  The Company is building a 371 licensed bed replacement hospital for The George Washington University Hospital in Washington, D.C. The Company expects to complete the construction in the second quarter of 2002.

  The Company is building a 176 licensed bed replacement hospital for Doctors Hospital of Laredo in Texas. The Company expects to complete the construction in the third quarter of 2001.

  The Company is expanding Desert Springs Hospital in Las Vegas, Nevada to increase its licensed capacity from 233 to 349 beds. The Company expects to complete the expansion in the first quarter of 2001.

  The Company commenced a renovation and expansion of Auburn Regional Medical Center in Auburn, Washington during the third quarter of 2000. The renovated and expanded facility will include a new operating room, emergency room, obstetrics department and approximately 40 additional licensed beds. The Company expects to complete this project in the first quarter of 2001.


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

                                  2000      1999     1998     1997     1996
                                ---------  -------  -------  -------  -------
Average Licensed Beds:
  Acute Care Hospitals.........     4,980    4,806    4,696    3,389    3,018
  Behavioral Health Centers....     2,612    1,976    1,782    1,777    1,565
Average Available Beds(1):
  Acute Care Hospitals.........     4,220    4,099    3,985    2,951    2,641
  Behavioral Health Centers....     2,552    1,961    1,767    1,762    1,540
Admissions:
  Acute Care Hospitals.........   214,771  204,538  187,833  128,020  111,244
  Behavioral Health Centers....    49,971   37,810   32,400   28,350   22,295
Average Length of Stay (Days):
  Acute Care Hospitals.........       4.7      4.7      4.7      4.8      4.9
  Behavioral Health Centers....      12.2     11.8     11.3     11.9     12.4
Patient Days(2):
  Acute Care Hospitals......... 1,017,646  963,842  884,966  616,965  546,237
  Behavioral Health Centers....   608,423  444,632  365,935  336,850  275,667
Occupancy Rate--Licensed
 Beds(3):
  Acute Care Hospitals.........        56%      55%      52%      50%      49%
  Behavioral Health Centers....        64%      62%      56%      52%      48%
Occupancy Rate--Available
 Beds(3):
  Acute Care Hospitals.........        66%      64%      61%      57%      57%
  Behavioral Health Centers....        65%      62%      57%      52%      49%

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

  McAllen Medical Center located in McAllen, Texas and Edinburg Regional Medical Center Located in Edinburg, Texas operate within the same market. On a combined basis, these two facilities contributed 12% in 2000, and 13% in both 1999 and 1998 of the Company's consolidated net revenues and 21% in 2000, 25% in 1999 and 23% in 1998 of the Company's consolidated earnings before depreciation, amortization, interest, income taxes and nonrecurring charges (after deducting an allocation of corporate overhead)("EBITDA"). During the first quarter of 1998, the Company contributed substantially all of the assets, liabilities and operations of Valley Hospital Medical Center and its newly-constructed Summerlin Hospital Medical Center in exchange for a 72.5% interest in a series of newly formed limited liability corporations ("LLCs"). Quorum Health Group,

Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital and $11 million of net cash to the LLCs. All three acute care facilities operate within the Las Vegas, Nevada market. On a combined basis, these three facilities contributed 18% of the Company's consolidated net revenues for the past three years and 14% in 2000, 10% in 1999 and 15% in 1998 of the Company's consolidated EBITDA. The decrease in the combined operating margins from 1998 to 1999 was primarily due to: (i) a capitation arrangement in place during 1999, in which the three facilities assumed a greater share of risk, and; (ii) collection issues resulting from continued delays in payments from managed care payors. The capitation agreement has been replaced by a standard per diem contract commencing in January, 2000.

  The following table shows approximate percentages of net patient revenue derived by the Company's hospitals owned as of December 31, 2000, since their respective dates of acquisition by the Company from third party sources, including the additional Medicaid reimbursements received at five of the Company's acute care facilities located in Texas and one in South Carolina totaling $28.9 in 2000, $37.0 million in 1999, $36.5 million in 1998, $33.4 million in 1997 and $17.8 million in 1996, and from all other sources during the five years ended December 31, 2000.

                                         PERCENTAGE OF NET PATIENT REVENUES
                                         ----------------------------------
                                          2000    1999    1998    1997    1996
                                         ------  ------  ------  ------  ------
Third Party Payors:
Medicare................................   32.3%   33.5%   34.3%   35.6%   35.6%
Medicaid................................   11.5%   12.6%   11.3%   14.5%   15.3%
Managed Care (HMOs and PPOs)............   34.5%   31.5%   27.2%   19.1%    N/A
Other Sources...........................   21.7%   22.4%   27.2%   30.8%   49.1%
                                         ------  ------  ------  ------  ------
Total...................................    100%    100%    100%    100%    100%

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

  The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. The Company's general acute care hospitals are subject to a prospective payment system ("PPS"). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis. Beginning August 1, 2000, under a new outpatient prospective payment system ("OPPS") mandated by the Balanced Budget Act of 1997, both general acute and behavioral health hospital's outpatient services are paid a predetermined amount per Ambulatory Payment Classification ("APC") based upon a hospital's location and the procedures performed. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA of 1999") provides for a "transitional corridor payments" through fiscal year 2003 which provides financial relief for any hospital that incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

  Behavioral health facilities, which are excluded from PPS, are cost reimbursed by the Medicare program, but are subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation. In the Balanced Budget Act of 1997, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to psychiatric hospitals' target amounts depending whether a hospital was excluded from PPS before or after that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for psychiatric hospitals. In addition, the Health Care Financing Administration has implemented requirements applicable to psychiatric hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that HCFA develop an inpatient psychiatric per diem prospective payment system effective for the federal fiscal year beginning October 1, 2002. This new prospective system will replace the current inpatient psychiatric payment system described above.

  On August 30, 1991, the Health Care Financing Administration issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost report years beginning on or after October 1, 1991. For most of the Company's hospitals, the new methodology began on January 1, 1992. In 2001, the tenth year of the phase-in, most UHS hospitals are paid by the Medicare program based on the national federal capital rate (three hospitals still receive hold harmless payments which are described below.)

  The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions will be utilized. One of two methodologies will apply during the 10-year transition period: if the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital will be paid on the basis of a "hold harmless" methodology, which is a blend of a portion of old capital and an amount of new capital and a prospectively determined national federal capital rate; or, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital will receive payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and a prospectively determined national federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for most of the Company's hospitals, is the year ended December 31, 1990. Updated amounts and factors necessary to determine PPS rates for Medicare hospital inpatient services for operating costs and capital related costs are published annually. In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. The Balanced Budget Act of 1997 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, which will increase certain Medicare and Medicaid provider payments. It is possible that future budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

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

  In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a health care delivery system based on managed care principles. The program is now known as the STAR Program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with health care providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. Effective fall 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. A study on the effectiveness of Medicaid managed care was issued in November, 2000, and the extent of further implementation of or changes to Medicaid managed care will likely depend upon the legislature's response to the study. The Company is unable to predict the effect on the Company's business of such current or future pilot programs.

  Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $28.9 million in 2000, $37.0 million in 1999, $36.5 million in 1998, $33.4 million in 1997 and $17.8 million in 1996, received pursuant to the terms of these programs. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2001, or further reduction in reimbursements, could have a material adverse effect on the Company's future results of operation.

  The federal self-referral and payment prohibitions (codified in 42 U.S.C.
Section 1395nn, Section 1877 of the Social Security Act) generally forbid, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services," for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." The legislation was effective January 1, 1992 for clinical laboratory services ("Stark I") and January 1, 1995 for ten other designated health services ("Stark II"). A "financial relationship" under Stark I and II includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. The legislation contains certain exceptions including, for example, where the referring physician has an ownership interest in a hospital as a whole or where the physician is an employee of an entity to which he or she refers. The Stark I and II self-referral and payment prohibitions include specific reporting requirements providing that each entity providing covered items or services must provide the Secretary with certain information concerning its ownership, investment, and compensation arrangements. In August 1995, HCFA published a final rule regarding physician self-referrals for clinical lab services. On January 4, 2001, HCFA published final rules regarding physician self referrals for the ten other designated health services. Penalties for violating Stark I and Stark II include denial of payment for any services rendered by an entity in violation of the prohibitions, civil money penalties of up to $15,000 for each offense, and exclusion from the Medicare and Medicaid programs.

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

  Regulations related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are expected to impact the Company and others in the healthcare industry by:

(i) Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2002.

(ii) Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's electronically maintained or transmitted personal health record. The final regulations containing the privacy standards were released in December, 2000 which require compliance by February, 2003, however, it is possible that the privacy regulations could be amended or their implementation delayed.

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

Medical Staff and Employees

  The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. Each of the Company's hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital. The Company's facilities had approximately 25,600 employees at December 31, 2000, of whom 17,920 were employed full-time.

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

Liability Insurance

  Effective January 1, 1998, the Company's subsidiaries are covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. At various times in the past, the cost of professional and general liability insurance has risen significantly. Therefore, there can be no assurance that the Company will be able to purchase commercial policies at reasonable premiums upon the December 31, 2001 expiration of current policies. Additionally, there can be no assurance that the increased insurance expense incurred in connection with either commercially or self-insured professional and general liability policies will not have a material adverse effect on the Company's future results of operations.

Relations with Universal Health Realty Income Trust

  The Company serves as advisor to Universal Health Realty Income Trust ("UHT"), which leases to the Company the real property of 6 hospital facilities operated by the Company with terms expiring in 2001 through 2006. These leases contain up to six 5-year renewal options. During 2000, the Company exercised its option to purchase Meridell Achievement Center from UHT for cash proceeds of approximately $5.5 million. The Company also sold the real property of a medical office building to a limited liability company that is majority-owned by UHT for cash proceeds of approximately $10.5 million. Tenants in the multi-tenant building include subsidiaries of the Company as well as unrelated parties. In addition, UHT holds interests in properties owned by unrelated companies. The Company receives a fee for its advisory services based on the value of UHT's assets. In addition, certain of the directors and officers of the Company serve as trustees and officers of UHT. As of January 31, 2001, the Company owned 8.5% of UHT's outstanding shares and the Company has an option to purchase UHT shares in the future at fair market value to enable it to maintain a 5% interest.

Executive Officers of the Registrant

  The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

 Name and Age                              Present Position with the Company
 ------------                              ---------------------------------
Alan B. Miller (63)................... Director, Chairman of the Board,
                                       President and Chief Executive Officer
Kirk E. Gorman (50)................... Senior Vice President and Chief
                                       Financial Officer
Steve G. Filton (43).................. Vice President, Controller and Secretary
Debra Osteen (45)..................... Vice President
Richard C. Wright (53)................ Vice President

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

Facilities

  The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of beds, for each of the Company's facilities:

                              Acute Care Hospitals

                                                              Number  Ownership
Name of Facility             Location                         of Beds Interest
----------------             --------                         ------- ---------
Aiken Regional Medical
 Centers...................  Aiken, South Carolina              225     Owned
Auburn Regional Medical
 Center....................  Auburn, Washington                 149     Owned
Chalmette Medical
 Center(5).................  Chalmette, Louisiana               195    Leased
Desert Springs
 Hospital(2)...............  Las Vegas, Nevada                  233     Owned
Doctors' Hospital of
 Laredo....................  Laredo, Texas                      117     Owned
Doctors' Hospital of
 Shreveport(3).............  Shreveport, Louisiana              136    Leased
Edinburg Regional Medical
 Center....................  Edinburg, Texas                    169     Owned
Fort Duncan Medical
 Center....................  Eagle Pass, Texas                   77     Owned
The George Washington
 University Hospital(4)....  Washington, D.C.                   501     Owned
Hospital San Francisco.....  Rio Piedras, Puerto Rico           160     Owned
Hospital San Pablo.........  Bayamon, Puerto Rico               430     Owned
Hospital San Pablo del
 Este......................  Fajardo, Puerto Rico               180     Owned
Inland Valley Regional
 Medical Center(1).........  Wildomar, California                80    Leased
Manatee Memorial Hospital..  Bradenton, Florida                 512     Owned
McAllen Medical
 Center(12)................  McAllen, Texas                     570    Leased
Northern Nevada Medical
 Center(4).................  Sparks, Nevada                     100     Owned
Northwest Texas Healthcare
 System....................  Amarillo, Texas                    357     Owned
River Parishes Hospitals...  LaPlace and Chalmette, Louisiana   106     Owned
St. Mary's Regional Medical
 Center....................  Enid, Oklahoma                     277     Owned
Summerlin Hospital Medical
 Center(2).................  Las Vegas, Nevada                  166     Owned
Valley Hospital Medical
 Center(2).................  Las Vegas, Nevada                  417     Owned
Wellington Regional Medical
 Center(1).................  West Palm Beach, Florida           120    Leased

                           Behavioral Health Centers

                                                              Number  Ownership
Name of Facility             Location                         of Beds Interest
----------------             --------                         ------- ---------
Anchor Hospital............  Atlanta, Georgia                    74     Owned
The Arbour Hospital........  Boston, Massachusetts              118     Owned
The Bridgeway(1)...........  North Little Rock, Arkansas         70    Leased
The Carolina Center for
 Behavioral Health.........  Greer, South Carolina               66     Owned
Clarion Psychiatric
 Center....................  Clarion, Pennsylvania               70     Owned
Del Amo Hospital...........  Torrance, California               166     Owned
Fairmount Behavioral Health
 System....................  Philadelphia, Pennsylvania         169     Owned
Forest View Hospital.......  Grand Rapids, Michigan              62     Owned
Fuller Memorial Hospital...  South Attleboro, Massachusetts      82     Owned
Glen Oaks Hospital.........  Greenville, Texas                   54     Owned
Hampton Hospital...........  Westhampton, New Jersey            100     Owned
Hartgrove Hospital.........  Chicago, Illinois                  119     Owned
The Horsham Clinic.........  Ambler, Pennsylvania               146     Owned
HRI Hospital...............  Brookline, Massachusetts            68     Owned
KeyStone Center(6).........  Wallingford, Pennsylvania          100     Owned
La Amistad Residential
 Treatment Center..........  Maitland, Florida                   56     Owned
Lakeside Behavioral Health
 System....................  Memphis, Tennessee                 204     Owned
Laurel Heights Hospital....  Atlanta, Georgia                   102     Owned

                                                              Number  Ownership
Name of Facility                   Location                   of Beds Interest
----------------                   --------                   ------- ---------
The Meadows Psychiatric Center...  Centre Hall, Pennsylvania    101     Owned
Meridell Achievement Center......  Austin, Texas                114     Owned
The Midwest Center for Youth and
 Families........................  Kouts, Illinois               50     Owned
Parkwood Behavioral Health
 System..........................  Olive Branch, Mississippi    106     Owned
The Pavilion.....................  Champaign, Illinois           46     Owned
Peachford Behavioral Health
 System of Atlanta...............  Atlanta, Georgia             184     Owned
Provo Canyon School..............  Provo, Utah                  211     Owned
Ridge Behavioral Health System...  Lexington, Kentucky          110     Owned
River Crest Hospital.............  San Angelo, Texas             80     Owned
River Oaks Hospital..............  New Orleans, Louisiana       126     Owned
Rockford Center..................  Newark, Delaware              74     Owned
Roxbury(6).......................  Shippensburg, Pennsylvania    75     Owned
Talbott Recovery Campus..........  Atlanta, Georgia             --      Owned
Timberlawn Mental Health System..  Dallas, Texas                124     Owned
Turning Point Care Center(6).....  Moultrie, Georgia             59     Owned
Two Rivers Psychiatric Hospital..  Kansas City, Missouri         80     Owned

                           Ambulatory Surgery Centers

   Name of Facility(7)                                       Location
   -------------------                                       --------
   Arkansas Surgery Center of Fayetteville.......... Fayetteville, Arkansas
   Brownsville Surgicare............................ Brownsville, Texas
   Goldring Surgical and Diagnostic Center.......... Las Vegas, Nevada
   Northwest Texas Surgery Center................... Amarillo, Texas
   Outpatient Surgical Center of Ponca City......... Ponca City, Oklahoma
   Plaza Surgery Center............................. Las Vegas, Nevada
   St. George Surgical Center....................... St. George, Utah
   Hope Square Surgery Center....................... Rancho Mirage, California
   Surgery Center of Littleton...................... Littleton, Colorado
   Surgery Center of Midwest City................... Midwest City, Oklahoma
   Surgery Center of Springfield.................... Springfield, Missouri
   Surgical Center of New Albany.................... New Albany, Indiana

                           Radiation Oncology Centers

   Name of Facility                                          Location
   ----------------                                          --------
   Auburn Regional Center for Cancer Care........... Auburn, Washington
   Bluegrass Cancer Center.......................... Frankfort, Kentucky
   Bowling Green Radiation Therapy(9)............... Bowling Green, Kentucky
   Cancer Institute of Nevada(10)................... Las Vegas, Nevada
   Carolina Cancer Center........................... Aiken, South Carolina
   Danville Radiation Therapy Center................ Danville, Kentucky
   Glasgow Radiation Therapy(9)..................... Glasgow, Kentucky
   Louisville Radiation Oncology Center(8).......... Louisville, Kentucky
   Madison Radiation Therapy(10).................... Madison, Indiana
   Southern Indiana Radiation Therapy............... Jeffersonville, Indiana
   Radiation Therapy Medical Associates of
    Bakersfield(11)................................. Bakersfield, California

                      Specialized Women's Health Centers

   Name of Facility                                                 Location
   ----------------                                                 --------
   Renaissance Women's Center of Edmond(10).................... Edmond, Oklahoma

--------
 (1) Real property leased from UHT.
 (2) Desert Springs Hospital, Summerlin Hospital Medical Center and Valley Hospital Medical Center are owned by a limited liability company in which the Company has a 72.5% interest and Quorum's subsidiary, NC-DSH, Inc., has a 27.5% interest. All hospitals are managed by the Company.
 (3) Real property leased with an option to purchase.
 (4) General partnership interest in limited partnership.
 (5) Includes Chalmette Medical Center, which is a 118-bed medical/surgical facility and The Virtue Street Pavilion, a 77-bed facility consisting of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. The real property of both facilities is leased from UHT.
 (6) Addictive disease facility.
 (7) Each facility, other than Goldring Surgical and Diagnostic Center and Northwest Texas Surgery Center, is owned in partnership form with the Company owning general and limited partnership interests in a limited partnership. The real property is leased from third parties.
 (8) Majority interest in a limited liability partnership.
 (9) Managed facility, not included in the Company's consolidated financial statements. A partnership, in which the Company is the general partner, owns the real property.
(10) Membership interest in limited liability company.
(11) Managed facility, not included in the Company's consolidated financial statements. A limited liability company, in which the Company is the sole member, owns the equipment, but the property is leased.
(12) Real property of McAllen Medical Center is leased from UHT. During 2000, the Company purchased the assets of an 80-bed non-acute care facility located in McAllen, Texas. Although the real property of the non-acute facility is not leased from UHT, the license for this facility is included in McAllen Medical Center's license.

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

  The aggregate lease payments on facilities leased by the Company were $22.5 million in 2000, $24.0 million in 1999 and $22.2 million in 1998.

ITEM 3. Legal Proceedings

  The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at the Company's hospitals and is party to various other litigation. However, management believes the ultimate resolution of these pending proceedings will not have a material adverse effect on the Company.

  During the fourth quarter of 1999, the Company made a decision to close and divest one of its specialized women's centers, and recorded a $5.3 million charge to reduce carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. A jury verdict unfavorable to the Company was rendered during the fourth quarter of 2000 with respect to litigation regarding closing of this facility. This unprofitable facility was closed in February, 2001 and the Company has appealed the jury verdict. Accordingly, during the fourth quarter of 2000, the Company recognized a nonrecurring charge of $7.7 million for the amount of the jury verdict and a reserve for remaining legal costs.

ITEM 4. Submission of Matters to a Vote of Security Holders

  Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  See Item 6, Selected Financial Data

ITEM 6. Selected Financial Data


                                         Year Ended December 31
                         ----------------------------------------------------------
                            2000        1999        1998        1997        1996
                         ----------  ----------  ----------  ----------  ----------
Summary of Operations
 (in thousands)
 Net revenues........... $2,242,444  $2,042,380  $1,874,487  $1,442,677  $1,174,158
 Net income............. $   93,362  $   77,775  $   79,558  $   67,276  $   50,671
 Net margin.............        4.2%        3.8%        4.2%        4.7%        4.3%
 Return on average
  equity................       13.7%       12.1%       13.1%       13.5%       13.0%
Financial Data (in
 thousands)
 Cash provided by
  operating activities.. $  182,454  $  175,557  $  151,684  $  174,170  $  145,991
 Capital expenditures
  (1)................... $  115,751  $   68,695  $   96,808  $  132,258  $  107,630
 Total assets........... $1,742,377  $1,497,973  $1,448,095  $1,085,349  $  965,795
 Long-term borrowings... $  548,064  $  419,203  $  418,188  $  272,466  $  275,634
 Common stockholders'
  equity................ $  716,574  $  641,611  $  627,007  $  526,607  $  452,980
 Percentage of total
  debt to total
  capitalization........         43%         40%         40%         35%         38%
Operating Data--Acute
 Care Hospitals
 Average licensed beds..      4,980       4,806       4,696       3,389       3,018
 Average available
  beds..................      4,220       4,099       3,985       2,951       2,641
 Hospital admissions....    214,771     204,538     187,833     128,020     111,244
 Average length of
  patient stay..........        4.7         4.7         4.7         4.8         4.9
 Patient days...........  1,017,646     963,842     884,966     616,965     546,237
 Occupancy rate for
  licensed beds.........         56%         55%         52%         50%         49%
 Occupancy rate for
  available beds........         66%         64%         61%         57%         57%
Operating Data--
 Behavioral Health
 Facilities
 Average licensed beds..      2,612       1,976       1,782       1,777       1,565
 Average available
  beds..................      2,552       1,961       1,767       1,762       1,540
 Hospital admissions....     49,971      37,810      32,400      28,350      22,295
 Average length of
  patient stay..........       12.2        11.8        11.3        11.9        12.4
 Patient days...........    608,423     444,632     365,935     336,850     275,667
 Occupancy rate for
  licensed beds.........         64%         62%         56%         52%         48%
 Occupancy rate for
  available beds........         65%         62%         57%         52%         49%
Per Share Data
 Net income--basic (2).. $     3.10  $     2.48  $     2.45  $     2.08  $     1.69
 Net income--diluted
  (2)................... $     3.01  $     2.43  $     2.39  $     2.03  $     1.65
Other Information (in
 thousands)
 Weighted average number
  of shares
  outstanding--basic
  (2)...................     30,110      31,417      32,511      32,321      30,054
 Weighted average number
  of shares and share
  equivalents
  outstanding--diluted
  (2)...................     32,410      31,990      33,293      33,098      30,798

Common Stock Performance
 Market price of common stock
 High--Low, by quarter (3)
   1st.......................     49  -36 1/2   53   -  37 7/8   58 1/8 -47 1/16 34 5/8 -27 7/8   26 7/8-21 11/16
   2nd.......................   70 1/16-49      54 7/8 -39 1/2   59 5/8 - 53     40 1/2 -31 5/8   30 1/8-24 3/8
   3rd.......................  85 5/8 -63 13/16 47 3/8 -23 11/16 58 1/2 -38 3/4  47 1/16-39 1/16  27 1/4-22 3/4
   4th.......................  111 3/4-77 1/4   36 1/2 - 24      54 5/16-40 7/16 50 3/8 -40 11/16 29 1/4-24 1/2

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

Number of shareholders of record as of January 31, 2001, were as follows:

------------------------------
Class A Common............   6
Class B Common............ 528
Class C Common............   5
Class D Common............ 213
------------------------------

ITEM 7. Management's Discussion And Analysis Of Operations And Financial
        Condition

Forward-Looking Statements

  The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians; the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms; and, other factors referenced in the Company's 2000 Form 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

  Net revenues increased 10% to $2.2 billion in 2000 as compared to 1999 and 9% to $2.0 billion in 1999 as compared to 1998. The $200 million increase in net revenues during 2000 as compared to 1999 was due primarily to: (i) a $104 million or 5% increase in net revenues generated at acute care and behavioral health care facilities owned during both years, and; (ii) $88 million of net revenues generated at two acute care and twelve behavioral health care facilities acquired during the third quarter of 2000. The $168 million increase in net revenues during 1999 as compared to 1998 was due primarily to:
(i) a $75 million or 4% increase in net revenues generated at acute and behavioral health care facilities owned in both 1999 and 1998 (excluding a favorable $3 million prior year net revenue adjustment recorded in the second quarter of 1999 resulting from an adjustment to contractual allowances recorded in a prior year), and; (ii) $43 million of net revenues generated at three behavioral health facilities and an acute care facility which were acquired during the second quarter of 1999 (net of revenues generated at facility exchanged for the acute care facility).

  Earnings before interest, income taxes, depreciation, amortization, lease and rental expense, minority interests in earnings of consolidated entities and nonrecurring charges of $7.7 million recorded in 2000 and $5.3 million recorded in 1999 ("EBITDAR") (see other Operating Results) increased 13% to $359 million in 2000 from $319 million in 1999. In 1999, EBITDAR increased 2% to $319 million from $311 million in 1998. Overall operating margins (EBITDAR) were 16.0% in 2000, 15.6% in 1999 and 16.6% in 1998. The factors causing the fluctuations in the Company's overall operating margins during the last three years are discussed below.

Acute Care Services

  Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health centers accounted for 84%, 86% and 87% of consolidated net revenues in 2000, 1999 and 1998, respectively. Net revenues at the Company's acute care facilities owned in both 2000 and 1999 increased 5% in 2000 as compared to 1999 as admissions and patient days each increased 3% in 2000 as compared to 1999. Also contributing to the increase in net revenues at these facilities was an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. Net revenues at the Company's acute care facilities owned in both 1999 and 1998 increased 4% in 1999 as compared to 1998 due primarily to a 5% increase in admissions and a 6% increase in patient days. The average length of stay at these facilities remained unchanged at 4.7 days during 2000, 1999 and 1998.

  The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the last three years increased 13% in 2000 as compared to 1999 and 11% in 1999 as compared to 1998, and comprised 26% of the Company's acute care gross patient revenue in each of the last three years. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States, including the Company's acute care facilities, continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

  The increase in net revenue was negatively affected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

  At the Company's acute care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies and provision for doubtful accounts) as a percentage of net revenues were 81.4% in 2000, 81.6% in 1999 and 79.9% in 1998. Operating margins (EBITDAR) at these facilities were 18.6% in 2000, 18.4% in 1999 and 20.1% in 1998. The operating margins at the Company's acute care facilities improved to 18.6% in 2000 from 18.4% in 1999 despite an increase in the provision for doubtful accounts. As a result of increased efforts to control costs, salaries, wages and benefits, other operating expenses and supplies as a percentage of net revenues all decreased in 2000 as compared to 1999. However, these decreases were almost entirely offset by an increase in the provision for doubtful accounts caused primarily by: (i) an increase in self-pay patients which generally result in a larger portion of uncollectable accounts; (ii) collection delays and difficulties with managed care payors, and; (iii) an increase in gross patient charges instituted during the year which increases the provision for doubtful accounts when accounts become uncollectable. During 1999, the Company's acute care division experienced earnings pressure due to government reimbursement reductions, continued increases in the provision for doubtful accounts and weakened operating performance at facilities in Las Vegas, Nevada and Amarillo, Texas. On a combined basis, the Company's three acute care facilities in Las Vegas and the acute care facility in Amarillo contributed 32% of the Company's acute care net revenue in both 1999 and 1998 and had operating margins of 15.7% in 1999 and 20.9% in 1998. Excluding the Las Vegas and Amarillo facilities, on a combined basis, the Company's other acute care facilities had operating margins of 19.6% in 1999 and 19.7% in 1998. The decrease in the combined operating margins of the Las Vegas facilities in 1999 as compared to 1998 was due primarily to a capitation agreement entered into in 1999 with a managed care provider, and collection issues resulting from continued delays in payments from managed care payors. The capitation contract for the

Company's three Las Vegas facilities was replaced by a standard per diem contract commencing in January, 2000. The operating margins at the Company's facility in Amarillo have been negatively impacted by reductions in Medicaid disproportionate share payments stemming from BBA-97 and program redesigns by Texas, reduced levels of business in a few high margin services and higher than anticipated indigent care costs.

  At the Company's acute care facilities owned in both 2000 and 1999, operating expenses (salaries, wages and benefits, other operating expenses, supplies and provision for doubtful accounts) as a percentage of net revenues were 81.6% in 2000 and 81.8% in 1999. Operating margins at the Company's acute care facilities owned in both 2000 and 1999 were 18.4% in 2000 as compared to 18.2% in 1999. Salaries, wages and benefits, other operating expenses and supplies as a percentage of net revenues all decreased in 2000 as compared to 1999 at the Company's acute care facilities owned in both years. However, these decreases in expenses as a percentage of net revenues were almost entirely offset by an increase in the provision for doubtful accounts, as mentioned above.

  Operating expenses (salaries, wages and benefits, other operating expenses, supplies and provision for doubtful accounts) at the Company's facilities owned in both 1999 and 1998 were 81.4% of net revenues in 1999 and 79.9% in 1998. Operating margins at the Company's acute care facilities owned in both 1999 and 1998 were 18.6% in 1999 as compared to 20.1% in 1998. The decrease in the same facility operating margins in 1999 as compared to 1998 was due primarily to the decreased operating performance at the Company's acute care facilities in Las Vegas, Nevada and Amarillo, Texas, as discussed above. Excluding the facilities in Las Vegas and Amarillo, the operating margins at the Company's other acute care facilities owned in both years increased to 20.1% in 1999 as compared to 19.7% in 1998.

Behavioral Health Services

  Net revenues from the Company's behavioral health care facilities accounted for 16%, 13% and 12% of consolidated net revenues in 2000, 1999 and 1998, respectively. The increase in 2000 as compared to 1999 and 1998 was due primarily to the purchase of twelve behavioral health facilities acquired during the third quarter of 2000. Net revenues at the Company's behavioral health care facilities owned in both 2000 and 1999 increased 5% in 2000 as compared to 1999. Admissions and patient days at these facilities increased 4% and 3%, respectively, in 2000 as compared to 1999 and the average length of stay decreased to 11.7 days in 2000 as compared to 11.8 days in 1999. Net revenues at the Company's behavioral health care facilities owned in both 1999 and 1998 increased 3% in 1999 as compared to 1998. Admissions and patient days at these facilities increased 5% and 7%, respectively, in 1999 as compared to 1998 and the average length of stay increased to 11.5 days in 1999 as compared to 11.3 days in 1998.

  There has been continued practice changes in the delivery of behavioral health care services and continued cost containment pressures from payors, including managed care companies which encourage alternatives to inpatient treatment. Additionally, providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. However, during the last two years, there has been significant downsizing in the behavioral health care industry which has created an opportunity for the Company to increase its managed care rates. Generally, the Company expects the admission constraints and payor pressure to continue, however, the Company believes these pressures may not be as severe in future periods.

  Operating expenses (salaries, wages and benefits, other operating expenses, supplies and provision for doubtful accounts) as a percentage of net revenues at the Company's behavioral health care facilities were 81.8% in 2000, 83.4% in 1999 and 83.5% in 1998. The Company's behavioral health care division generated operating margins (EBITDAR) of 18.2% in 2000, 16.6% in 1999 and 16.5% in 1998. On a same facility basis, operating expenses (salaries, wages and benefits, other operating expenses, supplies and provision for doubtful accounts) as a percentage of net revenues at the Company's behavioral health care facilities owned in both 2000 and 1999 were 81.4% in 2000 and 83.4% in 1999. Operating margins at the Company's behavioral health care facilities owned in both 2000 and 1999 were 18.6% in 2000 and 16.6% in 1999. Operating expenses at the Company's behavioral health care facilities owned in both 1999 and 1998 were 83.7% in 1999 and 83.5% in 1998. Operating margins at the Company's behavioral health care facilities owned in both 1999 and 1998 were 16.3% in 1999 and 16.5% in 1998. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

  During the fourth quarter of 1999, the Company decided to close and divest one of its specialized women's health centers and as a result, the Company recorded a $5.3 million nonrecurring charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. A jury verdict unfavorable to the Company was rendered during the fourth quarter of 2000 with respect to litigation regarding the closing of this facility. This unprofitable facility was closed in February, 2001 and the Company has appealed the jury verdict. Accordingly, during the fourth quarter of 2000, the Company recognized a nonrecurring charge of $7.7 million to reflect the amount of the jury verdict and a reserve for remaining legal costs.

  The effective tax rate was 36.1% in 2000, 36.7% in 1999 and 35.3% in 1998. The increase in the effective tax rate during 1999 as compared to 1998 was due to a reduction in the tax benefits related to the financing of employee benefit programs.

General Trends

  A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 44%, 46% and 46% of the Company's net patient revenues during 2000, 1999 and 1998, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items were reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and was more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS, which was implemented on August 1, 2000. The implementation of outpatient PPS has not had a material impact on the Company's results of operations.

  During the fourth quarter of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to health care providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA will commence in April, 2001 and for the period of April 1, 2001 through September 30, 2001, the additional reimbursements will be remitted to hospitals at twice the scheduled amounts. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Company of January 1, 2001. The Company estimates that the implementation of BIPA will result in an increase in net revenues and pretax income of approximately $5 million to $10 million during 2001.

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

  In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from BBA-97 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements were reduced by approximately $11 million annually, on a prospective basis. Beginning in the third quarter of 2000, the Medicaid disproportionate share reimbursements have been reduced by an additional $5.6 million annually, on a prospective basis. The Company has appealed the reductions related to the Texas program, however, the amounts included in the results of operations during the third and fourth quarters of 2000 were recorded as if the Company is unsuccessful in its appeal. Included in the Company's financial results was an aggregate of $28.9 million in 2000 (including reimbursements received at two acute care hospitals located in Texas acquired during the second quarter of 1999 and the third quarter of
2000), $37.0 million in 1999 and $36.5 million in 1998 received pursuant to the terms of these programs. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2001, or further reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

  Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 35% in 2000, 32% in 1999 and 27% in 1998, of the Company's net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however during 2000, the Company secured price increases from many of its commercial payors including managed care companies.

  Effective January 1, 1998, the Company's subsidiaries are covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. At various times in the past, the cost of professional and general liability insurance has risen significantly. Therefore, there can be no assurance that the Company will be able to purchase commercial policies at reasonable premiums upon the December 31, 2001 expiration of current policies. Additionally, there can be no assurance that the increased insurance expense incurred in connection with either commercially or self-insured professional and general liability policies will not have a material adverse effect on the Company's future results of operations.

Health Insurance Portability and Accountability Act of 1996

  Regulations related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are expected to impact the Company and others in the healthcare industry by:

(i) Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2002.

(ii) Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's electronically maintained or transmitted personal health record. The final regulations containing the privacy standards were released in December, 2000 which require compliance by February, 2003, however, it is possible that the privacy regulations could be amended or their implementation delayed.

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

Market Risks Associated with Financial Instruments

  The Company's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Company's debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by entering into interest rate swap transactions. The interest rate swap agreements are contracts that require the Company to pay fixed and receive floating interest rates over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rate is determined at the time the swap agreement was consummated. The Company also has two additional five year interest rate swaps aimed at hedging the Company's $135 million Senior Notes. Both swaps are for a notional amount of $135 million. The Company pays a fixed rate of 6.76% and receives three month LIBOR on one of the swaps and pays 3 month LIBOR plus a spread and receives a fixed rate of 8.75% plus an additional fixed rate of
 .465% on the other. The counterparty has the right to cancel the swap in which the Company pays 3 month LIBOR at any time during the swap term with thirty days notice except for the fixed payment of .465%, which is non-cancelable.
The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated AA or better by Moody's Investor Services and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 2000, 1999 and 1998, the Company received weighted average rates of 7.2%, 5.5% and 5.7%, respectively, and paid a weighted average rate on its interest rate swap agreements of 7.5% in 2000 and 5.8% in both 1999 and 1998.

  The table below presents information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps as of December 31, 2000. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by maturity date and weighted average interest rates based on rates in effect at December 31, 2000. The fair values of long-term debt and interest rate swaps were determined based on market prices quoted at December 31, 2000, for the same or similar debt issues.

                              Maturity Date, Fiscal Year Ending December 31
                          ----------------------------------------------------------------
                                                                      There-
                          2001    2002    2003  2004     2005         after        Total
                          ----  --------  ----  ----  ----------     --------    ---------
                                         (Dollars in thousands)
Long-term debt:
  Fixed rate--Fair        $689  $  1,011  $587  $349  $  136,042     $398,446(a) $ 537,124
   value................
  Fixed rate--Carrying    $689  $  1,011  $587  $349  $  134,696     $255,265    $ 392,597
   value................
Average interest rates..   8.2%      7.7%  8.0%  7.9%        8.7%         5.0%
Variable rate long-term
 debt...................        $137,955                             $ 18,200    $ 156,155
Interest rate swaps:
  Pay fixed/receive
   variable notional
   amounts..............                              $  135,000                 $ 135,000
  Average pay rate......                                    6.76%
  Average receive rate..                                 3 month
                                                           LIBOR
  Pay variable/receive
   fixed notional
   amounts..............                              $ (135,000)(b)             $(135,000)
  Average pay rate......                                 3 Month
                                                           LIBOR
                                                        & spread
  Average receive rate..                              8.75%+.465%

  Pay fixed/receive
   variable notional
   amounts..............                              $   75,000                 $  75,000
  Average pay rate......                                    6.70%
  Average receive rate..                                 3 Month
                                                           LIBOR

--------
(a) The fair value of the Company's 5% discounted Convertible Debentures ("Debentures") at December 31, 2000 is $398.4 million, however, the Company has the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. On June 23, 2006 the amount necessary to redeem all Debentures would be $319.0 million. If the Debentures could be redeemed at the same basis at December 31, 2000 the redemption amount would be $255 million. The holders of the Debentures may convert the Debentures to the Company's Class B stock at any time. If all Debentures were converted, the result would be the issuance of 3.3 million shares of the Company's Class B stock.

(b) Counter party has the right to cancel at any time within 30 days notice, excluding .465% fixed rate payment.

Effects of Inflation and Seasonality

  Although inflation has not had a material impact on the Company's results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. The Company's acute care and behavioral health care facilities are experiencing the effects of the tight labor market, including a shortage of nurses, which may cause an increase in the Company's future salaries, wages and benefits expense in excess of the inflation rate. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit the Company's ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, the Company's ability to maintain margins through price increases to non-Medicare patients is limited.

  The Company's business is seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the Company's year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in the Company's hospitals during those months.

Liquidity and Capital Resources

  Net cash provided by operating activities was $182 million in 2000, $176 million in 1999 and $152 million in 1998. Included in the $6 million increase in 2000 as compared to 1999 was: (i) a favorable $35 million change due to an increase in net income plus the addback of depreciation and amortization expense, minority interest in earnings of consolidated entities, accretion of discount on Convertible Debentures and other non-cash charges;
(ii) a favorable $25 million change due to the timing of net income tax payments; (iii) an unfavorable $24 million change due to an increase in the combined working capital balances as of December 31, 2000 at twelve behavioral health care facilities and one acute care facility purchased during the third quarter of 2000 (working capital for these facilities was not included in the purchase transactions), and; (iv) $30 million of other unfavorable working capital changes. The unfavorable change in other working capital accounts was due primarily to a decrease in the pre-funding of employee benefit programs effective December 31, 1999. The $25 million reduction in income taxes paid was due to an anticipation of higher tax benefits from employee stock option exercises and the decreases in accrued taxes attributable to the prior year's overpayment.

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

  During 2000, the Company spent $141 million to acquire the assets and operations of twelve behavioral health care facilities and two acute care hospitals and $12 million to acquire a minority ownership interest in an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services to the healthcare industry. During 1999, the Company acquired three behavioral health facilities for a combined purchase price of $27 million in cash plus contingent consideration of up to $3 million. Also during 1999, the Company acquired the assets and operations of Doctor's Hospital of Laredo in exchange for the assets and operations of its Victoria Regional Medical Center. In connection with this transaction, the Company also spent approximately $5 million to purchase additional land in Laredo, Texas on which it is constructing a replacement hospital scheduled to be completed and opened in the third quarter of 2001. During 1998, the Company acquired three acute care hospitals located in Puerto Rico for a combined purchase price of $187 million. Also during 1998, the Company contributed substantially all of the assets, liabilities and operations of its Valley Hospital

Medical Center and Summerlin Hospital Medical Center, in exchange for a 72.5% interest in limited liability companies ("LLCs"). Quorum Health Group, Inc. ("Quorum") holds the remaining 27.5% interest in the LLCs. Quorum obtained its interest by contributing substantially all of the assets, liabilities and operations of Desert Springs Hospital, and $11 million of net cash. The assets and liabilities contributed by the Company were recorded by the LLCs at carryover value. The LLCs applied purchase accounting to the assets and liabilities provided by Quorum and recorded them at fair market value. As a result of this partial sale transaction, the Company recorded a pre-tax gain of $55.1 million ($34.7 million after-tax) that was recorded as a capital contribution to the Company. This merger did not have a material impact on the 1998 results of operations. Also during 1998, the Company spent $2 million to purchase the property of a radiation therapy center located in California.

  Capital expenditures were $114 million in 2000, $68 million in 1999 and $97 million in 1998. Included in the 2000 capital expenditures, was approximately $39 million related to construction of replacement acute care hospitals or major construction projects at existing acute care facilities. Capital expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 2000 may total approximately $236 million in 2001. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

  During 2000, the Company received net cash proceeds of $16 million resulting from the divestiture of the real property of a behavioral health care facility located in Florida, a medical office building located in Nevada, and its ownership interests in a specialized women's health center and two physician practices located in Oklahoma. During 1999, the Company received cash proceeds of $16 million generated primarily from the sale of the real property of two medical office buildings. Included in the $16 million of cash proceeds received from merger, sale or disposition of assets in 1998 was $11 million of cash received from Quorum related to the partial sale transaction mentioned above. The net gain/loss resulting from these transactions did not have a material impact on the 2000, 1999 or 1998 results of operations

  During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to six million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 580,500 shares at an average purchase price of $42.90 per share ($24.9 million in the aggregate) during 1998, 2,028,379 shares at an average purchase price of $35.10 per share ($71.2 million in the aggregate) during 1999 and 1,204,000 shares at an average purchase price of $29.89 per share ($36.0 million in the aggregate) during 2000. Since inception of the stock purchase program in 1998 through December 31, 2000, the Company purchased a total of 3,812,879 shares at an average purchase price of $34.65 per share ($132.1 million in the aggregate).

  During the second quarter of 2000, the Company issued discounted convertible debentures that are due in 2020 ("Debentures"). The Debentures, which had an aggregate issue price of $250 million or $587 million aggregate principal amount at maturity, were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures will pay cash interest on the principal amount at the rate of 0.426% per annum, resulting in a yield to maturity of 5.0%. The Debentures will be convertible at the option of the holders thereof into 5.6024 shares of the Company's Common Stock per $1,000 face amount of Debenture (equivalent at issuance to $76.02 per share of common stock). The securities were not registered or required to be registered under the Securities Act of 1933 (the "Securities Act") and were sold in the United States in a private placement under Rule 144A under the Securities Act, and were not offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to an agreement with the holders of the Debentures, the Debentures and the underlying Class B Common Stock were registered for resale under the Securities Act. The Company used the net proceeds generated from the Debenture issuance to repay debt which was reborrowed to finance previously disclosed acquisitions, (see Note 2 to the Consolidated Financial Statements) and for other general corporate purposes.

  As of December 31, 2000, the Company had $355 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the

Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or a money market rate. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio.

  As of December 31, 2000, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed on October 30th of each year. The commercial paper program has been renewed for the period of October 31, 2000 through October 30, 2001.

  Total debt as a percentage of total capitalization was 43% at December 31, 2000 and 40% at December 31, 1999 and 1998. The increase during 2000 as compared to 1999 was due primarily to the 2000 purchase transactions, capital additions and stock purchases, as mentioned above, which were essentially financed with net cash provided by operating activities and borrowings generated from the issuance of the Debentures.

  As of December 31, 2000, the Company had a five year interest rate swap having a notional principal amount of $135 million whereby the Company pays a floating rate and the counter-party pays the Company a fixed rate of 8.75%. The counter-party has the right to cancel the swap at any time during the swap term with thirty days notice. Simultaneously, the Company entered into a fixed rate swap having a notional principal amount of $135 million whereby the Company pays a fixed rate of 6.76% and receives a floating rate from the counter-party. In addition, the Company previously entered into forward starting interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million. The forward start date on the interest rate swaps was August, 2000 with an original maturity date of August, 2010, which was reduced during 2000 to August, 2005. The average fixed rate of the $75 million of interest rate swaps, including the Company's current borrowing spread of .35%, is 7.05%. As of December 31, 1999 the Company had two interest rate swap agreements that fixed the rate of interest on a notional principal amount of $50 million for a period of three years. These interest rate swaps expired on January 4, 2000. The average fixed rate obtained through these interest rate swaps was 6.20% including the Company's borrowing spread of
 .425%

  The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense and income incurred on existing and now expired interest rate swaps, was 7.1%, 6.2% and 6.4% during 2000, 1999 and 1998, respectively. Additional interest expense and interest income recorded as a result of the Company's hedging activity was income of $414,000 in 2000 and expense of $202,000 and $75,000 in 1999 and 1998, respectively. The Company is exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreements. All of the counterparties are creditworthy financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The estimated fair value of the cost to the Company to terminate the interest rate swap obligations at December 31, 2000 was approximately $4.3 million.

  The Company expects to finance all capital expenditures and acquisitions with internally generated funds, borrowed funds and issuance of securities. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement, the commercial paper facility or the issuance of long-term securities.

ITEM 7.a. Qualitative and Quantitative Disclosures About Market Risk

  See Item 7. Management's Discussion and Analysis of Operations and Financial Condition--Market Risks Associated with Financial Instruments

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. Executive Compensation

  There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 13. Certain Relationships and Related Transactions

  There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

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

  10.2 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as
Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

  10.3 Agreement, effective January 1, 2001, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

  10.4 Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Registrant and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

  10.5 Share Option Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and Registrant, previously filed as
Exhibit 10.4 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

  10.6 Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by Registrant in favor of Universal Health Realty Income Trust, previously filed as Exhibit
10.5 to Registrant's Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

  10.7 1990 Employees' Restricted Stock Purchase Plan, previously filed as
Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference.

  10.8 1992 Stock Bonus Plan, previously filed as Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, is incorporated herein by reference.

  10.9 Sale and Servicing Agreement dated as of November 16, 1993 between Certain Hospitals and UHS Receivables Corp., previously filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.10 Amendment No. 2 dated as of August 31, 1998, to Sale and Servicing Agreements dated as of various dates between each hospital company and UHS Receivables Corp., previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

  10.11 Servicing Agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS of Delaware, Inc. and Continental Bank, National Association, previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.12 Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and Continental Bank, National Association, previously filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.13 Amendment No. 1 to the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

  10.14 Amendment No. 2, dated as of April 17, 1997 to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., a Delaware corporation, Sheffield Receivables Corporation, a Delaware corporation, and First Bank National Association, a national banking association, as trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

  10.15 Form of Amendment No. 3, dated as of August 31, 1998, to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and U.S. Bank National Association (successor to First Bank National Association and Continental Bank, National Association) previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

  10.16 Agreement, dated as of August 31, 1998, by and among each hospital company signatory hereto, UHS Receivables Corp., a Delaware Corporation, Sheffield Receivables Corporation and U.S. Bank National Association, as Trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

  10.17 Guarantee dated as of November 16, 1993, by Universal Health Services, Inc. in favor of UHS Receivables Corp., previously filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.18 Amendment No. 1 to the 1992 Stock Bonus Plan, previously filed as
Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.19 1994 Executive Incentive Plan, previously filed as Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.20 Credit Agreement, dated as of July 8, 1997 among Universal Health Services, Inc., various banks and Morgan Guaranty Trust Company of New York, as agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

  10.21 Amendment No. 1, dated as of June 29, 1998, to the Credit Agreement dated as of July 8, 1997, among Universal Health Services, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York, as the Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

  10.22 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

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

  10.29 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.30 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as
Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.31 Supplemental Indenture Dated as of January 1, 1998 to Indenture Dated as of July 15, 1995 between Universal Health Services, Inc. and PNC BANK, National Association, Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

  10.32 1992 Corporate Ownership Program, as Amended, previously filed as
Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

  10.33 Amended and Restated 1992 Stock Option Plan.

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

March 15, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                        Title                 Date

          /s/Alan B. Miller            Chairman of the          March 15, 2001
-------------------------------------   Board, President
           Alan B. Miller               and Director
                                        (Principal
                                        Executive Officer)

        /s/Anthony Pantaleoni          Director                 March 15, 2001
-------------------------------------
         Anthony Pantaleoni

          /s/Robert H. Hotz            Director                 March 15, 2001
-------------------------------------
           Robert H. Hotz

         /s/John H. Herrell            Director                 March 15, 2001
-------------------------------------
           John H. Herrell

   /s/John F. Williams, Jr., M.D.      Director                 March 15, 2001
-------------------------------------
     John F. Williams, Jr., M.D.

          /s/Leatrice Ducat            Director                 March 15, 2001
-------------------------------------
           Leatrice Ducat

     /s/Joseph T. Sebastianelli        Director                 March 15, 2001
-------------------------------------
       Joseph T. Sebastianelli

          /s/Kirk E. Gorman            Senior Vice              March 15, 2001
-------------------------------------   President and Chief
           Kirk E. Gorman               Financial Officer

           /s/Steve Filton             Vice President,          March 15, 2001
-------------------------------------   Controller,
            Steve Filton                Principal
                                        Accounting Officer
                                        and Secretary

                        UNIVERSAL HEALTH SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(a))

Consolidated Financial Statements:
  Report of Independent Public Accountants on Consolidated Financial
   Statements and Schedule.................................................  32
  Consolidated Statements of Income for the three years ended December 31,
   2000....................................................................  33
  Consolidated Balance Sheets as of December 31, 2000 and 1999.............  34
  Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 2000...........................................  35
  Consolidated Statements of Cash Flows for the three years ended December
   31, 2000................................................................  36
  Notes to Consolidated Financial Statements...............................  37
  Supplemental Financial Statement Schedule II: Valuation and Qualifying
   Accounts................................................................  55

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
February 15, 2001

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31
                                              --------------------------------
                                                 2000       1999       1998
                                              ---------- ---------- ----------
                                              (In thousands, except per share
                                                           data)
Net revenues................................. $2,242,444 $2,042,380 $1,874,487
Operating charges
  Salaries, wages and benefits...............    873,747    793,529    728,013
  Other operating expenses...................    515,084    475,070    438,065
  Supplies expense...........................    301,663    289,074    257,713
  Provision for doubtful accounts............    192,625    166,139    139,526
  Depreciation & amortization................    112,809    108,333    105,442
  Lease and rental expense...................     49,039     49,029     46,516
  Interest expense, net......................     29,941     26,872     27,117
  Nonrecurring charges.......................      7,747      5,300        --
                                              ---------- ---------- ----------
                                               2,082,655  1,913,346  1,742,392
                                              ---------- ---------- ----------
Income before minority interests and income
 taxes.......................................    159,789    129,034    132,095
Minority interests in earnings of
 consolidated entities.......................     13,681      6,251      9,083
                                              ---------- ---------- ----------
Income before income taxes...................    146,108    122,783    123,012
Provision for income taxes...................     52,746     45,008     43,454
                                              ---------- ---------- ----------
Net income................................... $   93,362 $   77,775 $   79,558
                                              ========== ========== ==========
Earnings per common share--basic............. $     3.10 $     2.48 $     2.45
                                              ========== ========== ==========
Earnings per common & common share
 equivalents--diluted........................ $     3.01 $     2.43 $     2.39
                                              ========== ========== ==========
Weighted average number of common shares--
 basic.......................................     30,110     31,417     32,511
Weighted average number of common share
 equivalents.................................      2,300        573        782
                                              ---------- ---------- ----------
Weighted average number of common shares and
 equivalents--diluted........................     32,410     31,990     33,293
                                              ========== ========== ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
                                                              (Dollar amounts
                                                               in thousands)
                         ASSETS
Current Assets
Cash and cash equivalents................................  $   10,545 $    6,181
Accounts receivable, net.................................     376,601    307,294
Supplies.................................................      45,518     41,173
Deferred income taxes....................................      17,943     26,768
Other current assets.....................................      25,848     21,833
                                                           ---------- ----------
 Total current assets....................................     476,455    403,249
Property and Equipment
Land.....................................................     109,744     94,891
Buildings and improvements...............................     704,065    637,822
Equipment................................................     441,623    381,934
Property under capital lease.............................      25,563     25,605
                                                           ---------- ----------
                                                            1,280,995  1,140,252
Less accumulated depreciation............................     512,704    437,837
                                                           ---------- ----------
                                                              768,291    702,415
Funds restricted for construction........................      37,381     41,463
Construction-in-progress.................................      69,955     33,175
                                                           ---------- ----------
                                                              875,627    777,053
Other assets
Excess of cost over fair value of net assets acquired....     316,777    276,031
Deferred charges.........................................      17,223     10,870
Other....................................................      56,295     30,770
                                                           ---------- ----------
                                                              390,295    317,671
                                                           ---------- ----------
                                                           $1,742,377 $1,497,973
                                                           ========== ==========
       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt.....................  $      689 $    3,506
Accounts payable.........................................     113,294    105,334
Accrued liabilities
 Compensation and related benefits.......................      52,361     51,759
 Interest................................................       4,964      5,984
 Taxes other than income.................................      15,296     11,015
 Other...................................................      59,708     39,602
 Federal and state taxes.................................       2,528        --
                                                           ---------- ----------
 Total current liabilities...............................     248,840    217,200
Other Noncurrent Liabilities.............................      71,730     73,705
Minority Interests.......................................     120,788    115,635
Long-Term Debt...........................................     548,064    419,203
Deferred Income Taxes....................................      36,381     30,619
Commitments and Contingencies (Note 7)
Common Stockholders' Equity
Class A Common Stock, voting, $.01 par value;authorized
 12,000,000 shares; issued and outstanding
 1,924,443 shares in 2000 and 2,030,566 in 1999..........          19         20
Class B Common Stock, limited voting, $.01 par value;
 authorized 75,000,000 shares; issued and
 outstanding 27,774,656 shares in 2000 and 28,392,100 in
 1999....................................................         278        284
Class C Common Stock, voting, $.01 par value; authorized
 1,200,000 shares; issued and outstanding
 193,924 shares in 2000 and 204,593 in 1999..............           2          2
Class D Common Stock, limited voting, $.01 par value;
 authorized 5,000,000 shares; issued and
 outstanding 22,265 shares in 2000 and 24,857 in 1999....         --         --
Capital in excess of par value, net of deferred
 compensation of $485 in 2000 and $116 in 1999...........     139,953    158,345
Retained earnings........................................     576,322    482,960
                                                           ---------- ----------
                                                              716,574    641,611
                                                           ---------- ----------
                                                           $1,742,377 $1,497,973
                                                           ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 2000, 1999, and 1998

                                                      Capital
                                                         in
                                                       Excess
                          Class  Class  Class  Class     of
                            A      B      C      D      Par     Retained
                          Common Common Common Common  Value    Earnings  Total
                          ------ ------ ------ ------ --------  -------- --------
                                          (Amounts in thousands)
Balance January 1,
 1998...................   $21    $301    $2    --    $200,656  $325,627 $526,607
Common Stock
  Issued................   --        4   --     --      10,791       --    10,795
  Repurchased...........   --       (6)  --     --     (24,900)      --   (24,906)
Amortization of deferred
 compensation...........   --      --    --     --         216       --       216
After-tax gain on
 partial sale of
 subsidiary.............   --      --    --     --      34,737       --    34,737
Net income..............   --      --    --     --         --     79,558   79,558
                           ---    ----   ---    ---   --------  -------- --------
Balance January 1,
 1999...................    21     299     2    --     221,500   405,185  627,007
Common Stock
  Issued................    (1)      5   --     --       7,956       --     7,960
  Repurchased...........   --      (20)  --     --     (71,205)      --   (71,225)
Amortization of deferred
 compensation...........   --      --    --     --          94       --        94
Net income..............   --      --    --     --         --     77,775   77,775
                           ---    ----   ---    ---   --------  -------- --------
Balance January 1,
 2000...................    20     284     2    --     158,345   482,960  641,611
Common Stock
  Issued................    (1)      6   --     --      16,629       --    16,634
  Repurchased...........   --      (12)  --     --     (35,973)      --   (35,985)
Amortization of deferred
 compensation...........   --      --    --     --         952       --       952
Net income..............   --      --    --     --         --     93,362   93,362
                           ---    ----   ---    ---   --------  -------- --------
Balance December 31,
 2000...................   $19    $278    $2    --    $139,953  $576,322 $716,574
                           ===    ====   ===    ===   ========  ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31
                                                ------------------------------
                                                  2000       1999      1998
                                                ---------  --------  ---------
                                                   (Amounts in thousands)
Cash Flows from Operating Activities:
 Net income.................................... $  93,362  $ 77,775  $  79,558
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization................   112,809   108,333    105,442
  Minority interests in earnings of
   consolidated entities.......................    13,681     6,251      9,083
  Accretion of discount on Convertible
   Debentures..................................     5,239       --         --
  Other non-cash charges.......................     7,747     5,300        --
  Changes in assets and liabilities, net of
   effects from acquisitions and dispositions:
   Accounts receivable.........................   (29,391)  (37,958)   (20,060)
   Accrued interest............................    (1,020)     (157)     1,459
   Accrued and deferred income taxes...........    28,489    (3,370)     3,541
   Other working capital accounts..............     1,408    32,371     (8,327)
   Other assets and deferred charges...........   (17,237)   (5,775)    (6,220)
   Increase in working capital at acquired
    facilities.................................   (24,155)      --         --
   Other.......................................    (6,209)    2,957     (2,837)
   Accrued insurance expense, net of commercial
    premiums paid..............................     9,012     7,485      8,933
   Payments made in settlement of self-
    insurance claims...........................   (11,281)  (17,655)   (18,888)
                                                ---------  --------  ---------
    Net cash provided by operating activities..   182,454   175,557    151,684
                                                ---------  --------  ---------
Cash Flows from Investing Activities:
 Property and equipment additions..............  (113,900)  (67,576)   (96,808)
 Acquisition of businesses.....................  (141,333)  (31,588)  (189,332)
 Proceeds received from merger, sale or
  disposition of assets........................    16,253    16,358     16,404
 Investment in business........................   (12,273)      --         --
                                                ---------  --------  ---------
    Net cash used in investing activities......  (251,253)  (82,806)  (269,736)
                                                ---------  --------  ---------
Cash Flows from Financing Activities:
 Additional borrowings, net of financing
  costs........................................   252,566    15,150    152,199
 Reduction of long-term debt...................  (141,045)  (15,830)    (8,050)
 Distributions to minority partners............    (7,633)  (18,439)    (1,751)
 Issuance of common stock......................     5,260     2,514      1,488
 Repurchase of common shares...................   (35,985)  (71,225)   (24,906)
                                                ---------  --------  ---------
    Net cash provided by (used in) financing
     activities................................    73,163   (87,830)   118,980
                                                ---------  --------  ---------
Increase in Cash and Cash Equivalents..........     4,364     4,921        928
Cash and Cash Equivalents, Beginning of
 Period........................................     6,181     1,260        332
                                                ---------  --------  ---------
Cash and Cash Equivalents, End of Period....... $  10,545  $  6,181  $   1,260
                                                =========  ========  =========
Supplemental Disclosures of Cash Flow
 Information:
 Interest paid................................. $  25,722  $ 27,029  $  25,658
 Income taxes paid, net of refunds............. $  24,284  $ 48,833  $  39,913
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

  Nature of Operations: The principal business of the Company is owning and operating, through its subsidiaries, acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and women's centers. At December 31, 2000, the Company operated 23 acute care hospitals, 35 behavioral health centers and a specialized women's health center, located in 22 states, the District of Columbia and Puerto Rico. The Company, as part of its Ambulatory Treatment Centers Division owns outright, or in partnership with physicians, and operates or manages 25 surgery and radiation oncology centers located in 12 states and the District of Columbia. As of December 31, 2000, the Company held majority interests in three separate partnerships/limited liability companies which own the property of, and manage, three radiation therapy centers located in Kentucky and California. Since the Company does not control the operations of these centers, the operating results of these centers are not included in the Company's consolidated financial statements.

  Services provided by the Company's hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic care, coronary care, pediatric services and behavioral health services. The Company provides capital resources, as well as a variety of management services to its facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

  Net revenues from the Company's acute care hospitals, ambulatory and outpatient treatment centers and women's center accounted for 84%, 86%, and 87% of consolidated net revenues in 2000, 1999 and 1998, respectively. Net revenues from the Company's behavioral health care facilities accounted for 16%, 13% and 12% of consolidated net revenues in 2000, 1999 and 1998, respectively.

  The more significant accounting policies follow:

  Net Revenues: Net revenues are reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors due to future audits, reviews and investigations. These net revenues are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined or as years are no longer subject to such audits, reviews and investigations. Medicare and Medicaid net revenues represented 44%, 46% and 46% of net patient revenues for the years 2000, 1999 and 1998, respectively. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. In addition, approximately 35% in 2000, 32% in 1999 and 27% in 1998 of the Company's net patient revenues were generated from managed care companies which includes health maintenance organizations and preferred provider organizations.

  The Company provides care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net operating revenues or in operating expenses.

  Concentration of Revenues: The three facilities operating in the Las Vegas market contributed on a combined basis 18% of the Company's 2000 consolidated net revenues. The two facilities located in the McAllen/Edinburg, Texas market contributed on a combined basis, 12% of the Company's 2000 consolidated net revenues.

  Accounts Receivable: Accounts receivable are recorded at the estimated net realizable amounts from patients, third-party payors and others for services rendered, net of contractual allowances and net of allowance for doubtful accounts of $65.4 million and $55.7 million in 2000 and 1999, respectively.

  Property and Equipment: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. The Company capitalized $453,000 of interest costs related to construction in progress in 2000. No interest was capitalized in 1999 and 1998.

  Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years).

  Other Assets: The excess of cost over fair value of net assets acquired in purchase transactions, net of accumulated amortization of $113.0 million in 2000 and $91.4 million in 1999, is amortized using the straight-line method over periods ranging from five to forty years. As of December 31, 2000, the weighted average amortization period is approximately nineteen years.

  During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. The cash surrender value of the policies ( $18.5 million at December 31, 2000 and $20.0 million at December 31, 1999) was recorded net of related loans ($18.4 million at December 31, 2000 and $20.0 million at December 31, 1999) and is included in other assets.

  During 2000, the Company invested $12 million to acquire a minority ownership interest in an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services, accounted at cost.

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

  Minority Interest Liabilities: As of December 31, 2000 and 1999, the $120.8 million and $115.6 million minority interest balance consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada and a 20% outside ownership interest in an acute care facility located in Washington, DC.

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

                                                         Twelve Months Ended
                                                            December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
                                                        (in thousands, except
                                                           per share data)
   Basic:
     Net income....................................... $93,362 $77,775 $79,558
     Average shares outstanding.......................  30,110  31,417  32,511
                                                       ------- ------- -------
     Basic EPS........................................ $  3.10 $  2.48 $  2.45
                                                       ======= ======= =======
   Diluted:
     Net income....................................... $93,362 $77,775 $79,558
     Add discounted convertible debenture interest,
      net of income tax effect........................   4,092     --      --
                                                       ------- ------- -------
       Totals......................................... $97,454 $77,775 $79,558
                                                       ======= ======= =======
     Average shares outstanding.......................  30,110  31,417  32,511
     Net effect of dilutive stock options and grants
      based on the treasury stock method..............     548     573     782
     Assumed conversion of discounted convertible
      debentures......................................   1,752     --      --
                                                       ------- ------- -------
       Totals.........................................  32,410  31,990  33,293
                                                       ------- ------- -------
     Diluted EPS...................................... $  3.01 $  2.43 $  2.39
                                                       ======= ======= =======

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

  Statement of Cash Flows: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $2.7 million in 2000, $2.6 million in 1999, and $2.6 million in 1998.

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

  Comprehensive Income: Net income as reported by the Company reflects total comprehensive income for the years ended December 31, 2000, 1999 and 1998.

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

  Accounting for Derivative Instruments and Hedging Activities: The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allow a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  The Company has adopted SFAS No. 133 effective January 1, 2001. The adoption of this new standard as of January 1, 2001 will result in a cumulative effect of an accounting change of approximately $1.7 million in earnings to recognize at fair value all derivatives that are designated as fair-value hedging instruments and a cumulative effect of an accounting change of approximately $1.7 million to recognize the difference between the carrying values and fair values of related hedged assets and liabilities. Changes in the fair value of derivatives that are designated as fair-value hedging instruments and related hedged assets and liabilities will be recognized in current earnings.

  The Company would have also recorded a cumulative effect of an accounting change of approximately $2.6 million in other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Company believes that its hedges are highly effective with changes in effectiveness expected to be reported in other comprehensive income. Changes in any ineffectiveness will be reported in current earnings.

2) ACQUISITIONS AND DIVESTITURES

  2001 -- Subsequent to year end, the Company acquired the following facilities for a total investment, including working capital, of approximately $112 million: (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico; (ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts, and; (iv) a 60-bed specialty heart hospital located in McAllen, Texas.

  2000 -- During the third quarter of 2000, the Company acquired a 277-bed acute care facility located in Enid, Oklahoma for a purchase price of approximately $38 million. During the fourth quarter of 2000, the Company acquired 12 behavioral health care facilities located in Pennsylvania, Delaware, Georgia, Kentucky, South Carolina, Tennessee, Mississippi, Utah and Texas for a combined purchase price of approximately $91 million. Also during the fourth quarter of 2000, the Company acquired a 77-bed acute care facility located in Eagle Pass, Texas, for a purchase price of approximately $10 million. The Company also spent $2 million during the year to purchase the operations of a behavioral health care facility in Texas.

  The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

                                                                        Amount
                                                                        (000s)
                                                                       --------
     Working capital, net............................................. $  5,000
     Property, plant and equipment....................................   77,000
     Goodwill.........................................................   58,000
     Other assets.....................................................    1,000
                                                                       --------
       Total Cash Purchase Price...................................... $141,000
                                                                       ========

  The Company does not believe that the final purchase price allocations will differ significantly from the preliminary purchase price allocations at December 31, 2000. The increases of $24.2 million in other working capital accounts at acquired facilities from their date of acquisition through December 31, 2000 consisted of the following:

                                                                        Amount
                                                                        (000s)
                                                                        -------
     Accounts receivable............................................... $36,800
     Other working capital accounts....................................  (7,700)
     Other.............................................................  (4,900)
                                                                        -------
       Total working capital changes................................... $24,200
                                                                        =======

  Assuming the above mentioned 2000 acquisitions had been completed as of January 1, 2000, the unaudited pro forma net revenues and net income for the year ended December 31, 2000 would have been approximately $2.4 billion and $100.4 million, respectively, and the unaudited pro forma basic and diluted earnings per share would have been $3.34 and $3.23, respectively. Assuming the 2000 acquisitions had been completed as of January 1, 1999, the unaudited pro forma net revenues and net income for the year ended December 31, 1999 would have been approximately $2.3 billion and $90.1 million, respectively, and the unaudited pro forma basic and diluted earnings per share would have been $2.87 and $2.82, respectively.

  During 2000, the Company received net proceeds of $16 million resulting from the divestiture of the real property of a behavioral health care facility located in Florida, a medical office building located in Nevada and its ownership interests in a specialized women's health center and two physician practices located in Oklahoma. The Company received $10.5 million of proceeds for the medical office building, referred to above, which was sold to a limited liability company that is majority owned by Universal Health Realty Income Trust. The net gain/loss resulting from these transactions did not have a material impact on the 2000 results of operations.

  1999 -- During the second quarter of 1999, the Company acquired three behavioral health care facilities located in Illinois, Indiana and New Jersey for a combined purchase price of approximately $27 million, plus contingent consideration of up to $3 million. Also during the second quarter of 1999, the Company exchanged the operations and assets of a 147-bed acute care facility located in Victoria, Texas for the assets and operations of a 117-bed acute care facility located in Laredo, Texas. No gain or loss resulted from this exchange transaction since the fair value of assets acquired was equal to the book value of assets surrendered. In connection with this transaction, the Company also spent $5 million to purchase additional land in Laredo, Texas on which it is constructing a replacement hospital scheduled to be completed and opened during the third quarter of 2001. During 1999, the Company received total proceeds of $16 million generated primarily from the sale of the real property of two medical office buildings ($14 million). The net gain/loss resulting from these transactions was not material. One of these medical office buildings was sold to a limited liability company that is majority owned by Universal Health Realty Income Trust for cash proceeds of $13 million. The aggregate net purchase price of the facilities and land acquired, including the fair value of exchanged facility, was allocated to assets and liabilities based on their estimated fair values as follows:

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
                                                                        -------
       Total Cash Purchase Price....................................... $32,000
                                                                        =======

  Assuming the acquisitions of the three behavioral health care facilities occurred on January 1, 1999 the effect on the December 31,1999 unaudited pro forma net revenues, net income and basic and diluted earnings per share would have been immaterial.

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

3) LONG-TERM DEBT

  A summary of long-term debt follows:

                                                                 December 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                                   (000s)
   Long-term debt:
     Notes payable and Mortgages payable (including
      obligations under capitalized Leases of $2,821 in 2000
      and $2,866 in 1999) with varying maturities through
      2005; weighted average interest at 7.9% in 2000 and
      7.0% in 1999(see Note 6 regarding capitalized
      leases)...............................................  $  2,869 $  6,240
     Revolving credit and demand notes......................    37,955  173,890
     Commercial paper.......................................   100,000   90,000
     Revenue bonds:
       Interest at floating rates ranging from 4.8% to 5.0%
        at December 31, 2000 with varying maturities through
        2015................................................    18,200   18,200
     8.75% Senior Notes due 2005, net of the unamortized
      discount of $510 in 2000 and $621 in 1999.............   134,490  134,379
     5.00% Convertible Debentures due 2020, net of the
      unamortized discount of $331,753 in 2000..............   255,239      --
                                                              -------- --------
                                                               548,753  422,709
   Less-Amounts due within one year.........................       689    3,506
                                                              -------- --------
                                                              $548,064 $419,203
                                                              ======== ========

  During 2000, the Company issued discounted Convertible Debentures due in 2020 ("Debentures"). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures' yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 5.6024 shares of the Company's common stock per $1,000 of Debentures, however, the Company has the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued original interest to the date of redemption.

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

  The Company has a $400 million unsecured non-amortizing revolving credit agreement, which expires on July 8, 2002. The agreement includes a $50 million sublimit for letters of credit, of which $43 million was available at December 31, 2000. The interest rate on borrowings is determined at the Company's option at the prime rate, certificate of deposit rate plus .375% to .625%, Euro-dollar plus .25% to .50% or a money market rate. A facility fee ranging from .125% to .375% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. At December 31, 2000, the applicable margins over the certificate of deposit and the Euro-dollar rate were .475% and .350%, respectively, and the commitment fee was .15%. There are no compensating balance requirements. At December 31, 2000, the Company had $355 million of unused borrowing capacity available under the revolving credit agreement.

  The Company also has a $100 million commercial paper credit facility. A large portion of the Company's acute care patient accounts receivable are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment.
This annually renewable program, which began in November 1993, is scheduled to expire or be renewed on October 30th of each year. Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term. As of December 31, 2000, the Company had no unused borrowing capacity under the terms of the commercial paper facility.

  The average amounts outstanding during 2000, 1999 and 1998 under the revolving credit and demand notes and commercial paper program were $170.0 million, $246.1 million and $234.2 million, respectively, with corresponding effective interest rates of 7.4%, 6.2% and 6.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were, $270.9 million in 2000, $263.9 million in 1999 and $289.6 million in 1998.

  As of December 31, 2000, the Company had a five year interest rate swap having a notional principal amount of $135 million whereby the Company pays a floating rate and the counter-party pays the Company a fixed rate of 8.75% plus a non-cancelable fixed rate payment of .465%. The counter-party has the right to cancel the swap at any time during the swap term with thirty days notice excluding the non-cancelable fixed rate payment. Simultaneously, the Company entered into a fixed rate swap having a notional principal amount of $135 million whereby the Company pays a fixed rate of 6.76% and receives a floating rate from the counter-party. In addition, the Company previously entered into forward starting interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million. The forward start date on the interest rate swaps was August, 2000 with an original maturity date of August, 2010, which was reduced during 2000 to August, 2005. The average fixed rate of the $75 million of interest rate swaps, including the Company's current borrowing spread of .35%, is 7.05%. As of December 31, 1999, the Company had two interest rate swap agreements that fixed the rate of interest on a notional principal amount of $50 million for a period of three years. These interest rate swaps expired on January 4, 2000. The average fixed rate obtained through these interest rate swaps was 6.20% including the Company's borrowing spread of .425%

  The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense and income incurred on existing and now expired interest rate swaps, was 7.1%, 6.2% and 6.4% during 2000, 1999 and 1998, respectively. Additional interest expense and interest income recorded as a result of the Company's hedging activity was income of $414,000 in 2000 and expense of $202,000 and $75,000 in 1999 and 1998, respectively. The Company is exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreements. All of the counterparties are creditworthy financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The estimated fair value of the cost to the Company to terminate the interest rate swap obligations at December 31, 2000 and 1999 was approximately $4.3 million and $2.9 million, respectively.

  Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 2000.

  The fair value of the Company's long-term debt at December 31, 2000 and 1999 was approximately $693.3 million and $420.5 million, respectively.

  Aggregate maturities follow:

                                                                        (000s)
                                                                       --------
     2001............................................................. $    689
     2002.............................................................  138,966
     2003.............................................................      588
     2004.............................................................      349
     2005.............................................................  134,696
     Later............................................................  605,218
                                                                       --------
       Total.......................................................... $880,506
     Less: Discount on Convertible Debentures......................... (331,753)
                                                                       --------
       Net Total...................................................... $548,753
                                                                       ========

4) COMMON STOCK

  During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to six million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 580,500 shares at an average purchase price of $42.90 per share ($24.9 million in the aggregate) during 1998, 2,028,379 shares at an average purchase price of $35.10 per share ($71.2 million in the aggregate) during 1999 and 1,204,000 shares at an average purchase price of $29.90 per share ($36.0 million in the aggregate) during 2000. Since inception of the stock purchase program in 1998 through December 31, 2000, the Company purchased a total of 3,812,879 shares at an average purchase price of $34.65 per share ($132.1 million in the aggregate).

  At December 31, 2000, 8,562,425 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, for issuance upon conversion of the Company's discounted Convertible Debentures, and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

  SFAS No. 123 requires the Company to disclose pro-forma net income and pro-forma earnings per share as if compensation expense were recognized for options granted beginning in 1995. Using this approach, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
                                                         (000s, except per share
                                                                amounts)
   Net Income:
     As Reported........................................ $93,362 $77,775 $79,558
     Pro Forma.......................................... $90,199 $75,298 $78,362
   Earnings Per Share:
     As Reported:
       Basic............................................ $  3.10 $  2.48 $  2.45
       Diluted.......................................... $  3.01 $  2.43 $  2.39
     Pro Forma:
       Basic............................................ $  3.00 $  2.40 $  2.41
       Diluted.......................................... $  2.91 $  2.35 $  2.35

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the thirteen option grants that occurred during 2000, 1999 and 1998:

   Year Ended December 31,                               2000    1999    1998
   -----------------------                              ------- ------- -------
   Volatility.......................................... 21%-44% 21%-38% 21%-28%
   Interest rate.......................................   5%-7%   5%-6%   5%-6%
   Expected life (years)...............................   3.7     4.3     4.1
   Forfeiture rate.....................................      1%      3%      2%

  Stock-based compensation costs on a pro forma basis would have reduced pretax income by $5.1 million ($3.2 million after tax) in 2000, $4.0 million ($2.5 million after tax) in 1999 and $1.9 million ($1.2 million after tax) in 1998. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma disclosures may not be representative of that to be expected in future years.

  Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans.

  Information with respect to these options is summarized as follows:

                                                           Average
                                                Number of  Option      Range
   Outstanding Options                           Shares     Price   (High-Low)
   -------------------                          ---------  ------- -------------
   Balance, January 1, 1998.................... 1,415,573  $18.71  $44.56-$ 7.44
     Granted...................................   448,000  $51.73  $56.56-$47.81
     Exercised.................................  (262,511) $14.46  $41.25-$ 7.44
     Cancelled.................................    (8,500) $37.89  $47.81-$23.25
  ------------------------------------------------------------------------------
   Balance, January 1, 1999.................... 1,592,562  $28.60  $56.56-$ 9.81
     Granted...................................   641,330  $32.49  $51.12-$23.69
     Exercised.................................  (467,587) $11.52  $41.25-$ 9.81
     Cancelled.................................   (63,850) $41.40  $52.00-$16.56
  ------------------------------------------------------------------------------
   Balance, January 1, 2000.................... 1,702,455  $34.28  $56.56-$14.63
     Granted...................................   264,500  $46.10  $67.44-$44.56
     Exercised.................................  (727,870) $27.61  $56.56-$14.63
     Cancelled.................................   (47,063) $43.07  $56.56-$23.69
  ------------------------------------------------------------------------------
   Balance, December 31, 2000.................. 1,192,022  $40.63  $67.44-$23.69
  ------------------------------------------------------------------------------

  Outstanding Options at December 31, 2000:

                          Average Option         Range
     Number of Shares         Price           (High-Low)       Contractual Life
     ----------------     --------------     -------------     ----------------
          305,250             $24.58         $37.88-$23.69           3.7
          886,772             $48.08         $67.44-$40.44           3.1
        ---------
        1,192,022
        =========

  All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 2000 have an average remaining contractual life of 3.3 years. At December 31, 2000, options for 526,782 shares were available for grant. At December 31, 2000, options for 230,392 shares of Class B Common Stock with an aggregate purchase price of $9.6 million (average of $41.78 per share) were exercisable. In connection with the stock option plan, the Company provides the optionee with a three year loan to cover the tax liability incurred upon exercise of the options. The loan is forgiven on the maturity date if the optionee is employed by the Company on that date. The Company recorded compensation expense over the service period and recognized compensation expense of $6.5 million in 2000, $7.6 million in 1999 and $8.4 million in 1998 in connection with this loan program.

  In addition to the stock option plan the Company has the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Ownership Plan whereby eligible employees may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iii) a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (iv) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The Company has reserved 2 million shares of Class B Common Stock for issuance under these various plans and has issued 1,073,063 shares pursuant to the terms of these plans as of December 31, 2000, of which 27,038, 57,680 and 42,010 became fully vested during 2000, 1999 and 1998, respectively. Compensation expense of $300,000 in 2000, $1.1 million in 1999 and $488,000 in 1998 was recognized in connection with these plans.

5) INCOME TAXES

Components of income tax expense are follows:

                                                        Year Ended December 31
                                                        ------------------------
                                                         2000    1999     1998
                                                        ------- -------  -------
                                                                (000s)
     Currently payable
       Federal......................................... $35,506 $48,558  $18,731
       State...........................................   3,217   4,449    1,738
                                                        ------- -------  -------
                                                         38,723  53,007   20,469
     Deferred
       Federal.........................................  12,884  (7,350)  21,122
       State...........................................   1,139    (649)   1,863
                                                        ------- -------  -------
                                                         14,023  (7,999)  22,985
                                                        ------- -------  -------
         Total......................................... $52,746 $45,008  $43,454
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

                                                     Year Ended December 31,
                                                     -----------------------
                                                         2000         1999
                                                     ------------  -----------
                                                              (000s)
   Self-insurance reserves.......................... $     26,475  $    30,305
   Doubtful accounts and other reserves.............       (9,393)       8,541
   State income taxes...............................         (712)      (1,354)
   Other deferred tax assets........................       21,057       10,084
   Depreciable and amortizable assets...............      (55,865)     (51,427)
                                                     ------------  -----------
       Total deferred taxes......................... ($    18,438) ($    3,851)

         === ===

  A reconciliation between the federal statutory rate and the effective tax rate is as follows:

                                Year Ended December 31,
                                -------------------------
                                 2000     1999     1998
                                -------  -------  -------
   Federal statutory rate......    35.0%    35.0%    35.0%
   Deductible depreciation,
    amortization and other.....    (0.8)    (0.2)    (1.6)
   State taxes, net of federal
    income tax benefit.........     1.9      1.9      1.9
                                -------  -------  -------
       Effective tax rate......    36.1%    36.7%    35.3%
                                =======  =======  =======

  The net deferred tax assets and liabilities are comprised as follows:

                                                     Year Ended December 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------  -----------
                                                              (000s)
   Current deferred taxes
     Assets.........................................      $27,114  $    26,768
     Liabilities....................................       (9,171)         --
                                                     ------------  -----------
       Total deferred taxes--current................       17,943       26,768
   Noncurrent deferred taxes
     Assets.........................................       20,418       22,384
     Liabilities....................................      (56,799)     (53,003)
                                                     ------------  -----------
       Total deferred taxes-noncurrent..............      (36,381)     (30,619)
                                                     ------------  -----------
   Total deferred taxes............................. ($    18,438) ($    3,851)
                                                     ============  ===========

  The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts and the current portion of the temporary differences related to self-insurance reserves. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company has not provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward period are reduced.

6) LEASE COMMITMENTS

  Certain of the Company's hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2006 (See Note 8). Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value.

  A summary of property under capital lease follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2000         1999
                                                       -----------  -----------
                                                               (000s)
   Land, buildings and equipment...................... $    25,563  $    25,605
   Less: accumulated amortization.....................     (22,994)     (22,902)
                                                       -----------  -----------
                                                            $2,569  $     2,703
                                                       ===========  ===========

  Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2000, are as follows:

                                                               Capital Operating
   Year                                                        Leases   Leases
   ----                                                        ------- ---------
                                                                    (000s)
   2001....................................................... $  837   $19,612
   2002.......................................................  1,177    12,508
   2003.......................................................    653     9,345
   2004.......................................................    380     7,747
   2005.......................................................    213     5,126
   Later Years................................................      0     5,148
                                                               ------   -------
     Total minimum rental..................................... $3,260   $59,486
                                                                        =======
   Less: Amount representing interest.........................    439
                                                               ------
   Present value of minimum rental commitments................  2,821
   Less: Current portion of capital lease obligations.........    668
                                                               ------
   Long-term portion of capital lease obligations............. $2,153
                                                               ======

  Capital lease obligations of $1.9 million in 2000, $1.1 million in 1999 and $160,000 in 1998 were incurred when the Company entered into capital leases for new equipment.

7) COMMITMENTS AND CONTINGENCIES

  Effective January 1, 1998, the Company's subsidiaries are covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. During 1996 and 1997, most of the Company's subsidiaries were self-insured for professional and general liability claims up to $5 million per occurrence, with excess coverage maintained up to $100 million with major insurance carriers. From 1986 to 1995, these subsidiaries were self-insured for professional and general liability claims up to $25 million and $5 million per occurrence, respectively. Since 1993, certain of the Company's subsidiaries, including one of its larger acute care facilities, have purchased general and professional liability occurrence policies with commercial insurers. These policies include coverage up to $25 million per occurrence for general and professional liability risks.

  As of December 2000 and 1999, the reserve for professional and general liability claims was $57.9 million and $58.5 million, respectively, of which $9.0 million and $7.3 million in 2000 and 1999, respectively, is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change in the near term.

  The Company has outstanding letters of credit totaling $57.3 million consisting of: (i) a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in the George Washington University Hospital;
(ii) $11.9 million related to the Company's self insurance programs; (iii) $4.7 million as support for a loan guarantee for an unaffiliated party, and;
(iv) $700,000 as support for various debt instruments.

  The Company entered into a long-term contract with a third party, that expires in 2007, to provide certain data processing services for its acute care and behavioral health facilities.

  During the fourth quarter of 1999, the Company made a decision to close and divest one of its specialized women's centers and recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. A jury verdict unfavorable to the Company was rendered during the fourth quarter of 2000 with respect to litigation regarding closing of this facility. This unprofitable facility was closed in February, 2001 and the Company has appealed the jury verdict. Accordingly, during the fourth quarter of 2000, the Company recognized a nonrecurring charge of $7.7 million for the amount of the jury verdict and a reserve for remaining legal costs. In addition, various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

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

8) RELATED PARTY TRANSACTIONS

  At December 31, 2000, the Company held approximately 8.5% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). Certain officers and directors of the Company are also officers and/or directors of the Trust. The Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1.2 million for the year ended December 31, 2000 and $1.1 million in each year ended December 31, 1999 and 1998, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment at December 31, 2000 and 1999 was $9.0 million and $8.3 million, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment at December 31, 2000 and 1999 was $15.1 million and $10.5 million, respectively.

  As of December 31, 2000, the Company leased six hospital facilities from the Trust with terms expiring in 2001 through 2006. These leases contain up to six 5-year renewal options. During 1998, the Company exercised five-year renewal options on four hospitals leased from the Trust which were scheduled to expire in 1999 through 2001. The leases on these facilities were renewed at the same lease rates and terms as the initial leases. Future minimum lease payments to the Trust are included in Note 6. Total rent expense under these operating leases was $17.1 million in 2000, $16.6 million in 1999, and $16.5 million in 1998. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. The Company received an advisory fee of $1.3 million in 2000 and $1.2 million in 1999 and 1998 from the Trust for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statement of income.

During 2000, a subsidiary of the Company exercised its option pursuant to its lease with the Trust to purchase the leased property upon the December 31, 2000 expiration of the initial lease term. The purchase price, which is based on the fair market value of the property as defined in the lease, was approximately $5.5 million. During 2000 and 1999, the Company sold the real property of two medical office buildings to limited liability companies that are majority owned by the Trust for cash proceeds of approximately $10.5 million in 2000 and $13.0 million in 1999. Tenants in the multi-tenant buildings include subsidiaries of the Company as well as unrelated parties.

A member of the Company's Board of Directors is a partner in the law firm used by the Company as its principal outside counsel. Another member of the Company's Board of Directors is a Managing Director of the underwriting firm used by the Company as one of its principal underwriters for the Convertible Debentures.

9) PENSION PLAN

  The Company maintains contributory and non-contributory retirement plans for eligible employees. The Company's contributions to the contributory plan amounted to $4.7 million, $4.2 million and $4.6 million in 2000, 1999 and 1998, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company's subsidiaries. The benefits are based on years of service and the employee's highest compensation for any five years of employment. The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

  The following table shows reconciliations of the defined benefit pension plan for the Company as of December 31, 2000 and 1999:

                                                                   (000s)
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
Change in benefit obligation:
  Benefit obligation at beginning of year..................... $46,455  $49,285
  Service cost................................................     921    1,041
  Interest cost...............................................   3,428    3,280
  Benefits paid...............................................  (1,589)  (1,629)
  Actuarial loss (gain).......................................     539   (5,522)
                                                               -------  -------
  Benefit obligation at end of year........................... $49,754  $46,455
Change in plan assets:
  Fair value of plan assets at beginning of year.............. $52,967  $50,702
  Actual return on plan assets................................   2,122    4,096
  Benefits paid...............................................  (1,589)  (1,629)
  Administrative expenses.....................................    (171)    (202)
                                                               -------  -------
  Fair value of plan assets at end of year.................... $53,329  $52,967
                                                               -------  -------
  Funded status of the plan................................... $ 3,576  $ 6,512
  Unrecognized actuarial gain.................................  (4,745)  (8,446)
                                                               -------  -------
  Net amount recognized....................................... $(1,169) $(1,934)
  Total amounts recognized in the balance sheet consist of:
  Accrued benefit liability................................... $(1,169) $(1,934)
Weighted average assumptions as of December 31
  Discount rate...............................................    7.50%    7.50%
  Expected long-term rate of return on plan assets............    9.00%    9.00%
  Rate of compensation increase...............................    4.00%    4.00%

                                                              (000s)
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Components of net periodic benefit cost
  Service cost....................................... $   921  $ 1,041  $   905
  Interest cost......................................   3,428    3,280    3,001
  Expected return on plan assets.....................  (4,700)  (4,530)  (3,316)
  Recognized actuarial gain..........................    (413)     --       --
                                                      -------  -------  -------
  Net periodic (benefit) cost........................ $  (764) $  (209) $   590
                                                      =======  =======  =======

  The fair value of plan assets exceeded the benefit obligations of the plan, as of December 31, 2000 and 1999, respectively.

10) SEGMENT REPORTING

  The Company's reportable operating segments consist of acute care services and behavioral health care services. The "Other" segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting. Also included are the operating results of the Company's other operating entities including the ambulatory surgery and radiation oncology centers and specialized women's health centers. The chief operating decision making group for the Company's acute care services and behavioral health care services is comprised of the Company's President and Chief Executive Officer, and the lead executives of each of the Company's two primary operating segments. The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                          (Dollar amounts in thousands)
                                   --------------------------------------------
                                     Acute    Behavioral
                                      Care      Health                Total
           2000                     Services   Services   Other    Consolidated
           ----                    ---------- ---------- --------  ------------
   Gross inpatient revenues....... $3,152,132  $584,030  $ 21,071   $3,757,233
   Gross outpatient revenues...... $1,104,264  $103,015  $116,765   $1,324,044
   Total net revenues............. $1,816,353  $356,340  $ 69,751   $2,242,444
   EBITDAR(a)..................... $  337,580  $ 64,960  $(43,215)  $  359,325
   Total assets................... $1,346,150  $267,427  $128,800   $1,742,377
   Licensed beds..................      4,980     2,612       --         7,592
   Available beds.................      4,220     2,552       --         6,772
   Patient days...................  1,017,646   608,423       --     1,626,069
   Admissions.....................    214,771    49,971       --       264,742
   Average length of stay.........        4.7      12.2       --           6.1

                                          (Dollar amounts in thousands)
                                   --------------------------------------------
                                     Acute    Behavioral
                                      Care      Health                Total
           1999                     Services   Services   Other    Consolidated
           ----                    ---------- ---------- --------  ------------
   Gross inpatient revenues....... $2,766,295  $414,468  $ 26,675   $3,207,438
   Gross outpatient revenues...... $  960,338  $ 97,056  $108,502   $1,165,896
   Total net revenues............. $1,691,329  $270,638  $ 80,413   $2,042,380
   EBITDAR(a)..................... $  310,445  $ 44,866  $(36,743)  $  318,568
   Total assets................... $1,233,652  $154,792  $109,529   $1,497,973
   Licensed beds..................      4,806     1,976       --         6,782
   Available beds.................      4,099     1,961       --         6,060
   Patient days...................    963,842   444,632       --     1,408,474
   Admissions.....................    204,538    37,810       --       242,348
   Average length of stay.........        4.7      11.8       --           5.8

                                          (Dollar amounts in thousands)
                                   --------------------------------------------
                                     Acute    Behavioral
                                      Care      Health                Total
           1998                     Services   Services   Other    Consolidated
           ----                    ---------- ---------- --------  ------------
   Gross inipatient revenues...... $2,440,526  $341,592  $ 21,774   $2,803,892
   Gross outpatient revenues...... $  846,698  $ 91,465  $ 80,621   $1,018,784
   Total net revenues............. $1,576,107  $233,010  $ 65,370   $1,874,487
   EBITDAR(a)..................... $  316,263  $ 38,556  $(43,649)  $  311,170
   Total assets................... $1,217,363  $127,500  $103,232   $1,448,095
   Licensed beds..................      4,696     1,782       --         6,478
   Available beds.................      3,985     1,767       --         5,752
   Patient days...................    884,966   365,935       --     1,250,901
   Admissions.....................    187,833    32,400       --       220,233
   Average length of stay.........        4.7      11.3       --           5.7

--------
(a) EBITDAR--Earnings before interest, income taxes, depreciation, amortization, lease & rental, minority interest expense and nonrecurring charges.

11) QUARTERLY RESULTS (unaudited)

  The following tables summarize the Company's quarterly financial data for the two years ended December 31, 2000.

                                             (000s, except per share amounts)
                                            -----------------------------------
                                             First    Second   Third    Fourth
   2000                                     Quarter  Quarter  Quarter  Quarter
   ----                                     -------- -------- -------- --------
   Net revenues............................ $541,004 $524,828 $561,790 $614,822
   Income before income taxes.............. $ 44,248 $ 36,423 $ 35,172 $ 30,265
   Net income.............................. $ 28,629 $ 23,309 $ 22,335 $ 19,089
   Earnings per share--basic............... $   0.94 $   0.77 $   0.75 $   0.64
   Earnings per share--diluted............. $   0.92 $   0.76 $   0.72 $   0.62

  Net revenues in 2000 include $28.9 million of additional revenues received from special Medicaid reimbursement programs in Texas and South Carolina. Of this amount, $7.7 million was recorded in each of the first and second quarters, $7.6 million in the third quarter and $5.9 million in the fourth quarter. These amounts were recorded in periods that the Company met all of the requirements to be entitled to these reimbursements. The Company received notification that beginning in the third quarter of 2000, reimbursements pursuant to the terms of these programs were being reduced by approximately $5.6 million annually, on a prospective basis. The Company has appealed the reductions related to the Texas program, however, the amounts included in the results of operations during the third and fourth quarters of 2000 were recorded as if the Company is unsuccessful in its appeal. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2001, or further reductions in reimbursements, could have a material adverse effect on the Company's future results of operations. During the fourth quarter of 2000, the Company recognized a nonrecurring charge of $7.7 million ($4.9 million after tax) or $.15 per share (diluted) to reflect an unfavorable jury verdict and a reserve for legal costs incurred in connection with the closure of an unprofitable women's health center.

                                             (000s, except per share amounts)
                                            -----------------------------------
                                             First    Second   Third    Fourth
   1999                                     Quarter  Quarter  Quarter  Quarter
   ----                                     -------- -------- -------- --------
   Net revenues............................ $520,095 $513,067 $489,828 $519,390
   Income before income taxes.............. $ 47,695 $ 36,879 $ 16,681 $ 21,528
   Net income.............................. $ 30,022 $ 23,030 $ 10,794 $ 13,929
   Earnings per share--basic............... $   0.94 $   0.73 $   0.34 $   0.46
   Earnings per share--diluted............. $   0.92 $   0.71 $   0.34 $   0.45

  Net revenues in 1999 include $37.0 million of additional revenues received from special Medicaid reimbursement programs. Of this amount, $10.1 million was recorded in the first quarter, $10.4 million in the second quarter, $8.9 million in the third quarter and $7.6 million in the fourth quarter. Included in net revenues during the second quarter was $3.2 million resulting from an adjustment to contractual allowances recorded in a prior year. During the fourth quarter, the Company recorded a $5.3 million ($3.3 million after minority interest and after tax) or $.10 per share (diluted) nonrecurring charge to reduce the carrying value of one of its specialized women's health centers. Also included in the fourth quarter results is approximately $2.0 million or $.04 per share (diluted) resulting from the reversal of bonus expense accrued in prior quarters during 1999.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                                    ------------------------
                         Balance at Charges to               Write-Off of   Balance
                         Beginning  Costs and  Acquisitions  Uncollectible  at End
      Description        of Period   Expenses  of Businesses   Accounts    of Period
      -----------        ---------- ---------- ------------- ------------- ---------
                                                   (000s)
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS RECEIVABLE:
  Year ended December
   21, 2000.............  $55,686    $192,625     $6,651       $(189,604)   $65,358
                          =======    ========     ======       =========    =======
  Year ended December
   31, 1999.............  $60,480    $166,139     $8,956       $(179,889)   $55,686
                          =======    ========     ======       =========    =======
  Year ended December
   31, 1998.............  $46,615    $139,526     $7,377       $(133,038)   $60,480
                          =======    ========     ======       =========    =======