Form 10-Q
period 2001-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2001-05-11
CIK 352915

===============================================================================

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

          (MARK ONE)
        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                      OR

        (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ............to..........
               Commission file number 1-10765

                       UNIVERSAL HEALTH SERVICES, INC.
        -------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2001:

                         Class A     1,924,443
                         Class B    27,842,306
                         Class C       193,924
                         Class D        20,916

===============================================================================
                              Page 1 of 18 Pages

                       UNIVERSAL HEALTH SERVICES, INC.
                       -------------------------------

                                  I N D E X
                                  ---------



PART I.  FINANCIAL INFORMATION.........................................PAGE NO.
                                                                       --------

Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 2001 and 2000..............................3

   Condensed Consolidated Balance Sheets - March 31, 2001
      and December 31, 2000...................................................4

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2001 and 2000..............................5

   Notes to Condensed Consolidated Financial Statements............6,7,8,9 & 10


Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition....................11,12,13,14, 15 & 16

PART II.  OTHER INFORMATION..................................................17

SIGNATURE....................................................................18


                              Page 2 of 18 Pages

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (000s omitted except per share amounts)
                                  (unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                    -------------------------
                                                                       2001            2000
                                                                    -------------------------
Net revenues                                                        $ 676,949       $ 541,004

Operating charges:
     Salaries, wages and benefits                                     268,282         210,863
     Other operating expenses                                         150,906         116,937
     Supplies expense                                                  89,368          73,912
     Provision for doubtful accounts                                   55,227          44,980
     Depreciation and amortization                                     29,795          27,644
     Lease and rental expense                                          12,640          11,949
     Interest expense, net                                              8,456           7,328
                                                                    ---------       ---------
                                                                      614,674         493,613
                                                                    ---------       ---------
Income before minority interests, effect of foreign
 exchange and derivative transactions and income taxes                 62,275          47,391
Minority interests in earnings of consolidated entities                 3,925           3,143
Losses on foreign exchange and derivative transactions                  1,427              --
                                                                    ---------       ---------

Income before income taxes                                             56,923          44,248
Provision for income taxes                                             20,752          15,619
                                                                    ---------       ---------

Net income                                                          $  36,171       $  28,629
                                                                    =========       =========


Earnings per common share - basic                                       $1.21           $0.94
                                                                    =========       =========

Earnings per common share - diluted                                     $1.14           $0.92
                                                                    =========       =========

Weighted average number of common shares - basic                       29,914          30,591
Weighted average number of common share equivalents                     3,660             464
                                                                    ---------       ---------
Weighted average number of common shares and equivalents - diluted     33,574          31,055
                                                                    =========       =========


 See accompanying notes to these condensed consolidated financial statements.



                              Page 3 of 18 Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (000s omitted, unaudited)


                                                           March 31,        December 31,
                                                         -----------        -----------
                                                             2001               2000
                                                         -----------        -----------
                     Assets
                     ------
Current assets:
    Cash and cash equivalents                            $    13,044        $    10,545
    Accounts receivable, net                                 430,342            376,601
    Supplies                                                  48,949             45,518
    Deferred income taxes                                     20,821             17,943
    Other current assets                                      30,103             25,848
                                                         -----------        -----------
          Total current assets                               543,259            476,455
                                                         -----------        -----------

Property and equipment                                     1,465,458          1,350,950
Less: accumulated depreciation                              (533,887)          (512,704)
                                                         -----------        -----------
                                                             931,571            838,246
Funds restricted for construction                             33,910             37,381
                                                         -----------        -----------
                                                             965,481            875,627
                                                         -----------        -----------

Other assets:
    Excess of cost over fair value of net
      assets acquired                                        395,918            316,777
    Deferred charges                                          19,795             17,223
    Other                                                     65,562             56,295
                                                         -----------        -----------
                                                             481,275            390,295
                                                         -----------        -----------
                                                         $ 1,990,015        $ 1,742,377
                                                         ===========        ===========

      Liabilities and Stockholders' Equity
      ------------------------------------
Current liabilities:
    Current maturities of long-term debt                 $       870        $       689
    Accounts payable and accrued liabilities                 276,456            245,623
    Federal and state taxes                                   22,465              2,528
                                                         -----------        -----------
          Total current liabilities                          299,791            248,840
                                                         -----------        -----------

Other noncurrent liabilities                                  89,130             71,730
                                                         -----------        -----------
Minority interest                                            121,160            120,788
                                                         -----------        -----------
Long-term debt, net of current maturities                    700,128            548,064
                                                         -----------        -----------
Deferred income taxes                                         34,137             36,381
                                                         -----------        -----------

Common stockholders' equity:
    Class A Common Stock, 1,924,443 shares
      outstanding in 2001, 1,924,443 in 2000                      19                 19
    Class B Common Stock, 27,811,574 shares
      outstanding in 2001, 27,774,656 in 2000                    278                278
    Class C Common Stock, 193,924 shares
      outstanding in 2001, 193,924 in 2000                         2                  2
    Class D Common Stock, 21,766 shares
      outstanding in 2001, 22,265 in 2000                         --                 --
    Capital in excess of par, net of deferred
      compensation of $849 in 2001
      and $485 in 2000                                       142,061            139,953
    Retained earnings                                        612,493            576,322
    Accumulated other comprehensive income (loss)             (9,184)                --
                                                         -----------        -----------
                                                             745,669            716,574
                                                         -----------        -----------
                                                         $ 1,990,015        $ 1,742,377
                                                         ===========        ===========

 See accompanying notes to these condensed consolidated financial statements.

                              Page 4 of 18 Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                          (000s omitted - unaudited)

                                                                          Three Months Ended
                                                                   -------------------------------
                                                                               March 31,
                                                                   -------------------------------
                                                                       2001                2000
                                                                   ----------           ----------

Cash Flows from Operating Activities:
  Net income                                                          $36,171              $28,629
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                         29,795               27,644
   Minority interests in earnings of consolidated entities              3,925                3,637
   Accretion of discount on convertible debentures                      2,859                   --
   Losses on foreign exchange and derivative transactions               1,427                   --
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                (15,917)             (11,071)
   Accrued interest                                                    (2,080)              (3,525)
   Accrued and deferred income taxes                                   20,332               15,308
   Other working capital accounts                                       1,387               (8,089)
   Other assets and deferred charges                                      538               (3,311)
   Increase in working capital at acquired facilities                 (10,215)                  --
   Other                                                                 (322)                 345
   Accrued insurance expense, net of commercial premiums paid           4,260                1,894
   Payments made in settlement of self-insurance claims                (3,506)              (3,127)
                                                                   ----------           ----------
  Net cash provided by operating activities                            68,654               48,334
                                                                   ----------           ----------

Cash Flows from Investing Activities:
   Property and equipment additions, net                              (30,554)             (30,722)
   Acquisition of businesses                                         (179,240)                  --
   Investment in business                                                  --              (12,273)
   Proceeds received from divestitures, net                                --                3,113
                                                                   ----------           ----------
  Net cash used in investing activities                              (209,794)             (39,882)
                                                                   ----------           ----------

Cash Flows from Financing Activities:
   Additional borrowings                                              147,161                   --
   Reduction of long-term debt                                             --                 (151)
   Distributions to minority partners                                  (4,631)                (120)
   Issuance of common stock                                             1,109                  280
   Repurchase of common shares                                             --               (6,692)
                                                                   ----------           ----------
  Net cash provided by (used in) financing activities                 143,639               (6,683)
                                                                   ----------           ----------

Increase in cash and cash equivalents                                   2,499                1,769
Cash and cash equivalents, Beginning of Period                         10,545                6,181
                                                                   ----------           ----------
Cash and cash equivalents, End of Period                              $13,044               $7,950
                                                                   ==========           ==========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                        $7,677              $10,853
                                                                   ==========           ==========

  Income taxes paid, net of refunds                                      $420                 $311
                                                                   ==========           ==========

 See accompanying notes to these condensed consolidated financial statements.

                              Page 5 of 18 Pages

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

(1)  General

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

(3)  Commitment and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $60 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.

(4) Acquisitions

During the first quarter of 2001, the Company acquired the following facilities for a total investment of approximately $189 million (including a $10 million increase in working capital accounts at purchased facilities where working capital was not included in the purchase transaction): (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico; (ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts; (iv) a 60-bed specialty heart hospital located in McAllen, Texas; (v) an outpatient surgery center located in Reno, Nevada, and; (vi) the purchase of a 93% ownership interest in an operating company that owns eight hospitals located in France. In connection with its purchase of the operating company in France, the Company plans to sell up to a 20% minority interest to the management group located in France.

The $10 million increase in working capital accounts at acquired facilities from their date of acquisition through March 31, 2001 consisted of the following:

                                                        Amount
                                                        (000s)
                                                       -------
                Accounts receivable                    $15,000
                Other working capital accounts, net     (5,000)
                                                       -------
                Total working capital changes          $10,000
                                                       =======

                              Page 6 of 18 Pages

(5) Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income. Changes in fair value of derivative instruments and ineffective portions of hedges are recognized in earnings in the current period.

The adoption of this new standard as of January 1, 2001 resulted in an increase of $3.3 million in other assets to recognize at fair value all derivatives that are designated as fair-value hedging instruments and $3.3 million of long term debt to recognize the difference between the carrying values and fair values of related hedged liabilities. For the three month period ended March 31, 2001, the company recorded an increase of an additional $1.4 million in other assets and long term debt to recognize the increased value of the fair-value hedging instruments.

Upon the January 1, 2001 adoption of SFAS No. 133, the Company also recorded a pre-tax cumulative effect of an accounting change of approximately $7.6 million in other comprehensive income ($4.8 million after-tax) to recognize at fair value all derivatives that are designed as cash flow hedging instruments. The Company recorded an additional pre-tax charge of $5.2 million in other comprehensive income ($3.3 million after-tax) to recognize the change in value during the three month period ended March 31, 2001. The Company also recorded an after-tax charge of approximately $100,000 in current earnings to recognize the ineffective portion of the cash flow hedging instruments.

The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values of cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Foreign Currency Risk:
In connection with the Company's first quarter of 2001 purchase of a 93% ownership interest in an operating company that owns eight hospitals in France, the Company extended an intercompany loan denominated in francs. During the three months ended March 31, 2001, the Company recorded a pre-tax $1.3 million loss ($800,000 after-tax) resulting from foreign exchange fluctuations related to this intercompany loan.

(6)  Segment Reporting

The Company's reportable operating segments consist of acute care services and behavioral health care services. The "Other" segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting. Also included are the operating results of the Company's other operating entities including the outpatient surgery and radiation therapy centers and specialized women's health center. The Company's President and Chief Executive Officer is the chief operating decision maker for the Company's acute care services. The chief operating decision making group for the Company's behavioral health care services is comprised of the Company's President and Chief Executive Officer and the lead executive of the behavioral health services segment. The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The operating segments are managed separately because each

                              Page 7 of 18 Pages
operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.


                                                           Three Months Ended March 31, 2001
                                       -----------------------------------------------------------------------
                                                            Behavioral
                                           Acute Care         Health                               Total
                                            Services         Services            Other          Consolidated
                                       -----------------------------------------------------------------------
                                                             (Dollar amounts in thousands)

Gross inpatient revenues                   $1,018,353         $227,863         $   3,186         $1,249,402
Gross outpatient revenues                  $  342,026         $ 36,024         $  30,542         $  408,592
Total net revenues                         $  528,577         $132,578         $  15,794         $  676,949
EBITDAR (A)                                $  103,490         $ 26,185          ($16,509)        $  113,166
Total assets as of 3/31/01                 $1,548,960         $303,488         $ 137,567         $1,990,015
Licensed beds                                   6,330            3,699                --             10,029
Available beds                                  5,479            3,555                --              9,034
Patient days                                  292,750          233,015                --            525,765
Admissions                                     61,885           19,748                --             81,633
Average length of stay                            4.7             11.8                --                6.4



                                                          Three Months Ended March 31, 2000
                                      -----------------------------------------------------------------------
                                                           Behavioral
                                          Acute Care         Health                               Total
                                           Services         Services            Other          Consolidated
                                      -----------------------------------------------------------------------
                                                            (Dollar amounts in thousands)

Gross inpatient revenues                   $  798,243         $116,190          $  6,531         $  920,964
Gross outpatient revenues                  $  260,402         $ 25,368          $ 30,153         $  315,923
Total net revenues                         $  449,960         $ 73,665          $ 17,379         $  541,004
EBITDAR (A)                                $   89,311         $ 13,483           ($8,482)        $   94,312
Total assets as of 3/31/00                 $1,244,060         $149,424          $137,143         $1,530,627
Licensed beds                                   4,822            2,059                --              6,881
Available beds                                  4,111            2,044                --              6,155
Patient days                                  267,345          120,877                --            388,222
Admissions                                     55,403           10,603                --             66,006
Average length of stay                            4.8             11.4                --                5.9


(A) EBITDAR - Earnings before interest, income taxes, depreciation, amortization, lease & rental, minority interest expense and losses on foreign exchange and derivative transactions.

                              Page 8 of 18 Pages

(7)  Earnings Per Share Data ("EPS")

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                    Three Months Ended
                                           -------------------------------------
                                                         March 31,
                                           -------------------------------------
                                           (In thousands, except per share data)
                                             2001                          2000
                                           -------                       -------
Basic:
Net income                                 $36,171                       $28,629
Average shares outstanding                  29,914                        30,591
                                           -------                       -------
Basic EPS                                  $  1.21                       $  0.94
                                           =======                       =======

Diluted:
Net income                                 $36,171                       $28,629
Add discounted convertible
debenture interest, net of
income tax effect                            1,970                            --
                                           -------                       -------

Totals                                     $38,141                       $28,629
                                           =======                       =======

Average shares outstanding                  29,914                        30,591
Net effect of dilutive stock
  options and grants based on the
   treasury stock method                       371                           464
Assumed conversion
  of discounted convertible
  debentures                                 3,289                            --
                                           -------                       -------

Totals                                      33,574                        31,055
                                           -------                       -------
Diluted EPS                                $  1.14                       $  0.92
                                           =======                       =======

                              Page 9 of 18 Pages

(8) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss), net of income taxes, (except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries) are as follows:

                                                           Three Months Ended
                                                         -----------------------
                                                                March 31,
                                                         -----------------------
                                                          2001            2000
                                                         -------         -------

Net income                                               $36,171         $28,629
Other comprehensive income (loss):
Foreign currency translation adjustments                  (1,125)             --
Cumulative effect of change in accounting
   principle (SFAS No. 133) on other comprehensive
   income (net of income tax effect)                      (4,779)             --
Unrealized derivative losses on cash flow hedges
    (net of income tax effect)                            (3,280)             --
                                                         -------         -------
Comprehensive income                                     $26,987         $28,629
                                                         =======         =======


                              Page 10 of 18 Pages

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
         AND FINANCIAL CONDITION

Forward-Looking Statements
--------------------------

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms and, other factors referenced in
the Company's 2000 Form 10-K or herein.   Given these uncertainties, prospective
investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

Net revenues increased 25% to $677 million for the three months ended March 31, 2001 as compared to $541 million for the three month period ended March 31, 2000. The $136 million increase in net revenues was due primarily to: (i) $86 million of net revenues generated at nineteen acute care and behavioral health facilities acquired since the third quarter of 2000, and; (ii) a $52 million or 10% increase in net revenues generated at acute care and behavioral health care facilities owned during both periods.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense and losses on foreign exchange and derivative transactions (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased to $113 million for the three month period ended March 31, 2001 from $94 million in the comparable prior year quarter. Overall operating margins were 16.7% in the 2001 first quarter as compared to 17.4% in the quarter ended March 31, 2000. The decrease in the overall operating margins during the first quarter of 2001 as compared to the comparable prior year quarter was due primarily to relatively lower operating margins at the Company's recently acquired facilities and an increase in the recognition of expenses related to employee benefit programs.

Acute Care Services
-------------------

Net revenues from the Company's acute care hospitals, ambulatory treatment centers and specialized women's health center accounted for 80% and 86% of consolidated net revenues for the quarters ended March 31, 2001 and 2000, respectively. Net revenues at the Company's acute care facilities owned in both quarters ended March 31, 2001 and 2000 increased 10% in the 2001 first quarter as compared to the comparable 2000 period due to an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations as well as increases in patient volumes. Admissions to the Company's acute care facilities owned in both quarters increased 1% in the first quarter of 2001 over the comparable 2000 period and patient days at these facilities increased 2% for the

                              Page 11 of 18 Pages
three months ended March 31, 2001 as compared to the comparable prior year quarter. The average length of stay at the acute care facilities owned during both periods remained unchanged at 4.8 days for the three month periods ended March 31, 2001 and 2000.

The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the three month periods ending March 31, 2001 and 2000 increased 24% in 2001 as compared to the comparable 2000 quarter and comprised 25% of the Company's acute care gross patient revenue in each of the three month periods ended March 31, 2001 and 2000. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

The increase in net revenue was negatively effected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company's acute care facilities, operating expenses, (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 80.4% for the three months ended March 31, 2001 and 80.2% for the three months ended March 31, 2000. Operating margins (EBITDAR) at these facilities were 19.6% during the 2001 first quarter and 19.8% in the comparable prior year quarter. The decrease in the combined operating margins at the Company's acute care facilities during the first quarter of 2001 as compared to the comparable prior year quarter was due primarily to lower operating margins experienced at three acute care facilities acquired since the third quarter of 2000. At the Company acute care facilities owned in both three month periods ended March 31, 2001 and 2000, operating expenses, (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 80.1% for the three months ended March 31, 2001 and 80.2% for the three months ended March 31, 2000. Operating margins (EBITDAR) at these facilities were 19.9% during the 2001 first quarter and 19.8% in the comparable prior year quarter.

Behavioral Health Services
--------------------------

Net revenues from the Company's behavioral health services facilities accounted for 20% and 14% of consolidated net revenues for the three month periods ended March 31, 2001 and 2000, respectively. Net revenues at the Company's behavioral health services facilities owned in both periods increased 8% during the three month period ended March 31, 2001 as compared to the comparable prior year
quarter, due primarily to an increase in patient volume.   Admissions and
patient days at these facilities increased 5% and 6%, respectively, during the three month period ended March 31, 2001 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods decreased to 11.2 days during the 2001 first quarter as compared to 11.4 days in the comparable prior year period. The Company's behavioral health facilities have generally experienced decreases in length of stay during the past few years as a result of continued practice changes in the delivery of behavioral health services and continued cost containment pressures from payors, including managed care companies, which includes a greater emphasis on the utilization of outpatient services.

                              Page 12 of 18 Pages

There have been continued practice changes in the delivery of behavioral health care services and continued cost containment pressures from payors, including managed care companies which encourage alternatives to inpatient treatment. Additionally, providers participating in managed care programs agree to provide services to patients for a discount from established rates which generally results in pricing concessions by the providers and lower margins. However, during the last two years, there has been significant downsizing in the behavioral health care industry which has created an opportunity for the Company to increase its managed care rates. Generally, the Company expects the admission constraints and payor pressure to continue, however, the Company believes these pressures may not be as severe in future periods.

At the Company's behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 80.2% for the three month period ended March 31, 2001 and 81.7% for the three month period ended March 31, 2000. Operating margins (EBITDAR) at these facilities were 19.8% during the 2001 first quarter and 18.3% in the comparable prior year
quarter.   On a same facility basis, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 79.9% for the three month period ended March 31, 2001 and 81.7% for the three month period ended March 31, 2000. Operating margins (EBITDAR) at these facilities were 20.1% during the 2001 first quarter and 18.3% in the comparable prior year quarter. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results
-----------------------

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $3.9 million for the three months ended March 31, 2001 and $3.1 million for the three month period ended March 31, 2000. The minority interest expense recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, D.C.

In connection with the Company's first quarter of 2001 purchase of a 93% ownership interest in an operating company that owns eight hospitals in France, the Company extended an intercompany loan denominated in francs. During the three months ended March 31, 2001, the Company recorded a pre-tax $1.3 million loss resulting from foreign exchange fluctuations related to this intercompany loan.

The effective tax rate was 36.5% for the three months ended March 31, 2001 as compared to 35.3% for the three months ended March 31, 2000. The increase in the effective tax rate during the 2001 first quarter as compared to the prior year quarter resulted from fixed income tax credits being spread over a higher pre-tax income base.

General Trends
--------------

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 40% and 44% of the Company's net patient revenues during the three month periods ended March 31, 2001 and 2000, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items were reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate of increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97.

                              Page 13 of 18 Pages

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

During the fourth quarter of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to health care providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA will commence in April, 2001 and for the period of April 1, 2001 through September 30, 2001, the additional reimbursements will be remitted to hospitals at twice the scheduled amounts. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 through September 30,
2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for
the Company of January 1, 2001.   The Company estimates that the implementation
of BIPA will result in an increase in net revenues and pre-tax income of approximately $5 million to $10 million during 2001.

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

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from BBA-97 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements were reduced by approximately $11 million annually, on a prospective basis. Beginning in the third quarter of 2000, the Medicaid disproportionate share reimbursements have been reduced by an additional $5.6 million annually, on a prospective basis. The Company has appealed the reductions related to the Texas program, however, the amounts included in the results of operations during the third and fourth quarters of 2000 and the first quarter of 2001 were recorded as if the Company is unsuccessful in its appeal. Included in the Company's financial results was an aggregate of $6.4 million for the three month period ended March 31, 2001 (including reimbursements received at an acute care hospital located in Texas acquired during the third quarter of 2000) and $7.7 million for the three month
period ended March 31, 2000.   Failure to renew these programs, which are
scheduled to terminate in the third quarter of 2001, or further reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided

                              Page 14 of 18 Pages
under managed care plans. Approximately 35% and 33%, of the Company's net patient revenues, for the three month periods ended March 31, 2001 and 2000, were generated from managed care companies, which includes health maintenance
organizations and preferred provider organizations.   In general, the Company
expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past year, the Company secured price increases from many of its commercial payors including managed care companies.

Effective January 1, 1998 the Company's subsidiaries are covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. At various times in the past, the cost of professional and general liability insurance has risen significantly. Therefore, there can be no assurance that the Company will be able to purchase commercial policies at reasonable premiums upon the December 31, 2001 expiration of current policies. Additionally, there can be no assurance that the increased insurance expense incurred in connection with either commercially or self-insured professional and general liability policies will not have a material adverse effect on the Company's future results of operations.

Health Insurance Portability and Accountability Act of 1996
-----------------------------------------------------------

Regulations related to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") are expected to impact the Company and others in the healthcare industry by:

    . Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmissions standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2002.

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

Non-compliance may result in fines, loss of accreditation and/or threat of civil litigation. The Company has begun preliminary planning for implementation of the necessary changes required pursuant to the terms of HIPAA. However, the Company can not currently estimate the implementation cost of the HIPAA related modifications and consequently can give no assurances that issues related to HIPAA will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

                              Page 15 of 18 Pages

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $69 million during the three months ended March 31, 2001 and $48 million during the comparable prior year quarter. The $21 million increase during the 2001 first quarter as compared to the 2000 first quarter was primarily attributable to: (i) a favorable $14 million change due to an increase in net income plus the addback of depreciation and amortization expense, minority interest in earnings of consolidated entities, accretion of discount on convertible debentures and losses on foreign exchange and derivative transactions, and; (ii) $7 million of other net favorable working capital changes.

During the first quarter of 2001, the Company acquired the following facilities for a total investment of approximately $189 million (including a $10 million increase in working capital accounts at purchased facilities where working capital was not included in the purchase transaction): (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico; (ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts; (iv) a 60-bed specialty heart hospital located in McAllen, Texas; (v) an outpatient surgery center located in Reno, Nevada, and; (vi) the purchase of a 93% ownership interest in an operating company that owns eight hospitals located in France. In connection with its purchase of the operating company in France, the Company plans to sell up to a 20% minority interest to the management group located in France.

In each of the first three months of 2001 and 2000, the Company spent approximately $31 million to finance capital expenditures. Included in capital expenditures for the three month period ended March 31, 2001 was approximately $19 million related to construction projects at four of the Company's acute care facilities. Included in the first quarter 2000 capital expenditures was approximately $14 million related to construction projects at three of the Company's acute care facilities and the purchase of land that was previously leased. Also during the 2000 first quarter, the Company spent $12 million to acquire a minority ownership equity interest in Broadlane, an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services to the healthcare industry.

As of March 31, 2001, the Company had $208 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates
and the facility fee are based upon the Company's leverage ratio.   As of March
31, 2001, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed on October 30th of each year. The Company's total debt as a percentage of total capitalization was 48% at March 31, 2001 and 43% at December 31, 2000. The increase during the first quarter of 2001 was due increased borrowings under the Company's revolving credit facility to finance the acquisitions mentioned above.

Subsequent to the end of the first quarter of 2001, the Company's Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend payable on June 1, 2001 to shareholders of record as of May 16, 2001. All classes of common stock will participate on a pro rata basis. The stock split is subject to the approval of an increase in the number of authorized shares of Class B Common Stock, by the shareholders at the Company's annual meeting to be held on May 23, 2001.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

                              Page 16 of 18 Pages

                          PART II.  OTHER INFORMATION
                          ---------------------------

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures in 2001. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

   10.1  2001 Employees' Restricted Stock Purchase Plan


(b)  Reports on Form 8-K

    None

11.  Statement re computation of per share earnings is set forth on Page 9 in
Note 7 of the Notes to Condensed Consolidated Financial Statements.


               All other items of this Report are inapplicable.

                              Page 17 of 18 Pages

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



                                    Universal Health Services, Inc.
                                        (Registrant)



Date:  May 10, 2001                 /s/ Kirk E. Gorman
                                    ------------------------------------------
                                    Kirk E. Gorman, Senior Vice President and
                                    Chief Financial Officer


                                    (Principal Financial Officer and
                                    Duly Authorized Officer).


                              Page 18 of 18 Pages