Form 10-Q
period 2001-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2001-08-13
CIK 352915

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(MARK ONE)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2001:

                          Class A        3,848,886
                          Class B       55,701,334
                          Class C          387,848
                          Class D           40,542



================================================================================

                         UNIVERSAL HEALTH SERVICES, INC.
                         -------------------------------

                                    I N D E X
                                    ---------


PART I.  FINANCIAL INFORMATION                                                                  PAGE NO.
Item 1.  Financial Statements

   Condensed Consolidated Statements of Income -
      Three and Six Months Ended June 30, 2001 and 2000........................................Three

   Condensed Consolidated Balance Sheets - June 30, 2001
      and December 31, 2000.....................................................................Four

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2001 and 2000...................................................Five

   Notes to Condensed Consolidated Financial Statements...........................Six through Eleven

 Item 2.  Management's Discussion and Analysis of Operations
            and Financial Condition........................................  Twelve through Nineteen

PART II.  OTHER INFORMATION..................................................................Twenty

 SIGNATURE................................................................................Twenty-One

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                    (000s omitted except per share amounts)
                   ----------------------------------------
                                  (unaudited)



                                                                           Three Months                           Six Months
                                                                           Ended June 30,                        Ended June 30,
                                                                   -----------------------------     -------------------------------

                                                                       2001             2000               2001          2000
                                                                   -----------------------------     -------------------------------


Net revenues                                                     $      718,596   $     524,828    $     1,395,545   $    1,065,832

Operating charges:
     Salaries, wages and benefits                                       282,278         202,668            550,560          413,531
     Other operating expenses                                           169,876         120,609            320,782          237,546
     Supplies expense                                                    92,979          72,603            182,347          146,515
     Provision for doubtful accounts                                     62,678          41,883            117,905           86,863
     Depreciation and amortization                                       32,248          28,159             62,043           55,803
     Lease and rental expense                                            13,470          11,920             26,110           23,869
     Interest expense, net                                               10,506           7,192             18,962           14,520
                                                                 ---------------  --------------   ----------------  ---------------

                                                                        664,035         485,034          1,278,709          978,647
                                                                 ---------------  --------------   ----------------  ---------------

Income before minority interests, effect of foreign
 exchange and derivative transactions and income taxes                   54,561          39,794            116,836           87,185
Minority interests in earnings of consolidated entities                   3,699           3,371              7,624            6,514
(Gains) losses on foreign exchange and derivative transactions              (26)            ---              1,401              ---
                                                                 ---------------  --------------   ----------------  ---------------


Income before income taxes                                               50,888          36,423            107,811           80,671
Provision for income taxes                                               18,498          13,114             39,250           28,733
                                                                 ---------------  --------------   ----------------  ---------------


Net income                                                       $       32,390   $      23,309    $        68,561   $       51,938
                                                                 ===============  ==============   ================  ===============



Earnings per common share - basic                                         $0.54           $0.39              $1.15            $0.86
                                                                 ===============  ==============   ================  ===============


Earnings per common share - diluted                                       $0.51           $0.38              $1.08            $0.84
                                                                 ===============  ==============   ================  ===============


Weighted average number of common shares - basic                         59,918          60,238             59,873           60,710
Weighted average number of common share equivalents                       7,306           2,040              7,313            1,484
                                                                 ---------------  --------------   ----------------  ---------------

Weighted average number of common shares and equivalents -
diluted                                                                  67,224          62,278             67,186           62,194
                                                                 ===============  ==============   ================  ===============




See accompanying notes to these condensed consolidated financial statements.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                           (000s omitted, unaudited)
                           -------------------------

                                                                             June 30,              December 31,
                                                                             --------              ------------
                                                                               2001                     2000
                                                                               ----                     ----

                      Assets
                      ------
Current assets:
    Cash and cash equivalents                                          $          24,525        $          10,545
    Accounts receivable, net                                                     406,523                  376,601
    Supplies                                                                      48,634                   45,518
    Deferred income taxes                                                         23,043                   17,943
    Other current assets                                                          26,799                   25,848
                                                                      -------------------      -------------------
          Total current assets                                                   529,524                  476,455
                                                                      -------------------      -------------------

Property and equipment                                                         1,507,199                1,350,950
Less: accumulated depreciation                                                  (556,048)                (512,704)
                                                                      -------------------      -------------------
                                                                                 951,151                  838,246
Funds restricted for construction                                                 28,659                   37,381
                                                                      -------------------      -------------------
                                                                                 979,810                  875,627
                                                                      -------------------      -------------------

Other assets:
    Excess of cost over fair value of net
      assets acquired                                                            391,553                  316,777
    Deferred charges                                                              16,787                   17,223
    Other                                                                         62,945                   56,295
                                                                      -------------------      -------------------
                                                                                 471,285                  390,295
                                                                      -------------------      -------------------
                                                                       $       1,980,619        $       1,742,377
                                                                      ===================      ===================

       Liabilities and Stockholders' Equity
       ------------------------------------
Current liabilities:
    Current maturities of long-term debt                               $             844        $             689
    Accounts payable and accrued liabilities                                     282,480                  245,623
    Federal and state taxes                                                        6,217                    2,528
                                                                      -------------------      -------------------
          Total current liabilities                                              289,541                  248,840
                                                                      -------------------      -------------------

Other noncurrent liabilities                                                      86,854                   71,730
                                                                      -------------------      -------------------
Minority interest                                                                122,203                  120,788
                                                                      -------------------      -------------------
Long-term debt, net of current maturities                                        663,793                  548,064
                                                                      -------------------      -------------------
Deferred income taxes                                                             35,772                   36,381
                                                                      -------------------      -------------------

Common stockholders' equity:
    Class A Common Stock, 3,848,886 shares
      outstanding in 2001, 3,848,886 in 2000                                          38                       38
    Class B Common Stock, 55,694,885 shares
      outstanding in 2001, 55,549,312 in 2000                                        557                      556
    Class C Common Stock, 387,848 shares
      outstanding in 2001, 387,848 in 2000                                             4                        4
    Class D Common Stock, 41,614 shares
      outstanding in 2001, 44,530 in 2000                                          -----                    -----
    Capital in excess of par, net of deferred
      compensation of $634 in 2001
      and $485 in 2000                                                           143,204                  139,953
    Retained earnings                                                            644,583                  576,023
    Accumulated other comprehensive income (loss)                                 (5,930)                   -----
                                                                      -------------------      -------------------
                                                                                 782,456                  716,574
                                                                      -------------------      -------------------
                                                                       $       1,980,619        $       1,742,377
                                                                      ===================      ===================

 See accompanying notes to these condensed consolidated financial statements.

               UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                          (000s omitted - unaudited)

                                                                                                     Six Months Ended
                                                                                                          June 30,
                                                                                                   2001                2000
                                                                                           -------------------  -------------------

Cash Flows from Operating Activities:
  Net income                                                                                          $68,561              $51,938
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                                                         62,043               55,803
   Minority interests in earnings of consolidated entities                                              7,624                6,514
   Accretion of discount on convertible debentures                                                      5,125               ------
   Losses on foreign exchange and derivative transactions                                               1,401               ------
  Changes in assets & liabilities, net of effects from acquisitions and dispositions:
   Accounts receivable                                                                                 10,558               (7,758)
   Accrued interest                                                                                       (55)              (1,722)
   Accrued and deferred income taxes                                                                    3,658                7,627
   Other working capital accounts                                                                      10,021               (1,868)
   Other assets and deferred charges                                                                    2,805               (8,996)
   Increase in working capital at acquired facilities                                                 (13,201)              ------
   Other                                                                                               (4,662)              (2,980)
   Accrued insurance expense, net of commercial premiums paid                                          12,298                4,103
   Payments made in settlement of self-insurance claims                                                (6,088)              (5,477)
                                                                                           -------------------  -------------------
  Net cash provided by operating activities                                                           160,088               97,184
                                                                                           -------------------  -------------------

Cash Flows from Investing Activities:
   Property and equipment additions, net                                                              (69,408)             (46,191)
   Acquisition of businesses                                                                         (179,240)              ------
   Investment in business                                                                              ------              (15,123)
   Proceeds received from divestitures, net                                                            ------                5,753
                                                                                           -------------------  -------------------
  Net cash used in investing activities                                                              (248,648)             (55,561)
                                                                                           -------------------  -------------------

Cash Flows from Financing Activities:
   Additional borrowings                                                                              133,534              243,126
   Reduction of long-term debt                                                                        (25,000)            (268,036)
   Distributions to minority partners                                                                  (7,287)                (665)
   Issuance of common stock                                                                             1,293                2,665
   Repurchase of common shares                                                                         ------              (19,342)
                                                                                           -------------------  -------------------
  Net cash provided by (used in) financing activities                                                 102,540              (42,252)
                                                                                           -------------------  -------------------

Increase (decrease) in cash and cash equivalents                                                       13,980                 (629)
Cash and cash equivalents, Beginning of Period                                                         10,545                6,181
                                                                                           -------------------  -------------------
Cash and cash equivalents, End of Period                                                              $24,525               $5,552
                                                                                           ===================  ===================

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                       $13,892              $15,897
                                                                                           ===================  ===================

  Income taxes paid, net of refunds                                                                   $35,592              $21,133
                                                                                           ===================  ===================


 See accompanying notes to these condensed consolidated financial statements.

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

(3)  Commitments and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $61 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in The George Washington University Hospital.

(4)  Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income ("OCI"). The ineffective portions of hedges are recognized in earnings in the current period.

The adoption of this new standard as of January 1, 2001 resulted in an increase of $3.3 million in other assets to recognize at fair value all derivatives that are designated as fair-value hedging instruments and $3.3 million of long term debt to recognize the difference between the carrying values and fair values of related hedged liabilities. For the three and six month periods ended June 30, 2001, the Company recorded an increase of an additional $700,000 and $2.1 million, respectively, in other assets and long term debt to recognize the increased value of the fair-value hedging instruments. There was no gain or loss recognized in earnings as a result of a hedged firm commitment no longer qualifying as a fair value hedge.

Upon the January 1, 2001 adoption of SFAS No. 133, the Company also recorded a pre-tax cumulative effect of an accounting change of approximately $7.6 million in other comprehensive income ($4.8 million after-tax), recorded during the quarter ended March 31, 2001, to recognize at fair value all derivatives that are designated as cash flow hedging instruments. The Company expects to reclassify into earnings during the next twelve months $1.6 million from the transition adjustments that were recorded in accumulated OCI. To recognize the change in value during the three and six month periods of June 30, 2001, the Company recorded, in other comprehensive income, pre-tax income of $2.1 million ($1.4 million after-tax) during the quarter ended June 30, 2001 and a pre-tax charge of $3.1 million ($1.9 million after-tax) during the six month period ended June 30, 2001. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. It is expected that $743,000 of net losses in accumulated OCI will be reclassified into earnings within the next twelve months. The Company also recorded an after-tax charge of approximately $100,000 during the six month period ended June 30, 2001 (the majority of which was recorded during the quarter ended March 31, 2001) to recognize the ineffective portion of the cash flow hedging instruments. As of June 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August 2005. There was no gain or loss reclassified from accumulated OCI into earnings during the six month period ended June 30 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. All of the Company's cash flow hedges relate to the payment of variable interest on existing debt.

Foreign Currency Risk:
In connection with the Company's first quarter of 2001 purchase of a 80% ownership interest in an operating company that owns eight hospitals in France, the Company extended an intercompany loan denominated in francs. Included in the Company's financial results for the six month period ended June 30, 2001 was a $1.3 million pre-tax loss ($800,000 after-tax), recorded during the quarter ended March 31, 2001, resulting from foreign exchange fluctuations related to this intercompany loan. In the quarter ended June 30, 2001, the Company entered into certain forward exchange contracts to hedge the exposure associated with foreign currency fluctuations on the intercompany loan. These contracts are not designated as hedging instruments and changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the intercompany loan. The effect of the change in fair value of the contract for the three-month period ended June 30, 2001 was a gain of $1.4 million and offset a $1.4 million exchange loss on the intercompany loan.

(5)  Segment Reporting

The Company's reportable operating segments consist of acute care services (including the hospitals located in France in which the Company has an 80% ownership interest), and behavioral health care services. The "Other" segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting. Also included are the operating results of the Company's other operating entities including the outpatient surgery and radiation therapy centers and specialized women's health center. The chief operating decision maker and the lead executive for the Company's acute care services is the Company's President and Chief Executive Officer and the chief operating decision making group for the behavioral health care services is comprised of the Company's President and Chief Executive Officer and the lead executive of the Company's behavioral health services' segment. The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.


                                                                   Three Months Ended June 30, 2001
                                                ------------------------------------------------------------------------
                                                                     Behavioral
                                                   Acute Care          Health                               Total
                                                    Services          Services           Other           Consolidated
                                                ------------------------------------------------------------------------
                                                                     (Dollar amounts in thousands)

Gross inpatient revenues                             $1,005,108          $232,652            $2,120          $1,239,880
Gross outpatient revenues                              $364,708           $38,111           $36,651            $439,470
Total net revenues                                     $561,314          $140,153           $17,129            $718,596
EBITDAR (A)                                             $98,435           $28,497         ($16,147)            $110,785
Total assets as of 6/30/01                           $1,543,687          $290,705          $146,227          $1,980,619
Licensed beds                                             6,369             3,735          --------              10,104
Available beds                                            5,518             3,591          --------               9,109
Patient days                                            348,231           244,080          --------             592,311
Admissions                                               80,684            19,760          --------             100,444
Average length of stay                                      4.3              12.4          --------                 5.9

                                                                   Three Months Ended June 30, 2000
                                                ------------------------------------------------------------------------
                                                                     Behavioral
                                                   Acute Care          Health                               Total
                                                    Services          Services           Other           Consolidated
                                                ------------------------------------------------------------------------
                                                                          (Dollar amounts in thousands)

Gross inpatient revenues                               $734,532          $121,442           $4,812             $860,786
Gross outpatient revenues                              $270,591           $18,897          $29,131             $318,619
Total net revenues                                     $430,775           $75,386          $18,667             $524,828
EBITDAR (A)                                             $79,903           $15,386         ($8,224)              $87,065
Total assets as of 6/30/00                           $1,226,382          $146,444         $152,265           $1,525,091
Licensed beds                                             4,843             2,044         --------                6,887
Available beds                                            4,150             2,029         --------                6,179
Patient days                                            241,221           122,878         --------              364,099
Admissions                                               51,564            10,133         --------               61,697
Average length of stay                                      4.7              12.1         --------                  5.9


                                                                     Six Months Ended June 30, 2001
                                                ------------------------------------------------------------------------
                                                                     Behavioral
                                                   Acute Care          Health                               Total
                                                    Services          Services           Other           Consolidated
                                                ------------------------------------------------------------------------
                                                                          (Dollar amounts in thousands)
Gross inpatient revenues                             $2,023,462          $460,515            $5,313          $2,489,290
Gross outpatient revenues                              $706,734           $74,135           $67,197            $848,066
Total net revenues                                   $1,089,891          $272,731           $32,923          $1,395,545
EBITDAR (A)                                            $201,925           $54,682         ($32,656)            $223,951
Total assets as of 6/30/01                           $1,543,687          $290,705          $146,227          $1,980,619
Licensed beds                                             5,918             3,717          --------               9,635
Available beds                                            5,067             3,573          --------               8,640
Patient days                                            640,981           477,095          --------           1,118,076
Admissions                                              142,569            39,508          --------             182,077
Average length of stay                                      4.5              12.1          --------                 6.1



                                                                    Six Months Ended June 30, 2000
                                                ------------------------------------------------------------------------
                                                                     Behavioral
                                                   Acute Care          Health                               Total
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


(A) EBITDAR - Earnings before interest, income taxes, depreciation, amortization, lease & rental, minority interest expense and gains/losses on foreign exchange and derivative transactions.

(6)  Earnings Per Share Data ("EPS")

In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All classes of common stock participated on a pro rata basis. All references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.


                                                       Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                           ---------                           --------
                                                     2001              2000             2001              2000
                                                     ----              ----             ----              ----
                                                                In thousands, except per share data
Basic:
Net income                                         $32,390            $23,309         $68,561          $51,938
Average shares outstanding                          59,918             60,238          59,873           60,710
                                                    -------           -------         -------           -------
Basic EPS                                           $ 0.54             $ 0.39          $ 1.15           $ 0.86
                                                    =======           =======         =======           =======

Diluted:
Net income                                          $32,390           $23,309         $68,561           $51,938
Add discounted convertible
debenture interest,
net of income tax effect                              2,049               238           4,019               238
                                                    -------           -------         -------           -------

Totals                                              $34,439           $23,547         $72,580           $52,176
                                                    =======           =======         =======           =======

Average shares outstanding                           59,918            60,238          59,873            60,710
Net effect of dilutive stock
   options and grants based on the
   treasury stock method                                728             1,244             735             1,086
Assumed conversion
   of discounted convertible
   debentures                                         6,578               796           6,578               398
                                                    -------           -------         -------           -------

Totals                                               67,224            62,278          67,186            62,194
                                                    -------       -    ------          ------            ------
Diluted EPS                                           $0.51            $ 0.38          $ 1.08             $0.84
                                                    =======           =======         =======           =======


(7)  Comprehensive Income (Loss)

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


                                                               Three Months Ended             Six Months Ended
                                                               ------------------             ----------------
                                                                    June 30,                      June 30,
                                                                    --------                      --------
                                                               2001          2000             2001        2000
                                                               ----          ----             ----        ----

Net income                                                     $32,390    $23,309          $68,561     $51,938
Other comprehensive income (loss):
Foreign currency translation adjustments                         1,907        ---              782         ---

Cumulative effect of change in accounting
   principle (SFAS No. 133) on other comprehensive
   income (net of income tax effect)                               ---        ---           (4,779)        ---

Unrealized derivative losses on cash flow hedges
  (net of income tax effect)                                     1,347        ---           (1,933)        ---
                                                               -------    -------          -------     -------
Comprehensive income                                           $35,644    $23,309          $62,631     $51,938
                                                               =======    =======          =======     =======


(8) New Accounting Pronouncements Not Yet Adopted:

In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." The provisions of this statement are required to be applied by the Company beginning January 1, 2002. This statement is required to be applied to all goodwill and other intangible assets recognized in the Company's financial statements at the date of adoption. Upon adoption, goodwill will no longer be amortized but will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Impairment losses that arise due to the initial application of this statement will be reported as a cumulative effect of a change in accounting principle. The Company has not yet quantified the impact of adopting this statement on its financial statements.

(9) Subsequent Event

Subsequent to June 30, 2001 the Company received notice from its counter-party that on August 15, 2001, they will exercise their option to terminate the interest rate swap with a notional principal amount of $135 million and scheduled termination date of August 15, 2005. This swap is a designated fair value hedge to the Company's 8 3/4%, $135 million bonds. The termination is expected to result in a net payment to the Company of approximately $3.5 million. Upon the termination of the fair value hedge, the Company will cease adjusting the fair value value of the debt and the resulting difference between the fair value at termination and the face value of the debt will be amortized over the remaining life of the hedged debt using the effective interest method. If the hedged debt is called prior to maturity, any remaining difference would be recognized in current period earnings.

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

Results of Operations
---------------------

Net revenues increased 37% to $719 million for the three months ended June 30, 2001 as compared to $525 million in the same prior year period and increased 31% to $1.396 billion for the six months ended June 30, 2001 as compared to $1.066 billion during the comparable 2000 six month period. The $194 million increase in net revenues during the 2001 second quarter as compared to the comparable prior year quarter was due primarily to: (i) $110 million of net revenues generated at twenty-seven acute care and behavioral health care facilities acquired in the U.S. and France since the third quarter of 2000, and; (ii) $86 million or 17% increase in net revenues generated at acute care and behavioral health care facilities owned during both periods. The $330 million increase in net revenues during the six months ended June 30, 2001 as compared to the comparable prior year six month period was due primarily to: (i) $195 million of net revenues generated at twenty-seven acute care and behavioral health care facilities acquired in the U.S. and France since the third quarter of 2000, and;
(ii) $137 million or 13% increase in net revenues generated at acute care and behavioral health care facilities owned during both periods.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased 27% to $111 million for the three month period ended June 30, 2001 from $87 million in the comparable prior year quarter and increased 24% to $224 million during the six month period ended June 30, 2001 as compared to $181 million during the comparable 2000 six month period.

Overall operating margins were 15.4% in the 2001 second quarter as compared to 16.6% in the 2000 second quarter and 16.0% for the six month period ended June 30, 2001 as compared to 17.0% during the six month period ended June 30, 2000. The factors causing the decrease in the overall operating margins, which occurred primarily in the Company's acute care services' segment, are discussed below.

Acute Care Services
-------------------

Net revenues from the Company's acute care hospitals (including the eight hospitals in France acquired during the first quarter of 2001), ambulatory treatment centers and specialized women's health center accounted for 80% and 85% of consolidated net revenues for each of the quarters ended June 30, 2001 and 2000, respectively, and 80% and 86% for the six month periods ended June 30, 2001 and 2000, respectively. Net revenues at the Company's acute care facilities owned in both periods increased 18% during the three month period ended June 30, 2001 as compared to the comparable prior year quarter and increased 14% during the six month period ended June 30, 2001 as compared to the comparable prior year six month period. These increases in same facility net revenues were due to an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations, an increase in Medicare reimbursements which commenced on April 1, 2001 and an increase in patient volumes, as discussed below. Included in the same facility acute care financial results and patient statistical data are the operating results generated at the 60-bed McAllen Heart Hospital which was acquired by the Company in March of 2001 and is now operating under the same license as an integrated department of McAllen Medical Center.

Admissions to the Company's acute care facilities owned in both quarters increased 6% during the quarter ended June 30, 2001 over the comparable 2000 quarter and patient days at these facilities increased 8% for the three months ended June 30, 2001 as compared to the comparable prior year quarter. The average length of stay at the acute care facilities owned during both periods increased 2% to 4.8 days for the three month period ended June 30, 2001 as compared to 4.7 days in the comparable prior year quarter. Admissions to the Company's acute care facilities owned in both six month periods increased 4% during the six month period ended June 30, 2001 over the comparable 2000 period and patient days at these facilities increased 5% for the six month ended June 30, 2001 as compared to the comparable prior year period. The average length of stay at the acute care facilities owned during both six month periods remained unchanged at 4.8 days. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the three month periods ending June 30, 2001 and 2000 increased 22% in the second quarter of 2001 as compared to the comparable 2000 quarter and comprised 26% of the Company's acute care gross patient revenue in the second quarter of 2001 as compared to 27% during the 2000 comparable quarter. Gross outpatient revenues at these facilities increased 23% during the six month period ended June 30, 2001 as compared to the comparable prior year period and comprised 26% of the Company's acute care gross patient revenue during the each of the six month periods ended June 30, 2001 and 2000.

The increase in net revenue as discussed above was negatively effected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and increased discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company's acute care facilities, operating expenses, (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 82.5% and 81.5% for the three months ended June 30, 2001 and 2000, respectively, and 81.5% and 80.8% for the six months ended June 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 17.5% and 18.5% during the quarters ended June 30, 2001 and 2000, respectively, and 18.5% and 19.2% during the six month periods ended June 30, 2001 and 2000, respectively. At the Company's acute care facilities owned in both three and six month periods ended June 30, 2001 and 2000, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 82.6% and 81.3% for the three months ended June 30, 2001 and 2000, respectively, and 81.4% and 80.8% for the six months ended June 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 17.4% and 18.7% during the quarters ended June 30, 2001 and 2000, respectively, and 18.6% and 19.2% during the six month periods ended June 30, 2001 and 2000, respectively.

Despite the strong revenue growth experienced at the Company's acute care facilities during the three and six month periods ended June 30, 2001 as compared to the comparable prior year periods, operating margins at these facilities were lower in the 2001 periods as compared to the prior year periods due to increases in salaries, wages and benefits, pharmaceutical expense, bad debt expense and insurance expense. Salaries, wages and benefits increased primarily as a result of rising labor rates, particularly in the area of skilled nursing and the increase in pharmaceutical expense was caused primarily by increased utilization of high-cost drugs. Bad debts were increased during the quarter to reserve for receivables due from two insolvent HMOs that filed for bankruptcy in Louisiana and Puerto Rico while the increase in insurance expense was caused primarily by unfavorable industry-wide pricing trends for commercial hospital professional and general liability coverage. The Company expects the expense factors mentioned above to continue to pressure future operating margins.

Behavioral Health Services
--------------------------

Net revenues from the Company's behavioral health services facilities accounted for 20% and 14% of consolidated net revenues during the three month periods ended June 30, 2001 and 2000, respectively, and 20% and 14% for the six month periods ended June 30, 2001 and 2000, respectively. Net revenues at the Company's behavioral health services facilities owned in both periods increased 10% during the three month period ended June 30, 2001 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 6% and 4%, respectively, during the three month period ended June 30, 2001 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods decreased 2% to 11.9 days during the 2001 second quarter as compared to 12.1 days in the comparable prior year period.

Net revenues at the Company's behavioral health services facilities owned in both six month periods increased 9% during the six month period ended June 30, 2001 as compared to the comparable prior year period. Admissions and patient days at these facilities increased 6% and 5%, respectively, during the six month period ended June 30, 2001 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods decreased 2% to 11.5 days during the 2001 six month period as compared to 11.8 days in the comparable prior year period.

At the Company's behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 79.7% and 79.6% for the three month periods ended June 30, 2001 and 2000, respectively, and 80.0% and 80.6% for the six month periods ended June 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 20.3% and 20.4% during the three months periods ended June 30, 2001 and 2000, respectively, and 20.0% and 19.4% during the six month periods ended June 30, 2001 and 2000, respectively. On a same facility basis, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 78.3% and 79.6% for the three month periods ended June 30, 2001 and 2000, respectively, and 79.0% and 80.6% for the six month periods ended June 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 21.7% and 20.4% during the quarters ended June 30, 2001 and 2000, respectively, and 21.0% and 19.4% during the six month periods ended June 30, 2001 and 2000, respectively. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and also continues its increased focus on receivables management.

Other Operating Results
-----------------------

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $3.7 million and $3.4 million for the three months ended June 30, 2001 and 2000, respectively, and $7.6 million and $6.5 million for the six month periods ended June 30, 2001 and 2000, respectively. The minority interest expense recorded during both periods consists primarily of the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, D.C.

Interest expense increased $3.3 million to $10.5 million during the three months ended June 30, 2001 and increased $4.4 million to $19.0 million during the six months ended June 30, 2001, as compared to the comparable prior year periods. The increases during the 2001 periods as compared to the comparable prior year periods were due primarily to increased borrowings used to finance the purchase of twenty-seven acute care and behavioral health care facilities acquired in the U.S. and France since the third quarter of 2000.

Depreciation and amortization expense increased $4.1 million to $32.2 million during the three months ended June 30, 2001 and increased $6.2 million to $62.0 million during the six months ended June 30, 2001, as compared to the comparable prior year periods. The increases during the 2001 periods as compared to the comparable prior year periods were due primarily to increased expense incurred in connection with the acquisitions mentioned above.

The effective tax rate was 36% for each of the three and six month periods ended June 30, 2001 and 2000.

General Trends
--------------

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 42% and 44% of the Company's net patient revenues during the three month periods ended June 30, 2001 and 2000, respectively, and 41% and 44% of the Company's net patient revenues during the six month periods ended June 30, 2001 and 2000, respectively. The Medicare program reimburses the Company's hospitals primarily based on established rates by a diagnosis related group for acute care hospitals and by cost based formula for behavioral health facilities. Historically, rates paid under Medicare's prospective payment system ("PPS") for inpatient services have increased, however, these increases have been less than cost increases. Pursuant to the terms of BBA-97, there were no increases in the rates paid to hospitals for inpatient care through September 30, 1998 and reimbursement for bad debt expense and capital costs as well as other items were reduced. Inpatient operating payment rates increased 0.5% for the period of October 1, 1998 through September 30, 1999, however, the modest rate of increase was less than inflation and was more than offset by the negative impact of converting reimbursement on skilled nursing facility patients from a cost based reimbursement to a prospective payment system and from lower DRG payments on certain patient transfers mandated by BBA-97. Inpatient operating payment rates were increased 1.1% for the period of October 1, 1999 through September 30, 2000, however, the modest increase was less than inflation and was more than offset by the negative impact of increasing the qualification threshold for additional payments for treating costly inpatient cases (outliers). Payments for Medicare outpatient services historically have been paid based on costs, subject to certain adjustments and limits. BBA-97 requires that payment for those services be converted to PPS, which was implemented on August 1, 2000. The implementation of outpatient PPS has not had a material impact on the Company's results of operations.

During the fourth quarter of 2000, Congress passed the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to health care providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April, 2001 and for the period of April 1, 2001 through September 30, 2001, the additional reimbursements will be remitted to hospitals at twice the scheduled amounts. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 through September 30,
2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Company of January 1, 2001. The Company estimates that the implementation of BIPA will result in an increase in net revenues and pre-tax income of approximately $5 million to $10 million during 2001.

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

In Texas, a law has been passed which mandates that the state senate apply for a waiver from current Medicaid regulations to allow the state to require that certain Medicaid participants be serviced through managed care providers. The Company is unable to predict whether Texas will be granted such a waiver or the effect on the Company's business of such a waiver. Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Beginning in the third quarter of 1999, as a result of reductions stemming from BBA-97 and program redesigns by the two states, the Company's Medicaid disproportionate share reimbursements were reduced by approximately $11 million annually, on a prospective basis. Beginning in the third quarter of 2000, the Medicaid disproportionate share reimbursements were reduced by an additional $2.5 million annually, on a prospective basis. Included in the Company's financial results was an aggregate of $9.1 million (including a favorable $2.8 million prior period adjustment) and $7.7 million for the three month periods ended June 30, 2001 and 2000, respectively, and $15.5 million and $15.4 million for the six month periods ended June 30, 2001 and 2000, respectively, (including reimbursements received at an acute care hospital located in Texas acquired during the third quarter of 2000). Failure to renew these programs, which are scheduled to terminate in the third quarter of 2001, or further reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 39% and 34% of the Company's net patient revenues for the three month periods ended June 30, 2001 and 2000, respectively, and 37% and 33% of the Company's net patient revenues for the six month periods ended June 30, 2001 and 2000, were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past year, the Company secured price increases from many of its commercial payors including managed care companies.

Effective January 1, 1998 the Company's subsidiaries are covered under commercial insurance policies which provide for a self-insured retention limit for professional and general liability claims for most of its subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with major insurance carriers. The Company's remaining facilities are fully insured under commercial policies with excess coverage up to $100 million maintained with major insurance carriers. Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. Therefore, there can be no assurance that the Company will be able to purchase commercial policies at reasonable premiums upon the December 31, 2001 expiration of current policies. If the cost of obtaining commercial policies becomes cost prohibitive, the Company may have to assume a greater portion of the hospital professional and general liability risk or become fully self-insured for some or all of its facilities.

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


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $160 million during the six months ended June 30, 2001 and $97 million during the comparable prior year period. The $63 million increase during the 2001 six month period as compared to the comparable prior year period was primarily attributable to: (i) a favorable $31 million change due to an increase in net income plus the addback of depreciation and amortization expense, minority interest in earnings of consolidated entities, accretion of discount on convertible debentures and losses on foreign exchange and derivative transactions; (ii) a favorable $18 million change in accounts receivable, and; (iii) $14 million of other net favorable working capital changes.

During the first quarter of 2001, the Company acquired the following facilities for a total investment of approximately $192 million (including a $13 million increase in working capital accounts at purchased facilities where working capital was not included in the purchase transaction): (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico; (ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts; (iv) a 60-bed specialty heart hospital located in McAllen, Texas; (v) an outpatient surgery center located in Reno, Nevada, and; (vi) the purchase of an 80% ownership interest in an operating company that owns eight hospitals located in France. Also during the six month period of June 30, 2001, the Company spent $69 million to finance capital expenditures as compared to $46 million during the six month period of 2000.

As of June 30, 2001, the Company had approximately $225 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. As of June 30, 2001, the Company had $25 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed on October 30th of each year. The Company's total debt as a percentage of total capitalization was 46% at June 30, 2001 and 43% at December 31, 2000. The increase during the six months ended June 30, 2001 was due increased borrowings under the Company's revolving credit facility to finance the acquisitions mentioned above.

In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All classes of common stock participated on a pro rata basis.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There have been no material changes in quantitative and qualitative disclosures in 2001. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

(a) The following information relates to matters submitted to the election of shareholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 23, 2001.

(b) Not applicable

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

     Election by Class A & Class C stockholders of Class II Directors:


                                    Anthony Pantaleoni                 Joseph T. Sebastianelli
                                    ------------------                 -----------------------
         Votes cast in favor                2,118,367                           2,118,367
         Votes withheld                         -0-                                 -0-

         Election by Class B & Class D stockholders of a Class II Director, Robert H. Hotz:

         Votes cast in favor               23,671,950
         Votes withheld                       365,780

         Adoption of the Amendment to the Company's Restated Certificate of Incorporation:

         Votes cast in favor               23,810,292
         Votes cast against                   147,251
         Votes abstained                        9,047
         Broker non-votes                   2,226,459

         Adoption of the Amendment to the Company's Amended and Restated 1992 Stock Option Plan:

         Votes cast in favor               23,318,215
         Votes cast against                   364,534
         Votes abstained                       16,451
         Broker non-votes                   2,493,849

         Adoption of the 2001 Employees' Restricted Stock Purchase Plan:

         Votes cast in favor               23,242,623
         Votes cast against                   434,113
         Votes abstained                       10,306
         Broker non-votes                   2,506,007

(d) Not applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

(b) Report on Form 8-K dated July 3, 2001, reported under Item 5, notifying the Trustee and all holders of the Company's Convertible Debentures Due 2020, of the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class B Common Stock from 75,000,000 to 150,000,000 and the two-for-one stock split declared in the form of a 100% dividend effected on June 1, 2001.

11. Statement re computation of per share earnings is set forth on Page 9 in
Note 6 of the Notes to the Condensed Consolidated Financial Statements.


               All other items of this Report are inapplicable.




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



                                          Universal Health Services, Inc.
                                               (Registrant)




Date:  August 10, 2001                /s/ Kirk E. Gorman
                                      ------------------------------------------
                                      Kirk E. Gorman, Senior Vice President and
                                      Chief Financial Officer

                                      (Principal Financial Officer and
                                       Duly Authorized Officer).