Form 10-Q
period 2001-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2001-11-13
CIK 352915

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

          (MARK ONE)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                 OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ............to..........
               Commission file number 1-10765

                       UNIVERSAL HEALTH SERVICES, INC.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                             23-2077891
     -------------------------------            ------------------
     (State or other jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

        UNIVERSAL CORPORATE CENTER
          367 SOUTH GULPH ROAD
        KING OF PRUSSIA, PENNSYLVANIA                         19406
    ---------------------------------------                -------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2001:

                         Class A     3,848,886
                         Class B    55,607,702
                         Class C       387,848
                         Class D        38,419

================================================================================

                        UNIVERSAL HEALTH SERVICES, INC.
                        -------------------------------

                                   I N D E X
                                   ---------

PART I.  FINANCIAL INFORMATION                                                       PAGE NO.

Item 1.  Financial Statements

 Condensed Consolidated Statements of Income -
   Three and Nine Months Ended September 30, 2001 and 2000.............................. Three

 Condensed Consolidated Balance Sheets - September 30, 2001
   and December 31, 2000................................................................. Four

 Condensed Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 2001 and 2000......................................... Five

 Notes to Condensed Consolidated Financial Statements...................... Six through Twelve

Item 2.  Management's Discussion and Analysis of Operations
         and Financial Condition...................................Thirteen through Twenty-Two

PART II.  OTHER INFORMATION.......................................................Twenty-Three

SIGNATURE..........................................................................Twenty-Four

                          PART I. FINANCIAL INFORMATION

                 UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                  (unaudited)


                                                                      Three Months                          Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                           -----------------------------------    -------------------------------
                                                             2001                 2000               2001              2000
                                                           -----------------------------------    -------------------------------
Net revenues                                                $720,784            $561,790          $2,116,329       $1,627,622

Operating charges:
     Salaries, wages and benefits                            282,225             219,371             832,785          632,902
     Other operating expenses                                167,958             132,123             488,740          369,669
     Supplies expense                                         94,275              74,780             276,622          221,295
     Provision for doubtful accounts                          68,682              49,221             186,587          136,084
     Depreciation and amortization                            32,587              28,475              94,630           84,278
     Lease and rental expense                                 13,884              12,482              39,994           36,351
     Interest expense, net                                     9,846               6,994              28,808           21,514
                                                            --------            --------          ----------       ----------
                                                             669,457             523,446           1,948,166        1,502,093
                                                            ---------           --------          ----------       ----------
Income before minority interests, effect of foreign
 exchange and derivative transactions and income taxes        51,327              38,344             168,163          125,529
Minority interests in earnings of consolidated entities        3,700               3,172              11,324            9,686
Losses on foreign exchange and derivative transactions           108               -----               1,509            -----
                                                            --------            --------          ----------       ----------

Income before income taxes                                    47,519              35,172             155,330          115,843
Provision for income taxes                                    17,265              12,837              56,515           41,570
                                                            --------            --------          ----------        ---------

Net income                                                  $ 30,254            $ 22,335          $   98,815       $   74,273
                                                            ========            ========          ==========        =========


Earnings per common share - basic                           $   0.50            $   0.37          $     1.65       $     1.23
                                                            ========            ========          ==========       ==========

Earnings per common share - diluted                         $   0.48            $   0.36          $     1.56       $     1.19
                                                            ========            ========          ==========       ==========

Weighted average number of common shares - basic              59,921              59,786              59,889           60,402
Weighted average number of common share equivalents            7,496               7,902               7,373            3,636
                                                            --------            --------          ----------       ----------
Weighted average number of common shares and
  equivalents - diluted                                        67,417              67,688             67,262           64,038
                                                            =========           =========         ==========       ==========

   See accompanying notes to these condensed consolidated financial statements.

                 UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000s omitted, unaudited)

                                                                             September 30,         December 31,
                                                                                2001                   2000
                                                                             --------------        ------------
                      Assets
Current assets:
    Cash and cash equivalents                                                 $   24,591               $   10,545
    Accounts receivable, net                                                     404,585                  376,601
    Supplies                                                                      49,995                   45,518
    Deferred income taxes                                                         23,079                   17,943
    Other current assets                                                          27,599                   25,848
                                                                              ----------               ----------
          Total current assets                                                   529,849                  476,455
                                                                              ----------               ----------

Property and equipment                                                         1,563,719                1,350,950
Less: accumulated depreciation                                                  (574,462)                (512,704)
                                                                              ----------               ----------
                                                                                 989,257                  838,246
Funds restricted for construction                                                 10,121                   37,381
                                                                              ----------               ----------
                                                                                 999,378                  875,627
                                                                              ----------               ----------

Other assets:
    Excess of cost over fair value of net assets acquired                        396,225                  316,777
    Deferred charges                                                              12,737                   17,223
    Deferred income taxes                                                            737                       --
    Other                                                                         72,318                   56,295
                                                                              ----------               ----------
                                                                                 482,017                  390,295
                                                                              ----------               ----------
                                                                              $2,011,244               $1,742,377
                                                                              ==========               ==========

       Liabilities and Stockholders' Equity
Current liabilities:
    Current maturities of long-term debt                                      $    1,273               $      689
    Accounts payable and accrued liabilities                                     297,878                  245,623
    Federal and state taxes                                                       21,596                    2,528
                                                                              ----------                ---------
          Total current liabilities                                              320,747                  248,840
                                                                              ----------               ----------

Other noncurrent liabilities                                                     103,503                   71,730
                                                                              ----------               ----------
Minority interest                                                                130,504                  120,788
                                                                              ----------               ----------
Long-term debt, net of current maturities                                        623,858                  548,064
                                                                              ----------               ----------
Deferred income taxes                                                             33,420                   36,381
                                                                              ----------               ----------

Common stockholders' equity:
    Class A Common Stock, 3,848,886 shares
      outstanding in 2001, 3,848,886 in 2000                                          38                       38
    Class B Common Stock, 55,580,201 shares
      outstanding in 2001, 55,549,312 in 2000                                        556                      556
    Class C Common Stock, 387,848 shares
      outstanding in 2001, 387,848 in 2000                                             4                        4
    Class D Common Stock, 39,705 shares
      outstanding in 2001, 44,530 in 2000                                             --                       --
    Capital in excess of par, net of deferred
      compensation of $419 in 2001 and $485 in 2000                              137,655                  139,953
    Retained earnings                                                            675,137                  576,023
    Accumulated other comprehensive income (loss)                                (14,178)                      --
                                                                              ----------               ----------
                                                                                 799,212                  716,574
                                                                              ----------               ----------
                                                                              $2,011,244               $1,742,377
                                                                             ===========               ==========

 See accompanying notes to these condensed consolidated financial statements.

                 UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (000s omitted - unaudited)

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                     2001                   2000
                                                                                                -------------          ------------
Cash Flows from Operating Activities:
  Net income                                                                                         $ 98,815              $ 74,273
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                                                         94,630                84,278
   Minority interests in earnings of consolidated entities                                             11,324                 9,686
   Accretion of discount on convertible debentures                                                      8,100                 3,203
   Losses on foreign exchange and derivative transactions                                               1,509                ------
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                                                 14,513               (20,233)
   Accrued interest                                                                                    (1,101)               (3,770)
   Accrued and deferred income taxes                                                                   20,471                20,321
   Other working capital accounts                                                                      24,867                14,174
   Other assets and deferred charges                                                                   (1,703)              (11,985)
   Increase in working capital at acquired facilities                                                 (15,304)              (12,279)
   Other                                                                                               (2,112)                  985
   Accrued insurance expense, net of commercial premiums paid                                          18,368                 6,473
   Payments made in settlement of self-insurance claims                                                (9,588)               (8,005)
                                                                                                     --------              ---------
  Net cash provided by operating activities                                                           262,789               157,121
                                                                                                     --------              ---------

Cash Flows from Investing Activities:
   Property and equipment additions, net                                                             (111,545)              (71,583)
   Acquisition of businesses                                                                         (184,088)             (139,020)
   Investment in business                                                                                  --               (12,277)
   Proceeds received from divestitures, net                                                                --                 5,753
                                                                                                     --------               --------
  Net cash used in investing activities                                                              (295,633)             (217,127)
                                                                                                     --------              ---------

Cash Flows from Financing Activities:
   Additional borrowings                                                                              110,521               239,425
   Reduction of long-term debt                                                                        (49,906)             (142,737)
   Distributions to minority partners                                                                  (9,378)               (4,447)
   Issuance of common stock                                                                             1,856                 3,544
   Repurchase of common shares                                                                         (6,203)              (35,985)
                                                                                                     --------              ---------
  Net cash provided by financing activities                                                            46,890                59,800
                                                                                                     --------              ---------

Increase (decrease) in cash and cash equivalents                                                       14,046                  (206)
Cash and cash equivalents, Beginning of Period                                                         10,545                 6,181
                                                                                                     --------              ---------
Cash and cash equivalents, End of Period                                                             $ 24,591              $  5,975
                                                                                                     ========              =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                      $ 21,809              $ 22,081
                                                                                                     ========              =========

  Income taxes paid, net of refunds                                                                  $ 35,360              $ 21,276
                                                                                                     ========              =========

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

(2)  Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of the Company's professional and general liability, workers' compensation reserves, and pension liability.

The minority interest liability consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada, a 20% outside ownership in an acute care facility located in Washington D.C. and a 20% outside ownership interest in an operating company that owns eight hospitals in France (a ninth facility in France was purchased subsequent to the end of the third quarter of 2001).

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

During the third quarter of 2001, the Pennsylvania Insurance Commissioner obtained a rehabilitation order for PHICO Insurance Company, which provides the majority of the Company's general and professional liability insurance. This order gives the Pennsylvania Department of Insurance statutory control over PHICO, including the ability to thoroughly analyze, evaluate and oversee financial operations. No provision has been made for any potential contingencies on the Company's September 30, 2001 financial statements as a result of the rehabilitation order as such amount, if any, could not be reasonably estimated. However, the Company does believe that PHICO continues to have substantial liability to pay claims on behalf of the Company, and an inability to discharge this liability could have a material adverse effect on the Company's future results of operations.

(4) Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivative are reported in other comprehensive income ("OCI"). The ineffective portions of hedges are recognized in earnings in the current period.

The adoption of this new standard as of January 1, 2001 resulted in an increase of $3.3 million in other assets to recognize at fair value its derivative that is designated as a fair-value hedging instrument and $3.3 million of long term debt to recognize the difference between the carrying value and fair value of the related hedged liability. During the third quarter of 2001, the counter-party to this fair-value interest rate swap with a notional principal amount of $135 million, elected to terminate the interest rate swap. This swap was a designated fair value hedge to the Company's $135 million 8.75% Senior Notes that were redeemed in October, 2001. The termination resulted in a net payment to the Company of approximately $3.8 million. Upon the termination of the fair value hedge, the Company ceased adjusting the fair value of the debt. For the three and nine month periods ended September 30, 2001, the Company recorded an increase of an additional $115,000 and $2.2 million, respectively, in other assets and long term debt to recognize the increased value of the fair-value hedging instruments through the date of termination. At the date of termination, the Company removed the derivative from its balance sheet and amortized the adjustment of the carrying amount of the related hedge liability into earnings through the maturity date of the debt.

Upon the January 1, 2001 adoption of SFAS No. 133, the Company also recorded a pre-tax cumulative effect of an accounting change of approximately $7.6 million in other comprehensive income ($4.8 million after-tax), recorded during the quarter ended March 31, 2001, to recognize at fair value all derivatives that
are designated as cash flow hedging instruments.   To recognize the change in
value during the three and nine month periods ended September 30, 2001, the Company recorded, in OCI, a pre-tax charge of $9.6 million ($6.1 million after-
tax) during the quarter ended September 30, 2001 and a pre-tax charge of $12.7 million ($8.0 million after-tax) during the nine month period ended September
30, 2001.   The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. It is expected that $8.3 million of net losses in accumulated OCI will be
reclassified into earnings within the next twelve months.   The Company also
recorded an after-tax charge of approximately $133,000 during the nine month period ended September 30, 2001 to recognize the ineffective portion of the cash
flow hedging instruments.   As of September 30, 2001, the maximum length of time
over which the Company is hedging its exposure to the variability in future cash
flows for forecasted transactions is through August 2005.   There was no gain or
loss reclassified from accumulated OCI into earnings during the nine month period ended September 30, 2001, as a result of the discontinuance of a cash flow hedge due to the probability of the original forecasted transaction not occurring.

The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. All of the Company's cash flow hedges at September 30, 2001 relate to the payment of variable interest on existing debt.

Foreign Currency Risk:

In connection with the Company's first quarter of 2001 purchase of a 80% ownership interest in an operating company that owned eight hospitals in France, the Company extended an intercompany loan denominated in francs. Included in the Company's financial results for the nine month period ended September 30, 2001 was a $1.3 million pre-tax loss ($800,000 after-tax), recorded during the quarter ended March 31, 2001, resulting from foreign exchange fluctuations related to this intercompany loan. During the second quarter of 2001, the Company entered into certain forward exchange contracts to hedge the exposure associated with foreign currency fluctuations on the intercompany loan. These contracts are not designated as hedging instruments and changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the intercompany loan. The effect of the change in fair value of the contract for the three month period of July 1, 2001 through September 30, 2001 was a loss of $4.1 million which offset a $4.1 million exchange gain on the intercompany loan. The effect of the change in fair value of the contract for the period of April 1, 2001 through September 30, 2001 was a loss of $2.7 million which offset a $2.7 million exchange gain on the intercompany loan.

(5)  Segment Reporting

The Company's reportable operating segments consist of acute care services (including the hospitals located in France in which the Company has an 80% ownership interest), and behavioral health care services. The "Other" segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting. Also included are the operating results of the Company's other operating entities including the outpatient surgery and radiation therapy centers and specialized women's health center. The chief decision making group for the Company's acute care services and behavioral health care services is comprised of the Company's President and Chief Executive Officer, and the lead executives of each of the Company's two primary operating
segments.   The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                                     Three Months Ended September 30, 2001
                                       ------------------------------------------------------------------
                                                        Behavioral
                                        Acute Care        Health                              Total
                                         Services        Services           Other          Consolidated
                                       ------------------------------------------------------------------
                                                         (Dollar amounts in thousands)
Gross inpatient revenues                  $  997,380        $229,746         $   2,552         $1,229,678
Gross outpatient revenues                 $  358,212        $ 33,787         $  34,924         $  426,923
Total net revenues                        $  570,062        $133,779         $  16,943         $  720,784
EBITDAR (A)                               $   95,736        $ 24,391          ($12,483)        $  107,644
Total assets as of 9/30/01                $1,571,653        $284,512         $ 155,079         $2,011,244
Licensed beds                                  6,483           3,744          --------             10,227
Available beds                                 5,632           3,600          --------              9,232
Patient days                                 332,194         241,234          --------            573,428
Admissions                                    72,071          20,251          --------             92,322
Average length of stay                           4.6            11.9          --------                6.2

                                                     Three Months Ended September 30, 2000
                                      -------------------------------------------------------------------
                                                        Behavioral
                                        Acute Care        Health                              Total
                                         Services        Services           Other          Consolidated
                                      -------------------------------------------------------------------
                                                          (Dollar amounts in thousands)
Gross inpatient revenues                  $  776,568        $152,508         $   4,826         $  933,902
Gross outpatient revenues                 $  280,121        $ 27,673         $  27,392         $  335,186
Total net revenues                        $  453,817        $ 91,694         $  16,279         $  561,790
EBITDAR (A)                               $   82,504        $ 16,534          ($12,743)        $   86,295
Total assets as of 9/30/00                $1,294,626        $241,453         $ 165,090         $1,701,169
Licensed beds                                  5,053           2,944          --------              7,997
Available beds                                 4,264           2,856          --------              7,120
Patient days                                 246,407         162,422          --------            408,829
Admissions                                    52,184          13,456          --------             65,640
Average length of stay                           4.7            12.1          --------                6.2

                                                      Nine Months Ended September 30, 2001
                                       ------------------------------------------------------------------
                                                        Behavioral
                                        Acute Care        Health                              Total
                                         Services        Services          Other           Consolidated
                                       ------------------------------------------------------------------
                                                         (Dollar amounts in thousands)
Gross inpatient revenues                  $3,020,842        $690,261         $   7,865         $3,718,968
Gross outpatient revenues                 $1,064,946        $107,922         $ 102,121         $1,274,989
Total net revenues                        $1,659,953        $406,510         $  49,866         $2,116,329
EBITDAR (A)                               $  297,661        $ 79,073          ($45,139)        $  331,595
Total assets as of 9/30/01                $1,571,653        $284,512         $ 155,079         $2,011,244
Licensed beds                                  6,106           3,726          --------              9,832
Available beds                                 5,255           3,582          --------              8,837
Patient days                                 973,357         718,329          --------          1,691,686
Admissions                                   208,796          59,759          --------            268,555
Average length of stay                           4.7            12.0          --------                6.3

                                                     Nine Months Ended September 30, 2000
                                       ------------------------------------------------------------------
                                                        Behavioral
                                        Acute Care        Health                              Total
                                         Services        Services          Other          Consolidated
                                       ------------------------------------------------------------------
                                                         (Dollar amounts in thousands)
Gross inpatient revenues                  $2,309,343        $390,140        $  16,172          $2,715,655
Gross outpatient revenues                 $  811,114        $ 71,938        $  86,670          $  969,722
Total net revenues                        $1,334,552        $240,745        $  52,325          $1,627,622
EBITDAR (A)                               $  251,715        $ 45,402         ($29,445)         $  267,672
Total assets as of 9/30/00                $1,294,626        $241,453        $ 165,090          $1,701,169
Licensed beds                                  4,908           2,349         --------               7,257
Available beds                                 4,175           2,310         --------               6,485
Patient days                                 754,973         406,177         --------           1,161,150
Admissions                                   159,151          34,192         --------             193,343
Average length of stay                           4.7            11.9         --------                 6.0

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                Three Months Ended              Nine Months Ended
                                              ----------------------        -----------------------
                                                  September 30,                   September 30,
                                              ----------------------        ------------------------
                                                2001          2000            2001            2000
                                              -------        -------        --------         -------
                                                   In thousands, except per share data
Basic:
Net income                                    $30,254        $22,335        $ 98,815         $74,273
Average shares outstanding                     59,921         59,786          59,889          60,402
                                              -------        -------        --------         -------
Basic EPS                                     $  0.50        $  0.37        $   1.65         $  1.23
                                              =======        =======        ========         =======

Diluted:
Net income                                    $30,254        $22,335        $ 98,815         $74,273
Add discounted convertible
debenture interest,
net of income tax effect                        2,051          1,970           6,070           2,208
                                              -------        -------        --------         -------

Totals                                        $32,305        $24,305        $104,885         $76,481
                                              =======        =======        ========         =======

Average shares outstanding                     59,921         59,786          59,889          60,402
Net effect of dilutive stock
   options and grants based on the
   treasury stock method                          918          1,324             795           1,164
Assumed conversion
   of discounted convertible
   debentures                                   6,578          6,578           6,578           2,472
                                              -------        -------        --------         -------
Totals                                         67,417         67,688          67,262          64,038
                                              -------        -------        --------         -------
Diluted EPS                                   $  0.48        $  0.36        $   1.56         $  1.19
                                              =======        =======        ========         =======

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


                                                      Three Months Ended          Nine Months Ended
                                                  --------------------------  --------------------------
                                                        September 30,               September 30,
                                                  --------------------------  --------------------------
                                                   2001            2000            2001           2000
                                                 -------         --------        --------       --------
Net income                                       $30,254          $22,335         $98,851        $74,273
Other comprehensive income (loss):
Foreign currency translation adjustments          (2,158)           -----          (1,376)         -----
Cumulative effect of change in accounting
   principle (SFAS No. 133) on other
   comprehensive income (net of income tax
   effect)                                         -----            -----          (4,779)         -----
Unrealized derivative losses on cash flow hedges
  (net of income tax effect)                      (6,090)          ------          (8,023)         -----
                                                  -------         -------         -------        -------
Comprehensive income                             $22,006          $22,335         $84,673        $74,273
                                                 =======          =======         =======        =======

(8) New Accounting Pronouncements Not Yet Adopted:

In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.

SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. This statement is effective for business combinations completed after June 30, 2001.

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

(9) Subsequent Events

On October 9, 2001, the Company redeemed all of its outstanding $135.0 million, 8.75% Senior Notes ("Notes") due 2005 for an aggregate redemption price of $136.5 million. The redemption of the Notes was financed with borrowings under the Company's commercial paper and revolving credit facilities. During the third quarter of 2001, the counter-party to an interest rate swap with a notional principal amount of $135 million, elected to terminate the interest rate swap. This swap was a designated fair value hedge to the Notes. The termination resulted in a net payment to the Company of approximately $3.8 million. Upon the termination of the fair value hedge, the Company ceased
adjusting the fair value of the debt.   The effective interest method was used
to amortize the resulting difference between the fair value at termination and
the face value of the debt through the maturity date of the Notes.   In
connection with the
redemption of the Notes, the Company will record a net loss on debt extinguishment of $1.6 million during the fourth quarter of 2001.

In November of 2001, the Company issued $200 million of notes that have a 6.75% coupon rate (6.757% effective rate including amortization of bond discount) and will mature on November 15, 2011. The notes can be redeemed in whole or in part, at any time at the Company's option at a redemption price equal to accrued and unpaid interest on the principal being redeemed to the redemption date plus the greater of: (i) 100% of the principal amount of the notes to be redeemed, and; (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption), discounted to the date of redemption on a semiannual basis at the adjusted treasury rate (as defined) plus 30 basis points. The interest on the notes will be paid semiannually on May 15th and November 15th of each year. The net proceeds generated from this issuance were approximately $198.5 million and were used to repay outstanding borrowings under the Company's revolving credit agreement.

The Company is in the process of replacing its existing $400 million revolving credit facility with a new $400 million revolving credit facility. In connection with the new revolving credit facility, the Company has thus far received $295 million of commitments from lending institutions (of the proposed $400 million), subject to completion of satisfactory documentation. The Company expects the new revolving credit facility to provide for interest at the Company's option at variable rates and to have a maturity date in November of 2006.

Subsequent to September 30, 2001, the Company entered into an agreement to purchase a 150-bed acute care hospital located in Lansdale, Pennsylvania. The Company expects this purchase transaction, which is subject to regulatory approval, to be completed by late December, 2001 or early January, 2002. Also, the Company through its majority owned subsidiary, purchased a 204-bed acute care facility located in France.

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

Results of Operations
---------------------

Net revenues increased 28% to $721 million for the three months ended September 30, 2001 as compared to $562 million in the same prior year period and increased 30% to $2.116 billion for the nine months ended September 30, 2001 as compared to $1.628 billion during the comparable 2000 nine month period. The $159 million increase in net revenues during the 2001 third quarter as compared to the comparable prior year quarter was due primarily to: (i) $79 million of net revenues generated at twenty-seven acute care and behavioral health care facilities acquired in the U.S. and France since the third quarter of 2000, and; (ii) $80 million or 15% increase in net revenues generated at acute care and behavioral health care facilities owned during both periods. The $489 million increase in net revenues during the nine months ended September 30, 2001 as compared to the comparable prior year nine month period was due primarily to:
(i) $274 million of net revenues generated at twenty-seven acute care and behavioral health care facilities acquired in the U.S. and France since the third quarter of 2000, and; (ii) $217 million or 14% increase in net revenues generated at acute care and behavioral health care facilities owned during both periods.

Earnings before interest, income taxes, depreciation, amortization and lease and rental expense (before deducting minority interests in earnings of consolidated entities) ("EBITDAR") increased 25% to $108 million for the three month period ended September 30, 2001 from $86 million in the comparable prior year quarter and increased 24% to $332 million during the nine month period ended September 30, 2001 as compared to $268 million during the comparable 2000 nine month period. Overall operating margins were 14.9% in the 2001 third quarter as compared to 15.4% in the 2000 third quarter and 15.7% for the nine month period ended September 30, 2001 as compared to 16.4% during the nine month period ended September 30, 2000. The factors causing the decrease in the overall operating margins, which occurred primarily in the Company's acute care services' segment, are discussed below.

Acute Care Services
-------------------

Net revenues from the Company's acute care hospitals (including the eight hospitals in France acquired during the first quarter of 2001), ambulatory treatment centers and specialized women's health center accounted for 81% and 83% of consolidated net revenues for each of the quarters ended September 30, 2001 and 2000, respectively, and 81% and 85% for the nine month periods ended
September 30, 2001 and 2000, respectively.   Net revenues at the Company's acute
care facilities owned in both periods increased 16% during the three month period ended September 30, 2001 as compared to the comparable prior year quarter and increased 15% during the nine month period ended September 30, 2001 as
compared to the comparable prior year nine month period.   These increases in
same facility net revenues were due to an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations, an increase in Medicare reimbursements which commenced on April 1, 2001 and an increase in patient volumes, as discussed below. Included in the same facility acute care financial results and patient statistical data are the operating results generated at the 60-bed McAllen Heart Hospital which was acquired by the Company in March of 2001. Upon acquisition, the facility began operating under the same license as an integrated department of McAllen Medical Center and therefore the financial and statistical results are not separable.

The Company's acute care facilities owned in both quarters experienced a 7% increase in both admissions and patient days during the quarter ended September 30, 2001 over the comparable 2000 quarter as the average length of stay at these
facilities remained unchanged at 4.7 days.   Admissions to the Company's acute
care facilities owned in both nine month periods increased 5% during the nine month period ended September 30, 2001 over the comparable 2000 period and patient days at these facilities increased 6% for the nine months ended September 30, 2001 as compared to the comparable prior year period. The average length of stay at the acute care facilities owned during both nine month periods increased 1% to 4.8 days during the 2001 period as compared to 4.7 days during the prior year nine month period. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis due to technological and pharmaceutical improvements and continued pressures by payors, including Medicare, Medicaid and managed care companies to reduce admissions and lengths of stay. At the Company's acute care facilities owned during both periods, gross outpatient revenues increased 20% during the three month period ended September 30, 2001 as compared to the comparable prior year quarter and comprised 26% of the Company's acute care gross patient revenue in the third quarter of 2001 as compared to 27% during the 2000 comparable quarter. Gross outpatient revenues at these facilities increased 22% during the nine month period ended September 30, 2001 as compared to the comparable prior year period and comprised 26% of the

Company's acute care gross patient revenue during each of the nine month periods ended September 30, 2001 and 2000.

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

At the Company's acute care facilities, operating expenses, (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 83.2% and 81.8% for the three months ended September 30, 2001 and 2000, respectively, and 82.1% and 81.1% for the nine months ended September 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 16.8% and 18.2% during the quarters ended September 30, 2001 and 2000, respectively, and 17.9% and 18.9% during the nine month periods ended September 30, 2001 and 2000, respectively. At the Company's acute care facilities owned in both three and nine month periods ended September 30, 2001 and 2000, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 84.2% and 82.3% for the three months ended September 30, 2001 and 2000, respectively, and 82.3% and 81.3% for the nine months ended September 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 15.8% and 17.7% during the quarters ended September 30, 2001 and 2000, respectively, and 17.7% and 18.7% during the nine month periods ended September 30, 2001 and 2000, respectively.

Despite the strong revenue growth experienced at the Company's acute care facilities during the three and nine month periods ended September 30, 2001 as compared to the comparable prior year periods, operating margins at these facilities were lower in the 2001 periods as compared to the prior year periods due primarily to increases in salaries, wages and benefits, pharmaceutical expense, bad debt expense and insurance expense. Salaries, wages and benefits increased primarily as a result of rising labor rates, particularly in the area of skilled nursing and the increase in pharmaceutical expense was caused
primarily by increased utilization of high-cost drugs.   The Company experienced
an increase in insurance expense on the self-insured retention limits at certain of its subsidiaries caused primarily by unfavorable industry-wide pricing trends for hospital professional and general liability coverage. The Company expects the expense factors mentioned above to continue to pressure future operating margins.

Behavioral Health Services
--------------------------

Net revenues from the Company's behavioral health services facilities accounted for 19% and 16% of consolidated net revenues during the three month periods ended September 30, 2001 and 2000, respectively, and 19% and 15% for the nine
month periods ended September 30, 2001 and 2000, respectively.   Net revenues at
the Company's behavioral health services facilities owned in both periods increased 9% during the three month period ended September 30, 2001 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 8% and 5%, respectively, during the three month period ended September 30, 2001 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods decreased 2% to 11.8 days during the 2001 third quarter as compared to 12.1 days in the comparable prior year quarter.

Net revenues at the Company's behavioral health services facilities owned in both nine month periods increased 9% during the nine month period ended September 30, 2001 as compared to the comparable prior year period. Admissions and patient days at these facilities increased 7% and 5%, respectively, during the nine month period ended September 30, 2001 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods decreased 2% to 11.7 days during the 2001 nine month period as compared to 11.9 days in the comparable prior year period.

At the Company's behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 81.8% and 82.0% for the three month periods ended September 30, 2001 and 2000, respectively, and 80.5% and 81.1% for the nine month periods ended September 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 18.2% and 18.0% during the three months periods ended September 30, 2001 and 2000, respectively, and 19.5% and 18.9% during the nine month periods ended
September 30, 2001 and 2000, respectively.   On a same facility basis, operating
expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 81.3% and 81.9% for the three month periods ended September 30, 2001 and 2000, respectively, and 79.9% and 76.5% for the nine month periods ended September 30, 2001 and 2000, respectively. Operating margins (EBITDAR) at these facilities were 18.7% and 18.1% during the quarters ended September 30, 2001 and 2000, respectively, and 20.1% and 23.5% during the nine month periods ended September 30, 2001 and 2000, respectively. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and also continues its increased focus on receivables management.

Other Operating Results
-----------------------

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $3.7 million and $3.2 million for the three months ended September 30, 2001 and 2000, respectively, and $11.3 million and $9.7 million for the nine month periods ended September 30, 2001 and 2000, respectively. The minority interest expense consists primarily of the minority ownership's share of the net income/loss of four acute care facilities located in Las Vegas, Nevada and Washington, D.C.

Interest expense increased $2.9 million to $9.8 million during the three months ended September 30, 2001 and increased $7.3 million to $28.8 million during the nine months ended September 30, 2001, as compared to the comparable prior year periods. The increases during the 2001 periods as compared to the comparable prior year periods were due primarily to increased borrowings used to finance the purchase of twenty-seven acute care and behavioral health care facilities acquired in the U.S. and France since the third quarter of 2000.

Depreciation and amortization expense increased $4.1 million to $32.6 million during the three months ended September 30, 2001 and increased $10.4 million to $94.6 million during the nine months ended September 30, 2001, as compared to the comparable prior year periods. The increases during the 2001 periods as compared to the comparable prior year periods were due primarily to increased expense incurred in connection with the acquisitions mentioned above.

The effective tax rate was 36% for each of the three and nine month periods ended September 30, 2001 and 2000.

General Trends
--------------

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 42% and 43% of the Company's net patient revenues during the three month periods ended September 30, 2001 and 2000, respectively, and 41% and 44% of the Company's net patient revenues during the nine month periods ended September 30, 2001 and 2000, respectively. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs and reimbursement is subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. The Company's general acute care hospitals are subject to a prospective payment system ("PPS"). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis.
Beginning August 1, 2000, under a new outpatient prospective payment system ("OPPS") mandated by the Balanced Budget Act of 1997, both general acute and behavioral health hospitals' outpatient services are paid a predetermined amount per Ambulatory Payment Classification based upon a hospital's location and the procedures performed. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA of 1999") included "transitional corridor payments" through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

Behavioral health facilities, which are excluded from the inpatient services PPS, are cost reimbursed by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation. In the Balanced Budget Act of 1997 ("BBA-97"), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to psychiatric hospitals' target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for psychiatric hospitals. In addition, the Health Care Financing Administration ("HCFA"), now known as the Center for Medicare and Medicaid Services, has implemented requirements applicable to psychiatric hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that HCFA develop an inpatient psychiatric per diem prospective payment system effective for the federal fiscal year beginning October 1, 2002, however, it is possible the implementation may be delayed. Upon implementation, this new prospective payment system will replace the current inpatient psychiatric payment system described above.

On August 30, 1991, the HCFA issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost report years beginning on or after October 1, 1991. For most of the Company's hospitals, the new methodology began on January 1, 1992. In 2001, the tenth year of the phase-in, most of the Company's hospitals are paid by the Medicare program based on the federal capital rate (three hospitals still receive hold harmless payments, which are described below).

The regulations provide for the use of a 10-year transition period which a blend of the old and new capital payment provision is utilized. One of two methodologies applies during the 10-year transition period. If the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital is paid per discharge on the basis of a "hold harmless" methodology, which is the higher of a blend of a portion of old capital costs and an amount for new capital costs based on a proportion of the federal capital rate, or 100% of the federal capital rate. Alternatively, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital receives payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and the federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for most of the Company's hospitals, was the year ended December 31, 1990. Updated amounts and factors necessary to determine PPS rates for Medicare hospital inpatient services for operating costs and capital related costs are published annually.

In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the next five years. The act also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April, 2001. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 and through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Company of January 1, 2001. The Company estimates that BIPA will result in an increase in net revenues and pre-tax income of approximately $5 million to $10 million during 2001. It is possible that future federal budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

The Company can provide no assurances that the reductions in the PPS update, and other changes required by BBA-97, will not adversely affect the Company's operations. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO") and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay, judgments and number and type of tests and procedures ordered. A hospital's ability to control or influence these factors which affect costs is, in many cases, limited.

In addition to Federal health reform efforts, several states have adopted or are considering healthcare reform legislation. Several states are considering wider use of managed care for their Medicaid populations and providing coverage for some people who presently are uninsured. The enactment of Medicaid managed care initiatives is designed to provide low-cost coverage. The Company currently operates three behavioral health centers with a total of 501 beds in Massachusetts, which has mandated hospital rate-setting. The Company also operates three hospitals containing an aggregate of 688 beds in Florida that are subject to a mandated form of rate-setting if increases in hospital revenues per admission exceed certain target percentages.

In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. A study on the effectiveness of Medicaid managed care was issued in November, 2000. In June 2001, the state enacted House Bill 3038, which requires the enrollment in group health plans of Medicaid and SCHIP recipients who are eligible for such plans, if the state determines that such enrollment is cost-effective. The effective date for this requirement was September 1, 2001. The Company is unable to predict the effect on our business of such current or future pilot programs.

Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's
disproportionate share hospital fund.   Included in the Company's financial
results was an aggregate of $8.7 million and $7.6 million for the three month periods ended September 30, 2001 and 2000, respectively, and $24.2 million and $22.9 million for the nine month periods ended September 30, 2001 and 2000, respectively. The Texas and South Carolina programs have been renewed for the 2002 fiscal year and the Company expects its reimbursements, as scheduled pursuant to the terms of these programs, to increase by approximately $4.2 million annually as compared to the 2001 fiscal year. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2002, or reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

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

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 37% and 36% of the Company's net patient revenues for the three month periods ended September 30, 2001 and 2000, respectively, and 37% and 34% of the Company's net patient revenues for the nine month periods ended September 30, 2001 and 2000, were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past year, the Company secured price increases from many of its commercial payors including managed care companies.

Effective January 1, 1998 most of the Company's subsidiaries are covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company. The policies provide for a self-insured retention limit for professional and general liability claims for the Company's subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with other major insurance carriers.

During the third quarter of 2001, the Pennsylvania Insurance Commissioner obtained a rehabilitation order for PHICO Insurance Company that gives the Pennsylvania Department of Insurance statutory control over PHICO, including the ability to thoroughly analyze, evaluate and oversee financial operations. No provision has been made for any potential contingencies on the Company's September 30, 2001 financial statements as a result of the rehabilitation order as such amount, if any, could not be reasonably estimated. However, the Company does believe that PHICO continues to have substantial liability to pay claims on behalf of the Company, and an inability to discharge this liability could have a material adverse effect on the Company's future results of operations.

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. Therefore, there can be no assurance that the Company will be able to purchase commercial policies at reasonable premiums upon the December 31, 2001 expiration of current policies. If the cost of obtaining commercial policies becomes cost prohibitive, the Company may have to assume a greater portion of the hospital professional and general liability risk for some or all of its facilities. Additionally, there can be no assurance that the increased insurance expense incurred in connection with either commercially or self-insured professional and general liability policies will not have a material adverse effect on the Company's future results of operations.

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

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $263 million during the nine months ended September 30, 2001 and $157 million during the comparable prior year period. The $106 million increase during the 2001 nine month period as compared to the comparable prior year period was primarily attributable to: (i) a favorable $43 million change due to an increase in net income plus the addback of depreciation and amortization expense, minority interest in earnings of consolidated entities, accretion of discount on convertible debentures and losses on foreign exchange and derivative transactions; (ii) a favorable $35 million change in accounts receivable, and; (iii) $28 million of other net favorable working capital changes.

During the first nine months of 2001, the Company acquired the following facilities for a total investment of approximately $199 million (including a $15 million increase in working capital accounts at purchased facilities where working capital was not included in the purchase transaction): (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico;
(ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts; (iv) a 60-bed specialty heart hospital located in McAllen, Texas; (v) two outpatient surgery centers located in Reno, Nevada and Hammond, Louisiana; (vi) the purchase of an 80% ownership interest in an operating company that owns eight hospitals located in France, and; (vii) a 51-bed hospital and a certificate of need in Fajardo, Puerto Rico (the hospital was immediately closed after acquisition and its operations were integrated into the Company's 180-bed hospital in Fajardo, Puerto Rico). Also during the nine month period of September 30, 2001, the Company spent $112 million to finance capital expenditures as compared to $72 million during the nine month period of 2000.

As of September 30, 2001, the Company had approximately $240 million of unused borrowing capacity under the terms of its $400 million revolving credit agreement (before the redemption of its $135 million, 8.75% Senior Notes, as disclosed below) which matures in July 2002 and provides for interest at the Company's option at the prime rate, certificate of deposit plus 3/8% to 5/8%, Euro-dollar plus 1/4% to 1/2% or money market. A facility fee ranging from 1/8% to 3/8% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. The Company is in the process of replacing its existing $400 million revolving credit facility with a new $400 million revolving credit facility. In connection with the new revolving credit facility, the Company has thus far received $295 million of commitments from lending institutions (of the proposed $400 million), subject to completion of satisfactory documentation. The Company expects the new revolving credit facility to provide for interest at the Company's option at variable rates and to have a maturity date in November of 2006.

As of September 30, 2001, the Company had $50 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed in October of each year.
The commercial paper program has been renewed for the period of October 24, 2001 through October 23, 2002. The Company's total debt as a percentage of total capitalization was 44% at September 30, 2001 and 43% at December 31, 2000. The increase during the nine months ended September 30, 2001 was due to increased borrowings under the Company's revolving credit facility to finance the acquisitions mentioned above.

On October 9, 2001, the Company redeemed all of its outstanding $135.0 million, 8.75% Senior Notes ("Notes") due 2005 for an aggregate redemption price of $136.5 million. The redemption of the Notes was financed with borrowings under the Company's commercial paper and revolving credit facilities. During the third quarter of 2001, the counter-party to an interest rate swap with a notional principal amount of $135 million, elected to terminate the interest rate swap. This swap was a designated fair value hedge to the Notes. The termination resulted in a net payment to the Company of approximately $3.8 million. Upon the termination of the fair value hedge, the Company ceased
adjusting the fair value of the debt.   The effective interest method was used
to amortize the resulting difference between the fair value at termination and
the face value of the debt through the maturity date of the Notes.   In
connection with the redemption of the Notes, the Company will record a net loss on debt extinguishment of $1.6 million during the fourth quarter of 2001.

In November of 2001, the Company issued $200 million of notes that have a 6.75% coupon rate (6.757% effective rate including amortization of bond discount) and will mature on November 15, 2011. The notes can be redeemed in whole or in part, at any time at the Company's option at a redemption price equal to accrued and unpaid interest on the principal being redeemed to the redemption date plus the greater of: (i) 100% of the principal amount of the notes to be redeemed, and; (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption), discounted to the date of redemption on a semiannual basis at the adjusted treasury rate (as defined) plus 30 basis points. The interest on the notes will be paid semiannually on May 15th and November 15th of each year. The net proceeds generated from this issuance were approximately $198.5 million and were used to repay outstanding borrowings under the Company revolving credit agreement.

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

                  PART II. OTHER INFORMATION
                  --------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There are been no material changes in quantitative and qualitative disclosures in 2001 other than the changes as described below. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2000.

On October 9, 2001, the Company redeemed all of its outstanding $135.0 million, 8.75% Senior Notes ("Notes") due 2005 for an aggregate redemption price of $136.5 million. The redemption of the Notes was financed with borrowings under the Company's revolving credit agreement. During the third quarter of 2001, the counter-party to an interest rate swap with a notional principal amount of $135 million, elected to terminate the interest rate swap. This swap was a designated fair value hedge to the Notes. The termination resulted in a net payment to the Company of approximately $3.8 million. Upon the termination of the fair value hedge, the Company ceased adjusting the fair value of the debt.

In November of 2001, the Company issued $200 million of notes that have a 6.75% coupon rate (6.757% effective rate including amortization of bond discount) and will mature on November 15, 2011. The notes can be redeemed in whole or in part, at any time at the Company's option at a redemption price equal to accrued and unpaid interest on the principal being redeemed to the redemption date plus the greater of: (i) 100% of the principal amount of the notes to be redeemed, and; (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption), discounted to the date of redemption on a semiannual basis at the adjusted treasury rate (as defined) plus 30 basis points. The interest on the notes will be paid semiannually on May 15th and November 15th of each year. The net proceeds generated from this issuance were approximately $198.5 million and were used to repay outstanding borrowings under the Company revolving credit agreement.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

(b) Report on Form 8-K dated October 2, 2001, reported under Item 5, that on September 26, 2001, Universal Health Services, Inc. issued a press release announcing that it has called for redemption on October 9, 2001 of all its outstanding 8.75% Senior Notes due August 15, 2005.

     Report on Form 8-K dated November 1, 2001, reported under Item 5, that on October 16, 2001 Universal Health Services, Inc. issued a press release announcing its financial results for the third quarter ended September 30, 2001 and other recent developments.

     Report on Form 8-K dated November 12, 2001, reported under Item 7, filing two exhibits to the Company's Registration Statement on Form S-3, as amended, consisting of the Underwriting Agreement, dated November 6, 2001 and Form of 6.75% Note due 2011.

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



                                    Universal Health Services, Inc.
                                        (Registrant)



Date: November 12, 2001              /s/ Kirk E. Gorman
                                    ------------------------------------------
                                    Kirk E. Gorman, Senior Vice President and
                                    Chief Financial Officer

                                    (Principal Financial Officer and
                                    Duly Authorized Officer).