Form 10-K
period 2001-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2002-03-26
CIK 352915

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

(MARK ONE)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                      OR
    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from         to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2002, was 3,848,886, 55,626,495, 387,848 and 38,989, respectively.

The aggregate market value of voting stock held by non-affiliates at January 31, 2002 $2,291,664,987. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 (incorporated by reference under Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. Business

  The principal business of Universal Health Services, Inc. (together with its subsidiaries, the "Company") is owning and operating acute care hospitals, behavioral health centers, ambulatory surgery centers, radiation oncology centers and women's centers. Presently, the Company operates 73 hospitals, consisting of 35 acute care hospitals and 38 behavioral health centers located in Arkansas, California, Delaware, the District of Columbia, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Washington and France. The Company, as part of its Ambulatory Treatment Centers Division, owns outright, or in partnership with physicians, and operates or manages 23 surgery and radiation oncology centers located in 12 states.

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

Recent and Proposed Acquisitions and Development Activities

  In 2001, the Company proceeded with its development of new facilities and consummated a number of acquisitions.

  In January 2001, the Company acquired the assets of the following facilities: (i) Rancho Springs Medical Center, an acute care hospital located in Murrieta, California; (ii) Westwood Lodge Hospital and Pembroke Hospital, two behavioral health care facilities located in Boston, Massachusetts, and;
(iii) Hospital San Juan Capestrano, a behavioral health care facility located in Puerto Rico.

  In February 2001, the Company acquired the assets of the McAllen Heart Hospital, a specialty hospital located in McAllen, Texas. Upon acquisition, this facility began operating under the same license as an integrated department of McAllen Medical Center.

  In March 2001, the Company acquired an 80% interest in an operating company that as of December 31, 2001, owned nine hospitals located in France.

  In March 2001, the Company acquired the assets of Surgical Arts Surgery Center, an ambulatory surgery center located in Reno, Nevada.

  In September 2001, the Company acquired the assets of St. Lukes's Surgicenter, a multi-specialty center located in Hammond, Louisiana.

  In December 2001, the Company acquired the assets (ownership effective January 1, 2002) of Central Montgomery Medical Center, an acute care hospital located in Lansdale, Pennsylvania.

  Also in December 2001, the Company acquired the ownership interest (ownership effective January 1, 2002) of Lancaster Hospital Corporation, which owns and operates Lancaster Community Hospital, an acute care hospital in Lancaster, California.

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

                                2001       2000      1999     1998     1997
                              ---------  ---------  -------  -------  -------
Average Licensed Beds:
  Acute Care Hospitals.......     6,234      4,980    4,806    4,696    3,389
  Behavioral Health Centers..     3,732      2,612    1,976    1,782    1,777
Average Available Beds(1):
  Acute Care Hospitals.......     5,351      4,220    4,099    3,985    2,951
  Behavioral Health Centers..     3,588      2,552    1,961    1,767    1,762
Admissions:
  Acute Care Hospitals.......   285,222    214,771  204,538  187,833  128,020
  Behavioral Health Centers..    78,688     49,971   37,810   32,400   28,350
Average Length of Stay
 (Days):
  Acute Care Hospitals.......       4.7        4.7      4.7      4.7      4.8
  Behavioral Health Centers..      12.1       12.2     11.8     11.3     11.9
Patient Days(2):
  Acute Care Hospitals....... 1,328,609  1,017,646  963,842  884,966  616,965
  Behavioral Health Centers..   950,236    608,423  444,632  365,935  336,850
Occupancy Rate--Licensed
 Beds(3):
  Acute Care Hospitals.......        58%        56%      55%      52%      50%
  Behavioral Health Centers..        70%        64%      62%      56%      52%
Occupancy Rate--Available
 Beds(3):
  Acute Care Hospitals.......        68%        66%      64%      61%      57%
  Behavioral Health Centers..        73%        65%      62%      57%      52%

--------
Note: Included in the Acute Care Hospitals in 2001 is the data for the nine hospitals located in France owned by an operating company in which the Company purchased an 80% ownership interest during 2001.

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

  McAllen Medical Center located in McAllen, Texas and Edinburg Regional Medical Center located in Edinburg, Texas operate within the same market. On a combined basis, these two facilities contributed 11% in 2001, and 12% in 2000 and 13% in 1999 of the Company's consolidated net revenues and 17% in 2001, 21% in 2000 and 25% in 1999 of the Company's consolidated earnings before depreciation & amortization, interest, provision for insurance settlements, facility closure costs, losses on foreign exchange & derivative transactions, income taxes and extraordinary charge from early extinguishment of debt, net of taxes (after deducting an allocation of corporate overhead) ("EBITDA"). The Company has a majority ownership interest in three acute care hospitals in the Las Vegas, Nevada market. These three hospitals, Valley Hospital Medical Center, Summerlin Hospital Medical Center and Desert Springs Hospital, on a combined basis, contributed 16% in 2001, 18% in 2000 and 18% in 1999 of the Company's consolidated net revenues and 13% in 2001, 14% in 2000 and 10% in 1999 of the Company's consolidated EBITDA.

The following table shows approximate percentages of net patient revenue derived by the Company's hospitals owned as of December 31, 2001 since their respective dates of acquisition by the Company from third party sources, including the additional Medicaid reimbursements received at five of the Company's acute care facilities located in Texas and one in South Carolina totaling $32.6 in 2001, $28.9 in 2000, $37.0 million in 1999, $36.5 million in
1998, and $33.4 million in 1997, and from all other sources during the five years ended December 31, 2001.

                                         PERCENTAGE OF NET PATIENT REVENUES
                                         ----------------------------------
                                          2001    2000    1999    1998    1997
                                         ------  ------  ------  ------  ------
Third Party Payors:
Medicare................................   31.5%   32.3%   33.5%   34.3%   35.6%
Medicaid................................   10.5%   11.5%   12.6%   11.3%   14.5%
Managed Care (HMOs and PPOs)............   36.9%   34.5%   31.5%   27.2%   19.1%
Other Sources...........................   21.1%   21.7%   22.4%   27.2%   30.8%
                                         ------  ------  ------  ------  ------
Total...................................    100%    100%    100%    100%    100%


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

  The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. Our general acute care hospitals are subject to a prospective payment system ("PPS"). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis. Beginning August 1, 2000, under a new outpatient prospective payment system ("OPPS") mandated by the Balanced Budget Act of 1997, both general acute and behavioral health hospitals' outpatient services are paid a predetermined amount per Ambulatory Payment Classification based upon a hospital's location and the procedures performed. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA of 1999") included "transitional corridor payments" through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

  Behavioral health facilities, which are excluded from the inpatient services PPS, are cost reimbursed by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation. In the Balanced Budget Act of 1997 ("BBA-97"), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to psychiatric hospitals' target amounts depending whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for psychiatric hospitals. In addition, the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services ("CMS"), has implemented requirements applicable to psychiatric hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop an inpatient psychiatric per diem prospective payment system effective for the federal fiscal year beginning October 1, 2002, however, it is possible the implementation may be delayed. Upon implementation, this new prospective payment system will replace the current inpatient psychiatric payment system described above.

  On August 30, 1991, the CMS issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost report years beginning on or after October 1, 1991. For most of the

Company's hospitals, the new methodology began on January 1, 1992. In 2001, the tenth year of the phase-in, most of the Company's hospitals are paid by the Medicare program based on the blend of the federal capital rate and the rate specific to each hospital (three hospitals still receive hold harmless payments, which are described below.)

  The regulations provide for the use of a 10-year transition period in which a blend of the old and new capital payment provisions is utilized. One of two methodologies applies during the 10-year transition period. If the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital is paid per discharge on the basis of a "hold harmless" methodology, which is the higher of a blend of a portion of old capital costs and an amount for new capital costs based on a proportion of the federal capital rate, or 100% of the federal capital rate. Alternatively, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital receives payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and the federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for most of the Company's hospitals, was the year ended December 31, 1990. Updated amounts and factors necessary to determine PPS rates for Medicare hospital inpatient services for operating costs and capital related costs are published annually.

  In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting our business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the following years. The act also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April, 2001. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Company of January 1, 2001. It is possible that future federal budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

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

  In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR Program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. A study on the effectiveness of Medicaid managed care was issued in November, 2000. In June 2001, the state enacted House Bill 3038, which requires the enrollment in group health plans of Medicaid and SCHIP recipients who are eligible for such plans, if the state determines that such enrollment is cost-effective. The effective date for this requirement is September 1, 2001. The state has indicated, however, that it will not be expanding the Medicaid Managed Care program to any additional areas within the next year.

  Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in our financial results was an aggregate of $32.6 million in 2001, $28.9 million in 2000, $37.0 million in 1999, $36.5 million in 1998 and $33.4 million in 1997 received pursuant to the terms of these programs. The Texas and South Carolina programs have been renewed for the 2002 fiscal year and the Company expects its reimbursements, as scheduled pursuant to the terms of these programs, to increase by approximately $4.2 million annually as compared to the 2001 fiscal year. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2002, or reduction in reimbursements, could have a material adverse effect on our future results of operations.

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

  The federal physician self-referral and payment prohibitions (codified in 42 U.S.C. Section 1395nn, Section 1877 of the Social Security Act) generally forbid, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any "designated health services," for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a "financial relationship." The legislation was effective January 1, 1992 for clinical laboratory services ("Stark I") and January 1, 1995 for ten other designated health services ("Stark II"). A "financial relationship" under Stark I and II includes any direct or indirect "compensation arrangement" with an entity for payment of any remuneration, and any direct or indirect "ownership or investment interest" in the entity. The legislation contains certain exceptions including, for example, where the referring physician has an ownership interest in a hospital as a whole or where the physician is an employee of an entity to which he or she refers. The Stark I and II self-referral and payment prohibitions include specific reporting requirements providing that each entity providing covered items or services must provide certain information concerning its ownership, investment, and compensation arrangements. In August 1995, HCFA published a final rule regarding physician self-referrals for clinical lab services (Stark I). On January 4, 2001, HCFA published a portion of the final rules regarding physician self referrals for the ten other designated health services (Stark II). The remaining portions of the final rule for Stark II are still forthcoming. Penalties for violating Stark I and Stark II include denial of payment for any services rendered by an entity in violation of the prohibitions, civil money penalties of up to $15,000 for each offense, and exclusion from the Medicare and Medicaid programs.

  The federal anti-kickback statute (codified in 42 U.S.C. (S) 1320a-7b(b)) prohibits individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration to other individuals and entities (directly or indirectly, overtly or covertly, in cash or in kind):

1. in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made under a federal or state health care program; or

2. in return for purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or ordering any good, facility, service or item for which payment may be made under a federal or state health care program.

  Starting in 1991, the Inspector General of the Department of Health and Human Services ("HHS") issued regulations which provide for "safe harbors" from the federal anti-kickback statute; if an arrangement or transaction meets each of the standards established for a particular safe harbor, the arrangement will not be subject to challenge by the Inspector General. If an arrangement does not meet the safe harbor criteria, it will be subject to scrutiny under its particular facts and circumstances to determine whether it violates the federal anti-kickback statute. Safe harbors include protection for certain limited investment interests, space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, warranties, employees, discounts and group purchasing arrangements, among others. The criminal sanctions for a conviction under the anti-kickback statute include imprisonment, fines, or both. Civil sanctions include exclusion from federal and state healthcare programs.

  Many states have also enacted similar illegal remuneration statutes that apply to healthcare services reimbursed by private insurance, not just those reimbursed by a federal or state health care program. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes.

  We do not anticipate that the Stark provisions, the anti-kickback statute or similar state law provisions will have material adverse effects on our operations.

  As further discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 2001 Compared to Years Ended December 31, 2000 and 1999 -- Health Insurance Portability and Accountability Act of 1996", we are subject to the provisions of the HIPAA and have begun preliminary planning for implementation of the necessary changes required pursuant to the terms of HIPAA. However, we cannot currently estimate the implementation cost of the HIPAA related modifications and consequently can give no assurances that issues related to HIPAA will not have a material adverse effect on our financial condition or results of operations.

  Several states, including Florida and Nevada, have passed legislation which limits physician ownership in medical facilities providing imaging services, rehabilitation services, laboratory testing, physical therapy and other services. This legislation is not expected to significantly affect our operations. Many states have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians. We do not make any such payments or have any such arrangements.

  All hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our hospitals must comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All our eligible hospitals have been accredited by the JCAHO. The

JCAHO reviews each hospital's accreditation once every three years. The review period for each state's licensing body varies, but generally ranges from once a year to once every three years.

  The Social Security Act and regulations thereunder contain numerous provisions which affect the scope of Medicare coverage and the basis for reimbursement of Medicare providers. Among other things, this law S-18 provides that in states which have executed an agreement with the Secretary of HHS, Medicare reimbursement may be denied with respect to depreciation, interest on borrowed funds and other expenses in connection with capital expenditures which have not received prior approval by a designated state health planning agency. Additionally, many of the states in which our hospitals are located have enacted legislation requiring certificates of need ("CON") as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility's license. We have not experienced and do not expect to experience any material adverse effects from those requirements.

  Health planning statutes and regulatory mechanisms are in place in many states in which we operate. These provisions govern the distribution of healthcare services, the number of new and replacement hospital beds, administer required state CON laws, contain healthcare costs, and meet the priorities established therein. Significant CON reforms have been proposed in a number of states, including increases in the capital spending thresholds and exemptions of various services from review requirements. We are unable to predict the impact of these changes upon our operations.

  Federal regulations provide that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to insure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations ("PROs") to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. We have contracted with PROs in each state where we do business as to the scope of such functions.

  Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. In 1988, Congress passed the Medical Waste Tracking Act (42 U.S.C. (S) 6992). Infectious waste generators, including hospitals, now face substantial penalties for improper arrangements regarding disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of up to $50,000 per day, imprisonment, and remedial costs. The comprehensive legislation establishes programs for medical waste treatment and disposal in designated states. The legislation also provides for sweeping inspection authority in the Environmental Protection Agency, including monitoring and testing. We believe that our disposal of such wastes is in material compliance with all state and federal laws.

Health Insurance Portability and Accountability Act

  The Health Insurance Portability and Accountability Act (HIPAA) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Generally, organizations are required to be in compliance with certain HIPAA provisions beginning in October, 2002. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations related to HIPAA are expected to impact the Company and others in the healthcare industry by:

(i) Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to different standards utilized by each party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulations take effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2002.

(ii) Mandating the adoption of security standards to preserve the confidentiality of medical information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's electronically maintained or transmitted personal medical record. The final regulations containing the privacy standards were released in December, 2000 and require compliance by April, 2003.

(iii) Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers. HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

  The Company is in the process of implementation of the necessary changes required pursuant to the terms of HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company's financial condition or results of operations.

Medical Staff and Employees

  The Company's hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company's hospitals and members of the medical staffs of the Company's hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company's hospitals at any time. Each of the Company's hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital's medical staff, governs the medical, professional and ethical practices at each hospital. The Company's facilities had approximately 30,300 employees at December 31, 2001, of whom approximately 21,200 were employed full-time.

  Approximately 1,678 of the Company's employees at six of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union. Registered nurses at Auburn Regional Medical Center located in Washington state, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At The George Washington University Hospital, unionized employees are represented by the Service Employees International Union and the Hospital Police Association. Nurses at Desert Springs Hospital are represented by the Service Employees International Union. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. Unionized employees at Hospital San Fransisco in Puerto Rico are represented by the Labor Union of Nurses and Health Employees. The Company believes that its relations with its employees are satisfactory.

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

Liability Insurance

  For the period from January 1, 1998 through December 31, 2001, most of the Company's subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company. The policies provided for a self-insured retention limit for professional and general liability claims for the Company's subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with other major insurance carriers.

  In February of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO's liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company's liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO's estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next eight years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company's ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company's future results of operations.

  Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, the Company expects its total insurance expense including professional and general liability, property, auto and workers' compensation to increase approximately $25 million in 2002 as compared to 2001. The Company's subsidiaries have also assumed a greater portion of the hospital professional and general liability risk for its facilities. Effective January 1, 2002, most of the Company's subsidiaries are self-insured for malpractice exposure up to $25 million per occurrence. The Company purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.

Relationship with Universal Health Realty Income Trust

  At December 31, 2001, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the "Trust") and has an option to purchase shares of the Trust at fair market value to maintain a minimum 5% interest. The Company serves as advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, the Company conducts the Trust's day to day affairs, provides administrative services and presents investment opportunities. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1.3 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999, and is included in net revenues in the Company's consolidated statements of income. The carrying value of this investment was $9.0 million at both December 31, 2001 and 2000 and is included in other assets in the Company's consolidated balance sheets. The market value of this investment was $18.0 million at December 31, 2001 and $15.1 million at December 31, 2000.

  As of December 31, 2001, the Company leased six hospital facilities from the Trust with terms expiring in 2003 through 2006. These leases contain up to five 5-year renewal options. During 2001, the Company exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in 2001. The lease on this facility was renewed at the same lease rate and term as the initial lease. Future minimum lease payments to the Trust are included in Note 7 to Consolidated Financial Statements. Total rent expense under these operating leases was $16.5 million in 2001, $17.1 million in 2000, and $16.6 million in 1999. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. The Company received an advisory fee from the Trust of $1.3 million in both 2001 and 2000 and $1.2 million in 1999 for investment and administrative services provided under a contractual agreement which is included in net revenues in the Company's consolidated statements of income.

Executive Officers of the Registrant

  The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

                  Name and Age                       Present Position with the Company
                  ------------                       ---------------------------------
Alan B. Miller (64)............................. Director, Chairman of the Board,
                                                 President and Chief Executive Officer
                                                 Senior Vice President and Chief
Kirk E. Gorman (51)............................. Financial Officer
O. Edwin French (55)............................ Senior Vice President
Steve G. Filton (44)............................ Vice President, Controller and Secretary
Debra Osteen (46)............................... Vice President
Richard C. Wright (54).......................... Vice President

  Mr. Alan B. Miller has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and Trustee of the Trust. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company, CDI Corp. (provides staffing services and placements) and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

  Mr. Gorman was elected Senior Vice President and Chief Financial Officer in December 1992, and has served as Vice President and Treasurer of the Company since April 1987. From 1984 until then, he served as Senior Vice President of Mellon Bank, N.A. Prior thereto, he served as Vice President of Mellon Bank, N.A. He currently serves as President, Chief Financial Officer, Secretary and Trustee of the Trust. Mr. Gorman also serves as a Director of VIASYS Healthcare, Inc. (a medical technology products company) and Physician's Dialysis, Inc. (provides hospital based dialysis services).

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

  Mr. French joined the Company in October 2001, as Senior Vice President, responsible for the Acute Care Hospital Division. He had served as President and Chief Operating Officer of Physician Reliance Network from 1997 to 2000, as Senior Vice President of American Medical International from 1992 to 1995, as Executive Vice President of Samaritan Health Systems of Phoenix from 1991 to 1992 and as Senior Vice President of Methodist Health Systems, Inc. in Memphis from 1985 to 1991.

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

Facilities

  The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of beds, for each of the Company's facilities:

                             Acute Care Hospitals

                                                              Number  Ownership
Name of Facility             Location                         of Beds Interest
----------------             --------                         ------- ---------
Aiken Regional Medical
 Centers...................  Aiken, South Carolina              225     Owned
Auburn Regional Medical
 Center....................  Auburn, Washington                 149     Owned
Central Montgomery Medical
 Center....................  Lansdale, Pennsylvania             150     Owned
Chalmette Medical
 Center(1).................  Chalmette, Louisiana               195    Leased
Desert Springs
 Hospital(2)...............  Las Vegas, Nevada                  351     Owned
Doctors' Hospital of
 Laredo....................  Laredo, Texas                      180     Owned
Doctors' Hospital of
 Shreveport(3).............  Shreveport, Louisiana              136    Leased
Edinburg Regional Medical
 Center....................  Edinburg, Texas                    169     Owned
Fort Duncan Medical
 Center....................  Eagle Pass, Texas                   77     Owned
The George Washington
 University Hospital(4)....  Washington, D.C.                   501     Owned
Hospital San Francisco.....  Rio Piedras, Puerto Rico           160     Owned
Hospital San Pablo.........  Bayamon, Puerto Rico               430     Owned
Hospital San Pablo del
 Este......................  Fajardo, Puerto Rico               180     Owned
Inland Valley Regional
 Medical Center(5).........  Wildomar, California                80    Leased
Lancaster Community
 Hospital..................  Lancaster, California              117     Owned
Manatee Memorial Hospital..  Bradenton, Florida                 491     Owned
McAllen Medical Center(6)..  McAllen, Texas                     633    Leased
Northern Nevada Medical
 Center(4).................  Sparks, Nevada                     100     Owned
Northwest Texas Healthcare
 System....................  Amarillo, Texas                    357     Owned
Rancho Springs Medical
 Center....................  Murrieta, California                96     Owned
River Parishes Hospitals...  LaPlace and Chalmette, Louisiana   106     Owned
St. Mary's Regional Medical
 Center....................  Enid, Oklahoma                     277     Owned
Summerlin Hospital Medical
 Center(2).................  Las Vegas, Nevada                  166     Owned
Valley Hospital Medical
 Center(2).................  Las Vegas, Nevada                  400     Owned
Wellington Regional Medical
 Center(5).................  West Palm Beach, Florida           120    Leased

                       Medi-Partenaires (Paris/Bordeaux)

                                                              Number  Ownership
Name of Facility             Location                         of Beds Interest
----------------             --------                         ------- ---------
Clinique Ambroise Pare.....  Toulouse, France                   204     Owned
Clinique Richelieu.........  Saintes, France                     82     Owned
Clinique Bercy.............  Charenton le Pont, France          100     Owned
Clinique Villette..........  Dunkerque, France                  123     Owned
Clinique Pasteur...........  Bergerac, France                    72     Owned
Clinique Bon Secours.......  Le Puy en Velay, France            101     Owned
Clinique Aressy............  Aressy, France                     179     Owned
Clinique Saint-Augustin....  Bordeaux, France                   159     Owned
Clinique Saint-Jean........  Montpellier, France                118     Owned

                           Behavioral Health Centers

                                                              Number  Ownership
Name of Facility               Location                       of Beds Interest
----------------               --------                       ------- ---------
Anchor Hospital..............  Atlanta, Georgia                  74     Owned
The Arbour Hospital..........  Boston, Massachusetts            118     Owned
The Bridgeway(5).............  North Little Rock, Arkansas       70    Leased
The Carolina Center for
 Behavioral Health...........  Greer, South Carolina             66     Owned
Clarion Psychiatric Center...  Clarion, Pennsylvania             70     Owned
Del Amo Hospital.............  Torrance, California             166     Owned
Fairmount Behavioral Health
 System......................  Philadelphia, Pennsylvania       169     Owned
Forest View Hospital.........  Grand Rapids, Michigan            62     Owned
Fuller Memorial Hospital.....  South Attleboro, Massachusetts    82     Owned
Glen Oaks Hospital...........  Greenville, Texas                 54     Owned
Hampton Hospital.............  Westhampton, New Jersey          100     Owned
Hartgrove Hospital...........  Chicago, Illinois                119     Owned
The Horsham Clinic...........  Ambler, Pennsylvania             146     Owned
Hospital San Juan Capestrano
 ............................  Rio Piedras, Puerto Rico         108     Owned
HRI Hospital.................  Brookline, Massachusetts          68     Owned
KeyStone Center(7)...........  Wallingford, Pennsylvania        114     Owned
La Amistad Residential
 Treatment Center............  Maitland, Florida                 56     Owned
Lakeside Behavioral Health
 System......................  Memphis, Tennessee               204     Owned
Laurel Heights Hospital......  Atlanta, Georgia                 102     Owned
The Meadows Psychiatric
 Center......................  Centre Hall, Pennsylvania        101     Owned
Meridell Achievement Center..  Austin, Texas                    114     Owned
The Midwest Center for Youth
 and Families................  Kouts, Illinois                   50     Owned
Parkwood Behavioral Health
 System......................  Olive Branch, Mississippi        106     Owned
The Pavilion.................  Champaign, Illinois               46     Owned
Peachford Behavioral Health
 System of Atlanta...........  Atlanta, Georgia                 184     Owned
Pembroke Hospital............  Pembroke, Massachusetts          107     Owned
Provo Canyon School..........  Provo, Utah                      211     Owned
Ridge Behavioral Health
 System......................  Lexington, Kentucky              110     Owned
River Crest Hospital.........  San Angelo, Texas                 80     Owned
River Oaks Hospital..........  New Orleans, Louisiana           126     Owned
Rockford Center..............  Newark, Delaware                  74     Owned
Roxbury(7)...................  Shippensburg, Pennsylvania        53     Owned
St. Louis Behavioral Medicine
 Institute...................  St. Louis, Missouri              --      Owned
Talbott Recovery Campus......  Atlanta, Georgia                 --      Owned
Timberlawn Mental Health
 System......................  Dallas, Texas                    124     Owned
Turning Point Care
 Center(7)...................  Moultrie, Georgia                 59     Owned
Two Rivers Psychiatric
 Hospital....................  Kansas City, Missouri             80     Owned
Westwood Lodge Hospital......  Westwood, Massachusetts          126     Owned

                           Ambulatory Surgery Centers

   Name of Facility(8)                                         Location
   -------------------                                         --------
   Arkansas Surgery Center of Fayetteville............ Fayetteville, Arkansas
   Brownsville Surgicare.............................. Brownsville, Texas
   Goldring Surgical and Diagnostic Center............ Las Vegas, Nevada
   Hope Square Surgery Center......................... Rancho Mirage, California
   Northwest Texas Surgery Center..................... Amarillo, Texas
   Outpatient Surgical Center of Ponca City........... Ponca City, Oklahoma

   Name of Facility(8)                                        Location
   -------------------                                        --------
   Plaza Surgery Center............................... Las Vegas, Nevada
   St. George Surgical Center......................... St. George, Utah
   St. Lukes's Surgicenter............................ Hammond, Louisiana
   Surgery Center of Littleton........................ Littleton, Colorado
   Surgery Center of Midwest City..................... Midwest City, Oklahoma
   Surgery Center of Springfield...................... Springfield, Missouri
   Surgical Arts Surgery Center....................... Reno, Nevada
   Surgical Center of New Albany...................... New Albany, Indiana

                          Radiation Oncology Centers

   Name of Facility                                           Location
   ----------------                                           --------
   Auburn Regional Center for Cancer Care............. Auburn, Washington
   Bluegrass Cancer Center............................ Frankfort, Kentucky
   Cancer Institute of Nevada(9)...................... Las Vegas, Nevada
   Danville Radiation Therapy Center.................. Danville, Kentucky
   Louisville Radiation Oncology Center(10)........... Louisville, Kentucky
   Madison Radiation Therapy(9)....................... Madison, Indiana
   Radiation Therapy Medical Associates of
    Bakersfield(11)................................... Bakersfield, California
   Southern Indiana Radiation Therapy................. Jeffersonville, Indiana

                       Specialized Women's Health Center

   Name of Facility                                           Location
   ----------------                                           --------
   Renaissance Women's Center of Edmond(9)............ Edmond, Oklahoma

--------
 (1) Includes Chalmette Medical Center, which is a 118-bed medical/surgical facility and The Virtue Street Pavilion, a 77-bed facility consisting of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. The real property of both facilities is leased from the Trust.
 (2) Desert Springs Hospital, Summerlin Hospital Medical Center and Valley Hospital Medical Center are owned by a limited liability company in which the Company has a 72.5% interest and Triad's subsidiary, NC-DSH, Inc., has a 27.5% interest. All hospitals are managed by the Company.
 (3) Real property leased with an option to purchase.
 (4) General partnership interest in limited partnership.
 (5) Real property leased from the Trust.
 (6) Real property of McAllen Medical Center is leased from the Trust. During 2000, the Company purchased the assets of an 80-bed non-acute care facility located in McAllen, Texas. Although the real property of the non-acute facility is not leased from the Trust, the license for this facility is included in McAllen Medical Center's license.
 (7) Addictive disease facility.
 (8) Each facility, other than Goldring Surgical and Diagnostic Center and Northwest Texas Surgery Center, is owned in partnership form with the Company owning general and limited partnership interests in a limited partnership. The real property is leased from third parties.
 (9) Membership interest in limited liability company.
(10) Majority interest in a limited liability partnership.
(11) Managed facility, not included in the Company's consolidated financial statements. A limited liability company, in which the Company is the sole member, owns the equipment, but the property is leased.

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

  The aggregate lease payments on facilities leased by the Company were $29.4 million in 2001, $22.5 million in 2000 and $24.0 million in 1999.

ITEM 3. Legal Proceedings

  The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded at the Company's hospitals and is party to various other litigation. However, management believes the ultimate resolution of these pending proceedings will not have a material adverse effect on the Company.

  During 1999, the Company decided to close and divest one of its specialized women's health centers and as a result, the Company recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. A jury verdict unfavorable to the Company was rendered during the fourth quarter of 2000 with respect to litigation regarding the closing of this facility. Accordingly, during the fourth quarter of 2000, the Company recognized a charge of $7.7 million to reflect the amount of the jury verdict and a reserve for future legal costs and in February 2001, this unprofitable facility was closed. During 2001, an appellate court issued an opinion affirming the jury verdict and during the first quarter of 2002, the Company filed a petition for review by the state supreme court.

ITEM 4. Submission of Matters to a Vote of Security Holders

  Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of security holders.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

  See Item 6, Selected Financial Data

ITEM 6. Selected Financial Data

                                                                   Year Ended December 31
                                         ------------------------------------------------------------------------------
                                              2001            2000            1999            1998            1997
                                         --------------  --------------  --------------  --------------  --------------
Summary of Operations (in thousands)
 Net revenues........................... $    2,840,491  $    2,242,444  $    2,042,380  $    1,874,487  $    1,442,677
 Net income............................. $       99,742  $       93,362  $       77,775  $       79,558  $       67,276
 Net margin.............................            3.5%            4.2%            3.8%            4.2%            4.7%
 Return on average equity...............           12.8%           13.7%           12.1%           13.1%           13.5%
Financial Data (in thousands)
 Cash provided by operating activities.. $      312,187  $      182,454  $      175,557  $      151,684  $      174,170
 Capital expenditures(1)................ $      160,748  $      115,751  $       68,695  $       96,808  $      132,258
 Total assets........................... $    2,114,584  $    1,742,377  $    1,497,973  $    1,448,095  $    1,085,349
 Long-term borrowings................... $      718,830  $      548,064  $      419,203  $      418,188  $      272,466
 Common stockholders' equity............ $      807,900  $      716,574  $      641,611  $      627,007  $      526,607
 Percentage of total debt to total
  capitalization........................             47%             43%             40%             40%             35%
Operating Data--Acute Care Hospitals(2)
 Average licensed beds..................          6,234           4,980           4,806           4,696           3,389
 Average available beds.................          5,351           4,220           4,099           3,985           2,951
 Hospital admissions....................        285,222         214,771         204,538         187,833         128,020
 Average length of patient stay.........            4.7             4.7             4.7             4.7             4.8
 Patient days...........................      1,328,609       1,017,646         963,842         884,966         616,965
 Occupancy rate for licensed beds.......             58%             56%             55%             52%             50%
 Occupancy rate for available beds......             68%             66%             64%             61%             57%
Operating Data--Behavioral Health
 Facilities
 Average licensed beds..................          3,732           2,612           1,976           1,782           1,777
 Average available beds.................          3,588           2,552           1,961           1,767           1,762
 Hospital admissions....................         78,688          49,971          37,810          32,400          28,350
 Average length of patient stay.........           12.1            12.2            11.8            11.3            11.9
 Patient days...........................        950,236         608,423         444,632         365,935         336,850
 Occupancy rate for licensed beds.......             70%             64%             62%             56%             52%
 Occupancy rate for available beds......             73%             65%             62%             57%             52%
Per Share Data
 Net income--basic(3)................... $         1.67  $         1.55  $         1.24  $         1.23  $         1.04
 Net income--diluted(3)................. $         1.60  $         1.50  $         1.22  $         1.19  $         1.02
Other Information (in thousands)
 Weighted average number of shares
  outstanding--basic(3).................         59,874          60,220          62,834          65,022          64,642
 Weighted average number of shares and
  share equivalents outstanding--
  diluted(3)............................         67,220          64,820          63,980          66,586          66,196
Common Stock Performance
 Market price of common stock
 High--Low, by quarter(4)
   1st.................................. $50.69--$38.88  $24.50--$18.25  $26.50--$18.94  $29.06--$23.53  $17.31--$13.94
   2nd.................................. $46.75--$37.82  $35.03--$24.50  $27.44--$19.75  $29.81--$26.50  $20.25--$15.81
   3rd.................................. $52.60--$42.65  $42.81--$31.91  $23.69--$11.84  $29.25--$19.38  $23.53--$19.53
   4th.................................. $48.60--$38.25  $55.88--$38.63  $18.25--$12.00  $27.16--$20.22  $25.19--$20.34

--------
(1)  Amount includes non-cash capital lease obligations.

(2) Includes data for nine hospitals located in France owned by an operating company in which the Company purchased an 80% ownership during 2001.
(3) In April 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in June 2001. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split.

(4) These prices are the high and low closing sales prices of the Company's Class B Common Stock as reported by the New York Stock Exchange (all periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in June 2001). Class A, C and D common stock are convertible on a share-for-share basis into Class B Common Stock.

Number of shareholders of record as of January 31, 2002, were as follows:

------------------------------
Class A Common............   6
Class B Common............ 442
Class C Common............   5
Class D Common............ 200
------------------------------

ITEM 7. Management's Discussion And Analysis Of Operations And Financial
        Condition

Forward-Looking Statements

  The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians; the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms; and, other factors referenced in the Company's 2001 Form 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

  Net revenues increased 27% to $2.8 billion in 2001 as compared to 2000 and 10% to $2.2 billion in 2000 as compared to 1999. The $600 million increase in net revenues during 2001 as compared to 2000 resulted from: (i) a $276 million or 13% increase in net revenues generated at acute care and behavioral health care facilities owned during both years, and; (ii) $324 million of net revenues generated at twenty-eight acute care and behavioral health care facilities acquired in the U.S and France since the third quarter of 2000 (excludes revenues generated at these facilities one year after acquisition).

  The $200 million increase in net revenues during 2000 as compared to 1999 was due primarily to: (i) a $104 million or 5% increase in net revenues generated at acute care and behavioral health care facilities owned during both years, and; (ii) $88 million of net revenues generated at two acute care and twelve behavioral health care facilities acquired during the third quarter of 2000.

  Operating income (defined as net revenues less salaries, wages & benefits, other operating expenses, supply expense and provision for doubtful accounts) increased 23% to $442 million in 2001 from $359 million in 2000. In 2000, operating income increased 13% to $359 million in 2000 from $319 million in 1999. Overall operating margins (defined as operating income divided by net revenues) were 15.6% in 2001, 16.0% in 2000 and 15.6%
in 1999. The factors causing the fluctuations in the Company's overall operating margins during the last three years are discussed below.

Acute Care Services

  Net revenues from the Company's acute care hospitals and ambulatory treatment centers accounted for 81%, 84% and 86% of consolidated net revenues in 2001, 2000 and 1999, respectively. Net revenues at the Company's acute care facilities owned in both 2001 and 2000 increased 14% in 2001 as compared to 2000 as admissions and patient days at these facilities increased 5% and 6%, respectively. The average length of stay at these facilities increased to 4.8 days in 2001 as compared to 4.7 days in 2000. Net revenues at the Company's acute care facilities owned in both 2000 and 1999 increased 5% in 2000 as compared to 1999 as admissions and patient days each increased 3% in 2000 as compared to 1999. The average length of stay remained unchanged at 4.7 days in 2000 and 1999.

  In addition to the increase in inpatient volumes, the Company's same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations as well as an increase in Medicare reimbursements which commenced on April 1, 2001. Net revenue per adjusted admission (adjusted for outpatient activity) at the Company's acute care facilities owned during both 2001 and 2000 increased 8% in 2001 as compared to 2000 and net revenue per adjusted patient day at these facilities increased 7% in 2001 over 2000. Included in the same facility acute care financial results and patient statistical data are the operating results generated at the 60-bed McAllen Heart Hospital which was acquired by the Company in March of 2001. Upon acquisition, the facility began operating under the same license as an integrated department of McAllen Medical Center and therefore the financial and statistical results are not separable.

  The Company's facilities have experienced an increase in inpatient acuity and intensity of services as less intensive services shift from an inpatient basis to an outpatient basis. To accommodate the increased utilization of outpatient services, the Company has expanded or redesigned several of its outpatient facilities and services. Gross outpatient revenues at the Company's acute care facilities owned during the last three years increased 22% in 2001 as compared to 2000 and increased 13% in 2000 as compared to 1999 and comprised 26% of the Company's acute care gross patient revenue in each of the last three years. Despite the increase in patient volume at the Company's facilities, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue.

  The increase in net revenue as discussed above was negatively affected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and increased discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

  At the Company's acute care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supply expense and provision for doubtful accounts) as a percentage of net revenues were 82.2% in 2001, 81.4% in 2000 and 81.6% in 1999. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 17.8% in 2001, 18.6% in 2000 and 18.4% in 1999. At the Company's acute care facilities owned in both 2001 and 2000, operating expenses were 82.6% in 2001 and 81.6% in 2000 and operating margins at these facilities were 17.4% in 2001 and 18.4% in 2000. At the Company's acute care facilities owned in both 2000 and 1999, operating expenses were 81.6% in 2000 and 81.8% in 1999 and operating margins at these facilities were 18.4% in 2000 and 18.2% in 1999.

  Despite the strong revenue growth experienced at the Company's acute care facilities during 2001 as compared to 2000, operating margins at these facilities were lower in 2001 as compared to the prior year due primarily to increases in salaries, wages and benefits, pharmaceutical expense and insurance expense. Salaries, wages and benefits increased primarily as a result of rising labor rates, particularly in the area of skilled nursing and the increase in pharmaceutical expense was caused primarily by increased utilization of high-cost drugs. The Company experienced an increase in insurance expense on the self-insured retention limits at certain of its subsidiaries caused primarily by unfavorable industry-wide pricing trends for hospital professional and general liability coverage. The Company expects the expense factors mentioned above to continue to pressure future operating margins.

  Operating margins at the Company's acute care facilities increased slightly in 2000 as compared to 1999 due primarily to (i) a reduction in salaries, wages and benefits, other operating expenses and supply expense as a percentage of net revenues resulting from increased efforts to control costs, and; (ii) replacement of a capitation contract at the Company's three Las Vegas facilities with a standard per diem contract commencing in January, 2000. These favorable factors were partially offset by an increase the provision for bad debts at the Company's acute care facilities in 2000 as compared to 1999 caused primarily by: (i) an increase in self-pay patients which generally result in a larger portion of uncollectable accounts; (ii) collection delays and difficulties with managed care payors, and; (iii) an increase in gross patient charges instituted during the year which increases the provision for doubtful accounts when accounts become uncollectable.

Behavioral Health Services

  Net revenues from the Company's behavioral health care facilities accounted for 19%, 16% and 13% of consolidated net revenues in 2001, 2000 and 1999, respectively. The increases in 2001 as compared to 2000 and 2000 as compared to 1999 were due primarily to the purchase of twelve behavioral health facilities acquired during the third quarter of 2000.

  Net revenues at the Company's behavioral health care facilities owned in both 2001 and 2000 increased 7% in 2001 as compared to 2000. Admissions and patient days at these facilities increased 7% and 4%, respectively, in 2001 as compared to 2000 and the average length of stay decreased to 11.9 days in 2001 as compared to 12.2 days in 2000. Contributing to the increase in net revenues at the Company's behavioral health care facilities owned in both 2001 and 2000 was a 2% increase in net revenue per adjusted admission in 2001 as compared to 2000 and a 4% increase in net revenue per adjusted patient day in 2001 as compared to 2000. Net revenues at the Company's behavioral health care facilities owned in both 2000 and 1999 increased 5% in 2000 as compared to 1999. Admissions and patient days at these facilities increased 4% and 3%, respectively, in 2000 as compared to 1999 and the average length of stay decreased to 11.7 days in 2000 as compared to 11.8 days in 1999.

  At the Company's behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supply expense and provision for doubtful accounts) as a percentage of net revenues were 81.0% in 2001, 81.8% in 2000 and 83.4% in 1999. The Company's behavioral health care division generated operating margins (defined as net revenues less operating expenses divided by net revenues) of 19.0% in 2001, 18.2% in 2000 and 16.6% in 1999. Operating expenses as a percentage of net revenues at the Company's behavioral health care facilities owned in both 2001 and 2000 were 80.3% in 2001 and 81.8% in 2000 while operating margins at theses facilities were 19.7% in 2001 and 18.2% in 2000. Operating expenses as a percentage of net revenues at the Company's behavioral health care facilities owned in both 2000 and 1999 were 81.4% in 2000 and 83.4% in 1999 while operating margins at these facilities were 18.6% in 2000 and 16.6% in 1999.

  During the last few years, there has been downsizing in the behavioral health care industry which has created an opportunity for the Company to increase its managed care rates which has contributed to the increased operating margins. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

  During the fourth quarter of 2001, the Company recorded the following charges: (i) a $40.0 million pre-tax charge to reserve for malpractice expenses that may result from the Company's third party malpractice insurance company (PHICO) that was placed in liquidation in February, 2002 (see General Trends); (ii) a $7.4 million pre-tax loss on derivative transactions resulting from the early termination of interest rate swaps, and; (iii) a $1.0 million after-tax ($1.6 million pre-tax) extraordinary expense resulting from the early redemption of the Company's $135 million 8.75% notes issued in 1995.

  During 1999, the Company decided to close and divest one of its specialized women's health centers and as a result, the Company recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. A jury verdict unfavorable to the Company was rendered during the fourth quarter of 2000 with respect to litigation regarding the closing of this facility. Accordingly, during the fourth quarter of 2000, the Company recognized a charge of $7.7 million to reflect the amount of the jury verdict and a reserve for future legal costs and in February of 2001, this unprofitable facility was closed. During 2001, an appellate court issued an opinion affirming the jury verdict and during the first quarter of 2002, the Company filed a petition for review by the state supreme court.

  The effective tax rate was 36.2% in 2001, 36.1% in 2000 and 36.7% in 1999.

General Trends

  A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 42%, 44% and 46% of the Company's net patient revenues during 2001, 2000 and 1999, respectively. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs and reimbursement is subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

  The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. The Company's general acute care hospitals are subject to a prospective payment system ("PPS"). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group ("DRG") based upon a hospital's location and the patient's diagnosis. Beginning August 1, 2000 under a new outpatient prospective payment system ("OPPS") mandated by the Balanced Budget Act of 1997, both general acute and behavioral health hospitals' outpatient services are paid a predetermined amount per Ambulatory Payment Classification based upon a hospital's location and the procedures performed. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 ("BBRA of 1999") included "transitional corridor payments" through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

  Behavioral health facilities, which are excluded from the inpatient services PPS, are cost reimbursed by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation. In the Balanced Budget Act of 1997 ("BBA-97"), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including psychiatric hospitals. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to psychiatric hospitals' target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for psychiatric hospitals. In addition, the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services ("CMS"), has implemented requirements applicable to psychiatric hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop an inpatient psychiatric per diem prospective payment system effective for the federal fiscal year beginning October 1, 2002, however, it is possible the implementation may be delayed. Upon implementation, this new prospective payment system will replace the current inpatient psychiatric payment system described above.

  On August 30, 1991, the CMS issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost report years beginning on or after October 1, 1991. For most of the Company's hospitals, the new methodology began on January 1, 1992. In 2001, the tenth year of the phase-in, most of the Company's hospitals were still being reimbursed by the Medicare program based on the blend of the federal capital rate and the rate specific to each hospital (three hospitals still receive hold harmless payments, which are described below).

  The regulations provide for the use of a 10-year transition period during which a blend of the old and new capital payment provision is utilized. One of two methodologies applies during the 10-year transition period. If the hospital's hospital-specific capital rate exceeds the federal capital rate, the hospital is paid per discharge on the basis of a "hold harmless" methodology, which is the higher of a blend of a portion of old capital costs and an amount for new capital costs based on a proportion of the federal capital rate, or 100% of the federal capital rate. Alternatively, with limited exceptions, if the hospital-specific rate is below the federal capital rate, the hospital receives payments based upon a "fully prospective" methodology, which is a blend of the hospital's hospital-specific capital rate and the federal capital rate. Each hospital's hospital-specific rate was determined based upon allowable capital costs incurred during the "base year", which, for most of the Company's hospitals, was the year ended December 31, 1990. Updated amounts and factors necessary to determine PPS rates for Medicare hospital inpatient services for operating costs and capital related costs are published annually.

  In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the following years. The act also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April, 2001. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 and through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Company of January 1, 2001. It is possible that future federal budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

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

  In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which integrates acute care and long-term care into a managed care system in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. A study on the effectiveness of Medicaid managed care was issued in November, 2000. In June 2001, the state enacted House Bill 3038, which requires the enrollment in group health plans of Medicaid and SCHIP recipients who are eligible for such plans, if the state determines that such enrollment is cost-effective. The effective date for this requirement was September 1, 2001. The state has indicated, however, that it will not be expanding the Medicaid Managed Care program to any additional areas within the next year.

  Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $32.6 million in 2001, $28.9 million in 2000 and $37.0 million in 1999 received pursuant to these programs. The Texas and South Carolina programs have been renewed for the 2002 fiscal year and the Company expects its reimbursements, as scheduled pursuant to the terms of these programs, to increase by approximately $4.2 million annually as compared to the 2001 fiscal year. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2002, or reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

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

  Pressures to control health care costs and a shift away from traditional Medicare indemnity plans to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 37% in 2001, 35% in 2000 and 32% in 1999, of the Company's net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past year, the Company secured price increases from many of its commercial payors including managed care companies.

  For the period from January 1, 1998 through December 31, 2001, most of the Company's subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company. The policies provided for a self-insured retention limit for professional and general liability claims for the Company's subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of

$7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with other major insurance carriers.

  In February of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO's liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company's liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO's estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next eight years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company's ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company's future results of operations.

  Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, the Company expects its total insurance expense including professional and general liability, property, auto and workers' compensation to increase approximately $25 million in 2002 as compared to 2001. The Company's subsidiaries have also assumed a greater portion of the hospital professional and general liability risk for its facilities. Effective January 1, 2002, most of the Company's subsidiaries are self-insured for malpractice exposure up to $25 million per occurrence. The Company purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.

Health Insurance Portability and Accountability Act of 1996

  The Health Insurance Portability and Accountability Act (HIPAA) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Generally, organizations are required to be in compliance with certain HIPAA provisions beginning in October, 2002. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations related to HIPAA are expected to impact the Company and others in the healthcare industry by:

.. Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to different standards utilized by each party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulations take effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2002.

.. Mandating the adoption of security standards to preserve the confidentiality, integrity and availability of medical information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's electronically maintained or transmitted personal medical record. The final regulations containing the privacy standards were released in December, 2000 and require compliance by April, 2003.

..  Creating unique identifiers for the four constituents in healthcare:
   payors, providers, patients and employers. HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

  The Company is in the process of implementation of the necessary changes required pursuant to the terms of HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company's financial condition or results of operations.

Market Risks Associated with Financial Instruments

  The Company's interest expense is sensitive to changes in the general level of domestic interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Company's debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by entering into interest rate swap transactions. The interest rate swap agreements are contracts that require the Company to pay fixed and receive floating interest rates over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rate is determined at the time the swap agreement is consummated.

  As of December 31, 2001, the Company had three interest rate swaps. One fixed rate swap with a notional principal amount of $125 million which expires in August 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of December 31, 2001, the floating rate of the $125 million of interest rate swaps was 2.01%. In November 2001, the Company entered into two floating rate swaps having an aggregate notional principal amount of $60 million in which the company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2001, the average floating rate of the $60 million of interest rate swaps was 3.43%.

  As of December 31, 2000, the Company had a five year interest rate swap having a notional principal amount of $135 million whereby the Company pays a floating rate and the counter-party pays the Company a fixed rate of 8.75%. The counter-party had the right to cancel the swap at any time during the swap term with thirty days notice. The option was exercised in 2001 and the swap was cancelled. The termination resulted in a net payment to the Company of approximately $3.8 million. The Company also had a fixed rate swap having a notional principal amount of $135 million whereby the Company pays a fixed rate of 6.76% and receives a floating rate from the counter-party. During 2001, the notional amount of this swap was reduced to $125 million. The Company had two interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million with a maturity date of August, 2010. The average fixed rate on the $75 million of interest rate swaps, including the Company's borrowing spread of .35%, was 7.05%. The total cost of all swaps terminated in 2001 was $7.4 million.

  The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated AA or better by Moody's Investor Services and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 2001, 2000 and 1999, the
Company received weighted average rates of 5.9%, 7.2% and 5.5%, respectively, and paid a weighted average rate on its interest rate swap agreements of 6.9% in 2001, 7.5% in 2000 and 5.8% in 1999.

  The table below presents information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps as of December 31, 2001. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by maturity date and weighted average interest rates based on rates in effect at

December 31, 2001. The fair values of long-term debt and interest rate swaps were determined based on market prices quoted at December 31, 2001, for the same or similar debt issues.

                                Maturity Date, Fiscal Year Ending December 31
                          -----------------------------------------------------------------
                                                                        There-
                           2002    2003    2004    2005      2006       after       Total
                          ------  ------  ------  ------  -----------  --------    --------
                                           (Dollars in thousands)
      Liabilities
Long-term debt:
  Fixed rate--Fair
   value................  $2,436  $3,055  $1,951  $1,894  $     1,525  $502,924(a) $513,785
  Fixed rate--Carrying
   value................  $2,436  $3,055  $1,951  $1,894  $     1,525  $471,205    $482,066
Average interest rates..     7.4%    6.9%    6.6%    6.5%         6.3%      5.7%
Variable rate long-term
 debt...................                                  $   221,000  $ 18,200    $239,200
     Interest Rate
       Derivatives
Interest rate swaps:
  Pay fixed/receive
   variable notional
   amounts..............                                  $   125,000              $125,000
  Fair value............                                  $   (10,227)             $(10,227)
  Average pay rate......                                         6.76%
  Average receive rate..                                      3 month
                                                                LIBOR
  Pay variable/receive
   fixed notional
   amounts..............                                  $   (60,000)             $(60,000)
  Fair value (included
   in long-term debt)...                                  $    (1,455)             $ (1,455)
  Average pay rate......                                      6 month
                                                                LIBOR
                                                          plus spread
  Average receive rate..                                         6.75%

--------
(a) The fair value of the Company's 5% discounted convertible debentures ("Debentures") at December 31, 2001 is $303 million, however, the Company has the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. On June 23, 2006 the amount necessary to redeem all Debentures would be $319 million. If the Debentures could be redeemed at the same basis at December 31, 2001 the redemption amount would be $265 million. The holders of the Debentures may convert the Debentures to the Company's Class B stock at any time. If all Debentures were converted, the result would be the issuance of 6.6 million shares of the Company's Class B Common Stock.

Effects of Inflation and Seasonality

  Although inflation has not had a material impact on the Company's results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. The Company's acute care and behavioral health care facilities are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in the Company's salaries, wages and benefits expense in excess of the inflation rate. Although the Company cannot predict its ability to continue to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company's ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit the Company's ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, the Company's ability to maintain margins through price increases to non-Medicare patients is limited.

  The Company's business is seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the Company's year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in the Company's hospitals during those months.

Liquidity and Capital Resources

  Net cash provided by operating activities was $312 million in 2001, $182 million in 2000 and $176 million in 1999. The $130 million increase during 2001 as compared to 2000 was primarily attributable to: (i) a favorable $73 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization, minority interests in earnings of consolidated entities, accretion of discount on convertible debentures, losses on foreign exchange, derivative transactions & debt extinguishment and provision for insurance settlement and other non-cash charges); (ii) an unfavorable
$40 million change due to timing of net income tax payments; (iii) a $31 favorable change in accounts receivable; (iv) a $28 million favorable change in other assets and deferred charges, and; (v) $38 million of other net favorable working capital changes. Included in the $73 million favorable change in income plus the addback of adjustments to reconcile net cash provided by operating activities was a $40 million non-cash reserve established during the fourth quarter of 2001 related to the liquidation of PHICO, the Company's third party hospital professional and general liability insurance company (see General Trends). The $40 million increase in net income taxes paid during 2001 was due to a reduction in the 2000 net income tax payments resulting primarily from higher tax benefits from employee stock options and the decreases in accrued taxes attributable to overpayments in 1999. The $31 million favorable change in accounts receivable resulted from improved accounts receivable management during 2001.

  Included in the $6 million increase in 2000 as compared to 1999 was: (i) a favorable $35 million change due to an increase in net income plus the addback of depreciation and amortization expense, minority interest in earnings of consolidated entities, accretion of discount on convertible debentures and other non-cash charges; (ii) a favorable $25 million change due to the timing of net income tax payments; (iii) an unfavorable $24 million change due to an increase in the combined working capital balances as of December 31, 2000 at twelve behavioral health care facilities and one acute care facility purchased during the third quarter of 2000 (working capital for these facilities was not included in the purchase transactions), and; (iv) $30 million of other unfavorable working capital changes. The unfavorable change in other working capital accounts was due primarily to a decrease in the pre-funding of employee benefit programs effective December 31, 1999. The $25 million reduction in income taxes paid was due to higher tax benefits from employee stock option exercises and the decreases in deferred taxes attributable to the prior year's overpayment.

  During 2001, the Company spent $263 million to acquire the assets and operations of: (i) four acute care facilities located in the U.S. (two of which were effective on January 1, 2002); (ii) two behavioral health care facilities located in the U.S. and one located in Puerto Rico; (iii) an 80% ownership interest in a French hospital company that owns nine hospitals located in France, and; (iv) majority ownership interests in two ambulatory surgery centers. During 2000, the Company spent $141 million to acquire the assets and operations of twelve behavioral health care facilities and two acute care hospitals and $12 million to acquire a minority ownership interest in an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services to the healthcare industry. During 1999, the Company acquired three behavioral health facilities for a combined purchase price of $27 million in cash plus contingent consideration of up to $3 million. Also during 1999, the Company acquired the assets and operations of Doctor's Hospital of Laredo in exchange for the assets and operations of its Victoria Regional Medical Center. In connection with this transaction, the Company also spent approximately $5 million to purchase additional land in Laredo, Texas on which it constructed a replacement hospital that was completed and opened in the third quarter of 2001.

  Capital expenditures were $153 million in 2001, $114 million in 2000 and $68 million in 1999. Included in the 2001 capital expenditures were costs related to the completion of a new 180-bed acute care hospital located in Laredo, Texas and the 126-bed addition to the Desert Springs Hospital in Las Vegas, Nevada. Capital expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 2001 are expected to total approximately $215 million to $265 million in 2002. Included in the 2002 projected capital expenditures are the remaining expenditures on the new George Washington University Hospital located in Washington, DC, a major renovation of an acute care hospital located in Washington and the first phase of an new 176-bed acute care hospital located in Las Vegas, Nevada. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

  During 2000, the Company received net cash proceeds of $16 million resulting from the divestiture of the real property of a behavioral health care facility located in Florida, a medical office building located in Nevada, and its ownership interests in a specialized women's health center and two physician practices located in Oklahoma. During 1999, the Company received cash proceeds of $16 million generated primarily from the sale of the real property of two medical office buildings. The net gain/loss resulting from these transactions did not have a material impact on the 2000 or 1999 results of operations

  In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All classes of common stock participated on a pro rata basis and all references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

  During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to twelve million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 4,056,758 shares at an average purchase price of $17.55 per share ($71.2 million in the aggregate) during 1999, 2,408,000 shares at an average purchase price of $14.95 per share ($36.0 million in the aggregate) during 2000 and 178,057 shares at an average purchase price of $43.33 per share ($7.7 million in the aggregate) during 2001. Since inception of the stock purchase program in 1998 through December 31, 2001, the Company purchased a total of 7,803,815 shares at an average purchase price of $17.91 per share ($139.8 million in the aggregate).

  During the fourth quarter of 2001 the Company entered into a new $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $40 million was available at December 31, 2001. The interest rate on borrowings is determined at the Company's option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. At December 31, 2001, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. As of December 31, 2001, the Company had approximately $269 million of unused borrowing capacity under the terms of its revolving credit agreement.

  During the fourth quarter of 2001, the Company issued $200 million of notes ("Notes") that have a 6.75% coupon rate (6.757% effective rate including amortization of bond discount) and will mature on November 15, 2011. The notes can be redeemed in whole at any time or in part, from time to time at the Company's option at a redemption price equal to accrued and unpaid interest on the principal being redeemed to the redemption date plus the greater of: (i) 100% of the principal amount of the notes to be redeemed, and; (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed (not including any portion of such payments of interest accrued to the date of redemption), discounted to the date of redemption on a semiannual basis at the adjusted treasury rate (as defined) plus 30 basis points. The interest on the Notes will be paid semiannually on May 15th and November 15th of each year. The net proceeds generated from this issuance were approximately $198.5 million and were used to repay outstanding borrowings under the Company revolving credit agreement.

  Also during the fourth quarter of 2001, the Company redeemed all of its outstanding $135.0 million, 8.75% Senior Notes ("Senior Notes") due 2005 for an aggregate redemption price of $136.5 million. The redemption of the Senior Notes was financed with borrowings under the Company's commercial paper and revolving credit facilities. During the third quarter of 2001, the counter-party to an interest rate swap with a notional principal amount of $135 million, elected to terminate the interest rate swap. This swap was a designated fair value hedge to the Senior Notes. The termination resulted in a net payment to the Company of approximately $3.8 million. Upon the termination of the fair value hedge, the Company ceased adjusting the fair value of the debt. The effective interest method was used to amortize the resulting difference between the fair value at termination and the face value of the debt through the maturity date of the Senior Notes. In connection with the redemption of the Senior Notes, the Company recorded a net loss on debt extinguishment of $1.6 million during the fourth quarter of 2001.

  As of December 31, 2001, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed in October of each year. The commercial paper program has been renewed for the period of October 24, 2001 through October 23, 2002.

  During the second quarter of 2000, the Company issued discounted convertible debentures that are due in 2020 (the "Debentures"). The Debentures, which had an aggregate issue price of $250 million or $587 million aggregate principal amount at maturity, were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures will pay cash interest on the principal amount at the rate of 0.426% per annum, resulting in a yield to maturity of 5.0%. The Debentures will be convertible at the option of the holders thereof into 5.6024 shares of the Company's Common Stock per $1,000 face amount of Debenture (equivalent at issuance to $76.02 per share of common stock). The securities were not registered or required to be registered under the Securities Act of 1933 (the "Securities Act") and were sold in the United States in a private placement under Rule 144A under the Securities Act, and were not offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to an agreement with the holders of the debentures, the debentures and the underlying Class B Common Stock were registered for resale under the Securities Act. The Company used the net proceeds generated from the Debenture issuance to repay debt which was reborrowed to finance previously disclosed acquisitions, (see Note 2 to Consolidated Financial Statements) and for other general corporate purposes.

  Total debt as a percentage of total capitalization was 47% at December 31, 2001, 43% at December 31, 2000 and 40% at December 31, 1999. The increases during the last three years were due primarily to the purchase transactions, capital additions and stock purchases, as mentioned above. The capital expenditures, purchase transactions and stock repurchases during the last three years were essentially financed with net cash provided by operating activities and borrowings generated from the Company's revolving credit facility and the issuances of the Notes and Debentures as mentioned above.

  As of December 31, 2001, the Company had three interest rate swaps. One fixed rate swap with a notional principal amount of $125 million which expires in August 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of December 31, 2001, the floating rate of the $125 million of interest rate swaps was 2.01%. In November 2001, the Company entered into two floating rate swaps having a notional principal amount of $60 million in which the company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2001, the average floating rate of the $60 million of interest rate swaps was 3.43%.

  As of December 31, 2000, the Company had a five year interest rate swap having a notional principal amount of $135 million whereby the Company pays a floating rate and the counter-party pays the Company a fixed rate of 8.75%. The counter-party had the right to cancel the swap at any time during the swap term with thirty days notice. The option was exercised in 2001 and the swap was cancelled. The termination resulted in a net payment to the Company of approximately $3.8 million. The Company also had a fixed rate swap having a notional principal amount of $135 million whereby the Company pays a fixed rate of 6.76% and receives a floating rate from the counter-party. During 2001, the notional amount of this swap was reduced to $125 million. The Company had two interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million with a maturity date of August, 2005. The average fixed rate on the $75 million of interest rate swaps, including the Company's borrowing spread of .35%, was 7.05%. Both of these swaps totaling $75 million were terminated in 2001 at a cost of $7.4 million.

  The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense and income incurred on existing and now expired interest rate swaps, was 6.4%, 7.1% and 6.2% during 2001, 2000 and 1999, respectively. Additional interest (expense)/ income recorded as a result of the Company's hedging activity was ($2,730,000) in 2001, $414,000 in 2000 and ($202,000) in 1999. The Company is
exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreements. All of the counter-parties are creditworthy financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The estimated fair value of the cost to the Company to terminate the interest rate swap obligations at December 31, 2001 and 2000 was approximately $11.7 million and $4.3 million, respectively.

  Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 2001.

  The fair value of the Company's long-term debt at December 31, 2001 and 2000 was approximately $751.5 million and $693.3 million, respectively.

  The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

  The following represents the scheduled maturities of the Company's contractual obligations as of December 31, 2001:

                               Payments Due by Period (dollars in thousands)
                          -------------------------------------------------------
                                                      2-3     4-5      After 5
Contractual Obligation     Total   Less than 1 Year  years   years      years
------------------------  -------- ---------------- ------- -------- ------------
Long-term debt fixed (a)  $483,521     $ 2,436      $ 5,006 $  3,419 $ 472,660 (b)
Long-term debt-variable    239,200          --           --  221,000    18,200
Accrued interest             3,050       3,050           --       --        --
Construction commitments
 (c)                        66,968      26,968           --   40,000        --
Operating leases           116,366      30,926       49,404   30,124     5,912
                          --------     -------      ------- -------- ------------
  Total contractual cash
   obligations
                          $909,105     $63,380      $54,410 $294,543 $496,772
                          ========     =======      ======= ======== ============

(a) Includes capital lease obligations.
(b) Amount is presented net of discount on Debentures of $321,430.
(c) Estimated cost of completion on a new 371-bed acute care hospital in Washington, DC and the construction of a new 100-bed acute care facility in Eagle Pass, Texas.

Significant Accounting Policies

  The Company has determined that the following accounting policies and estimates are critical to the understanding of the Company's consolidated financial statements.

  Revenue Recognition: Revenue and the related receivables for health care services are recorded in the accounting records on an accrual basis at the Company's established charges. The provision for contractual adjustments, which represents the difference between established charges and estimated third-party payor payments, is also recognized on an accrual basis and deducted from gross revenue to determine net revenues. Payment arrangements with third-party payors may include prospectively determined rates per discharge, a discount from established charges, per-diem payments and reimbursed costs. Estimates of contractual adjustments are reported in the period during which the services are provided and adjusted in future periods, as the actual amounts become known. Revenues recorded under cost-based reimbursement programs may be adjusted in future periods as a result of audits, reviews or investigations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Medicare and Medicaid net revenues represented 42%, 44% and 46% of net patient revenues for the years 2001, 2000 and 1999, respectively. In addition, approximately 37% in 2001, 35% in 2000 and 32% in 1999 of the Company's net patient revenues were generated from managed care companies, which include health maintenance organizations and preferred provider organizations.

  The Company establishes an allowance for doubtful accounts to reduce its receivables to their net realizable value. The allowances are estimated by management based on general factors such as payor mix, the agings of the receivables and historical collection experience. At December 31, 2001 and 2000, accounts receivable were recorded net of allowance for doubtful accounts of $61.1 million and $65.4 million, respectively.

  The Company provides care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net operating revenues or in provision for doubtful accounts.

  General and Professional Liabilities: Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, the Company expects its total insurance expense including professional and general liability, property, auto and workers' compensation to increase approximately $25 million in 2002 as compared to 2001. The Company's subsidiaries have also assumed a greater portion of the hospital professional and general liability risk for its facilities. Effective January 1, 2002, most of the Company's subsidiaries are self-insured for malpractice exposure up to $25 million per occurrence. The Company purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.

  As of December 31, 2001 and 2000, the reserve for professional and general liability claims was $104.1 million and $57.9 million, respectively, of which $26.0 million and $9.0 million in 2001 and 2000, respectively, is included in current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change by material amounts in the near term.

  Reference is made to Note 1 to Consolidated Financial Statements for additional information on other accounting policies and new accounting pronouncements.

Related Party Transactions

  At December 31, 2001, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). The Company serves as advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, the Company conducts the Trust's day to day affairs, provides administrative services and presents investment opportunities. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1.3 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.0 million at both December 31, 2001 and 2000 and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $18.0 million at December 31, 2001 and $15.1 million at December 31, 2000.

  As of December 31, 2001, the Company leased six hospital facilities from the Trust with terms expiring in 2003 through 2006. These leases contain up to five 5-year renewal options. During 2001, the Company exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in 2001. The lease on this facility was renewed at the same lease rate and term as the initial lease. Future minimum lease payments to the Trust are included in Note 7 to Consolidated Financial Statements. Total rent expense under these operating leases was $16.5 million in 2001, $17.1 million in 2000, and $16.6 million in 1999. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. The Company received an advisory fee from the Trust of $1.3 million in both 2001 and 2000 and $1.2 million in 1999 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

  There is hereby incorporated by reference the information to appear under the caption "Election of Directors" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001. See also "Executive Officers of the Registrant" appearing in Part I hereof.

ITEM 11. Executive Compensation

  There is hereby incorporated by reference the information to appear under the caption "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

  There is hereby incorporated by reference the information to appear under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 13. Certain Relationships and Related Transactions

  There is hereby incorporated by reference the information to appear under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

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

  Report on Form 8-K dated November 1, 2001, reported under Item 5, that on October 16, 2001, Universal Health Services, Inc. issued a press release announcing its financial results for the third quarter ended September 30, 2001 and other recent developments.

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

  3.3 Amendment to the Company's Restated Certificate of Incorporation previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K dated July 3, 2001.

  4.1 Indenture dated as of June 23, 2000 between Universal Health Services, Inc. and Bank One Trust Company, N.A., previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

  4.2 Authorizing Resolution adopted by the Pricing Committee of Universal Health Services, Inc. on June 19, 2000, related to $586,992,000 aggregate principal amount at maturity convertible debentures due 2020.

  4.3 Form of $586,992,000 aggregate principal amount at maturity convertible debenture due 2020.

  4.4 Form of Indenture dated        , 2000, between Universal Health
Services, Inc. and Bank One Trust Company, N.A., Trustee previously filed as
Exhibit 4.1 to Registrant's Registration Statement on Form S-3/A (File No. 333-85781), dated February 1, 2000, is incorporated herein by reference.

  4.5 Authorizing Resolution adopted by the Pricing Committee of Universal Health Services, Inc. on November 6, 2001, related to $200,000,000 principal amount of 6 3/4% Notes due 2011.

  4.6 Form of 6 3/4% Notes due 2011, previously filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 13, 2001, is incorporated herein by reference.

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

  10.3 Agreement, effective January 1, 2002, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

  10.8 Sale and Servicing Agreement dated as of November 16, 1993 between Certain Hospitals and UHS Receivables Corp., previously filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.9 Amendment No. 2 dated as of August 31, 1998, to Sale and Servicing Agreements dated as of various dates between each hospital company and UHS Receivables Corp., previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

  10.10 Servicing Agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS of Delaware, Inc. and Continental Bank, National Association, previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.11 Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and Continental Bank, National Association, previously filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

  10.12 Amendment No. 1 to the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

  10.13 Amendment No. 2, dated as of April 17, 1997 to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., a Delaware corporation, Sheffield Receivables Corporation, a Delaware corporation, and First Bank National Association, a national banking association, as trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

  10.14 Form of Amendment No. 3, dated as of August 31, 1998, to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and U.S. Bank National Association (successor to First Bank National Association and Continental Bank, National Association) previously filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

  10.15 Agreement, dated as of August 31, 1998, by and among each hospital company signatory hereto, UHS Receivables Corp., a Delaware Corporation, Sheffield Receivables Corporation and U.S. Bank National Association, as Trustee, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

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

  10.20 Amendment No. 1, dated as of June 29, 1998, to the Credit Agreement dated as of July 8, 1997, among Universal Health Services, Inc., the Banks party thereto and Morgan Guaranty Trust Company of New York, as the Agent, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

  10.21 Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.22 Stock Purchase Plan, previously filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

  10.23 Asset Purchase Agreement dated as of April 19, 1996 by and among UHS of PENNSYLVANIA, INC., a Pennsylvania corporation, and subsidiary of UNIVERSAL HEALTH SERVICES, INC., a Delaware corporation, UHS, UHS OF DELAWARE, INC., a Delaware corporation and subsidiary of UHS, WELLINGTON REGIONAL MEDICAL CENTER, INC., a Florida corporation and subsidiary of UHS, FIRST HOSPITAL CORPORATION, a Virginia corporation, FHC MANAGEMENT SERVICES, INC., a Virginia corporation, HEALTH SERVICES MANAGEMENT, INC., a Pennsylvania corporation, HORSHAM CLINIC, INC., d/b/a THE HORSHAM CLINIC, a Pennsylvania corporation, CENTRE VALLEY MANAGEMENT, INC. d/b/a THE MEADOWS PSYCHIATRIC CENTER, a Pennsylvania corporation, CLARION FHC, INC. d/b/a CLARION PSYCHIATRIC CENTER, a Pennsylvania corporation, WESTCARE, INC., d/b/a ROXBURY, a Virginia corporation and FIRST HOSPITAL CORPORATION OF FLORIDA, a Florida corporation, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.24 $36.5 million Term Note dated May 3, 1996 between Universal Health Services, Inc., a Delaware corporation, and First Hospital Corporation, Horsham Clinic, Inc. d/b/a Horsham Clinic, Centre Valley Management, Inc. d/b/a The Meadows Psychiatric Center, Clarion FHC, d/b/a/ Clarion Psychiatric Center, Westcare, Inc. d/b/a Roxbury, FHC Management Services, Inc., Health Services Management, Inc., First Hospital Corporation of Florida, previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

  10.25 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

  10.26 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

  10.27 Deferred Compensation Plan for Universal Health Services Board of Directors, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference.

  10.28 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.29 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as
Exhibit 10.31 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

  10.30 Supplemental Indenture Dated as of January 1, 1998 to Indenture Dated as of July 15, 1995 between Universal Health Services, Inc. and PNC BANK, National Association, Trustee, previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated herein by reference.

  10.31 1992 Corporate Ownership Program, as Amended, previously filed as
Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.

  10.32 Amended and Restated 1992 Stock Option Plan, previously filed as
Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

  10.33. Credit Agreement dated as of December 13, 2001 among Universal Health Services, Inc., its Eligible Subsidiaries, JPMorgan Chase Bank, Bank of America, N.A., First Union National Bank, Fleet National Bank, ABN Amro Bank N.V., Banco Popular de Puerto Rico, Sun Trust Bank, The Bank of New York, National City Bank of Kentucky, PNC Bank, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and First Union National Bank and Fleet National Bank, as Co-Documentation Agents.

  10.34. Employee's Restricted Stock Purchase Plan, previously filed as
Exhibit 10.1 on Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

  11. Statement re computation of per share earnings is set forth in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

  22. Subsidiaries of Registrant.

  24. Consent of Independent Public Accountants.

  99.1. Letter to the Securities and Exchange Commission Pursuant to Temporary
Note 3T.

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

March 15, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                        Title                 Date

         /s/ Alan B. Miller            Chairman of the          March 15, 2002
-------------------------------------   Board, President
           Alan B. Miller               and Director
                                        (Principal
                                        Executive Officer)

       /s/ Anthony Pantaleoni          Director                 March 15, 2002
-------------------------------------
         Anthony Pantaleoni

         /s/ Robert H. Hotz            Director                 March 15, 2002
-------------------------------------
           Robert H. Hotz

         /s/ John H. Herrell           Director                 March 15, 2002
-------------------------------------
           John H. Herrell

   /s/ John F. Williams, Jr., M.D.     Director                 March 15, 2002
-------------------------------------
     John F. Williams, Jr., M.D.

         /s/ Leatrice Ducat            Director                 March 15, 2002
-------------------------------------
           Leatrice Ducat

         /s/ Kirk E. Gorman            Senior Vice              March 15, 2002
-------------------------------------   President and Chief
           Kirk E. Gorman               Financial Officer

          /s/ Steve Filton             Vice President,          March 15, 2002
-------------------------------------   Controller,
            Steve Filton                Principal
                                        Accounting Officer
                                        and Secretary

                        UNIVERSAL HEALTH SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  (ITEM 14(a))

Consolidated Financial Statements:
  Report of Independent Public Accountants on Consolidated Financial
   Statements and Schedule.................................................  38
  Consolidated Statements of Income for the three years ended December 31,
   2001....................................................................  39
  Consolidated Balance Sheets as of December 31, 2001 and 2000.............  40
  Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 2001...........................................  41
  Consolidated Statements of Cash Flows for the three years ended December
   31, 2001................................................................  42
  Notes to Consolidated Financial Statements...............................  43
  Supplemental Financial Statement Schedule II: Valuation and Qualifying
   Accounts................................................................  63

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Philadelphia, Pennsylvania
February 13, 2002

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                     Year Ended December 31
                                                --------------------------------
                                                   2001       2000       1999
                                                ---------- ---------- ----------
                                                (In thousands, except per share
                                                             data)
Net revenues..................................  $2,840,491 $2,242,444 $2,042,380
Operating charges
  Salaries, wages and benefits................   1,122,428    873,747    793,529
  Other operating expenses....................     668,026    515,084    475,070
  Supplies expense............................     368,091    301,663    289,074
  Provision for doubtful accounts.............     240,025    192,625    166,139
  Depreciation & amortization.................     127,523    112,809    108,333
  Lease and rental expense....................      53,945     49,039     49,029
  Interest expense, net.......................      36,176     29,941     26,872
  Provision for insurance settlements.........      40,000        --         --
  Facility closure costs......................         --       7,747      5,300
                                                ---------- ---------- ----------
                                                 2,656,214  2,082,655  1,913,346
                                                ---------- ---------- ----------
Income before minority interests, effect of
 foreign exchange and derivative transactions,
 income taxes and extraordinary charge........     184,277    159,789    129,034
Minority interests in earnings of consolidated
 entities.....................................      17,518     13,681      6,251
Losses on foreign exchange and derivative
 transactions.................................       8,862        --         --
                                                ---------- ---------- ----------
Income before income taxes and extraordinary
 charge.......................................     157,897    146,108    122,783
Provision for income taxes....................      57,147     52,746     45,008
                                                ---------- ---------- ----------
Net income before extraordinary charge........     100,750     93,362     77,775
Extraordinary charge from early extinguishment
 of debt, net of taxes........................       1,008        --         --
                                                ---------- ---------- ----------
Net income....................................  $   99,742 $   93,362 $   77,775
                                                ========== ========== ==========
Earnings per Common Share before extraordinary
 charge:
  Basic.......................................  $     1.68 $     1.55 $     1.24
                                                ========== ========== ==========
  Diluted.....................................  $     1.62 $     1.50 $     1.22
                                                ========== ========== ==========
Earnings per Common Share after extraordinary
 charge:
  Basic.......................................  $     1.67 $     1.55 $     1.24
                                                ========== ========== ==========
  Diluted.....................................  $     1.60 $     1.50 $     1.22
                                                ========== ========== ==========
Weighted average number of common shares--
 basic........................................      59,874     60,220     62,834
Weighted average number of common share
 equivalents..................................       7,346      4,600      1,146
                                                ---------- ---------- ----------
Weighted average number of common shares and
 equivalents--diluted.........................      67,220     64,820     63,980
                                                ========== ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                          ----------------------
                                                             2001        2000
                                                          ----------  ----------
                                                             (Dollar amounts
                                                              in thousands)
                         ASSETS
Current Assets
Cash and cash equivalents...............................  $   22,848  $   10,545
Accounts receivable, net................................     418,083     376,601
Supplies................................................      54,764      45,518
Deferred income taxes...................................      25,227      17,943
Other current assets....................................      27,340      25,848
                                                          ----------  ----------
 Total current assets...................................     548,262     476,455
Property and Equipment
Land....................................................     149,208     109,744
Buildings and improvements..............................     845,523     704,065
Equipment...............................................     505,310     441,623
Property under capital lease............................      31,902      25,563
                                                          ----------  ----------
                                                           1,531,943   1,280,995
Less accumulated depreciation...........................     594,602     512,704
                                                          ----------  ----------
                                                             937,341     768,291
Funds restricted for construction.......................         196      37,381
Construction-in-progress................................      93,668      69,955
                                                          ----------  ----------
                                                           1,031,205     875,627
Other Assets
Goodwill................................................     372,627     316,777
Deferred charges........................................      16,533      17,223
Other...................................................     145,957      56,295
                                                          ----------  ----------
                                                             535,117     390,295
                                                          ----------  ----------
                                                          $2,114,584  $1,742,377
                                                          ==========  ==========
       LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt....................  $    2,436  $      689
Accounts payable........................................     144,163     113,294
Accrued liabilities
 Compensation and related benefits......................      58,607      52,361
 Interest...............................................       3,050       4,964
 Taxes other than income................................      26,525      15,296
 Other..................................................      87,050      59,708
 Federal and state taxes................................         885       2,528
                                                          ----------  ----------
 Total current liabilities..............................     322,716     248,840
Other Noncurrent Liabilities............................     110,385      71,730
Minority Interests......................................     125,914     120,788
Long-Term Debt..........................................     718,830     548,064
Deferred Income Taxes...................................      28,839      36,381
Commitments and Contingencies (Note 8)
Common Stockholders' Equity
Class A Common Stock, voting, $.01 par value; authorized
 12,000,000 shares; issued and outstanding 3,848,886
 shares in 2001 and 3,848,886 in 2000...................          38          38
Class B Common Stock, limited voting, $.01 par value;
 authorized 150,000,000 shares; issued and outstanding
 55,603,686 shares in 2001 and 55,549,312 in 2000.......         556         556
Class C Common Stock, voting, $.01 par value; authorized
 1,200,000 shares; issued and outstanding 387,848 shares
 in 2001 and 387,848 in 2000............................           4           4
Class D Common Stock, limited voting, $.01 par value;
 authorized 5,000,000 shares; issued and outstanding
 39,109 shares in 2001 and 44,530 in 2000...............         --          --
Capital in excess of par value, net of deferred
 compensation of $203 in 2001 and $485 in 2000..........     137,400     139,654
Retained earnings.......................................     676,064     576,322
Accumulated other comprehensive loss....................      (6,162)        --
                                                          ----------  ----------
                                                             807,900     716,574
                                                          ----------  ----------
                                                          $2,114,584  $1,742,377
                                                          ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 2001, 2000, and 1999

                                                       Capital
                                                          in               Accumulated
                           Class  Class  Class  Class   Excess                Other
                             A      B      C      D     of Par   Retained Comprehensive
                           Common Common Common Common  Value    Earnings     Loss       Total
                           ------ ------ ------ ------ --------  -------- ------------- --------
                                                  (Amounts in thousands)
Balance January 1, 1999..   $21    $299   $ 2    --    $221,500  $405,185        --     $627,007
Common Stock
  Issued.................    (1)      5   --     --       7,956       --         --        7,960
  Repurchased............   --      (20)  --     --     (71,205)      --         --      (71,225)
Amortization of deferred
 compensation............   --      --    --     --          94       --         --           94
Net income...............   --      --    --     --         --     77,775        --       77,775
                            ---    ----   ---    ---   --------  --------    -------    --------
Balance January 1, 2000..    20     284     2    --     158,345   482,960        --      641,611
Common Stock
  Issued.................    (1)      6   --     --      16,629       --         --       16,634
  Repurchased............   --      (12)  --     --     (35,973)      --         --      (35,985)
Amortization of deferred
 compensation............   --      --    --     --         952       --         --          952
Net income...............   --      --    --     --         --     93,362        --       93,362
                            ---    ----   ---    ---   --------  --------    -------    --------
Balance January 1, 2001..    19     278     2    --     139,953   576,322        --      716,574
Common Stock
  Issued.................   --        1   --     --       4,844       --         --        4,845
  Stock dividend.........    19     278     2    --        (299)      --         --           --
  Repurchased............   --       (1)  --     --      (7,733)      --         --       (7,734)
Amortization of deferred
 compensation............   --      --    --     --         635       --         --          635
Comprehensive Income:
  Net income.............   --      --    --     --         --     99,742        --       99,742
  Foreign currency
   translation
   adjustments...........   --      --    --     --         --        --         161         161
  Cumulative effect of
   change in accounting
   principle (SFAS
   No. 133) on other
   comprehensive income
   (net of income tax
   effect of $2,801).....   --      --    --     --         --        --      (4,779)     (4,779)
  Unrealized derivative
   losses on cash flow
   hedges (net of income
   tax effect of $905)...   --      --    --     --         --        --      (1,544)     (1,544)
                            ---    ----   ---    ---   --------  --------    -------    --------
Total--comprehensive
 income..................   --      --    --     --         --     99,742     (6,162)     93,580
                            ---    ----   ---    ---   --------  --------    -------    --------
Balance December 31,
 2001....................   $38    $556   $ 4    --    $137,400  $676,064    $(6,162)   $807,900
                            ===    ====   ===    ===   ========  ========    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended December 31
                                                 ------------------------------
                                                   2001       2000       1999
                                                 ---------  ---------  --------
                                                    (Amounts in thousands)
Cash Flows from Operating Activities:
Net income.....................................  $  99,742  $  93,362  $ 77,775
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization.................    127,523    112,809   108,333
 Minority interests in earnings of consolidated
  entities.....................................     17,518     13,681     6,251
 Accretion of discount on convertible
  debentures...................................     10,323      5,239       --
 Losses on foreign exchange, derivative
  transactions & debt extinguishment...........     10,460        --        --
 Provision for insurance settlements and other
  non-cash charges.............................     40,000      7,747     5,300
 Changes in assets and liabilities, net of
  effects from acquisitions and dispositions:
  Accounts receivable..........................      1,384    (29,391)  (37,958)
  Accrued interest.............................     (1,914)    (1,020)     (157)
  Accrued and deferred income taxes............     (9,292)    28,489    (3,370)
  Other working capital accounts...............     13,913      1,408    32,371
  Other assets and deferred charges............     10,689    (17,237)   (5,775)
  Increase in working capital at acquired
   facilities..................................     (9,133)   (24,155)      --
  Other........................................     (7,304)    (6,209)    2,957
  Accrued insurance expense, net of commercial
   premiums paid...............................     23,531      9,012     7,485
  Payments made in settlement of self-insurance
   claims......................................    (15,253)   (11,281)  (17,655)
                                                 ---------  ---------  --------
   Net cash provided by operating activities...    312,187    182,454   175,557
                                                 ---------  ---------  --------
Cash Flows from Investing Activities:
 Property and equipment additions..............   (152,938)  (113,900)  (67,576)
 Acquisition of businesses.....................   (263,463)  (141,333)  (31,588)
 Proceeds received from merger, sale or
  disposition of assets........................        --      16,253    16,358
 Investment in business........................        --     (12,273)      --
                                                 ---------  ---------  --------
   Net cash used in investing activities.......   (416,401)  (251,253)  (82,806)
                                                 ---------  ---------  --------
Cash Flows from Financing Activities:
 Additional borrowings, net of financing
  costs........................................    280,499    252,566    15,150
 Reduction of long-term debt...................   (137,005)  (141,045)  (15,830)
 Net cash paid related to termination of
  interest rate swap, foreign currency exchange
  and early extinguishment of debt.............     (6,608)       --        --
 Distributions to minority partners............    (14,644)    (7,633)  (18,439)
 Issuance of common stock......................      2,009      5,260     2,514
 Repurchase of common shares...................     (7,734)   (35,985)  (71,225)
                                                 ---------  ---------  --------
   Net cash provided by (used in) financing
    activities.................................    116,517     73,163   (87,830)
                                                 ---------  ---------  --------
Increase in Cash and Cash Equivalents..........     12,303      4,364     4,921
Cash and Cash Equivalents, Beginning of
 Period........................................     10,545      6,181     1,260
                                                 ---------  ---------  --------
Cash and Cash Equivalents, End of Period.......  $  22,848  $  10,545  $  6,181
                                                 =========  =========  ========
Supplemental Disclosures of Cash Flow
 Information:
 Interest paid.................................  $  27,767  $  25,722  $ 27,029
 Income taxes paid, net of refunds.............  $  64,492  $  24,284  $ 48,833

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of Universal Health Services, Inc. (the "Company"), its majority-owned subsidiaries and partnerships controlled by the Company or its subsidiaries as the managing general partner. The Company's France subsidiary is included on the basis of the year ending November 30th. All significant intercompany accounts and transactions have been eliminated. The more significant accounting policies follow:

  Nature of Operations: The principal business of the Company is owning and operating, through its subsidiaries, acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. At December 31, 2001, the Company operated 35 acute care hospitals and 38 behavioral health centers located in 22 states, Washington, DC, Puerto Rico and France. The Company, as part of its ambulatory treatment centers division owns outright, or in partnership with physicians, and operates or manages 23 surgery and radiation oncology centers located in 12 states.

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

  Net revenues from the Company's acute care hospitals and ambulatory and outpatient treatment centers accounted for 81%, 84%, and 86% of consolidated net revenues in 2001, 2000, and 1999, respectively. Net revenues from the Company's behavioral health care facilities accounted for 19%, 16%, and 13% of consolidated net revenues in 2001, 2000, and 1999, respectively.

  Revenue Recognition: Revenue and the related receivables for health care services are recorded in the accounting records on an accrual basis at the Company's established charges. The provision for contractual adjustments, which represents the difference between established charges and estimated third-party payor payments, is also recognized on an accrual basis and deducted from gross revenue to determine net revenues. Payment arrangements with third-party payors may include prospectively determined rates per discharge, a discount from established charges, per-diem payments and reimbursed costs. Estimates of contractual adjustments are reported in the period during which the services are provided and adjusted in future periods, as the actual amounts become known. Revenues recorded under cost-based reimbursement programs may be adjusted in future periods as a result of audits, reviews or investigations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Medicare and Medicaid net revenues represented 42%, 44% and 46% of net patient revenues for the years 2001, 2000 and 1999, respectively. In addition, approximately 37% in 2001, 35% in 2000 and 32% in 1999 of the Company's net patient revenues were generated from managed care companies, which include health maintenance organizations and preferred provider organizations.

  The Company establishes an allowance for doubtful accounts to reduce its receivables to their net realizable value. The allowances are estimated by management based on general factors such as payor mix, the agings of the receivables and historical collection experience. At December 31, 2001 and 2000, accounts receivable were recorded net of allowance for doubtful accounts of $61.1 million and $65.4 million, respectively.

  The Company provides care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net operating revenues or in provision for doubtful accounts.

  Concentration of Revenues: The three majority-owned facilities operating in the Las Vegas market contributed on a combined basis 16% of the Company's 2001 consolidated net revenues. The two facilities located in the McAllen/Edinburg, Texas market contributed, on a combined basis, 11% of the Company's 2001 consolidated net revenues.

  Property and Equipment: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. The Company removes the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. The Company capitalized $3.0 million and $453,000 of interest costs related to construction in progress in 2001 and 2000, respectively. No interest was capitalized in 1999.

  Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years).

  Other Assets: During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. The cash surrender value of the policies ($15.9 million at December 31, 2001 and $18.5 million at December 31, 2000) was recorded net of related loans ($15.8 million at December 31, 2001 and $18.4 million at December 31, 2000) and is included in other assets.

  Included in other assets at December 31, 2001 are $70 million of deposits on acquisitions, ownership effective January 1, 2002.

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

  Minority Interests Liabilities: As of December 31, 2001 and 2000, the $126.0 million and $120.8 million minority interests balance consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada, a 20% outside ownership interest in an acute care facility located in Washington, DC and a 20% outside ownership interest in an operating company that owns nine hospitals in France.

  Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

  The following table sets forth the computation of basic and diluted earnings per share, after $1.0 million after-tax extraordinary charge recorded in 2001, for the periods indicated:

                                                         Twelve Months Ended
                                                             December 31,
                                                       ------------------------
                                                         2001    2000    1999
                                                       -------- ------- -------
                                                        (in thousands, except
                                                           per share data)
Basic:
  Net income.......................................... $ 99,742 $93,362 $77,775
  Average shares outstanding..........................   59,874  60,220  62,834
                                                       -------- ------- -------
  Basic EPS........................................... $   1.67 $  1.55 $  1.24
                                                       ======== ======= =======
Diluted:
  Net income.......................................... $ 99,742 $93,362 $77,775
  Add discounted convertible debenture interest, net
   of income tax effect...............................    8,120   4,092     --
                                                       -------- ------- -------
    Totals............................................ $107,862 $97,454 $77,775
                                                       ======== ======= =======
  Average shares outstanding..........................   59,874  60,220  62,834
  Net effect of dilutive stock options and grants
   based on the treasury stock method.................      769   1,096   1,146
  Assumed conversion of discounted convertible
   debentures.........................................    6,577   3,504     --
                                                       -------- ------- -------
    Totals............................................   67,220  64,820  63,980
                                                       -------- ------- -------
  Diluted EPS ........................................ $   1.60 $  1.50 $  1.22
                                                       ======== ======= =======

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

  Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of $1.9 million in 2001, $2.7 million in 2000, and $2.6 million in 1999.

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

  The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. The Company's cash flow hedge at December 31, 2001 relates to the payment of variable interest on existing debt.

  Foreign Currency: One of the Company's subsidiaries operates in France, whose currency is denominated in French francs. The French subsidiary translates its assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. The gains or losses that result from this process are shown in accumulated other comprehensive income in the shareholders' equity section of the balance sheet.

  The revenue and expense accounts of the France subsidiary are translated into U.S. dollars at the average exchange rate that prevailed during the period. Therefore, the U.S. dollar value of these items on the income statement fluctuate from period to period, depending on the value of the dollar against foreign currencies.

  New Accounting Standards: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method and establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. The Company had no significant business combinations that occurred subsequent to this date. SFAS No. 142 requires the Company to cease amortizing goodwill that existed as of June 30, 2001. Recorded goodwill balances will be reviewed for impairment at least annually and written down if the carrying value of the goodwill balance exceeds its fair value.

  For goodwill recorded prior to June 30, 2001, the Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 as of January 1, 2002, and accordingly, goodwill will no longer be amortized after December 31, 2001. The Company will conduct an initial review of the goodwill balances for impairment within six months of adoption and annually thereafter. The Company's consolidated balance sheet at December 31, 2001 includes $373 million (net of $138 million of accumulated amortization expense) of goodwill recognized in connection with prior business combinations. In accordance with the provisions of these statements, the Company amortized this goodwill through the end of 2001, recognizing approximately $24.0 million of goodwill amortization expense for the year ended December 31, 2001. Amortization expense of other intangible assets for the year ended December 31, 2001 was $1.8 million. Total amortization expense for the years ended December 31, 2000 and 1999 was $21.6 million and $19.2 million, respectively.

  While the Company has not yet completed all of the valuation and other work necessary to adopt these accounting standards, management believes that, except for the impact of discontinuing the amortization of goodwill, they will not have a material effect on the Company's financial statements.

  In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective for years beginning after June 15, 2002, with earlier adoption permitted. Management does not believe that this Statement will have a material effect on the Company's financial statements.

  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Company will adopt this statement in 2002. Management does not believe that this Statement will have a material effect on the Company's financial statements.

2) ACQUISITIONS AND DIVESTITURES

  2001 -- During 2001, the Company spent $263 million to acquire the assets and operations of: (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico; (ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts; (iv) a 60-bed specialty heart hospital located in McAllen, Texas; (v) an 80% ownership interest in an operating company that owns nine hospitals located in France; (vi) two ambulatory surgery centers located in Nevada and Louisiana; (vii) a 150-bed acute care facility located in Lansdale, Pennsylvania (ownership effective January 1, 2002), and; (viii) a 117-bed acute care facility located in Lancaster, California (ownership effective January 1, 2002).

  The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

                                                                        Amount
                                                                        (000s)
                                                                       --------
   Working capital, net............................................... $  5,000
   Property, plant & equipment........................................   95,000
   Goodwill...........................................................   87,000
   Other assets.......................................................   92,000
   Debt...............................................................   (9,000)
   Other liabilities..................................................   (7,000)
                                                                       --------
     Total Cash Purchase Price........................................ $263,000
                                                                       ========

  Management has not completed their final purchase price allocations at December 31, 2001. However, Management does not believe it will differ significantly from the preliminary purchase price allocations at December 31, 2001. The increase of $9 million in other working capital accounts at acquired facilities from their date of acquisition through December 31, 2001 consisted of the following:

                                                                        Amount
                                                                        (000s)
                                                                        -------
   Accounts receivable................................................. $19,000
   Other working capital accounts......................................  (2,000)
   Other...............................................................  (8,000)
                                                                        -------
     Total working capital changes..................................... $ 9,000
                                                                        =======

  Assuming the acquisitions effective in 2001 had been completed as of January 1, 2001, the effect on the December 31, 2001 unaudited pro forma net revenues, net income and basic and diluted earnings per share would have been immaterial, as the majority of the acquisitions occurred early in 2001.

  2000 -- During 2000, the Company spent $141 million to acquire the assets and operations of: (i) a 277-bed acute care facility located in Enid, Oklahoma; (ii) 12 behavioral health care facilities located in Pennsylvania, Delaware, Georgia, Kentucky, South Carolina, Tennessee, Mississippi, Utah and Texas; (iii) a 77-bed acute care facility located in Eagle Pass, Texas, and;
(iv) the operations of a behavioral health care facility in Texas. In connection with the acquisition of the facility in Eagle Pass, Texas, the Company agreed to construct a new 100-bed facility scheduled to be completed and opened by the fourth quarter of 2006.

  The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

                                                                        Amount
                                                                        (000s)
                                                                       --------
   Working capital, net............................................... $  5,000
   Property, plant & equipment........................................   77,000
   Goodwill...........................................................   58,000
   Other assets.......................................................    1,000
                                                                       --------
     Total Cash Purchase Price........................................ $141,000
                                                                       ========

  The increases of $24.2 million in other working capital accounts at acquired facilities from their date of acquisition through December 31, 2000 consisted of the following:

                                                                        Amount
                                                                        (000s)
                                                                        -------
   Accounts receivable................................................. $36,800
   Other working capital accounts......................................  (7,700)
   Other...............................................................  (4,900)
                                                                        -------
     Total working capital changes..................................... $24,200
                                                                        =======

  Assuming the above mentioned 2000 acquisitions had been completed as of January 1, 2000, the unaudited pro forma net revenues and net income for the year ended December 31, 2000 would have been approximately $2.4 billion and $100.4 million, respectively and the unaudited pro forma basic and diluted earnings per share would have been $1.67 and $1.62, respectively. Assuming the 2000 acquisitions had been completed as of January 1, 1999, the unaudited pro forma net revenues and net income for the year ended December 31, 1999 would have been approximately $2.3 billion and $90.1 million, respectively, and the unaudited pro forma basic and diluted earnings per share would have been $1.44 and $1.41, respectively.

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

  1999 -- During 1999, the Company spent $27 million to acquire the assets and operations of three behavioral health care facilities located in Illinois, Indiana and New Jersey. Also during 1999, the Company exchanged the operations and assets of a 147-bed acute care facility located in Victoria, Texas for the assets and operations of a 117-bed acute care facility located in Laredo, Texas. No gain or loss resulted from this exchange transaction since the fair value of assets acquired was equal to the book value of assets surrendered. In connection with this transaction, the Company also spent $5 million to purchase additional land in Laredo, Texas on which it is constructing a replacement hospital which was completed and opened during the third quarter of 2001.

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

                                                                        Amount
                                                                        (000s)
                                                                        -------
   Working capital, net................................................ $11,000
   Property, plant & equipment.........................................   6,000
   Goodwill............................................................  15,000
                                                                        -------
     Total Cash Purchase Price......................................... $32,000
                                                                        =======

  Assuming the acquisitions of the three behavioral health care facilities occurred on January 1, 1999, the effect on the December 31, 1999 unaudited pro forma net revenues, net income and basic and diluted earnings per share would have been immaterial.

3) FINANCIAL INSTRUMENTS

  Fair Value Hedges: Upon the January 1, 2001 adoption of SFAS No. 133 the Company recorded an increase of $3.3 million in other assets to recognize at fair value its derivative that is designated as a fair-value hedging instrument and $3.3 million of long term debt to recognize the difference between the carrying value and fair value of the related hedged liability. During the third quarter of 2001, the counter-party to this fair-value interest rate swap with a notional principal amount of $135 million, elected to terminate the interest rate swap. This swap was a designated fair value hedge to the Company's $135 million 8.75% senior notes (the "Senior Notes") that were redeemed in October, 2001. The termination resulted in a net payment to the Company of approximately $3.8 million. Upon the termination of the fair value hedge, the Company ceased adjusting the fair value of the debt. The effective interest method was used to amortize the resulting difference between the fair value at termination and the face value of the debt through the maturity date of the Senior Notes. In connection with the redemption of the Senior Notes, the Company recorded a pre-tax net loss on debt extinguishment of $1.6 million during the fourth quarter of 2001.

  In November 2001, the Company entered into two floating rate swaps having a notional principal amount of $60 million in which the company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2001, the average floating rate of the $60 million of interest rate swaps was 3.43%. At December 31, 2001, the Company recorded an increase of $1.5 million in other non-current liabilities to recognize the fair value of these swaps and a $1.5 million decrease of long term debt to recognize the difference between the carrying value and fair value of the related hedged liability.

  Cash Flow Hedges: Upon the January 1, 2001 adoption of SFAS No. 133, the Company recorded a pre-tax cumulative effect of an accounting change of approximately $7.6 million in other comprehensive loss ($4.8 million after-tax), recorded during the quarter ended March 31, 2001, to recognize at fair value all derivatives that are designated as cash flow hedging instruments. To recognize the change in fair value during the year the Company recorded, in OCI, a pre-tax charge of $2.2 million ($1.5 million after-tax). The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. Assuming market interest rates remain unchanged from December 31, 2001, it is expected that $5.7 million of pre-tax net losses in accumulated OCI will be reclassified into earnings within the next twelve months. The Company also recorded an after-tax charge of approximately $200,000 during the year to recognize the ineffective portion of the cash flow hedging instruments. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August 2005.

  The Company had a fixed rate swap having a notional principal amount of $135 million whereby the Company pays a fixed rate of 6.76% and receives a floating rate from the counter-party. During 2001, the notional amount of this swap was reduced to $125 million. The Company had two interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million with a maturity date of August, 2005. The average fixed rate on the $75 million of interest rate swaps, including the Company's borrowing spread of .35%, was 7.05%. The total cost of all swaps terminated in 2001 was $7.4 million. This amount was reclassified from accumulated other comprehensive loss due to the probability of the original forecasted interest payments not occurring.

  As of December 31, 2001, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of December 31, 2001, the floating rate of the $125 million of interest rate swaps was 2.01%.

  Foreign Currency Risk: In connection with the Company's first quarter of 2001 purchase of a 80% ownership interest in an operating company that owns hospitals in France, the Company extended an intercompany loan denominated in francs. During the first quarter of 2001, the Company recorded a $1.3 million pre-tax loss ($800,000 after-tax), resulting from foreign exchange fluctuations related to this intercompany loan. During the second quarter of 2001, the Company entered into certain forward exchange contracts to hedge the exposure associated with foreign currency fluctuations on the intercompany loan. These contracts are not designated as hedging instruments and changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the intercompany loan. The effect of the change in fair value of the contract for the year ended December 31, 2001 was a loss of $200,000 which offset a $200,000 exchange gain on the intercompany loan.

4) LONG-TERM DEBT

  A summary of long-term debt follows:

                                                                December 31
                                                             -----------------
                                                               2001     2000
                                                             -------- --------
                                                                  (000s)
   Long-term debt:
     Notes payable and Mortgages payable (including
      obligations under capitalized leases of $11,919 in
      2001 and $2,821 in 2000) with varying maturities
      through 2006; weighted average interest at 6.8% in
      2001 and 7.9% in 2000 (see Note 7 regarding
      capitalized leases)..................................  $ 18,061 $  2,869
     Revolving credit and demand notes.....................   121,000   37,955
     Commercial paper......................................   100,000  100,000
     Revenue bonds:
       Interest at floating rates ranging from 1.6% to 1.8%
        at
        December 31, 2001 with varying maturities through
        2015...............................................    18,200   18,200
     8.75% Senior Notes due 2005, net of the unamortized
      discount of
      $510 in 2000.........................................       --   134,490
     5.00% Convertible Debentures due 2020, net of the
      unamortized
      discount of $321,430 in 2001 and $331,753 in 2000....   265,562  255,239
     6.75% Senior Notes due 2011, net of the unamortized
      discount of
      $102, and FMV debt adjustment of $1,455 in 2001......   198,443      --
                                                             -------- --------
                                                              721,266  548,753
   Less-Amounts due within one year........................     2,436      689
                                                             -------- --------
                                                             $718,830 $548,064
                                                             ======== ========

  During 2001, the Company issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the "Notes"). The interest on the Notes is paid semiannually on May 15 and November 15 of each year. The Notes can be redeemed in whole at any time and in part from time to time. The Company also fully redeemed $135 million of Senior Notes, at par, which had an 8.75% coupon rate and which were scheduled to mature on August 15, 2005. In connection with the redemption of the Senior Notes, the Company recorded a pre-tax net loss on debt extinguishment of $1.6 million during the fourth quarter of 2001.

  Also during 2001, the Company entered into a new $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $40 million was available at December 31, 2001. The interest rate on borrowings is determined at the Company's option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. At December 31, 2001, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At December 31, 2001, the Company had $269 million of unused borrowing capacity available under the revolving credit agreement.

  The Company also has a $100 million commercial paper credit facility. A large portion of the Company's acute care patient accounts receivable are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company's revolving credit agreement are classified as long-term. As of December 31, 2001, the Company had no unused borrowing capacity under the terms of the commercial paper facility.

  The Company issued discounted convertible debentures in 2000 which are due in 2020 (the "Debentures"). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures' yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 5.6024 shares of the Company's common stock per $1,000 of Debentures, however, the Company has the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

  The average amounts outstanding during 2001, 2000, and 1999 under the revolving credit and demand notes and commercial paper program were $220.0 million, $170.0 million and $246.1 million, respectively, with corresponding effective interest rates of 5.1%, 7.4% and 6.2% including commitment and facility fees. The maximum amounts outstanding at any month-end were, $343.9 million in 2001, $270.9 million in 2000 and $263.9 million in 1999.

  The effective interest rate on the Company's revolving credit, demand notes and commercial paper program, including the interest rate swap expense and income incurred on existing and now expired interest rate swaps, was 6.4%, 7.1% and 6.2% during 2001, 2000 and 1999, respectively. Additional interest (expense)/income recorded as a result of the Company's hedging activity was ($2,730,000) in 2001, $414,000 in 2000 and ($202,000) in 1999. The Company is
exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreements. All of the counter-parties are creditworthy financial institutions rated AA or better by Moody's Investor Service and the Company does not anticipate non-performance. The estimated fair value of the cost to the Company to terminate the interest rate swap obligations at December 31, 2001 and 2000 was approximately $11.7 million and $4.3 million, respectively.

  Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 2001.

  The fair value of the Company's long-term debt at December 31, 2001 and 2000 was approximately $751.5 million and $693.3 million, respectively.

  Aggregate maturities follow:

                                                                       (000s)
                                                                     ----------
     2002........................................................... $    2,436
     2003...........................................................      3,055
     2004...........................................................      1,951
     2005...........................................................      1,894
     2006...........................................................    222,525
     Later..........................................................    810,835
                                                                     ----------
       Total........................................................ $1,042,696
     Less: Discount on Convertible Debentures.......................   (321,430)
                                                                     ----------
       Net total.................................................... $  721,266
                                                                     ==========

5) COMMON STOCK

  In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All classes of common stock participated on a pro rata basis and all references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

  During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to twelve million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 4,056,758 shares at an average purchase price of $17.55 per share ($71.2 million in the aggregate) during 1999, 2,408,000 shares at an average purchase price of $14.95 per share ($36.0 million in the aggregate) during 2000 and 178,057 shares at an average purchase price of $43.33 per share ($7.7 million in the aggregate) during 2001. Since inception of the stock purchase program in 1998 through December 31, 2001, the Company purchased a total of 7,803,815 shares at an average purchase price of $17.91 per share ($139.8 million in the aggregate).

  At December 31, 2001, 15,008,672 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, for issuance upon conversion of the Company's discounted Convertible Debentures and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

  SFAS No. 123 requires the Company to disclose pro-forma net income and pro-forma earnings per share as if compensation expense were recognized for options granted beginning in 1995. Using this approach, the Company's net earnings and earnings per share would have been the pro forma amounts indicated as follows:

                                                         Year Ended December 31
                                                         -----------------------
                                                          2001    2000    1999
                                                         ------- ------- -------
                                                         (000s, except per share
                                                                amounts)
   Net Income:
     As Reported........................................ $99,742 $93,362 $77,775
     Pro Forma.......................................... $91,442 $90,199 $75,298
   Earnings Per Share:
     As Reported:
       Basic............................................ $  1.67 $  1.55 $  1.24
       Diluted.......................................... $  1.60 $  1.50 $  1.22
     Pro Forma:
       Basic............................................ $  1.53 $  1.50 $  1.20
       Diluted.......................................... $  1.48 $  1.45 $  1.17

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the twelve option grants that occurred during 2001, 2000 and 1999:

   Year Ended December 31                                 2001    2000    1999
   ----------------------                                ------- ------- -------
   Volatility........................................... 21%-49% 21%-44% 21%-38%
   Interest rate........................................   4%-6%   5%-7%   5%-6%
   Expected life (years)................................    3.8     3.7     4.3
   Forfeiture rate......................................      7%      1%      3%

  Stock-based compensation costs on a pro forma basis would have reduced pretax income by $13.0 million ($8.3 million after tax) in 2001, $5.1 million ($3.2 million after tax) in 2000 and $4.0 million ($2.5 million after tax) in 1999.

  Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans.

  Information with respect to these options is summarized as follows:

                                                          Average
                                              Number of   Option      Range
   Outstanding Options                          Shares     Price    (High-Low)
   -------------------                        ----------  ------- -------------
   Balance, January 1, 1999..................  3,185,124  $14.30  $28.28-$ 4.90
     Granted.................................  1,282,660  $16.25  $25.56-$11.85
     Exercised...............................   (935,174) $ 5.76  $20.63-$ 4.90
     Cancelled...............................   (127,700) $20.70  $26.00-$ 8.28
  -----------------------------------------------------------------------------
   Balance, January 1, 2000..................  3,404,910  $17.14  $28.28-$ 7.32
     Granted.................................    529,000  $23.05  $33.72-$22.28
     Exercised............................... (1,455,740) $13.81  $28.28-$ 7.32
     Cancelled...............................    (94,126) $21.54  $28.28-$11.85
  -----------------------------------------------------------------------------
   Balance, January 1, 2001..................  2,384,044  $20.32  $33.72-$11.85
     Granted.................................  2,051,200  $42.23  $42.65-$37.82
     Exercised...............................   (318,525) $21.38  $33.72-$11.85
     Cancelled...............................   (298,750) $31.35  $42.41-$11.85
  -----------------------------------------------------------------------------
   Balance, December 31, 2001................  3,817,969  $31.14  $42.65-$11.85
  -----------------------------------------------------------------------------

  Outstanding Options at December 31, 2001:

                         Average Option         Range
     Number of Shares        Price            (High-Low)      Contractual Life
     ----------------    --------------   -----------------   ----------------
        1,883,269           $20.2768      $28.2813-$11.8438         2.3
        1,934,700           $33.8594      $42.6500-$33.7188         4.1
        ---------
        3,817,969
        =========

  All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 2001 have an average remaining contractual life of 3.2 years. At December 31, 2001, options for 2,301,114 shares were available for grant. At December 31, 2001, options for 830,814 shares of Class B Common Stock with an aggregate purchase price of $17.0 million (average of $20.44 per share) were exercisable. In connection with the stock option plan, the Company provides the optionee with a three year loan to cover the tax liability incurred upon exercise of the options. The loan is forgiven on the maturity date if the optionee is employed by the Company on that date. The
Company recorded compensation expense over the service period and recognized compensation expense of $11.6 million in 2001, $6.5 million in 2000 and $7.6 million in 1999 in connection with this loan program.

  In addition to the stock option plan the Company has the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Ownership Plan whereby eligible employees may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iii) a Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (iv) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The Company has reserved 4.5 million shares of Class B Common Stock for issuance under these various plans and has issued 2.3 million shares pursuant to the terms of these plans as of December 31, 2001, of which 3,542, 54,076 and 115,360 became fully vested during 2001, 2000 and 1999, respectively. Compensation expense of $1.0 million in 2001, $300,000 in 2000 and $1.1million in 1999 was recognized in connection with these plans.

6) INCOME TAXES

  Components of income tax expense are as follows:

                                                       Year Ended December 31
                                                      -------------------------
                                                        2001     2000    1999
                                                      --------  ------- -------
                                                               (000s)
     Currently payable
       Federal and foreign........................... $ 66,122  $35,506 $48,558
       State.........................................    5,851    3,217   4,449
                                                      --------  ------- -------
                                                        71,973   38,723  53,007
     Deferred
       Federal.......................................  (13,622)  12,884  (7,350)
       State.........................................   (1,204)   1,139    (649)
                                                      --------  ------- -------
                                                       (14,826)  14,023  (7,999)
                                                      --------  ------- -------
         Total....................................... $ 57,147  $52,746 $45,008
                                                      ========  ======= =======

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

                                                               Year Ended
                                                               December 31
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                                 (000s)
   Self-insurance reserves................................. $ 40,730  $ 26,475
   Doubtful accounts and other reserves....................  (11,063)   (9,393)
   State income taxes......................................      321      (712)
   Other deferred tax assets...............................   23,141    21,057
   Depreciable and amortizable assets......................  (56,741)  (55,865)
                                                            --------  --------
     Total deferred taxes.................................. $ (3,612) $(18,438)
                                                            ========  ========

  A reconciliation between the federal statutory rate and the effective tax rate is as follows:

                                                                 Year Ended
                                                                December 31
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
   Federal statutory rate..................................... 35.0% 35.0% 35.0%
   Deductible depreciation, amortization and other............ (0.7) (0.8) (0.2)
   State taxes, net of federal income tax benefit.............  1.9   1.9   1.9
                                                               ----  ----  ----
     Effective tax rate....................................... 36.2% 36.1% 36.7%
                                                               ====  ====  ====

  The net deferred tax assets and liabilities are comprised as follows:

                                                               Year Ended
                                                               December 31
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                                 (000s)
   Current deferred taxes
     Assets................................................ $ 36,290  $ 27,114
     Liabilities...........................................  (11,063)   (9,171)
                                                            --------  --------
       Total deferred taxes-current........................   25,227    17,943
   Noncurrent deferred taxes
     Assets................................................   27,902    20,418
     Liabilities...........................................  (56,741)  (56,799)
                                                            --------  --------
       Total deferred taxes-noncurrent.....................  (28,839)  (36,381)
                                                            --------  --------
   Total deferred taxes.................................... $ (3,612) $(18,438)
                                                            ========  ========

  The assets and liabilities classified as current relate primarily to the allowance for uncollectible accounts and the current portion of the temporary differences related to self-insurance reserves. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all the deferred tax assets will be realized. Accordingly, the Company has not provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward period are reduced.

7) LEASE COMMITMENTS

  Certain of the Company's hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2006 (See Note 9). Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value.

  A summary of property under capital lease follows:

                                                                Year Ended
                                                                December 31
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                                  (000s)
   Land, buildings and equipment............................ $ 31,902  $ 25,563
   Less: accumulated amortization...........................  (23,140)  (22,994)
                                                             --------  --------
                                                             $  8,762  $  2,569
                                                             ========  ========

  Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2001, are as follows:

                                                               Capital Operating
   Year                                                        Leases   Leases
   ----                                                        ------- ---------
                                                                    (000s)
   2002....................................................... $ 2,996 $ 30,926
   2003.......................................................   3,100   26,508
   2004.......................................................   2,255   22,896
   2005.......................................................   2,055   16,502
   2006.......................................................   1,613   13,622
   Later Years................................................   1,503    5,912
                                                               ------- --------
     Total minimum rental..................................... $13,522 $116,366
                                                                       ========
   Less: Amount representing interest.........................   1,603
                                                               -------
   Present value of minimum rental commitments................  11,919
   Less: Current portion of capital lease obligations.........   2,443
                                                               -------
   Long-term portion of capital lease obligations............. $ 9,476
                                                               =======

  Capital lease obligations of $10.6 million in 2001, $1.9 million in 2000 and $1.1 million in 1999 were incurred when the Company entered into capital leases for new equipment.

8) COMMITMENTS AND CONTINGENCIES

  For the period from January 1, 1998 through December 31, 2001, most of the Company's subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company. The policies provided for a self-insured retention limit for professional and general liability claims for the Company's subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintained excess coverage up to $100 million with other major insurance carriers.

  In February of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO's liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company's liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO's estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next eight years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company's ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company's future results of operations.

  Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. The Company's subsidiaries have also assumed a greater portion of the hospital professional and general liability risk for its facilities. Effective January 1, 2002, most of the Company's subsidiaries are self-insured for malpractice exposure up to $25 million per occurrence. The Company purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.

  As of December 31, 2001 and 2000, the reserve for professional and general liability claims was $104.1 million and $57.9 million, respectively, of which $26.0 million and $9.0 million in 2001 and 2000, respectively, is included in other current liabilities. Self-insurance reserves are based upon actuarially determined estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs as well as changes in actual experience could cause these estimates to change in the near term.

  The Company has financial guarantees totaling $57.4 million consisting of:
(i) a $40 million surety bond related to the Company's 1997 acquisition of an 80% interest in the George Washington University Hospital; (ii) $11.5 million related to the Company's self insurance programs; (iii) $4.7 million as support for a loan guarantee for an unaffiliated party, and; (iv) $1.2 million as support for various debt instruments.

  The Company entered into a long-term contract with a third party, that expires in 2007, to provide certain data processing services for its acute care and behavioral health facilities.

  During 1999, the Company decided to close and divest one of its specialized women's health centers and as a result, the Company recorded a $5.3 million charge to reduce the carrying value of the facility to its estimated realizable value of approximately $9 million, based on an independent appraisal. A jury verdict unfavorable to the Company was rendered during the fourth quarter of 2000 with respect to litigation regarding the closing of this facility. Accordingly, during the fourth quarter of 2000, the Company recognized a charge of $7.7 million to reflect the amount of the jury verdict and a reserve for future legal costs and in February of 2001, this unprofitable facility was closed. During 2001, an appellate court issued an opinion affirming the jury verdict and during the first quarter of 2002, the Company filed a petition for review by the state supreme court. In addition, various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's consolidated financial position or results of operations.

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

  The Health Insurance Portability and Accountability Act (HIPAA) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Generally, organizations are required to be in compliance with certain HIPAA provisions beginning in October, 2002. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company is in the process of implementation of the necessary changes required pursuant to the terms of HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company's financial condition or results of operations.

9) RELATED PARTY TRANSACTIONS

  At December 31, 2001, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). The Company serves as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, the Company conducts the Trust's day to day affairs, provides administrative services and presents investment opportunities. In addition, certain officers and directors of the Company are also shareholders, officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $1.3 million for the year ended December 31, 2001, $1.2 million for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.0 million at both December 31, 2001 and 2000 and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $18.0 million at December 31, 2001 and $15.1 million at December 31, 2000.

  As of December 31, 2001, the Company leased six hospital facilities from the Trust with terms expiring in 2003 through 2006. These leases contain up to five 5-year renewal options. During 2001, the Company exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in 2001. The lease on this facility was renewed at the same lease rate and term as the initial lease. Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $16.5 million in 2001, $17.1 million in 2000, and $16.6 million in 1999. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. The Company received an advisory fee from the Trust of $1.3 million in both 2001 and 2000 and $1.2 million in 1999 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

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

  A member of the Company's Board of Directors and member of the Board's Compensation Committee is Of Counsel to the law firm used by the Company as its principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to the Company's Chief Executive Officer. Another member of the Company's Board of Directors and member of the Board's Compensation Committee is Senior Vice Chairman and Managing Director of Corporate Finance in the Americas of the investment banking firm used by the Company as one of its Initial Purchasers for the Convertible Debentures issued in 2000.

10) PENSION PLAN

  The Company maintains contributory and non-contributory retirement plans for eligible employees. The Company's contributions to the contributory plan amounted to $6.2 million, $4.7 million, and $4.2 million in 2001, 2000 and 1999, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company's subsidiaries. The benefits are based on years of service and the employee's highest compensation for any five years of employment. The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

  The following table shows reconciliations of the defined benefit pension plan for the Company as of December 31, 2001 and 2000:

                                                                   (000s)
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
Change in benefit obligation:
  Benefit obligation at beginning of year..................... $49,754  $46,455
  Service cost................................................     923      921
  Interest cost...............................................   3,667    3,428
  Benefits paid...............................................  (1,810)  (1,589)
  Actuarial loss..............................................   1,566      539
                                                               -------  -------
  Benefit obligation at end of year........................... $54,100  $49,754
Change in plan assets:
  Fair value of plan assets at beginning of year.............. $53,329  $52,967
  Actual return on plan assets................................    (873)   2,123
  Benefits paid...............................................  (1,810)  (1,589)
  Administrative expenses.....................................    (190)    (171)
                                                               -------  -------
  Fair value of plan assets at end of year.................... $50,456  $53,330
                                                               -------  -------
  Funded status of the plan................................... $(3,644) $ 3,576
  Unrecognized actuarial loss/(gain)..........................   2,607   (4,745)
                                                               -------  -------
  Net amount recognized.......................................  (1,037)  (1,169)
  Total amounts recognized in the balance sheet consist of:
  Accrued benefit liability................................... $(1,037) $(1,169)
Weighted average assumptions as of December 31
  Discount rate...............................................    7.25%    7.50%
  Expected long-term rate of return on plan assets............    9.00%    9.00%
  Rate of compensation increase...............................    4.00%    4.00%

                                                             (000s)
                                                     -------------------------
                                                      2001     2000     1999
                                                     -------  -------  -------
Components of net periodic benefit cost
  Service cost...................................... $   923  $   921  $ 1,041
  Interest cost.....................................   3,667    3,428    3,280
  Expected return on plan assets....................  (4,723)  (4,700)  (4,530)
  Recognized actuarial gain.........................     --      (413)     --
                                                     -------  -------  -------
  Net periodic benefit.............................. $  (133) $  (764) $  (209)
                                                     =======  =======  =======

  The fair value of plan assets exceeded the accumulated benefit obligations of the plan, as of December 31, 2001 and 2000, respectively.

11) SEGMENT REPORTING

  The Company's reportable operating segments consist of acute care services and behavioral health care services. The "Other" segment column below includes centralized services including information services, pur-chasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results of the Company's other operating entities including outpatient surgery and radiation centers and an 80% ownership interest in an operating company that owns nine hospitals located in France. The chief operating decision making group for the Company's acute care services and behavioral health care services located in the U.S. and Puerto Rico is comprised of the Company's President and Chief Executive Officer, and the lead executives of each of the Company's two primary operating segments. The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The acute care and behavioral health services' operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

                                          (Dollar amounts in thousands)
                                   --------------------------------------------
                                              Behavioral
                                   Acute Care   Health                Total
                2001                Services   Services   Other    Consolidated
                ----               ---------- ---------- --------  ------------
   Gross inpatient revenues....... $4,032,623  $908,424  $ 53,725   $4,994,772
   Gross outpatient revenues...... $1,432,232  $143,907  $145,398   $1,721,537
   Total net revenues............. $2,182,052  $538,443  $119,996   $2,840,491
   Operating income(a)............ $  389,179  $102,502  $(49,760)  $  441,921
   Total assets................... $1,488,979  $274,013  $351,592   $2,114,584
   Licensed beds..................      5,514     3,732       720        9,966
   Available beds.................      4,631     3,588       720        8,939
   Patient days...................  1,123,264   950,236   205,345    2,278,845
   Admissions.....................    237,802    78,688    47,420      363,910
   Average length of stay.........        4.7      12.1       4.3          6.3
                                          (Dollar amounts in thousands)
                                   --------------------------------------------
                                              Behavioral
                                   Acute Care   Health                Total
                2000                Services   Services   Other    Consolidated
                ----               ---------- ---------- --------  ------------
   Gross inpatient revenues....... $3,152,132  $584,030  $ 21,071   $3,757,233
   Gross outpatient revenues...... $1,104,264  $103,015  $116,765   $1,324,044
   Total net revenues............. $1,816,353  $356,340  $ 69,751   $2,242,444
   Operating income(a)............ $  337,580  $ 64,960  $(43,215)  $  359,325
   Total assets................... $1,346,150  $267,427  $128,800   $1,742,377
   Licensed beds..................      4,980     2,612       --         7,592
   Available beds.................      4,220     2,552       --         6,772
   Patient days...................  1,017,646   608,423       --     1,626,069
   Admissions.....................    214,771    49,971       --       264,742
   Average length of stay.........        4.7      12.2       --           6.1

                                          (Dollar amounts in thousands)
                                   --------------------------------------------
                                              Behavioral
                                   Acute Care   Health                Total
                1999                Services   Services   Other    Consolidated
                ----               ---------- ---------- --------  ------------
   Gross inpatient revenues....... $2,766,295  $414,468  $ 26,675   $3,207,438
   Gross outpatient revenues...... $  960,338  $ 97,056  $108,502   $1,165,896
   Total net revenues............. $1,691,329  $270,638  $ 80,413   $2,042,380
   Operating income(a)............ $  310,445  $ 44,866  $(36,743)  $  318,568
   Total assets................... $1,233,652  $154,792  $109,529   $1,497,973
   Licensed beds..................      4,806     1,976       --         6,782
   Available beds.................      4,099     1,961       --         6,060
   Patient days...................    963,842   444,632       --     1,408,474
   Admissions.....................    204,538    37,810       --       242,348
   Average length of stay.........        4.7      11.8       --           5.8

--------
(a) Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supply expense and provision for doubtful accounts.

  Below is a reconciliation of consolidated operating income to consolidated net income before income taxes and extraordinary charge:

                                                       (amount in thousands)
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
   Consolidated operating income...................  $441,921 $359,325 $318,568
   Less: Depreciation & amortization...............   127,523  112,809  108,333
     Lease & rental expense........................    53,945   49,039   49,029
     Interest expense, net.........................    36,176   29,941   26,872
     Provision for insurance settlements...........    40,000      --       --
     Facility closure costs........................       --     7,747    5,300
     Minority interests in earnings of consolidated
      entities.....................................    17,518   13,681    6,251
     Losses on foreign exchange and derivative
      transactions.................................     8,862      --       --
                                                     -------- -------- --------
   Consolidated income before income taxes and
    extraordinary charge...........................  $157,897 $146,108 $122,783
                                                     ======== ======== ========

12) QUARTERLY RESULTS

  The following tables summarize the Company's quarterly financial data for the two years ended December 31, 2001:

                                            (000s, except per share amounts)
                                           -----------------------------------
                                            First    Second   Third    Fourth
                    2001                   Quarter  Quarter  Quarter  Quarter
                    ----                   -------- -------- -------- --------
   Net revenues........................... $676,949 $718,596 $720,784 $724,162
   Income before income taxes and
    extraordinary charge.................. $ 56,923 $ 50,888 $ 47,519 $  2,567
   Net income............................. $ 36,171 $ 32,390 $ 30,254 $    927
   Earnings per share after extraordinary
    charge--basic......................... $   0.60 $   0.54 $   0.50 $   0.02
   Earnings per share after extraordinary
    charge--diluted....................... $   0.57 $   0.51 $   0.48 $   0.02

  Net revenues in 2001 include $32.6 million of additional revenues received from special Medicaid reimbursement programs in Texas and South Carolina. Of this amount, $6.4 million was recorded in the first quarter, $9.1 million in the second quarter, $8.8 million in the third quarter and $8.3 million in the fourth quarter. These amounts were recorded in periods that the Company met all of the requirements to be entitled to these reimbursements. Failure to renew these programs, which are scheduled to terminate in the third quarter of 2002, or reductions in reimbursements, could have a material adverse effect on the Company's future results of operations. Included in the Company's results for the fourth quarter of 2001 are the following charges: (i) a $40.0 million pre-tax charge ($.38 per diluted share after-tax) to reserve for malpractice expenses that may result from the liquidation of the Company's third party malpractice insurance company (PHICO); (ii) a $7.4 million pre-tax charge ($.07 per diluted share after-tax) resulting from the early termination of interest rate swaps, and; (iii) a $1.6 million pre-tax charge ($.01 per diluted share after-tax) from the early extinguishment of debt.

                                            (000s, except per share amounts)
                                           -----------------------------------
                                            First    Second   Third    Fourth
                    2000                   Quarter  Quarter  Quarter  Quarter
                    ----                   -------- -------- -------- --------
   Net revenues........................... $541,004 $524,828 $561,790 $614,822
   Income before income taxes and
    extraordinary charge.................. $ 44,248 $ 36,423 $ 35,172 $ 30,265
   Net income............................. $ 28,629 $ 23,309 $ 22,335 $ 19,089
   Earnings per share after extraordinary
    charge--basic......................... $   0.47 $   0.39 $   0.37 $   0.32
   Earnings per share after extraordinary
    charge--diluted....................... $   0.46 $   0.38 $   0.36 $   0.31

  Net revenues in 2000 include $28.9 million of additional revenues received from special Medicaid reimbursement programs in Texas and South Carolina. Of this amount, $7.7 million was recorded in each of the first and second quarters, $7.6 million in the third quarter and $5.9 million in the fourth quarter. These amounts were recorded in periods that the Company met all of the requirements to be entitled to these reimbursements. During the fourth quarter of 2000, the Company recognized a non-recurring charge of $7.7 million ($.08 per diluted share after-tax) to reflect an unfavorable jury verdict and remaining legal costs incurred in connection with the closure of an unprofitable women's health center.

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                                    ------------------------
                         Balance at Charges to               Write-Off of   Balance
                         Beginning  Costs and  Acquisitions  Uncollectible  at End
      Description        of Period   Expenses  of Businesses   Accounts    of Period
      -----------        ---------- ---------- ------------- ------------- ---------
                                                   (000s)
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS RECEIVABLE:
  Year ended December
   31, 2001.............  $65,358    $240,025     $  857       $(245,132)   $61,108
                          =======    ========     ======       =========    =======
  Year ended December
   31, 2000.............  $55,686    $192,625     $6,651       $(189,604)   $65,358
                          =======    ========     ======       =========    =======
  Year ended December
   31, 1999.............  $60,480    $166,139     $8,956       $(179,889)   $55,686
                          =======    ========     ======       =========    =======