Form 10-Q
period 2002-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2002-05-13
CIK 352915

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from .......to.......
                         Commission file number 1-10765

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2002:

                                    Class A     3,848,886
                                    Class B    55,657,873
                                    Class C       387,848
                                    Class D        38,453

================================================================================
                               Page 1 of 21 pages

                         UNIVERSAL HEALTH SERVICES, INC.
                         -------------------------------

                                    I N D E X
                                    ---------

PART I.  FINANCIAL INFORMATION ...............................................        PAGE NO.
                                                                                      --------
Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three Months Ended March 31, 2002 and 2001 .............................               3

   Condensed Consolidated Balance Sheets - March 31, 2002
      and December 31, 2001 ..................................................               4

   Condensed Consolidated Statements of Cash Flows
      Three Months Ended March 31, 2002 and 2001 .............................               5

   Notes to Condensed Consolidated Financial Statements ......................    6 through 11

Item 2.  Management's Discussion and Analysis of
     Operations and Financial Condition ......................................   12 through 19

PART II.  OTHER INFORMATION ..................................................              20

SIGNATURE ....................................................................              21

                               Page 2 of 21 Pages

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                     (000s omitted except per share amounts)
                     ---------------------------------------
                                   (unaudited)

                                                                                                      Three Months
                                                                                                     Ended March 31,
                                                                                           ------------------------------------
                                                                                               2002                  2001
                                                                                           ------------------------------------
Net revenues                                                                               $     804,371        $      676,949

Operating charges:
     Salaries, wages and benefits                                                                319,707               268,282
     Other operating expenses                                                                    191,896               150,906
     Supplies expense                                                                            103,508                89,368
     Provision for doubtful accounts                                                              57,894                55,227
     Depreciation and amortization                                                                29,408                29,795
     Lease and rental expense                                                                     15,190                12,640
     Interest expense, net                                                                         8,964                 8,456
                                                                                           --------------       ---------------
                                                                                                 726,567               614,674
                                                                                           --------------       ---------------
Income before minority interests, effect of foreign
 exchange and derivative transactions and income taxes                                            77,804                62,275
Minority interests in earnings of consolidated entities                                            5,873                 3,925
(Gains) Losses on foreign exchange and derivative transactions                                      (234)                1,427
                                                                                           --------------       ---------------

Income before income taxes                                                                        72,165                56,923
Provision for income taxes                                                                        26,492                20,752
                                                                                           --------------       ---------------

Net income                                                                                 $      45,673        $       36,171
                                                                                           ==============       ===============

Earnings per common share - basic                                                          $        0.76        $         0.60
                                                                                           ==============       ===============

Earnings per common share - diluted                                                        $        0.71        $         0.57
                                                                                           ==============       ===============

Weighted average number of common shares - basic                                                  59,862                59,828
Weighted average number of common share equivalents                                                7,186                 7,320
                                                                                           --------------       ---------------
Weighted average number of common shares and equivalents - diluted                                67,048                67,148
                                                                                           ==============       ===============

    See accompanying notes to these condensed consolidated financial statements.

                               Page 3 of 21 Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                            (000s omitted, unaudited)
                            -------------------------

                                                                                   March 31,      December 31,
                                                                                   ---------      ------------
                                                                                      2002            2001
                                                                                      ----            ----
                       Assets
                       ------
Current assets:
    Cash and cash equivalents                                                   $     16,382      $     22,848
    Accounts receivable, net                                                         481,931           418,083
    Supplies                                                                          57,654            54,764
    Deferred income taxes                                                             26,501            25,227
    Other current assets                                                              35,657            27,340
                                                                                ------------      ------------
          Total current assets                                                       618,125           548,262
                                                                                ------------      ------------

Property and equipment                                                             1,719,957         1,625,807
Less: accumulated depreciation                                                      (621,035)         (594,602)
                                                                                ------------      ------------
                                                                                   1,098,922         1,031,205
                                                                                ------------      ------------

Other assets:

    Excess of cost over fair value of net
      assets acquired                                                                386,185           372,627
    Deferred charges                                                                  17,676            16,533
    Other                                                                             73,469           145,957
                                                                                ------------      ------------
                                                                                     477,330           535,117
                                                                                ------------      ------------
                                                                                $  2,194,377      $  2,114,584
                                                                                ============      ============

    Liabilities and Stockholders' Equity
    ------------------------------------
Current liabilities:
    Current maturities of long-term debt                                        $      2,751      $      2,436
    Accounts payable and accrued liabilities                                         341,578           319,395
    Federal and state taxes                                                           27,734               885
                                                                                ------------      ------------
          Total current liabilities                                                  372,063           322,716
                                                                                ------------      ------------

Other noncurrent liabilities                                                         110,961           110,385
                                                                                ------------      ------------
Minority interest                                                                    127,194           125,914
                                                                                ------------      ------------
Long-term debt, net of current maturities                                            703,291           718,830
                                                                                ------------      ------------
Deferred income taxes                                                                 27,326            28,839
                                                                                ------------      ------------

Common stockholders' equity:
    Class A Common Stock, 3,848,886 shares
      outstanding in 2002, 3,848,886 in 2001                                              38                38
    Class B Common Stock, 55,606,239 shares
      outstanding in 2002, 55,603,686 in 2001                                            713               556
    Class C Common Stock, 387,848 shares
      outstanding in 2002, 387,848 in 2001                                                 4                 4
    Class D Common Stock, 38,569 shares
      outstanding in 2002, 39,109 in 2001                                                ---               ---
    Capital in excess of par, net of deferred
      compensation of $26 in 2002
      and $203 in 2001                                                               136,209           137,400
    Retained earnings                                                                721,737           676,064
    Accumulated other comprehensive loss                                              (5,159)           (6,162)
                                                                                ------------      ------------
                                                                                     853,542           807,900
                                                                                ------------      ------------
                                                                                $  2,194,377      $  2,114,584
                                                                                ============      ============

  See accompanying notes to these condensed consolidated financial statements.

                               Page 4 of 21 Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                           (000s omitted - unaudited)


                                                                                                        Three Months Ended
                                                                                                        ------------------
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                        2002         2001
                                                                                                    -----------   -----------
Cash Flows from Operating Activities:
  Net income                                                                                           $ 45,673     $  36,171
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                                                           29,408        29,795
   Minority interests in earnings of consolidated entities                                                5,873         3,925
   Accretion of discount on convertible debentures                                                        3,035         2,859
   (Gains) Losses on foreign exchange and derivative transactions                                          (234)        1,427
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                                                  (40,126)      (15,917)
   Accrued interest                                                                                       3,723        (2,080)
   Accrued and deferred income taxes                                                                     24,132        20,332
   Other working capital accounts                                                                           605         1,387
   Other assets and deferred charges                                                                    (10,843)          538
   Increase in working capital at acquired facilities                                                       ---       (10,215)
   Other                                                                                                 (2,841)         (322)
   Accrued insurance expense, net of commercial premiums paid                                            13,931         4,260
   Payments made in settlement of self-insurance claims                                                 (10,870)       (3,506)
                                                                                                       --------     ---------
  Net cash provided by operating activities                                                              61,466        68,654
                                                                                                       --------     ---------

Cash Flows from Investing Activities:
   Property and equipment additions, net                                                                (40,711)      (30,554)
   Acquisition of businesses                                                                                ---      (179,240)
                                                                                                       --------     ---------
  Net cash used in investing activities                                                                 (40,711)     (209,794)
                                                                                                       --------     ---------

Cash Flows from Financing Activities:
   Additional borrowings                                                                                    ---       147,161
   Reduction of long-term debt                                                                          (20,728)          ---
   Distributions to minority partners                                                                    (4,593)       (4,631)
   Issuance of common stock                                                                                 583         1,109
   Repurchase of common shares                                                                           (2,483)          ---
                                                                                                       --------     ---------
  Net cash (used in) provided by financing activities                                                   (27,221)      143,639
                                                                                                       --------     ---------

(Decrease) Increase in cash and cash equivalents                                                         (6,466)        2,499
Cash and cash equivalents, Beginning of Period                                                           22,848        10,545
                                                                                                       --------     ---------
Cash and cash equivalents, End of Period                                                               $ 16,382     $  13,044
                                                                                                       ========     =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                        $  2,206     $   7,677
                                                                                                       ========     =========

  Income taxes paid, net of refunds                                                                    $  3,567     $     420
                                                                                                       ========     =========

  See accompanying notes to these condensed consolidated financial statements.

                               Page 5 of 21 Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

(1) General

The consolidated financial statements include the accounts of Universal Health Services, Inc. (the "Company"), its majority-owned subsidiaries and partnerships controlled by the Company or its subsidiaries as managing general partner. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, significant accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) Related Party Transactions

At March 31, 2002, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). The Company serves as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which the Company conducts the Trust's day to day affairs, provides administrative services and presents investment opportunities. In connection with this advisory agreement, the Company earned an advisory fee from the Trust of approximately $300,000 in each of the three months periods ended March 31, 2002 and 2001 which is included in net revenues in the accompanying consolidated statements of income. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $300,000 in each of the three month periods ended March 31, 2002 and 2001, and is included in net revenues in the accompanying consolidated statements of income. As of March 31, 2002, the Company leased six hospital facilities from the Trust with terms expiring in 2003 through 2006. These leases contain up to six 5-year renewal options. Total rent expense under these operating leases was $4.2 million during the three months ended March 31, 2002 and $4.1 million during the three months ended March 31, 2001.

(3) Other Noncurrent and Minority Interest Liabilities

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

(4) Commitment and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $62 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $40 million surety bond related to the Company's 1997 acquisition of an 80% ownership interest in The George Washington University Hospital.

For the period from January 1, 1998 through December 31, 2001, most of the Company's subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance

                               Page 6 of 21 Pages
company. The policies provided for a self-insured retention limit for professional and general liability claims for the Company's subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintained excess coverage up to $100 million with other major insurance carriers.

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO's liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company's liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO's estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next eight years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company's ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company's future results of operations.

(5) Acquisitions

At the end of December, 2001, the Company acquired a 150-bed acute care facility located in Lansdale, Pennsylvania and a 117-bed acute care facility located in Lancaster, California. The transfer of ownership of both of these facilities was effective January 1, 2002. As of December 31, 2001, the Company recorded the $70 million combined purchase price for these two facilities in other assets (as deposits) and as of January 1, 2002, reclassified the combined purchase price into the appropriate working capital, property and other assets accounts.

(6) Financial Instruments

     Fair Value Hedges: The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. During the three months ended March 31, 2002, the Company recorded an increase of $500,000 in other non-current liabilities to recognize the fair value of these swaps and a $500,000 decrease in long-term debt to recognize the difference between the carrying value and fair value of the related hedged liability.

     Cash Flow Hedges: During the three months ended March 31, 2002, the Company recorded in other comprehensive income ("OCI"), pre-tax income of $1.7 million ($1.1 million after-tax) to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The income or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecast interest payment occurs. Assuming market rates remain unchanged from March 31, 2002, it is expected that $5.3 million of pre-tax net losses in accumulated OCI will be reclassified into earnings within the next twelve months. The Company also recorded after-tax income of $9,000 during the three months ended March 31, 2002 to recognize the ineffective portion of the cash flow hedging instruments. As of March 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

As of March 31, 2002, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of March 31, 2002, the floating rate of the $125 million of interest rate swaps was 1.90%.

                               Page 7 of 21 Pages

(7) New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method and establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 required the Company to cease amortizing goodwill that existed as of June 30, 2001. Recorded goodwill balances will be reviewed for impairment at least annually and written down if the carrying value of the goodwill balance exceeds its fair value.

The Company adopted SFAS No. 142 on January 1, 2002. As required by SFAS No. 142, the Company performed an impairment test on goodwill as of January 1, 2002, which indicated no impairment of goodwill. As of January 1, 2002, the Company is no longer amortizing goodwill. Goodwill amortization in 2001 was approximately $24 million on a pre-tax basis and approximately $15.1 million or $0.23 per diluted share on an after-tax basis. Goodwill amortization for the three months ended March 31, 2001 was approximately $6 million on a pre-tax basis and approximately $3.8 million or $0.05 per diluted share on an after-tax basis.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Company adopted the provisions of this Statement as of January 1, 2002. The adoption of this Statement did not have a material effect on the Company's financial statements.

(8) Segment Reporting

The Company's reportable operating segments consist of acute care services and behavioral health care services. The "Other" segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the Company's other operating entities including outpatient surgery and radiation centers and an 80% ownership interest in an operating company that owns nine hospitals located in France. The chief operating decision making group for the Company's acute care services and behavioral health care services located in the U.S. and Puerto Rico is comprised of the Company's President and Chief Executive Officer, and the lead executives of each of the Company's two primary operating segments. The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The acute care and behavioral health services' operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report of Form 10-K for the year ended December 31, 2001.

                               Page 8 of 21 Pages

                                                         Three Months Ended March 31, 2002
                                       ----------------------------------------------------------------------
                                                           Behavioral
                                         Acute Care          Health                              Total
                                          Services          Services           Other         Consolidated
                                       ---------------- ----------------- ---------------- ------------------
                                                           (Dollar amounts in thousands)
Gross inpatient revenues                    $1,286,326          $242,379         $ 21,520         $1,550,225
Gross outpatient revenues                   $  424,543          $ 38,300         $ 37,525         $  500,368
Total net revenues                          $  623,928          $142,121         $ 38,322         $  804,371
Operating income (a)                        $  107,898          $ 28,467          ($4,999)        $  131,366
Total assets as of 3/31/02                  $1,602,555          $284,648         $307,174         $2,194,377
Average licensed beds                            5,846             3,749            1,083             10,678
Average available beds                           4,777             3,605            1,083              9,465
Patient days                                   323,304           248,968           86,800            659,072
Admissions                                      66,860            21,251           18,177            106,288
Average length of stay                             4.8              11.7              4.8                6.2

                                                        Three Months Ended March 31, 2001
                                      -----------------------------------------------------------------------
                                                          Behavioral
                                        Acute Care          Health                               Total
                                         Services          Services            Other          Consolidated
                                      ---------------- ----------------- ------------------ -----------------
                                                          (Dollar amounts in thousands)
Gross inpatient revenues                   $1,018,353          $227,863          $   3,186        $1,249,402
Gross outpatient revenues                  $  342,026          $ 36,024          $  30,542        $  408,592
Total net revenues                         $  528,577          $132,578          $  15,794        $  676,949
Operating income (a)                       $  103,490          $ 26,185           ($16,509)       $  113,166
Total assets as of 3/31/01                 $1,548,960          $303,488          $ 137,567        $1,990,015
Average licensed beds                           5,396             3,699                 67             9,162
Average available beds                          4,545             3,555                 67             8,167
Patient days                                  287,297           233,015              5,635           525,947
Admissions                                     60,115            19,748              1,770            81,633
Average length of stay                            4.8              11.8                3.2               6.4

     (a) Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts.

          Below is a reconciliation of consolidated operating income to consolidated net income before income taxes:

                                                                                    Three Months
                                                                                  Ended March 31,
                                                                               (amounts in thousands)
                                                                          ---------------------------------
                                                                                2002             2001
                                                                          ---------------------------------
Consolidated operating income                                                $131,366           $113,166
Less: Depreciation & amortization                                              29,408             29,795
      Lease & rental expense                                                   15,190             12,640
      Interest expense, net                                                     8,964              8,456
      Minority interests in earnings of consolidated entities                   5,873              3,925

                               Page 9 of 21 Pages

         (Gains) Losses on foreign exchange and derivative trans.                         (234)              1,427
                                                                                  -------------- ------------------
Consolidated income before income taxes                                                $72,165             $56,923
                                                                                  ============== ==================

(9) Earnings Per Share Data ("EPS")

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents. In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001. All references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                              Three Months Ended
                                                              ------------------
                                                                  March 31,
                                                                  ---------
                                                     (In thousands, except per share data)
                                                           2002                   2001
                                                           ----                   ----
Basic:
Net income                                                $45,673               $ 36,171
Average shares outstanding                                 59,862                 59,828
                                                          -------               --------
Basic EPS                                                 $  0.76               $   0.60
                                                          =======               ========

Diluted:
Net income                                                $45,673               $ 36,171
Add discounted convertible
debenture interest, net of
income tax effect                                           2,092                  1,970
                                                          -------               --------

Totals                                                    $47,765               $ 38,141
                                                          =======               ========

Average shares outstanding                                 59,862                 59,828
Net effect of dilutive stock
  options and grants based on the
  treasury stock method                                       608                    742
Assumed conversion
  of discounted convertible
  debentures                                                6,578                  6,578
                                                          -------               --------

Totals                                                     67,048                 67,148
                                                          -------               --------
Diluted EPS                                               $  0.71               $   0.57
                                                          =======               ========

                              Page 10 of 21 Pages

(10) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss), net of income taxes, (except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries) are as follows:

                                                                       Three Months Ended
                                                                       ------------------
                                                                            March 31,
                                                                            ---------
                                                                         2002       2001
                                                                         ----       ----
Net income                                                             $ 45,673   $ 36,171
Other comprehensive income (loss):
Foreign currency translation adjustments                                    (53)    (1,125)
Cumulative effect of change in accounting
   principle (SFAS No. 133) on other comprehensive
   income (net of income tax effect)                                        ---     (4,779)
Unrealized derivative losses on cash flow hedges
    (net of income tax effect)                                            1,056     (3,280)
                                                                       --------   --------
Comprehensive income                                                   $ 46,676   $ 26,987
                                                                       ========   ========

                              Page 11 of 21 Pages

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

Forward-Looking Statements
--------------------------

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms and, other factors referenced in the Company's 2001 Form 10-K or herein. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations
---------------------

Net revenues increased 19% to $804 million for the three months ended March 31, 2002 as compared to $677 million for the three month period ended March 31, 2001. The $127 million increase in net revenues was due primarily to: (i) a $66 million or 10% increase in net revenues generated at acute care and behavioral health care facilities owned during both periods, and; (ii) $60 million of revenues generated at three acute care and three behavioral health care facilities located in the U.S. and nine hospitals located in France which were acquired by the Company subsequent to January, 2001.

Operating income (defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) increased $18 million to $131 million for the three month period ended March 31, 2002 from $113 million in the comparable prior year quarter. Overall operating margins (defined as operating income divided by net revenues) were 16.3% in the 2002 first quarter as compared to 16.7% in the quarter ended March 31, 2001. Contributing to the decrease in the overall operating margins during the first quarter of 2002 as compared to the comparable prior year quarter was a significant increase in professional and general liability insurance expense caused by unfavorable pricing and availability trends of commercial insurance. As a result, as of January 1, 2002, the Company's subsidiaries assumed a greater portion of the hospital professional and general liability risk and the Company expects its total insurance expense including professional and general liability, property, auto and workers' compensation to increase approximately $25 million in 2002 as compared to 2001.

Acute Care Services
-------------------

Net revenues from the Company's acute care facilities (including the nine hospitals located in France) and ambulatory treatment centers accounted for 82% and 80% of consolidated net revenues for the quarters ended March 31, 2002 and 2001, respectively. Net revenues at the Company's acute care hospitals owned in both quarters ended March 31, 2002 and 2001 increased 11% in the 2002 first quarter as compared to the comparable 2001 period as admissions and patient days at these facilities increased

                              Page 12 of 21 Pages

6% and 7%, respectively. The average length of stay at the acute care hospitals owned during both quarters increased to 4.9 days for three month period ended March 31, 2002 as compared to 4.8 days during the 2001 comparable quarter.

In addition to the increase in inpatient volumes, the Company's same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations as well as an increase in Medicare reimbursements which commenced on April 1, 2001. Net revenue per adjusted admission (adjusted for outpatient activity) at the Company's acute care facilities owned during both quarters ended March 31, 2002 and 2001 increased 7% in the 2002 quarter as compared to the 2001 three month period and net revenue per adjusted patient day at these facilities increased 5% in the 2002 first quarter over the 2001 comparable quarter. Included in the same facility acute care financial results and patient statistical data are the operating results generated at the 60-bed McAllen Heart Hospital which was acquired by the Company in March of 2001. Upon acquisition, the facility began operating under the same license as an integrated department of McAllen Medical Center and therefore the financial and statistical results are not separable.

Despite the increase in patient volume at the Company's acute care hospitals, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue. The increase in net revenue was negatively effected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company's acute care hospitals, operating expenses, (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 82.6% for the three months ended March 31, 2002 and 80.4% for the three months ended March 31, 2001. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 17.4% during the 2002 first quarter and 19.6% in the comparable prior year quarter. At the Company's acute care hospitals owned in both three month periods ended March 31, 2002 and 2001, operating expenses as a percentage of net revenues were 82.3% for the three months ended March 31, 2002 and 80.4% for the three months ended March 31, 2001. Operating margins at these facilities were 17.7% during the 2002 first quarter and 19.6% in the comparable prior year quarter.

Despite the strong revenue growth experienced at the Company's acute care hospitals during the first quarter of 2002 as compared to the comparable prior year quarter, operating margins at these facilities were comparatively lower during the 2002 quarter due primarily to a significant increase in professional and general liability insurance expense caused by unfavorable pricing and availability trends of commercial insurance, as mentioned above. Salaries, wages and benefits as a percentage of net revenues also increased during the 2002 first quarter as compared to the comparable prior year quarter as a result of rising labor rates particularly in the area of skilled nursing. Partially offsetting these unfavorable factors on operating margins at the Company's acute care facilities during the first quarter of 2002 as compared to 2001, was a decrease in the provision for doubtful accounts as a percentage of net revenues caused by improved billing and collection procedures and more aggressive efforts to properly categorize charges related to charity care.

Behavioral Health Services
--------------------------

Net revenues from the Company's behavioral health services facilities accounted for 18% and 20% of consolidated net revenues for the three month periods ended March 31, 2002 and 2001, respectively. Net

                              Page 13 of 21 Pages
revenues at the Company's behavioral health services facilities owned in both periods increased 4% during the three month period ended March 31, 2002 as compared to the comparable prior year quarter, due primarily to an increase in patient volume. Admissions and patient days at these facilities increased 5% and 4%, respectively, during the three month period ended March 31, 2002 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods decreased to 11.7 days during the 2002 first quarter as compared to 11.8 days in the comparable prior year period.

At the Company's behavioral health care facilities, operating expenses (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 80.0% for the three month period ended March 31, 2002 and 80.2% for the three month period ended March 31, 2001. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 20.0% during the 2002 first quarter and 19.8% in the comparable prior year quarter. On a same facility basis, operating expenses as a percentage of net revenues were 79.6% for the three month period ended March 31, 2002 and 80.2% for the three month period ended March 31, 2001. Operating margins at these facilities were 20.4% during the 2002 first quarter and 19.8% in the comparable prior year quarter. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results
-----------------------

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $5.9 million for the three months ended March 31, 2002 and $3.9 million for the three month period ended March 31, 2001. The minority interest expense recorded during both periods includes the minority ownership's share of the net income of four acute care facilities, three of which are located in Las Vegas, Nevada and one located in Washington, D.C. Also included in the minority interest expense recorded during the first quarter of 2002 is the minority ownership's share of net income of nine acute care facilities located in France.

Depreciation and amortization expense decreased $400,000 during the three months ended March 31, 2002 as compared to the comparable prior year quarter. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and accordingly, ceased amortizing goodwill as of that date. For the year ended December 31, 2001, the Company recorded approximately $24 million of goodwill amortization expense or approximately $6 million during the three months ended March 31, 2001. Partially offsetting the decrease caused by the adoption of SFAS No. 142 was an increase in depreciation expense during the first quarter of 2002 as compared to the comparable 2001 quarter caused by capital additions and acquisitions.

The effective tax rate was 36.7% for the three months ended March 31, 2002 as compared to 36.5% for the three months ended March 31, 2001.

General Trends
--------------

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 41% and 40% of the Company's net patient revenues during the three month periods ended March 31, 2002 and 2001, respectively. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs and reimbursement is subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

The Federal government makes payments to participating hospitals under its Medicare program based on various formulas. The Company's general acute care hospitals are subject to a prospective payment system ("PPS"). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group

                               Page 14 of 21 Pages

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

Behavioral health facilities, which are excluded from the inpatient services PPS, are cost reimbursed by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital's base year amount under the Medicare law and regulations. Capital related costs are exempt from this limitation. In the Balanced Budget Act of 1997 ("BBA-97"), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals' target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for psychiatric hospitals. In addition, the Health Care Financing Administration, now known as the Center for Medicare and Medicaid Services ("CMS"), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop an inpatient behavioral health services per diem prospective payment system effective for the federal fiscal year beginning October 1, 2002, however, it is likely the implementation will be delayed. Upon implementation, this new prospective payment system will replace the current inpatient behavioral health services payment system described above.

On August 30, 1991, the CMS issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs. These regulations apply to hospitals which are reimbursed based upon the prospective payment system and took effect for cost report years beginning on or after October 1, 1991. For most of the Company's hospitals, the new methodology began on January 1, 1992. In 2001, the tenth year of the phase-in, most of the Company's hospitals were paid by the Medicare program based on the federal capital rate (three hospitals still receive hold harmless payments, which are described below).

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

In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the following years. The act also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA

                               Page 15 of 21 Pages
commenced in April, 2001. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 and through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Company of January 1, 2001. It is possible that future federal budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

The Company can provide no assurances that the reductions in the PPS update, and other changes required by BBA-97, will not adversely affect the Company's operations. However, within certain limits, a hospital can manage its costs, and, to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO") and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay and number and type of tests and procedures ordered. A hospital's ability to control or influence these factors which affect costs is, in many cases, limited.

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

Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $8.4 million for the three month period ended March 31, 2002 and $6.4 million for the three month period ended March 31, 2001. The Texas and South Carolina programs have been renewed for the 2002 fiscal years. However, failure to renew these programs upon their scheduled termination date (June, 2002 for South Carolina and August, 2002 for Texas), or reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

                               Page 16 of 21 Pages

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

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 39% and 35% of the Company's net patient revenues, for the three month periods ended March 31, 2002 and 2001, were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past two years, the Company secured price increases from many of its commercial payors including managed care companies.

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

Health Insurance Portability and Accountability Act of 1996
-----------------------------------------------------------

                               Page 17 of 21 Pages

The Health Insurance Portability and Accountability Act (HIPAA) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions beginning as early as October, 2002. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations related to HIPAA are expected to impact the Company and others in the healthcare industry by:

(i) Establishing standardized code sets for financial and clinical electronic data interchange ("EDI") transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2002, unless a summary plan is submitted to CMS prior to that date requesting a one-year extension to October, 2003. The Company is in the process of applying for the one-year extension.

(ii) Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient's electronically maintained or transmitted personal health record. The final regulations containing the privacy standards were released in December, 2000 which require compliance by April, 2003.

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

Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $61 million during the three months ended March 31, 2002 and $69 million during the comparable prior year quarter. The $8 million decrease during the 2002 first quarter as compared to the 2001 first quarter was primarily attributable to: (i) a favorable $10 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization, minority interest in earnings of consolidated entities, accretion of discount on convertible debentures and (gains)/losses on foreign exchange and derivative transactions); (ii) a $24 million unfavorable change in accounts receivable, and; (iii) $6 million of other net favorable working capital changes.

The Company spent approximately $41 million during the first quarter of 2002 and $31 million during the first quarter of 2001 to finance capital expenditures. The Company expects capital expenditures to be approximately $225 million in 2002. Included in the 2002 projected capital expenditures will be the remaining expenditures on the new George Washington University Hospital located in Washington, D.C (scheduled to open in the third quarter of 2002), a major renovation and modernization of Auburn Regional Medical Center located in Auburn, Washington (scheduled to be completed during the fourth quarter of 2002), the first phase of a new 176-bed acute care hospital located in Las Vegas, Nevada

                              Page 18 of 21 Pages

(projected to be completed in late 2003), and a major new cardiology wing and bed expansion of Northwest Texas Healthcare System located in Amarillo, Texas (projected to be completed in late 2003).

As of March 31, 2002, the Company had $325 million of unused borrowing capacity under the terms of its $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $38 million was available at March 31, 2002. The interest rate on borrowings is determined at the Company's option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. At December 31, 2001, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements.

As of March 31, 2002, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed in October of each year. The commercial paper program has been renewed for the period of October 24, 2001 through October 23, 2002.

The Company's total debt as a percentage of total capitalization was 45% at March 31, 2002 and 47% at December 31, 2001.

In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to 12 million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased an additional 64,466 shares during the three months ended March 31, 2002 at an average purchase price of $38.56 per share ($2.5 million in the aggregate). Since inception of the stock purchase program in 1998 through March 31, 2002, the Company purchased a total of 7,868,281 shares at an average purchase price of $18.09 per share ($142.3 million in the aggregate).

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

                              Page 19 of 21 Pages

                           PART II. OTHER INFORMATION
                           --------------------------

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

There have been no material changes in the quantitative and qualitative disclosures in 2002. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits:

     None

(b)  Reports on Form 8-K

     None

11. Statement re computation of per share earnings is set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements.

                All other items of this Report are inapplicable.

                               Page 20 of 21 Pages

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

                                     Universal Health Services, Inc.
                                             (Registrant)



Date: May 13, 2002                   /s/ Kirk E. Gorman
                                     ------------------
                                     Kirk E. Gorman, Senior Vice President and
                                     Chief Financial Officer


                                     (Principal Financial Officer and
                                     Duly Authorized Officer).



                               Page 21 of 21 Pages