Form 10-Q
period 2002-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2002-08-13
CIK 352915

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                (MARK ONE)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

              (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ...... to ......
                 Commission file number 1-10765

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2002:

                                Class A    3,848,886
                                Class B   55,594,467
                                Class C      387,848
                                Class D       36,882


================================================================================

                               Page 1 of 25 Pages

                         UNIVERSAL HEALTH SERVICES, INC.

                                    I N D E X

PART I.  FINANCIAL INFORMATION .....................................................        PAGE NO.
                                                                                            --------
Item 1.  Financial Statements

   Consolidated Statements of Income -
      Three and Six Months Ended June 30, 2002 and 2001 ............................               3

   Condensed Consolidated Balance Sheets - June 30, 2002
      and December 31, 2001 ........................................................               4

   Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2002 and 2001 ......................................               5

   Notes to Condensed Consolidated Financial Statements ............................    6 through 12

Item 2.  Management's Discussion and Analysis of
         Operations and Financial Condition ........................................   13 through 22

PART II.  OTHER INFORMATION ........................................................   23 through 24

SIGNATURES .........................................................................              25

                               Page 2 of 25 Pages

                          PART I. FINANCIAL INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000s omitted except per share amounts)
                                   (unaudited)

                                                                            Three Months                  Six Months
                                                                           Ended June 30,               Ended June 30,
                                                                     -------------------------    -------------------------
                                                                        2002          2001           2002          2001
                                                                     -----------   -----------    -----------   -----------
Net revenues                                                         $   805,945   $   718,596    $ 1,610,316   $ 1,395,545

Operating charges:
     Salaries, wages and benefits                                        321,595       282,278        641,302       550,560
     Other operating expenses                                            198,296       169,876        390,192       320,782
     Supplies expense                                                    103,857        92,979        207,365       182,347
     Provision for doubtful accounts                                      52,845        62,678        110,739       117,905
     Depreciation and amortization                                        30,900        32,248         60,308        62,043
     Lease and rental expense                                             15,290        13,470         30,480        26,110
     Interest expense, net                                                 8,153        10,506         17,117        18,962
                                                                     -----------   -----------    -----------   -----------
                                                                         730,936       664,035      1,457,503     1,278,709
                                                                     -----------   -----------    -----------   -----------
Income before minority interests, effect of foreign
 exchange and derivative transactions and income taxes                    75,009        54,561        152,813       116,836
Minority interests in earnings of consolidated entities                    4,688         3,699         10,561         7,624
Losses (gains) on foreign exchange and derivative transactions               249           (26)            15         1,401
                                                                     -----------   -----------    -----------   -----------

Income before income taxes                                                70,072        50,888        142,237       107,811
Provision for income taxes                                                25,725        18,498         52,217        39,250
                                                                     -----------   -----------    -----------   -----------

Net income                                                           $    44,347   $    32,390    $    90,020   $    68,561
                                                                     ===========   ===========    ===========   ===========


Earnings per common share - basic                                    $      0.74   $      0.54    $      1.50   $      1.15
                                                                     ===========   ===========    ===========   ===========

Earnings per common share - diluted                                  $      0.69   $      0.51    $      1.40   $      1.08
                                                                     ===========   ===========    ===========   ===========

Weighted average number of common shares - basic                          59,934        59,918         59,898        59,873
Weighted average number of common share equivalents                        7,320         7,306          7,253         7,313
                                                                     -----------   -----------    -----------   -----------
Weighted average number of common shares and equivalents - diluted        67,254        67,224         67,151        67,186
                                                                     ===========   ===========    ===========   ===========

  See accompanying notes to these condensed consolidated financial statements.

                               Page 3 of 25 Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (000s omitted, unaudited)

                                                        June 30,            December 31,
                                                        --------            ------------
                                                          2002                  2001
                                                          ----                  ----
                       Assets
                       ------
Current assets:
  Cash and cash equivalents                       $        14,820       $         22,848
  Accounts receivable, net                                464,987                418,083
  Supplies                                                 59,280                 54,764
  Deferred income taxes                                    34,944                 25,227
  Other current assets                                     34,429                 27,340
                                                  ---------------       ----------------
        Total current assets                              608,460                548,262
                                                  ---------------       ----------------

Property and equipment                                  1,774,850              1,625,807
Less: accumulated depreciation                           (647,165)              (594,602)
                                                  ---------------       ----------------
                                                        1,127,685              1,031,205

Other assets:
  Goodwill                                                391,929                372,627
  Deferred charges                                         17,672                 16,533
  Other                                                    63,144                145,957
                                                  ---------------       ----------------
                                                          472,745                535,117
                                                  ---------------       ----------------
                                                  $     2,208,890       $      2,114,584
                                                  ===============       ================

  Liabilities and Stockholders' Equity
  ------------------------------------
Current liabilities:
  Current maturities of long-term debt            $         2,641       $          2,436
  Accounts payable and accrued liabilities                344,124                319,395
  Federal and state taxes                                   -----                    885
                                                  ---------------       ----------------
        Total current liabilities                         346,765                322,716
                                                  ---------------       ----------------

Other noncurrent liabilities                              119,366                110,385
                                                  ---------------       ----------------
Minority interest                                         127,862                125,914
                                                  ---------------       ----------------
Long-term debt, net of current maturities                 688,018                718,830
                                                  ---------------       ----------------
Deferred income taxes                                      27,471                 28,839
                                                  ---------------       ----------------

Common stockholders' equity:
  Class A Common Stock, 3,848,886 shares
    outstanding in 2002, 3,848,886 in 2001                     38                     38
  Class B Common Stock, 55,689,608 shares
    outstanding in 2002, 55,603,686 in 2001                   557                    556
  Class C Common Stock, 387,848 shares
    outstanding in 2002, 387,848 in 2001                        4                      4
  Class D Common Stock, 37,222 shares
    outstanding in 2002, 39,109 in 2001                     -----                  -----
  Capital in excess of par, net of deferred
    compensation of $0 in 2002
    and $203 in 2001                                      139,442                137,400
  Retained earnings                                       766,084                676,064
  Accumulated other comprehensive income (loss)            (6,717)                (6,162)
                                                  ---------------       ----------------
                                                          899,408                807,900
                                                  ---------------       ----------------
                                                  $     2,208,890       $      2,114,584
                                                  ===============       ================

          See accompanying notes to these condensed consolidated financial statements.

                               Page 4 of 25 Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000s omitted - unaudited)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                         June 30,
                                                                                         --------
                                                                                    2002         2001
                                                                                  ---------    ---------
Cash Flows from Operating Activities:
  Net income                                                                      $  90,020    $  68,561
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation & amortization                                                       60,308       62,043
   Accretion of discount on convertible debentures                                    5,417        5,125
   Losses on foreign exchange and derivative transactions                                15        1,401
  Changes in assets & liabilities, net of effects from
   acquisitions and dispositions:
   Accounts receivable                                                              (23,182)      10,558
   Accrued interest                                                                     786          (55)
   Accrued and deferred income taxes                                                 (9,310)       3,658
   Other working capital accounts                                                       819       10,021
   Other assets and deferred charges                                                 (4,774)       2,805
   Increase in working capital at acquired facilities                                ------      (13,201)
   Other                                                                              2,089       (4,662)
   Minority interest in earnings of consolidated entities, net of distributions       1,948          337
   Accrued insurance expense, net of commercial premiums paid                        27,852       12,298
   Payments made in settlement of self-insurance claims                             (17,922)      (6,088)
                                                                                  ---------    ---------
  Net cash provided by operating activities                                         134,066      152,801
                                                                                  ---------    ---------

Cash Flows from Investing Activities:
   Property and equipment additions, net                                            (97,152)     (69,408)
   Acquisition of businesses                                                         ------     (179,240)
   Proceeds received from divestitures, net                                           1,750       ------
                                                                                  ---------    ---------
  Net cash used in investing activities                                             (95,402)    (248,648)
                                                                                  ---------    ---------

Cash Flows from Financing Activities:
   Additional borrowings, net of financing costs                                     39,311      133,534
   Reduction of long-term debt                                                      (84,255)     (25,000)
   Issuance of common stock                                                           1,320        1,293
   Repurchase of common shares                                                       (3,068)      ------
                                                                                  ---------    ---------
  Net cash (used in) provided by fnancing activities                                (46,692)     109,827
                                                                                  ---------    ---------

(Decrease) increase in cash and cash equivalents                                     (8,028)      13,980
Cash and cash equivalents, Beginning of Period                                       22,848       10,545
                                                                                  ---------    ---------
Cash and cash equivalents, End of Period                                          $  14,820    $  24,525
                                                                                  =========    =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                   $  10,914    $  13,892
                                                                                  =========    =========

  Income taxes paid, net of refunds                                               $  60,848    $  35,592
                                                                                  =========    =========

  See accompanying notes to these condensed consolidated financial statements.

                               Page 5 of 25 Pages

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

The consolidated financial statements include the accounts of Universal Health Services, Inc. (the "Company"), its majority-owned subsidiaries and partnerships controlled by the Company or its subsidiaries as managing general partner. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, significant accounting policies and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Related Party Transactions

At June 30, 2002, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the "Trust"). The Company serves as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which the Company conducts the Trust's day to day affairs, provides administrative services and presents investment opportunities. In connection with this advisory agreement, the Company earned an advisory fee from the Trust of approximately $300,000 in each of the three month periods ended June 30, 2002 and 2001 and $700,000 in each of the six month periods ended June 30, 2002 and 2001 which are included in net revenues in the accompanying consolidated statements of income. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company's pre-tax share of income from the Trust was $400,000 and $300,000 during the three month periods ended June 30, 2002 and 2001, respectively, and $700,000 and $600,000 during the six month periods ended June 30, 2002 and 2001, respectively, and is included in net revenues in the accompanying consolidated statements of income. As of June 30, 2002, the Company leased six hospital facilities from the Trust with terms expiring in 2003 through 2006. These leases contain up to six 5-year renewal options. Total rent expense under these operating leases was $4.3 and $4.1 million during the three month periods ended June 30, 2002 and 2001, respectively, and $8.5 million and $8.2 million during the six month periods ended June 30, 2002 and 2001, respectively.

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

(4) Commitment and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $53 million related principally to the Company's self-insurance programs and as support for various debt instruments and loan guarantees, including a $29 million surety bond related to the Company's 1997 acquisition of an 80% ownership interest in The George Washington University Hospital.

                               Page 6 of 25 Pages

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

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO's liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company's liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO's estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next eight years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge during the fourth quarter of 2001, the Company evaluated all known factors at that time. As of June 30, 2002, these factors have not substantially changed. However, there can be no assurance that the Company's ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company's future results of operations.

(5) Financial Instruments

    Fair Value Hedges: The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. During the three months ended June 30, 2002, the Company recorded a decrease of $2.9 million in other non-current liabilities to recognize the fair value of these swaps and a $2.9 million increase in long-term debt to recognize the difference between the carrying value and fair value of the related hedged liability. During the six months ended June 30, 2002, the Company recorded a decrease of $2.4 million in other non-current liabilities to recognize the fair value of these swaps and a $2.4 million increase in long-term debt to recognize the difference between the carrying value and fair value of the related hedged liability. During the three and six month periods ended June 30, 2001, the Company recorded increases of $700,000 and $2.1 million, respectively, in other assets and long-term debt to recognize the increased value of the fair-value hedging instruments.

    Cash Flow Hedges: During the three months ended June 30, 2002 and 2001, the Company recorded in other comprehensive income ("OCI"), a pre-tax loss of $2.8 million ($1.8 million after-tax) and pre-tax income of $2.1 million ($1.4 million after-tax), respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. During the six months ended June 30, 2002 and 2001, the Company recorded in other comprehensive income ("OCI"), pre-tax losses of $1.2 million ($700,000 after-tax) and $3.1 million ($1.9 million after-tax), respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The income or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from June 30, 2002, it is expected that $5.6 million of pre-tax net losses in accumulated OCI will be reclassified into earnings within the next twelve months. The Company also recorded after-tax income of $19,000 and $28,000 during the three and six months ended June 30, 2002, respectively, and approximately $100,000 during the six months ended June 30, 2001 (the majority of which was recorded during the quarter ended March 31, 2001), to recognize the ineffective portion of the cash flow hedging instruments. As of June 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

                               Page 7 of 25 Pages

As of June 30, 2002, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of June 30, 2002, the floating rate of the $125 million of interest rate swaps was 1.90%. Also as of June 30, 2002, a majority-owned subsidiary of the Company has a fixed rate swap denominated in Euros with an initial notional principal amount of Euro 45.8 million which expires on June 30, 2005.

(6) New Accounting Standards

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

The Company adopted SFAS No. 142 on January 1, 2002. As required by SFAS No. 142, the Company performed an impairment test on goodwill as of January 1, 2002, which indicated no impairment of goodwill. As of January 1, 2002, the Company is no longer amortizing goodwill. The Company has selected September 1st as its annual assessment date for impairment testing. Goodwill amortization in 2001 was approximately $24 million on a pre-tax and approximately $15.6 million or $0.24 pre diluted share on an after-tax basis.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                        --------               --------
                                                   2002        2001        2002       2001
                                                   ----        ----        ----       ----
                                                    (In thousands, except per share data
Reported net income                               $44,347     $32,390    $90,020     $68,561
Add back: goodwill amortization after-tax             --        3,932         --       7,777
                                                  -------     -------    -------     -------
Adjusted net income                               $44,347     $36,322    $90,020     $76,338
                                                  =======     =======    =======     =======

Basic earnings per share
    Reported net income                           $  0.74     $  0.54    $  1.50     $  1.15
    Goodwill amortization                              --        0.06         --        0.12
                                                  -------     -------    -------     -------
    Adjusted net income                           $  0.74     $  0.60    $  1.50     $  1.27
                                                  =======     =======    =======     =======

Diluted earnings per share:
    Reported net income                           $  0.69     $  0.51    $  1.40     $  1.08
    Goodwill amortization                              --        0.06         --        0.12
                                                  -------     -------    -------     -------
    Adjusted net income                           $  0.69     $  0.57    $  1.40     $  1.20
                                                  =======     =======    =======     =======

Changes in the carrying amount of goodwill for the six-month period ended June 30, 2002 were as follows (in thousands):

                                                                              Behavioral
                                                              Acute Care        Health                        Total
                                                               Services        Services          Other    Consolidated
                                                               --------        --------          -----    ------------
Balance, January 1, 2002                                       $277,692         $54,122         $40,813      $372,627
Goodwill acquired during the period                              17,197             328           1,777        19,302

Goodwill written off related to sale of business unit                --              --              --            --
                                                               --------        --------         -------      --------
Balance, June 30 ,2002                                         $294,889         $54,450         $42,590      $391,929
                                                               ========        ========         =======      ========

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective January 1, 2003 for the Company, with earlier adoption permitted. Management does not believe that this Statement will have a material effect on the Company's financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement generally requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Statement is effective for all exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Management does not believe that this Statement will have a material effect on the Company's financial statements.

(7) Segment Reporting

The Company's reportable operating segments consist of acute care services and behavioral health care services. The "Other" segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the Company's other operating entities including outpatient

                               Page 8 of 25 Pages
surgery and radiation centers and an 80% ownership interest in an operating company that owns nine hospitals located in France. The financial and statistical data presented for the nine hospitals located in France is for the three and six month periods ended May 31st as these facilities are included in the Company's annual statements on the basis of the year ended November 30th. The chief operating decision making group for the Company's acute care services and behavioral health care services located in the U.S. and Puerto Rico is comprised of the Company's President and Chief Executive Officer, and the lead executives of each of the Company's two primary operating segments. The lead executive for each operating segment also manages the profitability of each respective segment's various hospitals. The acute care and behavioral health services' operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's Annual Report of Form 10-K for the year ended December 31, 2001, except for the adoption of SFAS Nos. 142 and 144, effective January 1, 2002. There was no impact on the segment data presented as a result of the adoption of these pronouncements.

                                                          Three Months Ended June 30, 2002
                                      ------------------------------------------------------------------------
                                                          Behavioral
                                        Acute Care          Health                               Total
                                         Services          Services           Other           Consolidated
                                      ------------------------------------------------------------------------
                                                           (Dollar amounts in thousands)
Gross inpatient revenues                $1,242,178          $248,255         $  23,819          $1,514,252
Gross outpatient revenues               $  456,875          $ 39,450         $  39,655          $  535,980
Total net revenues                      $  620,388          $143,423         $  42,134          $  805,945
Operating income (a)                    $  107,925          $ 29,942           ($8,515)         $  129,352
Total assets as of 6/30/02              $1,620,272          $276,095         $ 312,523          $2,208,890
Licensed beds                                5,846             3,749             1,083              10,678
Available beds                               4,777             3,605             1,083               9,465
Patient days                               300,761           255,016            82,324             638,101
Admissions                                  65,605            21,176            16,502             103,283
Average length of stay                         4.6              12.0               5.0                 6.2


                                                          Three Months Ended June 30, 2001
                                      ------------------------------------------------------------------------
                                                          Behavioral
                                        Acute Care          Health                               Total
                                         Services          Services           Other          Consolidated
                                      ------------------------------------------------------------------------
                                                           (Dollar amounts in thousands)
Gross inpatient revenues                $  993,179          $232,652       $   14,049          $1,239,880
Gross outpatient revenues               $  363,231          $ 38,111       $   38,128          $  439,470
Total net revenues                      $  547,208          $140,153       $   31,235          $  718,596
Operating income (a)                    $   95,587          $ 28,497        ($ 13,299)         $  110,785
Total assets as of 6/30/01              $1,448,446          $290,705       $  241,468          $1,980,619
Licensed beds                                5,475             3,735              663               9,873
Available beds                               4,624             3,591              663               8,878
Patient days                               279,070           244,080           52,206             575,356
Admissions                                  59,001            19,760           12,328              91,089
Average length of stay                         4.7              12.4              4.2                 6.3

                               Page 9 of 25 Pages

                                                                    Six Months Ended June 30, 2002
                                                ------------------------------------------------------------------------
                                                                     Behavioral
                                                   Acute Care          Health                               Total
                                                    Services          Services           Other           Consolidated
                                                ------------------------------------------------------------------------
                                                                     (Dollar amounts in thousands)
Gross inpatient revenues                            $ 2,528,504         $ 490,634         $  45,339         $ 3,064,477
Gross outpatient revenues                           $   881,418         $  77,750         $  77,180         $ 1,036,348
Total net revenues                                  $ 1,244,316         $ 285,544         $  80,456         $ 1,610,316
Operating income (a)                                $   215,823         $  58,409          ($13,514)        $   260,718
Total assets as of 6/30/02                          $ 1,620,272         $ 276,095         $ 312,523         $ 2,208,890
Licensed beds                                             5,846             3,749             1,083              10,678
Available beds                                            4,777             3,605             1,083               9,465
Patient days                                            624,065           503,984           165,125           1,293,174
Admissions                                              132,465            42,427            34,320             209,212
Average length of stay                                      4.7              11.9               4.8                 6.2

                                                                    Six Months Ended June 30, 2001
                                                ------------------------------------------------------------------------
                                                                     Behavioral
                                                   Acute Care          Health                               Total
                                                    Services          Services           Other          Consolidated
                                                ------------------------------------------------------------------------
                                                                     (Dollar amounts in thousands)
Gross inpatient revenues                            $ 2,011,533         $ 460,515         $  17,242         $ 2,489,290
Gross outpatient revenues                           $   705,257         $  74,135         $  68,674         $   848,066
Total net revenues                                  $ 1,075,785         $ 272,731         $  47,029         $ 1,395,545
Operating income (a)                                $   199,077         $  54,682          ($29,808)        $   223,951
Total assets as of 6/30/01                          $ 1,448,446         $ 290,705         $ 241,468         $ 1,980,619
Licensed beds                                             5,436             3,717               332               9,485
Available beds                                            4,585             3,573               332               8,490
Patient days                                            566,367           477,095            52,206           1,095,668
Admissions                                              119,116            39,508            12,328             170,952
Average length of stay                                      4.8              12.1               4.2                 6.4

     (a) Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts.

          Below is a reconciliation of consolidated operating income to consolidated net income before income taxes:

                                                       Three Months
                                                      Ended June 30,
                                                  (amounts in thousands)
                                             ---------------------------------
                                                 2002             2001
                                             ---------------------------------
Consolidated operating income                     $129,352           $110,785
Less: Depreciation & amortization                   30,900             32,248

                              Page 10 of 25 Pages

         Lease & rental expense                                                          15,290             13,470
         Interest expense, net                                                            8,153             10,506
         Minority interests in earnings of consolidated entities                          4,688              3,699
         Losses (gains) on foreign exchange and derivative trans.                           249                (26)
                                                                                     ------------------------------
Consolidated income before income taxes                                                 $70,072            $50,888
                                                                                     ==============================


                                                                                                Six Months
                                                                                              Ended June 30,
                                                                                          (amounts in thousands)
                                                                                     ------------------------------
                                                                                         2002               2001
                                                                                     ------------------------------
Consolidated operating income                                                          $260,718           $223,951
Less: Depreciation & amortization                                                        60,308             62,043
      Lease & rental expense                                                             30,480             26,110
      Interest expense, net                                                              17,117             18,962
      Minority interests in earnings of consolidated entities                            10,561              7,624
      (Gains) losses on foreign exchange and derivative trans.                               15              1,401
                                                                                     ------------------------------
Consolidated income before income taxes                                                $142,237           $107,811
                                                                                     ==============================

(8) Earnings Per Share Data ("EPS")

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                       Three Months Ended                  Six Months Ended
                                                           June 30,                            June 30,
                                                           --------                            --------
                                                     2002              2001             2002              2001
                                                     ----              ----             ----              ----
                                                               (In thousands, except per share data)
Basic:
Net income                                          $44,347          $32,390         $90,020           $68,561
Average shares outstanding                           59,934           59,918          59,898            59,873
                                                     ------           ------          ------            ------
Basic EPS                                           $  0.74          $  0.54         $  1.50           $  1.15
                                                     ======           ======          ======            ======

Diluted:
Net income                                          $44,347          $32,390         $90,020           $68,561
Add discounted convertible
debenture interest,
net of income tax effect                              2,091            2,049           4,183             4,019
                                                      -----            -----           -----             -----

                               Page 11 of 25 Pages

Totals                                $ 46,438   $ 34,439   $ 94,203   $ 72,580
                                      ========   ========   ========   ========

Average shares outstanding              59,934     59,918     59,898     59,873
Net effect of dilutive stock
   options and grants based on the
   treasury stock method                   742        728        675        735
Assumed conversion
   of discounted convertible
  debentures                             6,578      6,578      6,578      6,578
                                      --------   --------   --------   --------

Totals                                  67,254     67,224     67,151     67,186
                                      --------   --------   --------   --------
Diluted EPS                           $   0.69   $   0.51   $   1.40   $   1.08
                                      ========   ========   ========   ========

(9) Comprehensive Income (Loss)

Comprehensive income (loss) represents net income plus the results of certain non-shareholders' equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income (loss), net of income taxes, (except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries) are as follows (amounts in thousands):

                                                               Three Months Ended     Six Months Ended
                                                               ------------------     ----------------
                                                                    June 30.              June 30,
                                                                    -------               --------
                                                                2002      2001        2002         2001
                                                                ----      ----        ----         ----
Net income                                                     $44,347  $32,390      $90,020      $68,561
Other comprehensive income (loss):
Foreign currency translation adjustments                           234    1,907          181          782
Cumulative effect of change in accounting
principle(SFAS No. 133) on other
comprehensive income (net of income tax effect)                  -----    -----         ----       (4,779)
Unrealized derivative gains (losses) on cash flow hedges
(net of income tax effect)                                      (1,792)   1,347         (736)      (1,933)
                                                               -------  -------      -------      -------
Comprehensive income                                           $42,789  $35,644      $89,465      $62,631
                                                               =======  =======      =======      =======

                              Page 12 of 25 Pages

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
         CONDITION

Forward-Looking Statements

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company's revenues are produced by a small number of its total facilities; possible changes in the levels and terms of reimbursement for the Company's charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including nurses and physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company's ability to finance growth on favorable terms and, other factors referenced in the Company's 2001 Form 10-K or herein. Additionally, the Company's financial statements reflect large amounts due from various commercial payors and there can be no assurance that failure of the payors to remit amounts due to the Company will not have a material adverse effect on the Company's future results of operations. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

Net revenues increased 12% to $806 million for the three months ended June 30, 2002 as compared to $719 million during last year's second quarter and increased 15% to $1.6 billion during the six months ended June 30, 2002 as compared to $1.4 billion during the comparable prior year period. The $87 million increase in net revenues during the 2002 second quarter, as compared to the comparable prior year quarter, was due primarily to: (i) a $49 million or 7% increase in net revenues generated at behavioral health care facilities and acute care hospitals (located in the U.S., Puerto Rico and France) owned during both periods, and; (ii) $38 million of revenues generated at acute care hospitals located in the U.S. and France purchased subsequent to the second quarter of 2001. The $215 million increase in net revenues during the six month period ended June 30, 2002, as compared to the comparable prior year six month period, was due primarily to: (i) a $115 million or 8% increase in net revenues generated at behavioral health care and acute care hospitals (located in the U.S., Puerto Rico and France) owned during both periods, and; (ii) $98 million of revenues generated at behavioral health care facilities and acute care hospitals located in the U.S. and France purchased at various times subsequent to January 1, 2001.

Net revenues from the Company's acute care facilities (including the nine hospitals located in France) and ambulatory treatment centers accounted for 82% of consolidated net revenues during the three and six month periods ended June 30, 2002 and 80% of consolidated net revenues during the three and six month periods ended June 30, 2001. Net revenues from the Company's behavioral health services facilities accounted for 18% of consolidated net revenues during the three and six month periods ended June 30, 2002 and 20% of consolidated net revenues for the three and six month periods ended June 30, 2001.

                              Page 13 of 25 Pages

Operating income (defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) increased 17% to $129 million for the three month period ended June 30, 2002 from $111 million in the comparable prior year quarter and increased 16% to $261 million during the six month period ended June 30, 2002 as compared to $224 million in the comparable prior year six month period. Overall operating margins (defined as operating income divided by net revenues) were 16.0% and 15.4% during the three month periods ended June 30, 2002 and 2001, respectively, and 16.2% and 16.0% during the six month periods ended June 30, 2002 and 2001, respectively. Contributing to the increase in the overall operating margins during the three and six month periods of 2002, as compared to the comparable prior year periods, was a decrease in the provision for doubtful accounts. The provision for doubtful accounts, as a percentage of net revenues, decreased to 6.6% during the 2002 second quarter as compared to 8.7% during the 2001 second quarter and decreased to 6.9% during the 2002 six month period as compared to 8.4% in the comparable 2001 six month period. The improvement in the bad debt expense as a percentage of net revenues was primarily attributable to improved billing and collection procedures, an increase in collection of amounts previously reserved and more aggressive efforts to properly categorize charges related to charity care. The improvement in operating margins resulting from the decrease in the provision for doubtful accounts during the 2002 periods as compared to the comparable 2001 periods was partially offset by a significant increase in professional and general liability insurance expense and an increase in salaries, wages and benefits. The increase in professional and general liability insurance was caused by unfavorable pricing and availability trends of commercial insurance. As a result, as of January 1, 2002, the Company's subsidiaries assumed a greater portion of the hospital professional and general liability risk and the Company expects its total insurance expense including professional and general liability, property, auto and workers' compensation to increase approximately $25 million in 2002 as compared to 2001. The increase in salaries, wages and benefits was caused primarily by rising labor rates particularly in the area of skilled nursing. The Company expects the expense factors mentioned above to continue to pressure future operating margins.

Acute Care Services

On a same facility basis, net revenues at the Company's acute care hospitals located in the U.S. and Puerto Rico increased 8% in the 2002 second quarter as compared to the comparable 2001 quarter as admissions and patient days at these facilities increased 6% and 3%, respectively. The average length of stay at these facilities decreased to 4.6 days for three month period ended June 30, 2002 as compared to 4.7 days during the 2001 comparable quarter. Net revenues at these hospitals increased 10% during the six month period ended June 30, 2002 as compared to the comparable prior year period as admissions and patient days at these facilities increased 6% and 5%, respectively. The average length of stay at the acute care hospitals owned during both periods decreased to 4.7 days for the six month period ended June 30, 2002 as compared to 4.8 days during the 2001 comparable period.

In addition to the increase in inpatient volumes, the Company's same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations as well as an increase in Medicare reimbursements which commenced on April 1, 2001. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at the Company's acute care facilities located in the U.S. and Puerto Rico increased 1% and 4% during the three and six month periods ended June 30, 2002, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities increased 4% in each of the three and six month periods ended June 30, 2002, respectively, as compared to the comparable prior year periods. Included in the same facility acute care financial results and patient statistical data are the operating results generated at the 60-bed McAllen Heart Hospital which was acquired by the Company in March of 2001. Upon acquisition, the facility began operating under the same license as an integrated department of McAllen Medical Center and therefore the financial and statistical results are not separable.

Despite the increase in patient volume at the Company's acute care hospitals, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure

                              Page 14 of 25 Pages
to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Additionally, the hospital industry in the United States as well as the Company's acute care facilities continue to have significant unused capacity which has created substantial competition for patients. The Company expects the increased competition, admission constraints and payor pressures to continue. The increase in net revenue was negatively effected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 ("BBA-97") and discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company's acute care hospitals located in the U.S. and Puerto Rico, operating expenses, (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 82.6% and 82.5% for the three month periods ended June 30, 2002 and 2001, respectively, and 82.7% and 81.5% for the six month periods ended June 30, 2002 and 2001, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 17.4% and 17.5% during the three month periods ended June 30, 2002 and 2001, respectively, and 17.3% and 18.5% during the six month periods ended June 30, 2002 and 2001, respectively. On a same facility basis, operating expenses as a percentage of net revenues at the Company's acute care hospitals located in the U.S. and Puerto Rico were 82.2% and 82.5% for the three month periods ended June 30, 2002 and 2001, respectively, and 82.2% and 81.5% for the six month periods ended June 30, 2002 and 2001, respectively. Operating margins at these facilities were 17.8% and 17.5% during the three month periods ended June 30, 2002 and 2001, respectively, and 17.8% and 18.5% during the six month periods ended June 30, 2002 and 2001, respectively.

Favorably impacting the operating margins at the Company's acute care hospitals located in the U.S. and Puerto Rico during the 2002 periods as compared to the comparable prior year periods was a reduction in the provision for doubtful accounts which, as a percentage of net revenues, decreased to 7.7% and 8.1% for the three and six months ended June 30, 2002, respectively, as compared to 9.9% and 9.5% in the comparable prior year periods, respectively. This improvement was primarily caused by improved billing and collection procedures, an increase in the collection of amounts previously reserved and more aggressive efforts to properly categorize charges related to charity care. Unfavorably impacting the operating margins at these facilities during the three and six month periods ended June 30, 2002, as compared to the comparable prior year periods, was an increase in other operating expenses and salaries, wages and benefits. As a percentage of net revenues, other operating expenses increased to 24.0% and 23.7% for the three and six months ended June 30, 2002, respectively, as compared to 22.5% and 21.7% during the comparable prior year periods, respectively. The increase in other operating expenses was due primarily to a significant increase in professional and general liability insurance expense caused by unfavorable pricing and availability trends of commercial insurance, as mentioned above. Salaries, wages and benefits as a percentage of net revenues increased to 36.6% and 36.4% for the three and six month periods ended June 30, 2002, respectively, as compared to 35.5% in each of the comparable prior year periods. The increase in salaries, wages and benefits was due primarily to rising labor rates particularly in the area of skilled nursing. The Company expects the expense factors mentioned above to continue to pressure future operating margins.

Behavioral Health Services

Net revenues at the Company's behavioral health services facilities owned in both three month periods increased 2% during the three month period ended June 30, 2002 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 7% and 5%, respectively, during the three month period ended June 30, 2002 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods decreased to 12.0 days during the 2002 second quarter as compared to 12.4 days in the comparable prior year period. Net revenues at the Company's behavioral health services facilities owned in both six month periods increased 3% during the six month period ended June 30, 2002 as compared to the comparable prior year

                               Page 15 of 25 Pages
six month period. Admissions and patient days at these facilities increased 6% and 4%, respectively, during the six month period ended June 30, 2002 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods decreased to 11.9 days during the 2002 six month period as compared to 12.1 days in the comparable prior year period. Net revenue per adjusted admission (adjusted for outpatient activity) at the Company's behavioral heath care facilities owned in both periods decreased 4% and 2% during the three and six month periods ended June 30, 2002, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities decreased 1% during the second quarter of 2002 as compared to the prior year's second quarter and remained relatively unchanged during the six months ended June 30, 2002 as compared to the comparable prior year period.

At the Company's behavioral health care facilities, operating expenses (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 79.1% and 79.7% for the three month periods ended June 30, 2002 and 2001, respectively, and 79.5% and 80.0% for the six month periods ended June 30, 2002 and 2001, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 20.9% and 20.3% during the three month periods ended June 30, 2002 and 2001, respectively, and 20.5% and 20.0% in the comparable prior year periods, respectively. On a same facility basis, operating expenses as a percentage of net revenues and operating margins were the same as mentioned above for the three month periods ended June 30, 2002 and 2001 as all behavioral health care facilities were owned in both three month periods. On a same facility basis for the six month periods, operating expenses as a percentage of net revenues were 79.4% and 80.0% for the six month periods ended June 30, 2002 and 2001, respectively. Operating margins at these facilities were 20.6% and 20.0% during the six month periods ended June 30, 2002 and 2001, respectively. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $4.7 million and $3.7 million for the three months ended June 30, 2002 and 2001, respectively, and $10.6 million and $7.6 million for the six month periods ended June 30, 2002 and 2001, respectively. The minority interest expense includes the minority ownerships' share of the net income of four acute care facilities located in the U.S., three of which are located in Las Vegas, Nevada and one located in Washington, D.C, and nine acute care facilities located in France.

Depreciation and amortization expense decreased $1.3 million and $1.7 million during the three and six month periods ended June 30, 2002 as compared to the comparable prior year periods, respectively. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" and accordingly, ceased amortizing goodwill as of that date. For the year ended December 31, 2001, the Company recorded approximately $24 million of goodwill amortization expense or approximately $6 million and $12 million during the three and six month periods ended June 30, 2001. Partially offsetting the decrease caused by the adoption of SFAS No. 142 was an increase in depreciation expense during three and six month periods of 2002, as compared to the comparable 2001 periods, caused by depreciation expense attributable to capital additions and acquisitions.

The effective tax rate was 36.7% and 36.4% for the three months ended June 30, 2002 and 2001, respectively, and 36.7% and 36.4% for the six months ended June 30, 2002 and 2001, respectively.

General Trends

A significant portion of the Company's revenue is derived from fixed payment services, including Medicare and Medicaid which accounted for 44% and 42% of the Company's net patient revenues during the three month periods ended June 30, 2002 and 2001, respectively, and 42% and 41% during the six month periods ended June 30, 2002 and 2001, respectively. Within the statutory framework of the Medicare and Medicaid

                              Page 16 of 25 Pages
programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs and reimbursement is subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

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

In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company's business. BBA-97 called for the

                              Page 17 of 25 Pages
government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the following years. The act also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of reimbursement for outpatient services, bad debt expense and capital costs. Some of these reductions were reversed with the passage on December 15, 2000 of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA") which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. These increased reimbursements to hospitals pursuant to the terms of BIPA commenced in April, 2001. BBA-97 established the annual update for Medicare at market basket minus 1.1% in both fiscal years 2001 (October 1, 2000 and through September 30, 2001) and 2002 and BIPA revised the update at the full market basket in fiscal year 2001 and market basket minus .55% in fiscal years 2002 and 2003. Additionally, BBA-97 reduced reimbursement to hospitals for Medicare bad debts to 55% and BIPA increased the reimbursement to 70%, with an effective date for the Company of January 1, 2001. It is possible that future federal budgets will contain certain further reductions or increases in the rate of increase of Medicare and Medicaid spending.

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

Upon meeting certain conditions, and serving a disproportionately high share of Texas' and South Carolina's low income patients, five of the Company's facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state's disproportionate share hospital fund. Included in the Company's financial results was an aggregate of $8.8 million and $9.1 million for the three month periods ended June 30, 2002 and 2001, respectively, and $17.2 million and $15.5 million for the six month periods ended June 30, 2002 and 2001, respectively. Failure to renew these programs upon their scheduled termination date (June 30, 2002 for South Carolina and August 31, 2002 for Texas), or reductions in reimbursements, could have a material adverse effect on the Company's future results of operations.

                              Page 18 of 25 Pages

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

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 37% and 39% for the three month periods ended June 30, 2002 and 2001, respectively, and 39% and 37% for the six month periods ended June 30, 2002 and 2001, respectively, of the Company's net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company's facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past two years, the Company secured price increases from many of its commercial payors including managed care companies.

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

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO's liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company's liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO's estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next eight years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge during the fourth quarter of 2001, the Company evaluated all known factors at that time. As of June 30, 2002, these factors have not substantially changed. However, there can be no assurance that the Company's ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company's future results of operations.

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

The Company maintains a non-contributory defined benefit plan which covers employees of one of the Company's subsidiaries. The benefits are based on years of service and the employee's highest

                              Page 19 of 25 Pages
compensation for any five years of employment. The Company's funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA. The plan had invested assets with a market value as of June 30, 2002 of $46.6 million of which 70% were invested in equity based securities and 30% in fixed income securities. As a result of the unfavorable general market conditions and lower than anticipated returns on assets, there can be no assurance that the Company's future expense and required fundings related to this plan will not be substantially higher than those experienced in previous years.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $134 million during the six months ended June 30, 2002 and $153 million during the comparable prior year period. The $19 million decrease during the 2002 six month period as compared to the 2001 comparable period was primarily attributable to: (i) a favorable $19 million change due to an increase in net income plus the addback of adjustments to reconcile net

                               Page 20 of 25 Pages
cash provided by operating activities (depreciation & amortization, accretion of discount on convertible debentures and losses on foreign exchange and derivative transactions); (ii) a $34 million unfavorable change in accounts receivable;
(iii) a $13 million unfavorable change in accrued and deferred income taxes, and; (iv) $9 million of other net favorable working capital changes.

The Company spent approximately $97 million during the first six months of 2002 and $69 million during the first six months of 2001 to finance capital expenditures. The Company expects to spend an additional $103 million to $128 million to finance capital expenditures during the second half of 2002 thereby making the estimated capital expenditures for the full year of 2002 approximately $200 to $225 million. Included in the 2002 projected capital expenditures will be the remaining expenditures on the new George Washington University Hospital located in Washington, D.C (scheduled to open in late August, 2002), a major renovation and modernization of Auburn Regional Medical Center located in Auburn, Washington (scheduled to be completed in December of 2002), the first phase of a new 176-bed acute care hospital located in Las Vegas, Nevada (projected to be completed in the third quarter of 2003), a major new cardiology wing and bed expansion of Northwest Texas Healthcare System located in Amarillo, Texas (projected to be completed in the third quarter of 2003) and construction of a new 120-bed acute care hospital in Manatee County, Florida (scheduled to open in late fourth quarter of 2003).

As of June 30, 2002, the Company had $333 million of unused borrowing capacity under the terms of its $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $38 million was available at March 31, 2002. The interest rate on borrowings is determined at the Company's option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company's leverage ratio. As of June 30, 2002, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements.

As of June 30, 2002, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company's accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed in October of each year. The commercial paper program has been renewed for the period of October 24, 2001 through October 23, 2002.

During 2002, a majority-owned subsidiary of the Company entered into a senior line of credit agreement denominated in Euros amounting to 45.8 million Euros ($42.7 million based on the end of period currency exchange rate). The loan, which is non-recourse to the Company, amortizes to zero over the life of the agreement and matures on December 31, 2007. Interest on the loan is at the option of the Company's majority-owned subsidiary and can be based on the one, two, three or six month EURIBOR plus a spread of 2.5%. The Company's majority-owned subsidiary also entered into an interest rate swap agreement, denominated in Euros, as a hedge to this debt facility. The initial notional principal amount of the swap is 30.5 million Euros ($28.5 million) decreasing to
27.5 million Euros on December 30, 2002 ($25.6 million), 23.4 million Euros on December 30, 2003 ($21.8 million) and 18.3 million Euros on December 30, 2004 ($17.1 million). The swap matures on June 30, 2005. The swap requires the Company's majority-owned subsidiary to pay a fixed rate of 4.715% and receive a variable rate equal to the six month EURIBOR. As of June 30, 2002, the variable rate on the swap was 3.5%.

The Company's total debt as a percentage of total capitalization was 43% at June 30, 2002 and 47% at December 31, 2001.

In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

                              Page 21 of 25 Pages

During 1998 and 1999, the Company's Board of Directors approved stock purchase programs authorizing the Company to purchase up to 12 million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased an additional 77,342 shares during the six months ended June 30, 2002 at an average purchase price of $39.67 per share ($3.1 million in the aggregate). Since inception of the stock purchase program in 1998 through June 30, 2002, the Company purchased a total of 7,881,157 shares at an average purchase price of $18.13 per share ($142.9 million in the aggregate).

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

                              Pages 22 of 25 Pages

                           PART II. OTHER INFORMATION

                UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures in 2002 other than the changes as described below. Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2001.

During 2002, a majority-owned subsidiary of the Company entered into a senior line of credit agreement denominated in Euros amounting to 45.8 million Euros ($42.7 million based on the end of period currency exchange rate). The loan, which is non-recourse to the Company, amortizes to zero over the life of the agreement and matures on December 31, 2007. Interest on the loan is at the option of the Company's majority-owned subsidiary and can be based on the one, two, three or six month EURIBOR plus a spread of 2.5%. The Company's majority-owned subsidiary also entered into an interest rate swap agreement, denominated in Euros, as a hedge to this debt facility. The initial notional principal amount of the swap is 30.5 million Euros ($28.5 million) decreasing to
27.5 million Euros on December 30, 2002 ($25.6 million), 23.4 million Euros on December 30, 2003 ($21.8 million) and 18.3 million Euros on December 30, 2004 ($17.1 million). The swap matures on June 30, 2005. The swap requires the Company's majority-owned subsidiary to pay a fixed rate of 4.715% and receive a variable rate equal to the six month EURIBOR. As of June 30, 2002, the variable rate on the swap was 3.5%. The debt and swap notional amounts show below are denominated in Euros and have been converted to U.S. dollars using the end of period currency exchange rate.

                  Maturity Date, Fiscal Year Ending December 31
                             (Dollars in thousands)

                                    2002        2003       2004      2005       2006    Thereafter     Total
-------------------------------------------------------------------------------------------------------------
Variable Rate
Long-term debt:                  $  4,268    $ 5,697    $ 7,116   $ 8,545    $ 8,545      $  8,554   $ 42,725

Interest rate swaps:
  Pay fixed/receive variable:
  Notional amounts:              $ 28,483     25,637    $21,841   $17,097
  Average pay rate:                 4.715%     4.715%     4.715%    4.715%
  Average receive rate:           6 Month    6 Month    6 Month   6 Month
                                  EURIBOR    EURIBOR    EURIBOR   EURIBOR

                              Page 23 of 25 Pages

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The following information relates to matters submitted to the election of shareholders of Universal Health Services, Inc. (the "Company") at the Annual Meeting of Stockholders held on May 15, 2002.

(b) Not applicable

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Company's stockholders were approved by the votes indicated:

    Election by Class A & Class C stockholders of Class III Director, Alan B.
    Miller:

      Votes cast in favor                    4,624,582
      Votes against                                  0

    Election by Class B & Class D stockholders of Class III Director, John F. Williams, Jr., M.D., Ed.D:

      Votes cast in favor                   48,374,654
      Votes withheld                         1,184,931

    Adoption of the Company's Executive Incentive Plan:

      Votes cast in favor                   47,672,523
      Votes withheld                           159,181

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:
      None

(b) Report on Form 8-K dated June 18, 2002, reported under Item 4, Changes in Registrant's Certifying Accountant, that Universal Health Services, Inc. (the "Company") informed its independent accountants, Arthur Andersen LLP, that they would be dismissed effective as of June 18, 2002 and that the Company retained KPMG LLP as its independent accountants, effective as of June 18, 2002.

11. Statement re computation of per share earnings is set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements.

                All other items of this Report are inapplicable.

                               Page 24 of 25 Pages

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

                                      Universal Health Services, Inc.
                                               (Registrant)


Date: August 13, 2002                 /s/ Alan B. Miller
                                      -----------------------------------
                                      Alan B. Miller, President and
                                      Chief Executive Officer


                                      /s/ Kirk E. Gorman
                                      -----------------------------------
                                      Kirk E. Gorman, Senior Vice President and
                                      Chief Financial Officer
                                      Principal Financial Officer and
                                      Duly Authorized Officer).

                              Page 25 of 25 Pages