Form 10-Q
period 2002-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2002-11-13
CIK 352915

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-10765

UNIVERSAL HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	23-2077891 (I.R.S. Employer Identification No.)

         UNIVERSAL CORPORATE CENTER
         367 SOUTH GULPH ROAD
         KING OF PRUSSIA, PENNSYLVANIA     19406
         (Address of principal executive office)          (Zip Code)

Registrant’s telephone number, including area code (610) 768-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2002:

Class A Class B Class C Class D	3,328,404 56,841,048 335,800 35,780

Page 1 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

SIGNATURES	26

CERTIFICATIONS	27 & 28

Page 2 of 28 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000s omitted except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$813,104	$720,784	$2,423,420	$2,116,329

Operating charges:
Salaries, wages and benefits	323,331	282,225	964,633	832,785
Other operating expenses	196,007	167,958	586,199	488,740
Supplies expense	106,382	94,275	313,747	276,622
Provision for doubtful accounts	62,590	68,682	173,329	186,587
Depreciation and amortization	30,136	32,587	90,444	94,630
Lease and rental expense	15,609	13,884	46,089	39,994
Interest expense, net	8,381	9,846	25,498	28,808

	742,436	669,457	2,199,939	1,948,166

Income before minority interests, effect of foreign exchange and derivative transactions and income taxes	70,668	51,327	223,481	168,163
Minority interests in earnings of consolidated entities	4,924	3,700	15,485	11,324
Losses on foreign exchange and derivative transactions	255	108	270	1,509

Income before income taxes	65,489	47,519	207,726	155,330
Provision for income taxes	24,038	17,265	76,255	56,515

Net income	$41,451	$30,254	$131,471	$98,815

Earnings per common share - basic	$0.69	$0.50	$2.20	$1.65

Earnings per common share - diluted	$0.65	$0.48	$2.05	$1.56

Weighted average number of common shares – basic	59,883	59,921	59,893	59,889
Weighted average number of common share equivalents	7,292	7,496	7,266	7,373

Weighted average number of common shares and equivalents – diluted	67,175	67,417	67,159	67,262

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000s omitted, unaudited)

	September 30, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$15,794	$22,848
Accounts receivable, net	472,316	418,083
Supplies	58,597	54,764
Deferred income taxes	27,769	25,227
Other current assets	28,377	27,340

Total current assets	602,853	548,262

Property and equipment	1,824,457	1,625,807
Less: accumulated depreciation	(670,205)	(594,602)

	1,154,252	1,031,205

Other assets:
Goodwill	408,500	372,627
Deferred charges	15,340	16,533
Other	75,004	145,957

	498,844	535,117

	$2,255,949	$2,114,584

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,495	$2,436
Accounts payable and accrued liabilities	356,667	319,395
Federal and state taxes	910	885

Total current liabilities	361,072	322,716

Other noncurrent liabilities	130,087	110,385

Minority interest	133,303	125,914

Long-term debt, net of current maturities	658,065	718,830

Deferred income taxes	26,501	28,839

Common stockholders’ equity:
Class A Common Stock, 3,848,886 shares outstanding in 2002, 3,848,886 in 2001	38	38
Class B Common Stock, 56,178,156 shares outstanding in 2002, 55,603,686 in 2001	562	556
Class C Common Stock, 387,848 shares outstanding in 2002, 387,848 in 2001	4	4
Class D Common Stock, 36,202 shares outstanding in 2002, 39,109 in 2001	—	—
Capital in excess of par, net of deferred compensation of $15,580 in 2002 and $203 in 2001	148,943	137,400
Retained earnings	807,535	676,064
Accumulated other comprehensive loss	(10,161)	(6,162)

	946,921	807,900

	$2,255,949	$2,114,584

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000s omitted - unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$131,471	$98,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	90,444	94,630
Accretion of discount on convertible debentures	8,514	8,100
Losses on foreign exchange and derivative transactions	270	1,509
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(31,417)	14,513
Accrued interest	3,051	(1,101)
Accrued and deferred income taxes	290	20,471
Other working capital accounts	18,400	24,867
Other assets and deferred charges	(2,847)	(1,703)
Increase in working capital at acquired facilities	—	(15,304)
Other	1,212	(2,112)
Minority interest in earnings of consolidated entities, net of distributions	7,388	1,946
Accrued insurance expense, net of commercial premiums paid	41,941	18,368
Payments made in settlement of self-insurance claims	(23,536)	(9,588)

Net cash provided by operating activities	245,181	253,411

Cash Flows from Investing Activities:
Property and equipment additions, net	(156,684)	(111,545)
Acquisition of businesses	—	(184,088)
Proceeds received from divestitures, net	1,750	—

Net cash used in investing activities	(154,934)	(295,633)

Cash Flows from Financing Activities:
Additional borrowings, net of financing costs	39,311	110,521
Reduction of long-term debt	(129,895)	(49,906)
Issuance of common stock	1,786	1,856
Repurchase of common shares	(8,503)	(6,203)

Net cash (used in) provided by financing activities	(97,301)	56,268

(Decrease) increase in cash and cash equivalents	(7,054)	14,046
Cash and cash equivalents, Beginning of Period	22,848	10,545

Cash and cash equivalents, End of Period	$15,794	$24,591

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,933	$21,809

Income taxes paid, net of refunds	$74,726	$35,360

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      General

The consolidated financial statements include the accounts of Universal Health Services, Inc. (the “Company”), its majority-owned subsidiaries and partnerships controlled by the Company or its subsidiaries as managing general partner. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, significant accounting policies and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2)      Related Party Transactions

At September 30, 2002, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). The Company serves as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which the Company conducts the Trust’s day-to-day affairs, provides administrative services and presents investment opportunities. In connection with this advisory agreement, the Company earned an advisory fee from the Trust of approximately $350,000 in each of the three month periods ended September 30, 2002 and 2001 and $1 million in each of the nine month periods ended September 30, 2002 and 2001 which are included in net revenues in the accompanying consolidated statements of income. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company’s pre-tax share of income from the Trust was $400,000 and $300,000 during the three month periods ended September 30, 2002 and 2001, respectively, and $1.1 million and $900,000 during the nine month periods ended September 30, 2002 and 2001, respectively, and is included in net revenues in the accompanying consolidated statements of income. As of September 30, 2002, the Company leased six hospital facilities from the Trust with terms expiring in 2003 through 2006. These leases contain up to six 5-year renewal options. Total rent expense under these operating leases was $4.3 and $4.1 million during the three month periods ended September 30, 2002 and 2001, respectively, and $12.8 million and $12.3 million during the nine month periods ended September 30, 2002 and 2001, respectively.

(3)      Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of the Company’s professional and general liability, compensation accruals, and pension liability.

Minority interest consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada, a 20% outside ownership in an acute care facility located in Washington D.C. and a 20% outside ownership interest in an operating company that owns nine hospitals in France.

(4)      Commitment and Contingencies

Under certain agreements, the Company has committed or guaranteed an aggregate of $26 million related principally to the Company’s self-insurance programs and as support for various debt instruments and loan guarantees. Excluded from this amount is a $29 million surety bond related to the Company’s 1997

Page 6 of 28 Pages

acquisition of an 80% ownership interest in The George Washington University Hospital which was cancelled effective October 1, 2002.

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company. The policies provided for a self-insured retention limit for professional and general liability claims for the Company’s subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintained excess coverage up to $100 million with other major insurance carriers.

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO’s liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company’s liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by the Company. Management expects that the net cash payments related to these claims, after reimbursements from state funds and/or PHICO’s estate, will be made over the next five to seven years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge during the fourth quarter of 2001, Management evaluated all known factors at that time. As of September 30, 2002, these factors have not substantially changed. However, there can be no assurance that the Company’s ultimate liability will not be materially different than the estimate originally recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company’s future results of operations.

(5)      Financial Instruments

         Fair Value Hedges: The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. During the three months ended September 30, 2002, the Company recorded a decrease of $5.9 million in other non-current liabilities to recognize the fair value of these swaps and a $5.9 million increase in long-term debt to recognize the difference between the carrying value and fair value of the related hedged liability. During the nine months ended September 30, 2002, the Company recorded a decrease of $8.3 million in other non-current liabilities to recognize the fair value of these swaps and a $8.3 million increase in long-term debt to recognize the difference between the carrying value and fair value of the related hedged liability. During the three and nine month periods ended September 30, 2001, the Company recorded increases of $100,000 and $2.2 million, respectively, in other assets and long-term debt to recognize the increased value of the fair-value hedging instruments.

         Cash Flow Hedges: As of September 30, 2002, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of September 30, 2002, the floating rate on this $125 million interest rate swaps was 1.75%. Also as of September 30, 2002, a majority-owned subsidiary of the Company has a fixed rate swap denominated in Euros with an initial notional principal amount of 30.5 million Euros which decreases to 27.5 million Euros in December, 2002, 23.4 million Euros in December, 2003 and 18.3 million Euros in December, 2004. The swap expires in June, 2005. As of September 30, 2002, the variable rate on the swap was 3.5%.

During the three months ended September 30, 2002 and 2001, the Company recorded in other comprehensive income (“OCI”), pre-tax losses of $5.6 million ($3.6 million after-tax) and $9.6 million ($6.1 million after-tax), respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. During the nine months ended September 30, 2002 and 2001, the Company recorded in OCI, pre-tax losses of $6.8 million ($4.3 million after-tax) and $12.7 million ($8.0 million after-tax), respectively, to recognize the change in fair value of all derivatives that

Page 7 of 28 Pages

are designated as cash flow hedging instruments. The income or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from September 30, 2002, it is expected that $6.4 million of pre-tax net losses in accumulated OCI will be reclassified into earnings within the next twelve months. The Company also recorded an after-tax charge of $161,000 and $133,000 during the three and nine months ended September 30, 2002, respectively, and $68,000 and $133,000 during the nine months ended September 30, 2001, to recognize the ineffective portion of the cash flow hedging instruments. As of September 30, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

(6)      New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method and establishes criteria for the recognition of intangible assets apart from goodwill. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 required the Company to cease amortizing goodwill that existed as of June 30, 2001. Recorded goodwill balances will be reviewed for impairment at least annually and written down if the carrying value of the goodwill balance exceeds its fair value.

The Company adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased amortizing goodwill as of that date. As required by SFAS No. 142, the Company performed an impairment test on goodwill as of January 1, 2002, which indicated no impairment of goodwill. Management has designated September 1st as the Company’s annual impairment assessment date and performed its impairment assessment as of September 1, 2002 which indicated no impairment of goodwill. Goodwill amortization in 2001 was approximately $24 million on a pre-tax basis and approximately $15.6 million or $0.24 per diluted share on an after-tax basis.

The following table sets forth the computation of basic and diluted earnings per share on a pro-forma basis assuming that SFAS No. 142 was adopted on January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Reported net income	$41,451	$30,254	$131,471	$98,815
Add back: goodwill amortization after-tax	—	3,923	—	11,700

Adjusted net income	$41,451	$34,177	$131,471	$110,515

Basic earnings per share:
Reported net income	$0.69	$0.50	$2.20	$1.65
Goodwill amortization	—	0.07	—	0.20

Adjusted net income	$0.69	$0.57	$2.20	$1.85

Diluted earnings per share:
Reported net income	$0.65	$0.48	$2.05	$1.56
Goodwill amortization	—	0.06	—	0.18

Adjusted net income	$0.65	$0.54	$2.05	$1.74

Page 8 of 28 Pages

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002 were as follows (in thousands) :

	Acute Care Services	Behavioral Health Services	Other	Total Consolidated

Balance, January 1, 2002	$277,692	$54,122	$40,813	$372,627
Goodwill acquired during the period	31,988	328	3,557	35,873

Balance, September 30, 2002	$309,680	$54,450	$44,370	$408,500

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective January 1, 2003 for the Company, with earlier adoption permitted. Management does not believe that this Statement will have a material effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. This Statement also supersedes Accounting Principles Board Opinion (APB) No. 30 provisions related to accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Company adopted the provisions of this Statement as of January 1, 2002. The adoption of this Statement did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Statement generally requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. The Statement is effective for all exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Management does not believe that this Statement will have a material effect on the Company’s financial statements.

(7)      Segment Reporting

The Company’s reportable operating segments consist of acute care services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the Company’s other operating entities including outpatient surgery and radiation centers and an 80% ownership interest in an operating company that owns nine hospitals located in France. The financial and statistical data presented for the nine hospitals located in France is for the three and nine month periods ended August 31st as these facilities are included in the Company’s annual statements on the basis of the year ended November 30th. The chief operating decision making group for the Company’s acute care services and behavioral health care services located in the U.S. and Puerto Rico is comprised of the Company’s President and Chief Executive Officer, and the lead executives of each of the Company’s two primary operating segments. The lead executive for each operating segment also manages the profitability of each respective segment’s various hospitals. The acute care and behavioral health services’ operating segments are managed separately because each operating

Page 9 of 28 Pages

segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2001, except for the adoption of SFAS Nos. 142 and 144, effective January 1, 2002. There was no impact on the segment data presented as a result of the adoption of these pronouncements.

	Three Months Ended September 30, 2002

	Acute Care Services	Behavioral Health Services	Other	Total Consolidated

	(Dollar amounts in thousands)

Gross inpatient revenues	$1,270,856	$247,693	$22,597	$1,541,146
Gross outpatient revenues	$458,549	$34,420	$40,809	$533,778
Total net revenues	$630,812	$140,398	$41,894	$813,104
Operating income (a)	$104,986	$26,932	($7,124)	$124,794
Total assets as of 9/30/02	$1,660,552	$275,226	$320,171	$2,255,949
Licensed beds	5,846	3,749	1,083	10,678
Available beds	4,764	3,605	1,083	9,452
Patient days	304,497	253,190	70,852	628,539
Admissions	66,401	21,542	14,121	102,064
Average length of stay	4.6	11.8	5.0	6.2

	Three Months Ended September 30, 2001

	Acute Care Services	Behavioral Health Services	Other	Total Consolidated

	(Dollar amounts in thousands)

Gross inpatient revenues	$983,820	$229,746	$16,112	$1,229,678
Gross outpatient revenues	$356,669	$33,787	$36,467	$426,923
Total net revenues	$553,874	$133,779	$33,131	$720,784
Operating income (a)	$93,515	$24,391	($10,262)	$107,644
Total assets as of 9/30/01	$1,463,400	$284,512	$263,332	$2,011,244
Licensed beds	5,589	3,744	894	10,227
Available beds	4,738	3,600	894	9,232
Patient days	275,838	241,234	58,426	575,498
Admissions	58,889	20,251	12,280	91,420
Average length of stay	4.7	11.9	4.8	6.3

	Nine Months Ended September 30, 2002

	Acute Care Services	Behavioral Health Services	Other	Total Consolidated

	(Dollar amounts in thousands)

Gross inpatient revenues	$3,799,360	$738,327	$67,936	$4,605,623
Gross outpatient revenues	$1,339,967	$112,170	$117,989	$1,570,126
Total net revenues	$1,875,128	$425,942	$122,350	$2,423,420

Page 10 of 28 Pages

Operating income (a)	$320,809	$85,341	($20,638)	$385,512
Total assets as of 9/30/02	$1,660,552	$275,226	$320,171	$2,255,949
Licensed beds	5,846	3,749	1,083	10,678
Available beds	4,773	3,605	1,083	9,461
Patient days	928,562	757,174	235,977	1,921,713
Admissions	198,866	63,969	47,237	310,072
Average length of stay	4.7	11.8	4.9	6.2

	Nine Months Ended September 30, 2001

	Acute Care Services	Behavioral Health Services	Other	Total Consolidated

	(Dollar amounts in thousands)

Gross inpatient revenues	$2,995,352	$690,261	$33,347	$3,718,960
Gross outpatient revenues	$1,061,926	$107,922	$105,137	$1,274,985
Total net revenues	$1,629,659	$406,510	$80,160	$2,116,329
Operating income (a)	$292,592	$79,073	($40,070)	$331,595
Total assets as of 9/30/01	$1,463,400	$284,512	$263,332	$2,011,244
Licensed beds	5,487	3,726	519	9,732
Available beds	4,636	3,582	519	8,737
Patient days	842,205	718,329	110,632	1,671,166
Admissions	178,005	59,759	23,497	261,261
Average length of stay	4.7	12.0	4.7	6.4

(a)	Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts.

Below is a reconciliation of consolidated operating income to consolidated net income before income taxes:

	Three Months Ended September 30, (amounts in thousands)

	2002	2001

Consolidated operating income	$124,794	$107,644
Less: Depreciation & amortization	30,136	32,587
Lease & rental expense	15,609	13,884
Interest expense, net	8,381	9,846
Minority interests in earnings of consolidated entities	4,924	3,700
Losses on foreign exchange and derivative transactions	255	108

Consolidated income before income taxes	$65,489	$47,519

Page 11 of 28 Pages

	Nine Months Ended September 30, (amounts in thousands)

	2002	2001

Consolidated operating income	$385,512	$331,595
Less: Depreciation & amortization	90,444	94,630
Lease & rental expense	46,089	39,994
Interest expense, net	25,498	28,808
Minority interests in earnings of consolidated entities	15,485	11,324
Losses on foreign exchange and derivative transactions	270	1,509

Consolidated income before income taxes	$207,726	$155,330

(8)      Earnings Per Share Data (“EPS”)

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Basic:
Net income	$41,451	$30,254	$131,471	$98,815
Average shares outstanding	59,883	59,921	59,893	59,889

Basic EPS	$0.69	$0.50	$2.20	$1.65

Diluted:
Net income	$41,451	$30,254	$131,471	$98,815
Add discounted convertible debenture interest, net of income tax effect	2,134	2,051	6,317	6,070

Totals	$43,585	$32,305	$137,788	$104,885

Average shares outstanding	59,883	59,921	59,893	59,889
Net effect of dilutive stock options and grants based on the treasury stock method	714	918	688	795
Assumed conversion of discounted convertible debentures	6,578	6,578	6,578	6,578

Page 12 of 28 Pages

Totals	67,175	67,417	67,159	67,262

Diluted EPS	$0.65	$0.48	$2.05	$1.56

(9)      Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Consolidated Statements of Income. The components of comprehensive income, net of income taxes, (except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries) are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income	$41,451	$30,254	$131,471	$98,815
Other comprehensive income (loss):
Foreign currency translation adjustments	92	(2,158)	273	(1,376)
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income (net of income tax effect)	—	—	—	(4,779)
Unrealized derivative losses on cash flow hedges (net of income tax effect)	(3,536)	(6,090)	(4,272)	(8,023)

Comprehensive income	$38,007	$22,006	$127,472	$84,637

(10)      Other Matters

During the third-quarter of 2002, the Company restructured certain elements of its long-term incentive compensation plans in response to recent changes in regulations relating to such plans. Prior to the third quarter of 2002, the Company loaned employees funds (“Loan Program”) to pay the income tax liabilities incurred upon the exercise of their stock options. Advances pursuant to the Loan Program were secured by full recourse promissory notes that were forgiven after three years, if the borrower remained employed by the Company. If the forgiveness criterion was not met, the employee was required to repay the loan at the time of separation.

During the third quarter of 2002, this Loan Program was terminated. As a replacement long-term incentive plan, the Compensation Committee of the Company’s Board of Directors approved the issuance of 579,855 shares of restricted stock to various officers and employees pursuant to the Company’s 2001 Employees’ Restricted Stock Purchase Plan (“Restricted Stock”). The number of shares and the current value of the Restricted Stock issued to each employee were based on the estimated benefits lost by that employee as a result of the termination of the Loan Program. The Restricted Stock is scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. Included in the Restricted Stock granted was 319,490 restricted shares issued to the Company’s Chief Executive Officer (“CEO”) which are also scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award, however, subject to stockholder approval of certain amendments to the Restricted Stock Purchase Plan, these shares will be awarded only if the Company achieves a 14% cumulative increase in earnings during the two-year period ended December 31, 2004, as compared to the year ended December 31, 2002.

In connection with the Loan Program, it was the Company’s policy to charge compensation expense for the loan forgiveness over the employees’ estimated service period or approximately six years on average. As of September 30, 2002, the Company had $21 million of loans outstanding in connection with the Loan Program ($16 million of which was loaned to officers of the Company), of which approximately

Page 13 of 28 Pages

$18 million was charged to compensation expense through that date. The balance will be charged to compensation expense over the remaining service periods (through March, 2007), assuming the forgiveness criteria are met. In addition, as of July 1, 2002, the Company had recorded an additional accrual of approximately $14.5 million related to the estimated benefits earned under the Loan Program for which loans had yet been extended. As a result of the termination of the Loan Program, this accrued liability was adjusted by reducing compensation expense by $14.5 million during the third quarter of 2002 since the Company does not have any future obligations related to the benefits that employees might have been entitled to if the Loan Program had continued.

Since the Restricted Stock awards were primarily intended to replace the benefits that had been earned under the Loan Program, a portion of the awards was attributable to services rendered by employees in prior periods. Accordingly, in connection with the issuance of the Restricted Stock awards during the third quarter of 2002, the Company recorded approximately $14.1 million of compensation expense which represented the prior service portion of the expense related to the Restricted Stock awards. The remaining expense associated with the Restricted Stock awards (estimated at $15.6 million as of September 30, 2002, but subject to adjustment based on the market value of the shares granted to the Company’s CEO) will be recorded over the vesting periods of the awards (through the third quarter of 2007), assuming the recipients remain employed by the Company.

In connection with the long-term incentive plans described above, the Company recorded net compensation expense/(income) of ($200,000) and $2.8 million for the three and nine months ended September 30, 2002, respectively, and $2.0 million and $8.9 million for the three and nine months ended September 30, 2001, respectively.

Page 14 of 28 Pages

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company’s revenues are produced by a small number of its total facilities; possible unfavorable changes in the levels and terms of reimbursement for the Company’s charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including nurses and physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company’s ability to finance growth on favorable terms and, other factors referenced in the Company’s 2001 Form 10-K or herein. Additionally, the Company’s financial statements reflect large amounts due from various commercial payors and there can be no assurance that failure of the payors to remit amounts due to the Company will not have a material adverse effect on the Company’s future results of operations. Also, the Company has experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance. As a result, the Company has assumed a greater portion of its liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company which are self-insured, will not have a material adverse effect on the Company’s future results of operations. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

Net revenues increased 13% to $813 million for the three months ended September 30, 2002 as compared to $721 million during last year’s third quarter and increased 15% to $2.4 billion during the nine months ended September 30, 2002 as compared to $2.1 billion during the comparable prior year period. The $92 million increase in net revenues during the 2002 third quarter, as compared to the comparable prior year quarter, was attributable primarily to: (i) a $58 million or 8% increase in net revenues generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities owned during both periods for the reasons described below, and; (ii) $33 million of revenues generated at acute care hospitals located in the U.S. and France purchased subsequent to the third quarter of 2001. The $307 million increase in net revenues during the nine month period ended September 30, 2002, as compared to the comparable prior year nine month period, was due primarily to: (i) a $170 million or 8% increase in net revenues generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities owned during both periods, and; (ii) $133 million of revenues generated at acute care hospitals located in the U.S. and France, and behavioral health care facilities, purchased at various times subsequent to January 1, 2001.

Net revenues from the Company’s acute care facilities (including the nine hospitals located in France) and ambulatory treatment centers accounted for 83% and 82% of consolidated net revenues during the three and nine month periods ended September 30, 2002, respectively, and 81% of consolidated net revenues during the three and nine month periods ended September 30, 2001. Net revenues from the

Page 15 of 28 Pages

Company’s behavioral health services facilities accounted for 17% and 18% of consolidated net revenues during the three and nine month periods ended September 30, 2002, respectively, and 19% of consolidated net revenues for the three and nine month periods ended September 30, 2001.

Operating income (defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) increased 16% to $125 million for the three month period ended September 30, 2002 from $108 million in the comparable prior year quarter and increased 16% to $386 million during the nine month period ended September 30, 2002 as compared to $332 million in the comparable prior year nine month period. Overall operating margins (defined as operating income divided by net revenues) were 15.3% and 14.9% during the three month periods ended September 30, 2002 and 2001, respectively, and 15.9% and 15.7% during the nine month periods ended September 30, 2002 and 2001, respectively. The increase in the overall operating margins during the three and nine month periods of 2002, as compared to the comparable prior year periods, resulted from a decrease in the provision for doubtful accounts which, as a percentage of net revenues, decreased to 7.7% during the 2002 third quarter as compared to 9.5% during the 2001 third quarter and decreased to 7.2% during the 2002 nine month period as compared to 8.8% in the comparable 2001 nine month period.

The improvement in the bad debt expense as a percentage of net revenues was primarily attributable to more aggressive efforts to properly categorize charges related to charity care, improved billing and collection procedures and an increase in collection of amounts previously reserved. The improvement in operating margins resulting from the decrease in the provision for doubtful accounts during the 2002 periods as compared to the comparable 2001 periods was partially offset by a significant increase in professional and general liability insurance expense and an increase in salaries, wages and benefits. The increase in professional and general liability insurance was caused by unfavorable pricing and availability trends of commercial insurance. As a result, as of January 1, 2002, the Company’s subsidiaries assumed a greater portion of the hospital professional and general liability risk. On an annual basis, total insurance expense, including professional and general liability, property, auto and workers’ compensation will be approximately $25 million higher in 2002 as compared to 2001. The increase in salaries, wages and benefits was caused primarily by rising labor rates particularly in the area of skilled nursing. Management expects the expense factors mentioned above to continue to pressure future operating margins.

Acute Care Services

On a same facility basis, net revenues at the Company’s acute care hospitals located in the U.S. and Puerto Rico increased 9% in the 2002 third quarter as compared to the comparable 2001 quarter as admissions and patient days at these facilities increased 8% and 6%, respectively. The average length of stay at these facilities decreased to 4.6 days for the three month period ended September 30, 2002 as compared to 4.7 days during the 2001 comparable quarter. Net revenues at these hospitals increased 9% during the nine month period ended September 30, 2002 as compared to the comparable prior year period as admissions and patient days at these facilities increased 7% and 5%, respectively. The average length of stay at the acute care hospitals owned during both periods remained unchanged at 4.7 days in each nine month period ended September 30, 2002 and 2001.

In addition to the increase in inpatient volumes, the Company’s same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations as well as an increase in Medicare reimbursements which commenced on April 1, 2001. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s acute care facilities located in the U.S. and Puerto Rico increased 1% and 3% during the three and nine month periods ended September 30, 2002, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities increased 3% and 4% during the three and nine month periods ended September 30, 2002, respectively, as compared to the comparable prior year periods. Included in the same facility acute care financial results and patient statistical data are the operating results generated at the 60-bed McAllen Heart Hospital which was acquired by the Company in March of 2001. Upon acquisition, the facility began

Page 16 of 28 Pages

operating under the same license as an integrated department of McAllen Medical Center and therefore the financial and statistical results are not separable.

Despite the increase in patient volume at the Company’s acute care hospitals, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The increase in net revenue was negatively affected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (“BBA-97”) and discounts to insurance and managed care companies (see General Trends for additional disclosure). The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company’s acute care hospitals located in the U.S. and Puerto Rico, operating expenses, (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 83.4% and 83.1% for the three month periods ended September 30, 2002 and 2001, respectively, and 82.9% and 82.0% for the nine month periods ended September 30, 2002 and 2001, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 16.6% and 16.9% during the three month periods ended September 30, 2002 and 2001, respectively, and 17.1% and 18.0% during the nine month periods ended September 30, 2002 and 2001, respectively. On a same facility basis, operating expenses as a percentage of net revenues at the Company’s acute care hospitals located in the U.S. and Puerto Rico were 83.0% and 83.1% for the three month periods ended September 30, 2002 and 2001, respectively, and 82.5% and 82.0% for the nine month periods ended September 30, 2002 and 2001, respectively. Operating margins at these facilities were 17.0% and 16.9% during the three month periods ended September 30, 2002 and 2001, respectively, and 17.5% and 18.0% during the nine month periods ended September 30, 2002 and 2001, respectively.

Favorably impacting the operating margins at the Company’s acute care hospitals located in the U.S. and Puerto Rico during the 2002 periods as compared to the comparable prior year periods was a reduction in the provision for doubtful accounts which, as a percentage of net revenues, decreased to 8.9% and 8.3% for the three and nine months ended September 30, 2002, respectively, as compared to 11.0% and 10.0% in the comparable prior year periods, respectively. This improvement was primarily attributable to more aggressive efforts to properly categorize charges related to charity care, improved billing and collection procedures and an increase in collection of amounts previously reserved. Unfavorably impacting the operating margins at these facilities during the three and nine month periods ended September 30, 2002, as compared to the comparable prior year periods, was an increase in other operating expenses and salaries, wages and benefits. As a percentage of net revenues, other operating expenses increased to 23.8% and 23.7% for the three and nine months ended September 30, 2002, respectively, as compared to 22.4% and 21.9% during the comparable prior year periods, respectively. The increase in other operating expenses was due primarily to a significant increase in professional and general liability insurance expense caused by unfavorable pricing and availability trends of commercial insurance, as mentioned above. Salaries, wages and benefits as a percentage of net revenues increased to 36.2% and 36.4% for the three and nine month periods ended September 30, 2002, respectively, as compared to 35.1% and 35.4% during the comparable prior year periods, respectively. The increase in salaries, wages and benefits was due primarily to rising labor rates particularly in the area of skilled nursing. The Company expects the expense factors mentioned above to continue to pressure future operating margins.

Behavioral Health Services

Net revenues at the Company’s behavioral health services facilities owned in both three month periods increased 5% during the three month period ended September 30, 2002 as compared to the comparable prior year quarter. Admissions and patient days at these facilities increased 6% and 5%, respectively, during the three month period ended September 30, 2002 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods decreased to 11.8 days during the 2002 third quarter as compared to 11.9 days in the comparable prior

Page 17 of 28 Pages

year period. Net revenues at the Company’s behavioral health services facilities owned in both nine month periods increased 4% during the nine month period ended September 30, 2002 as compared to the comparable prior year nine month period. Admissions and patient days at these facilities increased 6% and 5%, respectively, during the nine month period ended September 30, 2002 as compared to the comparable prior year period. The average length of stay at the behavioral health services facilities owned in both periods decreased to 11.8 days during the 2002 nine month period as compared to 12.0 days in the comparable prior year period. Net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s behavioral heath care facilities owned in both periods increased 1% during the three month period ended September 30, 2002 and decreased 2% during the nine month period ended September 30, 2002, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities increased 3% during the third quarter of 2002 as compared to the prior year’s third quarter and remained relatively unchanged during the nine months ended September 30, 2002 as compared to the comparable prior year period.

At the Company’s behavioral health care facilities, operating expenses (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 80.8% and 81.8% for the three month periods ended September 30, 2002 and 2001, respectively, and 79.9% and 80.5% for the nine month periods ended September 30, 2002 and 2001, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 19.2% and 18.2% during the three month periods ended September 30, 2002 and 2001, respectively, and 20.1% and 19.5% in the comparable prior year periods, respectively. On a same facility basis, operating expenses as a percentage of net revenues and operating margins were the same as mentioned above for the three month periods ended September 30, 2002 and 2001 as all behavioral health care facilities were owned in both three month periods. On a same facility basis for the nine month periods, operating expenses as a percentage of net revenues were 80.0% and 80.5% for the nine month periods ended September 30, 2002 and 2001, respectively. Operating margins at these facilities were 20.0% and 19.5% during the nine month periods ended September 30, 2002 and 2001, respectively. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

Combined net revenues from the Company’s other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns nine hospitals in France increased to $40 million and $116 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $32 million and $75 million during the three and nine month periods ended September 30, 2001, respectively. Combined operating margins were 22.1% and 19.4% during the three month periods ended September 30, 2002 and 2001, respectively, and 20.8% and 21.5% during the nine month periods ended September 30, 2002 and 2001, respectively.

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $4.9 million and $3.7 million for the three months ended September 30, 2002 and 2001, respectively, and $15.5 million and $11.3 million for the nine month periods ended September 30, 2002 and 2001, respectively. The minority interest expense includes the minority ownerships’ share of the net income of four acute care facilities located in the U.S., three of which are located in Las Vegas, Nevada and one located in Washington, D.C, and nine acute care facilities located in France.

Depreciation and amortization expense decreased $2.5 million and $4.2 million during the three and nine month periods ended September 30, 2002 as compared to the comparable prior year periods, respectively. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, ceased amortizing goodwill as of that date. For the year ended December 31, 2001, the Company recorded approximately $24 million of goodwill amortization expense or approximately $6 million and $18 million during the three and nine month periods ended September 30, 2001, respectively. Partially offsetting the decrease caused by the adoption of SFAS No. 142 was an increase in depreciation expense during three and nine month periods of 2002, as compared to the

Page 18 of 28 Pages

comparable 2001 periods, caused by depreciation expense attributable to capital additions and acquisitions.

The effective tax rate was 36.7% and 36.3% for the three months ended September 30, 2002 and 2001, respectively, and 36.7% and 36.4% for the nine months ended September 30, 2002 and 2001, respectively.

General Trends

A significant portion of the Company’s revenue is derived from fixed payment services, including Medicare and Medicaid, which accounted for 41% and 42% of the Company’s net patient revenues during the three month periods ended September 30, 2002 and 2001, respectively, and 42% and 41% during the nine month periods ended September 30, 2002 and 2001, respectively. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs and reimbursement is subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

The federal government makes payments to participating hospitals under its Medicare program based on various formulas. The Company’s general acute care hospitals are subject to a prospective payment system (“PPS”). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by Congress in the Balanced Budget Act of 1997, both general acute and behavioral health hospitals are paid for outpatient services included in the OPPS at a predetermined, specific rate. These outpatient services are classified according to a list of Ambulatory Payment Classifications, with the payment amount adjusted to account for geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

Behavioral health facilities, which are excluded from the inpatient services PPS applicable to acute care hospitals, are cost reimbursed by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. In the Balanced Budget Act of 1997 (“BBA-97”), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Center for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002. This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However implementation of this PPS for inpatient services furnished by behavioral health hospitals has been delayed.

CMS previously issued final Medicare regulations establishing a PPS for inpatient hospital capital-related costs for hospitals subject to the inpatient PPS, which took effect for cost report periods beginning on or after October 1, 1991. For most of the Company’s hospitals, the new methodology began on January 1, 1992. Federal fiscal year 2001 was the last year of the ten-year transition period established to phase in the PPS for hospital inpatient capital-related costs. Beginning in fiscal year 2002, capital PPS payments have been based solely on the federal rate for the vast majority of hospitals.

Page 19 of 28 Pages

In addition to the trends described above that continue to have an impact on the operating results, there are a number of other more general factors affecting the Company’s business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the following years. This enacted legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. Some of these reductions were temporarily reversed with the passage of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. However, many of the payment reductions reversed by Congress in BIPA are expiring. In addition, without further Congressional action, in fiscal year 2003 hospitals will receive less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is estimated to equal 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7 percent. While the House of Representatives on June 28, 2002 passed Medicare reform legislation that would include certain increases in Medicare payments to hospitals, no assurance can be given that the Senate will approve similar legislation and any payment increases enacted into law.

Certain Medicare inpatient hospital cases with extraordinarily high costs receive an additional payment from Medicare (“Outlier Payments”). To qualify for the additional Outlier Payments, the gross charges associated with an individual patient’s case must exceed the applicable DRG plus a threshold established annually by CMS. In the federal 2003 fiscal year, the unadjusted Outlier Payment threshold increased to $33,560 from $21,025. Outlier Payments are subject to multiple factors including but not limited to: (i) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (ii) the patient’s case acuity; (iii) the CMS established threshold; and; (iv) the hospital’s geographic location. Management of the Company believes the increase in the Outlier Payments threshold will result in a decrease in the overall Outlier Payments expected to be received by the Company during the 2003 federal fiscal year. This decrease is expected to substantially offset the increase in Medicare payments resulting from the market basket inflation adjustment as mentioned above. Management expects the Company’s total Outlier Payments in 2002 to be less than 1% of its consolidated net revenues and expects that Outlier Payments in 2003 will amount to less than 0.5% of the Company’s consolidated net revenues.

In addition to revenues received pursuant to the Medicare program, the Company receives a large portion of its revenues either directly from Medicaid programs or from managed care companies managing Medicaid with a large concentration of the Company’s Medicaid revenues received from Texas, Pennsylvania and Massachusetts. The Company can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on the Company’s future results of operations. Furthermore, the Company can provide no assurances that future reductions to federal and/or state budgets that contain certain further reductions or decreases in the rate of increase of Medicare and Medicaid spending, will not adversely affect the Company’s future operations.

Within certain limits, a hospital can manage its costs, and to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on the Accreditation of Healthcare Organizations (“JCAHO”) and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay and number and type of tests and procedures ordered. A hospital’s ability to control or influence these factors which affect costs is, in many cases, limited.

In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot

Page 20 of 28 Pages

programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. A study on the effectiveness of Medicaid managed care was issued in November, 2000. In June 2001, the state enacted House Bill 3038, which requires the enrollment in group health plans of Medicaid and SCHIP recipients who are eligible for such plans, if the state determines that such enrollment is cost-effective. The effective date for this requirement was September 1, 2001. Texas Senate Bill 1, also effective September 1, 2001, directs HHSC to implement Medicaid cost containment measures which include a statewide rollout of the primary care case management program in non-STAR areas. Expansion of this program has been delayed in response to concerns from hospitals and physicians.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in the Company’s financial results was an aggregate of $7.0 million and $8.7 million for the three month periods ended September 30, 2002 and 2001, respectively, and $24.2 million in each of the nine month periods ended September 30, 2002 and 2001, respectively. Both states have renewed their programs for the 2003 fiscal years, however, failure to renew these programs beyond their scheduled termination date (June 30, 2003 for South Carolina and August 31, 2003 for Texas), failure to qualify for DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on the Company’s future results of operations.

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

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 41% and 37% for the three month periods ended September 30, 2002 and 2001, respectively, and 40% and 37% for the nine month periods ended September 30, 2002 and 2001, respectively, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company’s facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past two years, the Company secured price increases from many of its commercial payors including managed care companies.

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company. The policies provided for a self-insured retention limit for professional and general liability

Page 21 of 28 Pages

claims for the Company’s subsidiaries up to $1 million per occurrence, with an average annual aggregate for covered subsidiaries of $7 million through 2001. These subsidiaries maintain excess coverage up to $100 million with other major insurance carriers.

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner and as a result, the Company recorded a pre-tax charge to earnings of $40 million during the fourth quarter of 2001 to reserve for malpractice expenses that may result from PHICO’s liquidation. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company’s liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by the Company. Management expects that the cash payments related to these claims will be made over the next eight years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge during the fourth quarter of 2001, Management evaluated all known factors at that time. As of September 30, 2002, these factors have not substantially changed. However, there can be no assurance that the Company’s ultimate liability will not be materially different than the estimate originally recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company’s future results of operations.

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, on an annual basis, total insurance expense including professional and general liability, property, auto and workers’ compensation will be approximately $25 million higher in 2002 as compared to 2001. The Company’s subsidiaries have also assumed a greater portion of the hospital professional and general liability risk for its facilities. Effective January 1, 2002, most of the Company’s subsidiaries are self-insured for malpractice exposure up to $25 million per occurrence. The Company purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. There can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company which are self-insured, will not have a material adverse effect on the Company’s future results of operations.

The Company maintains a non-contributory defined benefit plan which covers employees of one of the Company’s subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. The Company’s funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA. The plan had invested assets with a market value as of September 30, 2002 of $40.6 million of which 70% were invested in equity based securities and 30% in fixed income securities. As a result of the unfavorable general market conditions and lower than anticipated returns on assets, there can be no assurance that the Company’s future expense and required fundings related to this plan will not be substantially higher than those experienced in previous years.

Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act (HIPAA) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations related to HIPAA are expected to impact the Company and others in the healthcare industry by:

(i)	Establishing standardized code sets for financial and clinical electronic data interchange (“EDI”) transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. The goal of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes

Page 22 of 28 Pages

effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2002, unless a summary plan is submitted to CMS prior to that date requesting a one-year extension to October, 2003. The Company has been granted the one-year extension.

(ii)	Mandating the adoption of security standards to preserve the confidentiality of health information that identifies individuals. Currently there is no recognized healthcare standard that includes all the necessary components to protect the data integrity and confidentiality of a patient’s electronically maintained or transmitted personal health record. The final regulations containing the privacy standards were released in December, 2000 which require compliance by April, 2003.

(iii)	Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers. HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

The Company is in the process of implementation of the necessary changes required pursuant to the terms of HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company’s financial condition or results of operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $245 million during the nine months ended September 30, 2002 and $253 million during the comparable prior year period. The $8 million net decrease during the 2002 nine month period as compared to the 2001 comparable period was primarily attributable to: (i) a favorable $28 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization, accretion of discount on convertible debentures and losses on foreign exchange and derivative transactions); (ii) a $46 million unfavorable change in accounts receivable (partially due to the increased patient volume and revenue at the new George Washington University Hospital which opened in late August 2002); (iii) a $20 million unfavorable change in accrued and deferred income taxes, (iv) a $15 million favorable change resulting from increases in working capital at acquired facilities included in the prior year nine month period, and; (v) $15 million of other net favorable working capital changes.

The Company spent approximately $157 million during the first nine months of 2002 and $112 million during the first nine months of 2001 to finance capital expenditures. The Company expects to spend an additional $45 million to $65 million to finance capital expenditures during the fourth quarter of 2002 thereby making the estimated capital expenditures for the full year of 2002 approximately $200 million to $220 million. Included in the 2002 actual and projected capital expenditures are the capital costs on the new George Washington University Hospital located in Washington, D.C (opened in late August, 2002), a 56-bed addition to Auburn Regional Medical Center located in Auburn, Washington (scheduled to open in January 2003), the first phase of a new 176-bed acute care hospital located in Las Vegas, Nevada (scheduled to be completed in the fourth quarter of 2003), a major new cardiology wing and 90-bed expansion of Northwest Texas Healthcare System located in Amarillo, Texas (scheduled to be completed in the third quarter of 2003) and construction of a new 120-bed acute care hospital in Manatee County, Florida (scheduled to open in January 2003).

As of September 30, 2002, the Company had $351 million of unused borrowing capacity under the terms of its $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $31 million was available at September 30, 2002. The interest rate on borrowings is determined at the Company’s option at the prime rate, certificate of deposit rate plus ..925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the

Page 23 of 28 Pages

Company’s leverage ratio. As of September 30, 2002, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements.

As of September 30, 2002, the Company had $25 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. A large portion of the Company’s accounts receivable are pledged as collateral to secure this program. This annually renewable program, which began in 1993, is scheduled to expire or be renewed in October of each year. The commercial paper program has been renewed for the period of October 23, 2002 through October 22, 2003.

During 2002, a majority-owned subsidiary of the Company entered into a senior line of credit agreement denominated in Euros amounting to 45.8 million Euros ($44.9 million based on the end of period currency exchange rate). The loan, which is non-recourse to the Company, amortizes to zero over the life of the agreement and matures on December 31, 2007. Interest on the loan is at the option of the Company’s majority-owned subsidiary and can be based on the one, two, three or six month EURIBOR plus a spread of 2.5%. The Company’s majority-owned subsidiary also entered into an interest rate swap agreement, denominated in Euros, as a hedge to this debt facility. The initial notional principal amount of the swap is 30.5 million Euros ($29.9 million) decreasing to 27.5 million Euros on December 30, 2002 ($27.0 million), 23.4 million Euros on December 30, 2003 ($23.0 million) and 18.3 million Euros on December 30, 2004 ($18.0 million). The swap matures on June 30, 2005. The swap requires the Company’s majority-owned subsidiary to pay a fixed rate of 4.715% and receive a variable rate equal to the six month EURIBOR. As of September 30, 2002, the variable rate on the swap was 3.5%.

The Company’s total debt as a percentage of total capitalization was 41% at September 30, 2002 and 47% at December 31, 2001.

In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All references to number of shares and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

During 1998 and 1999, the Company’s Board of Directors approved stock purchase programs authorizing the Company to purchase up to 12 million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased approximately 203,000 shares during the nine months ended September 30, 2002 at an average purchase price of approximately $42 per share ($8.5 million in the aggregate). Since inception of the stock purchase program in 1998 through September 30, 2002, the Company purchased a total of 8.0 million shares at an average purchase price of approximately $18.60 per share ($148.8 million in the aggregate).

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

Item 4.	Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated

Page 24 of 28 Pages

subsidiaries) required to be included in this filing. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 6.	Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 Amendment No. 1 to the Universal Health Services, Inc. 2001 Employees’ Restricted Stock Purchase Plan

         99.1 Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification form the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None

11.      Statement re computation of per share earnings is set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements.

All other items of this Report are inapplicable.

Page 25 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)
Date: November 13, 2002	/s/ ALAN B. MILLER

Alan B. Miller, President and Chief Executive Officer

/s/ KIRK E. GORMAN

Kirk E. Gorman, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer).

Page 26 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CERTIFICATION-Chief Executive Officer

I, Alan B. Miller certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Universal Health Services, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ ALAN B. MILLER

Alan B. Miller President and Chief Executive Officer

Page 27 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CERTIFICATION-Chief Financial Officer

I, Kirk E. Gorman certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Universal Health Services, Inc.;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ KIRK E. GORMAN

Kirk E. Gorman Senior Vice President and Chief Financial Officer

Page 28 of 28 Pages