Form 10-K
period 2002-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2003-03-19
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2077891 (I.R.S. Employer Identification Number)
UNIVERSAL CORPORATE CENTER 367 South Gulph Road P.O. Box 61558 King of Prussia, Pennsylvania (Address of principal executive offices)	19406-0958 (Zip Code)

Registrant’s telephone number, including area code: (610) 768-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class Class B Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange

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

Yes   ✓          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes   ✓          No

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2003, were 3,328,404, 55,346,043, 335,800 and 35,386, respectively.

The aggregate market value of voting stock held by non-affiliates at June 30, 2002 $2,686,918,234 (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 (incorporated by reference under Part III).

PART I

ITEM 1.    Business

The principal business of Universal Health Services, Inc. (together with its subsidiaries, the “Company”) is owning and operating through its subsidiaries, acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. At December 31, 2002, the Company operated 34 acute care hospitals and 38 behavioral health centers located in Arkansas, California, Delaware, the District of Columbia, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, Oklahoma, Pennsylvania, Puerto Rico, South Carolina, Tennessee, Texas, Utah, Washington and France. The Company, as part of its ambulatory treatment centers division, owns outright, or in partnership with physicians, and operates or manages 24 surgery and radiation oncology centers located in 12 states and Puerto Rico.

Services provided by the Company’s hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services and behavioral health services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

The Company selectively seeks opportunities to expand its base of operations by acquiring, constructing or leasing additional hospital facilities. Such expansion may provide the Company with access to new markets and new health care delivery capabilities. The Company also seeks to increase the operating revenues and profitability of owned hospitals by the introduction of new services, improvement of existing services, physician recruitment and the application of financial and operational controls. Pressures to contain health care costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. The Company is responding to this trend by emphasizing the expansion of outpatient services. In addition, in response to cost containment pressures, the Company intends to implement programs designed to improve financial performance and efficiency while continuing to provide quality care, including more efficient use of professional and paraprofessional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. The Company also continues to examine its facilities and consider divestiture of those facilities which it believes do not have the potential to contribute to the Company’s growth or operating strategy.

The Company is involved in continual development activities. Applications to state health planning agencies to add new services in existing hospitals are currently on file in states which require certificates of need. Although the Company expects that some of these applications will result in the addition of new facilities or services to the Company’s operations, no assurances can be made for ultimate success by the Company in these efforts.

Recent and Proposed Acquisitions and Development Activities

During and subsequent to 2002, the Company proceeded with its development of new facilities and consummated a number of acquisitions.

In January, 2003, the Company acquired the assets and operations of: (i) a 108-bed behavioral health system in Anchorage, Alaska, and; (ii) two hospitals located in France that were purchased by an operating company which is 80% owned by the Company.

Effective January 1, 2002, the Company acquired the assets and operations of: (i) a 150-bed acute care facility located in Lansdale, Pennsylvania, and; (ii) a 117-bed acute care facility located in Lancaster, California. Included in other assets at December 31, 2001 were $70 million of deposits related to the acquisition of these two facilities. Also during 2002, the Company acquired a majority ownership interest in the assets and operations of a surgery center located in San Turce, Puerto Rico.

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

	2002	2001	2000	1999	1998
Average Licensed Beds:
Acute Care Hospitals	6,896	6,234	4,980	4,806	4,696
Behavioral Health Centers	3,752	3,732	2,612	1,976	1,782
Average Available Beds(1):
Acute Care Hospitals	5,885	5,351	4,220	4,099	3,985
Behavioral Health Centers	3,608	3,588	2,552	1,961	1,767
Admissions:
Acute Care Hospitals	330,042	276,429	214,771	204,538	187,833
Behavioral Health Centers	84,348	78,688	49,971	37,810	32,400
Average Length of Stay (Days):
Acute Care Hospitals	4.7	4.7	4.7	4.7	4.7
Behavioral Health Centers	11.9	12.1	12.2	11.8	11.3
Patient Days(2):
Acute Care Hospitals	1,558,140	1,303,375	1,017,646	963,842	884,966
Behavioral Health Centers	1,005,882	950,236	608,423	444,632	365,935
Occupancy Rate—Licensed Beds(3):
Acute Care Hospitals	62%	57%	56%	55%	52%
Behavioral Health Centers	73%	70%	64%	62%	56%
Occupancy Rate—Available Beds(3):
Acute Care Hospitals	73%	67%	66%	64%	61%
Behavioral Health Centers	76%	73%	65%	62%	57%

Note: Included	in the Acute Care Hospitals beginning in 2001 is the data for the nine hospitals located in France owned by an operating company in which the Company purchased an 80% ownership interest during 2001.

(1)	“Average Available Beds” is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

(2)	“Patient Days” is the aggregate sum for all patients of the number of days that hospital care is provided to each patient.

(3)	“Occupancy Rate” is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

The number of patient days of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon the Company’s future operating performance. The Company has experienced growth in outpatient utilization over the past several years. The Company is unable to predict the rate of growth and resulting impact on the Company’s future revenues because it is dependent upon developments in medical technologies and physician practice patterns, both of which are outside of the Company’s control. The Company is also unable to predict the extent to which other industry trends will continue or accelerate.

Sources of Revenue

The Company receives payment for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. All of the Company’s acute care hospitals and most of the Company’s behavioral health centers are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for the Company to make changes from time to time in its facilities, equipment, personnel and services. The costs for recertification are not material as many of the requirements for recertification are integrated with the Company’s internal quality control processes. If a facility loses certification, it will be unable to receive payment for patients under the Medicare or Medicaid programs. Although the Company intends to continue in such programs, there is no assurance that it will continue to qualify for participation.

The sources of the Company’s hospital revenues are charges related to the services provided by the hospitals and their staffs, such as radiology, operating rooms, pharmacy, physiotherapy and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. Hospital revenues depend upon the occupancy for inpatient routine services, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of bed occupied (e.g., medical/surgical, intensive care or psychiatric) and the geographic location of the hospital.

McAllen Medical Center located in McAllen, Texas and Edinburg Regional Medical Center located in Edinburg, Texas operate within the same market. On a combined basis, these two facilities contributed 11% in both 2002 and 2001, and 12% in 2000 of the Company’s consolidated net revenues and 17% in both 2002 and 2001, and 21% in 2000 of the Company’s consolidated earnings before depreciation, amortization, interest, income taxes and nonrecurring charges (after deducting an allocation of corporate overhead)(“EBITDA”). The Company has a majority ownership interest in three acute care hospitals in the Las Vegas, Nevada market. These three hospitals, Valley Hospital Medical Center, Summerlin Hospital Medical Center and Desert Springs Hospital, on a combined basis, contributed 15% in 2002, 16% in 2001 and 18% in 2000 of the Company’s consolidated net revenues and 12% in 2002, 13% in 2001 and 14% in 2000 of the Company’s consolidated EBITDA.

The following table shows approximate percentages of net patient revenue derived by the Company’s hospitals owned as of December 31, 2002 since their respective dates of acquisition by the Company from third party sources, including the additional Medicaid reimbursements received at five of the Company’s acute care facilities located in Texas and one in South Carolina totaling $33.0 million in 2002, $32.6 million in 2001, $28.9 million in 2000, $37.0 million in 1999, and $36.5 million in 1998, and from all other sources during the five years ended December 31, 2001.

	PERCENTAGE OF NET PATIENT REVENUES
	2002	2001	2000	1999	1998
Third Party Payors:
Medicare	31.8%	31.5%	32.3%	33.5%	34.3%
Medicaid	10.1%	10.5%	11.5%	12.6%	11.3%
Managed Care (HMOs and PPOs)	39.0%	36.9%	34.5%	31.5%	27.2%
Other Sources	19.1%	21.1%	21.7%	22.4%	27.2%

Total	100%	100%	100%	100%	100%

Regulation and Other Factors

A significant portion of the Company’s revenue is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 42%, 42% and 44% of the Company’s net patient revenues during 2002, 2001 and 2000, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of the Company’s operations are subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs. In addition, reimbursement is generally subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

The federal government makes payments to participating hospitals under the Medicare program based on various formulas. The Company’s general acute care hospitals are subject to a prospective payment system (“PPS”). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by Congress in the Balanced Budget Act of 1997 (“BBA-97”), both general acute and behavioral health hospitals are paid for outpatient services included in the OPPS according to ambulatory procedure codes (“APC”), which group together services that are comparable both clinically and with respect to the use of resources. The payment for each item or service is determined by the APC to which it is assigned. The APC payment rates are calculated on a national basis and adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

Behavioral health facilities, which are generally excluded from the inpatient services PPS are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. In the BBA-97, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including certain behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to certain behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by certain behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002. This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However implementation of this PPS for inpatient services furnished by certain behavioral health hospitals has been delayed until the first quarter of 2004. Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management can not predict the ultimate effect of behavioral health inpatient PPS on the Company’s future operating results until the provisions are finalized.

In addition to the trends described above that continue to have an impact on the Company’s operating results, there are a number of other more general factors affecting the Company’s business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the ensuing 5 years. This enacted legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. Some of these reductions were temporarily reversed with the passage of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over the ensuing 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. However, many of the payment reductions reversed by Congress in BIPA are expiring. In addition, without further Congressional action, in fiscal year 2003 hospitals will receive less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is estimated to equal 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7 percent. In February, 2003, the federal fiscal year 2003 omnibus spending federal legislation was signed into law. This legislation includes approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount is targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. Certain of the Company’s hospitals are eligible for and are expected to receive the increased Medicare reimbursement resulting from this legislation, however, the impact is not expected to have a material effect on the Company’s future results of operations.

Certain Medicare inpatient hospital cases with extraordinarily high costs in relation to other cases within a given DRG may receive an additional payment from Medicare (“Outlier Payments”). In general, to qualify for the additional Outlier Payments, the gross charges associated with an individual patient’s case must exceed the applicable standard DRG payment plus a threshold established annually by CMS. In the federal 2003 fiscal year, the unadjusted Outlier Payment threshold increased to $33,560 from $21,025. Outlier Payments are currently subject to multiple factors including but not limited to: (i) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (ii) the patient’s case acuity; (iii) the CMS established threshold; and; (iv) the hospital’s geographic location. However, in February, 2003, CMS issued a proposed rule that would change the outlier formula in an effort to promote more accurate spending for outlier payments to hospitals. Management of the Company ultimately believes the increase in the Outlier Payments threshold and potential change in the Outlier Payment methodology will result in a decrease in the overall Outlier Payments expected to be received by the Company during the 2003 federal fiscal year. This decrease is expected to substantially offset the increase in Medicare payments resulting from the market basket inflation adjustment as mentioned above. The Company’s total Outlier Payments in 2002 were less than 1% of its consolidated net revenues and Management expects that Outlier Payments in 2003 will amount to less than 0.5% of the Company’s consolidated net revenues.

Within certain limits, a hospital can manage its costs, and to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay and number and type of tests and procedures ordered. A hospital’s ability to control or influence these factors which affect costs is, in many cases, limited.

In addition to revenues received pursuant to the Medicare program, the Company receives a large portion of its revenues either directly from Medicaid programs or from managed care companies managing Medicaid with a large concentration of the Company’s Medicaid revenues received from Texas, Pennsylvania and Massachusetts. The Company can provide no assurance that reductions to Medicaid revenues in any state in which it operates, particularly in the above-mentioned states, will not have a material adverse effect on the Company’s future results of operations. Furthermore, the Company can provide no assurances that future reductions to federal and/or state budgets that contain certain further reductions or decreases in the rate of increase of Medicare and Medicaid spending, will not adversely affect the Company’s future operations.

In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Health and Human Services Commission either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of a case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. The Texas Health and Human Services Commission is currently seeking a waiver to extend a limited Medicaid benefits package to low income persons with serious mental illness. The waiver is limited to individuals residing in Harris County or the NorthSTAR service areas. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. While Texas Senate Bill 1, effective September 1, 2001, directed the Texas Health and Human Services Commission to implement Medicaid cost containment measures including a statewide rollout of the primary care case management program in non-STAR areas, expansion of this program has been delayed in response to concerns from hospitals and physicians. Although no legislation has passed yet, such actions could have a material unfavorable impact on the reimbursement the Texas hospitals receive during the period of September, 2003 to September, 2005.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in the Company’s financial results was an aggregate of $33.0 million in 2002, $32.6 million in 2001 and $28.9 million in 2000, related to DSH programs. The Office of Inspector General recently published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. Although it is not yet clear how this issue will be resolved, it may have an adverse effect on the Company’s hospitals located in Texas that have significant Medicaid populations. Both states have renewed their programs for the 2003 fiscal years, however, failure to renew these programs beyond their scheduled termination date (June 30, 2003 for South Carolina and August 31, 2003 for Texas), failure to qualify for DSH funds under these programs, or reductions in reimbursements, (including reductions related to the potential Texas Medicaid overpayments mentioned above) could have a material adverse effect on the Company’s future results of operations.

The healthcare industry is subject to numerous federal and state laws and regulations which include, among other things, participation requirements of federal and state health care programs, various licensure and accreditation requirements, reimbursement rules for patient services, False Claims Act provisions, patient privacy rules and Medicare and Medicaid anti-fraud and abuse provisions. Providers that are found to have violated these laws and regulations may be excluded from participating in federal and state healthcare programs, subjected to fines or penalties or required to repay amounts received from government for previously billed patient services. While management of the Company believes its policies, procedures and practices comply with applicable laws and regulations, no assurance can be given that the Company will not be subjected to governmental inquiries or actions or that governmental authorities may not find the Company to be in violation of a law or regulation as a result of an inquiry or action.

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 39% in 2002, 37% in 2001 and 35% in 2000, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company’s facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past two years, the Company secured price increases from many of its commercial payors including managed care companies.

The federal physician self-referral and payment prohibitions (codified in 42 U.S.C. Section 1395nn, Section 1877 of the Social Security Act) generally forbid, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any “designated health services,” for which payment may be made under the Medicare or Medicaid programs, to any entity with which the physician (or an immediate family member) has a “financial relationship.” The legislation was effective January 1, 1992 for clinical laboratory services (“Stark I”) and January 1, 1995 for ten other designated health services (“Stark II”). A “financial relationship” under Stark I and II includes any direct or indirect “compensation arrangement” with an entity for payment of any remuneration, and any direct or indirect “ownership or investment interest” in the entity. The legislation contains certain exceptions including, for example, where the referring physician has an ownership interest in a hospital as a whole or where the physician is an employee of an entity to which he or she refers. The Stark I and II self-referral and payment prohibitions include specific reporting requirements providing that each entity providing covered items or services must provide certain information concerning its ownership, investment, and compensation arrangements. In August 1995, CMS published a final rule regarding physician self-referrals for clinical lab services (Stark I). On January 4, 2001, CMS published a portion of the final rules regarding physician self referrals for the ten other designated health services (Stark II). The remaining portions of the final rule for Stark II are still forthcoming. Penalties for violating Stark I and Stark II include denial of payment for any services rendered by an entity in violation of the prohibitions, civil money penalties of up to $15,000 for each offense, and exclusion from the Medicare and Medicaid programs.

The federal anti-kickback statute (codified in 42 U.S.C. Section 1320a-7b(b)) prohibits individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration to other individuals and entities (directly or indirectly, overtly or covertly, in cash or in kind):

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

Starting in 1991, the Inspector General of the Department of Health and Human Services (“HHS”) issued regulations which provide for “safe harbors” from the federal anti-kickback statute; if an arrangement or transaction meets each of the standards established for a particular safe harbor, the arrangement will not be subject to challenge by the Inspector General. If an arrangement does not meet the safe harbor criteria, it will be subject to scrutiny under its particular facts and circumstances to determine whether it violates the federal anti-kickback statute. Safe harbors include protection for certain limited investment interests, space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, warranties, employees, discounts and group purchasing arrangements, among others. The criminal sanctions for a conviction under the anti-kickback statute include imprisonment, fines, or both. Civil sanctions include exclusion from federal and state healthcare programs.

Many states have also enacted similar illegal remuneration statutes that apply to healthcare services reimbursed by private insurance, not just those reimbursed by a federal or state health care program. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes.

The Company does not anticipate that the Stark provisions, the anti-kickback statute or similar state law provisions will have material adverse effects on our operations. However, in consideration of the current health care regulatory atmosphere, the Company cannot provide any assurance that federal or state authorities would not attempt to challenge one or more of the Company’s business dealings in consideration of one of these federal or state provisions, or that if challenged that the authorities might not prevail.

As further discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Year Ended December 31, 2002 Compared to Years Ended December 31, 2001 and 2000 — Health Insurance Portability and Accountability Act of 1996” (“HIPAA”), we are subject to the provisions of the HIPAA and have begun the process of implementing the necessary changes required pursuant to HIPAA (see Privacy and Security Requirements under the Health Insurance Portability and Accountability Act of 1996).

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

All hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our hospitals must comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. In granting and renewing licenses, a department of health considers, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. State licensing of facilities is a prerequisite to certification under the Medicare and Medicaid programs. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment. All our eligible hospitals have been accredited by JCAHO. JCAHO reviews each hospital’s accreditation once every three years. The review period for each state’s licensing body varies, but generally ranges from once a year to once every three years.

The Social Security Act and regulations thereunder contain numerous provisions which affect the scope of Medicare coverage and the basis for reimbursement of Medicare providers. Among other things, this law provides that in states which have executed an agreement with the Secretary of HHS, Medicare reimbursement may be denied with respect to depreciation, interest on borrowed funds and other expenses in connection with capital expenditures which have not received prior approval by a designated state health planning agency. Additionally, many of the states in which our hospitals are located have enacted legislation requiring certificates of need (“CON”) as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in the inability to complete an acquisition or change of ownership, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license. We have not experienced and do not expect to experience any material adverse effects from those requirements.

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

Federal regulations provide that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to insure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations (“PROs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. We have contracted with PROs in each state where we do business as to the scope of such functions.

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

Privacy and Security Requirements under the Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations related to HIPAA are expected to impact the Company and others in the healthcare industry by:

(i)	Establishing standardized code sets for financial and clinical electronic data interchange (“EDI”) transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. One of the goals of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August 2000 and compliance with these regulations is required by October 2003, if a request for a one-year extension for compliance was properly submitted to the Department of Health and Human Services. The Company was granted the one-year extension.

(ii)	Mandating the adoption of privacy standards to protect the confidentiality and privacy of health information. Prior to HIPAA there were no federally recognized healthcare standards governing the privacy of health information that includes all the necessary components to protect the data integrity and confidentiality of a patient’s electronically maintained or transmitted personal health record. The final modifications to the privacy regulations were published in August, 2002. Most covered entities must comply with the privacy regulations by April, 2003.

(iii)	Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers. HIPAA mandates the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

(iv)	Requiring covered entities to establish procedures and mechanisms to protect the confidentiality, integrity and availability of electronic protected health information. The rule requires covered entities to implement administrative, physical, and technical safeguards to protect electronic protected health information that they receive, store, or transmit. Most covered entities will have until April, 2005 to comply with these security standards. The Company believes that it will be able to comply; however, the cost of compliance cannot yet be ascertained.

The Company is in the process of implementing the necessary changes required pursuant to HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company’s financial condition or results of operations.

Medical Staff and Employees

The Company’s hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of the Company’s hospitals and members of the medical staffs of the Company’s hospitals also serve on the medical staffs of hospitals not owned by the Company and may terminate their affiliation with the Company’s hospitals at any time. Each of the Company’s hospitals is managed on a day-to-day basis by a managing director employed by the Company. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. The Company’s facilities had approximately 32,000 employees on December 31, 2002, of whom approximately 21,250 were employed full-time.

Approximately, 1,900 of the Company’s employees at six of its hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union. In 2002, approximately 125 technicians at Valley Hospital decertified from the Service Employees International Union. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At The George Washington University Hospital, unionized employees are represented by the Service Employees International Union. Nurses and technicians at Desert Springs Hospital are represented by the Service Employees International Union. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. Unionized employees at Hospital San Francisco in Puerto Rico are represented by the Labor Union of Nurses and Health Employees. The Company believes that its relations with its employees are satisfactory.

Competition

In all geographical areas in which the Company operates, there are other hospitals which provide services comparable to those offered by the Company’s hospitals, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to the Company’s hospitals. Certain of the Company’s competitors have greater financial resources, are better equipped and offer a broader range of services than the Company. Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the healthcare marketplace. In recent years, competition among healthcare providers for patients has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures, a shift toward outpatient treatment and an increasing supply of physicians. The Company’s strategies are designed, and management believes that its facilities are positioned, to be competitive under these changing circumstances.

General and Professional Liability

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the Company’s subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of the Company’s subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. The Company, on behalf of its subsidiaries, purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Total insurance expense including professional and general liability, property, auto and workers’ compensation, was approximately $25 million higher in 2002 as compared to 2001. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company, will not have a material adverse effect on the Company’s future results of operations.

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under professional and general liability insurance policies with PHICO, a Pennsylvania-based commercial insurance company. Certain subsidiaries, including hospitals located in Washington, D.C, Puerto Rico and south Texas were covered under policies with various coverage limits up to $5 million per occurrence through December 31, 2001. The majority of the remaining subsidiaries were covered under policies, which provided for a self-insured retention limit up to $1 million per occurrence, with an annual aggregate retention amount of approximately $4 million in 1998, $5 million in 1999, $7 million in 2000 and $11 million in 2001. These subsidiaries maintain excess coverage up to $100 million with other major insurance carriers.

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner. As a result, during the fourth quarter of 2001, the Company recorded a $40 million pre-tax charge to earnings to accrue for its estimated liability that resulted from this event. Management estimated this liability based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of unasserted claims based on historical experience, and estimated recoveries from state guaranty funds.

When PHICO entered liquidation proceedings, each state’s department of insurance was required to declare PHICO as insolvent or impaired. That designation effectively triggers coverage under the applicable state’s insurance guarantee association, which operates as replacement coverage, subject to the terms, conditions and limits set forth in that particular state. Therefore, the Company is entitled to receive reimbursement from those state’s guarantee funds for which it meets the eligibility requirements. In addition, the Company may be entitled to receive reimbursement from PHICO’s estate for a portion of the claims ultimately paid by the Company. Management expects that the remaining cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated.

Included in other assets as of December 31, 2002 and 2001, were estimates of approximately $37 million and $54 million, respectively, representing expected recoveries from various state guaranty funds. The reduction in estimated recoveries as of December 31, 2002 as compared to December 31, 2001 is due to Management’s reassessment of its ultimate liability for general and professional liability claims relating to the period from 1998 through 2001, its estimate of related recoveries under state guaranty funds, and payments received during 2002 from such state guaranty funds. While Management continues to monitor the factors used in making these estimates, the Company’s ultimate liability for professional and general liability claims and its actual recoveries from state guaranty funds, could change materially from current estimates due to the inherent uncertainties involved in making such estimates. Therefore, there can be no assurance that changes in these estimates, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

As of December 31, 2002, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12.0 million is included in other current liabilities. As of December 31, 2001, the total reserve for the Company’s professional and general liability claims was $158.1 million ($104.1 million net of expected recoveries from state guaranty funds), of which $26.0 million is included in other current liabilities.

Relationship with Universal Health Realty Income Trust

At December 31, 2002, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). The Company serves as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, the Company conducts the Trust’s day to day affairs, provides administrative services and presents investment opportunities. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company’s pre-tax share of income from the Trust was $1.4 million during 2002, $1.3 million during 2001 and $1.2 million during 2000, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.1 million and $9.0 million at December 31, 2002 and 2001, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $20.3 million at December 31, 2002 and $18.0 million at December 31, 2001.

As of December 31, 2002, the Company leased six hospital facilities from the Trust with terms expiring in 2004 through 2008. These leases contain up to six 5-year renewal options. During 2002, the Company exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in 2003. The renewal rate on this facility is based upon the five year Treasury rate on March 29, 2003 plus a spread. Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $17.2 million in 2002, $16.5 million in 2001 and $17.1 million in 2000. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As of December 31, 2002, the aggregate fair market value of the Company’s facilities leased from the Trust is not known, however, the aggregate original purchase price paid by the Trust for these properties was $112.5 million. The Company received an advisory fee from the Trust of $1.4 million in 2002 and $1.3 million in both 2001 and 2000 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

During 2000, the Company sold the real property of a medical office building to a limited liability company that is majority owned by the Trust for cash proceeds of approximately $10.5 million. Tenants in the multi-tenant building include subsidiaries of the Company as well as unrelated parties.

Executive Officers of the Registrant

The executive officers of the Company, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (65)	Director, Chairman of the Board, President and Chief Executive Officer

O. Edwin French (56)	Senior Vice President

Steve G. Filton (45)	Vice President, Chief Financial Officer, Controller and Secretary

Debra Osteen (47)	Vice President

Richard C. Wright (55)	Vice President

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

Mr. Filton has been Vice President and Controller of the Company since November 1991 and was elected Chief Financial Officer in February, 2003. Prior thereto he had served as Director of Accounting and Control. In September 1999, he was elected Secretary of the Company.

Ms. Osteen was elected Vice President of the Company in January 2000, responsible for the Behavioral Health Division. She has served in various capacities with the Company since 1984 including responsibility for approximately one-half of the Behavioral Health Division’s facilities.

Mr. Wright was elected Vice President of the Company in May 1986. He has served in various capacities with the Company since 1978 and currently heads the Development function.

The Company makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through its Internet website as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. The Company’s internet address is: www:uhsinc.com.

ITEM 2.    Properties

Executive Offices

The Company owns an office building with 68,000 square feet available for use located on 11 acres of land in King of Prussia, Pennsylvania.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of licensed beds, for each of the Company’s facilities:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	225	Owned
Auburn Regional Medical Center	Auburn, Washington	149	Owned
Central Montgomery Medical Center	Lansdale, Pennsylvania	150	Owned
Chalmette Medical Center(1)	Chalmette, Louisiana	195	Leased
Desert Springs Hospital(2)	Las Vegas, Nevada	351	Owned
Doctors’ Hospital of Laredo	Laredo, Texas	180	Owned
Doctors’ Hospital of Shreveport(3)	Shreveport, Louisiana	136	Leased
Edinburg Regional Medical Center	Edinburg, Texas	169	Owned
Fort Duncan Medical Center	Eagle Pass, Texas	77	Owned
The George Washington University Hospital(4)	Washington, D.C.	371	Owned
Hospital San Francisco	Rio Piedras, Puerto Rico	160	Owned
Hospital San Pablo	Bayamon, Puerto Rico	430	Owned
Hospital San Pablo del Este	Fajardo, Puerto Rico	180	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	491	Owned
McAllen Medical Center(6)	McAllen, Texas	633	Leased/Owned
Northern Nevada Medical Center(4)	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	357	Owned
River Parishes Hospital	LaPlace, Louisiana	106	Owned
Southwest Healthcare System(11)	Wildomar and Murrieta, California	176	Leased/Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	277	Owned
Summerlin Hospital Medical Center(2)	Las Vegas, Nevada	190	Owned
Valley Hospital Medical Center(2)	Las Vegas, Nevada	400	Owned
Wellington Regional Medical Center(5)	West Palm Beach, Florida	120	Leased

Médi-Partenaires (Paris/Bordeaux)

Name of Facility (12)	Location	Number of Beds	Real Property Ownership Interest
Clinique Ambroise Paré	Toulouse, France	189	Owned
Clinique Richelieu	Saintes, France	73	Owned
Clinique Bercy	Charenton le Pont, France	92	Owned
Clinique Villette	Dunkerque, France	117	Owned
Clinique Pasteur	Bergerac, France	83	Owned
Clinique Bon Secours	Le Puy en Velay, France	96	Owned
Clinique Aressy	Pau France	179	Owned
Clinique Saint-Augustin	Bordeaux, France	155	Owned
Clinique Saint-Jean	Montpellier, France	99	Owned
Hopital Clinique Claude Bernard	Metz, France	120	Owned
Polyclinique Montreal	Carcassonne, France	218	Owned

Behavioral Health Centers
Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Anchor Hospital	Atlanta, Georgia	74	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
The Bridgeway(5)	North Little Rock, Arkansas	70	Leased
The Carolina Center for Behavioral Health	Greer, South Carolina	66	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	70	Owned
Del Amo Hospital	Torrance, California	166	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	169	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Fuller Memorial Hospital	South Attleboro, Massachusetts	82	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Hampton Hospital	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	119	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
HRI Hospital	Brookline, Massachusetts	68	Owned
KeyStone Center(7)	Wallingford, Pennsylvania	114	Owned
La Amistad Residential Treatment Center	Maitland, Florida	56	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	204	Owned
Laurel Heights Hospital	Atlanta, Georgia	107	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	114	Owned
The Midwest Center for Youth and Families	Kouts, Indiana	50	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Residential Treatment Center	Anchorage, Alaska	25	Owned
Palmer Residential Treatment Center	Palmer, Alaska	9	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	106	Owned
The Pavilion	Champaign, Illinois	46	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	184	Owned
Pembroke Hospital	Pembroke, Massachusetts	107	Owned
Provo Canyon School	Provo, Utah	211	Owned
Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	74	Owned
Roxbury(7)	Shippensburg, Pennsylvania	53	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Timberlawn Mental Health System	Dallas, Texas	124	Owned
Turning Point Care Center(7)	Moultrie, Georgia	59	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	80	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	126	Owned

Ambulatory Surgery Centers

Name of Facility	Location	Real Property Ownership Interest
Brownsville Surgicare(8)	Brownsville, Texas	Leased
Eye Surgery Specialists of Puerto Rico(9)	San Turce, Puerto Rico	Leased
Goldring Surgical and Diagnostic Center(8)(13)	Las Vegas, Nevada	Owned
Hope Square Surgery Center(8)	Rancho Mirage, California	Leased
Northwest Texas Surgery Center(9)	Amarillo, Texas	Leased
Outpatient Surgical Center of Ponca City(8)	Ponca City, Oklahoma	Leased
Plaza Surgery Center(8)	Las Vegas, Nevada	Leased
St. George Surgical Center(8)	St. George, Utah	Leased
St. Lukes’s Surgicenter(9)	Hammond, Louisiana	Leased
Surgery Center of Littleton(8)	Littleton, Colorado	Leased
Surgery Center of Midwest City(8)	Midwest City, Oklahoma	Leased
Surgery Center of Springfield(8)	Springfield, Missouri	Leased
Surgical Arts Surgery Center(9)	Reno, Nevada	Leased
Surgical Center of New Albany(8)	New Albany, Indiana	Leased

Radiation Oncology Centers

Name of Facility	Location
Auburn Regional Center for Cancer Care	Auburn, Washington	Owned
Bluegrass Cancer Center	Frankfort, Kentucky	Owned
Cancer Institute of Nevada(9)(13)	Las Vegas, Nevada	Owned
Danville Radiation Therapy Center	Danville, Kentucky	Owned
Louisville Radiation Oncology Center(10)	Louisville, Kentucky	Owned
Madison Radiation Therapy(9)	Madison, Indiana	Owned
Southern Indiana Radiation Therapy	Jeffersonville, Indiana	Owned

Specialized Women’s Health Center

Name of Facility	Location
Renaissance Women’s Center of Edmond(9)(13)	Edmond, Oklahoma	Owned

(1)	Includes Chalmette Medical Center, which is a 118-bed medical/surgical facility and The Virtue Street Pavilion, a 77-bed facility consisting of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. The real property of both facilities is leased from the Trust.
(2)	Desert Springs Hospital, Summerlin Hospital Medical Center and Valley Hospital Medical Center are owned by a limited liability company in which the Company has a 72.5% interest and Triad’s subsidiary, NC-DSH, Inc., has a 27.5% interest. All hospitals are managed by the Company.
(3)	Real property leased with an option to purchase.
(4)	General partnership interest in limited partnership.
(5)	Real property leased from the Trust.
(6)	Real property of McAllen Medical Center is leased from the Trust. During 2000, the Company purchased the assets of an 80-bed non-acute care facility located in McAllen, Texas. Although the real property of the non-acute facility is not leased from the Trust, the license for this facility is included in McAllen Medical Center’s license.
(7)	Addictive disease facility.
(8)	Each facility is owned in partnership form with the Company owning general and limited partnership interests in a limited partnership.
(9)	The Company owns a majority interest in a limited liability company.
(10)	The Company owns a majority interest in a limited liability partnership.

(11)	Southwest Healthcare System consists of the Inland Valley Campus in Wildomar, California and the Rancho Springs Campus in Murrieta, California. The real property of the Inland Valley Campus is leased from the Trust.
(12)	All facilities located in France are owned by an operating company in which the Company owns an 80% equity interest.
(13)	Real property is owned by a limited partnership or limited liability company that is majority owned by the Company.

Some of these facilities are subject to mortgages, and substantially all the equipment located at these facilities is pledged as collateral to secure long-term debt. The Company owns or leases medical office buildings adjoining certain of its hospitals.

The Company believes that the leases or liens on the facilities leased or owned by the Company do not impose any material limitation on the Company’s operations.

The aggregate lease payments on facilities leased by the Company were $33.8 million in 2002, $29.4 million in 2001 and $22.5 million in 2000.

ITEM 3.    Legal Proceedings

The Company is subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by the Company’s hospitals, and is party to various other litigation. However, Management believes the ultimate resolution of these pending proceedings will not have a material adverse effect on the Company.

The Company was contacted by the Philadelphia District Office of the Securities and Exchange Commission in February, 2003 requesting the voluntary provision of documents and related information and the voluntary testimony of certain individuals arising out of the termination of Kirk E. Gorman as Chief Financial Officer of the Company. The SEC has advised the Company that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred nor should it be considered a reflection upon any person, entity or security. The Company is fully cooperating with this inquiry.

During the fourth quarter of 2000, the Company recognized a pre-tax charge of $7.7 million to reflect the amount of an unfavorable jury verdict and reserve for future legal costs relating to an unprofitable facility that was closed during the first quarter of 2001. During 2001, an appellate court issued an opinion affirming the jury verdict and during the first quarter of 2002, the Company filed a petition for review by the Texas Supreme Court, which has accepted the case for review. Pending the outcome of the state supreme court review, the Company recorded interest expense related to this unfavorable jury verdict in the amount of $700,000 in both 2002 and 2001. During the fourth quarter of 2002, as a result of the sale of the real estate of this facility, the Company recorded a pre-tax $2.2 million gain from the sale of this facility.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of security holders.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Number of shareholders of record as of January 31, 2003, were as follows:

Class A Common	7
Class B Common	434
Class C Common	5
Class D Common	194

See Item 6, Selected Financial Data for additional disclosure

Additional information required by this Item will be included in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 6.    Selected Financial Data

	Year Ended December 31
	2002	2001	2000	1999	1998
Summary of Operations (in thousands)
Net revenues	$3,258,898	$2,840,491	$2,242,444	$2,042,380	$1,874,487
Net income	$175,361	$99,742	$93,362	$77,775	$79,558
Net margin	5.4%	3.5%	4.2%	3.8%	4.2%
Return on average equity	19.6%	12.8%	13.7%	12.1%	13.1%
Financial Data (in thousands)
Cash provided by operating activities	$331,259	$297,543	$174,821	$157,118	$149,933
Capital expenditures, net (1)	$207,627	$160,748	$115,751	$68,695	$96,808
Total assets	$2,323,229	$2,168,589	$1,742,377	$1,497,973	$1,448,095
Long-term borrowings	$680,514	$718,830	$548,064	$419,203	$418,188
Common stockholders’ equity	$917,459	$807,900	$716,574	$641,611	$627,007
Percentage of total debt to total capitalization	43%	47%	43%	40%	40%
Operating Data—Acute Care Hospitals(2)
Average licensed beds	6,896	6,234	4,980	4,806	4,696
Average available beds	5,885	5,351	4,220	4,099	3,985
Hospital admissions	330,042	276,429	214,771	204,538	187,833
Average length of patient stay	4.7	4.7	4.7	4.7	4.7
Patient days	1,558,140	1,303,375	1,017,646	963,842	884,966
Occupancy rate for licensed beds	62%	57%	56%	55%	52%
Occupancy rate for available beds	73%	67%	66%	64%	61%
Operating Data—Behavioral Health Facilities
Average licensed beds	3,752	3,732	2,612	1,976	1,782
Average available beds	3,608	3,588	2,552	1,961	1,767
Hospital admissions	84,348	78,688	49,971	37,810	32,400
Average length of patient stay	11.9	12.1	12.2	11.8	11.3
Patient days	1,005,882	950,236	608,423	444,632	365,935
Occupancy rate for licensed beds	73%	70%	64%	62%	56%
Occupancy rate for available beds	76%	73%	65%	62%	57%
Per Share Data
Net income—basic(3)	$2.94	$1.67	$1.55	$1.24	$1.23
Net income—diluted(3)	$2.74	$1.60	$1.50	$1.22	$1.19
Other Information (in thousands)
Weighted average number of shares outstanding—basic(3)	59,730	59,874	60,220	62,834	65,022
Weighted average number of shares and share equivalents outstanding—diluted(3)	67,075	67,220	64,820	63,980	66,586
Common Stock Performance
Market price of common stock High—Low, by quarter(4)
1st	$43.00—$37.80	$50.69—$38.88	$24.50—$18.25	$26.50—$18.94	$29.06—$23.53
2nd	$51.90—$42.31	$46.75—$37.82	$35.03—$24.50	$27.44—$19.75	$29.81—$26.50
3rd	$51.40—$41.90	$52.60—$42.65	$42.81—$31.91	$23.69—$11.84	$29.25—$19.38
4th	$56.20—$43.00	$48.60—$38.25	$55.88—$38.63	$18.25—$12.00	$27.16—$20.22

(1)	Amount includes non-cash capital lease obligations.
(2)	Includes data for nine hospitals located in France owned by an operating company in which the Company purchased an 80% ownership during 2001.

(3)	In April 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in June 2001. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split. There were no other dividends declared or paid during the other years presented. The Company has no current plans to declare cash dividends.

(4)	These prices are the high and low closing sales prices of the Company’s Class B Common Stock as reported by the New York Stock Exchange (all periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in June, 2001). Class A, C and D common stock are convertible on a share-for-share basis into Class B Common Stock.

ITEM 7.    Management’s Discussion and Analysis of Operations and Financial Condition

Forward-Looking Statements and Risk Factors

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company’s revenues are produced by a small number of its total facilities; possible unfavorable changes in the levels and terms of reimbursement for the Company’s charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including nurses and physicians; the ability of the Company to successfully integrate its acquisitions; the Company’s ability to finance growth on favorable terms; and, other factors referenced in the Company’s 2002 Form 10-K. Additionally, the Company’s financial statements reflect large amounts due from various commercial payors and there can be no assurance that failure of the payors to remit amounts due to the Company will not have a material adverse effect on the Company’s future results of operations. Also, the Company has experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance. As a result, the Company has assumed a greater portion of its liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company which are self-insured, will not have a material adverse effect on the Company’s future results of operations. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

Net revenues increased 15% to $3.26 billion in 2002 as compared to 2001 and 27% to $2.84 billion in 2001 as compared to 2000. The $420 million increase in net revenues during 2002 as compared to 2001 primarily resulted from: (i) a $255 million or 9% increase in net revenues generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities owned during both years, and; (ii) $159 million of revenues generated at acute care and behavioral health care facilities acquired in the U.S. and France purchased at various times subsequent to January 1, 2001 (excludes revenues generated at these facilities one year after acquisition).

The $600 million increase in net revenues during 2001 as compared to 2000 resulted from: (i) a $276 million or 13% increase in net revenues generated at acute care and behavioral health care facilities owned during both years, and; (ii) $324 million of net revenues generated at acute care and behavioral health care facilities acquired in the U.S. and France since January 1, 2000 (excludes revenues generated at these facilities one year after acquisition).

Net revenues from the Company’s acute care facilities (including the nine hospitals located in France) and ambulatory treatment centers accounted for 82%, 81% and 84% of consolidated net revenues during 2002, 2001 and 2000, respectively. Net revenues from the Company’s behavioral health services facilities accounted for 17%, 19% and 16% of consolidated net revenues during 2002, 2001 and 2000, respectively.

Operating income (defined as net revenues less salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) increased 17% to $516 million in 2002 from $442 million in 2001. In 2001, operating income increased 23% to $442 million from $359 million in 2000. Overall operating margins (defined as operating income divided by net revenues) were 15.8% in 2002, 15.6% in 2001 and 16.0% in 2000. The factors causing the fluctuations in the Company’s overall operating margins during the last three years are discussed below.

Below is a reconciliation of consolidated operating income to consolidated income before income taxes and the extraordinary charge, recorded in 2001:

	2002	2001	2000
Consolidated operating income	$516,019	$441,921	$359,325
Less: Depreciation and amortization	124,794	127,523	112,809
Lease and rental	61,712	53,945	49,039
Interest expense, net	34,746	36,176	29,941
Provision for insurance settlements	—	40,000	—
(Recovery of)/facility closure costs	(2,182)	—	7,747
Losses on foreign exchange and derivative transactions	220	8,862	—
Minority interest in earnings of consolidated entities	19,658	17,518	13,681

Consolidated income before income tax and extraordinary charge	$277,071	$157,897	$146,108

Operating margin	15.8%	15.6%	16.0%

Net income was $175.4 million in 2002 as compared to $99.7 million in 2001. The increase of approximately $76 million during 2002 as compared to 2001 was primarily attributable to: (i) an increase of approximately $33 million, after-tax, in operating income from acute care and behavioral health care facilities owned during both periods located in the U.S., Puerto Rico and France, due to the factors described below in Acute Care Services and Behavioral Health Services; (ii) an increase of approximately $10 million, after-tax, in operating income from acute care and behavioral health care facilities acquired in the U.S., Puerto Rico and France during 2001 and 2002 (excludes operating income, after-tax, generated at these facilities one year after acquisition); (iii) the 2001 period including $15.6 million of after-tax goodwill amortization expense which ceased upon the January 1, 2002 adoption of the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (this decrease was substantially offset by an increase during 2002, in depreciation expense attributable to capital additions and acquisitions, including depreciation expense on the newly constructed 371-bed George Washington University Hospital which opened during the third quarter of 2002), and; (iv) the 2001 period including approximately $31 million of after-tax charges relating to provision for insurance settlements, losses on foreign exchange contracts, derivative transactions and debt extinguishment.

Acute Care Services

On a same facility basis, net revenues at the Company’s acute care hospitals located in the U.S. and Puerto Rico increased 10% in 2002 as compared to 2001 and 14% in 2001 as compared to 2000. On a same facility basis, admissions and patient days increased 6.9% and 5.5%, respectively, in 2002 as compared to 2001 as the average length of stay remained unchanged at 4.7 days. Admissions and patient days at the Company’s acute care hospitals located in the U.S. and Puerto Rico increased 4.8% and 5.7%, respectively, in 2001 as compared to 2000 as the average length of stay was 4.8 days in 2001 as compared to 4.7 days in 2000.

In addition to the increase in inpatient volumes, the Company’s same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations as well as an increase in Medicare reimbursements which commenced on

April 1, 2001. On a same facility basis, at the Company’s acute care hospitals located in the U.S. and Puerto Rico, net revenue per adjusted admission (adjusted for outpatient activity) increased 3.6% and net revenue per adjusted patient day (adjusted for outpatient activity) increased 4.6% in 2002 as compared to 2001. Also on a same facility basis, net revenue per adjusted admission increased 8.4% and net revenue per adjusted patient day increased 7.4% in 2001 as compared to 2000. Included in the same facility acute care financial results and patient statistical data are the operating results generated at the 60-bed McAllen Heart Hospital which was acquired by the Company in March of 2001. Upon acquisition, the facility began operating under the same license as an integrated department of McAllen Medical Center and therefore the financial and statistical results are not separable.

Despite the increase in patient volume at the Company’s acute care hospitals, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The increase in net revenue was negatively affected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (“BBA-97”) and discounts to insurance and managed care companies (see General Trends). During 2002, 2001 and 2000, 43%, 43% and 44%, respectively, of the net patient revenues at the Company’s acute care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During 2002, 2001 and 2000, 37%, 36% and 35%, respectively, of the net patient revenues at the Company’s acute care facilities were derived from managed care companies which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company’s acute care facilities located in the U.S. and Puerto Rico, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 82.8% in 2002, 82.2% in 2001 and 81.4% in 2000. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 17.2% in 2002, 17.8% in 2001 and 18.6% in 2000. On a same facility basis during 2002 as compared to 2001, operating expenses as a percentage of net revenues at the Company’s acute care hospitals located in the U.S. and Puerto Rico were 82.5% in 2002 and 82.3% in 2001 as operating margins at these facilities were 17.5% in 2002 and 17.7% in 2001. On a same facility basis during 2001 as compared to 2000, operating expenses as a percentage of net revenues at these facilities were 82.6% in 2001 and 81.6% in 2000 as operating margins at these facilities were 17.4% in 2001 and 18.4% in 2000.

Favorably impacting the operating margins at the Company’s acute care hospitals located in the U.S. and Puerto Rico during 2002 as compared to 2001 was a reduction in the provision for doubtful accounts which, as a percentage of net revenues, decreased to 8.3% in 2002 as compared to 9.7% in 2001. This improvement was primarily attributable to more aggressive efforts to properly categorize charges related to charity care, improved billing and collection procedures and an increase in collection of amounts previously reserved. Unfavorably impacting the operating margins at these facilities during 2002 as compared to 2001 was an increase in other operating expenses which increased to 23.8% of net revenues in 2002 as compared to 22.5% in 2001 and an increase in salaries, wages and benefits which increased to 36.2% of net revenues in 2002 as compared to 35.5% in 2001. The increase in other operating expenses was due primarily to a significant increase in professional and general liability insurance expense caused by unfavorable pricing and availability trends of commercial insurance (see General Trends). The increase in salaries, wages and benefits was due primarily to rising labor rates particularly in the area of skilled nursing. The Company expects the expense factors mentioned above to continue to pressure future operating margins.

Despite the strong revenue growth experienced at the Company’s acute care facilities during 2001 as compared to 2000, operating margins at these facilities were lower in 2001 as compared to the prior year due primarily to increases in salaries, wages and benefits, pharmaceutical expense and insurance expense. Salaries, wages and benefits increased primarily as a result of rising labor rates, particularly in the area of skilled nursing and the increase in pharmaceutical expense was caused primarily by increased utilization of high-cost drugs. The Company experienced an increase in insurance expense on the self-insured retention limits at certain of its subsidiaries caused primarily by unfavorable industry-wide pricing trends for hospital professional and general liability coverage.

Behavioral Health Services

On a same facility basis, net revenues at the Company’s behavioral health care facilities increased 4% in 2002 as compared to 2001 and 7% in 2001 as compared to 2000. Admissions and patient days at these facilities increased 6.4% and 5.2%, respectively, in 2002 as compared to 2001 as the average length of stay decreased to 11.9 days in 2002 as compared to 12.1 days in 2001. Admissions and patient days at the Company’s behavioral health care facilities owned in both 2001 and 2000 increased 6.7% and 4.4%, respectively, in 2001 as compared to 2000 as the average length of stay decreased to 11.9 days in 2001 as compared to 12.2 days in 2000.

On a same facility basis, at the Company’s behavioral health care facilities, net revenue per adjusted admission (adjusted for outpatient activity) decreased 0.4% and net revenue per adjusted patient day (adjusted for outpatient activity) increased 1.1% in 2002 as compared to 2001. Also on a same facility basis, net revenue per adjusted admission increased 1.7% and net revenue per adjusted patient day increased 4.2% in 2001 as compared to 2000.

Behavioral health facilities, which are excluded from the inpatient services prospective payment system (“PPS”) applicable to acute care hospitals, are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. In the Balanced Budget Act of 1997 (“BBA-97”), Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The Medicare, Medicaid and SCHIP Balance Budget Refinement Act of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002. This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However implementation of this PPS for inpatient services furnished by behavioral health hospitals has been delayed until the first quarter of 2004. Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management can not predict the ultimate effect of inpatient PPS on the Company’s future operating results until the provisions are finalized. During 2002, 2001 and 2000, 35%, 38% and 45%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During 2002, 2001 and 2000, 48%, 39% and 35%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from managed care companies which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs.

At the Company’s behavioral health care facilities, operating expenses (salaries, wages and benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 79.8% in 2002, 81.0% in 2001 and 81.8% in 2000. The Company’s behavioral health care division generated operating margins (defined as net revenues less operating expenses divided by net revenues) of 20.2% in 2002, 19.0% in 2001 and 18.2% in 2000. On a same facility basis during 2002 as compared to 2001, operating expenses as a percentage of net revenues at the Company’s behavioral health care facilities were 79.7% in 2002 and 81.0% in 2001 as operating margins at these facilities were 20.3% in 2002 and 19.0% in 2001. On a same facility basis during 2001 as compared to 2000, operating expenses as a percentage of net revenues at these facilities were 80.3% in 2001 and 81.8% in 2000 as operating margins at these facilities were 19.7% in 2001 and 18.2% in 2000. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

Combined net revenues from the Company’s other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns nine hospitals in France increased to $161 million during 2002 as compared to $113 million in 2001 and $61 million in 2000. The increase in combined net revenues in 2002 and 2001 as compared to 2000 was primarily attributable to the Company’s purchase, in March of 2001, of an 80% ownership interest in an operating company that owns nine hospitals located in France. Combined operating margins from the Company’s other operating entities were 21.3% in 2002, 20.2% in 2001 and 15.1% in 2000.

During the fourth quarter of 2001, the Company recorded the following charges: (i) a $40.0 million pre-tax charge to reserve for malpractice expenses that may result from the Company’s third party malpractice insurance company (PHICO) that was placed in liquidation in February, 2002 (see General Trends); (ii) a $7.4 million pre-tax loss on derivative transactions resulting from the early termination of interest rate swaps, and; (iii) a $1.0 million after-tax ($1.6 million pre-tax) extraordinary expense resulting from the early redemption of the Company’s $135 million 8.75% notes issued in 1995.

During the fourth quarter of 2000, the Company recognized a pre-tax charge of $7.7 million to reflect the amount of an unfavorable jury verdict and reserve for future legal costs relating to an unprofitable facility that was closed during the first quarter of 2001. During 2001, an appellate court issued an opinion affirming the jury verdict and during the first quarter of 2002, the Company filed a petition for review by the Texas Supreme Court, which has accepted the case for review. During the fourth quarter of 2002, as a result of the sale of the real estate of this closed facility, the Company recorded a pre-tax $2.2 million recovery of facility closure costs. During 2002 and 2001, pending the outcome of the state supreme court review, the Company recorded interest expense related to this unfavorable jury verdict of $700,000 in each year.

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $19.7 million in 2002, $17.5 million in 2001 and $13.7 million in 2000. The minority interest expense includes the minority ownerships’ share of the net income of four acute care facilities located in the U.S., three of which are located in Las Vegas, Nevada and one located in Washington, D.C., and nine acute care facilities located in France (acquired during 2001).

Depreciation and amortization expense was $124.8 million in 2002, $127.5 million in 2001 and $112.8 million in 2000. Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, ceased amortizing goodwill as of that date. For the years ended December 31, 2001 and 2000, the Company recorded $24.7 million and $19.5 million of pre-tax goodwill amortization expense, respectively. Substantially offsetting the decrease during 2002 as compared to 2001 caused by the adoption of SFAS No. 142 was an increase in depreciation expense during 2002 attributable to capital additions and acquisitions, including depreciation expense on the newly constructed 371-bed George Washington University Hospital which opened during the third quarter of 2002.

The effective tax rate was 36.7% in 2002, 36.2% in 2001 and 36.1% in 2000.

General Trends

A significant portion of the Company’s revenue is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 42%, 42% and 44% of the Company’s net patient revenues during 2002, 2001 and 2000, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of the Company’s operations are subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs. In addition, reimbursement is generally subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

The federal government makes payments to participating hospitals under the Medicare program based on various formulas. The Company’s general acute care hospitals are subject to a prospective payment system (“PPS”). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by Congress in the Balanced Budget Act of 1997 (“BBA-97”), both general acute and behavioral health hospitals are paid for outpatient services included in the OPPS according to ambulatory procedure codes (“APC”), which group together services that are comparable both clinically and with respect to the use of resources. The payment for each item or service is determined by the APC to which it is assigned. The APC payment rates are calculated on a national basis and adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS.

Behavioral health facilities, which are generally excluded from the inpatient services PPS are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. In the BBA-97, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including certain behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to certain behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Centers for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by certain behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002. This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However implementation of this PPS for inpatient services furnished by certain behavioral health hospitals has been delayed until the first quarter of 2004. Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management can not predict the ultimate effect of behavioral health inpatient PPS on the Company’s future operating results until the provisions are finalized.

In addition to the trends described above that continue to have an impact on the Company’s operating results, there are a number of other more general factors affecting the Company’s business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the ensuing 5 years. This enacted legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. Some of these reductions were temporarily reversed with the passage of the Medicare,

Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over the ensuing 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. However, many of the payment reductions reversed by Congress in BIPA are expiring. In addition, without further Congressional action, in fiscal year 2003 hospitals will receive less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is estimated to equal 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7 percent. In February, 2003, the federal fiscal year 2003 omnibus spending federal legislation was signed into law. This legislation includes approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount is targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. Certain of the Company’s hospitals are eligible for and are expected to receive the increased Medicare reimbursement resulting from this legislation, however, the impact is not expected to have a material effect on the Company’s future results of operations.

Certain Medicare inpatient hospital cases with extraordinarily high costs in relation to other cases within a given DRG may receive an additional payment from Medicare (“Outlier Payments”). In general, to qualify for the additional Outlier Payments, the gross charges associated with an individual patient’s case must exceed the applicable standard DRG payment plus a threshold established annually by CMS. In the federal 2003 fiscal year, the unadjusted Outlier Payment threshold increased to $33,560 from $21,025. Outlier Payments are currently subject to multiple factors including but not limited to: (i) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (ii) the patient’s case acuity; (iii) the CMS established threshold; and; (iv) the hospital’s geographic location. However, in February, 2003, CMS issued a proposed rule that would change the outlier formula in an effort to promote more accurate spending for outlier payments to hospitals. Management of the Company ultimately believes the increase in the Outlier Payments threshold and potential change in the Outlier Payment methodology will result in a decrease in the overall Outlier Payments expected to be received by the Company during the 2003 federal fiscal year. This decrease is expected to substantially offset the increase in Medicare payments resulting from the market basket inflation adjustment as mentioned above. The Company’s total Outlier Payments in 2002 were less than 1% of its consolidated net revenues and Management expects that Outlier Payments in 2003 will amount to less than 0.5% of the Company’s consolidated net revenues.

Within certain limits, a hospital can manage its costs, and to the extent this is done effectively, a hospital may benefit from the DRG system. However, many hospital operating costs are incurred in order to satisfy licensing laws, standards of the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and quality of care concerns. In addition, hospital costs are affected by the level of patient acuity, occupancy rates and local physician practice patterns, including length of stay and number and type of tests and procedures ordered. A hospital’s ability to control or influence these factors which affect costs is, in many cases, limited.

In addition to revenues received pursuant to the Medicare program, the Company receives a large portion of its revenues either directly from Medicaid programs or from managed care companies managing Medicaid with a large concentration of the Company’s Medicaid revenues received from Texas, Pennsylvania and Massachusetts. The Company can provide no assurance that reductions to Medicaid revenues in any state in which it operates, particularly in the above-mentioned states, will not have a material adverse effect on the Company’s future results of operations. Furthermore, the Company can provide no assurances that future reductions to federal and/or state budgets that contain certain further reductions or decreases in the rate of increase of Medicare and Medicaid spending, will not adversely affect the Company’s future operations.

In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas

Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Health and Human Services Commission either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of a case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. The Texas Health and Human Services Commission is currently seeking a waiver to extend a limited Medicaid benefits package to low income persons with serious mental illness. The waiver is limited to individuals residing in Harris County or the NorthSTAR service areas. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. While Texas Senate Bill 1, effective September 1, 2001, directed the Texas Health and Human Services Commission to implement Medicaid cost containment measures including a statewide rollout of the primary care case management program in non-STAR areas, expansion of this program has been delayed in response to concerns from hospitals and physicians. Although no legislation has passed yet, such actions could have a material unfavorable impact on the reimbursement the Texas hospitals receive during the period of September, 2003 to September, 2005.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in the Company’s financial results was an aggregate of $33.0 million in 2002, $32.6 million in 2001 and $28.9 million in 2000, related to DSH programs. The Office of Inspector General recently published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. Although it is not yet clear how this issue will be resolved, it may have an adverse effect on the Company’s hospitals located in Texas that have significant Medicaid populations. Both states have renewed their programs for the 2003 fiscal years, however, failure to renew these programs beyond their scheduled termination date (June 30, 2003 for South Carolina and August 31, 2003 for Texas), failure to qualify for DSH funds under these programs, or reductions in reimbursements (including reductions related to the potential Texas Medicaid overpayments mentioned above), could have a material adverse effect on the Company’s future results of operations.

The healthcare industry is subject to numerous federal and state laws and regulations which include, among other things, participation requirements of federal and state health care programs, various licensure and accreditation requirements, reimbursement rules for patient services, False Claims Act provisions, patient privacy rules and Medicare and Medicaid anti-fraud and abuse provisions. Providers that are found to have violated these laws and regulations may be excluded from participating in federal and state healthcare programs, subjected to fines or penalties or required to repay amounts received from government for previously billed patient services. While management of the Company believes its policies, procedures and practices comply with applicable laws and regulations, no assurance can be given that the Company will not be subjected to governmental inquiries or actions or that governmental authorities may not find the Company to be in violation of a law or regulation as a result of an inquiry or action.

The Company voluntarily maintains a corporate compliance program. The program is designed to monitor and raise awareness of various regulatory issues among employees, to stress the importance of complying with all federal and state laws and regulations and to promote the Company’s standards of conduct. As part of the program, the Company provides ethics and compliance training to its employees. The Company also provides additional compliance training in specialized areas to the employees responsible for these areas. The program encourages all employees to report any potential or perceived violations directly to the applicable compliance officer or to the Company through the use of a toll-free telephone hotline or a compliance post office box.

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 39% in 2002, 37% in 2001 and 35% in 2000, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company’s facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past two years, the Company secured price increases from many of its commercial payors including managed care companies.

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the Company’s subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of the Company’s subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. The Company, on behalf of its subsidiaries, purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Total insurance expense including professional and general liability, property, auto and workers’ compensation, was approximately $25 million higher in 2002 as compared to 2001. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company, will not have a material adverse effect on the Company’s future results of operations.

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under professional and general liability insurance policies with PHICO, a Pennsylvania-based commercial insurance company. Certain subsidiaries, including hospitals located in Washington, D.C., Puerto Rico and south Texas were covered under policies with various coverage limits up to $5 million per occurrence through December 31, 2001. The majority of the remaining subsidiaries were covered under policies, which provided for a self-insured retention limit up to $1 million per occurrence, with an annual aggregate of approximately $4 million in 1998, $5 million in 1999, $7 million in 2000 and $11 million in 2001. These subsidiaries maintain excess coverage up to $100 million with other major insurance carriers.

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner. As a result, during the fourth quarter of 2001, the Company recorded a $40 million pre-tax charge to earnings to accrue for its estimated liability that resulted from this event. Management estimated this liability based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of unasserted claims based on historical experience, and estimated recoveries from state guaranty funds.

When PHICO entered liquidation proceedings, each state’s department of insurance was required to declare PHICO as insolvent or impaired. That designation effectively triggers coverage under the applicable state’s insurance guarantee association, which operates as replacement coverage, subject to the terms, conditions and limits set forth in that particular state. Therefore, the Company is entitled to receive reimbursement from those state’s guarantee funds for which it meets the eligibility requirements. In addition, the Company may be entitled to receive reimbursement from PHICO’s estate for a portion of the claims ultimately paid by the Company. Management expects that the remaining cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated.

Included in other assets as of December 31, 2002 and 2001, were estimates of approximately $37 million and $54 million, respectively, representing expected recoveries from various state guaranty funds. The reduction in estimated recoveries as of December 31, 2002 as compared to December 31, 2001 is due to Management’s reassessment of its ultimate liability for general and professional liability claims relating to the period from 1998 through 2001, its estimate of related recoveries under state guaranty funds, and payments received during 2002 from such state guaranty funds. While Management continues to monitor the factors used in making these estimates, the Company’s ultimate liability for professional and general liability claims and its actual recoveries from state guaranty funds, could change materially from current estimates due to the inherent uncertainties involved in making such estimates. Therefore, there can be no assurance that changes in these estimates, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

As of December 31, 2002, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12.0 million is included in other current liabilities. As of December 31, 2001, the total reserve for the Company’s professional and general liability claims was $158.1 million ($104.1 million net of expected recoveries from state guaranty funds), of which $26.0 million is included in other current liabilities.

The Company maintains a non-contributory defined benefit plan which covers the employees of one of the Company’s subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. The Company’s funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA. The plan had invested assets with a market value as of December 31, 2002 of $42.9 million of which approximately 70% were invested in equity based securities and 30% in fixed income securities. As a result of the unfavorable general market conditions and lower than anticipated returns on assets, the Company believes its expense related to this plan will be $3 million higher in 2003 as compared to 2002.

Privacy and Security Requirements under the Health Insurance Portability and Accountability Act of 1996

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. Regulations related to HIPAA are expected to impact the Company and others in the healthcare industry by:

(i)	Establishing standardized code sets for financial and clinical electronic data interchange (“EDI”) transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. One of the goals of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically were published in August 2000 and compliance with these regulations is required by October 2003, if a request for a one-year extension for compliance was properly submitted to the Department of Health and Human Services. The Company was granted the one-year extension.

(ii)	Mandating the adoption of privacy standards to protect the confidentiality and privacy of health information. Prior to HIPAA there were no federally recognized healthcare standards governing the privacy of health information that includes all the necessary components to protect the data integrity and confidentiality of a patient’s electronically maintained or transmitted personal health record. The final modifications to the privacy regulations were published in August 2002. Most covered entities must comply with the privacy regulations by April 2003.

(iii)	Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers. HIPAA mandates the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

(iv)	Requiring covered entities to establish procedures and mechanisms to protect the confidentiality, integrity and availability of electronic protected health information. The rule requires covered entities to implement administrative, physical, and technical safeguards to protect electronic protected health information that they receive, store, or transmit. Most covered entities will have until April, 2005 to comply with these security standards. The Company believes that it will be able to comply; however, the cost of compliance cannot yet be ascertained.

The Company is in the process of implementing the necessary changes required pursuant to HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company’s financial condition or results of operations.

Market Risks Associated with Financial Instruments

The Company’s interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of the Company’s debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by entering into interest rate swap transactions. The interest rate swap agreements are contracts that require the Company to pay fixed and receive floating interest rates over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rate is determined at the time the swap agreement is consummated.

As of December 31, 2002, the Company had three U.S. dollar interest rate swaps. One fixed rate swap with a notional principal amount of $125 million expires in August 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of December 31, 2002, the effective floating rate of this interest rate swap was 1.40%. The Company is also a party to two floating rate swaps having a notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2002, the average floating rate of the $60 million of interest rate swaps was 2.68%.

As of December 31, 2002, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros. These two interest rate swaps are for a total notional amount of 41.2 million Euros ($40.9 million based on the end of period currency exchange rate). The notional amount decreases to 35.0 million Euros ($34.8 million) on December 30, 2003, 27.5 million Euros, ($27.3 million) on December 30, 2004 and the swaps mature on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of December 31, 2002 was 2.87%.

The interest rate swap agreements do not constitute positions independent of the underlying exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage features. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated AA or better by Moody’s Investor Services and the Company anticipates that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 2002, 2001 and 2000, the Company received weighted average rates of 3.5%, 5.9% and 7.2%, respectively, and paid a weighted average rate on its interest rate swap agreements of 5.7% in 2002, 6.9% in 2001 and 7.5% in 2000.

The table below presents information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps as of December 31, 2002. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by maturity date and weighted average interest rates based on rates in effect at December 31, 2002. The fair values of long-term debt and interest rate swaps were determined based on market prices quoted at December 31, 2002, for the same or similar debt issues.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2003	2004	2005	2006	2007	There- after	Total
Long-term debt:
Fixed rate—Fair value	$3,715	$6,573	$3,346	$2,965	$1,051	$587,787 (a)	$605,437
Fixed rate—Carrying value	$3,715	$6,573	$3,346	$2,965	$1,051	$485,477	$503,127
Average interest rates	6.7%	7.6%	5.8%	5.6%	4.8%	5.8%	5.8%
Variable rate long-term debt	$4,539	$6,059	$7,568	$139,088	$9,088	$19,298	$185,640
Interest rate swaps:
Pay fixed/receive variable notional amounts			$125,000				$125,000
Fair value			$(15,648)				$(15,648)
Average pay rate			6.76%
Average receive rate			3 month LIBOR
Pay variable/receive fixed notional amounts						$(60,000)	$(60,000)
Fair value						$6,517	$6,517
Average pay rate						6 Month LIBOR plus spread
Average receive rate						6.75%
Euro denominated Swaps:
Pay fixed/receive variable notional amount	$6,055	$7,568	$27,276				$40,899
Fair value			$(1,223)				$(1,223)
Average pay rate	4.4%	4.4%	4.4%
Average receive rate	6 Month EURIBOR	6 Month EURIBOR	6 Month EURIBOR

(a)	The fair value of the Company’s 5% Convertible Debentures (“Debentures”) at December 31, 2002 is $375 million, however, the Company has the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. On June 23, 2006 the amount necessary to redeem all Debentures would be $319 million. If the Debentures could be redeemed at the same basis at December 31, 2002 the redemption amount would be $276 million. The holders of the Debentures may convert the Debentures to the Company’s Class B stock at any time. If all Debentures were converted, the result would be the issuance of 6.6 million shares of the Company’s Class B Common Stock.

Effects of Inflation and Seasonality

Although inflation has not had a material impact on the Company’s results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. The Company’s acute care and behavioral health care facilities are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in the Company’s salaries, wages and benefits expense in excess of the inflation rate. In addition, due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, on an annual basis, the Company’s total insurance expense, including professional and general liability, property, auto and workers’ compensation, was approximately $25 million higher in 2002 as compared to 2001 and is expected to increase by approximately $9 million or 15% in 2003 as compared to 2002. The Company’s subsidiaries have also assumed a greater portion of the hospital professional and general liability risk.

Although the Company cannot predict its ability to continue to cover future cost increases, Management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, the Company’s ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit the Company’s ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, the Company’s ability to maintain margins through price increases to non-Medicare patients is limited.

The Company’s business is seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the Company’s year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in the Company’s hospitals during those months.

Liquidity and Capital Resources

Net cash provided by operating activities was $331 million in 2002, $298 million in 2001 and $175 million in 2000. The $33 million increase during 2002 as compared to 2001 was primarily attributable to: (i) a favorable $23 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization, accretion of discount on convertible debentures, losses on foreign exchange, derivative transactions & debt extinguishment and provision for insurance settlements and other non-cash charges); (ii) a $36 million unfavorable change in accounts receivable (partially due to the timing of Medicare settlements and the increased patient volume and revenue at the new George Washington University Hospital which opened during the third quarter of 2002); (iii) a $19 million favorable change in accrued insurance expense net of payments made in settlement of self-insurance claims and commercial premiums paid caused primarily by the Company’s subsidiaries assuming a greater portion of the professional and general liability risk beginning in January, 2002; (iv) a $17 million favorable change due to timing of income tax payments, and; (v) $10 million of other net favorable working capital changes.

The $123 million increase during 2001 as compared to 2000 was primarily attributable to: (i) a favorable $69 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization, accretion of discount on convertible debentures, losses on foreign exchange, derivative transactions & debt extinguishment and provision for insurance settlement and other non-cash charges); (ii) an unfavorable $38 million change due to timing of net income tax payments; (iii) a $31 favorable change in accounts receivable; (iv) a $28 million favorable change in other assets and deferred charges, and; (v) $33 million of other net favorable working capital changes. Included in the $69 million favorable change in income plus the addback of adjustments to reconcile net cash provided by operating activities was a pre-tax $40 million non-cash reserve established during the fourth quarter of 2001 related to the liquidation of PHICO, the Company’s third party hospital professional and general liability insurance company (see General Trends). The increase in net income taxes paid during 2001 was due to a reduction in the 2000 net income tax payments resulting primarily from higher tax benefits from employee stock options and the decreases in accrued taxes attributable to overpayments in 1999. The $31 million favorable change in accounts receivable resulted from improved accounts receivable management during 2001.

Capital expenditures were $201 million in 2002, $153 million in 2001 and $114 million in 2000. Included in the 2002 capital expenditures were costs related to the completion of the new George Washington University Hospital located in Washington, D.C. (opened in August, 2002), a 56-bed patient tower at Auburn Regional Medical Center located in Auburn, Washington (opened in January 2003) and the first phase of a new 176-bed acute care hospital located in Las Vegas, Nevada (scheduled to be completed in the fourth quarter of 2003). Capital expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 2002 are expected to total approximately $225 million to $240 million in 2003. Included in the 2003 projected capital expenditures are the expenditures on a major new cardiology wing and 90-bed expansion of Northwest Texas Healthcare System located in Amarillo, Texas (scheduled to be completed in the fourth quarter of 2003) and construction of a new 120-bed acute care hospital in Manatee County, Florida (scheduled to open in May, 2004). Included in the 2001 capital expenditures were costs related to the completion of a 180-bed acute care hospital located in Laredo, Texas and the 126-bed addition to the Desert Springs Hospital in Las Vegas, Nevada. The Company believes that its capital expenditure program is adequate to expand, improve and equip its existing hospitals.

During 2002, the Company spent $3 million to acquire a majority ownership interest in an outpatient surgery center located in Puerto Rico. During 2001, the Company spent $263 million to acquire the assets and operations of: (i) four acute care facilities located in the U.S. (two of which were effective on January 1, 2002); (ii) two behavioral health care facilities located in the U.S. and one located in Puerto Rico; (iii) an 80% ownership interest in a French hospital company that owns nine hospitals located in France, and; (iv) majority ownership interests in two ambulatory surgery centers. During 2000, the Company spent $141 million to acquire the assets and operations of twelve behavioral health care facilities and two acute care hospitals and $12 million to acquire a minority ownership interest in an e-commerce marketplace for the purchase and sale of health care supplies, equipment and services to the healthcare industry.

During 2002, the Company received net cash proceeds of $8 million resulting from the sale of real estate related to a women’s hospital and radiation oncology center both of which were closed in a prior year and written down to their estimated net realizable values. The sale of the real property of the women’s hospital resulted in a $2.2 million recovery of closure costs and the net gain on the sale of the assets of the radiation therapy center did not have a material impact on the 2002 results of operations. During 2000, the Company received net cash proceeds of $16 million resulting from the divestiture of the real property of a behavioral health care facility located in Florida, a medical office building located in Nevada, and its ownership interests in a specialized women’s health center and two physician practices located in Oklahoma. The net gain/loss resulting from these transactions did not have a material impact on the 2000 results of operations

During 1998 and 1999, the Company’s Board of Directors approved stock purchase programs authorizing the Company to purchase up to 12 million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 2.4 million shares at an average purchase price of $14.95 per share ($36.0 million in the aggregate) during 2000, 178,000 shares at an average purchase price of $43.33 per share ($7.7 million in the aggregate) during 2001 and 1.7 million shares at an average purchase price of $44.71 per share ($76.6 million in the aggregate) during 2002. Since inception of the stock purchase program in 1998 through December 31, 2002, the Company purchased a total of 9.5 million shares at an average purchase price of $22.74 per share ($216.4 million in the aggregate).

In April, 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All classes of common stock participated on a pro rata basis and all references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

The Company has a $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $29 million was available at December 31, 2002. The interest rate on borrowings is determined at the Company’s option at the prime rate, certificate of deposit rate plus .925% to 1.275%, LIBOR plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the LIBOR rates and the facility fee are based upon the Company’s leverage ratio. At December 31, 2002, the applicable margins over the certificate of deposit and the LIBOR rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At December 31, 2002, the Company had $349 million of unused borrowing capacity available under the revolving credit agreement.

During 2001, the Company issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The notes can be redeemed in whole at any time and in part from time to time.

The Company also has a $100 million commercial paper credit facility. The majority of the Company’s acute care patient accounts receivable are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company’s revolving credit agreement are classified as long-term. As of December 31, 2002, the Company had no unused borrowing capacity under the terms of the commercial paper facility.

During the fourth quarter of 2001, the Company redeemed all of its outstanding $135.0 million, 8.75% Senior Notes (“Senior Notes”) due 2005 for an aggregate redemption price of $136.5 million. The redemption of the Senior Notes was financed with borrowings under the Company’s commercial paper and revolving credit facilities. In connection with the redemption of the Senior Notes, the Company recorded a net loss on debt extinguishment of $1.6 million during the fourth quarter of 2001.

The Company issued discounted Convertible Debentures in 2000 which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 5.6024 shares of the Company’s Class B Common Stock per $1,000 of Debentures, however, the Company has the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

During 2002, a majority-owned subsidiary of the Company entered into a senior credit agreement denominated in Euros amounting to 45.8 million Euros ($44.9 million based on the end of period currency exchange rate.) The loan, which is non-recourse to the Company, amortizes to zero over the life of the agreement and matures on December 31, 2007. Interest on the loan is at the option of the Company’s majority-owned subsidiary and can be based on the one, two, three and six month EURIBOR plus a spread of 2.5%. As of December 31, 2002, the interest rate was 5.4% and the effective interest rate including the effects of the designated interest rate swaps was 6.9%.

The average amounts outstanding during 2002, 2001 and 2000 under the revolving credit and demand notes and commercial paper program were $140.3 million, $220.0 million and $170.0 million, respectively, with corresponding effective interest rates of 3.3%, 5.1% and 7.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were, $170.0 million in 2002, $343.9 million in 2001 and $270.9 million in 2000.

Total debt as a percentage of total capitalization was 43% at December 31, 2002 and 47% at December 31, 2001.

The Company has two floating rate swaps having a notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2002, the average floating rate of the $60 million of interest rate swaps was 2.68%. During 2002 the Company recorded a decrease of $8.0 million in other assets to recognize the fair value of these swaps and a $8.0 million increase of long term debt to recognize the difference between the carrying value and fair value of the related hedged liability.

As of December 31, 2002, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of December 31, 2002, the floating rate of this interest rate swap was 1.40%.

As of December 31, 2002, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros. These two interest rate swaps are for a total notional amount of 41.2 million Euros ($40.9 million based on the end of period currency exchange rate). The notional amount decreases to 35.0 million Euros ($34.8 million) on December 30, 2003, 27.5 million Euros, ($27.3 million) on December 30, 2004 and the swaps mature on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of December 31, 2002 was 2.87%.

During the year ended December 31, 2002 and 2001, the Company recorded in accumulated other comprehensive income (“AOCI”), pre-tax losses of $6.4 million ($4.1 million after-tax) to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The income or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from December 31, 2002, it is expected that $7.2 million of pre-tax net losses in accumulated AOCI will be reclassified into earnings within the next twelve months. During the year ended December 31, 2002, the Company also recorded $169,000 ($107,000 after-tax) to recognize the ineffective portion of the cash flow hedging instruments. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August 2005.

Upon the adoption of SFAS No. 133 on January 1, 2001, the Company recorded the cumulative effect of an accounting change of approximately $7.6 million ($4.8 million after-tax) in accumulated other comprehensive income (loss) to recognize the fair value of all derivatives that were designated as cash flow hedging instruments. During the year ended December 31, 2001, the Company recorded, in AOCI, a pre-tax charge of $2.4 million ($1.5 million after-tax) to recognize the change in fair value of all derivatives that were designated as cash flow hedging instruments. During the year ended December 31, 2001, the Company also recorded a charge to earnings of approximately $300,000 ($200,000 after-tax) to recognize the ineffective portion of its cash flow hedging instruments.

The Company had a fixed rate swap having a notional principal amount of $135 million whereby the Company paid a fixed rate of 6.76% and received a floating rate from the counter-party. During 2001, the notional amount of this swap was reduced to $125 million. The Company had two interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million with a scheduled maturity date of August, 2005 that were terminated in November, 2001. The average fixed rate on the $75 million of interest rate swaps including the Company’s borrowing spread of .35%, was 7.05%. The total cost of all swaps terminated in 2001 was $7.4 million. This amount was reclassified from accumulated other comprehensive loss due to the probability of the original forecasted interest payments not occurring.

The effective interest rate on the Company’s revolving credit, demand notes and commercial paper program, including the respective interest expense and income incurred on existing and now expired designated interest rate swaps, was 6.3%, 6.4% and 7.1% during 2002, 2001 and 2000, respectively. Additional interest (expense)/income recorded as a result of the Company’s U.S. dollar denominated hedging activity was ($4,228,000) in 2002, ($2,730,000) in 2001 and $414,000 in 2000. The Company is exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreements. All of the counter-parties are creditworthy financial institutions rated AA or better by Moody’s Investor Service and the Company does not anticipate non-performance. The estimated fair value of the cost to the Company to terminate the interest rate swap obligations, including the Euro denominated interest rate swaps, at December 31, 2002 and 2001 was approximately $10.4 million and $11.7 million, respectively.

Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 2002.

The fair value of the Company’s long-term debt at December 31, 2002 and 2001 was approximately $791.1 million and $751.5 million, respectively.

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

The following represents the scheduled maturities of the Company’s contractual obligations as of December 31, 2002:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt-fixed (a)	$503,127	$3,715	$9,919	$4,016	$485,477	(b)
Long-term debt-variable	185,640	4,538	13,628	148,176	19,298
Accrued interest	3,690	3,690	—	—	—
Construction commitments (c)	40,000	—	—	40,000	—
Operating leases	105,860	32,704	49,151	18,957	5,048

Total contractual cash Obligations	$838,317	$44,647	$72,698	$211,149	$509,823

(a)	Includes capital lease obligations
(b)	Amount is presented net of discount on Convertible Debentures of $310,527
(c)	Estimated cost of completion on the construction of a new 100-bed acute care facility in Eagle Pass, Texas.

Significant Accounting Policies

The Company has determined that the following accounting policies and estimates are critical to the understanding of the Company’s consolidated financial statements.

Revenue Recognition: Revenue and the related receivables for health care services are recorded in the accounting records, at the time the services are rendered, on an accrual basis at the Company’s established charges. The provision for contractual adjustments, which represents the difference between established charges and estimated third-party payor payments, is also recognized on an accrual basis and deducted from gross revenue to determine net revenues. Payment arrangements with third-party payors may include prospectively determined rates per discharge, a discount from established charges, per-diem payments and reimbursed costs. Estimates of contractual adjustments are reported in the period during which the services are provided and adjusted in future periods, as the actual amounts become known. Revenues recorded under cost-based reimbursement programs may be adjusted in future periods as a result of audits, reviews or investigations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Medicare and Medicaid net revenues represented 42%, 42% and 44% of net patient revenues for the years 2002, 2001 and 2000, respectively. In addition, approximately 39% in 2002, 37% in 2001 and 35% in 2000, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations.

The Company establishes an allowance for doubtful accounts to reduce its receivables to their net realizable value. The allowances are estimated by management based on general factors such as payor mix, the agings of the receivables and historical collection experience. At December 31, 2002 and 2001, accounts receivable are recorded net of allowance for doubtful accounts of $59.1 million and $61.1 million, respectively.

The Company provides care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in provision for doubtful accounts.

Self-Insured Risks:    The Company provides for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred by not reported.

The ultimate costs of such claims, which include costs associated with litigating or settling claims, are accrued when the incidents that give rise to the claims occur. Estimated losses from asserted and unasserted claims are accrued, based on Management’s estimates of the ultimate costs of the claims and the relationship of past reported incidents to eventual claims payments. All relevant information, including the Company’s own historical experience, the nature and extent of existing asserted claims, and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. The accrual also includes an estimate of the losses that will result from unreported incidents, which are probable of having occurred before the end of the reporting period.

In addition, the Company also maintains self-insured employee benefits programs for healthcare and dental claims. The ultimate costs related to these programs includes expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Estimated losses are reviewed and changed, if necessary, at each reporting date. The amounts of the changes are recognized currently as additional expense or as a reduction of expense.

Reference is made to Note 1 to the financial statements for additional information on other accounting policies and new accounting pronouncements.

Related Party Transactions:

At December 31, 2002, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). The Company serves as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, the Company conducts the Trust’s day to day affairs, provides administrative services and presents investment opportunities. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company’s pre-tax share of income from the Trust was $1.4 million during 2002, $1.3 million during 2001 and $1.2 million during 2000, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.1 million and $9.0 million at December 31, 2002 and 2001, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $20.3 million at December 31, 2002 and $18.0 million at December 31, 2001.

As of December 31, 2002, the Company leased six hospital facilities from the Trust with terms expiring in 2004 through 2008. These leases contain up to six 5-year renewal options. During 2002, the Company exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in 2003. The renewal rate on this facility is based upon the five year Treasury rate on March 29, 2003 plus a spread. Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $17.2 million in 2002, $16.5 million in 2001 and $17.1 million in 2000. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As of December 31, 2002, the aggregate fair market value of the Company’s facilities leased from the Trust is not known, however, the aggregate original purchase price paid by the Trust for these properties was $112.5 million. The Company received an advisory fee from the Trust of $1.4 million in 2002 and $1.3 million in both 2001 and 2000 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

During 2000, the Company sold the real property of a medical office building to a limited liability company that is majority owned by the Trust for cash proceeds of approximately $10.5 million. Tenants in the multi-tenant building include subsidiaries of the Company as well as unrelated parties.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, the Company had $18 million as of December 31, 2002 and $21 million as of December 31, 2001, of gross loans outstanding to various employees of which $15 million as of December 31, 2002 and $18 million as of December 31, 2001 were charged to compensation expense through that date. Included in the gross loan amounts outstanding were loans to officers of the Company amounting to $13 million as of December 31, 2002 and $16 million as of December 31, 2001 (see Note 5).

The Company’s Chairman and Chief Executive Officer is member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain members of executive management own approximately 6% of the outstanding shares of Broadlane, Inc. as of December 31, 2002. Broadlane, Inc. provides contracting and other supply chain services to various healthcare organizations, including the Company.

A member of the Company’s Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by the Company as its principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to the Company’s Chief Executive Officer. Another member of the Company’s Board of Directors and member of the Board’s Executive and Audit Committees was formerly Senior Vice Chairman and Managing Director of the investment banking firm used by the Company as one of its Initial Purchasers for the Convertible Debentures issued in 2000.

ITEM 7.a.    Qualitative and Quantitative Disclosures About Market Risk

See Item 7. Management’s Discussion and Analysis of Operations and Financial Condition—Market Risks Associated with Financial Instruments

ITEM 8.    Financial Statements and Supplementary Data

The Company’s Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Common Stockholders’ Equity, and Consolidated Statements of Cash Flows, together with the reports of  KPMG LLP and a previously issued report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Financial Statement Schedule.” The report of Arthur Andersen LLP has not been reissued.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosures during the last three fiscal years. On June 18, 2002, the Company dismissed Arthur Andersen LLP as the Company’s independent public accountants and decided to engage KPMG LLP to serve as the Company’s independent public accountant for 2002. The Company’s decision to change its independent accountants was approved by the Board of Directors upon recommendation of the Audit Committee. For more information with respect to this matter, see the Company’s current report on Form 8-K filed on June 18, 2002.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Directors” in the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002. See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11.    Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 13.    Certain Relationships and Related Transactions

There is hereby incorporated by reference the information to appear under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

ITEM 14.    Controls and Procedures

Within 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, Management of the Company, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2. Financial Statements and Financial Statement Schedule.

See Index to Financial Statements and Financial Statement Schedule.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2002.

(c)  Exhibits

3.1  Company’s Restated Certificate of Incorporation, and Amendments thereto, previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, are incorporated herein by reference.

3.2  Bylaws of Registrant as amended, previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

3.3  Amendment to the Company’s Restated Certificate of Incorporation previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 3, 2001 is incorporated herein by reference.

4.1  Indenture dated as of June 23, 2000 between Universal Health Services, Inc. and Bank One Trust Company, N.A., previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.2  Form of Indenture dated January 20, 2000, between Universal Health Services, Inc. and Bank One Trust Company, N.A., Trustee previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3/A (File No. 333-85781), dated February 1, 2000, is incorporated herein by reference.

4.3  Form of 6 3/4% Notes due 2011, previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 13, 2001, is incorporated herein by reference.

10.1  Amended and Restated Employment Agreement, dated as of November 14, 2001, by and between Universal Health Services, Inc. and Alan B. Miller.

10.2  Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.3  Agreement, effective January 1, 2003, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.4  Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Registrant and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

10.5  Share Option Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and Registrant, previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6  Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by Registrant in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.7  Universal Health Services, Inc. Executive Retirement Income Plan dated January 1, 1993

10.8  Sale and Servicing Agreement dated as of November 16, 1993 between Certain Hospitals and UHS Receivables Corp., previously filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.9  Amendment No. 2 dated as of August 31, 1998, to Sale and Servicing Agreements dated as of various dates between each hospital company and UHS Receivables Corp., previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.10  Servicing Agreement dated as of November 16, 1993, among UHS Receivables Corp., UHS of Delaware, Inc. and Continental Bank, National Association, previously filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.11  Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and Continental Bank, National Association, previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.12  Amendment No. 1 to the Pooling Agreement dated as of September 30, 1994, among UHS Receivables Corp., Sheffield Receivables Corporation and Bank of America Illinois (as successor to Continental Bank N.A.) as Trustee, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

10.13  Amendment No. 2, dated as of April 17, 1997 to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., a Delaware corporation, Sheffield Receivables Corporation, a Delaware corporation, and First Bank National Association, a national banking association, as trustee, previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, is incorporated herein by reference.

10.14  Form of Amendment No. 3, dated as of August 31, 1998, to Pooling Agreement dated as of November 16, 1993, among UHS Receivables Corp., Sheffield Receivables Corporation and U.S. Bank National Association (successor to First Bank National Association and Continental Bank, National Association) previously filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

10.15  Agreement, dated as of August 31, 1998, by and among each hospital company signatory hereto, UHS Receivables Corp., a Delaware Corporation, Sheffield Receivables Corporation and U.S. Bank National Association, as Trustee, previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.16  Guarantee dated as of November 16, 1993, by Universal Health Services, Inc. in favor of UHS Receivables Corp., previously filed as Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

10.17  2002 Executive Incentive Plan.

10.18  Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.19  Stock Purchase Plan, previously filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.20  Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

10.21  Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.22  Deferred Compensation Plan for Universal Health Services Board of Directors and Amendment thereto.

10.23  Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.24  Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.25  Amended and Restated 1992 Stock Option Plan, previously filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.26.  Credit Agreement dated as of December 13, 2001 among Universal Health Services, Inc., its Eligible Subsidiaries, JPMorgan Chase Bank, Bank of America, N.A., First Union National Bank, Fleet National Bank, ABN Amro Bank N.V., Banco Popular de Puerto Rico, Sun Trust Bank, The Bank of New York, National City Bank of Kentucky, PNC Bank, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and First Union National Bank and Fleet National Bank, as Co-Documentation Agents, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

10.27.  Employee’s Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

10.28  Amendment No. 1 to the Universal Health Services, Inc. 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.29  Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002.

11.  Statement re computation of per share earnings is set forth in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

22.  Subsidiaries of Registrant.

23.2  Information Regarding Consent of Arthur Andersen LLP

24.1  Independent Auditors’ Consent - KPMG LLP

24.2  Consent of Independent Public Accountants - Arthur Andersen LLP

99.1  Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Alan B. Miller

President

March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, President and Director (Principal Executive Officer)	March 18, 2003

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	March 18, 2003

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	March 18, 2003

/S/ JOHN H. HERRELL John H. Herrell	Director	March 18, 2003

/S/ JOHN F. WILLIAMS, JR., M.D. John F. Williams, Jr., M.D.	Director	March 18, 2003

/S/ LEATRICE DUCAT Leatrice Ducat	Director	March 18, 2003

/S/ STEVE FILTON Steve Filton	Vice President, Chief Financial Officer, Chief Accounting Officer and Secretary	March 18, 2003

CERTIFICATION-Chief Executive Officer

I, Alan B. Miller, certify that:

1. I have reviewed this annual report on Form 10-K of Universal Health Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Alan B. Miller President and Chief Executive Officer

CERTIFICATION-Chief Financial Officer

I, Steve Filton, certify that:

1. I have reviewed this annual report on Form 10-K of Universal Health Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Steve Filton Vice President and Chief Financial Officer

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

(ITEM 14(a))

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

We have audited the 2002 financial statements of Universal Health Services, Inc. (a Delaware corporation) and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 financial statements, we have also audited the 2002 financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The 2001 and 2000 financial statements and financial statement schedule of Universal Health Services, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule, before the revisions as described in Note 1 to the financial statements, in their report dated February 13, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the financial statements of Universal Health Services, Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations. As described in Note 1, the financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Universal Health Services, Inc. and subsidiaries other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 28, 2003

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of income, common stockholders’ equity and cash flows for the year ended December 31, 1999, which are no longer included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Universal Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Universal Health Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

February 13, 2002

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2002	2001	2000
	(In thousands, except per share data)

Net revenues	$3,258,898	$2,840,491	$2,242,444
Operating charges
Salaries, wages and benefits	1,298,967	1,122,428	873,747
Other operating expenses	787,408	668,026	515,084
Supplies expense	425,142	368,091	301,663
Provision for doubtful accounts	231,362	240,025	192,625
Depreciation & amortization	124,794	127,523	112,809
Lease and rental expense	61,712	53,945	49,039
Interest expense, net	34,746	36,176	29,941
Provision for insurance settlements	—	40,000	—
Facility closure (recoveries)/costs	(2,182)	—	7,747
Losses on foreign exchange and derivative transactions	220	8,862	—

	2,962,169	2,665,076	2,082,655

Income before minority interests, income taxes and extraordinary charge	296,729	175,415	159,789
Minority interests in earnings of consolidated entities	19,658	17,518	13,681

Income before income taxes and extraordinary charge	277,071	157,897	146,108
Provision for income taxes	101,710	57,147	52,746

Net income before extraordinary charge	175,361	100,750	93,362
Extraordinary charge from early extinguishment of debt, net of taxes	—	1,008	—

Net income	$175,361	$99,742	$93,362

Earnings per Common Share before extraordinary charge:
Basic	$2.94	$1.68	$1.55

Diluted	$2.74	$1.62	$1.50

Earnings per Common Share after extraordinary charge:
Basic	$2.94	$1.67	$1.55

Diluted	$2.74	$1.60	$1.50

Weighted average number of common shares—basic	59,730	59,874	60,220
Weighted average number of common share equivalents	7,345	7,346	4,600

Weighted average number of common shares and equivalents—diluted	67,075	67,220	64,820

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollar amounts in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$17,750	$22,848
Accounts receivable, net	474,763	418,083
Supplies	58,217	54,764
Deferred income taxes	25,023	25,227
Other current assets	30,823	27,340

Total current assets	606,576	548,262
Property and Equipment
Land	154,804	149,208
Buildings and improvements	978,655	845,523
Equipment	586,096	505,310
Property under capital lease	42,346	31,902

	1,761,901	1,531,943
Accumulated depreciation	(687,430)	(594,602)

	1,074,471	937,341
Funds restricted for construction	—	196
Construction-in-progress	92,816	93,668

	1,167,287	1,031,205

Other assets
Goodwill	410,320	372,627
Deferred charges	14,390	16,533
Other	124,656	199,962

	549,366	589,122

	$2,323,229	$2,168,589

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$8,253	$2,436
Accounts payable	170,471	144,163
Accrued liabilities
Compensation and related benefits	82,900	58,607
Interest	3,690	3,050
Taxes other than income	25,068	26,525
Other	67,969	87,050
Federal and state taxes	12,062	885

Total current liabilities	370,413	322,716
Other Noncurrent Liabilities	206,238	164,390
Minority Interests	134,339	125,914
Long-Term Debt	680,514	718,830
Deferred Income Taxes	14,266	28,839
Commitments and Contingencies
Common Stockholders’ Equity
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares; issued and outstanding 3,328,404 shares in 2002 and 3,848,886 in 2001	33	38
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares; issued and outstanding 55,341,350 shares in 2002 and 55,603,686 in 2001	553	556
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares; issued and outstanding 335,800 shares in 2002 and 387,848 in 2001	3	4
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares; issued and outstanding 35,506 shares in 2002 and 39,109 in 2001	—	—
Capital in excess of par value, net of deferred compensation of $14,247 in 2002 and $203 in 2001	84,135	137,400
Retained earnings	851,425	676,064
Accumulated other comprehensive loss	(18,690)	(6,162)

	917,459	807,900

	$2,323,229	$2,168,589

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001, and 2000

	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Amounts in thousands)
Balance January 1, 2000	$20	$284	$2	—	$158,345	$482,960	—	$641,611
Common Stock
Issued/(converted)	(1)	6	—	—	16,629	—	—	16,634
Repurchased	—	(12)	—	—	(35,973)	—	—	(35,985)
Amortization of deferred compensation	—	—	—	—	952	—	—	952
Net income	—	—	—	—	—	93,362	—	93,362

Balance January 1, 2001	19	278	2	—	139,953	576,322	—	716,574
Common Stock
Issued	—	1	—	—	4,844	—	—	4,845
Stock dividend	19	278	2	—	(299)	—	—	—
Repurchased	—	(1)	—	—	(7,733)	—	—	(7,734)
Amortization of deferred compensation	—	—	—	—	635	—	—	635
Comprehensive income:
Net income	—	—	—	—	—	99,742	—	99,742
Foreign currency translation adjustments	—	—	—	—	—	—	161	161
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income (net of income tax effect of $2,801)	—	—	—	—	—	—	(4,779)	(4,779)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $1,727)	—	—	—	—	—	—	2,947	2,947
Unrealized derivative losses on cash flow hedges (net of income tax effect of $2,632)	—	—	—	—	—	—	(4,491)	(4,491)

Subtotal—comprehensive income	—	—	—	—	—	99,742	(6,162)	93,580

Balance January 1, 2002	38	556	4	—	137,400	676,064	(6,162)	807,900
Common Stock
Issued/(converted)	(5)	14	(1)	—	6,558	—	—	6,566
Repurchased	—	(17)	—	—	(76,598)	—	—	(76,615)
Amortization of deferred compensation	—	—	—	—	15,396	—	—	15,396
Stock option expense	—	—	—	—	1,379	—	—	1,379
Comprehensive income:
Net income	—	—	—	—	—	175,361	—	175,361
Foreign currency translation adjustments	—	—	—	—	—	—	(719)	(719)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $2,387)	—	—	—	—	—	—	4,073	4,073
Unrealized derivative losses on cash flow hedges (net of income tax effect of $4,783)	—	—	—	—	—	—	(8,161)	(8,161)
Minimum pension liability (net of income tax effect of $4,525)	—	—	—	—	—	—	(7,721)	(7,721)

Subtotal—comprehensive income	—	—	—	—	—	175,361	(12,528)	162,833

Balance December 31, 2002	$33	$553	$3	—	$84,135	$851,425	$(18,690)	$917,459

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$175,361	$99,742	$93,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,794	127,523	112,809
Accretion of discount on convertible debentures	10,903	10,323	5,239
Losses on foreign exchange, derivative transactions & debt extinguishment	220	10,460	—
Provision for insurance settlements and other non-cash charges	—	40,000	7,747
Changes in assets and liabilities, net of effect from acquisitions and dispositions:
Accounts receivable	(34,987)	1,384	(29,391)
Accrued interest	640	(1,914)	(1,020)
Accrued and deferred income taxes	7,347	(9,292)	28,489
Other working capital accounts	23,679	13,913	1,408
Other assets and deferred charges	(5,113)	10,689	(17,237)
Increase in working capital at acquired facilities	—	(9,133)	(24,155)
Other	(6,192)	(7,304)	(6,209)
Minority interests in earnings of consolidated entities, net of distributions	7,425	2,874	6,048
Accrued insurance expense, net of commercial premiums paid	58,316	23,531	9,012
Payments made in settlement of self-insurance claims	(31,134)	(15,253)	(11,281)

Net cash provided by operating activities	331,259	297,543	174,821

Cash Flows from Investing Activities:
Property and equipment additions, net	(200,930)	(152,938)	(113,900)
Acquisition of businesses	(3,000)	(263,463)	(141,333)
Proceeds received from merger, sale or disposition of assets	8,369	—	16,253
Investment in business	—	—	(12,273)

Net cash used in investing activities	(195,561)	(416,401)	(251,253)

Cash Flows from Financing Activities:
Additional borrowings, net of financing costs	39,311	280,499	252,566
Reduction of long-term debt	(106,439)	(137,005)	(141,045)
Net cash paid related to termination of interest rate swap, foreign currency and early extinguishment of debt	—	(6,608)	—
Issuance of common stock	2,947	2,009	5,260
Repurchase of common shares	(76,615)	(7,734)	(35,985)

Net cash (used in) provided by financing activities	(140,796)	131,161	80,796

(Decrease) Increase in Cash and Cash Equivalents	(5,098)	12,303	4,364
Cash and Cash Equivalents, Beginning of Period	22,848	10,545	6,181

Cash and Cash Equivalents, End of Period	$17,750	$22,848	$10,545

Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,203	$27,767	$25,722
Income taxes paid, net of refunds	$94,412	$64,492	$24,284

Supplemental Disclosures of Noncash Investing and Financing Activities:

See Notes 2 and 7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Universal Health Services, Inc. (the “Company”), its majority-owned subsidiaries and partnerships controlled by the Company or its subsidiaries as the managing general partner. The Company’s France subsidiary is included on the basis of the year ending November 30th. All significant intercompany accounts and transactions have been eliminated. The more significant accounting policies follow:

Nature of Operations:    The principal business of the Company is owning and operating, through its subsidiaries, acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. At December 31, 2002, the Company operated 34 acute care hospitals and 38 behavioral health centers located in 22 states, Washington, DC, Puerto Rico and France. The Company, as part of its ambulatory treatment centers division owns outright, or in partnership with physicians, and operates or manages 24 surgery and radiation oncology centers located in 12 states and Puerto Rico.

Services provided by the Company’s hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic care, coronary care, pediatric services and behavioral health services. The Company provides capital resources as well as a variety of management services to its facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

Net revenues from the Company’s acute care hospitals and ambulatory and outpatient treatment centers accounted for 82%, 81% and 84% of consolidated net revenues in 2002, 2001 and 2000, respectively. Net revenues from the Company’s behavioral health care facilities accounted for 17%, 19% and 16%, of consolidated net revenues in 2002, 2001 and 2000, respectively.

Revenue Recognition:    Revenue and the related receivables for health care services are recorded in the accounting records, at the time the services are rendered, on an accrual basis at the Company’s established charges. The provision for contractual adjustments, which represents the difference between established charges and estimated third-party payor payments, is also recognized on an accrual basis and deducted from gross revenue to determine net revenues. Payment arrangements with third-party payors may include prospectively determined rates per discharge, a discount from established charges, per-diem payments and reimbursed costs. Estimates of contractual adjustments are reported in the period during which the services are provided and adjusted in future periods, as the actual amounts become known. Revenues recorded under cost-based reimbursement programs may be adjusted in future periods as a result of audits, reviews or investigations. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Medicare and Medicaid net revenues represented 42%, 42% and 44% of net patient revenues for the years 2002, 2001 and 2000, respectively. In addition, approximately 39% in 2002, 37% in 2001, 35% in 2000, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations and preferred provider organizations.

The Company establishes an allowance for doubtful accounts to reduce its receivables to their net realizable value. The allowances are estimated by management based on general factors such as payor mix, the agings of the receivables and historical collection experience. At December 31, 2002 and 2001, accounts receivable are recorded net of allowance for doubtful accounts of $59.1 million and $61.1 million, respectively.

The Company provides care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in provision for doubtful accounts.

Concentration of Revenues:    The three majority-owned facilities operating in the Las Vegas market contributed on a combined basis 15% of the Company’s 2002 consolidated net revenues. The two facilities located in the McAllen/Edinburg, Texas market contributed, on a combined basis, 11% of the Company’s 2002 consolidated net revenues.

Cash and Cash Equivalents:    The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of approximately $600,000 in 2002, $1.9 million in 2001 and $2.7 million in 2000.

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

The Company capitalizes interest expense on major construction projects while in process. The Company capitalized $4.6 million, $3.0 million and $453,000 of interest related to major construction in projects in 2002, 2001 and 2000, respectively.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $113.7 million, $96.1 million and $86.8 million in 2002, 2001 and 2000, respectively.

Long-Lived Assets:    Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. It retains the requirement of Opinion No. 30 to report separately discontinued operations, and extends that reporting for all periods presented to a component of an entity that, subsequent to or on January 1, 2002, either has been disposed of or is classified as held for sale. Additionally, SFAS No. 144 requires that assets and liabilities of components held for sale, if material, be disclosed separately in the balance sheet.

If events or circumstances indicate that the carrying value of a long-lived asset to be held and used may be impaired, management estimates the undiscounted future cash flows to be generated from the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

Goodwill:    The Company adopted SFAS No. 142 on January 1, 2002, and accordingly, ceased amortizing goodwill as of that date. As required by SFAS No. 142, the Company performed an impairment test on goodwill as of January 1, 2002, which indicated no impairment of goodwill. Management has designated September 1st as the Company’s annual impairment assessment date and performed its impairment assessment as of September 1, 2002, which indicated no impairment of goodwill.

The following table sets forth the computation of basic and diluted earnings per share on a pro-forma basis assuming that SFAS No. 142 was adopted on January 1, 2000:

	Twelve Months Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Reported net income	$175,361	$99,742	$93,362
Add back: goodwill amortization, net of tax of $9.1 million and $7.2 million in 2001 and 2000, respectively	—	15,600	12,300

Adjusted net income	$175,361	$115,342	$105,662

Basic earnings per share:
Reported net income	$2.94	$1.67	$1.55
Goodwill amortization	—	0.26	0.20

Adjusted net income	$2.94	$1.93	$1.75

Diluted earnings per share:
Reported net income	$2.74	$1.60	$1.50
Goodwill amortization	—	0.24	0.19

Adjusted net income	$2.74	$1.84	$1.69

For the year ended December 31, 2001, adjusted income before extraordinary charge would have been $116,350, adjusted income before extraordinary charge per basic share would have been $1.94 and adjusted income before extraordinary charge per diluted share would have been $1.85.

Changes in the carrying amount of goodwill for the year ended December 31, 2002 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Other	Total Consolidated
Balance, January 1, 2002	$277,692	$54,122	$40,813	$372,627
Goodwill acquired during the period	30,246	328	3,022	33,596
Adjustments to goodwill (A)	—	—	4,097	4,097

Balance, December 31, 2002	$307,938	$54,450	$47,932	$410,320

(A)	Consists of the foreign currency translation adjustment on goodwill recorded in connection with the Company’s acquisition of an 80% ownership interest in an operating company that owns nine acute care facilities in France.

Other Assets:    During 1994, the Company established an employee life insurance program covering approximately 2,200 employees. The cash surrender value of the policies ($15.8 million at December 31, 2002 and $15.9 million at December 31, 2001) was recorded net of related loans ($15.7 million at December 31, 2002 and $15.8 million at December 31, 2001) and is included in other assets.

Included in other assets are estimates of expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments amounting to $37.0 million and $54.0 million at December 31, 2002 and December 31, 2001, respectively. Actual recoveries may vary from these estimates due to the inherent uncertainties involved in making such estimates (See Note 8). Other assets at December 31, 2001 also include $70 million of deposits on acquisitions, which were consummated on January 1, 2002.

As of December 31, 2002 and 2001, other intangible assets, net of accumulated amortization, were not material.

Self-Insured Risks:    The Company provides for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred by not reported.

The ultimate costs of such claims, which include costs associated with litigating or settling claims, are accrued when the incidents that give rise to the claims occur. Estimated losses from asserted and unasserted claims are accrued, based on Management’s estimates of the ultimate costs of the claims and the relationship of past reported incidents to eventual claims payments. All relevant information, including the Company’s own historical experience, the nature and extent of existing asserted claims, and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. The accrual also includes an estimate of the losses that will result from unreported incidents, which are probable of having occurred before the end of the reporting period.

In addition, the Company also maintains self-insured employee benefits programs for healthcare and dental claims. The ultimate costs related to these programs includes expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Estimated losses are reviewed and changed, if necessary, at each reporting date. The amounts of the changes are recognized currently as additional expense or as a reduction of expense.

Income Taxes:    Deferred taxes are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

Other Noncurrent Liabilities:    Other noncurrent liabilities include the long-term portion of the Company’s professional and general liability, workers’ compensation reserves and pension liability.

Minority Interest:    As of December 31, 2002 and 2001, the $134.3 million and $126.0 million, respectively, minority interest consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada, a 20% outside ownership interest in an acute care facility located in Washington, DC and a 20% outside ownership interest in an operating company that owns nine hospitals in France.

Comprehensive Income:    Comprehensive income or loss is recorded in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”. SFAS No.130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments, foreign currency translation adjustments and the minimum pension liability.

Accounting for Derivative Financial Investments and Hedging Activities:    The Company manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, the Company, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

Effective January 1, 2001, the Company began accounting for its derivative and hedging activities using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments, including certain derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. For derivative transactions designated as hedges, the Company formally documents all relationships between the hedging instrument and the related hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within shareholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

The Company uses interest rate swaps in its cash flow hedge transactions. The interest rate swaps are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability. For derivative instruments designated as cash flow hedges, the ineffective portion of the change in expected cash flows of the hedged item are recognized currently in the income statement.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Fair value hedges are accounted for by recording the changes in the fair value of both the derivative instrument and the hedged item in the income statement.

For hedge transactions that do not qualify for the short-cut method, at the hedge’s inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in cash flows of the hedged items and whether they are expected to be highly effective in the future.

Foreign Currency:    One of the Company’s subsidiaries operates in France, whose currency is denominated in Euros. The French subsidiary translates its assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. Any resulting gains or losses are recorded in accumulated other comprehensive income (loss) in the accompanying balance sheet.

The revenue and expense accounts of the France subsidiary are translated into U.S. dollars at the average exchange rate that prevailed during the period. Therefore, the U.S. dollar value of the French subsidiary’s operating results may fluctuate from period to period due to changes in exchange rates.

Stock-Based Compensation:    At December 31, 2002, the Company has a number of stock-based employee compensation plans, which are more fully described in Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company recognizes compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Twelve Months Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income	$175,361	$99,742	$93,362
Add: total stock-based compensation expenses included in net income, net of tax of $6.3 million, $249 and $104 in 2002, 2001 and 2000, respectively	10,691	425	178
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards, net of tax of $11.0 million, $5.1 million and $2.0 million in 2002, 2001 and 2000, respectively	(18,894)	(8,725)	(3,341)

Pro forma net income	$167,158	$91,442	$90,199

Basic earnings per share, as reported	$2.94	$1.67	$1.55
Basic earnings per share, pro forma	$2.80	$1.53	$1.50
Diluted earnings per share, as reported	$2.74	$1.60	$1.50
Diluted earnings per share, pro forma	$2.62	$1.48	$1.45

For the year ended December 31, 2001, net income before extraordinary charge would have been $100,750, earnings per basic share before extraordinary charge would have been $1.68 on an as reported basis and $1.54 on a proforma basis and earnings per diluted share before extraordinary charge would have been $1.62 on an as reported basis and $1.50 on a proforma basis.

Earnings per Share:    Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, after the $1.0 million after-tax extraordinary charge recorded in 2001 (effect on basic and diluted earnings per share of $0.01 and $0.02, respectively), for the periods indicated:

	Twelve Months Ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Basic:
Net income	$175,361	$99,742	$93,362
Weighted average number of common shares	59,730	59,874	60,220

Earnings per common share-basic	$2.94	$1.67	$1.55

Diluted:
Net income	$175,361	$99,742	$93,362
Add discounted convertible debenture interest, net of income tax effect	8,451	8,120	4,092

Adjusted net income	$183,812	$107,862	$97,454

Weighted average number of common shares	59,730	59,874	60,220
Net effect of dilutive stock options and grants based on the treasury stock method	768	769	1,096
Assumed conversion of discounted convertible debentures	6,577	6,577	3,504

Weighted average number of common shares and equivalents	67,075	67,220	64,820

Earnings per common share-diluted	$2.74	$1.60	$1.50

For the year ended December 31, 2001, net income before extraordinary charge would have been $100,750, earnings per basic share before extraordinary charge would have been $1.68 and earnings per diluted share before extraordinary charge would have been $1.62.

Fair Value of Financial Instruments:    The fair values of the Company’s registered debt, interest rate swap agreements and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

Reclassifications:    Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements:    In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. The Statement is effective January 1, 2003 for the Company, with earlier adoption permitted. Management does not believe that this Statement will have a material effect on the Company’s financial statements.

In April, 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” (SFAS 145). SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Any gain or loss that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. This provision will be effective for the Company beginning January 1, 2003. Except for the possible reclassification of the extraordinary charge on early extinguishment of debt recorded in 2001, Management does not believe that this Statement will have a material effect on the Company’s financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others.” This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable. For guarantees entered into prior to December 31, 2002, the interpretation requires certain information related to the guarantees be disclosed in the guarantor’s financial statements. The disclosure requirements of this interpretation are effective for the year ended December 31, 2002 and are included in the notes to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of December 31, 2002, the Company does not have any unconsolidated variable interest entities.

2) ACQUISITIONS AND DIVESTITURES

2003 — Subsequent to December 31, 2002, the Company spent $39.9 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage, Alaska, and; (ii) two hospitals located in France that were purchased by an operating company which is 80% owned by the Company.

2002 — During 2002, the Company spent $3 million to acquire a majority ownership interest in the assets and operations of a surgery center located in Puerto Rico. In addition, effective January 1, 2002, the Company acquired the assets and operations of: (i) a 150-bed acute care facility located in Lansdale, Pennsylvania, and; (ii) a 117-bed acute care facility located in Lancaster, California. Included in other assets at December 31, 2001 were $70 million of deposits related to the acquisition of these two facilities.

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$14,000
Property and equipment	32,000
Goodwill	34,000
Debt	(3,000)
Other liabilities	(4,000)

Total cash purchase price	73,000
Less: cash deposits made in 2001	(70,000)

Cash paid for acquisitions in 2002	$3,000

The pro forma effect of these acquisitions on the Company’s net revenues, net income and basic and diluted earnings per share for the year ended December 31, 2002 and 2001 were immaterial. During 2002, the Company received net proceeds of $8.4 million resulting from the sale of real estate related to a women’s hospital and a radiation oncology center, both of which were closed in a prior year and written down to their estimated net realizable values. The sale of the real estate of the women’s hospital resulted in a $2.2 million gain. The gain on the sale of the radiation center did not have a material effect on the Company’s financial statements.

2001 — During 2001, the Company spent $263 million to acquire the assets and operations of: (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico; (ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts; (iv) a 60-bed specialty heart hospital located in McAllen, Texas; (v) an 80% ownership interest in an operating company that owns nine hospitals located in France; (vi) two ambulatory surgery centers located in Nevada and Louisiana; (vii) a 150-bed acute care facility located in Lansdale, Pennsylvania (ownership effective January 1, 2002), and; (viii) a 117-bed acute care facility located in Lancaster, California (ownership effective January 1, 2002).

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$5,000
Property, plant & equipment	95,000
Goodwill	87,000
Other assets	22,000
Debt	(9,000)
Other liabilities	(7,000)

Cash purchase price for 2001 acquisitions	193,000
Cash deposits made for 2002 acquisitions	70,000

Cash paid for acquisitions in 2001	$263,000

The increase of $9 million in other working capital accounts at acquired facilities from their date of acquisition through December 31, 2001 consisted of the following:

Amount (000s)
Accounts receivable	$19,000
Other working capital accounts	(2,000)
Other	(8,000)

Total working capital changes	$9,000

The pro forma effect of these acquisitions on the Company’s net revenues, net income and basic and diluted earnings per share for the year ended December 31, 2001, was immaterial, as the majority of the acquisitions occurred early in 2001. Assuming the 2001 acquisitions had been completed as of January 1, 2000, the unaudited pro forma net revenues and net income for the year ended December 31, 2000 would have been approximately $2.4 billion and $100.7 million, respectively, and the unaudited pro forma basic and diluted earnings per share would have been $1.67 and $1.62, respectively.

2000 — During 2000, the Company spent $141 million to acquire the assets and operations of: (i) a 277-bed acute care facility located in Enid, Oklahoma; (ii) 12 behavioral health care facilities located in Pennsylvania, Delaware, Georgia, Kentucky, South Carolina, Tennessee, Mississippi, Utah and Texas; (iii) a 77-bed acute care facility located in Eagle Pass, Texas, and; (iv) the operations of a behavioral health care facility in Texas. In connection with the acquisition of the facility in Eagle Pass, Texas, the Company agreed to construct a new 100-bed facility scheduled to be completed and opened by the fourth quarter of 2006.

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$5,000
Property, plant & equipment	77,000
Goodwill	58,000
Other assets	1,000

Cash paid for acquisitions in 2000	$141,000

The increases of $24.2 million in other working capital accounts at acquired facilities from their date of acquisition through December 31, 2000 consisted of the following:

Amount (000s)
Accounts receivable	$36,800
Other working capital accounts	(7,700)
Other	(4,900)

Total working capital changes	$24,200

Assuming the 2000 acquisitions had been completed as of January 1, 2000, the unaudited pro forma net revenues and net income for the year ended December 31, 2000 would have been approximately $2.4 billion and $100.4 million, respectively and the unaudited pro forma basic and diluted earnings per share would have been $1.67 and $1.62, respectively.

During 2000, the Company sold the real property of a behavioral health care facility located in Florida and its ownership interests in a women’s hospital and two physician practices located in Oklahoma for net proceeds of approximately $5.5 million. In addition, the Company sold a medical office building located in Nevada to a limited liability company that is majority owned by Universal Health Realty Income Trust (see Note 9). The net gain/loss from these transactions was not material.

The goodwill acquired during the last three years as presented above, is expected to be fully deductible for income tax purposes.

3)    FINANCIAL INSTRUMENTS

Fair Value Hedges:    The Company has two floating rate swaps having a notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2002, the average floating rate on these swaps was 2.68%. During 2002 the Company recorded an increase of $8.0 million in other assets to recognize the fair value of these swaps and an $8.0 million increase in long term debt to recognize the difference between the carrying value and fair value of the related hedged liability.

Upon the adoption of SFAS No. 133 on January 1, 2001, the Company recorded an adjustment to increase other assets and long-term debt by $3.3 million to recognize the fair value of an interest rate swap that was designated as a fair-value hedge and to recognize the difference between the carrying value and fair value of the related hedged liability. During the third quarter of 2001, the counter-party to this interest rate swap, which had a notional principal amount of $135 million, elected to terminate the interest rate swap. This swap had been designated as a fair value hedge of the Company’s $135 million 8.75% Senior Notes that were redeemed in October, 2001. The termination resulted in a net payment to the Company of approximately $3.8 million. Upon the termination of the fair value hedge, the Company ceased adjusting the fair value of the debt. The effective interest method was used to amortize the resulting difference between the fair value at termination and the face amount of the debt through the maturity date of the Senior Notes. In connection with the redemption of the Senior Notes in the fourth quarter of 2001, the Company recorded a pre-tax loss on debt extinguishment of $1.6 million.

Cash Flow Hedges:    As of December 31, 2002, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of December 31, 2002, the floating rate of this interest rate swap was 1.40%.

As of December 31, 2002, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros. These two interest rate swaps are for a total notional amount of 41.2 million Euros ($40.9 million based on the end of period currency exchange rate). The notional amount decreases to 35.0 million Euros ($34.8 million) on December 30, 2003, 27.5 million Euros, ($27.3 million) on December 30, 2004 and the swaps mature on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of December 31, 2002 was 2.87%.

During the year ended December 31, 2002, the Company recorded in accumulated other comprehensive income (“AOCI”), pre-tax losses of $6.4 million ($4.1 million after-tax) to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from December 31, 2002, it is expected that $7.2 million of pre-tax net losses in accumulated OCI will be reclassified into earnings within the next twelve months. During the year ended December 31, 2002, the Company also recorded a charge to earnings of $169,000 ($107,000 after-tax) during the year to recognize the ineffective portion of its cash flow hedging instruments. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

Upon the adoption of SFAS No. 133 on January 1, 2001, the Company recorded the cumulative effect of an accounting change of approximately $7.6 million ($4.8 million after-tax) in accumulated other comprehensive income (loss) to recognize the fair value all derivatives that were designated as cash flow hedging instruments. During the year ended December 31, 2001, the Company recorded, in AOCI, a pre-tax charge of $2.4 million ($1.5 million after-tax) to recognize the change in fair value of all derivatives that were designated as cash flow hedging instruments. During the year ended December 31, 2001, the Company also recorded a charge to earnings of approximately $300,000 ($200,000 after-tax) to recognize the ineffective portion of its cash flow hedging instruments.

The Company had a fixed rate swap having a notional principal amount of $135 million whereby the Company paid a fixed rate of 6.76% and received a floating rate from the counter-party. During 2001, the notional amount of this swap was reduced to $125 million. The Company had two interest rate swaps to fix the rate of interest on a total notional principal amount of $75 million with a scheduled maturity date of August, 2005 that were terminated in November, 2001. The average fixed rate on the $75 million of interest rate swaps, included the Company’s borrowing spread of .35%, was 7.05%. The total cost of all swaps terminated in 2001 was $7.4 million. This amount was reclassified from accumulated other comprehensive loss due to the probability of the original forecasted interest payments not occurring.

Foreign Currency Risk:    In connection with the Company’s purchase of a 80% ownership interest in an operating company that owns hospitals in France in the first quarter of 2001, the Company extended an intercompany loan denominated in francs. During the first quarter of 2001, the Company recorded a $1.3 million pre-tax loss ($800,000 after-tax), resulting from foreign exchange fluctuations related to this intercompany loan. During the second quarter of 2001, the Company entered into certain forward exchange contracts to hedge the exposure associated with foreign currency fluctuations on the intercompany loan. These contracts, which are now expired, were not designated as hedging instruments and changes in the fair value of these items were recorded in earnings to offset the foreign exchange gains and losses of the intercompany loan. The effect of the change in fair value of the contract for the year ended December 31, 2001 was a loss of $200,000 which offset a $200,000 exchange gain on the intercompany loan.

4)    LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2002	2001
	(000s)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $17,921 in 2002 and $11,919 in 2001) and term loans with varying maturities through 2006; weighted average interest at 6.2% in 2002 and 6.8% in 2001 (see Note 7 regarding capitalized leases)	$65,677	$18,061
Revolving credit and demand notes	30,000	121,000
Commercial paper	100,000	100,000
Revenue bonds: Interest at floating rates of 1.55% at December 31, 2002 with varying maturities through 2015	10,200	18,200
5.00% Convertible Debentures due 2020, net of the unamortized discount of $310,527 in 2002 and $321,430 in 2001	276,465	265,562
6.75% Senior Notes due 2011, net of the unamortized discount of $92 in 2002 and $102 in 2001, and fair market value debt adjustment of $6,517 in 2002 and ($1,455) in 2001	206,425	198,443

	688,767	721,266
Less-Amounts due within one year	8,253	2,436

	$680,514	$718,830

The Company has a $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $29 million was available at December 31, 2002. The interest rate on borrowings is determined at the Company’s option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company’s leverage ratio. At December 31, 2002, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At December 31, 2002, the Company had $349 million of unused borrowing capacity available under the revolving credit agreement.

During 2002, a majority-owned subsidiary of the Company entered into a senior credit agreement denominated in Euros amounting to 45.8 million Euros ($44.9 million based on the end of period currency exchange rate.) The loan, which is non-recourse to the Company, amortizes to zero over the life of the agreement and matures on December 31, 2007. Interest on the loan is at the option of the Company’s majority-owned subsidiary and can be based on the one, two three and six month EURIBOR plus a spread of 2.5%. As of December 31, 2002, the interest rate was 5.4% and the effective interest rate including the effects of the designated interest rate swaps was 6.9%.

The Company also has a $100 million commercial paper credit facility. The majority of the Company’s acute care patient accounts receivable are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company’s revolving credit agreement are classified as long-term. As of December 31, 2002, the Company had no unused borrowing capacity under the terms of the commercial paper facility.

During 2001, the Company issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The notes can be redeemed in whole at any time and in part from time to time.

The Company issued discounted Convertible Debentures in 2000 which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 5.6024 shares of the Company’s common stock per $1,000 of Debentures, however, the Company has the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

The average amounts outstanding during 2002, 2001 and 2000 under the revolving credit and demand notes and commercial paper program were $140.3 million, $220.0 million and $170.0 million. respectively, with corresponding effective interest rates of 3.3%, 5.1% and 7.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were, $170 million in 2002, $343.9 million in 2001 and $270.9 million in 2000.

The effective interest rate on the Company’s revolving credit, demand notes and commercial paper program, including the respective interest expense and income incurred on existing and now expired designated interest rate swaps, was 6.3%, 6.4% and 7.1% during 2002, 2001 and 2000, respectively. Additional interest (expense)/income recorded as a result of the Company’s U.S. dollar denominated hedging activity was ($4,228,000) in 2002, ($2,730,000) in 2001 and $414,000 in 2000. The Company is exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreements. All of the counter-parties are creditworthy financial institutions rated AA or better by Moody’s Investor Service and the Company does not anticipate non-performance. The estimated fair value of the cost to the Company to terminate the interest rate swap obligations including the Euro denominated interest rate swaps, at December 31, 2002 and 2001 was approximately $10.4 million and $11.7 million, respectively.

Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. The Company is in compliance with all required covenants as of December 31, 2002.

The fair value of the Company’s long-term debt at December 31, 2002 and 2001 was approximately $791.1 million and $751.5 million, respectively.

Aggregate maturities follow:

(000s)
2003	$8,253
2004	12,632
2005	10,915
2006	142,053
2007	10,139
Later	815,302

Total	$999,294
Less: Discount on Convertible Debentures	(310,527)

Net Total	$688,767

Included in the aggregate maturities shown above, are maturities related to the Company’s Euro denominated debt ($45.4 million in the aggregate) which mature as follows: $4.5 million in 2003; $6.1 million in 2004; $7.6 million in 2005; $9.1 million in 2006; $9.1 million in 2007 and $9.0 million in later years.

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

During 1998 and 1999, the Company’s Board of Directors approved stock purchase programs authorizing the Company to purchase up to twelve million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased 2,408,000 shares at an average purchase price of $14.95 per share ($36.0 million in the aggregate) during 2000, 178,057 shares at an average purchase price of $43.33 per share ($7.7 million in the aggregate) during 2001 and 1,713,787 shares at an average purchase price of $44.71 per share ($76.6 million in the aggregate) during 2002. Since inception of the stock purchase program in 1998 through December 31, 2002, the Company purchased a total of 9,517,602 shares at an average purchase price of $22.74 per share ($216.4 million in the aggregate).

At December 31, 2002, 17,584,459 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, for issuance upon conversion of the Company’s discounted Convertible Debentures and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

As discussed in Note 1, the Company accounts for stock-based compensation using the intrinsic value method in APB No. 25, as permitted under SFAS No. 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the fifteen option grants that occurred during 2002, 2001 and 2000:

Year Ended December 31,	2002	2001	2000
Volatility	53%-57%	21%-49%	21%-44%
Interest rate	3%-4%	4%-6%	5%-7%
Expected life (years)	3.7	3.8	3.7
Forfeiture rate	4%	7%	1%

Stock options to purchase Class B Common Stock have been granted to officers, key employees and directors of the Company under various plans.

Information with respect to these options is summarized as follows:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2000	3,404,910	$17.14	$28.28 - $ 7.32
Granted	529,000	$23.05	$33.72 - $22.28
Exercised	(1,455,740)	$13.81	$28.28 - $ 7.32
Cancelled	(94,126)	$21.54	$28.28 - $11.85

Balance, January 1, 2001	2,384,044	$20.32	$33.72 - $11.85
Granted	2,051,200	$42.23	$42.65 - $37.82
Exercised	(318,525)	$21.38	$33.72 - $11.85
Cancelled	(298,750)	$31.35	$42.41 - $11.85

Balance, January 1, 2002	3,817,969	$31.14	$42.65 - $11.85
Granted	320,500	$41.76	$51.40 - $39.96
Exercised	(470,385)	$24.34	$42.41 - $11.85
Cancelled	(74,000)	$35.02	$43.50 - $20.22

Balance, December 31, 2002	3,594,084	$32.89	$51.40 - $11.85

Outstanding Options at December 31, 2002:

Number of Shares	Average Option Price	Range (High-Low)	Contractual Life
529,500	$12.1764	$16.8750-$11.8438	1.8
946,784	$23.7443	$33.7200-$20.2188	1.2
2,096,300	$42.0703	$44.0000-$34.0000	3.2
21,500	$51.3784	$51.4000-$51.0900	4.7

3,594,084

All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 2002 have an average remaining contractual life of 2.5 years. At December 31, 2002, options for 2,054,614 shares were available for grant. At December 31, 2002, options for 1,393,143 shares of Class B Common Stock with an aggregate purchase price of $36.9 million (average of $26.48 per share) were exercisable.

During the third quarter of 2002, the Company restructured certain elements of its long-term incentive compensation plans in response to recent changes in regulations relating to such plans. Prior to the third quarter of 2002, the Company loaned employees funds (“Loan Program”) to pay the income tax liabilities incurred upon the exercise of their stock options. Advances pursuant to the Loan Program were secured by full recourse promissory notes that were forgiven after three years, if the borrower remained employed by the Company. If the forgiveness criteria were not met, the employee was required to repay the loan at the time of separation.

During the third quarter of 2002, this Loan Program was terminated. As a replacement long-term incentive plan, the Compensation Committee of the Company’s Board of Directors approved the issuance of 575,997 shares (net of cancellations) of restricted stock at $51.15 per share ($29.5 million in the aggregate) to various officers and employees pursuant to the Company’s 2001 Employees’ Restricted Stock Purchase Plan (“Restricted Stock”). The number of shares and the current value of the Restricted Stock issued to each employee were based on the estimated benefits lost by that employee as a result of the termination of the Loan Program. The Restricted

Stock is scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. Included in the Restricted Stock granted was 319,490 restricted shares issued to the Company’s Chief Executive Officer (“CEO”) which are also scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. However, subject to stockholder approval of certain amendments to the Restricted Stock Purchase Plan, the shares issued to the Company’s CEO will be awarded only if the Company achieves a 14% cumulative increase in earnings during the two-year period ending December 31, 2004, as compared to the year ended December 31, 2002.

In connection with the Loan Program, it was the Company’s policy to charge compensation expense for the loan forgiveness over the employees’ estimated service period or approximately six years on average. As of December 31, 2002, the Company had approximately $18 million of loans outstanding in connection with the Loan Program (approximately $13 million of which was loaned to officers of the Company), of which approximately $15 million was charged to compensation expense through that date. The balance will be charged to compensation expense over the remaining service periods (through March, 2007), assuming the forgiveness criteria are met. In addition, as of July 1, 2002, the Company had recorded an additional accrual of approximately $16.0 million related to the estimated benefits earned under the Loan Program for which loans had not yet been extended. As a result of the termination of the Loan Program, this accrued liability was adjusted by reducing compensation expense by $16.0 million during 2002 (the majority of which was recorded during the third quarter of 2002) since the Company does not have any future obligations related to the benefits that employees might have been entitled to if the Loan Program had continued.

Since the Restricted Stock awards were primarily intended to replace the benefits that had been earned under the Loan Program, a portion of the awards was attributable to services rendered by employees in prior periods. Accordingly, in connection with the issuance of the Restricted Stock awards during 2002, during the third quarter of 2002 the Company recorded approximately $14.1 million of compensation expense which represented the prior service portion of the expense related to the Restricted Stock awards. During the fourth quarter of 2002, an additional $1.2 million of compensation expense was recorded related to the Restricted Stock awards. The remaining expense associated with the Restricted Stock awards (estimated at $14.2 million as of December 31, 2002, but subject to adjustment based on the market value of the shares granted to the Company’s CEO) will be recorded over the vesting periods of the awards (through the third quarter of 2007), assuming the recipients remain employed by the Company.

In addition to the stock option plan the Company has the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Ownership Plan whereby eligible employees (officers of the Company are no longer eligible) may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iii) a 2001 Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions (575,997 shares issued during 2002), and; (iv) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The Company has reserved 3.4 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and has issued 1.6 million shares pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2002, of which 38,432, 3,542 and 54,076 became fully vested during 2002, 2001 and 2000, respectively.

In connection with the long-term incentive plans described above, the Company recorded net compensation expense of $3.6 million in 2002, $12.6 million in 2001 and $6.8 million in 2000.

6) INCOME TAXES

Components of income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
	(000s)
Currently payable
Federal and foreign	$97,070	$66,122	$35,506
State	8,384	5,851	3,217

	105,454	71,973	38,723
Deferred
Federal	(3,440)	(13,622)	12,884
State	(304)	(1,204)	1,139

	(3,744)	(14,826)	14,023

Total	$101,710	$57,147	$52,746

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109). Under SFAS 109, deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

	Year Ended December 31,
	2002	2001
	(000s)
Self-insurance reserves	$51,737	$40,730
Doubtful accounts and other reserves	(13,351)	(11,063)
State income taxes	1,087	321
Other deferred tax assets	40,935	23,141
Depreciable and amortizable assets	(69,651)	(56,741)

Total deferred taxes	$10,757	$(3,612)

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Deductible depreciation, amortization and other	(0.2)	(0.7)	(0.8)
State taxes, net of federal income tax benefit	1.9	1.9	1.9

Effective tax rate	36.7%	36.2%	36.1%

The net deferred tax assets and liabilities are comprised as follows:

	Year Ended December 31,
	2002	2001
	(000s)
Current deferred taxes
Assets	$38,374	$36,290
Liabilities	(13,351)	(11,063)

Total deferred taxes-current	25,023	25,227
Noncurrent deferred taxes
Assets	55,385	27,902
Liabilities	(69,651)	(56,741)

Total deferred taxes-noncurrent	(14,266)	(28,839)

Total deferred taxes	$10,757	$(3,612)

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

7)    LEASE COMMITMENTS

Certain of the Company’s hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2008 (See Note 9). Certain of these leases also contain provisions allowing the Company to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows:

	Year Ended December 31,
	2002	2001
	(000s)
Land, buildings and equipment	$42,346	$31,902
Less: accumulated amortization	(23,551)	(23,140)

	$18,795	$8,762

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2002, are as follows:

Year	Capital Leases	Operating Leases
	(000s)
2003	$5,048	$32,704
2004	5,426	28,180
2005	4,026	20,971
2006	3,571	16,043
2007	1,482	2,914
Later Years	5,920	5,048

Total minimum rental	$25,473	$105,860
Less: Amount representing interest	7,552

Present value of minimum rental commitments	17,921
Less: Current portion of capital lease obligations	3,496

Long-term portion of capital lease obligations	$14,425

Capital lease obligations of $9.5 million in 2002, $10.6 million in 2001 and $1.9 million in 2000 were incurred when the Company entered into capital leases for new equipment or assumed capital lease obligations upon the acquisition of facilities.

8)    COMMITMENTS AND CONTINGENCIES

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the Company’s subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of the Company’s subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. The Company, on behalf of its subsidiaries, purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Total insurance expense including professional and general liability, property, auto and workers’ compensation, was approximately $25 million higher in 2002 as compared to 2001. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company, will not have a material adverse effect on the Company’s future results of operations.

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under professional and general liability insurance policies with PHICO, a Pennsylvania-based commercial insurance company. Certain subsidiaries, including hospitals located in Washington, D.C., Puerto Rico and south Texas were covered under policies with various coverage limits up to $5 million per occurrence through December 31, 2001. The majority of the remaining subsidiaries were covered under policies, which provided for a self-insured retention limit up to $1 million per occurrence, with an annual aggregate retention amount of approximately $4 million in 1998, $5 million in 1999, $7 million in 2000 and $11 million in 2001. These subsidiaries maintain excess coverage up to $100 million with other major insurance carriers.

Early in the first quarter of 2002, PHICO was placed in liquidation by the Pennsylvania Insurance Commissioner. As a result, during the fourth quarter of 2001, the Company recorded a $40 million pre-tax charge to earnings to accrue for its estimated liability that resulted from this event. Management estimated this liability based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of unasserted claims based on historical experience, and estimated recoveries from state guaranty funds.

When PHICO entered liquidation proceedings, each state’s department of insurance was required to declare PHICO as insolvent or impaired. That designation effectively triggers coverage under the applicable state’s insurance guarantee association, which operates as replacement coverage, subject to the terms, conditions and limits set forth in that particular state. Therefore, the Company is entitled to receive reimbursement from those state’s guarantee funds for which it meets the eligibility requirements. In addition, the Company may be entitled to receive reimbursement from PHICO’s estate for a portion of the claims ultimately paid by the Company. Management expects that the remaining cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated.

Included in other assets as of December 31, 2002 and 2001, were estimates of approximately $37 million and $54 million, respectively, representing expected recoveries from various state guaranty funds. The reduction in estimated recoveries as of December 31, 2002 as compared to December 31, 2001 is due to Management’s reassessment of its ultimate liability for general and professional liability claims relating to the period from 1998 through 2001, its estimate of related recoveries under state guaranty funds, and payments received during 2002 from such state guaranty funds. While Management continues to monitor the factors used in making these estimates, the Company’s ultimate liability for professional and general liability claims and its actual recoveries from state guaranty funds, could change materially from current estimates due to the inherent uncertainties involved in making such estimates. Therefore, there can be no assurance that changes in these estimates, if any, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

As of December 31, 2002, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12.0 million is included in other current liabilities. As of December 31, 2001, the total reserve for the Company’s professional and general liability claims was $158.1 million ($104.1 million net of expected recoveries from state guaranty funds), of which $26.0 million is included in other current liabilities.

As of December 31, 2002, the Company has outstanding letters of credit and surety bonds totaling $28.4 million consisting of: (i) $22.5 million related to the Company’s self-insurance programs, and; (ii) $5.9 million consisting primarily of collateral for outstanding bonds of an unaffiliated party and public utilities.

The Company entered into a long-term contract with a third party, that expires in 2012, to provide certain data processing services for its acute care and behavioral health facilities.

During the fourth quarter of 2000, the Company recognized a pre-tax charge of $7.7 million to reflect the amount of an unfavorable jury verdict and reserve for future legal costs relating to an unprofitable facility that was closed during the first quarter of 2001. During 2001, an appellate court issued an opinion affirming the jury verdict and during the first quarter of 2002, the Company filed a petition for review by the Texas Supreme Court, which has accepted the case for review. Pending the outcome of the state supreme court review, the Company recorded interest expense related to this unfavorable jury verdict in the amount of $700,000 in both 2002 and 2001. During the fourth quarter of 2002, as a result of the sale of the real estate of this facility, the Company recorded a pre-tax $2.2 million gain.

In addition, various suits and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company’s consolidated financial position or results of operations.

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

The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in August, 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Organizations are required to be in compliance with certain HIPAA provisions beginning in April, 2003. Provisions not yet finalized are required to be implemented two years after the effective date of the regulation. Organizations are subject to significant fines and penalties if found not to be compliant with the provisions outlined in the regulations. The Company is in the process of implementation of the necessary changes required pursuant to the terms of HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company’s financial condition or results of operations.

9)    RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). The Company serves as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, the Company conducts the Trust’s day to day affairs, provides administrative services and presents investment opportunities. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company’s pre-tax share of income from the Trust was $1.4 million during 2002, $1.3 million during 2001 and $1.2 million during 2000, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.1 million and $9.0 million at December 31, 2002 and 2001, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $20.3 million at December 31, 2002 and $18.0 million at December 31, 2001.

As of December 31, 2002, the Company leased six hospital facilities from the Trust with terms expiring in 2004 through 2008. These leases contain up to six 5-year renewal options. During 2002, the Company exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in 2003. The renewal rate on this facility is based upon the five year Treasury rate on March 29, 2003 plus a spread. Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $17.2 million in 2002, $16.5 million in 2001 and $17.1 million in 2000. The terms of the lease provide that in the event the Company discontinues operations at the leased facility for more than one year, the Company is obligated to offer a substitute property. If the Trust does not accept the substitute property offered, the Company is obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As of December 31, 2002, the aggregate fair market value of the Company’s facilities leased from the Trust is not known, however, the aggregate original purchase price paid by the Trust for these properties was $112.5 million. The Company received an advisory fee from the Trust of $1.4 million in 2002 and $1.3 million in both 2001 and 2000 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

During 2000, the Company sold the real property of a medical office building to limited liability company that is majority owned by the Trust for cash proceeds of approximately $10.5 million. Tenants in the multi-tenant building include subsidiaries of the Company as well as unrelated parties.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, the Company had $18 million as of December 31, 2002 and $21 million as of December 31, 2001, of gross loans outstanding to various employees of which $15 million as of December 31, 2002 and $18 million as of December 31, 2001 were charged to compensation expense through that date. Included in the amounts outstanding were gross loans to officers of the Company amounting to $13 million as of December 31, 2002 and $16 million as of December 31, 2001 (see Note 5).

The Company’s Chairman and Chief Executive Officer is member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain members of executive management own approximately 6% of the outstanding shares of Broadlane, Inc. as of December 31, 2002. Broadlane, Inc. provides contracting and other supply chain services to various healthcare organizations, including the Company.

A member of the Company’s Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by the Company as its principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to the Company’s Chief Executive Officer. Another member of the Company’s Board of Directors and member of the Board’s Executive and Audit Committees was formerly Senior Vice Chairman and Managing Director of the investment banking firm used by the Company as one of its Initial Purchasers for the Convertible Debentures issued in 2000.

10)    PENSION PLAN

The Company maintains contributory and non-contributory retirement plans for eligible employees. The Company’s contributions to the contributory plan amounted to $7.2 million, $6.2 million and $4.7 million in 2002, 2001 and 2000, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of the Company’s subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. The Company’s funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows reconciliations of the defined benefit pension plan for the Company as of December 31, 2002 and 2001:

	2002	2001
	(000s)
Change in benefit obligation:
Benefit obligation at beginning of year	$54,100	$49,754
Service cost	986	923
Interest cost	3,856	3,667
Benefits paid	(1,732)	(1,810)
Actuarial loss	4,417	1,566

Benefit obligation at end of year	$61,627	$54,100

Change in plan assets:
Fair value of plan assets at beginning of year	$50,456	$53,329
Actual return on plan assets	(5,553)	(873)
Benefits paid	(1,732)	(1,810)
Administrative expenses	(253)	(190)

Fair value of plan assets at end of year	$42,918	$50,456

Funded status of the plan	$(18,709)	$(3,644)
Unrecognized actuarial loss	17,289	2,607

Net amount recognized	$(1,420)	$(1,037)
Total amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(13,666)	$(1,037)
Accumulated other comprehensive income	12,246	—

Net amount recognized	$(1,420)	$(1,037)

Accumulated other comprehensive loss attributable to change in additional minimum liability recognition	$12,246	$—

Weighted average assumptions as of December 31
Discount rate	6.75%	7.25%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%

	2002	2001	2000
	(000s)
Components of net periodic cost (benefit)
Service cost	$986	$923	$921
Interest cost	3,856	3,667	3,428
Expected return on plan assets	(4,459)	(4,723)	(4,700)
Recognized actuarial gain	—	—	(413)

Net periodic cost (benefit)	$383	$(133)	$(764)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $61,627, $56,584 and $42,918, respectively as of December 31, 2002. The fair value of plan assets, comprised of approximately 70% equities and 30% fixed income securities, exceeded the accumulated benefit obligations of the plan, as of December 31, 2001. As a result of a reduction in the expected long-term rate of return to 8% and reduction of the discount rate to 6.75% for 2003, the Company’s pension expense is estimated to increase by approximately $3 million as compared to 2002.

11)    SEGMENT REPORTING

The Company’s reportable operating segments consist of acute care services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the Company’s other operating entities including outpatient surgery and radiation centers and an 80% ownership interest in an operating company that owns nine hospitals located in France. The Company’s France subsidiary is included on the basis of the year ended November 30th. The chief operating decision making group for the Company’s acute care services and behavioral health care services located in the U.S. and Puerto Rico is comprised of the Company’s President and Chief Executive Officer, and the lead executives of each of the Company’s two primary operating segments. The lead executive for each operating segment also manages the profitability of each respective segment’s various hospitals. The acute care and behavioral health services’ operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services. The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies included in Footnote 1 to the Consolidated Financial Statements. The Company adopted SFAS Nos. 142 and 144, effective January 1, 2002. There was no impact on the segment data presented as a result of the adoption of these pronouncements.

2002	Acute Care Services	Behavioral Health Care Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,183,944	$979,824	$94,511	$6,258,279
Gross outpatient revenues	$1,814,757	$149,604	$159,905	$2,124,266
Total net revenues	$2,524,292	$565,585	$169,021	$3,258,898
Operating income(a)	$433,369	$114,341	$(31,691)	$516,019
Total assets	$1,692,360	$259,010	$371,859	$2,323,229
Licensed beds	5,813	3,752	1,083	10,648
Available beds	4,802	3,608	1,083	9,493
Patient days	1,239,040	1,005,882	319,100	2,564,022
Admissions	266,261	84,348	63,781	414,390
Average length of stay	4.7	11.9	5.0	6.2

2001	Acute Care Services	Behavioral Health Care Services	Other	Total Consolidated
Gross inpatient revenues	$4,032,623	$908,424	$53,725	$4,994,772
Gross outpatient revenues	$1,432,232	$143,907	$145,398	$1,721,537
Total net revenues	$2,182,052	$538,443	$119,996	$2,840,491
Operating Income(a)	$389,179	$102,502	$(49,760)	$441,921
Total assets	$1,488,979	$274,013	$405,597	$2,168,589
Licensed beds	5,514	3,732	720	9,966
Available beds	4,631	3,588	720	8,939
Patient days	1,123,264	950,236	180,111	2,253,611
Admissions	237,802	78,688	38,627	355,117
Average length of stay	4.7	12.1	4.7	6.3

2000	Acute Care Services	Behavioral Health Care Services	Other	Total Consolidated
Gross inpatient revenues	$3,152,132	$584,030	$21,071	$3,757,233
Gross outpatient revenues	$1,104,264	$103,015	$116,765	$1,324,044
Total net revenues	$1,816,353	$356,340	$69,751	$2,242,444
Operating income(a)	$337,580	$64,960	$(43,215)	$359,325
Total assets	$1,346,150	$267,427	$128,800	$1,742,377
Licensed beds	4,980	2,612	—	7,592
Available beds	4,220	2,552	—	6,772
Patient days	1,017,646	608,423	—	1,626,069
Admissions	214,771	49,971	—	264,742
Average length of stay	4.7	12.2	—	6.1

(a)	Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts. Below is a reconciliation of consolidated operating income to consolidated net income before income taxes and extraordinary charge:

	2002	2001	2000
	(Amounts in thousands)
Consolidated operating income	$516,019	$441,921	$359,325
Less: Depreciation & amortization	124,794	127,523	112,809
Lease & rental expense	61,712	53,945	49,039
Interest expense, net	34,746	36,176	29,941
Provision for insurance settlements	—	40,000	—
(Recovery of)/facility closure costs	(2,182)	—	7,747
Minority interests in earnings of consolidated entities	19,658	17,518	13,681
Losses on foreign exchange and derivative transactions	220	8,862	—

Consolidated income before income taxes and extraordinary charge	$277,071	$157,897	$146,108

12)    QUARTERLY RESULTS

The following tables summarize the Company’s quarterly financial data for the two years ended December 31, 2002:

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(000s, except per share amounts)
Net revenues	$804,371	$805,945	$813,104	$835,478
Income before income taxes and extraordinary charge	$72,165	$70,072	$65,489	$69,345
Net income	$45,673	$44,347	$41,451	$43,890
Earnings per share—basic	$0.76	$0.74	$0.69	$0.74
Earnings per share—diluted	$0.71	$0.69	$0.65	$0.69

Net revenues in 2002 include $33.0 million of additional revenues received from Medicaid disproportionate share hospital (“DSH”) funds in Texas and South Carolina. Of this amount, $8.4 million was recorded in the first quarter, $8.8 million in the second quarter, $7.0 million in the third quarter and $8.8 million in the fourth quarter. These amounts were recorded in periods that the Company met all of the requirements to be entitled to these reimbursements. Failure to renew these programs beyond their scheduled termination dates (June 30, 2003 for South Carolina and August 31, 2003 for Texas), failure to qualify for DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on the Company’s future results of operations. Included in the Company’s results during the fourth quarter of 2002 is a $2.2 million pre-tax gain on the sale of the real estate of a hospital that was closed in 2001 ($.02 per diluted share after-tax).

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(000s, except per share amounts)
Net revenues	$676,949	$718,596	$720,784	$724,162
Income before income taxes and extraordinary charge	$56,923	$50,888	$47,519	$2,567
Net income	$36,171	$32,390	$30,254	$927
Earnings per share after extraordinary charge—basic	$0.60	$0.54	$0.50	$0.02
Earnings per share after extraordinary charge—diluted	$0.57	$0.51	$0.48	$0.02

Net revenues in 2001 include $32.6 million of additional revenues received from DSH funds in Texas and South Carolina. Of this amount, $6.4 million was recorded in the first quarter, $9.1 million in the second quarter, $8.8 million in the third quarter and $8.3 million in the fourth quarter. These amounts were recorded in periods that the Company met all of the requirements to be entitled to these reimbursements. Included in the Company’s results for the fourth quarter of 2001 are the following charges: (i) a $40.0 million pre-tax charge ($.38 per diluted share after-tax) to reserve for malpractice expenses that may result from the liquidation of the Company’s third party malpractice insurance company (PHICO); (ii) a $7.4 million pre-tax charge ($.07 per diluted share after-tax) resulting from the early termination of interest rate swaps, and; (iii) a $1.6 million pre-tax charge ($.01 per diluted share after-tax) from the early extinguishment of debt.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions		Write-Off of Uncollectible Accounts	Balance at End of Period
		Charges to Costs and Expenses	Acquisitions of Businesses
Description	(000s)
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
Year ended December 31, 2002	$61,108	$231,362	$6,260	$(239,586)	$59,144

Year ended December 31, 2001	$65,358	$240,025	$857	$(245,132)	$61,108

Year ended December 31, 2000	$55,686	$192,625	$6,651	$(189,604)	$65,358