Form 10-Q
period 2003-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2003-05-13
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	23-2077891

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common shares outstanding, as of April 30, 2003:

Class A	3,328,404
Class B	54,796,764
Class C	335,800
Class D	34,413

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

Page 2 of 27 Pages

PART I.  FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000s omitted except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2003	2002

Net revenues	$894,808	$804,371
Operating charges:
Salaries, wages and benefits	355,782	319,707
Other operating expenses	203,910	191,896
Supplies expense	120,737	103,508
Provision for doubtful accounts	65,420	57,894
Depreciation and amortization	34,537	29,408
Lease and rental expense	15,821	15,190
Interest expense, net	9,855	8,964
Gain on foreign exchange and derivative transactions	(6)	(234)

	806,056	726,333

Income before minority interests and income taxes	88,752	78,038
Minority interests in earnings of consolidated entities	5,030	5,873

Income before income taxes	83,722	72,165
Provision for income taxes	30,932	26,492

Net income	$52,790	$45,673

Earnings per common share - basic	$0.91	$0.76

Earnings per common share - diluted	$0.84	$0.71

Weighted average number of common shares - basic	58,277	59,862
Shares for conversion of convertible debentures	6,577	6,577
Weighted average number of common share equivalents	742	609

Weighted average number of common shares and equivalents - diluted	65,596	67,048

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 27 Pages

UNIVERSAL HEALTH SERVICES,INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000s omitted, unaudited)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$32,416	$17,750
Accounts receivable, net	510,149	474,763
Supplies	60,018	58,217
Deferred income taxes	21,132	25,023
Other current assets	30,863	30,823

Total current assets	654,578	606,576

Property and equipment	1,935,438	1,854,717
Less: accumulated depreciation	(713,267)	(687,430)

	1,222,171	1,167,287
Other assets:
Goodwill	429,123	410,320
Deferred charges	14,795	14,390
Other	120,361	124,656

	564,279	549,366

	$2,441,028	$2,323,229

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,092	$8,253
Accounts payable and accrued liabilities	339,782	350,098
Federal and state taxes	37,876	12,062

Total current liabilities	388,750	370,413

Other noncurrent liabilities	219,310	206,238

Minority interest	139,070	134,339

Long-term debt, net of current maturities	730,600	680,514

Deferred income taxes	13,309	14,266

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2003, 3,328,404 in 2002	33	33
Class B Common Stock, 54,777,683 shares outstanding in 2003, 55,341,350 in 2002	548	553
Class C Common Stock, 335,800 shares outstanding in 2003, 335,800 in 2002	3	3
Class D Common Stock, 35,143 shares outstanding in 2003, 35,506 in 2002	—	—
Capital in excess of par, net of deferred compensation of $12,309 in 2003 and $14,247 in 2002	63,231	84,135
Retained earnings	904,215	851,425
Accumulated other comprehensive loss	(18,041)	(18,690)

	949,989	917,459

	$2,441,028	$2,323,229

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 27 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000s omitted - unaudited)

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$52,790	$45,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	34,537	29,408
Accretion of discount on convertible debentures	3,159	3,035
Gains on foreign exchange and derivative transactions	(6)	(234)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(20,762)	(40,126)
Accrued interest	2,329	3,723
Accrued and deferred income taxes	31,288	24,132
Other working capital accounts	(35,087)	605
Other assets and deferred charges	9,783	(10,843)
Other	(1,097)	(2,841)
Minority interest in earnings of consolidated entities, net of distributions	3,581	1,280
Accrued insurance expense, net of commercial premiums paid	15,399	13,931
Payments made in settlement of self-insurance claims	(15,148)	(10,870)

Net cash provided by operating activities	80,766	56,873

Cash Flows from Investing Activities:
Property and equipment additions, net	(40,342)	(40,711)
Proceeds received from divestitures, net	2,978	—
Acquisition of businesses	(45,482)	—

Net cash used in investing activities	(82,846)	(40,711)

Cash Flows from Financing Activities:
Additional borrowings	38,738	—
Reduction of long-term debt	—	(20,728)
Issuance of common stock, net of issuance costs	525	583
Repurchase of common shares	(22,517)	(2,483)

Net cash provided by (used in) financing activities	16,746	(22,628)

Increase (Decrease) in cash and cash equivalents	14,666	(6,466)
Cash and cash equivalents, Beginning of Period	17,750	22,848

Cash and cash equivalents, End of Period	$32,416	$16,382

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,367	$2,206

Income taxes paid, net of refunds	$656	$3,567

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 27 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     General

The consolidated financial statements include the accounts of Universal Health Services, Inc. (the “Company”), its majority-owned subsidiaries and partnerships controlled by the Company or its subsidiaries as managing general partner.  The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in the opinion of the Company, are necessary to fairly present results for the interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements, significant accounting policies and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2)     Related Party Transactions

At March 31, 2003, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”).  The Company serves as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which the Company conducts the Trust’s day-to-day affairs, provides administrative services and presents investment opportunities.  In connection with this advisory agreement, the Company earned an advisory fee from the Trust of approximately $350,000 in each of the three month periods ended March 31, 2003 and 2002, which are included in net revenues in the accompanying consolidated statements of income. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company’s pre-tax share of income from the Trust was $400,000 and $300,000 during the three month periods ended March 31, 2003 and 2002, respectively, and is included in net revenues in the accompanying consolidated statements of income.  As of March 31, 2003, the Company leased six hospital facilities from the Trust with terms expiring in 2004 through 2006. These leases contain up to five, five-year renewal options.  Total rent expense under these operating leases was $4.4 million and $4.2 million during the three month periods ended March 31, 2003 and 2002, respectively.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, the Company had $17.6 million as of March 31, 2003 and $17.7 million as of December 31, 2002, of gross loans outstanding to various employees of which $15.3 million as of March 31, 2003 and $15.1 million as of December 31, 2002 were charged to compensation expense through that date.  Included in the amounts outstanding were gross loans to officers of the Company amounting to $13.1 million as of March 31, 2003 and $13.2 million as of December 31, 2002.

The Company’s Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc.  In addition, the Company and certain members of the executive management team and board of directors own approximately 6% of the outstanding shares of Broadlane, Inc. as of March 31, 2003.  Broadlane, Inc. provides contracting and other supply chain services to various healthcare organizations, including the Company.

A member of the Company’s Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by the Company as its principal outside counsel.  This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family.  This law firm also provides personal legal services to the Company’s Chief Executive Officer.

Page 6 of 27 Pages

(3)     Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of the Company’s professional and general liability, workers’ compensation reserves, and pension liability.

Minority interest consists primarily of a 27.5% outside ownership interest in three acute care facilities located in Las Vegas, Nevada, a 20% outside ownership in an acute care facility located in Washington D.C. and a 20% outside ownership interest in an operating company that owns eleven hospitals in France.

(4)     Commitments and Contingencies

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the Company’s subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly.  As a result, effective January 1, 2002, most of the Company’s subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence.  The Company on behalf of its subsidiaries, purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.  Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company, will not have a material adverse effect on the Company’s future results of operations.

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002.   As a result of PHICO’s liquidation, the Company recorded a $40 million pre-tax charge during the fourth quarter of 2001.  PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company’s liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by the Company.  The Company expects that the cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated.  In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company’s ultimate liability will not be materially different than the estimated charge recorded.  Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company’s future results of operations.

As of March 31, 2003, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $165.7 million ($128.7 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities.  As of December 31, 2002, the total reserve for the Company’s professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities.  Included in other assets as of March 31, 2003 and December 31, 2002 is $37.0 million related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

As of March 31, 2003, the Company has outstanding letters of credit and surety bonds totaling $33.4 million consisting of: (i) $27.5 million related to the Company’s self-insurance programs, and; (ii) $5.9 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

(5)     Financial Instruments

     Fair Value Hedges:  The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread.  The initial term of these swaps was ten years and they are both scheduled to expire on November 15, 2011.  During the three months ended March 31, 2003, the Company recorded a

Page 7 of 27 Pages

decrease of $684,000 in other non-current liabilities to recognize the fair value of these swaps and a $684,000 increase in long-term debt to recognize the difference between the carrying value and fair value of the related hedged liability.

     Cash Flow Hedges:  As of March 31, 2003, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR.  As of March 31, 2003, the floating rate on this $125 million interest rate swaps was 1.34%.  Also as of March 31, 2003, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros.  The two interest rate swaps are for a total notional amount of 41.2 million Euros ($44.4 million based on the end of period currency exchange rate).  The notional amount decreases to 35.0 million Euros ($37.7 million) on December 30, 2003, 27.5 million Euros, ($29.6 million) on December 30, 2004 and the swap matures on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR.  The effective floating rate for these swaps as of March 31, 2003 was 3.50%

During the three months ended March 31, 2003 and 2002, the Company recorded in accumulated other comprehensive income (“AOCI”), pre-tax gains of $270,000 ($170,000 after-tax) and $1.7 million ($1.1 million after-tax), respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments.  The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs.  Assuming market rates remain unchanged from March 31, 2003, it is expected that $6.9 million of pre-tax net losses in AOCI will be reclassified into earnings within the next twelve months.   As of March 31, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

(6)     New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred.  The asset retirement obligations will be capitalized as part of the carrying amount of the long-lived asset. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets.  This Statement, which became effective January 1, 2003 for the Company, did not have a material effect on the Company’s financial statements.

In April, 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements” (SFAS No. 145).  SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases” to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Any gain or loss that does not meet the criteria in APB Opinion 30 for classification as an extraordinary items shall be reclassified.  This provision was adopted by the Company on January 1, 2003 and did not have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.”  The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Statement generally requires that a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.  The Statement is effective for all exit or disposal activities initiated after December 31, 2002, and did not have a material effect on the Company’s financial statements.

Page 8 of 27 Pages

In November, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees; including Guarantees of Indebtedness of Others”.  This interpretation requires that a liability must be recognized at the inception of a guarantee issued or modified after December 31, 2002 whether or not payment under the guarantee is probable.  This provision did not have a material effect on the Company’s financial statements.

In December, 2002, the FASB issued SFAS No. 148. “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements, if applicable.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.”  This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities.  This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  As of March 31, 2003, the Company does not have any unconsolidated variable interest entities.

(7)     Segment Reporting

The Company’s reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and Puerto Rico), behavioral health care services and international acute care hospital services consisting of eleven hospitals located in France owned by an operating company in which the Company owns an 80% ownership interest.  The operating results for the International Acute Care Hospitals were included in the "Other" segment in prior years. The segment data for the three month period ended March 31, 2002 has been restated to conform to the current year presentation.  The financial and statistical data presented for the eleven hospitals located in France is for the three month periods ended February 28th as these facilities are included in the Company’s annual statements on the basis of the year ended November 30th.  The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the Company’s other operating entities including outpatient surgery and radiation centers.  The chief operating decision making group for the Company’s acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the Company’s President and Chief Executive Officer, and the lead executives of each operating segment.  The lead executive for each operating segment also manages the profitability of each respective segment’s various hospitals.  The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

	Three Months Ended March 31, 2003

	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated

	(Dollar amounts in thousands)
Gross inpatient revenues	$1,509,452	$273,277	$37,357	$3,109	$1,823,195
Gross outpatient revenues	$510,743	$38,573	$4,393	$37,853	$591,562
Total net revenues	$676,238	$152,747	$44,640	$21,183	$894,808
Operating income (a)	$123,790	$33,504	$5,183	$(13,518)	$148,959
Total assets as of 3/31/03	$1,720,586	$297,894	$197,068	$225,480	$2,441,028
Licensed beds	5,735	3,871	1,260	—	10,866
Available beds	4,900	3,727	1,260	—	9,887
Patient days	320,892	268,090	92,362	—	681,344
Admissions	68,115	21,954	18,605	—	108,674
Average length of stay	4.7	12.2	5.0	—	6.3

Page 9 of 27 Pages

	Three Months Ended March 31, 2002

	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated

	(Dollar amounts in thousands)
Gross inpatient revenues	$1,286,326	$242,379	$18,697	$2,823	$1,550,225
Gross outpatient revenues	$424,543	$38,300	$2,362	$35,163	$500,368
Total net revenues	$623,928	$142,121	$21,306	$17,016	$804,371
Operating income (a)	$110,346	$29,200	$4,626	$(12,806)	$131,366
Total assets as of 3/31/02	$1,602,555	$284,648	$139,559	$167,615	$2,194,377
Licensed beds	5,846	3,749	1,083	—	10,678
Available beds	4,777	3,605	1,083	—	9,465
Patient days	323,304	248,968	82,801	—	655,073
Admissions	66,860	21,251	16,614	—	104,725
Average length of stay	4.8	11.7	5.0	—	6.3

(a)

Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts.  Below is a reconciliation of consolidated operating income to consolidated net income before income taxes:

	Three Months Ended March 31, (amounts in thousands)

	2003	2002

Consolidated operating income	$148,959	$131,366
Less: Depreciation & amortization	34,537	29,408
Lease & rental expense	15,821	15,190
Interest expense, net	9,855	8,964
Gains on foreign exchange and derivative transactions	(6)	(234)
Minority interests in earnings of consolidated entities	5,030	5,873

Consolidated income before income taxes	$83,722	$72,165

(8)     Earnings Per Share Data (“EPS”) and Stock Based Compensation

Basic earnings per share are based on the weighted average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

Page 10 of 27 Pages

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,

	2003	2002

Basic:
Net income	$52,790	$45,673
Weighted average number of common shares	58,277	59,862

Earnings per common share-basic	$0.91	$0.76

Diluted:
Net income	$52,790	$45,673
Add discounted convertible debenture interest, net of income tax effect	2,177	2,092

Adjusted net income	$54,967	$47,765

Weighted average number of common shares	58,277	59,862
Net effect of dilutive stock options and grants based on the treasury stock method	742	609
Assumed conversion of discounted convertible debentures	6,577	6,577

Weighted average number of common shares and equivalents	65,596	67,048

Earnings per common share-diluted	$0.84	$0.71

Stock-Based Compensation:  At March 31,2003, the Company has a number of stock-based employee compensation plans.  The Company accounts for these plan under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.123,”Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company recognizes compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net income	$52,790	$45,673
Add: total stock-based compensation expenses included in net income, net of tax of $293 in 2003 and $52 in 2002	500	90
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards, net of tax of $1.1 million in 2003 and $1.1 million in 2002	(1,875)	(1,896)

Pro forma net income	$51,415	$43,867

Basic earnings per share, as reported	$0.91	$0.76
Basic earnings per share, pro forma	$0.88	$0.73
Diluted earnings per share, as reported	$0.84	$0.71
Diluted earnings per share, pro forma	$0.82	$0.69

Page 11 of 27 Pages

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

	Three Months Ended March 31,

	2003	2002

Net income	$52,790	$45,673
Other comprehensive income (loss):
Foreign currency translation adjustments	479	(53)
Adjustment for losses reclassified into income (net of income tax effect of $658 in 2003 and $555 in 2002)	1,121	947
Unrealized derivative (losses)/gains on cash flow hedges (net of income tax effect of $557 in 2003 and $63 in 2002)	(951)	109

Comprehensive income	$53,439	$46,676

(10)     Acquisitions & Dispositions

During the first quarter of 2003, the Company spent $45.5 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage, Alaska; (ii) two hospitals located in France that were purchased by an operating company which is 80% owned by the Company, and; (iii) an outpatient surgery center located in Oklahoma acquired by a limited partnership which is majority owned by the Company.  Management has not completed the final purchase price allocations, however, Management does not believe they will differ significantly from the preliminary purchase price allocations at March 31, 2003. Also during the first quarter of 2003, the Company sold two radiation therapy centers for combined cash proceeds of $3.0 million.  The net gain generated from sale of these centers did not have a material impact on the Company’s financial statements.

Page 12 of 27 Pages

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements and Certain Risk Factors

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following: that the majority of the Company’s revenues are produced by a small number of its total facilities; possible unfavorable changes in the levels and terms of reimbursement for the Company’s charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including nurses and physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company’s ability to finance growth on favorable terms; and, other factors referenced in the Company’s 2002 Form 10-K or herein. Additionally, the Company’s financial statements reflect large amounts due from various commercial payors and there can be no assurance that failure of the payors to remit amounts due to the Company will not have a material adverse effect on the Company’s future results of operations.  Also, the Company has experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance.  As a result, the Company has assumed a greater portion of its liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company which are self-insured, will not have a material adverse effect on the Company’s future results of operations. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.  Management disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

Net revenues increased 11% to $895 million for the three months ended March 31, 2003 as compared to $804 million during the comparable prior year period. The $91 million increase in net revenues during the 2003 first quarter, as compared to the comparable prior year quarter, was attributable primarily to: (i) a $61 million or 8% increase in net revenues generated at acute care hospitals located in the U.S., Puerto Rico and France and behavioral health care facilities owned during both periods; (ii) $14 million of revenues generated at acute care hospitals located in France and behavioral health care facilities located in the U.S. purchased during the first quarter of 2003, and; (iii) $16 million of other increases in revenues (including $6 million resulting from financial statement reclassifications related to the French operations recorded during the first quarter of 2003, which had no effect on net income, resulting from conversion to U.S. GAAP from French GAAP).

Net revenues from the Company’s acute care facilities, including the hospitals located in France, and ambulatory treatment centers accounted for 82% of the Company’s consolidated net revenues during each of the three month periods ended March 31, 2003 and 2002. Net revenues from the Company’s behavioral health services facilities accounted for 17% and 18% of consolidated net revenues during the three month periods ended March 31, 2003 and 2002, respectively.

Operating income (defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) increased 13% to $149 million for the three month

Page 13 of 27 Pages

period ended March 31, 2003 from $131 million in the comparable prior year quarter. Overall operating margins (defined as operating income divided by net revenues) were 16.6% and 16.3% during the three month periods ended March 31, 2003 and 2002, respectively. The increase in the overall operating margins during the three month period of 2003, as compared to the comparable prior year period, resulted primarily from a decrease in other operating expenses which decreased to 22.8% of net revenue during the 2003 first quarter as compared to 23.9% during the 2002 first quarter. This decrease resulted primarily from decreased pharmacy costs resulting from a new outsourcing agreement, that commenced during the third quarter of 2002, covering the provision of pharmacy services for the Company’s acute care facilities located in the U.S. and Puerto Rico.

Below is a reconciliation of consolidated operating income to consolidated income before income taxes:

	Three Months Ended March 31, (amounts in thousands)

	2003	2002

Consolidated operating income	$148,959	$131,366
Less: Depreciation & amortization	34,537	29,408
Lease & rental expense	15,821	15,190
Interest expense, net	9,855	8,964
Gains on foreign exchange and derivative transactions	(6)	(234)
Minority interests in earnings of consolidated entities	5,030	5,873
Provision for income taxes	30,932	26,492

Consolidated net income	$52,790	$45,673

Operating margin	16.6%	16.3%

Net income was $52.8 million during the three months ended March 31, 2003 as compared to $45.7 million in the comparable prior year quarter.  The increase of approximately $7 million during the 2003 first quarter over the comparable prior year quarter was primarily attributable to: (i) an increase of approximately $10 million, after-tax, in operating income from acute care and behavioral health care facilities owned during both periods located in the U.S., Puerto Rico and France, due primarily to the factors described below in Acute Care Hospital Services and Behavioral Health Services; (ii) an increase of approximately $4 million, after-tax, in operating income from acute care and behavioral health care facilities acquired in France and the U.S. during 2003; (iii) unfavorable combined after-tax increase of $4 million in depreciation and amortization and net interest expense due primarily to the opening of the newly constructed George Washington University Hospital during the third quarter of 2002 and the acquisition during the first quarter of 2003 of a 108-bed behavioral health system in Anchorage, Alaska and, two hospitals located in France that were purchased by an operating company which is 80% owned by the Company, and; (iv) $3 million of other combined net decreases to net income.

Acute Care Hospital Services

On a same facility basis, net revenues at the Company’s acute care hospitals located in the U.S. and Puerto Rico increased 8% in the 2003 first quarter as compared to the comparable 2002 quarter as admissions at these facilities increased 1.9%.  Patient days at these facilities decreased 0.7% during the first quarter of 2003 as compared to the prior year quarter due to a decrease in the average length of stay to 4.7 days during the three months ended March 31, 2003 as compared to 4.8 days during the three months ended March 31, 2002.

The Company’s same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s acute care facilities located in the U.S. and Puerto Rico increased 5.6% during the three

Page 14 of 27 Pages

month period ended March 31, 2003, respectively, as compared to the comparable prior year period.  Net revenue per adjusted patient day at these facilities increased 8.4% during the three month period ended March 31, 2003 as compared to the comparable prior year period.

Despite the increase in patient volume at the Company’s acute care hospitals, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The increase in net revenue was negatively affected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (“BBA-97”) and discounts to insurance and managed care companies (see General Trends for additional disclosure).  During the three month periods ended March 31, 2003 and 2002, 40% and 42%, respectively, of the net patient revenues at the Company’s acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the three month periods ended March 31, 2003 and 2002, 38% and 37%, respectively, of the net patient revenues at the Company’s acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future.  The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company’s acute care hospitals located in the US and Puerto Rico (on a same facility basis as all facilities were owned during both three month periods), operating expenses, (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 81.7% and 82.3% for the three month periods ended March 31, 2003 and 2002, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 18.3% and 17.7% during the three month periods ended March 31, 2003 and 2002, respectively. Favorably impacting the operating margins at the Company’s acute care hospitals located in the US and Puerto Rico during the 2003 quarter as compared to the comparable prior year quarter was a decrease in pharmacy costs resulting from a new outsourcing agreement, that commenced during the third quarter of 2002, covering the provision of pharmacy services for the Company’s acute care facilities located in the US and Puerto Rico. Despite the increase in operating margins at these facilities during the first quarter of 2003 as compared to the comparable prior year quarter, the Company expects continued pressure on future operating margins.

Behavioral Health Services

Net revenues at the Company’s behavioral health services facilities owned in both three month periods increased 4% during the three month period ended March 31, 2003 as compared to the comparable prior year quarter.  Admissions and patient days at these facilities increased 2.3% and 4.1%, respectively, during the three month period ended March 31, 2003 as compared to the comparable prior year quarter. The average length of stay at the behavioral health services facilities owned in both periods increased to 11.9 days during the 2003 first quarter as compared to 11.7 days in the comparable prior year period.  Net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s behavioral heath care facilities owned in both quarters increased 3.4% during the three month period ended March 31, 2003 as compared to the comparable prior year quarter. Net revenue per adjusted patient day at these facilities increased 1.7% during the first quarter of 2003 as compared to the prior year’s first quarter.

Behavioral health facilities, which are generally excluded from the inpatient services PPS, are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations.  Capital-related costs are exempt from this limitation.  In the BBA-97, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities.  Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date.  Congress also revised the rate-of-increase percentages for PPS-

Page 15 of 27 Pages

excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Center for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital.  The BBRA of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002.  This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality.  However, Management of the Company expects the implementation of this PPS for inpatient services furnished by behavioral health hospitals to be delayed until the second quarter of 2004.  Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management cannot predict the ultimate effect of behavioral health inpatient PPS on the Company’s future operating results until the final provisions are finalized.  During the three month periods ended March 31, 2003 and 2002, 35% and 33%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs).  During the three month periods ended March 31, 2003 and 2002, 51% and 45%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from managed care companies which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs.

At the Company’s behavioral health care facilities, operating expenses (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 78.1% and 79.5% for the three month periods ended March 31, 2003 and 2002, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 21.9% and 20.5% during the three month periods ended March 31, 2003 and 2002, respectively. On a same facility basis, operating expenses as a percentage of net revenues were 78.6% and 79.5% during the three months periods ended March 31, 2003 and 2002, respectively.  Operating margins at the Company’s behavioral health facilities owned in both three month periods were 21.4% for the three months ended March 31, 2003 as compared to 20.5% during the comparable prior year quarter. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, Management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

Combined net revenues from the Company’s other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns eleven acute care hospitals in France (two of which were acquired during the first quarter of 2003) were $61 million during the three months ended March 31, 2003 as compared to $36 million during the three months ended March 31, 2002. Combined operating margins decreased to 15.0% during the three month period ended March 31, 2003 as compared to 18.9% in the comparable prior year quarter due primarily to financial statement reclassifications related to the French operations recorded during the first quarter of 2003. This reclassification, which had no effect on net income, increased net revenues and supplies expense by approximately $6 million during the three month period ended March 31, 2003 and resulted from conversion to U.S. GAAP from French GAAP.

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $5.0 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively. The minority interest expense includes the minority ownerships’ share of the net income of four acute care facilities located in the U.S., three of which are located in Las Vegas, Nevada and one located in Washington, D.C, and eleven acute care facilities located in France.

Depreciation and amortization expense increased to $34.5 million during the first quarter of 2003 as compared to $29.4 million during the first quarter of 2002.  The $5.1 million increase resulted primarily from the depreciation expense related to the newly constructed George Washington University Hospital which opened during the third quarter of 2002 and the acquisition during the first quarter of 2003 of a 108-bed behavioral health system in Anchorage, Alaska and two hospitals located in France that were purchased by an operating company which is 80% owned by the Company.

Page 16 of 27 Pages

The effective tax rate was 36.9% and 36.7% for the three months ended March 31, 2003 and 2002, respectively.

General Trends

A significant portion of the Company’s revenue is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 39% and 41% of the Company’s net patient revenues during the three month periods ended March 31, 2003 and 2002, respectively.  Under the statutory framework of the Medicare and Medicaid programs, many of the Company’s operations are subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs.  In addition, reimbursement is generally subject to audit and review by third party payors.  Management believes that adequate provision has been made for any adjustment that might result therefrom.

The federal government makes payments to participating hospitals under its Medicare program based on various formulas.  The Company’s general acute care hospitals are subject to a prospective payment system (“PPS”).  For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences.  Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by Congress in the Balanced Budget Act of 1997 (“BBA-97”), both general acute and behavioral health hospitals are paid for outpatient services included in the OPPS according to ambulatory procedure codes (“APC”), which group together services that are comparable both clinically and with respect to the use of resources. The payment for each item or service is determined by the APC to which it is assigned.  The APC payment rates are calculated on a national basis and adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS. The Company expects to receive approximately $2.5 million of transitional corridor payments during 2003.

Behavioral health facilities, which are generally excluded from the inpatient services PPS are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations.  Capital-related costs are exempt from this limitation.  In the BBA-97, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities.  Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date.  Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Center for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital.  The BBRA of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002.  This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However, Management of the Company expects the implementation of this PPS for inpatient services furnished by behavioral health hospitals to be delayed until the second quarter of 2004.  Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management cannot predict the ultimate effect of behavioral health inpatient PPS on the Company’s future operating results until the provisions are finalized.

In addition to the trends described above that continue to have an impact on the Company’s operating results, there are a number of other more general factors affecting the Company’s business.  BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the ensuing 5 years.  This enacted legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for

Page 17 of 27 Pages

outpatient services, bad debt expense and capital costs.  Some of these reductions were temporarily reversed with the passage of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over the ensuing 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors.  However, many of the payment reductions reversed by Congress in BIPA are expiring.  In fiscal year 2003, hospitals are receiving less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7%.  In February, 2003, the federal fiscal year 2003 omnibus spending federal legislation was signed into law.  This legislation includes approximately $800 million in increased spending for hospitals.  More specifically, $300 million of this amount is targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003.  Certain of the Company’s hospitals are eligible for and are expected to receive the increased Medicare reimbursement resulting from this legislation, which the Company estimates will amount to approximately $3 million during 2003.

Certain Medicare inpatient hospital cases with extraordinarily high costs in relation to other cases within a given DRG may receive an additional payment from Medicare (“Outlier Payments”).  In general, to qualify for the additional Outlier Payments, the gross charges associated with an individual patient’s case must exceed the applicable DRG plus a threshold established annually by CMS.  In the federal 2003 fiscal year, the unadjusted Outlier Payment threshold increased to $33,560 from $21,025.  Outlier Payments are currently subject to multiple factors including but not limited to: (i) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (ii) the patient’s case acuity; (iii) the CMS established threshold, and; (iv) the hospital’s geographic location. However, in February, 2003, CMS issued a proposed rule that would change the outlier formula in an effort to promote more accurate spending for outlier payments to hospitals.  Management of the Company ultimately believes the increase in the Outlier Payments threshold and potential change in the Outlier Payment methodology will result in a decrease in the overall Outlier Payments expected to be received by the Company during the 2003 federal fiscal year.  This decrease is expected to substantially offset the increase in Medicare payments resulting from the market basket inflation adjustment as mentioned above.  The Company’s total Outlier Payments in 2002 were less than 1% of its consolidated net revenues and Management expects that Outlier Payments in 2003 will amount to less than 0.5% of the Company’s consolidated net revenues.

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

Page 18 of 27 Pages

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

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund.  In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients.  Included in the Company’s financial results was an aggregate of $6.3 million and $8.4 million for the three month periods ended March 31, 2003 and 2002, respectively, related to DSH programs.  The Office of Inspector General recently published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments.  Although it is not yet clear how this issue will be resolved, it may have an adverse effect on the Company’s hospitals located in Texas that have significant Medicaid populations.  Both states have renewed their programs for the 2003 fiscal years, however, failure to renew these programs beyond their scheduled termination date (June 30, 2003 for South Carolina and August 31, 2003 for Texas), failure to qualify for DSH funds under these programs, or reductions in reimbursements (including reductions related to the potential Texas Medicaid overpayments mentioned above), could have a material adverse effect on the Company’s future results of operations.

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

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans.  Approximately 40% and 39% for the three month periods ended March 31, 2003 and 2002, respectively, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. In general, the Company expects the percentage of its business from managed care programs to continue to grow.  The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company’s facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers,

Page 19 of 27 Pages

however, during the past few years, the Company secured price increases from many of its commercial payors including managed care companies.

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the Company’s subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly.  As a result, effective January 1, 2002, most of the Company’s subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence.  The Company on behalf of its subsidiaries, purchased an umbrella excess policy through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.  Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company, will not have a material adverse effect on the Company’s future results of operations.

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002.   As a result of PHICO’s liquidation, the Company recorded a $40 million pre-tax charge during the fourth quarter of 2001.  PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company’s liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by the Company.  The Company expects that the cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated.  In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company’s ultimate liability will not be materially different than the estimated charge recorded.  Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company’s future results of operations.

As of March 31, 2003, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $165.7 million ($128.7 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities.  As of December 31, 2002, the total reserve for the Company’s professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities.  Included in other assets as of March 31, 2003 and December 31, 2002 is $37.0 million related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

In April, 2003, the Food and Drug Administration approved the use of drug-eluting stents in certain cardiac procedures. Although Management does not expect the use of these stents to have a material adverse impact on its future results of operations, it can provide no definitive assurance until some experience with the new stents is gained.

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

(i)

Establishing standardized code sets for financial and clinical electronic data interchange (“EDI”) transactions to enable more efficient flow of information. Currently there is no common standard for the transfer of information between the constituents in healthcare and therefore providers have had to conform to each standard utilized by every party with which they interact. One of the goals of HIPAA is to create one common national standard for EDI and once the HIPAA regulation takes effect, payors will be required to accept the national standard employed by providers.  The final regulations establishing electronic data transmission standards that all healthcare providers must use

Page 20 of 27 Pages

when submitting or receiving certain healthcare transactions electronically were published in August, 2000 and compliance with these regulations is required by October, 2003, if a request for a one-year extension for compliance was properly submitted to the Department of Health and Human Services.  The Company was granted the one-year extension.

(ii)

Mandating the adoption of security standards to protect the confidentiality and privacy of health information. Prior to HIPAA there were no federally recognized healthcare standards governing the privacy of health information that includes all the necessary components to protect the data integrity and confidentiality of a patient’s electronically maintained or transmitted personal health record.  The final modifications to the privacy regulations were published in August, 2002.  Most covered entities were required to comply with the privacy regulations by April, 2003, and the Company believes that it is in compliance.

(iii)

Creating unique identifiers for the four constituents in healthcare: payors, providers, patients and employers.  HIPAA will mandate the need for the unique identifiers for healthcare providers in an effort to ease the administrative challenge of maintaining and transmitting clinical data across disparate episodes of patient care.

(iv)

Requiring covered entities to establish procedures and mechanisms to protect the confidentiality, integrity and availability of electronic protected health information.  The rule requires covered entities to implement administrative, physical and technical safeguards to protect electronic protected health information that they receive, store or transmit.  Most covered entities will have until April, 2005 to comply with these security standards.  The Company believes that it will be able to comply, however, the cost of compliance cannot yet be ascertained.

The Company is in the process of implementation of the necessary changes required pursuant to the terms of HIPAA. The Company expects that the implementation cost of the HIPAA related modifications will not have a material adverse effect on the Company’s financial condition or results of operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $81 million during the three months ended March 31, 2003 and $57 million during the comparable prior year period. The $24 million net increase during the 2003 first quarter as compared to the 2002 comparable quarter was primarily attributable to: (i) a favorable $13 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization, accretion of discount on convertible debentures and gains on foreign exchange and derivative transactions); (ii) a $19 million favorable change in accounts receivable; (iii) a $36 million unfavorable change in other working capital accounts due primarily to the timing of accounts payable disbursements; (iv) a $21 million favorable change in other assets and deferred charges, and; (v) a $7 million favorable change due to the timing of income tax payments.

The Company spent approximately $40 million during the first quarter of 2003 compared to $41 million during the first quarter of 2002 to finance capital expenditures.  The Company expects to spend an additional $180 million to $190 million during the remaining nine months of 2003 to finance capital expenditures thereby making the estimated capital expenditures for the full year of 2003 approximately $220 million to $230 million.  Included in the 2003 actual and projected capital expenditures are the capital costs related to construction of a new 176-bed acute care hospital located in Las Vegas, Nevada (scheduled to be completed in the fourth quarter of 2003), a major new cardiology wing and 90-bed expansion of Northwest Texas Healthcare System located in Amarillo, Texas (scheduled to be completed in the fourth quarter of 2003) and construction of a new 120-bed acute care hospital in Manatee County, Florida (scheduled to open in the second quarter of 2004).

During the first quarter of 2003, the Company spent $45.5 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage, Alaska; (ii) two hospitals located in France that

Page 21 of 27 Pages

were purchased by an operating company which is 80% owned by the Company, and; (iii) an outpatient surgery center located in Oklahoma acquired by a limited partnership which is majority owned by the Company.  Also during the first quarter of 2003, the Company sold two radiation therapy centers for combined cash proceeds of $3.0 million.  The net gain generated from sale of these centers did not have a material impact on the Company’s financial statements.

From time to time the Company enters into agreements with respect to the acquisitions of healthcare facilities. The Company currently has agreed to make acquisitions which, if consummated, will result in the expenditure of approximately $125 million during 2003.  The consummation of these acquisitions is subject to significant conditions and there is no assurance any of them will be consummated.

As of March 31, 2003, the Company had $309 million of unused borrowing capacity under the terms of its $400 million unsecured non-amortizing revolving credit agreement, which expires in December, 2006. The agreement includes a $50 million sublimit for letters of credit of which $24 million was available at March 31, 2003.  The interest rate on borrowings is determined at the Company’s option at the prime rate, certificate of deposit rate plus .925% to 1.275%, LIBOR plus .80% to 1.15% or a money market rate.  A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company’s leverage ratio. As of March 31, 2003, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%.  There are no compensating balance requirements.

As of March 31, 2003, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program.  The majority of the Company’s acute care patient receivables are pledged as collateral to secure this commercial paper program.  A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November, 1993, is scheduled to expire or be renewed in October of each year.  Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company’s revolving credit agreement are classified as long-term.

During 2002, a majority-owned subsidiary of the Company entered into a senior line of credit agreement denominated in Euros amounting to 45.8 million Euros ($49.4 million based on the end of period currency exchange rate).  The loan, which is non-recourse to the Company, amortizes to zero over the life of the agreement and matures on December 31, 2007.  Interest on the loan is at the option of the Company’s majority-owned subsidiary and can be based on the one, two, three or six month EURIBOR plus a spread of 2.5%.

The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread.  The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011.  During the three months ended March 31, 2003, the Company recorded a decrease of $684,000 in other non-current liabilities to recognize the fair value of these swaps and a $684,000 increase in long-term debt to recognize the difference between the carrying value and fair value of the related hedged liability.

As of March 31, 2003, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR.  As of March 31, 2003, the floating rate on this $125 million interest rate swaps was 1.34%.  Also as of March 31, 2003, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros.  The two interest rate swaps are for a total notional amount of 41.2 million Euros ($44.4 million based on the end of period currency exchange rate).  The notional amount decreases to 35.0 million Euros ($37.7 million) on December 30, 2003, 27.5 million Euros, ($29.6 million) on December 30, 2004 and the swap matures on June 30, 2005.  The Company pays an average fixed rate of 4.35% and received six month EURIBOR.  The effective floating rate for these swaps as of March 31, 2003 was 3.50%

During the three months ended March 31, 2003 and 2002, the Company recorded in accumulated other comprehensive income (“AOCI”), pre-tax gains of $270,000 ($170,000 after-tax) and $1.7 million ($1.1

Page 22 of 27 Pages

million after-tax), respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments.  The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs.  Assuming market rates remain unchanged from March 31, 2003, it is expected that $6.9 million of pre-tax net losses in AOCI will be reclassified into earnings within the next twelve months.  As of March 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

The Company’s total debt as a percentage of total capitalization was 44% at March 31, 2003 and 43% at December 31, 2002.

During 1998 and 1999, the Company’s Board of Directors approved stock purchase programs authorizing the Company to purchase up to 12 million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market.  Pursuant to the terms of these programs, the Company purchased approximately 591,000 shares during the three months ended March 31, 2003 at an average purchase price of $38.17 per share ($22.5 million in the aggregate).  Since inception of the stock purchase program in 1998 through March 31, 2003, the Company purchased a total of 10.1 million shares at an average purchase price of $23.63 per share ($238.9 million in the aggregate).

The Company expects to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures in 2003.  Reference is made to Item 7 in the Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this filing.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Page 23 of 27 Pages

PART II.  OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits:

          10.1 Agreement dated as of March 31, 2003 by and between Kirk E. Gorman and the Company.

          99.1 Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1)

Report on Form 8-K dated February 13, 2003, reported under Item 5, Other Events, that the Company issued a press release announcing the Company’s final financial results for the full year ended December 31, 2002 and the appointment of Steve Filton as the Company’s Chief Financial Officer.

2)

Report on Form 8-K dated February 14, 2003, reported under Item 9, Regulation FD Disclosure, that the Company issued a press release releasing copies of written communication from Kirk Gorman to KPMG referred to in the Company’s press release dated February 14, 2003.

3)

Report on Form 8-K dated February 20, 2003, reported under Item 9, Regulation FD Disclosure, that the Company issued a press release announcing that it had been advised that the Philadelphia District Office of the Securities and Exchange Commission has initiated an informal inquiry arising out of the previously announced departure of Kirk Gorman as Chief Financial Officer of the Company.

11.  Statement re computation of per share earnings is set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements.

All other items of this Report are inapplicable.

Page 24 of 27 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL HEALTH SERVICEs, INC.
(Registrant)

Date: May 12, 2003	/s/ ALAN B. MILLER

Alan B. Miller, President and Chief Executive Officer

/s/ STEVE FILTON

Steve Filton, Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer).

Page 25 of 27 Pages

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

Date: May 12, 2003	/s/ ALAN B. MILLER

Alan B. Miller President and Chief Executive Officer

Page 26 of 27 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CERTIFICATION-Chief Financial Officer

I, Steve Filton certify that:

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

Date: May 12, 2003	/s/ STEVE FILTON

Steve Filton Vice President, Chief Financial Officer and Controller

Page 27 of 27 Pages