Form 10-Q
period 2003-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2003-08-13
CIK 352915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	23-2077891 (I.R.S. Employer Identification No.)

UNIVERSAL CORPORATE CENTER 367 SOUTH GULPH ROAD KING OF PRUSSIA, PENNSYLVANIA (Address of principal executive office)	19406 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2003:

Class A	3,328,404
Class B	54,230,126
Class C	335,800
Class D	33,219

Page 1 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

SIGNATURES	28

Page 2 of 28 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(000s omitted except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$902,954	$805,945	$1,797,762	$1,610,316
Operating charges:
Salaries, wages and benefits	357,448	321,595	713,230	641,302
Other operating expenses	211,616	198,296	415,526	390,192
Supplies expense	121,556	103,857	242,293	207,365
Provision for doubtful accounts	61,702	52,845	127,122	110,739
Depreciation and amortization	35,513	30,900	70,050	60,308
Lease and rental expense	15,861	15,290	31,682	30,480
Interest expense, net	9,375	8,402	19,224	17,132

	813,071	731,185	1,619,127	1,457,518

Income before minority interests and income taxes	89,883	74,760	178,635	152,798
Minority interests in earnings of consolidated entities	8,530	4,688	13,560	10,561

Income before income taxes	81,353	70,072	165,075	142,237
Provision for income taxes	30,403	25,725	61,335	52,217

Net income	$50,950	$44,347	$103,740	$90,020

Earnings per common share - basic	$0.88	$0.74	$1.79	$1.50

Earnings per common share - diluted	$0.82	$0.69	$1.66	$1.40

Weighted average number of common shares - basic	57,655	59,934	57,966	59,898
Weighted average number of common share equivalents	7,287	7,320	7,303	7,253

Weighted average number of common shares and equivalents - diluted	64,942	67,254	65,269	67,151

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000s omitted unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$26,704	$17,750
Accounts receivable, net	472,829	474,763
Supplies	58,929	58,217
Deferred income taxes	18,875	25,023
Other current assets	33,539	30,823

Total current assets	610,876	606,576

Property and equipment	1,989,265	1,854,717
Less: accumulated depreciation	(738,479)	(687,430)

	1,250,786	1,167,287
Other assets:
Goodwill	433,962	410,320
Deferred charges	14,294	14,390
Other	113,758	124,656

	562,014	549,366

	$2,423,676	$2,323,229

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,935	$8,253
Accounts payable and accrued liabilities	355,295	350,098
Federal and state taxes	5,205	12,062

Total current liabilities	372,435	370,413

Other noncurrent liabilities	226,347	206,238

Minority interest	145,398	134,339

Long-term debt, net of current maturities	690,184	680,514

Deferred income taxes	12,880	14,266

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2003, 3,328,404 in 2002	33	33
Class B Common Stock, 54,125,316 shares outstanding in 2003, 55,341,350 in 2002	541	553
Class C Common Stock, 335,800 shares outstanding in 2003, 335,800 in 2002	3	3
Class D Common Stock, 33,492 shares outstanding in 2003, 35,506 in 2002	—	—
Capital in excess of par, net of deferred compensation of $11,387 in 2003 and $14,247 in 2002	34,835	84,135
Retained earnings	955,165	851,425
Accumulated other comprehensive loss	(14,145)	(18,690)

	976,432	917,459

	$2,423,676	$2,323,229

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 28 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000s omitted - unaudited)

	Six Months Ended June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$103,740	$90,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	70,050	60,308
Accretion of discount on convertible debentures	5,664	5,417
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	19,462	(23,182)
Accrued interest	264	786
Accrued and deferred income taxes	1,727	(9,310)
Other working capital accounts	(12,533)	819
Other assets and deferred charges	11,952	(4,774)
Other	(5,278)	2,104
Minority interest in earnings of consolidated entities, net of distributions	7,608	1,948
Accrued insurance expense, net of commercial premiums paid	30,640	27,852
Payments made in settlement of self-insurance claims	(23,118)	(17,922)

Net cash provided by operating activities	210,178	134,066

Cash Flows from Investing Activities:
Property and equipment additions, net	(98,419)	(97,152)
Proceeds received from divestitures, net	4,178	1,750
Acquisition of businesses	(45,482)	—

Net cash used in investing activities	(139,723)	(95,402)

Cash Flows from Financing Activities:
Reduction of long-term debt	(9,118)	(84,255)
Additional borrowings	—	39,311
Issuance of common stock, net of issuance costs	956	1,320
Repurchase of common shares	(53,339)	(3,068)

Net cash used in financing activities	(61,501)	(46,692)

Increase (decrease) in cash and cash equivalents	8,954	(8,028)
Cash and cash equivalents, Beginning of Period	17,750	22,848

Cash and cash equivalents, End of Period	$26,704	$14,820

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,303	$10,914

Income taxes paid, net of refunds	$56,997	$60,848

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

(2) Related Party Transactions

At June 30, 2003, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). The Company serves as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which the Company conducts the Trust’s day-to-day affairs, provides administrative services and presents investment opportunities. In connection with this advisory agreement, the Company earned an advisory fee from the Trust of $362,000 and $343,000 in the three month periods ended June 30, 2003 and 2002, respectively, and $712,000 and $686,000 in the six month periods ended June 30, 2003 and 2002, respectively, which are included in net revenues in the accompanying consolidated statements of income. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company’s pre-tax share of income from the Trust was $309,000 and $445,000 during the three month periods ended June 30, 2003 and 2002, respectively, and $718,000 and $745,000 during the six month periods ended June 30, 2003 and 2002, respectively, and is included in net revenues in the accompanying consolidated statements of income. As of June 30, 2003, the Company leased six hospital facilities from the Trust with terms expiring in 2004 through 2006. These leases contain up to five, five-year renewal options. Total rent expense under these operating leases was $4.4 million and $4.3 million during the three month periods ended June 30, 2003 and 2002, respectively, and $8.8 million and $8.5 million during the six month periods ended June 30, 2003 and 2002, respectively. Subsequent to the end of the second quarter of 2003, a limited liability company in which the Company holds a 72% ownership interest, sold to the Trust for total proceeds of approximately $9 million, three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, the Company had $15.0 million as of June 30, 2003 and $17.7 million as of December 31, 2002, of gross loans outstanding to various employees of which $13.5 million as of June 30, 2003 and $15.1 million as of December 31, 2002 were charged to compensation expense through that date. Included in the amounts outstanding were gross loans to officers of the Company amounting to $11.9 million as of June 30, 2003 and $13.2 million as of December 31, 2002.

The Company’s Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain members of the executive management team and board of directors own approximately 6% of the outstanding shares of Broadlane, Inc. as of June 30, 2003. Broadlane, Inc. provides contracting and other supply chain services to various healthcare organizations, including the Company.

Page 6 of 28 Pages

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

As of June 30, 2003, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $169.4 million ($136.6 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities. As of December 31, 2002, the total reserve for the Company’s professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities. Included in other assets was the $32.8 million as of June 30, 2003 and the $37.0 million as of December 31, 2002 related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

As of June 30, 2003, the Company has outstanding letters of credit and surety bonds totaling $33.4 million consisting of: (i) $27.5 million related to the Company’s self-insurance programs, and; (ii) $5.9 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

Page 7 of 28 Pages

(5) Financial Instruments

Fair Value Hedges: The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. The Company recorded increases in other assets of $1.3 million during the three months ended June 30, 2003 and $2.0 million during the six months ended June 30, 2003 to recognize the fair value of these swaps and increases of $1.3 million during the three months ended June 30, 2003 and $2.0 million during the six months ended June 30, 2003 to recognize the difference between the carrying value and fair value of the related hedged liability.

Cash Flow Hedges: As of June 30, 2003, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of June 30, 2003, the floating rate on this $125 million interest rate swaps was 1.29%. Also as of June 30, 2003, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros. The two interest rate swaps are for a total notional amount of 41.2 million Euros ($48.5 million based on the end of period currency exchange rate). The notional amount decreases to 35.0 million Euros ($41.2 million) on December 30, 2003, 27.5 million Euros, ($32.4 million) on December 30, 2004 and the swap matures on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of June 30, 2003 was 2.07%.

The Company recorded in accumulated other comprehensive income (“AOCI”), pre-tax losses of $214,000 ($135,000 after-tax) during the three months ended June 30, 2003 and $2.8 million ($1.8 million after-tax) during the three months ended June 30, 2002 and a pre-tax gain of $56,000 ($35,000 after-tax) during the six months ended June 30, 2003 and a pre-tax loss of $1.2 million ($736,000 after-tax) during the six months ended June 30, 2002 to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from June 30, 2003, it is expected that $6.8 million of pre-tax net losses in AOCI will be reclassified into earnings within the next twelve months. As of June 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

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

Page 8 of 28 Pages

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of June 30, 2003, the Company does not have any unconsolidated variable interest entities.

In April 2003, the FASB Issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Most provisions of this are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This Statements is not expected to have a material effect on the Company's financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will have no material effect on the Company’s financial position or results of operations.

(7) Segment Reporting

The Company’s reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and Puerto Rico), behavioral health care services and international acute care hospital services consisting of eleven hospitals located in France owned by an operating company in which the Company owns an 80% ownership interest. The operating results for the International Acute Care Hospitals were included in the “Other” segment in prior years. The segment data for the three and six month periods ended June 30, 2002 have been restated to conform to the current year presentation. The financial and statistical data presented for the eleven hospitals located in France is for the three and six month periods ended May 31st as these facilities are included in the Company’s annual statements on the basis of the year ended November 30th. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the Company’s other operating

Page 9 of 28 Pages

entities including outpatient surgery and radiation centers. The chief operating decision making group for the Company’s acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the Company’s President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various hospitals. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

	Three Months Ended June 30, 2003

	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated

	(Dollar amounts in thousands)
Gross inpatient revenues	$1,458,645	$274,367	$43,565	$3,160	$1,779,737
Gross outpatient revenues	$535,742	$41,178	$5,806	$35,817	$618,543
Total net revenues	$678,494	$154,837	$51,865	$17,758	$902,954
Operating income (a)	$124,151	$37,234	$7,846	($18,599)	$150,632
Total assets as of 6/30/03	$1,677,506	$287,437	$213,652	$245,081	$2,423,676
Licensed beds	5,735	3,902	1,445	—	11,082
Available beds	4,900	3,773	1,445	—	10,118
Patient days	305,669	269,451	110,783	—	685,903
Admissions	65,474	22,029	21,626	—	109,129
Average length of stay	4.7	12.2	5.1	—	6.3

	Three Months Ended June 30, 2002

	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated

	(Dollar amounts in thousands)
Gross inpatient revenues	$1,242,178	$248,255	$20,434	$3,385	$1,514,252
Gross outpatient revenues	$456,875	$39,450	$2,642	$37,013	$535,980
Total net revenues	$620,388	$143,423	$24,317	$17,817	$805,945
Operating income (a)	$109,343	$30,359	$5,043	($15,393)	$129,352
Total assets as of 6/30/02	$1,620,272	$276,095	$140,830	$171,693	$2,208,890
Licensed beds	5,846	3,749	1,083	—	10,678
Available beds	4,777	3,605	1,083	—	9,465
Patient days	300,761	255,016	82,324	—	638,101
Admissions	65,605	21,176	16,502	—	103,283
Average length of stay	4.6	12.0	5.0	—	6.2

	Six Months Ended June 30, 2003

	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated

	(Dollar amounts in thousands)

Page 10 of 28 Pages

Gross inpatient revenues	$2,968,097	$547,644	$80,922	$6,273	$3,602,936
Gross outpatient revenues	$1,046,485	$79,751	$10,199	$73,669	$1,210,104
Total net revenues	$1,357,324	$307,584	$96,505	$36,349	$1,797,762
Operating income (a)	$250,532	$70,738	$13,029	($34,708)	$299,591
Total assets as of 6/30/03	$1,677,506	$287,437	$213,652	$245,081	$2,423,676
Licensed beds	5,735	3,887	1,352	—	10,974
Available beds	4,900	3,750	1,352	—	10,002
Patient days	626,561	537,541	203,145	—	1,367,247
Admissions	133,589	43,983	40,231	—	217,803
Average length of stay	4.7	12.2	5.0	—	6.3

	Six Months Ended June 30, 2002

	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated

	(Dollar amounts in thousands)
Gross inpatient revenues	$2,528,504	$490,634	$39,131	$6,208	$3,064,477
Gross outpatient revenues	$881,418	$77,750	$5,004	$72,176	$1,036,348
Total net revenues	$1,244,316	$285,544	$45,623	$34,833	$1,610,316
Operating income (a)	$219,689	$59,558	$9,669	($28,198)	$260,718
Total assets as of 6/30/02	$1,620,272	$276,095	$140,830	$171,693	$2,208,890
Licensed beds	5,846	3,749	1,083	—	10,678
Available beds	4,777	3,605	1,083	—	9,465
Patient days	624,065	503,984	165,125	—	1,293,174
Admissions	132,465	42,427	34,320	—	209,212
Average length of stay	4.7	11.9	4.8	—	6.2

(a)	Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts. Below is a reconciliation of consolidated operating income to consolidated net income before income taxes:

	Three Months Ended June 30, (amounts in thousands)		Six Months Ended June 30, (amounts in thousands)

	2003	2002	2003	2002

Consolidated operating income	$150,632	$129,352	$299,591	$260,718
Less: Depreciation & amortization	35,513	30,900	70,050	60,308
Lease & rental expense	15,861	15,290	31,682	30,480
Interest expense, net	9,375	8,402	19,224	17,132
Minority interests in earnings of consolidated entities	8,530	4,688	13,560	10,561

Consolidated income before income taxes	$81,353	$70,072	$165,075	$142,237

(8) Earnings Per Share Data (“EPS”) and Stock Based Compensation

Page 11 of 28 Pages

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Basic:
Net income	$50,950	$44,347	$103,740	$90,020
Weighted average number of common shares	57,655	59,934	57,966	59,898

Earnings per common share-basic	$0.88	$0.74	$1.79	$1.50

Diluted:
Net income	$50,950	$44,347	$103,740	$90,020
Add discounted convertible debenture interest, net of income tax effect	2,178	2,091	4,355	4,183

Adjusted net income	$53,128	$46,438	$108,095	$94,203

Weighted average number of common shares	57,655	59,934	57,966	59,898
Net effect of dilutive stock options and grants based on the treasury stock method	710	743	726	676
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577	6,577

Weighted average number of common shares and equivalents	64,942	67,254	65,269	67,151

Earnings per common share-diluted	$0.82	$0.69	$1.66	$1.40

Stock-Based Compensation: At June 30, 2003, the Company has a number of stock-based employee compensation plans. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.123,”Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company recognizes compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income	$50,950	$44,347	$103,740	$90,020
Add: total stock-based compensation expenses included in net income (a)	549	927	1,049	1,017
Deduct: total stock-based employee compensation expenses determined

Page 12 of 28 Pages

under fair value based methods for all awards (b)	(2,287)	(1,920)	(4,162)	(3,816)

Pro forma net income	$49,212	$43,354	$100,627	$87,221

Basic earnings per share, as reported	$0.88	$0.74	$1.79	$1.50
Basic earnings per share, pro forma	$0.85	$0.72	$1.73	$1.46
Diluted earnings per share, as reported	$0.82	$0.69	$1.66	$1.40
Diluted earnings per share, pro forma	$0.79	$0.68	$1.61	$1.36

(a)	Net of income tax effect of $322 and $544 during the three month periods ended June 30, 2003 and 2002, respectively, and $615 and $596 during the six month periods ended June 30, 2003 and 2002, respectively.
(b)	Net of income tax effect of $1.3 million and $1.1 million during the three month periods ended June 30, 2003 and 2002, respectively, and $2.4 million and $2.2 million during the six month periods ended June 30, 2003 and 2002, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$50,950	$44,347	$103,740	$90,020
Other comprehensive income (loss):
Foreign currency translation adjustments	4,031	234	4,510	181
Adjustment for losses reclassified into income (a)	1,221	969	2,342	1,916
Unrealized derivative losses on cash flow hedges (b)	(1,356)	(2,761)	(2,307)	(2,652)

Comprehensive income	$54,846	$42,789	$108,285	$89,465

(a)	Net of income tax effect of $716 and $568 during the three month periods ended June 30, 2003 and 2002, respectively, and $1.4 million and $1.1 million during the six month periods ended June 30, 2003 and 2002, respectively.
(b)	Net of income tax effect of $795 and $1.6 million during the three month periods ended June 30, 2003 and 2002, respectively, and $1.4 million and $1.6 million during the six month periods ended June 30, 2003 and 2002, respectively.

Page 13 of 28 Pages

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

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

Results of Operations

Net revenues increased 12% to $903 million for the three months ended June 30, 2003 as compared to $806 million during the comparable prior year quarter and increased 12% to $1.80 billion for the six months ended June 30, 2003 as compared to $1.61 billion during the comparable prior year six month period. The $97 million increase in net revenues during the 2003 second quarter, as compared to the comparable prior year quarter, was attributable primarily to: (i) a $69 million or 9% increase in net revenues generated at acute care hospitals located in the U.S., Puerto Rico and France and behavioral health care facilities owned during both periods; (ii) $19 million of revenues generated at acute care hospitals located in France and behavioral health care facilities located in the U.S. purchased during the first quarter of 2003, and; (iii) $9 million of other increases in revenues (including $5 million resulting from financial statement reclassifications related to the French operations recorded during the second quarter of 2003, which had no effect on net income, resulting from conversion to U.S. GAAP from French GAAP). The $187 million increase in net revenues during the 2003 six month period, as compared to the comparable prior year period, was attributable primarily to: (i) a $132 million or 8% increase in net revenues generated at acute care hospitals located in the U.S., Puerto Rico and France and behavioral health care facilities owned during both periods; (ii) $33 million of revenues generated at acute care hospitals located in France and behavioral health care facilities located in the U.S. purchased during the first quarter of 2003, and; (iii) $22 million of other increases in revenues (including $11 million resulting from financial statement reclassifications related to the French operations recorded

Page 14 of 28 Pages

during the second quarter of 2003, which had no effect on net income, resulting from conversion to U.S. GAAP from French GAAP).

Net revenues from the Company’s acute care facilities, including the hospitals located in France, and ambulatory treatment centers accounted for 83% and 82% of the Company’s consolidated net revenues during each of the three month periods ended June 30, 2003 and 2002, respectively, and 83% and 82% of the Company’s consolidated net revenues during each of the six month periods ended June 30, 2003 and 2002, respectively. Net revenues from the Company’s behavioral health services facilities accounted for 17% of consolidated net revenues during the three and six month periods ended June 30, 2003 and 18% of consolidated net revenues during the three and six month periods ended June 30, 2002.

Management of the Company believes that operating income, which is a non-GAAP financial measure, is helpful to investors as a measure of the Company’s operating performance. The Company defines operating income as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts. Since the source of financing for the purchase of property and equipment and other assets at each hospital varies, the Company believes that measuring operating performance before capital-related costs (such as depreciation and amortization, lease and rental and interest expense) provides a useful comparison of relative operating performance among its facilities. Operating income and operating margin (which is also a non-GAAP financial measure and computed by dividing operating income by net revenues) are used by management as analytical indicators for purposes of assessing the relative operating performance of the Company’s individual hospitals and operating segments, and the overall Company. In addition, the Company’s use of operating income and operating margin enables investors to compare the performance of the Company with that of others in the industry. To obtain a complete understanding of the Company’s financial performance, operating income and operating margin should be examined in connection with net income, determined in accordance with generally accepted accounting principles, as presented in the financial statements elsewhere in this Quarterly Report on Form 10-Q. Since the items excluded from operating income and the computation of operating margin are significant components in understanding and assessing financial performance under generally accepted accounting principles, these measures should not be considered to be an alternative to net income as a measure of the Company’s operating performance or profitability. Because operating income and operating margin are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, operating income and operating margin as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

Operating income (defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) increased 16% to $151 million for the three month period ended June 30, 2003 from $129 million in the comparable prior year quarter. Overall operating margins (defined as operating income divided by net revenues) were 16.7% and 16.0% during the three month periods ended June 30, 2003 and 2002, respectively. Operating income increased 15% to $300 million for the six month period ended June 30, 2003 from $261 million in the comparable prior year period. Overall operating margins were 16.7% and 16.2% during the six month periods ended June 30, 2003 and 2002, respectively. The increase in the overall operating margins during the three and six month periods of 2003, as compared to the comparable prior year periods, resulted primarily from a decrease in other operating expenses which decreased to 23.4% and 23.1% of net revenue during the three and six month periods ended June 30, 2003, respectively, as compared to 24.6% and 24.2% during the three and six month periods ended June 30, 2002, respectively. These decreases resulted primarily from decreased pharmacy costs resulting from a new outsourcing agreement, that commenced during the third quarter of 2002, covering the provision of pharmacy services for the Company’s acute care facilities located in the U.S. and Puerto Rico.

Below is a reconciliation of consolidated operating income to consolidated net income:

Page 15 of 28 Pages

	Three Months Ended June 30, (amounts in thousands)		Six Months Ended June 30, (amounts in thousands)

	2003	2002	2003	2002

Consolidated operating income	$150,632	$129,352	$299,591	$260,718
Less: Depreciation & amortization	35,513	30,900	70,050	60,308
Lease & rental expense	15,861	15,290	31,682	30,480
Interest expense, net	9,375	8,402	19,224	17,132
Minority interests in earnings of consolidated entities	8,530	4,688	13,560	10,561

Consolidated income before income taxes	81,353	70,072	165,075	142,237
Provision for income taxes	30,403	25,725	61,335	52,217

Net income	$50,950	$44,347	$103,740	$90,020

Operating margin	16.7%	16.0%	16.7%	16.2%

Net income was $51.0 million during the three months ended June 30, 2003 as compared to $44.3 million in the comparable prior year quarter. The increase of approximately $7 million during the 2003 second quarter over the comparable prior year quarter was primarily attributable to: (i) an increase of approximately $12 million, after-tax, in operating income from acute care and behavioral health care facilities owned during both periods located in the U.S., Puerto Rico and France, due primarily to the factors described below in Acute Care Hospital Services and Behavioral Health Services; (ii) an increase of approximately $2 million, after-tax, in operating income from acute care and behavioral health care facilities acquired in France and the U.S. during the first quarter of 2003; (iii) unfavorable after-tax increase of approximately $4 million in depreciation and amortization and interest expense, and; (iv) $3 million of other combined net decreases to net income. The increase of approximately $14 million during the 2003 six month period over the comparable prior year period was primarily attributable to: (i) an increase of approximately $24 million, after-tax, in operating income from acute care and behavioral health care facilities owned during both periods located in the U.S., Puerto Rico and France; (ii) an increase of approximately $3 million, after-tax, in operating income from acute care and behavioral health care facilities acquired in France and the U.S. during the first quarter of 2003; (iii) unfavorable combined after-tax increase of $7 million in depreciation and amortization and interest expense, and; (iv) $6 million of other combined net decreases to net income. The combined after-tax increases in depreciation, amortization and interest expense during the three and six month periods ended June 30, 2003, as compared to the comparable prior year periods, were due primarily to the opening of the newly constructed George Washington University Hospital during the third quarter of 2002 and the acquisition during the first quarter of 2003 of a 108-bed behavioral health system in Anchorage, Alaska and, two hospitals located in France that were purchased by an operating company which is 80% owned by the Company.

Acute Care Hospital Services

On a same facility basis, net revenues at the Company’s acute care hospitals located in the U.S. and Puerto Rico increased 9% in each of the three and six month periods ended June 30, 2003 over the comparable prior year periods. Admissions at these facilities decreased 0.2% during the three months ended June 30, 2003 as compared to the comparable prior year quarter while patients days increased 1.6% as the average length of stay at these facilities increased 1.8% to 4.7 days during the 2003 second quarter as compared to 4.6 days in the comparable prior year quarter. Admissions at these facilities increased 0.8% during the six months ended June 30, 2003 as compared to the comparable prior year six month period as patients days increased 0.4%. The average length of stay at these facilities remained unchanged at 4.7 days in each of the six month periods ended June 30, 2003 and 2002.

Admissions and patient days during the three and six month periods ended June 30, 2003 were unfavorably impacted by the conversion of a 160-bed general acute care hospital located in Puerto Rico which was converted to a pediatric and surgical specialty hospital on April 1, 2003. Excluding this facility’s

Page 16 of 28 Pages

unfavorable impact on the Company’s same facility acute care hospital admissions and patient days, admissions increased 1.1% and 2.0% for the three and six month periods ended June 30, 2003 as compared to the comparable prior year periods, respectively, and patient days increased 3.6% and 2.1% for the three and six month periods ended June 30, 2003 as compared to the comparable prior year periods, respectively.

The Company’s same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s acute care facilities located in the U.S. and Puerto Rico increased 9.4% and 7.7% during the three and six month periods ended June 30, 2003, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities increased 7.8% and 8.3% during the three and six month periods ended June 30, 2003, respectively, as compared to the comparable prior year periods.

Despite the increase in patient volume at the Company’s acute care hospitals, inpatient utilization continues to be negatively affected by payor-required, pre-admission authorization and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The increase in net revenue was negatively affected by lower payments from the government under the Medicare program as a result of the Balanced Budget Act of 1997 (“BBA-97”) and discounts to insurance and managed care companies (see General Trends for additional disclosure). During the three month periods ended June 30, 2003 and 2002, 42% and 45%, respectively, of the net patient revenues at the Company’s acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the six month periods ended June 30, 2003 and 2002, 41% and 44%, respectively, of the net patient revenues at the Company’s acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid. During the three month periods ended June 30, 2003 and 2002, 39% and 35%, respectively, of the net patient revenues at the Company’s acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. During the six month periods ended June 30, 2003 and 2002, 39% and 37%, respectively, of the net patient revenues at the Company’s acute care facilities were derived from managed care companies. The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company’s acute care hospitals located in the U.S. and Puerto Rico (on a same facility basis as all facilities were owned during both three and six month periods), operating expenses, (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 81.7% and 82.4% for the three month periods ended June 30, 2003 and 2002, respectively, and 81.5% and 82.3% for the six month periods ended June 30, 2003 and 2002, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 18.3% and 17.6% during the three month periods ended June 30, 2003 and 2002, respectively. Operating margins at these facilities were 18.5% and 17.7% during the six month periods ended June 30, 2003 and 2002, respectively. Favorably impacting the operating margins at the Company’s acute care hospitals located in the U.S. and Puerto Rico during the three and six month periods of 2003 as compared to the comparable prior year periods was a decrease in pharmacy costs resulting from a new outsourcing agreement, that commenced during the third quarter of 2002, covering the provision of pharmacy services for the Company’s acute care facilities located in the U.S. and Puerto Rico. Despite the increase in operating margins at these facilities during the first quarter of 2003 as compared to the comparable prior year quarter, the Company expects continued pressure on future operating margins.

Behavioral Health Services

On a same facility basis, net revenues at the Company’s behavioral health services facilities increased 5% and 4% during the three and six month periods ended June 30, 2003 as compared to the comparable prior year periods. Admissions and patient days at these facilities increased 2.9% and 2.3%, respectively,

Page 17 of 28 Pages

during the three month period ended June 30, 2003 as compared to the comparable prior year quarter as the average length of stay remained unchanged at 12.0 days in both periods. Admissions and patient days at these facilities increased 2.6% and 3.2%, respectively, during the six month period ended June 30, 2003 as compared to the comparable prior year period as the average length of stay remained unchanged at 11.9 days in both periods.

On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s behavioral health care facilities increased 3.2% and 3.3% during the three and six month periods ended June 30, 2003, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities increased 3.7% and 2.7% during the three and six month periods ended June 30, 2003, respectively, as compared to the comparable prior year periods.

Behavioral health facilities, which are generally excluded from the inpatient services PPS, are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. In the BBA-97, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Center for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002. This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However, Management of the Company expects the implementation of this PPS for inpatient services furnished by behavioral health hospitals to be delayed until the fourth quarter of 2004. Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management cannot predict the ultimate effect of behavioral health inpatient PPS on the Company’s future operating results until the final provisions are finalized.

During the three month periods ended June 30, 2003 and 2002, 35% and 36%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the six month periods ended June 30, 2003 and 2002, 35% and 34%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from Medicare and Medicaid. During the three month periods ended June 30, 2003 and 2002, 51% and 45%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. During the six month periods ended June 30, 2003 and 2002, 51% and 45%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from managed care companies. The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company’s behavioral health care facilities, operating expenses (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 76.0% and 78.9% for the three month periods ended June 30, 2003 and 2002, respectively, and 77.0% and 79.1% for the six month periods ended June 30, 2003 and 2002, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 24.0% and 21.1% during the three month periods ended June 30, 2003 and 2002, respectively, and 23.0% and 20.9% for the six month periods ended June 30, 2003 and 2002, respectively. On a same facility basis, operating expenses as a percentage of net revenues were 76.2% and 78.8% during the three months

Page 18 of 28 Pages

periods ended June 30, 2003 and 2002, respectively, and 77.4% and 79.1% during the six month periods ended June 30, 2003 and 2002, respectively. Operating margins at the Company’s behavioral health facilities owned in both periods were 23.8% and 21.2% during the three months ended June 30, 2003 and 2002, respectively, and 22.6% and 20.9% during the six month periods ended June 30, 2003 and 2002, respectively. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, Management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

Combined net revenues from the Company’s other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns eleven acute care hospitals in France (two of which were acquired during the first quarter of 2003) were $68 million and $40 million during the three months ended June 30, 2003 and 2002, respectively and $129 million and $76 million during the six month periods ended June 30, 2003 and 2002, respectively. Combined operating margins decreased to 16.9% during the three month period ended June 30, 2003 as compared to 21.3% in the comparable prior year quarter and decreased to 16.0% during the six month period ended June 30, 2003 as compared to 20.1% during the prior year six month period. These operating margin decreases during the 2003 periods, as compared to the comparable prior year periods, were due primarily to financial statement reclassifications related to the French operations recorded during the three and six month periods of 2003. These reclassifications, which had no effect on net income, increased net revenues and supplies expense by approximately $5 million and $11 million during the three and six month periods ended June 30, 2003, respectively, and resulted from conversion to U.S. GAAP from French GAAP.

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $8.5 million and $4.7 million for the three months ended June 30, 2003 and 2002, respectively, and $13.6 million and $10.6 million for the six month periods ended June 30, 2003 and 2002, respectively. The minority interest expense includes the minority ownerships’ share of the net income of four acute care facilities located in the U.S., three of which are located in Las Vegas, Nevada and one located in Washington, D.C, and eleven acute care facilities located in France.

Depreciation and amortization expense was $35.5 million and $30.9 million during the three month periods ended June 30, 2003 and 2002, respectively, and $70.0 million and $60.3 million during the six month periods ended June 30, 2003 and 2002, respectively. The increase during the 2003 periods as compared to the comparable 2002 periods resulted primarily from the depreciation expense related to the newly constructed George Washington University Hospital which opened during the third quarter of 2002 and the acquisition during the first quarter of 2003 of a 108-bed behavioral health system in Anchorage, Alaska and two hospitals located in France that were purchased by an operating company which is 80% owned by the Company.

The effective tax rate was 37.4% and 36.7% for the three months ended June 30, 2003 and 2002, respectively, and 37.2% and 36.7% for the six months ended June 30, 2003 and 2002, respectively. The increases during the three and six month periods of 2003 as compared to the comparable prior year periods, were due primarily to the prior periods including a tax credit for which the Company is no longer eligible.

General Trends

A significant portion of the Company’s revenue is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 41% and 44% of the Company’s net patient revenues during the three month periods ended June 30, 2003 and 2002, respectively, and 40% and 42% of the Company net patient revenues during the six month periods ended June 30, 2003 and 2002, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of the Company’s operations are subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs. In addition,

Page 19 of 28 Pages

reimbursement is generally subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

The federal government makes payments to participating hospitals under its Medicare program based on various formulas. The Company’s general acute care hospitals are subject to a prospective payment system (“PPS”). For inpatient services, PPS pays hospitals a predetermined amount per diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. Beginning August 1, 2000 under an outpatient prospective payment system (“OPPS”) mandated by Congress in the Balanced Budget Act of 1997 (“BBA-97”), both general acute and behavioral health hospitals are paid for outpatient services included in the OPPS according to ambulatory procedure codes (“APC”), which group together services that are comparable both clinically and with respect to the use of resources. The payment for each item or service is determined by the APC to which it is assigned. The APC payment rates are calculated on a national basis and adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) included “transitional corridor payments” through fiscal year 2003, which provide some financial relief for any hospital that generally incurs a reduction to its Medicare outpatient reimbursement under the new OPPS. Due to the recent update of Medicare cost report cost to charge ratios to a more recent fiscal year, the Company expects that its hospitals will not qualify for transitional corridor payments in 2003.

Behavioral health facilities, which are generally excluded from the inpatient services PPS, are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. In the BBA-97, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Center for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The BBRA of 1999 requires that CMS develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002. This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However, Management of the Company expects the implementation of this PPS for inpatient services furnished by behavioral health hospitals to be delayed until the fourth quarter of 2004. Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management cannot predict the ultimate effect of behavioral health inpatient PPS on the Company’s future operating results until the provisions are finalized.

In addition to the trends described above that continue to have an impact on the Company’s operating results, there are a number of other more general factors affecting the Company’s business. BBA-97 called for the government to trim the growth of federal spending on Medicare by $115 billion and on Medicaid by $13 billion over the ensuing 5 years. This enacted legislation also called for reductions in the future rate of increases to payments made to hospitals and reduced the amount of payments for outpatient services, bad debt expense and capital costs. Some of these reductions were temporarily reversed with the passage of the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (“BIPA”) which, among other things, increased Medicare and Medicaid payments to healthcare providers by $35 billion over the ensuing 5 years with approximately $12 billion of this amount targeted for hospitals and $11 billion for managed care payors. However, many of the payment reductions reversed by Congress in BIPA are expiring. In federal fiscal year 2003, hospitals are receiving less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS will increase, for each service, by an average of 3.7%. In February, 2003, the federal fiscal year 2003

Page 20 of 28 Pages

omnibus spending federal legislation was signed into law. This legislation included approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount was targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. Certain of the Company’s hospitals are eligible for and are receiving the increased Medicare reimbursement resulting from this legislation which the Company expects will amount to approximately $3 million during 2003. For federal fiscal year 2004, CMS will increase the inpatient Medicare unadjusted standard base rate by a full market basket increase of 3.4%, absent any legislative action by Congress. However, this Medicare payment increase will be mitigated by changes in other factors that directly impact a hospital’s DRG payment including, but not limited to, annual Medicare wage index updates, expansion of the DRG transfer payment policy and the annual recalibration of DRG relative payment weights.

Certain Medicare inpatient hospital cases with extraordinarily high costs in relation to other cases within a given DRG may receive an additional payment from Medicare (“Outlier Payments”). In general, to qualify for the additional Outlier Payments, the gross charges associated with an individual patient’s case must exceed the applicable DRG plus a threshold established annually by CMS. In the federal 2003 fiscal year, the unadjusted Outlier Payment threshold increased to $33,560 from $21,025. In the federal 2004 fiscal year, the threshold will be reduced to $31,000. Outlier Payments are currently subject to multiple factors including but not limited to: (i) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (ii) the patient’s case acuity; (iii) the CMS established threshold, and; (iv) the hospital’s geographic location. However, in June, 2003, CMS issued a final rule that changes the outlier formula in an effort to promote more accurate spending for outlier payments to hospitals. Management of the Company believes the change in the Outlier Payment methodology will result in a decrease in the overall Outlier Payments expected to be received by the Company during the 2004 federal fiscal year. This decrease is expected to significantly offset the increase in Medicare payments resulting from the market basket inflation adjustment as mentioned above. The Company’s total Outlier Payments in 2002 were less than 1% of its consolidated net revenues and Management expects that Outlier Payments in 2003 and 2004 will amount to less than 0.5% of the Company’s consolidated net revenues.

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

Page 21 of 28 Pages

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

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in the Company’s financial results was an aggregate of $7.0 million and $8.8 million for the three month periods ended June 30, 2003 and 2002, respectively, and $13.3 million and $17.2 million for the six month periods ended June 30, 2003 and 2002, respectively, related to DSH programs. The Office of Inspector General recently published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. Although it is not yet clear how this issue will be resolved, it may have an adverse effect on the Company’s hospitals located in Texas that have significant Medicaid populations. Failure to renew these programs beyond their scheduled termination date (June 30, 2003 for South Carolina and August 31, 2003 for Texas), failure to qualify for DSH funds under these programs, or reductions in reimbursements (including reductions related to the potential Texas Medicaid overpayments mentioned above), could have a material adverse effect on the Company’s future results of operations.

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

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 41% and 37% for the three month periods ended June 30, 2003 and 2002, respectively, and 41% and 39% for the six month periods ended June 30, 2003 and 2002, respectively, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company’s facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past few years, the Company secured price increases from many of its commercial payors including managed care companies.

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the Company’s subsidiaries have assumed a greater portion of the hospital professional and

Page 22 of 28 Pages

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

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, the Company recorded a $40 million pre-tax charge during the fourth quarter of 2001. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company’s liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated. In estimating the $40 million pretax charge, the Company evaluated all known factors, however, there can be no assurance that the Company’s ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company’s future results of operations.

As of June 30, 2003, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $169.4 million ($136.6 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities. As of December 31, 2002, the total reserve for the Company’s professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities. Included in other assets was the $32.8 million as of June 30, 2003 and $37.0 million as of December 31, 2002 related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

In April, 2003, the Food and Drug Administration approved the use of drug-eluting stents in certain cardiac procedures. Management does not believe the use of these in the last few months has had a material impact on its results of operations, however, it can provide no definitive assurance how the use of stents might impact future practice patterns or results until further experience with the new stents is gained.

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

Page 23 of 28 Pages

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

The Company is in the process of implementing the necessary changes required pursuant to the terms of HIPAA and expects to be substantially complete within the required dates. However, failure by the Company or third parties on which it relies, including payors, to resolve HIPAA related implementation issues could have a material adverse effect on the Company’s results of operations and its ability to provide health care services. Consequently, the Company can give no assurance that issues related to the implementation of HIPAA will not have a material adverse effect on the Company’s financial condition or future results of operations.

Liquidity and Capital Resources

Net cash provided by operating activities was $210 million during the six months ended June 30, 2003 and $134 million during the comparable prior year six month period. The $76 million net increase during the 2003 six month period as compared to the 2002 comparable period was primarily attributable to: (i) a favorable $24 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization and accretion of discount on convertible debentures); (ii) a $43 million favorable change in accounts receivable, and; (iii) $9 million of other net favorable working capital changes. Contributing to the favorable change in accounts receivable was the receipt during the second quarter of 2003 of approximately $30 million of cash related to settlement of prior year cost reports and accelerated Medicare and Medicaid payments resulting from a scheduled conversion of a third party intermediary’s computer system.

The Company spent $98 million and $97 million during the six month periods ended June 30, 2003 and 2002, respectively, to finance capital expenditures. The Company expects to spend an additional $100 million to $125 million during the remaining six months of 2003 to finance capital expenditures thereby making the estimated capital expenditures for the full year of 2003 approximately $200 million to $225 million. Included in the 2003 actual and projected capital expenditures are the capital costs related to construction of a new 176-bed acute care hospital located in Las Vegas, Nevada (scheduled to be completed in the fourth quarter of 2003), a major new cardiology wing and 90-bed expansion of Northwest Texas Healthcare System located in Amarillo, Texas (scheduled to be completed in the fourth quarter of 2003) and construction of a new 120-bed acute care hospital in Manatee County, Florida (scheduled to open in the second quarter of 2004).

Page 24 of 28 Pages

During the first quarter of 2003, the Company spent $45.5 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage, Alaska; (ii) two hospitals located in France that were purchased by an operating company which is 80% owned by the Company, and; (iii) an outpatient surgery center located in Oklahoma acquired by a limited partnership which is majority owned by the Company. During the first six months of 2003, the Company sold two radiation therapy centers and its ownership interest in an outpatient surgery center for combined cash proceeds of $4.2 million. The net gain generated from sale of these centers did not have a material impact on the Company’s financial statements.

The Company entered into an agreement to purchase the assets of three acute care hospitals located in California for approximately $120 million. The purchase of a 228-bed facility in Corona, a 112-bed facility in San Louis Obispo and a 65-bed facility in Arroyo Grande, is subject to both bankruptcy and customary regulatory approvals. This purchase transaction is scheduled to take place by the end of 2003, however, given the contingencies related to third party approvals, there can be no assurance this transaction will be completed.

As of June 30, 2003, the Company had $341 million of unused borrowing capacity under the terms of its $400 million unsecured non-amortizing revolving credit agreement, which expires in December, 2006. The agreement includes a $50 million sublimit for letters of credit of which $21 million was available at June 30, 2003. The interest rate on borrowings is determined at the Company’s option at the prime rate, certificate of deposit rate plus .925% to 1.275%, LIBOR plus .80% to 1.15% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company’s leverage ratio. As of June 30, 2003, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements.

As of June 30, 2003, the Company had no unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. The majority of the Company’s acute care patient receivables are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November, 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company’s revolving credit agreement are classified as long-term.

The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. The Company recorded increases in other assets of $1.3 million during the three months ended June 30, 2003 and $2.0 million during the six months ended June 30, 2003 to recognize the fair value of these swaps and increases of $1.3 million during the three months ended June 30, 2003 and $2.0 million during the six months ended June 30, 2003 to recognize the difference between the carrying value and fair value of the related hedged liability.

As of June 30, 2003, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of June 30, 2003, the floating rate on this $125 million interest rate swaps was 1.29%. Also as of June 30, 2003, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros. The two interest rate swaps are for a total notional amount of 41.2 million Euros ($48.5 million based on the end of period currency exchange rate). The notional amount decreases to 35.0 million Euros ($41.2 million) on December 30, 2003, 27.5 million Euros, ($32.4 million) on December 30, 2004 and the swap matures on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of June 30, 2003 was 2.07%.

Page 25 of 28 Pages

The Company’s total debt as a percentage of total capitalization was 42% at June 30, 2003 and 43% at December 31, 2002.

During 1998 and 1999, the Company’s Board of Directors approved stock purchase programs authorizing the Company to purchase up to 12 million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased approximately 1.3 million shares during the six months ended June 30, 2003 at an average purchase price of $39.81 per share ($53.3 million in the aggregate). Since inception of the stock purchase program in 1998 through June 30, 2003, the Company purchased a total of 10.9 million shares at an average purchase price of $24.90 per share ($269.7 million in the aggregate).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our SEC filings. There have been no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

Page 26 of 28 Pages

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The following information relates to matters submitted to the election of shareholders of Universal Health Services, Inc. (the “Company”) at the Annual Meeting of Stockholders held on May 21, 2003.

(b) Not applicable

(c) At the meeting, the following proposals, as described in the proxy statement delivered to all the Company’s stockholders were approved by the votes indicated:

Election by Class A & Class C stockholders of Class I Director, John H. Herrell:

Votes cast in favor	3,654,204
Votes against	0

Election by Class A & Class C stockholders of Class I Director, Leatrice Ducat:

Votes cast in favor	3,654,204
Votes withheld	0

Adoption of the Amendments to the 2001 Employees’ Restricted Stock Purchase Plan:

Votes cast in favor	37,831,008
Votes withheld	482,981

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification of the Chief Executive Officer pursuant Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of the Chief Financial Officer pursuant Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002.

32.2 Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002.

Page 27of 28 Pages

(b) Reports on Form 8-K

1)	Report on Form 8-K dated April 16, 2003, reported under Item 9, Regulation FD Disclosure, that the Company issued a press release announcing the Company’s financial results for the quarter ended March 31, 2003.

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

Universal Health Services, Inc. (Registrant)

Date: August 12, 2003	/s/ ALAN B. MILLER

Alan B. Miller President and Chief Executive Officer

/s/ STEVE FILTON

Steve Filton Senior Vice President, Chief Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer).

Page 28 of 28 Pages