Form 10-Q
period 2003-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2003-11-10
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2003:

Class A	3,328,404
Class B	54,281,002
Class C	335,800
Class D	32,893

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(000s omitted except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$896,332	$813,104	$2,694,094	$2,423,420

Operating charges:
Salaries, wages and benefits	362,440	323,331	1,075,670	964,633
Other operating expenses	213,424	196,007	628,950	586,199
Supplies expense	119,897	106,382	362,190	313,747
Provision for doubtful accounts	62,288	62,590	189,410	173,329
Depreciation and amortization	35,799	30,136	105,849	90,444
Lease and rental expense	15,994	15,609	47,676	46,089
Interest expense, net	8,615	8,636	27,839	25,768

	818,457	742,691	2,437,584	2,200,209

Income before gains on sales of assets and businesses, minority interests and income taxes	77,875	70,413	256,510	223,211
Gains on sales of assets and businesses	(7,837)	—	(7,837)	—
Minority interests in earnings of consolidated entities	7,476	4,924	21,036	15,485

Income before income taxes	78,236	65,489	243,311	207,726
Provision for income taxes	29,175	24,038	90,510	76,255

Net income	$49,061	$41,451	$152,801	$131,471

Earnings per common share - basic	$0.86	$0.69	$2.65	$2.20

Earnings per common share - diluted	$0.79	$0.65	$2.45	$2.05

Weighted average number of common shares - basic	57,354	59,883	57,762	59,893
Shares for conversion of convertible debentures	6,577	6,577	6,577	6,577
Weighted average number of common share equivalents	909	715	787	689

Weighted average number of common shares and equivalents - diluted	64,840	67,175	65,126	67,159

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000s omitted unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$28,261	$17,750
Accounts receivable, net	482,818	474,763
Supplies	53,658	58,217
Deferred income taxes	3,355	25,023
Other current assets	31,743	30,823

Total current assets	599,835	606,576

Property and equipment	2,032,485	1,860,625
Less: accumulated depreciation	(750,226)	(687,430)

	1,282,259	1,173,195
Other assets:
Goodwill	431,365	410,320
Deferred charges	14,198	14,390
Other	108,191	124,656

	553,754	549,366

	$2,435,848	$2,329,137

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,225	$8,253
Accounts payable and accrued liabilities	369,947	350,098
Federal and state taxes	11,683	12,062

Total current liabilities	392,855	370,413

Other noncurrent liabilities	211,484	206,238

Minority interest	158,858	140,247

Long-term debt, net of current maturities	632,526	680,514

Deferred income taxes	15,586	14,266

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2003, 3,328,404 in 2002	33	33
Class B Common Stock, 54,267,396 shares outstanding in 2003, 55,341,350 in 2002	543	553
Class C Common Stock, 335,800 shares outstanding in 2003, 335,800 in 2002	3	3
Class D Common Stock, 32,923 shares outstanding in 2003, 35,506 in 2002	—	—
Capital in excess of par, net of deferred compensation of $10,586 in 2003 and $14,247 in 2002	38,997	84,135
Retained earnings	1,004,226	851,425
Accumulated other comprehensive loss	(19,263)	(18,690)

	1,024,539	917,459

	$2,435,848	$2,329,137

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000s omitted - unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$152,801	$131,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	105,849	90,444
Accretion of discount on convertible debentures	8,888	8,514
Gains on sales of assets and businesses	(7,837)	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	7,610	(31,417)
Accrued interest	2,252	3,051
Accrued and deferred income taxes	28,264	290
Other working capital accounts	(12,108)	18,400
Other assets and deferred charges	17,594	(2,847)
Other	(10,356)	1,482
Minority interest in earnings of consolidated entities, net of distributions	4,603	7,388
Accrued insurance expense, net of commercial premiums paid	45,968	41,941
Payments made in settlement of self-insurance claims	(30,126)	(23,536)

Net cash provided by operating activities	313,402	245,181

Cash Flows from Investing Activities:
Property and equipment additions, net	(167,230)	(162,592)
Proceeds received from sales of assets and businesses	18,590	1,750
Acquisition of businesses	(48,296)	—

Net cash used in investing activities	(196,936)	(160,842)

Cash Flows from Financing Activities:
Reduction of long-term debt	(65,543)	(129,895)
Additional borrowings	—	39,311
Capital contributions from minority member	11,465	5,908
Issuance of common stock, net of issuance costs	2,195	1,786
Repurchase of common shares	(54,072)	(8,503)

Net cash used in financing activities	(105,955)	(91,393)

Increase (decrease) in cash and cash equivalents	10,511	(7,054)
Cash and cash equivalents, Beginning of Period	17,750	22,848

Cash and cash equivalents, End of Period	$28,261	$15,794

Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,699	$13,933

Income taxes paid, net of refunds	$60,751	$74,726

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

(2) Related Party Transactions

At September 30, 2003, the Company held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). The Company serves as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which the Company conducts the Trust’s day-to-day affairs, provides administrative services and presents investment opportunities. In connection with this advisory agreement, the Company earned an advisory fee from the Trust of $388,000 and $350,000 in the three month periods ended September 30, 2003 and 2002, respectively, and $1,100,000 and $1,036,000 in the nine month periods ended September 30, 2003 and 2002, respectively, which are included in net revenues in the accompanying consolidated statements of income. In addition, certain officers and directors of the Company are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore the Company accounts for its investment in the Trust using the equity method of accounting. The Company’s pre-tax share of income from the Trust was $357,000 and $354,000 during the three month periods ended September 30, 2003 and 2002, respectively, and $1,075,000 and $1,099,000 during the nine month periods ended September 30, 2003 and 2002, respectively, and is included in net revenues in the accompanying consolidated statements of income. As of September 30, 2003, the Company leased six hospital facilities from the Trust with terms expiring in 2004 through 2006. These leases contain up to five, five-year renewal options. Total rent expense under these operating leases was $4.3 million and $4.3 million during the three month periods ended September 30, 2003 and 2002, respectively, and $13.1 million and $12.8 million during the nine month periods ended September 30, 2003 and 2002, respectively. During the third quarter of 2003, a limited liability company in which the Company holds a 72% ownership interest sold to the Trust for total proceeds of approximately $9 million, three medical office buildings on the campus of Valley Hospital Medical Center in Las Vegas, Nevada. This transaction resulted in a pre-tax gain (after minority interest expense) of $2.3 million which is included in the Company’s results of operations for the three and nine month periods ended September 30, 2003.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, the Company had $10.1 million as of September 30, 2003 and $17.7 million as of December 31, 2002, of gross loans outstanding to various employees of which $8.9 million as of September 30, 2003 and $15.1 million as of December 31, 2002 were charged to compensation expense through that date. Included in the amounts outstanding were gross loans to officers of the Company amounting to $7.4 million as of September 30, 2003 and $13.2 million as of December 31, 2002.

The Company’s Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain members of the executive management team and board of directors own approximately 6% of the outstanding shares of Broadlane, Inc. as of September 30, 2003. Broadlane, Inc. provides contracting and other supply chain services to various healthcare organizations, including the Company.

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

Minority interest liability consists primarily of: (i) a 27.5% outside ownership interest in limited liability companies which own and operate four acute care facilities located in Las Vegas, Nevada, including a newly constructed 176-bed acute care facility that opened during the fourth quarter of 2003; (ii) a 20% outside ownership in a limited partnership which owns a 371-bed acute care facility located in Washington D.C.; (iii) a 20% outside ownership interest in an operating company that owns twelve hospitals in France, and; (iv) various minority outside ownership interests in partnerships and limited liability companies which own ambulatory surgery centers and a specialized women’s health center. In connection with the four acute care facilities located in Las Vegas, the outside owners have certain “put rights” that may require the respective limited liabilities companies to purchase the minority member’s interests upon the occurrence of: (i) certain specified financial conditions falling below established thresholds, (ii) breach of the management contract by the managing member (a subsidiary of the Company), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the twelve hospitals located in France, the minority owners have certain “put rights” that if exercised, would require the Company to purchase a stipulated percentage of their shares (up to 25% of the shares through December 31, 2003; up to 50% of the shares through December 31, 2004 and up to 100% of the shares through March 31, 2009) at a multiple of the subsidiary’s earnings before interest, taxes, depreciation and amortization, as defined. The Company also has certain “call rights” that would allow the Company to purchase all of the minority owners’ shares pursuant to this formula at any time through December 31, 2009.

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

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, the Company recorded a $40 million pre-tax charge during the fourth quarter of 2001. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company’s liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds, other commercial insurers and/or PHICO’s estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company’s ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company’s future results of operations.

As of September 30, 2003, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $176.1 million ($145.3 million net of expected recoveries from state guaranty funds), of which $26.0 million is included in other current liabilities. As of December 31,

2002, the total reserve for the Company’s professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities. Included in other assets was $30.8 million as of September 30, 2003 and the $37.0 million as of December 31, 2002 related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

As of September 30, 2003, the Company has outstanding letters of credit and surety bonds totaling $34.1 million consisting of: (i) $28.2 million related to the Company’s self-insurance programs, and; (ii) $5.9 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

During the fourth quarter of 2000, the Company recognized a pre-tax charge of $6.9 million to reflect the amount of an unfavorable jury verdict relating to an unprofitable facility that was closed during the first quarter of 2001. During 2001, an appellate court issued an opinion affirming the jury verdict, and, during the first quarter of 2002, the Company filed a petition for review by the Texas Supreme Court. The Texas Supreme Court recently reversed the court of appeals judgment and rendered judgment that the plaintiffs take nothing. At such time that the plaintiffs’ appeal rights have been fully exhausted and the decision has been mandated by the Texas Supreme Court, the Company will reverse the accrued liability, which including accrued interest, amounted to $8.8 million as of September 30, 2003.

(5) Financial Instruments

Fair Value Hedges: The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. The Company recorded a decrease of $1.6 million in other assets during the three month period ended September 30, 2003 and an increase of $300,000 in other assets during the nine month period ended September 30, 2003 to recognize the fair value of these swaps. The Company recorded a decrease of $1.6 million in long-term debt during the three month period ended September 30, 2003 and an increase of $300,000 in long-term debt during the nine month period ended September 30, 2003 to recognize the difference between the carrying value and fair value of the related hedged liability.

Cash Flow Hedges: As of September 30, 2003, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of September 30, 2003, the floating rate on this $125 million interest rate swaps was 1.13%. Also as of September 30, 2003, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros. The two interest rate swaps are for a total notional amount of 41.2 million Euros ($45.3 million based on the end of period currency exchange rate). The notional amount decreases to 35.0 million Euros ($38.5 million) on December 30, 2003, 27.5 million Euros, ($30.2 million) on December 30, 2004 and the swap matures on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of September 30, 2003 was 2.07%.

The Company recorded in accumulated other comprehensive income (“AOCI”), pre-tax gains of $2.0 million ($1.3 million after-tax) during each of the three and nine month periods ended September 30, 2003 to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The Company recorded pre-tax losses of $5.6 million ($3.6 million after-tax) during the three month period ended September 30, 2002 and $6.8 million ($4.3 million after-tax) during the nine month period ended September 30, 2002 to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from September 30, 2003, it is expected that $6.9 million of pre-tax net losses in AOCI will be reclassified into earnings within the next twelve months. As of September 30, 2003, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51.” This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As of September 30, 2003, the Company does not have any unconsolidated variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”. Most provisions of this are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This statement did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Based on a FASB interpretation of SFAS 150 on October 8, 2003, it was determined that SFAS 150 applied to minority partner’s/member’s ownership interest in certain consolidated entities with finite lives. On October 29, 2003, the FASB postponed indefinitely, the application of SFAS 150 to minority partner’s/member’s ownership interest in certain consolidated entities with finite lives. If adopted pursuant to the FASB’s October 8, 2003 interpretation, the Company would be required to record a $2.7 million pre-tax charge ($1.7 million after-tax) for the cumulative effect of change in accounting principle.

(7) Segment Reporting

The Company’s reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and Puerto Rico), behavioral health care services and international acute care hospital services consisting of twelve hospitals located in France owned by an operating company in which the Company owns an 80% ownership interest. The operating results for the International Acute Care Hospitals were included in the “Other” segment in prior years. The segment data for the three and nine month periods ended September 30, 2002 have been restated to conform to the current year presentation. The financial and statistical data presented for the twelve hospitals located in France is for the three and nine month periods ended August 31st as these facilities are included in the Company’s annual statements on the basis of the year ended November 30th. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the Company’s other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for the Company’s acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the Company’s President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various hospitals. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2002.

	Three Months Ended September 30, 2003
	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,453,560	$269,972	$43,553	$3,045	$1,770,130
Gross outpatient revenues	$542,588	$35,764	$5,474	$34,518	$618,344
Total net revenues	$676,317	$150,020	$52,135	$17,860	$896,332
Operating income (a)	$115,274	$33,588	$4,840	$(15,419)	$138,283
Total assets as of 9/30/03	$1,778,611	$287,980	$202,329	$166,928	$2,435,848
Licensed beds	5,735	3,902	1,500	—	11,137
Available beds	4,900	3,773	1,500	—	10,173
Patient days	306,182	263,926	93,808	—	663,916
Admissions	65,628	21,949	19,231	—	106,808
Average length of stay	4.7	12.0	4.9	—	6.2

	Three Months Ended September 30, 2002
	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,270,856	$247,693	$19,550	$3,047	$1,541,146
Gross outpatient revenues	$458,549	$34,420	$2,432	$38,377	$533,778
Total net revenues	$630,812	$140,398	$23,578	$18,316	$813,104
Operating income (a)	$105,093	$26,950	$3,477	$(10,726)	$124,794
Total assets as of 9/30/02	$1,660,552	$275,226	$145,952	$174,219	$2,255,949
Licensed beds	5,846	3,749	1,083	—	10,678
Available beds	4,764	3,605	1,083	—	9,452
Patient days	304,497	253,190	70,852	—	628,539
Admissions	66,401	21,542	14,121	—	102,064
Average length of stay	4.6	11.8	5.0	—	6.2

	Nine Months Ended September 30, 2003
	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$4,421,657	$817,616	$124,475	$9,318	$5,373,066
Gross outpatient revenues	$1,589,073	$115,515	$15,673	$108,187	$1,828,448
Total net revenues	$2,033,641	$457,604	$148,640	$54,209	$2,694,094
Operating income (a)	$365,806	$104,326	$17,869	$(50,127)	$437,874
Total assets as of 9/30/03	$1,778,611	$287,980	$202,329	$166,928	$2,435,848
Licensed beds	5,735	3,892	1,402	—	11,029
Available beds	4,900	3,758	1,402	—	10,060
Patient days	932,743	801,467	296,953	—	2,031,163
Admissions	199,217	65,932	59,462	—	324,611
Average length of stay	4.7	12.2	5.0	—	6.3

	Nine Months Ended September 30, 2002
	Acute Care Hospital Services	Behavioral Health Services	International Acute Care Hospital Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$3,799,360	$738,327	$58,681	$9,255	$4,605,623
Gross outpatient revenues	$1,339,967	$112,170	$7,436	$110,553	$1,570,126
Total net revenues	$1,875,128	$425,942	$69,201	$53,149	$2,423,420
Operating income (a)	$324,782	$86,508	$13,146	$(38,924)	$385,512
Total assets as of 9/30/02	$1,660,552	$275,226	$145,952	$174,219	$2,255,949
Licensed beds	5,846	3,749	1,083	—	10,678
Available beds	4,773	3,605	1,083	—	9,461
Patient days	928,562	757,174	235,977	—	1,921,713
Admissions	198,866	63,969	47,237	—	310,072
Average length of stay	4.7	11.8	5.0	—	6.2

(a)	Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts.

Management of the Company believes that operating income, a non-GAAP financial measure as defined above, is helpful to investors as measures of the Company’s operating performance. Since the source of financing for the purchase of property and equipment and other assets at each hospital varies, the Company believes that measuring operating performance before capital-related costs (such as depreciation and amortization, lease and rental and interest expense) provides a useful comparison of relative operating performance among its facilities. Operating income is used by management as an analytical indicator for purposes of assessing the relative operating performance of the Company’s individual hospitals and operating segments, and the overall Company. In addition, the Company’s use of operating income enables investors to compare the performance of the Company with that of others in the industry. To obtain a complete understanding of the Company’s financial performance, operating income should be examined in connection with net income, determined in accordance with generally accepted accounting principles, as presented in the financial statements elsewhere in this Quarterly Report on Form 10-Q. Since the items excluded from operating income are significant components in understanding and assessing financial performance under generally accepted accounting principles, these measures should not be considered to be an alternative to net income as a measure of the Company’s operating performance or profitability. Because operating income is not a measurement determined in accordance with generally accepted accounting principles and is therefore susceptible to varying calculations, operating income as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating the Company’s financial performance. Below is a reconciliation of consolidated operating income to consolidated income before income taxes (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Consolidated operating income	$138,283	$124,794	$437,874	$385,512
Less: Depreciation & amortization	35,799	30,136	105,849	90,444
Lease & rental expense	15,994	15,609	47,676	46,089
Interest expense, net	8,615	8,636	27,839	25,768
Minority interests in earnings of consolidated entities	7,476	4,924	21,036	15,485
Plus: Gains on sales of assets and businesses	(7,837)	—	(7,837)	—

Consolidated income before income taxes	$78,236	$65,489	$243,311	$207,726

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic:
Net income	$49,061	$41,451	$152,801	$131,471
Weighted average number of common shares	57,354	59,883	57,762	59,893

Earnings per common share-basic	$0.86	$0.69	$2.65	$2.20

Diluted:
Net income	$49,061	$41,451	$152,801	$131,471
Add discounted convertible debenture interest, net of income tax effect	2,222	2,134	6,577	6,317

Adjusted net income	$51,283	$43,585	$159,378	$137,788

Weighted average number of common shares	57,354	59,883	57,762	59,893
Net effect of dilutive stock options and grants based on the treasury stock method	909	715	787	689
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577	6,577

Weighted average number of common shares and equivalents	64,840	67,175	65,126	67,159

Earnings per common share-diluted	$0.79	$0.65	$2.45	$2.05

Stock-Based Compensation: At September 30, 2003, the Company has a number of stock-based employee compensation plans. The Company accounts for these plan under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.123,”Accounting for Stock-Based Compensation,” to stock-based employee compensation. The Company recognizes compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$49,061	$41,451	$152,801	$131,471
Add: total stock-based compensation expenses included in net income (a)	683	8,917	1,732	9,934
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(2,341)	(10,654)	(6,503)	(14,470)

Pro forma net income	$47,403	$39,714	$148,030	$126,935

Basic earnings per share, as reported	$0.86	$0.69	$2.65	$2.20
Basic earnings per share, pro forma	$0.83	$0.66	$2.56	$2.12
Diluted earnings per share, as reported	$0.79	$0.65	$2.45	$2.05
Diluted earnings per share, pro forma	$0.77	$0.62	$2.37	$1.98

(a)	Net of income tax effect of $400,000 and $5.2 million during the three month periods ended September 30, 2003 and 2002, respectively, and $1.0 million and $5.8 million during the nine month periods ended September 30, 2003 and 2002, respectively.
(b)	Net of income tax effect of $1.4 million and $6.2 million during the three month periods ended September 30, 2003 and 2002, respectively, and $3.8 million and $8.5 million during the nine month periods ended September 30, 2003 and 2002, respectively.

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

	Three Months Ended September 30.		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$49,061	$41,451	$152,801	$131,471
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,355)	92	(1,845)	273
Adjustment for losses reclassified into income (a)	1,250	994	3,592	2,910
Unrealized derivative losses on cash flow hedges (b)	(13)	(4,530)	(2,320)	(7,182)

Comprehensive income	$43,943	$38,007	$152,228	$127,472

(a)	Net of income tax effect of $733,000 and $583,000 during the three month periods ended September 30, 2003 and 2002, respectively, and $2.1 million and $1.7 million during the nine month periods ended September 30, 2003 and 2002, respectively.
(b)	Net of income tax effect of $7,000 and $2.7 million during the three month periods ended September 30, 2003 and 2002, respectively, and $1.4 million and $4.2 million during the nine month periods ended September 30, 2003 and 2002, respectively.

(10) Sales of Assets and Businesses and Potential Future Acquisitions

During the nine month period ended September 30, 2003, the Company received total cash proceeds of $18.6 million in connection with the: (i) the sale of the operations and the majority of the assets of five radiation therapy centers located in Kentucky, Indiana and California (combined net revenues and net income were not material to the Company’s results of operations); (ii) the sale of its ownership interest in an outpatient surgery center located in California, and; (iii) the sale of three medical office buildings located in Las Vegas, Nevada by a limited liability company in which the Company holds a 72% ownership interest (these medical office buildings were sold to a limited liability company that is majority owned by Universal Health Realty Income Trust). Included in the Company’s results of operations were pre-tax gains (after minority interest expense) of $7.0 million during the three month period ended September 30, 2003 ($4.4 million after-tax) and $7.4 million during the nine month period ended September 30, 2003 ($4.7 million after-tax).

During the third quarter of 2003, the Company signed an agreement to acquire a ninety percent (90%) ownership interest in the 306-bed Pendleton Memorial Methodist Hospital located in East New Orleans. Pursuant to the terms of the agreement, Methodist Health System Foundation, Inc. will hold a ten percent (10%) ownership interest in the facility. Prior to the third quarter of 2003, the Company entered into an agreement to purchase the assets of three acute care hospitals located in California consisting of a 228-bed facility in Corona, a 112-bed facility in San Louis Obispo and a 65-bed facility in Arroyo Grande. Both purchase transactions are subject to customary regulatory approvals and the purchase transaction for the three hospitals in California is also subject to bankruptcy approvals. The combined purchase price for these transactions is approximately $228 million. Both transactions are scheduled to take place either during or shortly after the fourth quarter of 2003, however, given the contingencies related to third party approvals, there can be no assurance these transactions will be completed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements and Certain Risk Factors

The matters discussed in this report as well as the news releases issued from time to time by the Company include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: that the majority of the Company’s revenues are produced by a small number of its total facilities; possible unfavorable changes in the levels and terms of reimbursement for the Company’s charges by government programs, including Medicare or Medicaid or other third party payors; industry capacity; demographic changes; existing laws and government regulations and changes in or failure to comply with laws and governmental regulations; the ability to enter into managed care provider agreements on acceptable terms; liability and other claims asserted against the Company; competition; the loss of significant customers; technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare; the ability to attract and retain qualified personnel, including nurses and physicians, the ability of the Company to successfully integrate its recent acquisitions; the Company’s ability to finance growth on favorable terms; and, other factors referenced in the Company’s 2002 Form 10-K or herein. Additionally, the Company’s financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to the Company will not have a material adverse effect on the Company’s future results of operations. Also, the Company has experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance. As a result, the Company has assumed a greater portion of its liability risk and there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against the Company which are self-insured, will not have a material adverse effect on the Company’s future results of operations. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

Net revenues increased 10% to $896 million for the three months ended September 30, 2003 as compared to $813 million during the comparable prior year quarter and increased 11% to $2.69 billion for the nine months ended September 30, 2003 as compared to $2.42 billion during the comparable prior year nine month period. The $83 million increase in net revenues during the 2003 third quarter, as compared to the comparable prior year quarter, was attributable primarily to: (i) a $53 million or 7% increase in net revenues generated at acute care hospitals located in the U.S., Puerto Rico and France and behavioral health care facilities owned during both periods; (ii) $20 million of net revenues generated at acute care hospitals located in France and behavioral health care facilities located in the U.S. purchased during 2003, and; (iii) $10 million of other increases in net revenues (including $7 million resulting from financial statement reclassifications related to the French operations recorded during the third quarter of 2003, which had no effect on net income, resulting from conversion to U.S. GAAP from French GAAP). The $271 million increase in net revenues during the 2003 nine month period, as compared to the comparable prior year period, was attributable primarily to: (i) a $185 million or 8% increase in net revenues generated at acute care hospitals located in the U.S., Puerto Rico and France and behavioral health care facilities owned during both periods; (ii) $53 million of net revenues generated at acute care hospitals located in France and behavioral health care facilities located in the U.S. purchased during 2003, and; (iii) $33 million of other increases in net revenues (including $18 million resulting from financial statement reclassifications related to the French operations recorded during the nine month period of 2003, which had no effect on net income, resulting from conversion to U.S. GAAP from French GAAP).

Net revenues from the Company’s acute care facilities, including the hospitals located in France, and ambulatory treatment centers accounted for 83% of the Company’s consolidated net revenues during each of the three month periods ended September 30, 2003 and 2002 and 83% and 82% of the Company’s consolidated net revenues during the nine month periods ended September 30, 2003 and 2002, respectively. Net revenues from the Company’s behavioral health services facilities accounted for 17% of consolidated net revenues during each of the three month period ended September 30, 2003 and 2002 and 17% and 18% of consolidated net revenues during the nine month periods ended September 30, 2003 and 2002, respectively.

Management of the Company believes that operating income and operating margin (as calculated on the attached schedules of Supplemental Consolidated Income Statement Information), which are non-GAAP financial measures, are helpful to investors as measures of the Company’s operating performance. Since the source of financing for the purchase of property and equipment and other assets at each hospital varies, the Company believes that measuring operating performance before capital-related costs (such as depreciation and amortization, lease and rental and interest expense) provides a useful comparison of relative operating performance among its facilities. Operating income and operating margin are used by management as analytical indicators for purposes of assessing the relative operating performance of the Company’s individual hospitals and operating segments, and the overall Company. In addition, the Company’s use of operating income and operating margin enables investors to compare the performance of the Company with that of others in the industry. To obtain a complete understanding of the Company’s financial performance, operating income and operating margin should be examined in connection with net income, determined in accordance with generally accepted accounting principles, as presented in the financial statements elsewhere in this Quarterly Report on Form 10-Q. Since the items excluded from operating income and operating margin are significant components in understanding and assessing financial performance under generally accepted accounting principles, these measures should not be considered to be an alternative to net income as a measure of the Company’s operating performance or profitability. Because operating income and operating margin are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, operating income and operating margin as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating the Company’s financial performance.

Below is a schedule of Supplemental Consolidated Income Statement Information for the three month periods ended September 30, 2003 and 2002 (amounts in thousands):

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
Net revenues	$896,332	100.0%	$813,104	100.0%

Operating Charges:
Salaries, wages and benefits	362,440	40.4%	323,331	39.8%
Other operating expenses	213,424	23.8%	196,007	24.1%
Supplies expense	119,897	13.4%	106,382	13.1%
Provision for doubtful accounts	62,288	6.9%	62,590	7.7%

	758,049	84.6%	688,310	84.7%

Operating income/margin	138,283	15.4%	124,794	15.3%

Depreciation and amortization	35,799		30,136
Lease and rental expense	15,994		15,609
Interest expense, net	8,615		8,636
Gains on sales of assets and businesses	(7,837)		—
Minority interests in earnings of consolidated entities	7,476		4,924

Income before income taxes	78,236		65,489
Provision for income taxes	29,175		24,038

Net income	$49,061		$41,451

Operating income increased 11% to $138 million for the three month period ended September 30, 2003 from $125 million in the comparable prior year quarter. Overall operating margins were 15.4% and 15.3% during the three month periods ended September 30, 2003 and 2002, respectively. The slight increase in the overall operating margin during the three month period ended September 30, 2003, as compared to the comparable prior year period, resulted from a decrease in the provision for doubtful accounts to 6.9% of net revenues during the third quarter of 2003 as compared to 7.7% in the comparable prior year quarter, partially offset by an increase in salaries, wages and benefits to 40.4% of net revenues during the 2003 third quarter as compared to 39.8% in the comparable prior year quarter. Contributing to the increase in salaries, wages and benefits during the third quarter of 2003 as compared to the comparable prior year quarter was an increase of .4% of net revenues in employee benefit expense.

Net income was $49.1 million during the three months ended September 30, 2003 as compared to $41.5 million in the comparable prior year quarter. The increase of approximately $8 million during the 2003 third quarter over the comparable prior year quarter was primarily attributable to: (i) an increase of approximately $10 million, after-tax, in operating income from acute care and behavioral health care facilities owned during both periods located in the U.S. and Puerto Rico, due primarily to the factors described below in Acute Care Hospital Services and Behavioral Health Services; (ii) an increase of approximately $2 million, after-tax, in operating income from acute care and behavioral health care facilities acquired in France and the U.S. during 2003; (iii) an unfavorable after-tax increase of approximately $4 million in depreciation and amortization and interest expense; (iv) a favorable after-tax increase of approximately $4 million resulting from the gains realized on the sale of three radiation therapy centers and three medical office buildings, and; (v) $4 million of other combined net decreases to net income.

Below is a schedule of Supplemental Consolidated Income Statement Information for the nine month periods ended September 30, 2003 and 2002 (amounts in thousands):

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
Net revenues	$2,694,094	100.0%	$2,423,420	100.0%

Operating Charges:
Salaries, wages and benefits	1,075,670	39.9%	964,633	39.8%
Other operating expenses	628,950	23.3%	586,199	24.2%
Supplies expense	362,190	13.4%	313,747	12.9%
Provision for doubtful accounts	189,410	7.0%	173,329	7.2%

	2,256,220	83.7%	2,037,908	84.1%

Operating income/margin	437,874	16.3%	385,512	15.9%

Depreciation and amortization	105,849		90,444
Lease and rental expense	47,676		46,089
Interest expense, net	27,839		25,768
Gains on sales of assets and businesses	(7,837)		—
Minority interests in earnings of consolidated entities	21,036		15,485

Income before income taxes	243,311		207,726
Provision for income taxes	90,510		76,255

Net income	$152,801		$131,471

Operating income increased 14% to $438 million for the nine month period ended September 30, 2003 from $386 million in the comparable prior year period. Overall operating margins were 16.3% and 15.9% during the nine month periods ended September 30, 2003 and 2002, respectively. The increase in the overall operating margin during the nine month period ended September 30, 2003, as compared to the comparable prior year period, resulted primarily from a decrease in other operating expenses as a percentage of net revenues. This decrease was caused primarily from decreased pharmacy costs (recorded in other operating expenses) resulting from a new outsourcing agreement, that commenced during the third quarter of 2002, covering the provision of pharmacy services for the Company’s acute care facilities located in the U.S. and Puerto Rico.

Net income was $152.8 million during the nine months ended September 30, 2003 as compared to $131.5 million in the comparable prior year quarter. The increase of approximately $21 million during the 2003 nine month period over the comparable prior year period was primarily attributable to: (i) an increase of approximately $34 million, after-tax, in operating income from acute care and behavioral health care facilities owned during both periods located in the U.S., Puerto Rico and France, due primarily to the factors described below in Acute Care Hospital Services and Behavioral Health Services; (ii) an increase of approximately $5 million, after-tax, in operating income from acute care and behavioral health care facilities acquired in France and the U.S. during 2003; (iii) an unfavorable after-tax increase of approximately $11 million in depreciation and amortization and interest expense; (iv) a favorable after-tax increase of approximately $4 million resulting from the gains realized on the sale of three radiation therapy centers and two medical office buildings, and; (v) $11 million of other combined net decreases to net income. The combined after-tax increases in depreciation, amortization and interest expense during the three and nine month periods ended September 30, 2003, as compared to the comparable prior year periods, were due primarily to the opening of the newly constructed George Washington University Hospital during the third quarter of 2002 and the acquisition during the first quarter of 2003 of a 108-bed behavioral health system in Anchorage, Alaska and three hospitals located in France that were purchased by an operating company which is 80% owned by the Company.

Acute Care Hospital Services

On a same facility basis, net revenues at the Company’s acute care hospitals located in the U.S. and Puerto Rico increased 7% during the third quarter of 2003 as compared to the comparable prior year quarter and increased 9% during the nine month period ended September 30, 2003 as compared to the comparable prior year nine month period. Admissions at these facilities decreased 1.2% during the three months ended September 30, 2003 as compared to the comparable prior year quarter while patients days increased 0.6% as the average length of stay at these facilities increased 1.7% to 4.7 days during the 2003 third quarter as compared to 4.6 days in the comparable prior year quarter. Admissions at these facilities increased 0.2% during the nine months ended September 30, 2003 as compared to the comparable prior year nine month period as patients days increased 0.4%. The average length of stay at these facilities remained unchanged at 4.7 days in each of the nine month periods ended September 30, 2003 and 2002.

Admissions and patient days during the three and nine month periods ended September 30, 2003 were unfavorably impacted by the conversion of a 160-bed general acute care hospital located in Puerto Rico to a pediatric and surgical specialty hospital on April 1, 2003. Excluding this facility’s unfavorable impact on the Company’s same facility acute care hospital admissions and patient days, admissions decreased 0.5% and patient days increased 1.7% during the three month period ended September 30, 2003 as compared to the comparable prior year quarter and admissions and patient days increased 1.1% and 1.9%, respectively, during the nine month periods ended September 30, 2003 as compared to the comparable prior year periods.

The Company’s same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s acute care facilities located in the U.S. and Puerto Rico increased 7.2% and 7.5% during the three and nine month periods ended September 30, 2003, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities increased 5.6% and 7.4% during the three and nine month periods ended September 30, 2003, respectively, as compared to the comparable prior year periods.

During the three month periods ended September 30, 2003 and 2002, 42% and 41%, respectively, of the net patient revenues at the Company’s acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the nine month periods ended September 30, 2003 and 2002, 41% and 43%, respectively, of the net patient revenues at the Company’s acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid. During the three month periods ended September 30, 2003 and 2002, 39% and 39%, respectively, of the net patient revenues at the Company’s acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. During the nine month periods ended September 30, 2003 and 2002, 39% and 38%, respectively, of the net patient revenues at the Company’s acute care facilities were derived from managed care companies. The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company’s acute care hospitals located in the U.S. and Puerto Rico (on a same facility basis as all facilities were owned during both three and nine month periods), operating expenses, (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 83.0% and 83.3% for the three month periods ended September 30, 2003 and 2002, respectively, and 82.0% and 82.7% for the nine month periods ended September 30, 2003 and 2002, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 17.0% and 16.7% during the three month periods ended September 30, 2003 and 2002, respectively. Operating margins at these facilities were 18.0% and 17.3% during the nine month periods ended September 30, 2003 and 2002, respectively. Favorably impacting the operating margins at the Company’s acute care hospitals located in the U.S. and Puerto Rico during the nine month period of 2003, as compared to the comparable prior year period, was a decrease in pharmacy costs resulting from a new outsourcing agreement, that commenced during the third quarter of 2002, covering the provision of pharmacy services for the Company’s acute care facilities located in the U.S. and Puerto Rico. Despite the improvement in operating margins at these facilities during the three and nine month periods ended September 30, 2003, as compared to the comparable prior year periods, the Company expects continued pressure on future operating margins.

Behavioral Health Services

On a same facility basis, net revenues at the Company’s behavioral health services facilities increased 4% during each of the three and nine month periods ended September 30, 2003 as compared to the comparable prior year periods. Admissions and patient days at these facilities increased 0.9% and 1.4%, respectively, during the three month period ended September 30, 2003 as compared to the comparable prior year quarter as the average length of stay remained unchanged at 11.8 days in both periods. Admissions and patient days at these facilities increased 2.0% and 2.6%, respectively, during the nine month period ended September 30, 2003, as compared to the comparable prior year period, as the average length of stay increased to 11.9 days during the 2003 nine month period as compared to 11.8 days in the comparable prior year period.

On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at the Company’s behavioral health care facilities increased 3.8% and 3.5% during the three and nine month periods ended September 30, 2003, respectively, as compared to the comparable prior year periods. Net revenue per adjusted patient day at these facilities increased 3.2% and 2.9% during the three and nine month periods ended September 30, 2003, respectively, as compared to the comparable prior year periods.

During the three month periods ended September 30, 2003 and 2002, 39% and 36%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from Medicare and

Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the nine month periods ended September 30, 2003 and 2002, 36% and 35%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from Medicare and Medicaid. During the three month periods ended September 30, 2003 and 2002, 50% and 53%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. During the nine month periods ended September 30, 2003 and 2002, 51% and 48%, respectively, of the net patient revenues at the Company’s behavioral health care facilities were derived from managed care companies. The Company anticipates that the percentage of its revenue from managed care business will continue to increase in the future. The Company generally receives lower payments per patient from managed care payors than it does from traditional indemnity insurers.

At the Company’s behavioral health care facilities, operating expenses (salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts) as a percentage of net revenues were 77.6% and 80.8% for the three month periods ended September 30, 2003 and 2002, respectively, and 77.2% and 79.7% for the nine month periods ended September 30, 2003 and 2002, respectively. Operating margins (defined as net revenues less operating expenses divided by net revenues) at these facilities were 22.4% and 19.2% during the three month periods ended September 30, 2003 and 2002, respectively, and 22.8% and 20.3% for the nine month periods ended September 30, 2003 and 2002, respectively. On a same facility basis, operating expenses as a percentage of net revenues were 77.7% and 80.8% during the three months periods ended September 30, 2003 and 2002, respectively, and 77.5% and 79.7% during the nine month periods ended September 30, 2003 and 2002, respectively. Operating margins at the Company’s behavioral health facilities owned in both periods were 22.3% and 19.2% during the three months ended September 30, 2003 and 2002, respectively, and 22.5% and 20.3% during the nine month periods ended September 30, 2003 and 2002, respectively. In an effort to maintain and potentially further improve the operating margins at its behavioral health care facilities, Management of the Company continues to implement cost controls and price increases and has also increased its focus on receivables management.

Other Operating Results

Combined net revenues from the Company’s other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns twelve acute care hospitals in France (three of which were acquired during 2003) were $68 million and $40 million during the three months ended September 30, 2003 and 2002, respectively and $197 million and $116 million during the nine month periods ended September 30, 2003 and 2002, respectively. Combined operating margins decreased to 13.3% during the three month period ended September 30, 2003 as compared to 22.1% in the comparable prior year quarter and decreased to 15.1% during the nine month period ended September 30, 2003 as compared to 20.8% during the prior year nine month period. Contributing to the operating margin decreases during the 2003 periods, as compared to the comparable prior year periods, were lower operating margins at the facilities located in France acquired during 2003 and financial statement reclassifications related to the French operations recorded during the three and nine month periods of 2003. These reclassifications, which had no effect on net income, increased net revenues and supplies expense by approximately $7 million and $18 million during the three and nine month periods ended September 30, 2003, respectively, and resulted from conversion to U.S. GAAP from French GAAP.

The Company recorded minority interest expense in the earnings of consolidated entities amounting to $7.5 million and $4.9 million for the three months ended September 30, 2003 and 2002, respectively, and $21.0 million and $15.5 million for the nine month periods ended September 30, 2003 and 2002, respectively. The minority interest expense includes the minority ownerships’ share of the net income of four acute care facilities located in the U.S., three of which are located in Las Vegas, Nevada (a fourth acute care facility in Las Vegas opened during the fourth quarter of 2003), and one located in Washington, D.C, and twelve acute care facilities located in France.

Depreciation and amortization expense was $35.8 million and $30.1 million during the three month periods ended September 30, 2003 and 2002, respectively, and $105.8 million and $90.4 million during the nine month periods ended September 30, 2003 and 2002, respectively. The increase during the 2003 periods as compared to the comparable 2002 periods resulted primarily from: (i) the depreciation expense related to the newly constructed George Washington University Hospital which opened during the third quarter of 2002, and; (ii) the acquisition during the first quarter of 2003 of a 108-bed behavioral health system in Anchorage, Alaska and two hospitals located in France that were purchased by an operating company which is 80% owned by the Company (the operations of a third facility in France were acquired during the third quarter of 2003, however, the property is currently being leased from a third-party).

The effective tax rate was 37.3% and 36.7% for the three months ended September 30, 2003 and 2002, respectively, and 37.2% and 36.7% for the nine months ended September 30, 2003 and 2002, respectively. The increases during the three and nine month periods of 2003 as compared to the comparable prior year periods, were due primarily to the prior periods including a tax credit for which the Company is no longer eligible.

General Trends

A significant portion of the Company’s revenue is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 41% and 41% of the Company’s net patient revenues during the three month periods ended September 30, 2003 and 2002, respectively, and 40% and 42% of the Company net patient revenues during the nine month periods ended September 30, 2003 and 2002, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of the Company’s operations are subject to administrative rulings, interpretations and discretion which may affect payments made under either or both of such programs. In addition, reimbursement is generally subject to audit and review by third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

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

Behavioral health facilities, which are generally excluded from the inpatient services PPS, are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. In the BBA-97, Congress significantly revised the Medicare payment provisions for PPS-excluded hospitals, including behavioral health services facilities. Effective for Medicare cost reporting periods beginning on or after October 1, 1997, different caps are applied to behavioral health services hospitals’ target amounts depending upon whether a hospital was excluded from PPS before or after that date, with higher caps for hospitals excluded before that date. Congress also revised the rate-of-increase percentages for PPS-excluded hospitals and eliminated the new provider PPS-exemption for behavioral health hospitals. In addition, the Health Care Financing Administration, now known as the Center for Medicare and Medicaid Services (“CMS”), has implemented requirements applicable to behavioral health services hospitals that share a facility or campus with another hospital. The BBRA of 1999 required CMS to develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, effective for cost reporting periods beginning on or after October 1, 2002. This PPS must include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. However, Management of the Company expects the implementation of this PPS for inpatient services furnished by behavioral health hospitals to be delayed until at least the fourth quarter of 2004 or the first quarter of 2005. Although Management of the Company believes the implementation of inpatient PPS may have a favorable effect on the Company’s future results of operations, Management cannot predict the ultimate effect of behavioral health inpatient PPS on the Company’s future operating results until the provisions are finalized.

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

In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of the state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. The Texas Health and Human Services Commission is currently seeking a waiver to extend a limited Medicaid benefits package to low income persons with serious mental illness. The waiver is limited to individuals residing in Harris County or the NorthSTAR service areas. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. While Texas Senate Bill 1, effective September 1, 2001, directed the Texas Health and Human Services Commission (the “Commission”) to implement Medicaid cost containment measures including a statewide rollout of the primary care case management program in non-STAR areas, expansion of this program has been delayed in response to concerns from hospitals and physicians. Texas House Bill 2292, which passed in the 2003 legislative session requires that the Commission use the most cost-effective model of managed care, as determined by the Commission. Such actions could have a material unfavorable impact on the reimbursement the Texas hospitals receive during the period of September, 2003 to September, 2005.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in the Company’s financial results was an aggregate of $8.0 million and $7.0 million for the three month periods ended September 30, 2003 and 2002, respectively, and $21.4 million and $24.2 million for the nine month periods ended September 30, 2003 and 2002, respectively, related to DSH programs. The Office of Inspector General published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. In addition, in June 2003, the Commission proposed rules which would offset negative Medicaid shortfalls in the hospital-specific cap formula, and include third-party and upper payment limit payments in the shortfall calculation. If adopted, these changes could result in reduced payments to the Company’s hospitals located in Texas that have significant Medicaid populations. The Texas program has been renewed for the 2004 fiscal year (based on preliminary numbers, fiscal year 2004 Texas DSH payments will be slightly higher than amounts received during fiscal year 2003) and the Company believes the South Carolina program will be renewed as well, however, formal renewal notification from South Carolina has not yet been received. Failure to renew these programs beyond their scheduled termination date (June 30, 2003 for South Carolina and August 31, 2004 for Texas), failure to qualify for DSH funds under these programs, or reductions in reimbursements (including reductions related to the potential Texas Medicaid overpayments mentioned above), could have a material adverse effect on the Company’s future results of operations.

In April, 2003, the Food and Drug Administration approved the use of drug-eluting stents in certain cardiac procedures. Management does not believe the use of these stents in the last few months has had a material impact on its results of operations, however, it can provide no definitive assurance how the use of stents might impact future practice patterns or results until further experience with the new stents is gained.

In addition, in June 2003, the Senate and House passed different versions of a comprehensive piece of legislation that would create significant changes in the Medicare program, if enacted. In addition to adding a new prescription drug benefit to the Medicare program, if enacted, this legislation would, among numerous provisions, place limitations upon the ownership of certain specialty hospitals, which could impact some of the Company’s facilities. In addition, the legislation may extend the current moratorium on the Medicare caps for certain outpatient therapy services. The effect of this legislation on the Company cannot be determined until it is enacted, if it is enacted. Although the Company does not believe that this legislation will have a material adverse impact on the Company’s future results form operations, there can be no assurance that the enactment of this legislation will not adversely affect the Company’s business or financial results.

On August 1, 2003, CMS published a new final rule that makes certain changes to the inpatient PPS. Among the changes made by this new rule, as amended, is an expansion of the definition of when the discharge of a hospital patient must be considered a transfer for Medicare payment purposes. Under the new rule, a discharge will now result in a transfer if the patient discharge is assigned to one of twenty-nine DRGs, as opposed to one of ten which previously applied. The rule also addresses other issues that may impact the Company, including certain changes to the DRG classifications and updates to the wage index. Although the Company does not believe that this new rule will have a material adverse impact on the Company’s future results form operations, there can be no assurance that the provisions of the rule will not result in adverse effects on the Company’s business or financial results.

On September 9, 2003, CMS published a final rule clarifying policies relating to the responsibilities of Medicare-participating hospitals in treating individuals with emergency medical conditions who present to a hospital under the provisions of the Emergency Medical Treatment and Labor Act (“EMTALA”). The clarifications in the final rule relate to, among other areas, seeking prior authorization from insurers for services, emergency patients presenting at off-campus outpatient clinics that do not routinely provide emergency services, the applicability of the EMTALA provisions to hospital inpatients and outpatients, the circumstances under which physicians must serve on hospital medical staff “on-call” lists, and the responsibilities of hospital-owned ambulances. The Company does not believe that this new rule will have a material adverse impact on the Company’s future results from operations.

The healthcare industry is subject to numerous laws, regulations and rules including among others those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse (such as kickbacks, illegal inducements, false claims and self-referrals by physicians). Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties or required to repay amounts received from government for previously billed patient services. Although management of the Company believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that the Company will not be subjected to governmental inquiries or actions, or that the Company would not be faced with sanctions, fines or penalties if so subjected.

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 41% and 41% for the three month periods ended September 30, 2003 and 2002, respectively, and 41% and 40% for the nine month periods ended September 30, 2003 and 2002, respectively, of the Company’s net patient revenues were generated from managed care companies, which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. In general, the Company expects the percentage of its business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of the Company’s facilities vary among the markets in which the Company operates. Typically, the Company receives lower payments per patient from managed care payors than it does from traditional indemnity insurers, however, during the past few years, the Company secured price increases from many of its commercial payors including managed care companies.

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

For the period from January 1, 1998 through December 31, 2001, most of the Company’s subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, the Company recorded a $40 million pre-tax charge during the fourth quarter of 2001. PHICO continues to have substantial liability to pay claims on behalf of the Company and although those claims could become the Company’s liability, the Company may be entitled to receive reimbursement from state insurance guaranty funds, other commercial insurers and/or PHICO’s estate for a portion of certain claims ultimately paid by the Company. The Company expects that the cash payments related to these claims will be made over the next seven years as the cases are settled or adjudicated. In estimating the $40 million pre-tax charge, the Company evaluated all known factors, however, there can be no assurance that the Company’s ultimate liability will not be materially different than the estimated charge recorded. Additionally, if the ultimate PHICO liability assumed by the Company is substantially greater than the established reserve, there can be no assurance that the additional amount required will not have a material adverse effect on the Company’s future results of operations.

As of September 30, 2003, the total accrual for the Company’s professional and general liability claims, including all PHICO related claims was $176.1 million ($145.3 million net of expected recoveries from state guaranty funds), of which $26 million is included in other current liabilities. As of December 31, 2002, the total reserve for the Company’s professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities. Included in other assets was the $30.8 million as of September 30, 2003 and $37.0 million as of December 31, 2002 related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Privacy and Security Requirements under the Health Insurance Portability and Accountability Act of 1996

The confidentiality of patient medical records and other health information is subject to considerable regulation by state and federal governments. Legislation and regulations governing the dissemination and use of medical record information are being proposed continually at both the state and federal levels. For example, the administrative simplification provisions of the Health Insurance Portability and

Accountability Act of 1996 (“HIPAA”) mandate that standards and requirements be adopted for the electronic transmission of certain health information. The Department of Health and Human Services (“HHS”) has issued regulations to comport with this mandate to create standards for unique health care services provider identifiers and security requirements. In August 2002, HHS issued final modifications to the rule regarding privacy standards covering health plans, health care clearinghouses, and health care providers (called “covered entities”). The Company’s facilities, which are covered entities, were required to comply with the provisions of this final rule by April 14, 2003. In addition, HHS has published final regulations adopting standards for specific types of electronic administrative and financial health care transactions and for the code sets used in conjunction with those transactions. Covered entities must comply with these regulations no later than October 16, 2003. Because violation of these HIPAA regulations may result in significant fines against the Company, the Company applied for and received an extension of the compliance deadline. The Company is employing best efforts to assure that its policies, procedures and electronic billing practices comply with these regulations. The Company does not expect that the implementation of or compliance with these standards will have a material adverse effect on the Company’s financial condition or results of operations. Nonetheless, because the standards imposed by these regulations are very complex, it is still uncertain what the Company’s costs of complying with these standards will be. Accordingly, there can neither be any assurance that the Company will not be subjected to governmental inquiries, actions or fines relating to these regulations, nor that the implementation of the HIPAA standards will not affect the Company’s financial condition or the future results of operations. In addition, failure by third parties on which the Company relies, including payors, to resolve HIPAA related implementation issues could have a material adverse effect on the Company’s results of operations and its ability to provide health care services.

Liquidity and Capital Resources

Net cash provided by operating activities was $313 million during the nine months ended September 30, 2003 and $245 million during the comparable prior year nine month period. The $68 million net increase during the 2003 nine month period as compared to the 2002 comparable period was primarily attributable to: (i) a favorable $30 million change due to an increase in net income plus the addback of adjustments to reconcile net cash provided by operating activities (depreciation & amortization, accretion of discount on convertible debentures and gains on sales of assets and businesses); (ii) a $39 million favorable change in accounts receivable; (iii) a $28 million favorable change in accrued and deferred income taxes (due to favorable effect of “bonus” depreciation and tax benefit on increased capital expenditures), and; (iv) $29 million of other net unfavorable changes in working capital accounts.

The Company spent $167 million ($156 million net of $11 million of third-party minority member’s capital contributions received in connection with the newly constructed 176-bed acute care facility in Las Vegas, Nevada) and $163 million ($157 million net of $6 million of third-party minority owner’s capital contributions) during the nine month periods ended September 30, 2003 and 2002, respectively, to finance capital expenditures. The Company expects to spend an additional $33 million to $58 million during the remaining three months of 2003 to finance capital expenditures thereby making the estimated capital expenditures for the full year of 2003 approximately $200 million to $225 million. Included in the 2003 actual and projected capital expenditures are the capital costs (before reduction for the third-party minority member’s capital contributions) related to construction of a new 176-bed acute care hospital located in Las Vegas, Nevada (completed and opened during the fourth quarter of 2003), a major new cardiology wing and 90-bed expansion of Northwest Texas Healthcare System located in Amarillo, Texas (completed and opened during the fourth quarter of 2003) and construction of a new 120-bed acute care hospital in Manatee County, Florida (scheduled to open in the second quarter of 2004).

During the nine months ended September 30, 2003, the Company spent $48.3 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage, Alaska; (ii) three hospitals located in France that were purchased by an operating company which is 80% owned by the Company; (iii) an outpatient surgery center located in Oklahoma acquired by a limited partnership which is majority owned by the Company, and; (iv) an outpatient behavioral health facility located in Alaska.

During the nine month period ended September 30, 2003, the Company received total cash proceeds of $18.6 million in connection with the: (i) the sale of the operations and the majority of the assets of five radiation therapy centers located in Kentucky, Indiana and California; (ii) the sale of its ownership interest in an outpatient surgery center located in California, and; (iii) the sale of three medical office buildings located in Las Vegas, Nevada by a limited liability company in which the Company holds a 72% ownership interest (these medical office buildings were sold to a limited liability company that is majority owned by Universal Health Realty Income Trust). Included in the Company’s results of operations were pre-tax gains (after minority interest expense) of $7.0 million during the three month period ended September 30, 2003 ($4.4 million after-tax) and $7.4 million during the nine month period ended September 30, 2003 ($4.7 million after-tax).

During the third quarter of 2003, the Company signed an agreement to acquire a ninety percent (90%) ownership interest in the 306-bed Pendleton Memorial Methodist Hospital located in East New Orleans. Pursuant to the terms of the agreement, Methodist Health System Foundation, Inc. will hold a ten percent (10%) ownership interest in the facility. Prior to the third quarter of 2003, the Company entered into an agreement to purchase the assets of three acute care hospitals located in California consisting of a 228-bed facility in Corona, a 112-bed facility in San Louis Obispo and a 65-bed facility in Arroyo Grande. Both purchase transactions are subject to customary regulatory approvals and the purchase transaction for the three hospitals in California is also subject to bankruptcy approvals. The combined purchase price for these transactions is approximately $228 million. Both transactions are scheduled to take place either during or shortly after the fourth quarter of 2003, however, given the contingencies related to third party approvals, there can be no assurance these transactions will be completed.

As of September 30, 2003, the Company had $368 million of unused borrowing capacity under the terms of its $400 million unsecured non-amortizing revolving credit agreement, which expires in December, 2006. The agreement includes a $50 million sublimit for letters of credit of which $18 million was available at September 30, 2003. The interest rate on borrowings is determined at the Company’s option at the prime rate, certificate of deposit rate plus .925% to 1.275%, LIBOR plus .80% to 1.15% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the Company’s leverage ratio. As of September 30, 2003, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements.

As of September 30, 2003, the Company had $25 million of unused borrowing capacity under the terms of its $100 million, annually renewable, commercial paper program. The majority of the Company’s acute care patient receivables are pledged as collateral to secure this commercial paper program. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November, 1993, is scheduled to expire or be renewed in October of each year. The commercial paper program has been renewed for the period of October, 2003 to October, 2004. Outstanding amounts of commercial paper which can be refinanced through available borrowings under the Company’s revolving credit agreement are classified as long-term.

The Company has two floating rate swaps having a combined notional principal amount of $60 million in which the Company receives a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. The Company recorded a decrease of $1.6 million in other assets during the three month period ended September 30, 2003 and an increase of $300,000 in other assets during the nine month period ended September 30, 2003 to recognize the fair value of these swaps. The Company recorded a decrease of $1.6 million in long-term debt during the three month period ended September 30, 2003 and an increase of $300,000 in long-term debt during the nine month period ended September 30, 2003 to recognize the difference between the carrying value and fair value of the related hedged liability.

As of September 30, 2003, the Company has one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. The Company pays a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of September 30, 2003, the floating rate on this $125 million interest rate swaps was 1.13%. Also as of September 30, 2003, a majority-owned subsidiary of the Company had two interest rate swaps denominated in Euros. The two interest rate swaps are for a total notional amount of

41.2 million Euros ($45.3 million based on the end of period currency exchange rate). The notional amount decreases to 35.0 million Euros ($38.5 million) on December 30, 2003, 27.5 million Euros, ($30.2 million) on December 30, 2004 and the swap matures on June 30, 2005. The Company pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of September 30, 2003 was 2.07%.

The Company’s total debt as a percentage of total capitalization was 39% at September 30, 2003 and 43% at December 31, 2002.

During 1998 and 1999, the Company’s Board of Directors approved stock purchase programs authorizing the Company to purchase up to 12 million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, the Company purchased approximately 1.35 million shares during the nine months ended September 30, 2003 at an average purchase price of $39.96 per share ($54.1 million in the aggregate). Since inception of the stock purchase program in 1998 through September 30, 2003, the Company purchased a total of 10.87 million shares at an average purchase price of $24.93 per share ($270.5 million in the aggregate). On November 10, 2003, the Executive Committee of the Company’s Board of Directors is planning to meet to contemplate the declaration and payment of a quarterly cash dividend of $.08 per share or $4.6 million in the aggregate, which if approved, is expected to be paid during the fourth quarter of 2003.

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

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant Rule 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Chief Financial Officer Under Section 906 Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1)	Report on Form 8-K dated July 21, 2003, reported under Item 9, Regulation FD Disclosure, that the Company issued a press release announcing the Company’s financial results for the quarter ended June 30, 2003.

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

Universal Health Services, Inc.
(Registrant)

Date: November 10, 2003	/s/ Alan B. Miller
Alan B. Miller
President and Chief Executive Officer

/s/ Steve Filton
Steve Filton
Senior Vice President, Chief
Financial Officer and Controller (Principal Financial Officer and Duly Authorized Officer).