Form 10-K
period 2003-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2004-03-12
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2077891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

UNIVERSAL CORPORATE CENTER 367 South Gulph Road P.O. Box 61558 King of Prussia, Pennsylvania	19406-0958 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 768-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class B Common Stock, $.01 par value	New York Stock Exchange

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

Yes    ✓               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes    ✓               No

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2004, were 3,328,404, 54,404,139, 335,800 and 30,804, respectively.

The aggregate market value of voting stock held by non-affiliates at June 30, 2003 $2,129,271,432 (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2003 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review all of the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report include, but are not limited to:

❖	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

❖	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

❖	our ability to enter into managed care provider agreements on acceptable terms;

❖	liability and other claims asserted against us;

❖	competition from other healthcare providers, including physician owned facilities, and/or the loss of significant customers;

❖	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

❖	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

❖	our ability to successfully integrate our recent acquisitions;

❖	a significant portion of our revenues are produced by a small number of our facilities;

❖	our ability to finance growth on favorable terms;

❖	many of our acute care facilities continue to experience decreasing inpatient admission trends;

❖	our acute care facilities continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts;

❖	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

❖	we have experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

❖	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

PART I

ITEM 1.    Business

We are a Delaware corporation that was organized in 1979.

Our principal business is owning and operating through our subsidiaries, acute care hospitals, behavioral health centers, ambulatory surgery centers and radiation oncology centers. As of March 1, 2004, we operated 48 acute care hospitals and 44 behavioral health centers located in 22 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we own outright, or in partnership with physicians, and operate or manage 16 surgery and radiation oncology centers located in 9 states and Puerto Rico.

Services provided by our hospitals include:

•	general surgery

•	internal medicine

•	obstetrics

•	emergency room care

•	radiology

•	oncology

•	diagnostic care

•	coronary care

•	pediatric services

•	behavioral health services

We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

Our principal executive offices are located at 367 South Gulph Road, King of Prussia, PA 19406. Our telephone number is (610) 768-3300. Universal Health Services, Inc. has a web site at http://www.uhsinc.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our web site. The information posted on our web site is not incorporated into this Annual Report.

We selectively seek opportunities to expand our base of operations by acquiring, constructing or leasing additional hospital facilities. Such expansion may provide us with access to new markets and new health care delivery capabilities. We also seek to increase the operating revenues and profitability of owned hospitals by the introduction of new services, improvement of existing services, physician recruitment and the application of financial and operational controls. Pressures to contain health care costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. We are responding to this trend by emphasizing the expansion of outpatient services. In addition, in response to cost containment pressures, we intend to implement programs designed to improve financial performance and efficiency while continuing to provide quality care, including more efficient use of professional and paraprofessional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. We also continue to examine our facilities and consider divestiture of those facilities that we believe do not have the potential to contribute to our growth or operating strategy.

We are involved in continual development activities. Applications to state health planning agencies to add new services in existing hospitals are currently on file in states which require certificates of need. Although we expect that some of these applications will result in the addition of new facilities or services to our operations, no assurances can be made for ultimate success by us in these efforts.

Recent and Proposed Acquisitions and Development Activities

During and subsequent to 2003, we proceeded with our development of new facilities and consummated a number of acquisitions.

Effective February 1, 2004 we acquired a 90% controlling ownership interest in Lakeland Medical Center, a 156-bed acute care facility located in New Orleans, Louisiana.

During October 2003 we opened Spring Valley Hospital Medical Center, a 176-bed acute care facility located in Las Vegas, Nevada. Spring Valley Hospital Medical Center is owned by a limited liability company in which we have a 72.5% interest.

During 2003 we acquired: (i) the North Star Hospital and related treatment centers, a 108-bed behavioral health system in Anchorage and Palmer, Alaska; (ii) three acute care facilities located in France which were acquired by an operating company that is 80% owned by us; (iii) three acute care facilities, all of which were ownership effective as of January 1, 2004, including Corona Regional Medical Center, a 228-bed acute care facility located in Corona, California; French Medical Center, a 112-bed acute care facility located in San Luis Obispo, California, and; Arroyo Grande Community Hospital, a 65-bed acute care facility located in Arroyo Grande, California; (iv) the acquisition, which was ownership effective as of January 1, 2004, of a 90% controlling ownership interest in Methodist Hospital, a 306-bed acute care facility located in New Orleans, Louisiana; (v) a behavioral health facility located in Alaska, and; (vi) an outpatient surgery center located in Oklahoma.

Bed Utilization and Occupancy Rates

The following table shows the historical bed utilization and occupancy rates for the hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture.

	2003		2002		2001		2000		1999
Average Licensed Beds: Acute Care Hospitals Behavioral Health Centers	7,237 3,894		6,896 3,752		6,234 3,732		4,980 2,612		4,806 1,976
Average Available Beds(1): Acute Care Hospitals Behavioral Health Centers	6,388 3,762		5,885 3,608		5,351 3,588		4,220 2,552		4,099 1,961
Admissions: Acute Care Hospitals Behavioral Health Centers	348,571 87,688		330,042 84,348		276,429 78,688		214,771 49,971		204,538 37,810
Average Length of Stay (Days): Acute Care Hospitals Behavioral Health Centers	4.8 12.2		4.7 11.9		4.7 12.1		4.7 12.2		4.7 11.8
Patient Days(2): Acute Care Hospitals Behavioral Health Centers	1,657,742 1,067,200		1,558,140 1,005,882		1,303,375 950,236		1,017,646 608,423		963,842 444,632
Occupancy Rate—Licensed Beds(3): Acute Care Hospitals Behavioral Health Centers	63 75	% %	62 73	% %	57 70	% %	56 64	% %	55 62	% %
Occupancy Rate—Available Beds(3): Acute Care Hospitals Behavioral Health Centers	71 78	% %	73 76	% %	67 73	% %	66 65	% %	64 62	% %

Note:	Included in the Acute Care Hospitals beginning in 2001 is the data for twelve hospitals located in France owned by an operating company in which we purchased an 80% ownership interest during 2001.

(1)	“Average Available Beds” is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.

(2)	“Patient Days” is the sum for all patients of the number of days that hospital care is provided to each patient.

(3)	“Occupancy Rate” is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

The number of patient days of a hospital is affected by a number of factors, including the number of physicians using the hospital, changes in the number of beds, the composition and size of the population of the community in which the hospital is located, general and local economic conditions, variations in local medical and surgical practices and the degree of outpatient use of the hospital services. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. A continuation of such industry trends could have a material adverse impact upon our future operating performance. We have experienced growth in outpatient utilization over the past several years. We are unable to predict the rate of growth and resulting impact on our future revenues because it is dependent upon developments in medical technologies and physician practice patterns, both of which are outside of our control. We are also unable to predict the extent to which other industry trends will continue or accelerate.

Sources of Revenue

We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. All of our acute care hospitals (located in the U.S. and Puerto Rico) and most of our behavioral health centers are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities. The requirements for certification are subject to change, and, in order to remain qualified for such programs, it may be necessary for us to make changes from time to time in our facilities, equipment, personnel and services. The costs for recertification are not material as many of the requirements for recertification are a part of our internal quality control processes. If a facility loses certification, it will be unable to receive payment for patients under the Medicare or Medicaid programs. Although we intend to continue in such programs, there is no assurance that we will continue to qualify for participation.

The sources of our hospital revenues are charges related to the services provided by the hospitals and their staffs, such as radiology, operating rooms, pharmacy, physiotherapy, and laboratory procedures, and basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. Hospital revenues depend upon the occupancy for inpatient routine services, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rate for inpatient routine services vary depending on the type of bed occupied (e.g., medical/surgical, intensive care or behavioral health) and the geographic location of the hospital.

McAllen Medical Center located in McAllen, Texas and Edinburg Regional Medical Center located in Edinburg, Texas operate within the same market. On a combined basis, these two facilities contributed 10% in 2003 and 11% in both 2002 and 2001, of our consolidated net revenues and 12% in 2003 and 17% in both 2002 and 2001, of our consolidated earnings before depreciation, amortization, interest, income taxes and items that are unusual in nature, (“EBITDA”), as itemized for each of the last three years in item 7 “Results of Operations” (after deducting an allocation of corporate overhead). We have a majority ownership interest in four acute care hospitals in the Las Vegas, Nevada market. These four hospitals, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital and Spring Valley Hospital Medical Center (which opened in October, 2003) on a combined basis, contributed 15% in both 2003 and 2002 and 16% in 2001 of our consolidated net revenues and 11% in 2003, 12% in 2002 and 13% in 2001 of our consolidated EBITDA.

The following table shows approximate percentages of net patient revenue derived from hospitals owned as of December 31, 2003 since their respective dates of acquisition from third party sources, including the additional Medicaid reimbursements received at five acute care facilities located in Texas and one in South Carolina totaling $27.8 million in 2003, $33.0 in 2002, $32.6 million in 2001, $28.9 million in 2000, $37.0 million in 1999, and from all other sources during the five years ended December 31, 2003.

	PERCENTAGE OF NET PATIENT REVENUES
	2003	2002	2001	2000	1999
Third Party Payors:
Medicare	30.8%	31.8%	31.5%	32.3%	33.5%
Medicaid	10.3%	10.1%	10.5%	11.5%	12.6%
Managed Care (HMOs and PPOs)	41.1%	39.0%	36.9%	34.5%	31.5%
Other Sources	17.8%	19.1%	21.1%	21.7%	22.4%

Total	100%	100%	100%	100%	100%

Regulation and Other Factors

A significant portion of our revenue is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 41%, 42% and 42% of our net patient revenues during 2003, 2002 and 2001, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of our operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, our general acute care hospitals are subject to a prospective payment system (“PPS”) under which the hospitals are paid a predetermined amount per admission. The payment is based upon a diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. For outpatient services, both general acute and behavioral health hospitals are paid under an outpatient prospective payment system (“OPPS”) according to ambulatory procedure codes (“APC”) that group together services that are comparable both clinically and with respect to the use of resources, as adjusted to account for certain geographic wage differences. The Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 (“BBRA of 1999”) provided for certain “transitional corridor payments” to be made to hospitals during their transition from a service-based payment methodology to OPPS. The transitional payments were being made through fiscal year 2003; however, due to the recent update of Medicare cost report cost to charge ratios to a more recent fiscal year, our hospitals did not qualify for transitional corridor payments in 2003.

Behavioral health facilities, which are generally excluded from the inpatient services PPS, are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. The discharge ceiling is higher for those hospitals that were excluded from PPS before October 1, 1997. Congress has required the Centers for Medicare and Medicaid Services (“CMS”) to develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program. This PPS is to include an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals and must maintain budget neutrality. Although Congress had mandated that this new PPS be effective for cost reporting periods beginning on or after October 1, 2002, there have been considerable delays. We expect the implementation of this PPS for inpatient services furnished by behavioral health hospitals to be delayed until at least the fourth quarter of 2004 or the first quarter of 2005. Although we believe the implementation of inpatient PPS may have a favorable effect on our future results of operations, we cannot predict the ultimate effect of behavioral health inpatient PPS on our future operating results until the provisions are finalized.

There are also a number of other more general federal regulatory trends and factors affecting our business. Federal legislation continues to call for the government to trim the growth of federal spending on Medicare and Medicaid, including reductions in the future rate of increases to payments made to hospitals, to reduce the amount of payments for outpatient services, bad debt expense and capital costs. In federal fiscal year 2003, hospitals were receiving less than a full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket minus 0.55 percentage points is 2.95% in fiscal year 2003), although CMS estimates that for the same time period, Medicare payment rates under OPPS were to increase, for each service, by an average of 3.7%. Under the Medicare Modernization Act of 2003, which was signed into law in November 2003, the update was restored to the full market basket for fiscal year 2004; however, for fiscal years 2005 through 2007, operating updates equal to the market basket will be granted only to those hospitals that submit data on the ten quality indicators established by CMS. Our hospitals intend to submit the required quality data to CMS. In addition, in February, 2003, the federal fiscal year 2003 omnibus spending federal legislation included approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount was targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. Certain hospitals of ours were eligible for and received the increased Medicare reimbursement resulting from this legislation which amounted to approximately $3 million during 2003. For federal fiscal year 2004, CMS will increase the inpatient Medicare unadjusted standard base rate by a full market basket increase of 3.4%, absent any legislative action by Congress. However, this Medicare payment increase will be mitigated by changes in other factors that directly impact a hospital’s DRG payment including, but not limited to, annual Medicare wage index updates, expansion of the DRG transfer payment policy and the annual recalibration of DRG relative payment weights.

Certain Medicare inpatient hospital cases with extraordinarily high costs in relation to other cases within a given DRG may receive an additional payment from Medicare (“Outlier Payments”). In general, to qualify for the additional Outlier Payments, the gross charges associated with an individual patient’s case must exceed the applicable DRG plus a threshold established annually by CMS. In the federal 2003 fiscal year, the unadjusted Outlier Payment threshold increased to $33,560 from $21,025. In the federal 2004 fiscal year, the threshold will be reduced to $31,000. Outlier Payments are currently subject to multiple factors including but not limited to: (i) the hospital’s estimated operating costs based on its historical ratio of costs to gross charges; (ii) the patient’s case acuity; (iii) the CMS established threshold, and; (iv) the hospital’s geographic location. However, in June, 2003, CMS issued a final rule that changes the outlier formula in an effort to promote more accurate spending for outlier payments to hospitals. We believe the change in the Outlier Payment methodology will result in a decrease in the overall Outlier Payments expected to be received by us during the 2004 federal fiscal year. This decrease is expected to significantly offset the increase in Medicare payments resulting from the market basket inflation adjustment as mentioned above. Our total Outlier Payments were less than 0.5% of our consolidated net revenues in 2003, less than 1% in 2002 and are expected to be less than 0.5% of consolidated net revenues in 2004.

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

On August 1, 2003, CMS published a new final rule that makes certain changes to the inpatient PPS. Among the changes made by this new rule, as amended, is an expansion of the definition of when the discharge of a hospital patient must be considered a transfer for Medicare payment purposes. Under the new rule, a discharge will now result in a transfer if the patient discharge is assigned to one of twenty-nine DRGs, as opposed to one of ten which previously applied. The rule also addresses other issues that may impact us, including certain changes to the DRG classifications and updates to the wage index. Although we do not believe that this new rule will have a material adverse impact on our future results from operations, there can be no assurance that the provisions of the rule will not result in adverse effects on our business or financial results.

On September 9, 2003, CMS published a final rule clarifying policies relating to the responsibilities of Medicare-participating hospitals in treating individuals with emergency medical conditions who are presented to a hospital under the provisions of the Emergency Medical Treatment and Labor Act (“EMTALA”). The clarifications in the final rule relate to, among other areas, seeking prior authorization from insurers for services, emergency patients presented at off-campus outpatient clinics that do not routinely provide emergency services, the applicability of the EMTALA provisions to hospital inpatients and outpatients, the circumstances under which physicians must serve on hospital medical staff “on-call” lists, and the responsibilities of hospital-owned ambulances. We do not believe that this new rule will have a material adverse impact on our future results from operations.

In addition to revenues received pursuant to the Medicare program, we receive a large portion of our revenues either directly from Medicaid programs or from managed care companies managing Medicaid with a large concentration of our Medicaid revenues received from Texas, Pennsylvania and Massachusetts. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, we can provide no assurances that future reductions to federal and/or state budgets that contain certain further reductions or decreases in the rate of increase of Medicare and Medicaid spending, will not adversely affect our future operations.

In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of that state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission, with the help of other Texas agencies such as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Texas Department of Health either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of the case manager. Two carve-out pilot programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. The Texas Health and Human Services Commission is currently seeking a waiver to extend a limited Medicaid benefits package to low income persons with serious mental illness. The waiver is limited to individuals residing in Harris County or the NorthSTAR service areas. Effective in the fall of 1999, however, the Texas legislature imposed a moratorium on the implementation of additional pilot programs until the 2001 legislative session. While Texas Senate Bill 1, effective September 1, 2001, directed the Texas Health and Human Services Commission (the “Commission”) to implement Medicaid cost containment measures including a statewide rollout of the primary care case management program in non-STAR areas, expansion of this program has been delayed in response to concerns from hospitals and physicians. Texas House Bill 2292, which passed in the 2003 legislative session requires that the Commission use the most cost-effective model of managed care, as determined by the Commission. Such actions could have a material unfavorable impact on the reimbursement the Texas hospitals receive during the period of September, 2003 to September, 2005.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $27.8 million in 2003, $33.0 million in 2002 and $32.6 in 2001 million related to DSH programs. In February 2003, the United States Department of Health and Human Services Office of Inspector General (“OIG”) published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. In addition, in June 2003, the Commission proposed rules which would offset negative Medicaid shortfalls in the hospital-specific cap formula, and include third-party and upper payment limit payments in the shortfall calculation. If adopted, these changes could result in reduced payments to our hospitals located in Texas that have significant Medicaid populations. The Texas program has been renewed for the 2004 fiscal year and we expect the Texas DSH reimbursements to closely approximate amounts received during the state’s 2003 fiscal year. However, South Carolina’s DSH program has not yet been renewed for the 2004 fiscal year and we cannot predict if it will be renewed for the state’s 2004 fiscal year, or any future year. During South Carolina’s 2003 fiscal year, we received $5.5 million of DSH payments. Failure to renew the Texas program beyond its scheduled termination date (August 31, 2004), failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (including reductions related to the potential Texas Medicaid overpayments mentioned above), could have a material adverse effect on our future results of operations.

The healthcare industry is subject to numerous laws, regulations and rules including among others those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties or required to repay amounts received from government for previously billed patient services. Although management believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact us.

Pressures to control health care costs and a shift away from traditional Medicare to Medicare managed care plans have resulted in an increase in the number of patients whose health care coverage is provided under managed care plans. Approximately 41% in 2003, 39% in 2002 and 37% in 2001, of our net patient revenues were generated from managed care companies, which includes health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. In general, we expect the percentage of our business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of our facilities vary among the markets in which we operate. Typically, we receive lower payments per patient from managed care payors than we it do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

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

We do not anticipate that the Stark provisions, the anti-kickback statute or similar state law provisions will have material adverse effects on our operations. However, in consideration of the current health care regulatory atmosphere, we cannot provide any assurance that federal or state authorities would not attempt to challenge one or more of our business dealings in consideration of one of these federal or state provisions, or that if challenged that the authorities might not prevail.

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

Our facilities, which are covered entities, were required to comply with the provisions of this final rule by April 14, 2003. In addition, HHS has published final regulations adopting standards for specific types of electronic administrative and financial health care transactions and for the code sets used in conjunction with those transactions. Covered entities were required to comply with these regulations no later than October 16, 2003. Because violation of these HIPAA regulations may result in significant fines against us, we applied for and received an extension of the compliance deadline. We are employing best efforts to assure that our policies, procedures and electronic billing practices comply with these regulations. We do not expect that the implementation of or compliance with these standards will have a material adverse effect on our financial condition or results of operations. Nonetheless, because the standards imposed by these regulations are very complex, it is still uncertain what the costs of complying with these standards will be. Accordingly, there can neither be any assurance that we will not be subjected to governmental inquiries, actions or fines relating to these regulations, nor that the implementation of the HIPAA standards will not affect our financial condition or the future results of operations. In addition, failure by third parties on which we rely, including payors, to resolve HIPAA related implementation issues could have a material adverse effect on our results of operations and our ability to provide health care services.

Medical Staff and Employees

Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of our hospitals and members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. Our facilities had approximately 35,000 employees on December 31, 2003, of whom approximately 23,650 were employed full-time.

Approximately, 2,200 of our employees at eight of our hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At The George Washington University Hospital, unionized employees are represented by the Service Employees International Union. Nurses and technicians at Desert Springs Hospital are represented by the Service Employees International Union. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. Registered Nurses at Arroyo Grande Community Hospital and French Hospital Medical Center are represented by the California Nurses Association. Unionized employees at Caribbean Pediatric and Surgery Hospital in Puerto Rico are represented by the Labor Union of Nurses and Health Employees. We believe that our relations with our employees are satisfactory.

Competition

In all geographical areas in which we operate, there are other hospitals which provide services comparable to those offered by our hospitals, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to our hospitals. Certain of our competitors have greater financial resources, are better equipped and offer a broader range of services than us. Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the healthcare marketplace. In recent years, competition among healthcare providers for patients has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures and a shift toward outpatient treatment.

In addition, certain hospitals which are located in the areas served by our facilities are special service hospitals providing medical, surgical and behavioral health services that are not available at our hospitals or other general hospitals. The competitive position of a hospital is to a large degree, dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, our hospitals seek to retain doctors of varied specializations on their staffs and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. In addition, in certain markets, including McAllen, Texas, competition from other healthcare providers, including physician owned facilities, has increased. A continuation of the increased provider competition in the markets in which our hospital facilities operate could have a material adverse effect on our future results of operations.

General and Professional Liability

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased an umbrella excess policy for our subsidiaries through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that could become our liability, however, we are entitled to receive reimbursement from state insurance guaranty funds, other commercial insurers and/or PHICO’s estate for a portion of certain claims ultimately paid by us.

Our estimated liability for professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate.

As of December 31, 2003, the total reserve for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries from state guaranty funds), of which $35.0 million is included in other current liabilities. As of December 31, 2002, the total reserve for our professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries from state guaranty funds), of which $12 million is included in other current liabilities. Included in other assets was $43.0 million as of December 31, 2003, and $37.0 million as of December 31, 2002, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

Relationship with Universal Health Realty Income Trust

At December 31, 2003, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, we conduct the Trust’s day to day affairs, provide administrative services and present investment opportunities. In addition, some of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for the investment in the Trust using the equity method of accounting. Our pre-tax share of income from the Trust was $1.6 million during 2003, $1.4 million during 2002 and $1.3 million during 2001, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.4 million and $9.1 million at December 31, 2003 and 2002, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $23.4 million at December 31, 2003 and $20.3 million at December 31, 2002.

As of December 31, 2003, we leased six hospital facilities from the Trust with terms expiring in 2004 through 2008. These leases contain up to six 5-year renewal options. Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $17.4 million in 2003, $17.2 million in 2002 and $16.5 million in 2001. The terms of the lease provide that in the event we discontinue operations at the leased facility for more than one year, we are obligated to offer a substitute property. If the Trust does not accept the substitute property offered, we are obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling majority ownership interests. As of December 31, 2003, the aggregate fair market value of our facilities leased from the Trust is not known, however, the aggregate original purchase price paid by the Trust for these properties was $112.5 million. We received an advisory fee from the Trust of $1.5 million in 2003, $1.4 million in 2002 and $1.3 million in 2001 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (66)	Director, Chairman of the Board, President and Chief Executive Officer

Steve G. Filton (46)	Senior Vice President, Chief Financial Officer and Secretary

O. Edwin French (57)	Senior Vice President

Debra K. Osteen (48)	Vice President

Richard C. Wright (56)	Vice President

Mr. Alan B. Miller has been Chairman of the Board, President and Chief Executive Officer since inception. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and Trustee of the Trust. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company, CDI Corp. (provides staffing services and placements) and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

Mr. Filton has been Vice President and Controller since November 1991 and was elected Chief Financial Officer in February, 2003. Prior thereto he had served as Director of Accounting and Control. In September 1999, he was elected Secretary.

Mr. French joined us in October 2001, as Senior Vice President, responsible for the Acute Care Hospital Division. He had served as President and Chief Operating Officer of Physician Reliance Network from 1997 to 2000, as Senior Vice President of American Medical International from 1992 to 1995, as Executive Vice President of Samaritan Health Systems of Phoenix from 1991 to 1992 and as Senior Vice President of Methodist Health Systems, Inc. in Memphis from 1985 to 1991.

Ms. Osteen was elected Vice President in January 2000, responsible for the Behavioral Health Services facilities. She has served in various capacities related to our Behavioral Health Services facilities since 1984

Mr. Wright was elected Vice President in May 1986. He has served in various capacities since 1978 and currently heads the Development function.

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. Our Internet address is http://www.uhsinc.com. Additionally, we have adopted corporate governance guidelines, a Code of Business Conduct and Corporate Standards applicable to all our employees, officers and directors, a Code of Ethics for Senior Financial Officers and new charters for each of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Directors. These documents are also available on our Internet website under the “Investor Relations” hyperlink. Copies of these documents are also available in print to any stockholder who requests a copy. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Ethics for Senior Financial Officers by posting this information on our Internet website. Our website address is listed above.

ITEM 2.    Properties

Executive Offices

We own an office building with 68,000 square feet available for use located on 11 acres of land in King of Prussia, Pennsylvania.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of licensed beds, for each of our facilities:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	225	Owned
Arroyo Grande Community Hospital	Arroyo Grande, California	65	Owned
Auburn Regional Medical Center	Auburn, Washington	149	Owned
Caribbean Pediatric and Surgery Hospital	Rio Piedras, Puerto Rico	160	Owned
Central Montgomery Medical Center	Lansdale, Pennsylvania	150	Owned
Chalmette Medical Center(1)		195
Chalmette Medical Center	Chalmette, Louisiana		Leased
Virtue Street Pavilion	Chalmette, Louisiana		Leased
Corona Regional Medical Center	Corona, California	228	Owned
Desert Springs Hospital(2)	Las Vegas, Nevada	351	Owned
Doctors’ Hospital of Laredo	Laredo, Texas	180	Owned
Doctors’ Hospital of Shreveport(3)	Shreveport, Louisiana	136	Leased
Edinburg Regional Medical Center	Edinburg, Texas	169	Owned
Fort Duncan Medical Center	Eagle Pass, Texas	77	Owned
The George Washington University Hospital(4)	Washington, D.C.	371	Owned
French Hospital Medical Center	San Luis Obispo, California	112	Owned
Hospital San Pablo	Bayamon, Puerto Rico	430	Owned
Hospital San Pablo del Este	Fajardo, Puerto Rico	180	Owned
Lakeland Medical Center(4)	New Orleans, Louisiana	156	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	491	Owned
McAllen Medical Center(6)		633
McAllen Medical Center	McAllen, Texas		Leased
McAllen Heart Hospital	McAllen, Texas		Owned
Methodist Hospital(4)	New Orleans, Louisiana	306	Owned
Northern Nevada Medical Center(4)	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	357	Owned
River Parishes Hospital	LaPlace, Louisiana	106	Owned
Southwest Healthcare System(11)		176
Inland Valley Campus	Wildomar, California		Leased
Rancho Springs Campus	Murrieta, California		Owned
Spring Valley Hospital Medical Center(2)	Las Vegas, Nevada	176	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	277	Owned
Summerlin Hospital Medical Center(2)	Las Vegas, Nevada	199	Owned
Valley Hospital Medical Center(2)	Las Vegas, Nevada	400	Owned
Wellington Regional Medical Center(5)	West Palm Beach, Florida	127	Leased

Médi-Partenaires (Paris/Bordeaux)

Name of Facility(12)	Location	Number of Beds	Real Property Ownership Interest
Clinique Ambroise Paré	Toulouse, France	195	Owned
Clinique Bon Secours	Le Puy en Velay, France	95	Owned
Clinique Claude Bernard	Metz, France	218	Owned
Clinique d’Aressy	Aressy, France	179	Owned
Clinique de Bercy	Charenton le Pont, France	92	Owned
Clinique Le Louvré	Paris, France	20	Owned
Clinique Montréal	Carcassonne, France	120	Owned
Clinique Notre Dame	Thionville, France	73	Owned
Clinique Pasteur	Bergerac, France	106	Owned
Clinique Paul Doumer	Paris, France	50	Owned
Clinique Richelieu	Saintes, France	73	Owned
Clinique Saint Augustin	Bordeaux, France	155	Owned
Clinique Villette	Dunkerque, France	117	Owned
Polyclinique St. Jean	Montpellier, France	95	Owned

Behavioral Health Centers

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Anchor Hospital	Atlanta, Georgia	74	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
The Bridgeway(5)	North Little Rock, Arkansas	70	Leased
The Carolina Center for Behavioral Health	Greer, South Carolina	66	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	70	Owned
Community Behavioral Health	Memphis, Tennessee	50	Owned
Del Amo Hospital	Torrance, California	166	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	169	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Fuller Memorial Hospital	South Attleboro, Massachusetts	82	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Hampton Hospital	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	119	Owned
Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
HRI Hospital	Brookline, Massachusetts	68	Owned
KeyStone Center(7)	Wallingford, Pennsylvania	114	Owned
La Amistad Behavioral Health Services	Maitland, Florida	56	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	204	Owned
Laurel Heights Hospital	Atlanta, Georgia	107	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	113	Owned
Meridell Achievement Center	Austin, Texas	114	Owned
The Midwest Center for Youth and Families	Kouts, Indiana	50	Owned
North Star Children’s Hospital	Anchorage, Alaska	25	Owned
North Star Counseling Centers	Anchorage, Alaska	—	Owned
North Star Hospital	Anchorage, Alaska	76	Owned
Palmer Residential Treatment Center	Palmer, Alaska	9	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	106	Owned
The Pavilion	Champaign, Illinois	46	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	184	Owned
Pembroke Hospital	Pembroke, Massachusetts	107	Owned
Provo Canyon School	Provo, Utah	211	Owned
Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	74	Owned
Roxbury(7)	Shippensburg, Pennsylvania	53	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Timberlawn Mental Health System	Dallas, Texas	124	Owned
Turning Point Care Center(7)	Moultrie, Georgia	59	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	80	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	126	Owned

Ambulatory Surgery Centers

Name of Facility	Location	Real Property Ownership Interest
Brownsville Surgicare(8)	Brownsville, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico(9)	Santurce, Puerto Rico	Leased
Goldring Surgical Center(8)(13)	Las Vegas, Nevada	Owned
Northwest Texas Surgery Center(9)	Amarillo, Texas	Leased
Outpatient Surgical Center of Ponca City(8)	Ponca City, Oklahoma	Leased
Plaza Surgery Center(8)	Las Vegas, Nevada	Leased
St. George Surgical Center(8)	St. George, Utah	Leased
St. Lukes’s Surgicenter(9)	Hammond, Louisiana	Leased
Surgery Center of Midwest City(8)	Midwest City, Oklahoma	Leased
Surgery Center of Springfield(8)	Springfield, Missouri	Leased
Surgical Arts Surgery Center(9)	Reno, Nevada	Leased
Surgical Center of New Albany(8)	New Albany, Indiana	Leased

Radiation Oncology Centers

Name of Facility	Location
Auburn Regional Center for Cancer Care	Auburn, Washington	Owned
Cancer Institute of Nevada(9)(13)	Las Vegas, Nevada	Owned
Carolina Cancer Center	Aiken, South Carolina	Owned
Madison Radiation Therapy(9)	Madison, Indiana	Owned

Specialized Women’s Health Center

Name of Facility	Location
Renaissance Women’s Center of Edmond(9)(13)	Edmond, Oklahoma	Owned

(1)	Includes Chalmette Medical Center, which is a 118-bed medical/surgical facility and The Virtue Street Pavilion, a 77-bed facility consisting of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services. The real property of both facilities is leased from the Trust.
(2)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center and Spring Valley Hospital Medical Center are owned by a limited liability company in which we have a 72.5% interest and Triad’s subsidiary, NC-DSH, Inc., has a 27.5% interest. All hospitals are managed by us.
(3)	Real property leased with an option to purchase.
(4)	General partnership interest in limited partnership.
(5)	Real property leased from the Trust.
(6)	Real property of McAllen Medical Center is leased from the Trust. During 2000, we purchased the assets of an 80-bed non-acute care facility located in McAllen, Texas. Although the real property of the non-acute facility is not leased from the Trust, the license for this facility is included in McAllen Medical Center’s license.
(7)	Addictive disease facility.
(8)	Each facility is owned in partnership form. We own general and limited partnership interests in a limited partnership.
(9)	We own a majority interest in a limited liability company.
(10)	We own a majority interest in a limited liability partnership.

(11)	Southwest Healthcare System consists of the Inland Valley Campus in Wildomar, California and the Rancho Springs Campus in Murrieta, California. The real property of the Inland Valley Campus is leased from the Trust.
(12)	All facilities located in France are owned by an operating company in which we own an 80% equity interest.
(13)	Real property is owned by a limited partnership or limited liability company that is majority owned by us.

Some of these facilities are subject to mortgages, and substantially all the equipment located at these facilities is pledged as collateral to secure long-term debt. We own or leases medical office buildings adjoining some of our hospitals.

We believe that the leases or liens on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations.

The aggregate lease payments on facilities leased by us were $37.9 million in 2003, $33.8 million in 2002 and $29.4 million in 2001.

ITEM 3.    Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation. However, we believe the ultimate resolution of these pending proceedings will not have a material adverse effect on us.

We were contacted by the Philadelphia District Office of the Securities and Exchange Commission in February, 2003 requesting the voluntary provision of documents and related information and the voluntary testimony of certain individuals arising out of the termination of Kirk E. Gorman as Chief Financial Officer of the Company. The SEC advised us that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred nor should it be considered a reflection upon any person, entity or security. We cooperated with this inquiry and have not had any communication with the SEC related to this matter since April 2003.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Inapplicable. No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of security holders.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class B Common Stock is traded on the New York Stock Exchange. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis.

Number of shareholders of record as of January 31, 2004, were as follows:

Class A Common	10
Class B Common	443
Class C Common	5
Class D Common	173

Dividends

During the fourth quarter of 2003, we announced the initiation of quarterly cash dividends, commencing with the fourth quarter of 2003. As cash dividend of $.08 per share ($4.6 million in the aggregate) was paid on December 15, 2003 to shareholders of record as of December 1, 2003.

Sales of Unregistered Securities

None.

See Item 6, Selected Financial Data for additional disclosure

ITEM 6.    Selected Financial Data

	Year Ended December 31
	2003	2002	2001	2000	1999
Summary of Operations (in thousands)
Net revenues	$3,643,566	$3,258,898	$2,840,491	$2,242,444	$2,042,380
Net income	$199,269	$175,361	$99,742	$93,362	$77,775
Net margin	5.5%	5.4%	3.5%	4.2%	3.8%
Return on average equity	20.0%	19.6%	12.8%	13.7%	12.1%
Financial Data (in thousands)
Cash provided by operating activities	$376,775	$331,259	$297,543	$174,821	$157,118
Capital expenditures, net(1)	$224,370	$207,627	$160,748	$115,751	$68,695
Total assets	$2,772,730	$2,329,137	$2,168,589	$1,742,377	$1,497,973
Long-term borrowings	$868,566	$680,514	$718,830	$548,064	$419,203
Common stockholders’ equity	$1,090,922	$917,459	$807,900	$716,574	$641,611
Percentage of total debt to total capitalization	45%	43%	47%	43%	40%
Operating Data—Acute Care Hospitals(2)
Average licensed beds	7,237	6,896	6,234	4,980	4,806
Average available beds	6,388	5,885	5,351	4,220	4,099
Hospital admissions	348,571	330,042	276,429	214,771	204,538
Average length of patient stay	4.8	4.7	4.7	4.7	4.7
Patient days	1,657,742	1,558,140	1,303,375	1,017,646	963,842
Occupancy rate for licensed beds	63%	62%	57%	56%	55%
Occupancy rate for available beds	71%	73%	67%	66%	64%
Operating Data—Behavioral Health Facilities
Average licensed beds	3,894	3,752	3,732	2,612	1,976
Average available beds	3,762	3,608	3,588	2,552	1,961
Hospital admissions	87,688	84,348	78,688	49,971	37,810
Average length of patient stay	12.2	11.9	12.1	12.2	11.8
Patient days	1,067,200	1,005,882	950,236	608,423	444,632
Occupancy rate for licensed beds	75%	73%	70%	64%	62%
Occupancy rate for available beds	78%	76%	73%	65%	62%
Per Share Data
Net income—basic(3)	$3.45	$2.94	$1.67	$1.55	$1.24
Net income—diluted(3)	$3.20	$2.74	$1.60	$1.50	$1.22
Other Information (in thousands)
Weighted average number of shares outstanding—basic(3)	57,688	59,730	59,874	60,220	62,834
Weighted average number of shares and share equivalents outstanding—diluted(3)	65,089	67,075	67,220	64,820	63,980
Common Stock Performance
Market price of common stock High—Low, by quarter(4)
1st	$46.58—$34.99	$43.00—$37.80	$50.69—$38.88	$24.50—$18.25	$26.50—$18.94
2nd	$45.48—$34.77	$51.90—$42.31	$46.75—$37.82	$35.03—$24.50	$27.44—$19.75
3rd	$52.00—$39.76	$51.40—$41.90	$52.60—$42.65	$42.81—$31.91	$23.69—$11.84
4th	$54.30—$44.34	$56.20—$43.00	$48.60—$38.25	$55.88—$38.63	$18.25—$12.00

(1)	Amount includes non-cash capital lease obligations.
(2)	Includes data for twelve hospitals located in France owned by an operating company in which we own an 80% interest.
(3)	In April 2001, we declared a two-for-one stock split in the form of a 100% stock dividend which was paid in June 2001. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split.
(4)	These prices are the high and low closing sales prices of our Class B Common Stock as reported by the New York Stock Exchange (all periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in June, 2001). Class A, C and D common stock are convertible on a share-for-share basis into Class B Common Stock.

ITEM 7.    Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of March 1, 2004, we operated 48 acute care hospitals and 44 behavioral health centers located in 22 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 16 surgery and radiation oncology centers located in 9 states and Puerto Rico. Included in the facilities mentioned above were 3 acute care hospitals located in California and one acute care hospital located in Louisiana which were ownership effective on January 1, 2004. We also acquired an additional acute care facility located in Louisiana effective February 1, 2004.

Net revenues from our acute care hospitals (including the facilities located in France) and our ambulatory and radiation oncology centers accounted for 83%, 82% and 81% of consolidated net revenues in 2003, 2002 and 2001, respectively. Net revenues from our behavioral health care facilities accounted for 17%, 17% and 19%, of consolidated net revenues in 2003, 2002 and 2001, respectively.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services and behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

Forward-Looking Statements and Risk Factors

The matters discussed in this report as well as our news releases issued from time to time include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause industry results and/or our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	liability and other claims asserted against us;

•	competition from other healthcare providers, including physician owned facilities, and/or the loss of significant customers;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

•	our ability to successfully integrate our recent acquisitions;

•	a significant portion of our revenues are produced by a small number of our facilities;

•	our ability to finance growth on favorable terms;

•	many of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our acute care facilities continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts;

•	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	we have experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.

A summary of our significant accounting policies is outlined in Note 1 to the financial statements. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

Revenue Recognition: We record revenues and the related receivables for health care services at the time the services are provided. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. We report net patient service revenue at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. We accrued retroactive adjustments on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

Medicare and Medicaid revenues represented 41%, 42% and 42% of our net revenues during 2003, 2002 and 2001, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41%, 39% and 37% of our revenues during 2003, 2002 and 2001, respectively. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. The large majority of the revenues generated by the acute care hospitals owned by our French subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or accounts receivable, net.

Provision for Doubtful Accounts:    Our primary collection risks relate to uninsured patient accounts and the portion of the account which is the patient’s responsibility, consisting primarily of co-payments and deductibles. We estimate provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to the provision for doubtful accounts as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations.

Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred by not reported. Estimated losses from asserted and incurred but not yet reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guarantee funds and other sources in estimating our ultimate net liability for such risk.

In addition, we also maintain self-insured employee benefits programs for workers’ compensation and employee healthcare and dental claims. The ultimate costs related to these programs includes expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date. The amounts of the changes are recognized currently as additional expense or as a reduction of expense.

Long-Lived Assets:    In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

Goodwill:    In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill as of January 1, 2002. Goodwill is reviewed for impairment at the reporting unit level as, defined by SFAS No. 142, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2003, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Income Taxes:    Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets and therefore no valuation allowances have been recorded.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service and various state authorities through the year ended December 31, 1999. The Internal Revenue Service recently commenced a routine examination of the subsequent years. We believe that adequate accruals have been provided for federal and state taxes.

Results of Operations

We believe that operating income, operating margin and adjusted net income (as calculated below), which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles), are helpful to our investors as measures of our operating performance. Since the source of financing for the purchase of property and equipment and other assets at each hospital varies, we believe that measuring operating performance before capital-related costs (such as depreciation and amortization, lease and rental and interest expense) provides a useful comparison of relative operating performance among our facilities. Operating income and operating margin are used by management as analytical indicators for purposes of assessing the relative operating performance of our individual hospitals and operating segments, and the overall Company. Also, our use of operating income and operating margin enables investors to compare our performance with that of others in the industry. In addition, we believe that comparing and discussing our financial results based on adjusted net income, as calculated, is helpful to our investors since it neutralizes the effect in each year of items that are unusual in nature such as recovery of provision for judgment/closure costs, gains on sales of assets and businesses, provision for asset impairment, provision for insurance settlements, losses on early termination of interest rate swaps and debt extinguishment and goodwill amortization (which we ceased amortizing on January 1, 2002 pursuant to SFAS No. 142).

To obtain a complete understanding of our financial performance, operating income, operating margin and adjusted net income should be examined in connection with net income, determined in accordance with GAAP, as presented in the financial statements and notes thereto in this Report on Form 10-K. Since the items included or excluded from operating income, operating margin and adjusted net income are significant components in understanding and assessing financial performance under GAAP, these measures should not be considered to be alternatives to net income as a measure of our operating performance or profitability. Because operating income, operating margin and adjusted net income are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, operating income, operating margin and adjusted net income as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

Below is a schedule of Supplemental Consolidated Income Statement Information which shows the calculation of operating income, operating margin and adjusted net income (as used in the discussions below) for the years ended December 31, 2003, 2002 and 2001:

Schedule of Supplemental Consolidated Income Statement Information

(dollar amounts in thousands)

	Year Ended December 31,
	2003		2002		2001
Net revenues	$3,643,566	100.0%	$3,258,898	100.0%	$2,840,491	100.0%
Operating charges:
Salaries, wages and benefits	1,457,395	40.0%	1,298,967	39.9%	1,122,428	39.5%
Other operating expenses	848,495	23.3%	787,408	24.2%	668,026	23.5%
Supplies expense	495,945	13.6%	425,142	13.0%	368,091	13.0%
Provision for doubtful accounts	263,724	7.2%	231,362	7.1%	240,025	8.4%

	3,065,559	84.1%	2,742,879	84.2%	2,398,570	84.4%

Operating income / operating margin %	578,007	15.9%	516,019	15.8%	441,921	15.6%
Depreciation and amortization	144,466		124,794		127,523
Lease and rental expense	64,077		61,712		53,945
Provision for asset impairment	13,742		—		—
Provision for insurance settlements	—		—		40,000
Losses on foreign exchange and derivative transactions	—		—		8,862
Interest expense, net	38,233		34,966		37,776
Recovery of provision for judgment/closure costs	(8,867)		(2,182)		—
Gains on sales of assets and businesses	(14,623)		—		—
Minority interests in earnings of consolidated entities	23,280		19,658		17,518

Income before income taxes	317,699		277,071		156,297
Provision for income taxes	118,430		101,710		56,555

Net income	$199,269		$175,361		$99,742

Calculation of Adjusted Net Income:

Net income	$199,269		$175,361		$99,742
Plus: Provision for asset impairment, net of taxes	8,664		—		—
Plus: Provision for insurance settlements, net of taxes	—		—		25,220
Plus: Losses on derivative transactions, net of taxes	—		—		4,643
Less: Recovery of provision for judgment/closure costs, net of taxes	(5,590)		(1,376)		—
Less: Gains on sales of assets and businesses, net of minority interest expense and taxes	(8,675)		—		—
Plus: Amortization of goodwill, net of taxes	—		—		15,600
Plus: Charge to interest expense resulting from early extinguishment of debt, net of taxes	—		—		1,008

Adjusted net income	$193,668		$173,985		$146,213

We adopted SFAS No. 145 “Rescission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”, effective January 1, 2003, and reclassified to interest expense, our previously reported extraordinary items (during 2001) related to early extinguishment of debt.

Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002:    Net revenues increased 12% to $3.64 billion in 2003 as compared to $3.26 billion in 2002. The $380 million increase during 2003, as compared to 2002, was attributable to:

(i)	a $228 million or 7% increase in net revenues generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities owned during both years (which we refer to as “same facility”);

(ii)	$91 million of revenues generated at acute care and behavioral health care facilities acquired or opened in the U.S. and France at various times subsequent to January 1, 2002 (excludes revenues generated at these facilities one year after acquisition), and;

(iii)	$61 million of other increases in net revenues consisting primarily of $29 million from reclassifying certain supply costs incurred by our French hospitals and a $20 million increase resulting from favorable exchange rate changes. Beginning January 1, 2003, we began recording as revenues and supplies expense, the cost of certain medical devices which are billed to patients of our French hospitals. Previously, these amounts were recorded net in our consolidated financial statements. During the year ended December 31, 2002, these amounts were approximately $15 million. The change in accounting presentation had no impact on previously reported operating income or net income.

Operating income increased $62 million or 12% to $578 million during 2003 as compared to $516 million during 2002. Our overall operating margins increased to 15.9% during 2003 as compared to 15.8% during 2002. The slight increase in the overall operating margin during 2003, as compared to 2002, resulted primarily from a decrease in other operating expenses during 2003, as compared to 2002. This decrease was caused primarily by lower pharmacy costs resulting from a new outsourcing agreement, that commenced during the third quarter of 2002, covering the pharmacy services for our acute care facilities located in the U.S. and Puerto Rico and decreased purchased services for contract staff and other various services at our behavioral health services facilities. Partially offsetting these savings was an increase in supplies expense at our French hospitals and higher insurance costs.

Adjusted net income (as calculated above) increased 11% to $194 million during 2003 as compared to $174 million in 2002. The $20 million increase during 2003, as compared to 2002, was attributable to:

(i)	a favorable increase, on a same facility basis, of approximately $33 million, after-tax and after-minority interest expense, in operating income from our acute care and behavioral health care facilities located in the U.S., Puerto Rico and France due primarily to the factors and trends described below in Acute Care Hospital Services and Behavioral Health Services;

(ii)	a favorable increase of approximately $8 million, after-tax and after-minority interest expense, in operating income from acute care and behavioral health care facilities acquired/opened in France and the U.S. during 2003;

(iii)	a combined unfavorable after-tax increase of approximately $14 million in depreciation and amortization, lease rental and interest expense, and;

(iv)	$7 million of other unfavorable combined net decreases to adjusted net income.

The $14 million combined after-tax increases in depreciation, amortization, lease rental and interest expense during 2003, as compared to 2002, were due primarily to the opening of the newly constructed George Washington University Hospital during the third quarter of 2002, the acquisition during the first quarter of 2003 of a behavioral health facility located in Anchorage, Alaska, the acquisition during 2003 of three hospitals located in France, and the opening of a newly constructed acute care facility located in Las Vegas, Nevada during the fourth quarter of 2003.

Net income increased $24 million to $199 million during 2003 as compared to $175 million during 2002. The increase in net income resulted from: (i) the $20 million after-tax increases in adjusted net income, as discussed above; (ii) a $9 million increase (net of minority interest expense and taxes) resulting from gains on sales of assets and businesses recorded during 2003; (iii) a $4 million after-tax increase resulting from recovery of provision for judgment/closure costs ($5 million after-tax recovery of provision for judgment recorded during 2003 vs. $1 million after-tax recovery of provision for closure costs recorded during 2002), and; (iv) partially offset by $9 million after-tax provision for asset impairment recorded during 2003.

On March 1, 2004, we announced that our earnings per diluted share for the three-month period ending March 31, 2004 could be as much as 25% lower than the $.84 per diluted share recorded during the same quarter in 2003. This expected earnings decline is primarily attributable to: (i) on a same facility basis, our acute care hospitals have continued, in the first two months of 2004, to experience a decline in inpatient admissions; (ii) during this period certain of our acute care facilities have been impacted by a negative shift in payor mix, a decline in intensity and an increase in length of stay; and (iii) the rising level of uninsured and self-pay patients continues to unfavorably impact our provision for doubtful accounts. We are vigorously addressing each of these areas.

Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001:

Net revenues increased 15% to $3.26 billion in 2002 as compared to $2.84 billion in 2001. The $420 million increase during 2002, as compared to 2001, was attributable to:

(i)	a $255 million or 9% increase in net revenues, on a same facility basis, generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities;

(ii)	$159 million of revenues generated at acute care and behavioral health care facilities acquired in the U.S. and France purchased at various times subsequent to January 1, 2001 (excludes revenues generated at these facilities one year after acquisition), and;

(iii)	$6 million of other combined increases to net revenues.

Operating income increased $74 million or 17% to $516 million in 2002 as compared to $442 million in 2001. Our overall operating margins increased to 15.8% during 2002 as compared to 15.6% during 2001. During 2002, our other operating expenses increased to 24.2% of net revenues, as compared to 23.5% during 2001, due primarily to a significant increase in professional and general liability insurance caused by unfavorable pricing and availability trends of commercial insurance. Salaries, wages and benefits increased to 39.9% of net revenues during 2002, as compared to 39.5% in 2001, due primarily to increased labor rates particularly in the skilled nursing area. Offsetting these unfavorable factors impacting our overall operating margin was a decrease in the provision for doubtful accounts which decreased to 7.1% of net revenues during 2002 as compared to 8.5% during 2001. This improvement was primarily attributable to more aggressive efforts to properly categorize charges related to charity care, improved billing and collection procedures and an increase in collection of amounts previously reserved.

Adjusted net income increased 19% to $174 million during 2002 as compared to $146 million in 2001. The $28 million increase during 2002, as compared to 2001, was attributable to:

(i)	a favorable increase, on a same facility basis, of approximately $30 million, after-tax and after-minority interest expense, in operating income from acute care and behavioral health care facilities located in the U.S., Puerto Rico and France, due to the factors described below in Acute Care Services and Behavioral Health Services;

(ii)	a favorable increase of approximately $10 million, after-tax and after-minority interest expense, in operating income from acute care and behavioral health care facilities acquired in the U.S., Puerto Rico and France during 2001 and 2002 (excludes operating income, after-tax, generated at these facilities one year after acquisition);

(iii)	a combined unfavorable after-tax increase of approximately $16 million in depreciation and amortization (excluding the $15.6 million of after-tax goodwill amortization expense recorded during 2001), lease rental and interest expense, and;

(iv)	$4 million of other favorable combined net increases to adjusted net income.

The $16 million combined after-tax increases in depreciation, amortization, lease rental and interest expense during 2002, as compared to 2001, were due primarily to the capital costs related to acquisitions, capital additions and the opening of the newly constructed George Washington University Hospital during the third quarter of 2002.

Net income increased $76 million to $175 million during 2002 as compared to $100 million during 2001. The increase in net income resulted from: (i) the $28 million after-tax increases in adjusted net income, as discussed above; (ii) an after-tax increase of $25 million due to provision for insurance settlements recorded during 2001; (iii) an after-tax increase of $16 million due to goodwill amortization expense recorded during 2001 (we ceased amortizing goodwill effective January 1, 2002); (iv) an after-tax increase of $5 million resulting from losses on derivative transactions recorded during 2001, and; (v) $2 million of other after-tax increases.

Acute Care Hospital Services

Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002:

On a same facility basis at our acute care hospitals located in the U.S. and Puerto Rico (which includes all facilities except Spring Valley Hospital which opened during the third quarter of 2003), net revenues increased 8% during 2003 as compared to 2002. Admissions at these facilities decreased 0.5% during 2003, as compared to the prior year, while patient days increased 0.4%. The average length of stay at these facilities increased slightly to 4.69 days during 2003 as compared to 4.65 days during 2002. The occupancy rate, based on the average available beds at these facilities, was 69.1% during 2003, as compared to 70.7% during 2002. Admissions and patient days during 2003 were unfavorably impacted by the conversion of a 160-bed general acute care hospital located in Puerto Rico to a pediatric and surgical specialty hospital on April 1, 2003. Excluding this facility’s unfavorable impact on our same facility acute care hospital admissions and patient days, admissions increased 0.3% and patient days increased 1.6% during 2003, as compared to 2002.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our acute care facilities located in the U.S. and Puerto Rico increased 7.3% during 2003, as compared to 2002, and net revenue per adjusted patient day at these facilities increased 6.6% during 2003, as compared to 2002.

During 2003 and 2002, 42% and 43%, respectively, of the net patient revenues at our acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During 2003 and 2002, 39% and 37%, respectively, of the net patient revenues at our acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. We expect that the percentage of our revenue from managed care business will continue to increase in the future. Generally, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $27.8 million in 2003 and $33.0 million in 2002 related to DSH programs. The Texas DSH program has been renewed for the 2004 fiscal year (covering the period of September 1, 2003 through August 31, 2004) and we expect the Texas DSH reimbursements to closely approximate amounts received during the state’s 2003 fiscal year. However, South Carolina’s DSH program has not yet been renewed for the 2004 fiscal year (covering the period of July 1, 2003 through June 30, 2004) and we can not predict if it will be renewed for the state’s 2004 fiscal year, or any future year. During South Carolina’s 2003 fiscal year, we received $5.5 million of DSH payments. Failure to renew the Texas program beyond its scheduled termination date (August 31, 2004), failure to renew the South Carolina program, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements (including reductions related to the potential Texas Medicaid overpayments mentioned in “Regulation and Other Factors”), could have a material adverse effect on our future results of operations.

At our acute care hospitals located in the U.S. and Puerto Rico, net revenues totaled $2.73 billion in 2003 and $2.52 billion in 2002. Operating expenses, consisting of salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts (excluding an allocation of corporate overhead), totaled $2.26 billion or 82.8% of net revenues during 2003 as compared to $2.08 billion or 82.7% of net revenues during 2002. Operating income at our acute care hospitals was $470 million during 2003 and $436 million during 2002. Operating margins at these facilities were 17.2% during 2003 and 17.3% during 2002. On a same facility basis, operating expenses as a percentage of net revenues were 82.9% during both 2003 and 2002 and operating margins at these acute care facilities were 17.1% in both years.

Favorably impacting the operating margins at our acute care hospitals located in the U.S. and Puerto Rico during 2003, as compared to 2002, was a decrease in other operating expenses (to 23.3% of net revenues during 2003, as compared to 23.8% in 2002) resulting primarily from decreased pharmacy costs resulting from a new outsourcing agreement that commenced during the third quarter of 2002. Also during 2003, supplies expense at our acute care facilities decreased to 14.0% of net revenues as compared to 14.5% during 2002 due primarily to the elimination of supply intensive, uneconomic service lines at several hospitals. Unfavorably impacting the operating margins at our acute care hospitals was an increase in the provision for doubtful accounts which increased to 9.1% during 2003 as compared to 8.3% during 2002.

Many of our acute care facilities experienced decreased inpatient admissions during 2003 as compared to the prior year, a trend which has continued into early 2004. In addition, our acute care facilities continue to experience an increase in the level of uninsured and self-pay patients, which unfavorably impacts the collectibility of our patient accounts and results of operations. We expect these unfavorable trends to continue to pressure future results of operations until there is a notable strengthening of the labor markets in those regions in which our hospitals operate.

Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001:

On a same facility basis, net revenues at our acute care hospitals located in the U.S. and Puerto Rico increased 10% during 2002 as compared to 2001. Admissions at these facilities increased 6.9% during 2002, as compared to the prior year, while patient days increased 5.5%. The average length of stay remained unchanged at 4.7 days during the 2002 and 2001. The occupancy rate, based on the average available beds at these facilities, increased to 71.1% during 2002, as compared to 66.5% during 2001.

On a same facility basis, net revenue per adjusted admission at our acute care facilities located in the U.S. and Puerto Rico increased 3.6% during 2002, as compared to 2001, and net revenue per adjusted patient day at these facilities increased 4.6% during 2002, as compared to 2001. During each year ended December 31, 2002 and 2001, 43% of the net patient revenues at our acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During 2002 and 2001, 37% and 36%, respectively, of the net patient revenues at our acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. Included in our financial results was an aggregate of $33.0 million in 2002 and $32.6 million in 2001 related to the Texas and South Carolina DSH programs, as discussed above.

At our acute care hospitals located in the U.S. and Puerto Rico, net revenues totaled $2.52 billion in 2002 and $2.18 billion in 2001. Operating expenses, consisting of salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts, totaled $2.08 billion or 82.7% of net revenues during 2002 as compared to $1.79 billion or 82.2% of net revenues during 2001. Operating income at our acute care hospitals was $436 million during 2002 and $389 million during 2001. Operating margins at these facilities were 17.3% during 2002 and 17.8% during 2001. On a same facility basis, operating expenses as a percentage of net revenues were 82.5% during 2002 and 82.3% during 2001. Operating margins at these acute care facilities were 17.5% in 2002 and 17.7% in 2001.

Unfavorably impacting the operating margins at our acute care facilities during 2002, as compared to 2001, was an increase in other operating expenses which increased to 23.8% of net revenues in 2002, as compared to 22.5% in 2001, and an increase in salaries, wages and benefits which increased to 36.1% of net revenues in 2002 as compared to 35.5% in 2001. The increase in other operating expenses was due primarily to a significant increase in professional and general liability insurance expense caused by unfavorable pricing and availability trends of commercial insurance. The increase in salaries, wages and benefits was due primarily to increased labor rates particularly in the area of skilled nursing. Favorably impacting the operating margins at our acute care hospitals located in the U.S. and Puerto Rico during 2002, as compared to 2001, was a reduction in the provision for doubtful accounts which, as a percentage of net revenues, decreased to 8.3% in 2002 as compared to 9.7% in 2001. This improvement was primarily attributable to more aggressive efforts to properly categorize charges related to charity care, improved billing and collection procedures and an increase in collection of amounts previously reserved.

Behavioral Health Care Services

Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002:

On a same facility basis, net revenues at our behavioral health care facilities increased 5% during 2003, as compared to 2002. Admissions at these facilities increased 2.9% during 2003, as compared to the prior year, while patient days increased 2.7% and the average length of stay remained unchanged at 11.9 days during both years. The occupancy rate, based on the average available beds at our behavioral health care facilities, increased to 77.7% during 2003 as compared to 76.4% during 2002.

Net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission and net revenue per adjusted patient day at our behavioral health care facilities each increased 3.3% during 2003, as compared to 2002.

During 2003 and 2002, 36% and 35%, respectively, of the net patient revenues at our behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During 2003 and 2002, 51% and 48%, respectively, of the net patient revenues at our behavioral health care were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. We expect that the percentage of our revenue from managed care business will continue to increase in the future. Generally, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers.

At our behavioral health care facilities, net revenues totaled $612 million in 2003 and $566 million in 2002. Operating expenses, consisting of salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts (excluding an allocation of corporate overhead), totaled $468 million or 76.5% of net revenues during 2003 as compared to $451 million or 79.7% of net revenues during 2002. Operating income at our behavioral health care facilities was $144 million during 2003 and $115 million during 2002. Operating margins at these facilities were 23.5% during 2003 and 20.3% during 2002. On a same facility basis, operating expenses as a percentage of net revenues were 76.8% during 2003 and 79.7% during 2002 and operating margins at these acute care facilities were 23.2% during 2003 and 20.3% during 2002.

Favorably impacting the operating margins at our behavioral health care facilities during 2003, as compared to 2002, was a decrease in other operating expenses (to 21.1% of net revenues during 2003 as compared to 23.0% in 2002) resulting primarily from decreased purchased services for contract staff and other various services. Also favorably impacting the operating margin during 2003 was a decrease in the provision for doubtful accounts (to 2.2% of net revenues during 2003 as compared to 3.6% in 2002) resulting primarily from the reversal of $4 million of previously established provisions for doubtful accounts which were reversed as a result of Magellan Health Services’ emergence from Chapter 11 bankruptcy protection in January, 2004.

Year Ended December 31, 2002 as compared to the Year Ended December 31, 2001:

On a same facility basis, net revenues at our behavioral health care facilities increased 4% during 2002 as compared to 2001. Admissions at these facilities increased 6.4% during 2002 as compared to the prior year while patient days increased 5.2%. The average length of stay decreased to 11.9 days in 2002 as compared to 12.1 days in 2001. The occupancy rate, based on the average available beds at our behavioral health care facilities, increased to 76.4% during 2002 as compared to 72.8% during 2001.

On a same facility basis, net revenue per adjusted admission decreased 0.4% and net revenue per adjusted patient day increased 1.1% during 2002 as compared to 2001.

During 2002 and 2001, 35% and 38%, respectively, of the net patient revenues at our behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During 2002 and 2001, 48% and 39%, respectively, of the net patient revenues at our behavioral health care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs.

At our behavioral health care facilities, net revenues totaled $566 million in 2002 and $538 million in 2001. Operating expenses, consisting of salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts (excluding an allocation of corporate overhead), totaled $451 million or 79.7% of net revenues during 2002 as compared to $435 million or 81.0% of net revenues during 2001. Operating income at our behavioral health care facilities was $115 million during 2002 and $103 million during 2001. Operating margins at these facilities were 20.3% during 2002 and 19.0% during 2001. On a same facility basis, operating expenses as a percentage of net revenues were 79.7% during 2002 and 81.0% during 2001 and operating margins at these facilities were 20.3% during 2002 and 19.0% during 2001.

International and Other Operating Results

Combined net revenues from the other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns twelve hospitals in France, increased to $291 million during 2003 as compared to $161 million during 2002 and $113 million in 2001. The combined net revenue increases of $130 million in 2003, as compared to 2002, and $48 million in 2002, as compared to 2001, were primarily attributable to the acquisition of additional hospitals by our French subsidiary and the additional month of financial results recorded for our French subsidiary during 2003, as discussed below. Combined operating margins from the other operating entities were 15.7% in 2003, 21.3% in 2002 and 20.2% in

2001. Contributing to the operating margin decreases during 2003, as compared to 2002 and 2001, were lower operating margins at the facilities located in France acquired during 2003 and financial statement reclassifications related to the French operations recorded during 2003. These reclassifications, which had no effect on net income, increased net revenues and supplies expense by approximately $29 million during 2003.

On a same facility basis at our hospitals located in France (excluding the effects of changes in the foreign currency exchange rate and additional month of results recorded during 2003), net revenues increased 8% during 2003 as compared to 2002. Admissions at these facilities decreased 2.0% during 2003, as compared to the prior year, while patient days decreased 0.7%. The average length of stay at these facilities increased slightly to 5.1 days during 2003 as compared to 5.0 days during 2002. The occupancy rate, based on the average available beds at these facilities, was 78.4% during 2003, as compared to 80.7% during 2002. The large majority of the revenues generated by our hospitals located in France are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

Prior to the fourth quarter of 2003, our French subsidiary was included on the basis of the year ended November 30th. During the fourth quarter of 2003, we recorded an additional month of financial results to convert this subsidiary to a December 31st year-end. The additional month of financial results increased net revenues by approximately $18 million, or 0.5% of our consolidated net revenues for the year ended December 31, 2003. The effect on our consolidated net income resulting from this adjustment was approximately $500,000 during the year ended December 31, 2003.

Included in our results for the year ended December 31, 2003 were the following items: (i) the reversal of an accrued liability amounting to $8.9 million pre-tax ($5.6 million after-tax), including $1.9 million of accrued interest, resulting from a favorable Texas Supreme Court decision which reversed an unfavorable 2000 jury verdict and 2001 appellate court decision; (ii) a combined pre-tax net gain of $14.6 million ($8.7 million after-tax and after minority interest expense) realized on the disposition of an investment in a health-care related company and sales of radiation therapy centers, medical office buildings and an outpatient surgery center, and; (iii) a pre-tax $13.7 million provision for asset impairment ($8.7 million after-tax) resulting from the write-down of the carrying value of a 160-bed acute care pediatric hospital located in Puerto Rico to its estimated fair value.

In April of 2003, we converted the operations of this 160-bed facility located in Puerto Rico from general acute care services to pediatric services in an effort to increase the long-term profitability of the facility. Based on the nine month operating performance (after its conversion to a pediatric facility) and in conjunction with the development of our operating plan and 2004 budget, management assessed the current competitive position and estimated future cash flows expected from this facility. Based upon our assessment, we determined that a permanent impairment had occurred and as a result, during the fourth quarter of 2003, we recorded a $13.7 million pre-tax charge to write-down the carrying value of certain tangible assets at this facility. In measuring the provision for impairment loss, we estimated fair value by discounting expected future cash flows from this facility using an appropriate discount rate.

Included in our results during the year ended December 31, 2002 was a $2.2 million pre-tax recovery of provision for closure cost ($1.4 million after-tax) resulting from the sale of the real estate of a women’s hospital that was written down to its estimated fair value during 2000.

During 2001, the we recorded the following charges: (i) a $40.0 million pre-tax charge ($25.2 million after-tax) to reserve for malpractice expenses that may result from our third party malpractice insurance company that was placed in liquidation in February, 2002; (ii) a $7.4 million pre-tax loss ($4.6 million after-tax) on derivative transactions resulting from the early termination of interest rate swaps, and; (iii) a $1.6 million pre-tax charge ($1.0 million after-tax) to interest expense resulting from the early redemption of the $135 million 8.75% notes issued in 1995.

We recorded minority interest expense in the earnings of consolidated entities amounting to $23.3 million in 2003, $19.7 million in 2002 and $17.5 million in 2001. The minority interest expense includes the minority ownerships’ share of the net income of five acute care facilities located in the U.S., four of which are located in Las Vegas, Nevada and one located in Washington, D.C, and twelve acute care facilities located in France.

Depreciation and amortization expense was $144.5 million in 2003, $124.8 million in 2002 and $127.5 million in 2001. The increase during 2003, as compared to 2002, resulted primarily from: (i) the depreciation expense related to the newly constructed George Washington University Hospital which opened during the third quarter of 2002; (ii) the acquisition during the first quarter of 2003 of a 108-bed behavioral health system in Anchorage, Alaska and two hospitals located in France that were purchased by an operating company which is 80% owned by us (the operations of a third facility in France were acquired during the third quarter of 2003, however, the property is currently being leased from a third-party), and; (iii) the depreciation expense on various property and equipment additions including the opening of a newly constructed 176-bed acute care facility located in Las Vegas, Nevada (opened during the fourth quarter of 2003). Effective January 1, 2002, we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and accordingly, ceased amortizing goodwill as of that date. During 2001, we recorded $24.7 million of pre-tax goodwill amortization expense ($15.6 million after-tax). Substantially offsetting the decrease during 2002, as compared to 2001, caused by the adoption of SFAS No. 142 was an increase in depreciation expense during 2002 attributable to additions to property and equipment, including acquisitions, as well as depreciation expense on the 371-bed George Washington University Hospital which opened during the third quarter of 2002.

The effective tax rate was 37.3% in 2003, 36.7% in 2002 and 36.2% in 2001. The increases during 2003, as compared to the prior years, was due primarily to the prior years including a tax credit for which, beginning in 2003, we were no longer eligible.

Professional and General Liability Claims

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased an umbrella excess policy for our subsidiaries through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation.

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that could become our liability, however, we are entitled to receive reimbursement from state insurance guaranty funds, other commercial insurers and/or PHICO’s estate for a portion of certain claims ultimately paid by us.

Our estimated liability for professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate.

As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2002, the total reserve for our professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries), of which $12 million is included in other current liabilities. Included in other assets was $43.0 million as of December 31, 2003, and $37.0 million as of December 31, 2002, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

Effects of Inflation and Seasonality

Seasonality — Our business is typically seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in our hospitals during those months.

Inflation — Although inflation has not had a material impact on our results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Our acute care and behavioral health care facilities are experiencing the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, due to unfavorable pricing and availability trends in the professional and general liability insurance markets, the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against our subsidiaries, will not have a material adverse effect on our future results of operations.

Although the we cannot predict our ability to continue to cover future cost increases, we believe that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, our ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.

Liquidity

Year ended December 31, 2003 as compared to December 31, 2002:

Net cash provided by operating activities

Net cash provided by operating activities was $377 million during 2003 as compared to $331 million during 2002. The 14% or $46 million increase was primarily attributable to:

•	a favorable change of $34 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, losses on foreign exchange and debt extinguishment, gains on sales of assets and businesses and recovery of provision for judgment);

•	a favorable change of $28 million in accrued and deferred income taxes due primarily to the timing of income tax payments and the favorable effect of “bonus” depreciation and tax benefits on increased capital expenditures;

•	a favorable change of $24 million in accounts receivable (partially due to the prior year containing unfavorable changes due to the timing of Medicare settlements and the increased patient volume and revenue at the George Washington University Hospital which opened during the third quarter of 2002);

•	an unfavorable change of $44 million in other working capital accounts due primarily to timing of accrued compensation payments and accounts payable disbursements;

•	$4 million of other net favorable changes in working capital.

Net cash used in investing activities

Net cash used in investing activities increased to $480 million during 2003 as compared to $202 million during 2002. During 2003, we spent $224 million to finance capital expenditures and an additional $281 million on the acquisition of newly acquired facilities, including the following:

2003 Capital Expenditures

•	Completion of the newly constructed Spring Valley Hospital;

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida that is scheduled to open during the third quarter of 2004;

•	Completion of a 90-bed addition to our Northwest Texas Hospital;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2003 Acquisitions

•	The North Star Hospital and related treatment centers;

•	Three acute care facilities located in France;

•	Three acute care facilities in California, Corona Regional Medical Center, French Medical Center and Arroyo Grande Community Hospital, all of which are ownership effective as of January 1, 2004;

•	The acquisition of a 90% controlling ownership interest in Pendleton Methodist Hospital in Louisiana, which is ownership effective January 1, 2004, and;

•	The acquisition of a behavioral health facility located in Alaska and an outpatient surgery center located in Oklahoma.

Capital expenditures committed to by us, including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 2003 are expected to total approximately $225 million to $250 million. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

During 2003, we received total cash proceeds of $25 million for the sale of five radiation therapy centers, two medical office buildings (which were sold to limited liability companies that are majority owned by Universal Health Realty Income Trust), an outpatient surgery center and the disposition of our investment in a healthcare related company. These transactions resulted in a combined pre-tax gain of $15 million ($9 million after minority interest expense and income taxes) which is included in our 2003 financial statements.

During 2002, we spent $3 million to acquire a majority interest in an outpatient surgery center located in Puerto Rico and $207 million to finance capital expenditures, including the following:

•	Construction costs related to the completion of the new George Washington University Hospital located in Washington, D.C. which opened in August, 2002;

•	Construction costs related to a 56-bed patient tower at Auburn Regional Medical Center located in Auburn, Washington which opened in January, 2003;

•	Construction costs related to the first phase of the newly constructed Spring Valley Hospital located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

During 2002, we received total cash proceeds of $8 million resulting from the sale of real estate related to a women’s hospital and radiation oncology center both of which were closed in a prior year and written down to their estimated net realizable values. The sale of the real property of the women’s hospital resulted in a $2 million recovery of closure costs and the net gain on the sale of the assets of the radiation therapy center did not have a material impact on the 2002 results of operations.

Net cash provided by/used in financing activities

During 2003, net cash provided by financing activities amounted to $121 million as compared to $135 million of net cash used in financing activities during 2002. The $121 million of net cash provided by financing activities during 2003 consisted of the following: (i) $175 million of additional borrowings, borrowed primarily under our $400 million revolving credit agreement (“Revolver”), to finance the acquisitions mentioned above; (ii) $54 million spent during 2003 to repurchase 1.4 million shares of our Class B Common Stock on the open market; (iii) $5 million spent during the fourth quarter of 2003 to pay an $.08 per share quarterly cash dividend, and; (iv) $5 million of other net cash provided by financing activities.

The $135 million of net cash used in financing activities during 2002 consisted of the following: (i) $67 million of net repayments of debt ($106 million of repayments, the majority of which reduced outstanding borrowings under our Revolver, less $39 million of additional borrowings consisting primarily of new borrowings pursuant to the terms of our France subsidiary’s debt facility); (ii) $77 million spent during 2002 to repurchase 1.7 million shares of our Class B Common Stock, and; (iii) partially offset by $9 million of other net cash provided by financing activities.

Year ended December 31, 2002 as compared to December 31, 2001:

Net cash provided by operating activities

Net cash provided by operating activities was $331 million during 2002 as compared to $298 million during 2001. The 11% or $33 million increase during 2002 was primarily attributable to:

•	a favorable change of $23 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, losses on foreign exchange and debt extinguishment and provision for insurance settlements);

•	an unfavorable change of $36 million in accounts receivable, partially due to the timing of Medicare settlements and the increased patient volume and revenue at the new George Washington University Hospital which opened during the third quarter of 2002;

•	a $19 million favorable change in accrued insurance expense net of payments made in settlement of self-insurance claims and commercial premiums paid caused primarily by our subsidiaries assuming a greater portion of the professional and general liability risk beginning in January, 2002;

•	a $17 million favorable change due to timing of income tax payments, and;

•	$10 million of other net favorable working capital changes.

Net cash used in investing activities

Net cash used in investing activities was $202 million during 2002 as compared to $416 million during 2001. As mentioned above, during 2002, we spent $207 million to finance capital expenditures, $3 million for an acquisition and received $8 million for the sales for real estate. During 2001, we spent $153 million to finance capital expenditures and $263 million for the acquisition of newly acquired facilities, including the following:

2001 Capital Expenditures

•	Completion of the newly constructed Doctors’ Hospital of Laredo, a 180-bed acute care facility located in Laredo, Texas;

•	Construction costs related to the 126-bed addition to the Desert Springs Hospital located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2001 Acquisitions

•	The Hospital San Juan Capestrano, a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico;

•	The Rancho Springs Medical Center (subsequently merged into Southwest Healthcare), a 96-bed acute care facility located in Murrieta, California;

•	Pembroke Hospital (107-bed) and Westwood Lodge Hospital (126-bed), two behavioral health care facilities located in Massachusetts;

•	A 60-bed specialty heart hospital located in McAllen, Texas (subsequently merged into McAllen Medical Center);

•	An 80% ownership interest in an operating company that owned nine hospitals located in France;

•	The Lancaster Community Hospital, a 117-bed acute care facility located in Lancaster, California (ownership effective January 1, 2002);

•	The Central Montgomery Medical Center, a 150-bed acute care facility located in Lansdale, Pennsylvania (ownership effective January 1, 2002);

•	Majority ownership interests in two ambulatory surgery centers located in Nevada and Louisiana.

Net cash provided by/used in financing activities

During 2002, net cash used in financing activities amounted to $135 million (as mentioned above) as compared to $131 million of net cash provided by financing activities during 2001. The $131 million of net cash provided by financing activities during 2001 consisted of the following: (i) $143 million of additional net debt borrowings ($280 million of additional borrowings, consisting of $199 million of net proceeds generated from the issuance of 6.75%, 10-year notes and additional amounts borrowed primarily under our Revolver, less $137 million of repayments consisting primarily of the redemption of 8.75%, $135 million notes), and; (ii) $12 million of other net cash used in financing activities.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $400 million unsecured non-amortizing revolving credit agreement (“Revolver”), which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $11.6 million was available at December 31, 2003. The interest rate on borrowings is determined at our option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the our leverage ratio. At December 31, 2003, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At December 31, 2003, we had $157 million of unused borrowing capacity available under the Revolver.

We also have a $100 million commercial paper credit facility which is fully collateralized by a portion of our acute care patient acounts receivable. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which, can be refinanced through available borrowings under our Revolver, are classified as long-term. As of December 31, 2003, we had no unused borrowing capacity under the terms of the commercial paper facility.

During 2003, our 80% owned France subsidiary entered into a senior credit agreement denominated in Euros which provides for a total commitment of 90 million Euros. The loan, which is non-recourse to us, amortizes to zero over the life of the agreement and matures on December 4, 2009. Interest on the loan is at the option of our majority-owned subsidiary and can be based on the one, two, three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at December 31, 2003 was 2.25%. As of December 31, 2003, the interest rate was 4.43%, including the spread of 2.25%, and the effective interest rate including the effects of the designated interest rate swaps and the spread of 2.25% was 6.28%. As of December 31, 2003, there was 41 million Euros ($52 million) of debt outstanding, and 48 million Euros ($61 million) of unused borrowing capacity, pursuant to the terms of this agreement.

During 2001, we issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The notes can be redeemed in whole at any time and in part from time to time.

Additionally, we issued discounted Convertible Debentures in 2000 which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 11.2048 shares of our common stock per $1,000 of Debentures, however, we have the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

Our total debt as a percentage of total capitalization was 45% at December 31, 2003 and 43% at December 31, 2002. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2003.

Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2003.

The fair value of our long-term debt at December 31, 2003 and 2002 was approximately $1.00 billion and $791.1 million, respectively.

We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

Off-Balance Sheet Arrangements

As of December 31, 2003, we were party to certain off balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds, as of December 31, 2003, totaled $40 million consisting of: (i) $34 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

Obligations under operating leases for real property, real property master leases and equipment amount to $122.8 million as of December 31, 2003, as disclosed in Note 7 to our consolidated financial statements. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease six hospital facilities from Universal Health Realty Income Trust with terms expiring in 2004 through 2008. These leases contain up to five 5-year renewal options.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2003:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Long-term debt—fixed(a)	$512,531	$5,684	$10,527	$1,121	$495,199	(b)
Long-term debt—variable	366,906	5,190	323,504	28,012	10,200
Accrued interest	2,508	2,508	—	—	—
Construction commitments(c)	40,000	—	40,000	—	—
Purchase obligation(d)	150,740	15,207	30,531	32,715	72,287
Operating leases	128,337	42,968	62,364	12,742	10,263

Total contractual cash obligations	$1,201,022	$71,557	$466,926	$74,590	$587,949

(a)	Includes capital lease obligations
(b)	Amount is presented net of discount on Convertible Debentures of $299,119.
(c)	Estimated cost of completion on the construction of a new 100-bed acute care facility in Eagle Pass, Texas.
(d)	Minimum obligation pursuant to a contract that expires in 2012, that provides for certain data processing services at our acute care and behavioral health facilities

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by entering into interest rate swap transactions. Our interest rate swap agreements are contracts that require us to pay fixed and receive floating interest rates or to pay floating and receive fixed interest rates over the life of the agreements. The floating-rates are based on LIBOR and the fixed-rate is determined at the time the swap agreement is consummated.

As of December 31, 2003, we had three U.S. dollar interest rate swaps. One fixed rate swap with a notional principal amount of $125 million expires in August 2005. We pay a fixed rate of 6.76% and receives a floating rate equal to three month LIBOR. As of December 31, 2003, the effective floating rate of this interest rate swap was 1.18%. We are also a party to two floating rate swaps having a notional principal amount of $60 million in which we receive a fixed rate of 6.75% and pay a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2003, the average floating rate of the $60 million of interest rate swaps was 2.56%.

As of December 31, 2003, a majority-owned subsidiary of ours had two interest rate swaps denominated in Euros. The total notional amount of these two interest rate swaps is 35.1 million Euros ($44.2 million based on the end of period currency exchange rate). The notional amount decreases to 27.5 million Euros ($34.6 million) on December 30, 2004, and the swaps mature on June 30, 2005. Our subsidiary pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of December 31, 2003 was 2.17%.

The interest rate swap agreements do not constitute positions independent of the underlying exposures. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features. We are exposed to credit losses in the event of nonperformance by the counterparties to its financial instruments. The counterparties are creditworthy financial institutions, rated AA or better by Moody’s Investor Services and we anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. For the years ended December 31, 2003, 2002 and 2001, we received weighted average rates of 3.1%, 3.5% and 5.9%, respectively, and paid a weighted average rate on its domestic interest rate swap agreements of 5.5% in 2003, 5.7% in 2002 and 6.9% in 2001.

The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps as of December 31, 2003. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by maturity date and weighted average interest rates based on rates in effect at December 31, 2003. The fair values of long-term debt and interest rate swaps were determined based on market prices quoted at December 31, 2003, for the same or similar debt issues.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt:
Fixed rate—Fair value	$5,684	$7,520	$3,007	$1,087	$34	$617,992 (a)	$635,324
Fixed rate—Carrying value	$5,684	$7,520	$3,007	$1,087	$34	$495,199	$512,531
Average interest rates	6.3%	5.9%	5.7%	5.0%	8.0%	5.7%	5.7%
Variable rate long-term debt	$5,187	$7,262	$316,242	$14,006	$14,006	$10,200	$366,903
Interest rate swaps:
Pay fixed/receive variable Notional amounts		$125,000					$125,000
Fair value		$10,825					$10,825
Average pay rate		6.76%
Average receive rate		3 month LIBOR
Pay variable/receive fixed notional amounts						$(60,000)	$(60,000)
Fair value						$(4,879)	$(4,879)
Average pay rate						6 Month LIBOR plus spread
Average receive rate						6.75%
Euro denominated Swaps:
Pay fixed/receive variable notional amount	$9,599	$34,591					$44,190
Fair value		$1,157					$1,157
Average pay rate	4.35%	4.35%
Average receive rate	6 Month EURIBOR	6 Month EURIBOR

(a)	The fair value of our 5% Convertible Debentures (“Debentures”) at December 31, 2003 is $387 million, however, we have the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. On June 23, 2006 the amount necessary to redeem all Debentures would be $319 million. If the Debentures could be redeemed at the same basis at December 31, 2003 the redemption amount would be $288 million. The holders of the Debentures may convert the Debentures to our Class B stock at any time. If all Debentures were converted, the result would be the issuance of 6.6 million shares of our Class B Common Stock.

ITEM 8.    Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Common Stockholders’ Equity, and Consolidated Statements of Cash Flows, together with the reports of KPMG LLP and a previously issued report of Arthur Andersen LLP, independent public accountants, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Financial Statement Schedule.” The report of Arthur Andersen LLP has not been reissued.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosures during the last three fiscal years. On June 18, 2002, we dismissed Arthur Andersen LLP as our independent public accountants and decided to engage KPMG LLP to serve as our independent public accountant for 2002. Our decision to change our independent accountants was approved by the Board of Directors upon recommendation of the Audit Committee. For more information with respect to this matter, see our current report on Form 8-K filed on June 18, 2002.

ITEM 9A.    Controls and Procedures.

As of December 31, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There have been no significant changes in our internal controls or in other factors during the fourth quarter of 2003 that have materially effected, or are reasonably likely to materially effect, our internal controls.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Directors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003. See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11.    Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 13.    Certain Relationships and Related Transactions

There is hereby incorporated by reference the information to appear under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

ITEM 14.    Principal Accounting Fees and Financial Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. and 2. Financial Statements and Financial Statement Schedule.

See Index to Financial Statements and Financial Statement Schedule.

(b)  Reports on Form 8-K

1)	Report on Form 8-K dated October 20, 2003, furnished under Item 12, Results of Operations and Financial Condition, that we issued a press release announcing our financial results for the quarter ended September 30, 2003.
2)	Report on Form 8-K dated November 10, 2003, furnished under Item 12, Results of Operations and Financial Condition, reporting that we issued a press release announcing our financial results for the quarter ended September 30, 2003, reflecting the changes due to the deferral of FASB Statement 150.

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

10.1  Amended and Restated Employment Agreement, dated as of November 14, 2001, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.2  Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.3  Agreement, effective January 1, 2004, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.7  Universal Health Services, Inc. Executive Retirement Income Plan dated January 1, 1993, previously filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

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

10.17  2002 Executive Incentive Plan, previously filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

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

10.22  Deferred Compensation Plan for Universal Health Services Board of Directors and Amendment thereto, previously filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

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

10.29  Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on 10-K for the year ended December 31, 2002, is incorporated herein by reference.

11.  Statement re computation of per share earnings is set forth in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

22.  Subsidiaries of Registrant.

23.2  Information Regarding Consent of Arthur Andersen LLP

24.1  Independent Auditors’ Consent - KPMG LLP

24.2  Consent of Independent Public Accountants - Arthur Andersen LLP

31.1  Certification from the Company’s Chief Executive Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

31.2  Certification from the Company’s Chief Financial Officer Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934.

32.1  Certification from the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification from the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UNIVERSAL HEALTH SERVICES, INC.

By:	/s/ ALAN B. MILLER
Alan B. Miller President

March	12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, President and Director (Principal Executive Officer)	March 12, 2004

/s/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	March 12, 2004

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	March 12, 2004

/s/ JOHN H. HERRELL John H. Herrell	Director	March 12, 2004

/s/ JOHN F. WILLIAMS, JR., M.D. John F. Williams, Jr., M.D.	Director	March 12, 2004

/s/ LEATRICE DUCAT Leatrice Ducat	Director	March 12, 2004

/s/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary	March 12, 2004

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

[GRAPHIC APPEARS HERE]

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Universal Health Services, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of Universal Health Services, Inc. (a Delaware Corporation) and subsidiaries as listed in the companying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. The 2001 consolidated financial statements and financial statement schedule of Universal Health Services, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions as described in Note 1 to the consolidated financial statements, in their report dated February 13, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of Universal Health Services, Inc. and subsidiaries as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Universal Health Services, Inc. and subsidiaries other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 18, 2004

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of December 31, 2001 and 2000 and the consolidated statements of income, common stockholders’ equity and cash flows for the year ended December 31, 2000 and 1999, which are no longer included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania

February 13, 2002

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2003	2002	2001
	(In thousands, except per share data)
Net revenues	$3,643,566	$3,258,898	$2,840,491
Operating charges
Salaries, wages and benefits	1,457,395	1,298,967	1,122,428
Other operating expenses	848,495	787,408	668,026
Supplies expense	495,945	425,142	368,091
Provision for doubtful accounts	263,724	231,362	240,025
Depreciation & amortization	144,466	124,794	127,523
Lease and rental expense	64,077	61,712	53,945
Provision for asset impairment	13,742	—	—
Provision for insurance settlements	—	—	40,000
Losses on foreign exchange and derivative transactions	—	—	8,862

	3,287,844	2,929,385	2,628,900

Income before other expenses (income) and income taxes	355,722	329,513	211,591
Interest expense, net	38,233	34,966	37,776
Recovery of provision for judgment/closure costs	(8,867)	(2,182)	—
Gains on sales of assets and businesses	(14,623)	—	—
Minority interests in earnings of consolidated entities	23,280	19,658	17,518

Income before income taxes	317,699	277,071	156,297
Provision for income taxes	118,430	101,710	56,555

Net income	199,269	175,361	99,742

Earnings per Common Share:
Basic	$3.45	$2.94	$1.67

Diluted	$3.20	$2.74	$1.60

Weighted average number of common shares—basic	57,688	59,730	59,874
Shares for conversion of convertible debentures	6,577	6,577	6,577
Weighted average number of common share equivalents	824	768	769

Weighted average number of common shares and equivalents—diluted	65,089	67,075	67,220

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollar amounts in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$34,863	$17,750
Accounts receivable, net	503,929	474,763
Supplies	61,736	58,217
Deferred income taxes	25,271	25,023
Other current assets	19,992	17,865

Total current assets	645,791	593,618
Property and Equipment
Land	169,285	154,804
Buildings and improvements	1,120,313	978,655
Equipment	658,932	586,096
Property under capital lease	44,540	42,346

	1,993,070	1,761,901
Accumulated depreciation	(774,938)	(687,430)

	1,218,132	1,074,471
Construction-in-progress	86,209	98,724

	1,304,341	1,173,195
Other assets
Goodwill	442,504	410,320
Deferred charges	15,832	14,390
Other, including deposits on acquisitions of $230 million in 2003	364,262	137,614

	822,598	562,324

	$2,772,730	$2,329,137

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY

Current Liabilities
Current maturities of long-term debt	$10,871	$8,253
Accounts payable	178,824	170,471
Accrued liabilities
Compensation and related benefits	78,060	82,900
Interest	2,508	3,690
Taxes other than income	25,268	25,068
Other	85,599	67,969
Federal and state taxes	14,623	12,062

Total current liabilities	395,753	370,413
Other Noncurrent Liabilities	216,094	206,238
Minority Interests	159,554	140,247
Long-Term Debt	868,566	680,514
Deferred Income Taxes	41,841	14,266
Commitments and Contingencies
Common Stockholders’ Equity
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares; issued and outstanding 3,328,404 shares in 2003 and 3,328,404 in 2002	33	33
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares; issued and outstanding 54,376,706 shares in 2003 and 55,341,350 in 2002	544	553
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares; issued and outstanding 335,800 shares in 2003 and 335,800 in 2002	3	3
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares; issued and outstanding 31,259 shares in 2003 and 35,506 in 2002	—	—
Capital in excess of par value, net of deferred compensation of $9,456 in 2003 and $14,247 in 2002	42,480	84,135
Cumulative dividends	(4,644)	—
Retained earnings	1,050,694	851,425
Accumulated other comprehensive income/(loss)	1,812	(18,690)

	1,090,922	917,459

	$2,772,730	$2,329,137

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance January 1, 2001	$19	$278	$2	—	$139,953	—	$576,322	—	$716,574
Common Stock
Issued including tax benefits from exercise of stock options	—	1	—	—	4,844	—	—	—	4,845
Stock dividend	19	278	2	—	(299)	—	—	—	—
Repurchased	—	(1)	—	—	(7,733)	—	—	—	(7,734)
Amortization of deferred compensation	—	—	—	—	635	—	—	—	635
Comprehensive income:
Net income	—	—	—	—	—	—	99,742	—	99,742
Foreign currency translation adjustments	—	—	—	—	—	—	—	161	161
Cumulative effect of change in accounting principle (SFAS No. 133) on other comprehensive income (net of income tax effect of $2,801)	—	—	—	—	—	—	—	(4,779)	(4,779)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $1,727)	—	—	—	—	—	—	—	2,947	2,947
Unrealized derivative gains on cash flow hedges (net of income tax effect of $2,632)	—	—	—	—	—	—	—	(4,491)	(4,491)

Subtotal—comprehensive income	—	—	—	—	—	—	99,742	(6,162)	93,580

Balance January 1, 2002	38	556	4	—	137,400	—	676,064	(6,162)	807,900
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	(5)	14	(1)	—	6,558	—	—	—	6,566
Repurchased	—	(17)	—	—	(76,598)	—	—	—	(76,615)
Amortization of deferred compensation	—	—	—	—	15,396	—	—	—	15,396
Stock option expense	—	—	—	—	1,379	—	—	—	1,379
Comprehensive income:
Net income	—	—	—	—	—	—	175,361	—	175,361
Foreign currency translation adjustments	—	—	—	—	—	—	—	(719)	(719)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $2,387)	—	—	—	—	—	—	—	4,073	4,073
Unrealized derivative losses on cash flow hedges (net of income tax effect of $4,783)	—	—	—	—	—	—	—	(8,161)	(8,161)
Minimum pension liability (net of income tax effect of $4,525)	—	—	—	—	—	—	—	(7,721)	(7,721)

Subtotal—comprehensive income	—	—	—	—	—	—	175,361	(12,528)	162,833

Balance January 1, 2003	33	553	3	—	84,135	—	851,425	(18,690)	917,459
Common Stock
Issued including tax benefits from exercise of stock options	—	5	—	—	8,998	—	—	—	9,003
Repurchased	—	(14)	—	—	(54,304)	—	—	—	(54,318)
Amortization of deferred compensation	—	—	—	—	3,651	—	—	—	3,651
Dividends paid ($.08 per share)	—	—	—	—	—	(4,644)	—	—	(4,644)
Comprehensive income:
Net income	—	—	—	—	—	—	199,269	—	199,269
Foreign currency translation adjustments	—	—	—	—	—	—	—	15,660	15,660
Adjustment for settlement amounts reclassified into income (net of income tax effect of $2,901)	—	—	—	—	—	—	—	4,950	4,950
Unrealized derivative losses on cash flow hedges (net of income tax effect of $935)	—	—	—	—	—	—	—	(1,596)	(1,596)
Minimum pension liability (net of income tax effect of $872)	—	—	—	—	—	—	—	1,488	1,488

Subtotal—comprehensive income	—	—	—	—	—	—	199,269	20,502	219,771

Balance December 31, 2003	$33	$544	$3	$0	$42,480	$(4,644)	$1,050,694	$1,812	$1,090,922

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(Amount in thousands)
Cash Flows from Operating Activities:
Net income	$199,269	$175,361	$99,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,466	124,794	127,523
Accretion of discount on convertible debentures	11,408	10,903	10,323
Losses on foreign exchange and debt extinguishment	—	—	10,460
Gains on sales of assets and businesses	(14,623)	—	—
Provision for asset impairment	13,742	—	—
Recovery of provision for judgment	(8,867)	—	—
Provision for insurance settlements	—	—	40,000
Changes in assets and liabilities, net of effect from acquisitions and dispositions:
Accounts receivable	(10,530)	(34,987)	1,384
Accrued interest	(1,182)	640	(1,914)
Accrued and deferred income taxes	35,189	7,347	(9,292)
Other working capital accounts	(20,490)	23,679	13,913
Other assets and deferred charges	11,517	(5,113)	10,689
Increase in working capital at acquired facilities	—	—	(9,133)
Other	(6,810)	(5,972)	(7,304)
Minority interests in earnings of consolidated entities, net of distributions	344	7,425	2,874
Accrued insurance expense, net of commercial premiums paid	66,744	58,316	23,531
Payments made in settlement of self-insurance claims	(43,402)	(31,134)	(15,253)

Net cash provided by operating activities	376,775	331,259	297,543

Cash Flows from Investing Activities:
Property and equipment additions, net	(224,370)	(206,838)	(152,938)
Acquisition of businesses and deposits on acquisitions	(281,268)	(3,000)	(263,463)
Proceeds received from merger, sale or disposition of assets	25,376	8,369	—

Net cash used in investing activities	(480,262)	(201,469)	(416,401)

Cash Flows from Financing Activities:
Additional borrowings, net of financing costs	175,033	39,311	280,499
Reduction of long-term debt	(13,164)	(106,439)	(137,005)
Capital contributions from minority member	14,541	5,908	—
Net cash paid related to termination of interest rate swap, foreign currency currency and early extinguishment of debt	—	—	(6,608)
Issuance of common stock	3,152	2,947	2,009
Repurchase of common shares	(54,318)	(76,615)	(7,734)
Dividends paid	(4,644)	—	—

Net cash provided by (used in) financing activities	120,600	(134,888)	131,161

Increase (Decrease) in Cash and Cash Equivalents	17,113	(5,098)	12,303
Cash and Cash Equivalents, Beginning of Period	17,750	22,848	10,545

Cash and Cash Equivalents, End of Period	$34,863	$17,750	$22,848

Supplemental Disclosures of Cash Flow Information:
Interest paid	$27,576	$23,203	$27,767
Income taxes paid, net of refunds	$81,919	$94,412	$64,492

Supplemental Disclosures of Noncash Investing and Financing Activities:

See Notes 2 and 6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our principal business is owning and operating, through our subsidiaries acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. We operate 48 acute care hospitals and 44 behavioral health centers located in 22 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 16 surgery and radiation oncology centers located in 9 states and Puerto Rico. Included in the facilities mentioned above were 3 acute care hospitals located in California and one acute care hospital located in Louisiana which were ownership effective on January 1, 2004. We also acquired an additional acute care facility located in Louisiana effective February 1, 2004.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services and behavioral health services. We provide capital resources as well as a variety of management services to its facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

Net revenues from our acute care hospitals (including the facilities located in France) and ambulatory and radiation oncology centers accounted for 83%, 82% and 81% of consolidated net revenues in 2003, 2002 and 2001, respectively. Net revenues from our behavioral health care facilities accounted for 17%, 17% and 19%, of consolidated net revenues in 2003, 2002 and 2001, respectively.

The more significant accounting policies follow:

A)  Principles of Consolidation:    The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us or our subsidiaries as the managing general partner. All significant intercompany accounts and transactions have been eliminated. Prior to the fourth quarter of 2003, we consolidated the accounts of our French subsidiary on the basis of the year ending November 30th. During the fourth quarter of 2003, we recorded an additional month of operating results to convert this subsidiary to a December 31st year-end.

B)  Revenue Recognition:    We record revenues and the related receivables for health care services at the time the services are provided. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. We report net patient service revenue at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. We accrued retroactive adjustments on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.

Medicare and Medicaid revenues represented 41%, 42% and 42% of our net revenues during 2003, 2002 and 2001, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41%, 39% and 37% of our revenues during 2003, 2002 and 2001, respectively. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. The large majority of the revenues generated by the acute care hospitals owned by our France subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or accounts receivable, net.

C)  Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. At December 31, 2003 and 2002, accounts receivable are recorded net of allowance for doubtful accounts of $56.4 million and $59.1 million, respectively.

D)  Concentration of Revenues:    Our four majority-owned facilities operating in the Las Vegas market (including the newly constructed Spring Valley Hospital which opened during the fourth quarter of 2003) contributed on a combined basis 15%, 15% and 16% of our consolidated net revenues during 2003, 2002 and 2001, respectively. Two facilities located in the McAllen/Edinburg, Texas market contributed, on a combined basis, 10%, 11% and 11% of our consolidated net revenues during 2003, 2002 and 2001, respectively.

E)  Cash and Cash Equivalents:    We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Interest expense in the consolidated statements of income is net of interest income of approximately $200,000 during 2003, $600,000 during 2002 and $1.9 million during 2001.

F)  Property and Equipment:    Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. We remove the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations.

We capitalize interest expense on major construction projects while in process. We capitalized $3.6 million, $4.6 million and $3.0 million of interest related to major construction in projects in 2003, 2002 and 2001, respectively.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $132.2 million, $113.7 million and $96.1 million in 2003, 2002 and 2001, respectively.

G)  Long-Lived Assets:    In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If our analysis indicates that the carrying value is not recoverable from future cash flows, we recognize an impairment loss and write the long-lived asset down to its estimated fair value. We determine the fair values based on estimated future cash flows using appropriate discount rates.

Based on the operating performance of our acute care pediatric hospital in Puerto Rico and in connection with the development of our operating plan and 2004 budget for this facility, we assessed the facility’s current competitive position and estimates of future cash flows. Based on this assessment, we recorded a $13.7 million pre-tax charge in the fourth quarter of 2003 to write-down the carrying value of certain long-lived assets at this facility to their estimated fair values.

H)  Goodwill:    In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill as of January 1, 2002. We review for impairment at the reporting unit level on an annual basis (September 1st) or sooner if any indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. The results of our analysis performed as of September 1, 2003, did not indicate any impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

The following table sets forth the computation of basic and diluted earnings per share on a pro-forma basis assuming that SFAS No. 142 was adopted on January 1, 2001:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Reported net income	$199,269	$175,361	$99,742
Add back: goodwill amortization, net of tax of $9.1 million in 2001	—	—	15,600

Net income, as adjusted	$199,269	$175,361	$115,342

Basic earnings per share:
Reported net income	$3.45	$2.94	$1.67
Goodwill amortization	—	—	0.26

Net income, as adjusted	$3.45	$2.94	$1.93

Diluted earnings per share:
Reported net income	$3.20	$2.74	$1.60
Goodwill amortization	—	—	0.24

Net income, as adjusted	$3.20	$2.74	$1.84

Changes in the carrying amount of goodwill for the two years ended December 31, 2003 were as follows (in thousands):

	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
Balance, January 1, 2002	$277,692	$54,122	$40,813	$372,627
Goodwill acquired during the period	30,246	328	3,022	33,596
Adjustments to goodwill(a)	—	—	4,097	4,097

Balance, January 1, 2003	307,938	54,450	47,932	410,320
Goodwill acquired during the period	942	2,386	16,768	20,096
Goodwill divested during the period	—	—	(860)	(860)
Adjustments to goodwill(a)	—	—	12,948	12,948

Balance, December 31, 2003	$308,880	$56,836	$76,788	$442,504

(a)	Consists of the foreign currency translation adjustment on goodwill recorded in connection with our 80% ownership interest in an operating company that owns acute care facilities in France.

I)  Other Assets:    During 1994, we established an employee life insurance program covering approximately 2,100 employees. The cash surrender value of the policies ($14.9 million at December 31, 2003 and $15.8 million at December 31, 2002) was recorded net of related loans ($14.8 million at December 31, 2003 and $15.7 million at December 31, 2002) and is included in other assets.

Included in other assets are estimates of expected recoveries from various state guaranty funds, insurers and other sources in connection with PHICO related professional and general liability claims payments amounting to $43.0 million and $37.0 million at December 31, 2003 and December 31, 2002, respectively. Actual recoveries may vary from these estimates due to the inherent uncertainties involved in making such estimates. Other assets at December 31, 2003 also include $230 million of deposits on acquisitions, which were consummated on January 1, 2004.

As of December 31, 2003 and 2002, other intangible assets, net of accumulated amortization, were not material.

J)  Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred by not reported. Estimated losses from asserted and incurred but not yet reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk.

In addition, we also maintain self-insured employee benefits programs for healthcare and dental claims. The ultimate costs related to these programs includes expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date. The amounts of the changes are recognized currently as additional expense or as a reduction of expense and if payments of claims exceed our projected estimates, the insurance accruals could be materially adversely affected.

K)  Income Taxes:    Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets and therefore no valuation allowances have been recorded.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service and various state authorities through the year ended December 31, 1999. The Internal Revenue Service recently commenced a routine examination of the subsequent years. We believe that adequate accruals have been provided for federal and state taxes.

L)  Other Noncurrent Liabilities:    Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves and pension liability.

M)  Minority Interest:    As of December 31, 2003 and 2002, the $159.6 million and $140.2 million, respectively, minority interest liability consists primarily of a 27.5% outside ownership interest in our four acute care facilities located in Las Vegas, Nevada, a 20% outside ownership interest in our acute care facility located in Washington, DC and a 20% outside ownership interest in our operating company that owns twelve hospitals in France.

In connection with the four acute care facilities located in Las Vegas, the outside owners have certain “put rights” that may require the respective limited liabilities companies to purchase the minority member’s interests upon the occurrence of: (i) certain specified financial conditions falling below established thresholds, (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the twelve hospitals located in France, the minority owners have certain “put rights” that if exercised, would require us to purchase a stipulated percentage of their shares (up to 25% of the shares through December 31, 2003; up to 50% of the shares through December 31, 2004 and up to 100% of the shares through March 31, 2009) at a multiple of the subsidiary’s earnings before interest, taxes, depreciation and amortization, as defined. We also have certain “call rights” that would allow us to purchase all of the minority owners’ shares pursuant to this formula at any time through December 31, 2009.

N)  Comprehensive Income:    Comprehensive income or loss is recorded in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”. SFAS No.130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments, foreign currency translation adjustments and the minimum pension liability.

O) Accounting for Derivative Financial Investments and Hedging Activities:    We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enters into interest rate swap agreements, in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

We account for our derivative and hedging activities using SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, which requires all derivative instruments, including certain derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. For derivative transactions designated as hedges, we formally document all relationships between the hedging instrument and the related hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction.

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

We use interest rate swaps in our cash flow hedge transactions. The interest rate swaps are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability. For derivative instruments designated as cash flow hedges, the ineffective portion of the change in expected cash flows of the hedged item are recognized currently in the income statement.

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

P)  Foreign Currency:    One of our subsidiaries operates in France, whose currency is denominated in Euros. Our French subsidiary translates its assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. Any resulting gains or losses are recorded in accumulated other comprehensive income (loss) in the accompanying balance sheet.

The revenue and expense accounts of the France subsidiary are translated into U.S. dollars at the average exchange rate that prevailed during the period. Therefore, the U.S. dollar value of the French subsidiary’s operating results may fluctuate from period to period due to changes in exchange rates.

Q)  Stock-Based Compensation:    At December 31, 2003, we have a number of stock-based employee compensation plans, which are more fully described in Note 5. We account for these plans under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related

Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No.123,”Accounting for Stock-Based Compensation,” to stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income	$199,269	$175,361	$99,742
Add: total stock-based compensation expenses included in net income, net of tax of $1.4 million, $6.3 million and $249 in 2003, 2002 and 2001, respectively.	2,412	10,691	425
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards, net of tax of $5.2 million, $11.0 million and $5.1 million in 2003, 2002 and 2001, respectively.	(8,916)	(18,894)	(8,725)

Pro forma net income	$192,765	$167,158	$91,442

Basic earnings per share, as reported	$3.45	$2.94	$1.67
Basic earnings per share, pro forma	$3.34	$2.80	$1.53
Diluted earnings per share, as reported	$3.20	$2.74	$1.60
Diluted earnings per share, pro forma	$3.10	$2.62	$1.48

R)  Earnings per Share:    Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Basic:
Net income	$199,269	$175,361	$99,742
Less: Dividends on unvested restricted stock, net of taxes	(28)	—	—

Adjusted net income-basic	$199,241	$175,361	$99,742

Weighted average number of common shares	57,688	59,730	59,874

Earnings per common share-basic	$3.45	$2.94	$1.67

Diluted:
Adjusted net income-basic	$199,241	$175,361	$99,742
Add: discounted convertible debenture interest, net of income tax effect	8,799	8,451	8,120

Adjusted net income-diluted	$208,040	$183,812	$107,862

Weighted average number of common shares	57,688	59,730	59,874
Net effect of dilutive stock options and grants based on the treasury stock method	824	768	769
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577

Weighted average number of common shares and equivalents	65,089	67,075	67,220

Earnings per common share-diluted	$3.20	$2.74	$1.60

S)  Fair Value of Financial Instruments:    The fair values of our registered debt, interest rate swap agreements and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

T)  Use of Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

U)  Reclassifications:    Certain prior period amounts have been reclassified to conform to the current period presentation. Effective January 1, 2003, we adopted SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Accordingly, we reclassified $1.6 million (pre-tax), which was previously reported as an extraordinary item related to early extinguishment of debt, to interest expense for the year ended December 31, 2001.

V)  Recent Accounting Pronouncements:    In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. As of December 31, 2003, we do not have any interests in entities that would be considered variable interest entities.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. Except for our minority partners’ ownership interests in certain consolidated entities with finite lives, we currently do not have any financial instruments that are within the scope of this Statement. Based on preliminary FASB views, we could be required to record these minority interests at their fair value at each reporting period, with changes in fair value reflected in our operating results. The effective date for this provision has been deferred indefinitely. As of December 31, 2003, we estimate that the fair value of our minority interests approximates their carrying value.

In December 2003, FASB Statement No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits, was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for us this year, with additional disclosures required beginning in 2004. Our disclosures in Note 10 incorporate the requirements of Statement 132 (revised).

2)	ACQUISITIONS AND DIVESTITURES

2004 — On February 1, 2004, we purchased a 90% controlling ownership interest in a 156-bed acute care facility located in New Orleans, Louisiana.

2003 — During 2003, we spent $281 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage and Palmer, Alaska; (ii) three acute care facilities located in France which were acquired by an operating company that is 80% owned by us; (iii) three acute care facilities located in California, all of which are ownership effective January 1, 2004, consisting of a 228-bed facility in Corona, a 112-bed facility in San Luis Obispo, and a 65-bed facility in Arroyo Grande; (iv) the acquisition, which is also ownership effective January 1, 2004, of a 90% controlling ownership interest in a 306-bed acute care facility located in East New Orleans, Louisiana, and; (v) the acquisition of a behavioral health facility located in Alaska and an outpatient surgery center located in Oklahoma.

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$(2,000)
Property, plant & equipment	38,000
Goodwill	20,000
Other assets	6,000
Debt	(6,000)
Other liabilities	(5,000)

Cash purchase price for 2003 acquisitions	51,000
Cash deposits made for 2004 acquisitions	230,000

Cash paid for 2003 acquisitions	$281,000

The pro forma effect of these acquisitions (excluding the acquisitions that are ownership effective January 1, 2004) on our net revenues, net income and basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 were immaterial.

During 2003, we received total cash proceeds of $25 million for the sale of five radiation therapy centers, two medical office buildings (which were sold to limited liability companies that are majority owned by Universal Health Realty Income Trust), an outpatient surgery center and the disposition of our investment in a healthcare related company. These transactions resulted in a combined pre-tax gain of $15 million ($9 million after minority interest expense and income taxes) which is included in our 2003 financial statements.

2002 — During 2002, we spent $3 million to acquire a majority ownership interest in the assets and operations of a surgery center located in Puerto Rico. In addition, effective January 1, 2002, we acquired the assets and operations of: (i) a 150-bed acute care facility located in Lansdale, Pennsylvania, and; (ii) a 117-bed acute care facility located in Lancaster, California. Included in other assets at December 31, 2001 were $70 million of deposits related to the acquisition of these two facilities.

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$14,000
Property and equipment	32,000
Goodwill	34,000
Debt	(3,000)
Other liabilities	(4,000)

Total cash purchase price	73,000
Less: cash deposits made in 2001	(70,000)

Cash paid for 2002 acquisitions	$3,000

The pro forma effect of these acquisitions on our net revenues, net income and basic and diluted earnings per share for the year ended December 31, 2002 and 2001 were immaterial.

During 2002, the we received net proceeds of $8.4 million resulting from the sale of real estate related to a women’s hospital and a radiation oncology center, both of which were closed in a prior year and written down to their estimated net realizable values. The sale of the real estate of the women’s hospital resulted in a $2.2 million gain. The gain on the sale of the radiation center was not material.

2001 — During 2001, we spent $263 million to acquire the assets and operations of: (i) a 108-bed behavioral health care facility located in San Juan Capestrano, Puerto Rico; (ii) a 96-bed acute care facility located in Murrieta, California; (iii) two behavioral health care facilities located in Boston, Massachusetts; (iv) a 60-bed specialty heart hospital located in McAllen, Texas; (v) an 80% ownership interest in an operating company that owned nine hospitals located in France; (vi) two ambulatory surgery centers located in Nevada and Louisiana; (vii) a 150-bed acute care facility located in Lansdale, Pennsylvania (ownership effective January 1, 2002), and; (viii) a 117-bed acute care facility located in Lancaster, California (ownership effective January 1, 2002).

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$5,000
Property, plant & equipment	95,000
Goodwill	87,000
Other assets	22,000
Debt	(9,000)
Other liabilities	(7,000)

Cash purchase price for 2001 acquisitions	193,000
Cash deposits made for 2002 acquisitions	70,000

Cash paid for 2001 acquisitions	$263,000

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

3)    FINANCIAL INSTRUMENTS

Fair Value Hedges:    We have two floating rate swaps having a notional principal amount of $60 million in which we receive a fixed rate of 6.75% and pays a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps is ten years and they are both scheduled to expire on November 15, 2011. As of December 31, 2003, the average floating rate on these swaps was 2.56%. During 2003 we recorded a decrease of $1.6 million in other assets to recognize the fair value of these swaps and a $1.6 million decrease in long term debt to recognize the difference between the carrying value and fair value of the related hedged liability.

Cash Flow Hedges:    As of December 31, 2003, we had one fixed rate swap with a notional principal amount of $125 million which expires in August 2005. We pay a fixed rate of 6.76% and receive a floating rate equal to three month LIBOR. As of December 31, 2003, the floating rate of this interest rate swap was 1.18%.

As of December 31, 2003, one of our majority-owned subsidiaries had two interest rate swaps denominated in Euros. The total notional amount of these two interest rate swaps is 35.1 million Euros ($44.2 million based on the end of period currency exchange rate). The notional amount decreases to 27.5 million Euros ($34.6 million) on December 30, 2004, and the swaps mature on June 30, 2005. We pay an average fixed rate of 4.35% and receive six month EURIBOR. The effective floating rate for these swaps as of December 31, 2003 was 2.17%.

During the year ended December 31, 2003, we recorded in accumulated other comprehensive income (“AOCI”), pre-tax losses of $4.9 million ($3.1 million after-tax) to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from December 31, 2003, it is expected that $7.1 million of pre-tax net losses in accumulated OCI will be reclassified into earnings within the next twelve months. During the years ended December 31, 2003, 2002 and 2001, we also recorded charges to earnings of $431,000 ($272,000 after-tax), $169,000 ($107,000 after-tax) and $300,000 ($189,000 after-tax), respectively, to recognize the ineffective portion of its cash flow hedging instruments. As of December 31, 2003, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

4)    LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2003	2002
	(000s)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $13,943 in 2003 and $18,011 in 2002 ) and term loans with varying maturities through 2007; weighted average interest at 6.2% in 2003 and 6.2% in 2002 (see Note 7 regarding capitalized leases)	$19,861	$20,237
Non-recourse term loan (denominated in Euros)	51,876	45,440
Revolving credit and demand notes	204,830	30,000
Commercial paper	100,000	100,000
Revenue bonds:
Interest at floating rates of 1.12% at December 31, 2003 with varying maturities through 2015	10,200	10,200
5.00% Convertible Debentures due 2020, net of the unamortized discount of $299,119 in 2003 and $310,527 in 2002	287,873	276,465
6.75% Senior Notes due 2011, net of the unamortized
discount of $82 in 2003 and $92 in 2002, and fair market value debt adjustment of $4,879 in 2003 and $6,517 in 2002.	204,797	206,425

	879,437	688,767
Less-Amounts due within one year	(10,871)	(8,253)

	$868,566	$680,514

We have a $400 million unsecured non-amortizing revolving credit agreement, which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $11.6 million was available at December 31, 2003. The interest rate on borrowings is determined at our option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the our leverage ratio. At December 31, 2003, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At December 31, 2003, we had $157 million of unused borrowing capacity available under the revolving credit agreement.

During 2003, our majority-owned subsidiary in France entered into a senior credit agreement denominated in Euros which provides for a total commitment of 90 million Euros. The loan, which is non-recourse to us, amortizes to zero over the life of the agreement and matures on December 4, 2009. Interest on the loan is at our option and can be based on the one, two, three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at December 31, 2003 was 2.25%. As of December 31, 2003, the interest rate was 4.427% (including the spread of 2.25%) and the effective interest rate including the effects of the designated interest rate swaps and the spread of 2.25% was 6.28%. As of December 31, 2003, there was 41 million Euros ($52 million) of debt outstanding, and 48 million Euros ($61 million) of unused borrowing capacity, pursuant to the terms of this agreement.

We also have a $100 million commercial paper credit facility which is fully collateralized by a portion of our acute care patient accounts receivable. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which can be refinanced through available borrowings under our revolving credit agreement are classified as long-term. As of December 31, 2003, we had no unused borrowing capacity under the terms of the commercial paper facility.

During 2001, we issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The notes can be redeemed in whole at any time and in part from time to time.

We issued discounted Convertible Debentures in 2000 which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 11.2048 shares of the our common stock per $1,000 of Debentures, however, we have the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

The average amounts outstanding during 2003, 2002 and 2001 under the revolving credit and demand notes and commercial paper program were $116.5 million, $140.3 million and $220.0 million. respectively, with corresponding effective interest rates of 2.89%, 3.3% and 5.1% including commitment and facility fees. The maximum amounts outstanding at any month-end were $304.8 million in 2003, $170 million in 2002 and $343.9 million in 2001.

The effective interest rate on our revolving credit, demand notes and commercial paper program, including the respective interest expense and income incurred on existing and now expired designated interest rate swaps, was 6.6%, 6.3% and 6.4% during 2003, 2002 and 2001, respectively. Additional interest expense recorded as a result of our U.S. dollar denominated hedging activity was $4.6 million in 2003, $4.2 million in 2002 and $2.7 million in 2001. We are exposed to credit loss in the event of non-performance by the counter-party to the interest rate swap agreements. All of the counter-parties are creditworthy financial institutions rated AA or better by Moody’s Investor Service and we do not anticipate non-performance. The estimated fair value of our cost to terminate the interest rate swap obligations including the Euro denominated interest rate swaps, at December 31, 2003 and 2002 was approximately $7.1 million and $10.4 million respectively.

Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2003.

The fair value of our long-term debt at December 31, 2003 and 2002 was approximately $1.00 billion and $791.1 million, respectively.

Aggregate maturities follow:

(000s)
2004	$10,871
2005	14,782
2006	319,279
2007	15,093
2008	14,045
Later	804,486

Total	$1,178,556
Less: Discount on Convertible Debentures	(299,119)

Net Total	$879,437

Included in the aggregate maturities shown above, are maturities related to the Euro denominated debt ($51.9 million in the aggregate) which mature as follows: $5.2 million in 2004; $7.3 million in 2005; $11.4 million in 2006; $14.0 million in each of 2007 and 2008.

5)    COMMON STOCK

During the fourth quarter of 2003, we announced the initiation of quarterly cash dividends, commencing with the fourth quarter of 2003. A cash dividend of $.08 per share ($4.6 million in the aggregate) was paid on December 15, 2003 to shareholders of record as of December 1, 2003.

In April, 2001, we declared a two-for-one stock split in the form of a 100% stock dividend which was paid on June 1, 2001 to shareholders of record as of May 16, 2001. All classes of common stock participated on a pro rata basis and all references to share quantities and earnings per share for all periods presented have been adjusted to reflect the two-for-one stock split.

During 1998 and 1999, our Board of Directors approved stock purchase programs authorizing us to purchase up to twelve million shares of its outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, we purchased 178,057 shares at an average purchase price of $43.33 per share ($7.7 million in the aggregate) during 2001, 1,713,787 shares at an average purchase price of $44.71 per share ($76.6 million in the aggregate) during 2002 and 1,360,321 at an average purchase price of $39.93 during 2003 ($54.3 million in the aggregate). Since inception of the stock purchase program in 1998 through December 31, 2003, we have purchased a total of 10,877,923 shares at an average purchase price of $24.92 per share ($271.1 million in the aggregate).

At December 31, 2003, 16,788,713 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, for issuance upon conversion of our discounted Convertible Debentures and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

As discussed in Note 1, we account for stock-based compensation using the intrinsic value method in APB No. 25, as permitted under SFAS No. 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the seventeen option grants that occurred during 2003, 2002 and 2001:

Year Ended December 31,	2003	2002	2001
Volatility	50%-53%	53%-57%	21%-49%
Interest rate	2%-3%	3%-4%	4%-6%
Expected life (years)	3.8	3.7	3.8
Forfeiture rate	5%	4%	7%

Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under various plans.

Information with respect to these options is summarized as follows:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2001	2,384,044	$20.32	$33.72 - $11.85
Granted	2,051,200	$42.23	$42.65 - $37.82
Exercised	(318,525)	$21.38	$33.72 - $11.85
Cancelled	(298,750)	$31.35	$42.41 - $11.85

Balance, January 1, 2002	3,817,969	$31.14	$42.65 - $11.85
Granted	320,500	$41.76	$51.40 - $39.96
Exercised	(470,385)	$24.34	$42.41 - $11.85
Cancelled	(74,000)	$35.02	$43.50 - $20.22

Balance, January 1, 2003	3,594,084	$32.89	$51.40 - $11.85
Granted	461,900	$40.72	$50.70 - $38.50
Exercised	(685,749)	$25.11	$43.50 - $11.85
Cancelled	(188,250)	$36.86	$44.00 - $11.85

Balance, December 31, 2003	3,181,985	$35.47	$51.40 - $11.85

Outstanding Options at December 31, 2003:

Number of Shares	Average Option Price	Range (High-Low)	Contractual Life (years)
485,000	$12.1031	$16.8750-$11.8438	0.8
290,435	$21.8576	$22.2831-$20.2188	0.8
2,319,650	$41.4877	$46.3000-$33.7200	2.6
86,900	$50.8678	$51.4000-$50.7000	4.6

3,181,985

All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 2003 have an average remaining contractual life of 2.2 years. At December 31, 2003, options for 1,780,964 shares were available for grant. At December 31, 2003, options for 1,581,607 shares of Class B Common Stock with an aggregate purchase price of $47.8 million (average of $30.23 per share) were exercisable.

During the third quarter of 2002, we restructured certain elements of our long-term incentive compensation plans in response to recent changes in regulations relating to such plans. Prior to the third quarter of 2002, we loaned employees funds (“Loan Program”) to pay the income tax liabilities incurred upon the exercise of their stock options. Advances pursuant to the Loan Program were secured by full recourse promissory notes that were forgiven after three years, if the borrower remained employed by us. If the forgiveness criteria were not met, the employee was required to repay the loan at the time of separation.

During the third quarter of 2002, this Loan Program was terminated. As a replacement long-term incentive plan, the Compensation Committee of the Board of Directors approved the issuance of 547,061 shares (net of cancellations) of restricted stock at $51.15 per share ($28.0 million in the aggregate) to various officers and employees pursuant to our 2001 Employees’ Restricted Stock Purchase Plan (“Restricted Stock”). The number of shares and the current value of the Restricted Stock issued to each employee were based on the estimated benefits lost by that employee as a result of the termination of the Loan Program. The Restricted Stock is scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. Included in the Restricted Stock granted was 319,490 restricted shares issued to the Chief Executive Officer (“CEO”) which are also scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. However, the shares issued to our CEO will be awarded only if we achieve a 14% cumulative increase in earnings during the two-year period ending December 31, 2004, as compared to the year ended December 31, 2002.

In connection with the Loan Program, it was our policy to charge compensation expense for the loan forgiveness over the employees’ estimated service period or approximately six years on average. As of December 31, 2003, we had approximately $4.6 million of loans outstanding in connection with the Loan Program (approximately $2.8 million of which was loaned to officers), of which approximately $3.6 million was charged to compensation expense through that date. The balance will be charged to compensation expense over the remaining service periods (through March, 2007), assuming the forgiveness criteria are met. In addition, as of July 1, 2002, we had recorded an additional accrual of approximately $16.0 million related to the estimated benefits earned under the Loan Program for which loans had not yet been extended. As a result of the termination of the Loan Program, this accrued liability was adjusted by reducing compensation expense by $16.0 million during 2002 (the majority of which was recorded during the third quarter of 2002) since we do not have any future obligations related to the benefits that employees might have been entitled to if the Loan Program had continued.

Since the Restricted Stock awards were primarily intended to replace the benefits that had been earned under the Loan Program, a portion of the awards was attributable to services rendered by employees in prior periods. Accordingly, in connection with the issuance of the Restricted Stock awards during 2002, during the third quarter of 2002 we recorded approximately $14.1 million of compensation expense which represented the prior service portion of the expense related to the Restricted Stock awards. During the fourth quarter of 2002, an additional $1.2 million of compensation expense was recorded related to the Restricted Stock awards. The remaining expense associated with the Restricted Stock awards (estimated at $9.5 million, net of cancellations, as of December 31, 2003, but subject to adjustment based on the market value of the shares granted to our CEO) will be recorded over the vesting periods of the awards (through the third quarter of 2007), assuming the recipients remain employed by us.

In addition to the stock option plan we have the following stock incentive and purchase plans: (i) a Stock Compensation Plan which expires in November, 2004 under which Class B Common Shares may be granted to key employees, consultants and independent contractors (officers and directors are ineligible); (ii) a Stock Ownership Plan whereby eligible employees (officers of the Company are no longer eligible) may purchase shares of Class B Common Stock directly from us at current market value and we will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (iii) a 2001 Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions (6,081 shares issued during 2003), and; (iv) a Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. We have reserved 3.4 million shares of Class B Common Stock for issuance under these various plans and have issued 1.8 million shares pursuant to the terms of these plans as of December 31, 2003, of which 0, 38,432 and 3,542 became fully vested during 2003, 2002 and 2001, respectively.

In connection with the long-term incentive plans described above, we recorded net compensation expense of $4.8 million in 2003, $3.6 million in 2002 and $12.6 million in 2001.

6)    INCOME TAXES

Components of income taxes are as follows:

	Year Ended December 31, (000s)
	2003	2002	2001
	(000)s
Currently payable
Federal and foreign	$86,544	$97,070	$66,122
State	7,397	8,384	5,851

	93,941	105,454	71,973
Deferred
Federal	22,501	(3,440)	(14,214)
State	1,988	(304)	(1,204)

	24,489	(3,744)	(15,418)

Total	$118,430	$101,710	$56,555

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (SFAS 109). Under SFAS 109, deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

	Year Ended December 31, (000s)
	2003	2002
	(000)s
Self-insurance reserves	$62,210	$51,737
Doubtful accounts and other reserves	(19,069)	(6,664)
Compensation accruals	23,523	22,555
Other deferred tax assets	7,044	12,780
Depreciable and amortizable assets	(90,278)	(69,651)

Total deferred taxes	$(16,570)	$10,757

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.0	1.9	1.9
Other items	0.3	(0.2)	(0.7)

Effective tax rate	37.3%	36.7%	36.2%

The net deferred tax assets and liabilities are comprised as follows:

	Year Ended December 31,
	2003	2002
	(000s)
Current deferred taxes
Assets	$48,544	$38,374
Liabilities	(23,273)	(13,351)

Total deferred taxes-current	25,271	25,023
Noncurrent deferred taxes
Assets	48,437	55,385
Liabilities	(90,278)	(69,651)

Total deferred taxes-noncurrent	(41,841)	(14,266)

Total deferred taxes	$(16,570)	$10,757

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts and the current portion of the temporary differences related to self-insurance reserves. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. Although realization is not assured, we believe it is more likely than not that all the deferred tax assets will be realized. Accordingly, we have not provided a valuation allowance. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward period are reduced.

7)    LEASE COMMITMENTS

Certain of our hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2008 (See Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows:

	Year Ended December 31,
	2003	2002
	(000s)
Land, buildings and equipment	$44,540	$42,346
Less: accumulated amortization	(25,695)	(23,551)

	$18,845	$18,795

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2003, are as follows:

Year	Capital Leases	Operating Leases
	(000s)
2004	$4,849	$42,968
2005	4,014	34,418
2006	3,336	27,946
2007	1,276	7,829
2008	237	4,913
Later Years	5,683	10,263

Total minimum rental	$19,395	$128,337

Less: Amount representing interest	5,452

Present value of minimum rental commitments	13,943
Less: Current portion of capital lease obligations	3,862

Long-term portion of capital lease obligations	$10,081

Capital lease obligations of $10.1 million in 2003, $9.5 million in 2002 and $10.6 million in 2001 were incurred when the Company entered into capital leases for new equipment or assumed capital lease obligations upon the acquisition of facilities.

8)    COMMITMENTS AND CONTINGENCIES

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased an umbrella excess policy for our subsidiaries through a commercial insurance carrier for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that could become our liability, however, we are entitled to receive reimbursement from state insurance guaranty funds, other commercial insurers and/or PHICO’s estate for a portion of certain claims ultimately paid by us.

Our estimated liability for professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate.

As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2002, the total reserve for our professional and general liability claims was $168.2 million ($131.2 million net of expected recoveries), of which $12 million is included in other current liabilities. Included in other assets was $43.0 million as of December 31, 2003, and $37.0 million as of December 31, 2002, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

As of December 31, 2003, we had outstanding letters of credit and surety bonds totaling $40 million consisting of: (i) $34 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

We have a long-term contract with a third party, that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from government for previously billed patient services. While management believes its policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to governmental inquiries or actions.

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

Our facilities, which are covered entities, were required to comply with the provisions of this final rule by April 14, 2003. In addition, HHS has published final regulations adopting standards for specific types of electronic administrative and financial health care transactions and for the code sets used in conjunction with those transactions. Covered entities were required to comply with these regulations no later than October 16, 2003. Because violation of these HIPAA regulations may result in significant fines against us, we applied for and received an extension of the compliance deadline. We are employing best efforts to assure that its policies, procedures and electronic billing practices comply with these regulations. We do not expect that the implementation of or compliance with these standards will have a material adverse effect on our financial condition or results of operations. Nonetheless, because the standards imposed by these regulations are very complex, it is still uncertain what our costs of complying with these standards will be. Accordingly, there can neither be any assurance that we will not be subjected to governmental inquiries, actions or fines relating to these regulations, nor that the implementation of the HIPAA standards will not affect our financial condition or the future results of operations. In addition, failure by third parties on which we rely, including payors, to resolve HIPAA related implementation issues could have a material adverse effect on our results of operations and its ability to provide health care services.

9)    RELATED PARTY TRANSACTIONS

At December 31, 2003, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, we conduct the Trust’s day-to-day affairs, provide administrative services and presents investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. Our pre-tax share of income from the Trust was $1.6 million during 2003, $1.4 million during 2002 and $1.3 million during 2001, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.4 million and $9.1 million at December 31, 2003 and 2002, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $23.4 million at December 31, 2003 and $20.3 million at December 31, 2002.

As of December 31, 2003, we leased six hospital facilities from the Trust with terms expiring in 2004 through 2008. These leases contain up to five 5-year renewal options. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interest.

During 2003, we sold four medical office buildings located in Las Vegas, Nevada, for combined cash proceeds of $12.8 million, to limited liability companies, in which the Trust holds non-controlling majority ownership interests. The sale of these medical office buildings resulted in a pre-minority interest and pre-tax gain of $3.1 million ($1.4 million after minority interest expense and after-tax) which is included in our 2003 results of operations. Tenants of these buildings include certain of our subsidiaries.

The leases on one acute care hospital and one behavioral health hospital leased from the Trust are scheduled to expire in December, 2004. We have an option at the end of the lease terms to purchase the properties at their fair market value or renew the leases at the same terms for another five years. Under the terms of these leases, we are required to notify the Trust of our intent to renew by June 30, 2004. During 2002, we exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in March, 2003. The renewal rate on this facility was based upon the five-year Treasury rate on March 29, 2003 plus a spread.

Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $17.4 million in 2003, $17.2 million in 2002 and $16.5 million in 2001. The terms of the leases provide that in the event we discontinue operations at the leased facility for more than one year, we are obligated to offer a substitute property. If the Trust does not accept the substitute property offered, we are obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust. As of December 31, 2003, the aggregate fair market value of our facilities leased from the Trust is not known, however, the aggregate original purchase price paid by the Trust for these properties was $112.5 million. We received an advisory fee from the Trust of $1.5 million in 2003, $1.4 million in 2002 and $1.3 million in 2001 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, we had $4.6 million as of December 31, 2003 and $17.7 million as of December 31, 2002, of gross loans outstanding to various employees of which $3.6 million as of December 31, 2003 and $15.1 million as of December 31, 2002 were charged to compensation expense through that date. Included in the amounts outstanding were gross loans to our officers amounting to $2.8 million as of December 31, 2003 and $13.2 million as of December 31, 2002 (see Note 5).

Our Chairman and Chief Executive Officer is member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain members of executive management own approximately 6% of the outstanding shares of Broadlane, Inc. as of December 31, 2003. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals.

10)    PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $11.6 million, $7.2 million and $6.2 million in 2003, 2002 and 2001, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2003 and 2002:

	2003	2002
	(000s)
Change in benefit obligation:
Benefit obligation at beginning of year	$61,627	$54,100
Service cost	1,072	986
Interest cost	4,092	3,856
Benefits paid	(2,163)	(1,732)
Actuarial loss	5,402	4,417

Benefit obligation at end of year	$70,030	$61,627

Change in plan assets:
Fair value of plan assets at beginning of year	$42,918	$50,456
Actual return on plan assets	10,114	(5,553)
Benefits paid	(2,163)	(1,732)
Administrative expenses	(329)	(253)

Fair value of plan assets at end of year	$50,540	$42,918

Reconciliation of funded status
Funded status of the plan	$(19,490)	$(18,709)
Unrecognized actuarial loss	14,753	17,289

Net amount recognized	(4,737)	(1,420)

Total amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(14,622)	$(13,666)
Accumulated other comprehensive income	9,885	12,246

Net amount recognized	$(4,737)	$(1,420)
Accumulated other comprehensive (income)/loss attributable to change in additional minimum liability recognition	$(2,361)	$12,246

Additional year end information for Pension Plan
Projected benefit obligation	$70,030	$61,627
Accumulated benefit obligation	65,162	56,585
Fair value of plan assets	50,540	42,918

	2003	2002	2001
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,071	$986	$923
Interest cost	4,092	3,856	3,667
Expected return on plan assets	(3,353)	(4,459)	(4,723)
Recognized actuarial loss	1,506	—	—

Net periodic cost (benefit)	$3,316	$383	$(133)

	2003	2002
Measurement Dates
Benefit obligations	12/31/2003	12/31/2002
Fair value of plan assets	12/31/2003	12/31/2002

	2003	2002
Weighted average assumptions as of December 31
Discount rate	6.25%	6.75%
Expected long-term rate of return on plan assets	8.00%	9.00%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	6.75%	7.25%
Expected long-term rate at return on plan assets	8.00%	9.00%
Rate of compensation increase	4.00%	4.00%

The accumulated benefit obligation was $65,162 and $56,584 as of December 31, 2003 and 2002, respectively. The fair value of plan assets exceeded the accumulated benefit obligations of the plan as of December 31, 2003 and 2002. In 2003 and 2002, the accrued pension cost is included in non-current liabilities in the accompanying balance sheet.

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Plan Assets
	2003	2002
Asset Category
Equity securities	74%	70%
Fixed income securities	26%	30%

Total	100%	100%

Investment Policy, Guidelines and Objectives have been established for the defined benefit pension plan. The investment policy is in keeping with the fiduciary requirements under existing federal laws and managed in accordance with the prudent investor rule. Total portfolio risk is regularly evaluated and compared to that of the plan’s policy target allocation and judged on a relative basis over a market cycle. The following asset allocation policy and ranges have been established in accordance with the overall risk and return objectives of the portfolio:

	Policy	As of 12/31/03	Permitted Range
Total Equity	70%	74%	50-80%
Total Fixed Income	30%	26%	20-50%

In accordance with our investment policy, the portfolio will invest in high quality, large and small capitalization companies traded on national exchanges, and investment grade securities. The investment managers will not write or buy options for speculative purposes; securities may not be margined or sold short. The manager may employ futures or options for the purpose of hedging exposure, but may not purchase unregistered sectors, private placements, partnerships or commodities.

11)    SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and Puerto Rico), behavioral health care services and international acute care hospital services consisting of twelve hospitals located in France. The operating results for our facilities located in France are included in the “International” segment in 2003 and since they were included in the “Other” segment in prior years, the segment data for 2002 and 2001 have been restated to conform to the current year presentation. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for the our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various hospitals. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2003.

2003	Acute Care Hospital Services	Behavioral Health Care Services	International	Other	Total Consolidated
	(dollar amounts in thousands)
Gross inpatient revenues	$5,947,213	$1,091,885	$191,659	$12,099	$7,242,856
Gross outpatient revenues	$2,140,782	$156,115	$24,502	$139,835	$2,461,234
Total net revenues	$2,725,588	$612,404	$228,231	$77,343	$3,643,566
Operating income(a)	$469,799	$143,690	$31,110	$(66,592)	$578,007
Total assets	$2,048,695	$302,694	$234,594	$186,747	$2,772,730
Licensed beds	5,804	3,894	1,433	—	11,131
Available beds	4,955	3,762	1,433	—	10,150
Patient days	1,247,882	1,067,200	409,860	—	2,724,942
Admissions	266,207	87,688	82,364	—	436,259
Average length of stay	4.7	12.2	5.0	—	6.2

2002	Acute Care Hospital Services	Behavioral Health Care Services	International	Other	Total Consolidated
Gross inpatient revenues	$5,183,944	$979,824	$82,166	$12,345	$6,258,279
Gross outpatient revenues	$1,814,757	$149,604	$10,230	$149,675	$2,124,266
Total net revenues	$2,524,292	$565,585	$97,937	$71,084	$3,258,898
Operating Income(a)	$435,583	$114,986	$19,619	$(54,169)	$516,019
Total assets	$1,698,268	$259,010	$150,276	$221,583	$2,329,137
Licensed beds	5,813	3,752	1,083	—	10,648
Available beds	4,802	3,608	1,083	—	9,493
Patient days	1,239,040	1,005,882	319,100	—	2,564,022
Admissions	266,261	84,348	63,781	—	414,390
Average length of stay	4.7	11.9	5.0	—	6.2

2001	Acute Care Hospital Services	Behavioral Health Care Services	International	Other	Total Consolidated
Gross inpatient revenues	$4,032,623	$908,424	$43,103	$10,622	$4,994,772
Gross outpatient revenues	$1,432,232	$143,907	$5,378	$140,020	$1,721,537
Total net revenues	$2,182,052	$538,443	$51,833	$68,163	$2,840,491
Operating income(a)	$389,179	$102,502	$8,461	$(58,221)	$441,921
Total assets	$1,488,979	$274,013	$131,326	$274,271	$2,168,589
Licensed beds	5,514	3,732	720	—	9,966
Available beds	4,631	3,588	720	—	8,939
Patient days	1,123,264	950,236	180,111	—	2,253,611
Admissions	237,802	78,688	38,627	—	355,117
Average length of stay	4.7	12.1	4.7	—	6.3

(a)	Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts. Below is a reconciliation of consolidated operating income to consolidated net income before income taxes and extraordinary charge for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(amounts in thousands)
Consolidated operating income	$578,007	$516,019	$441,921
Less (Plus): Depreciation & amortization	144,466	124,794	127,523
Lease & rental expense	64,077	61,712	53,945
Provision for asset impairment	13,742	—	—
Provision for insurance settlements	—	—	40,000
Losses on foreign exchange and derivative transactions	—	—	8,862
Interest expense, net	38,233	34,966	37,776
Recovery of judgment/facility closure costs	(8,867)	(2,182)	—
Gains on sales of assets and businesses	(14,623)	—	—
Minority interests in earnings of consolidated entities	23,280	19,658	17,518

Consolidated income before income taxes	$317,699	$277,071	$156,297

12)    QUARTERLY RESULTS

The following tables summarize our quarterly financial data for the two years ended December 31, 2003:

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(000s, except per share amounts)
Net revenues	$894,808	$902,954	$896,332	$949,472
Income before income taxes	$83,722	$81,353	$78,236	$74,388
Net income	$52,790	$50,950	$49,061	$46,468
Earnings per share—basic	$0.91	$0.88	$0.86	$0.81
Earnings per share—diluted	$0.84	$0.82	$0.79	$0.75

Net revenues in 2003 include $27.8 million of additional revenues received from Medicaid disproportionate share hospital (“DSH”) funds in Texas and South Carolina. Of this amount, $6.3 million was recorded in the first quarter, $7.0 million in the second quarter, $8.1 million in the third quarter and $6.4 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements. Included in our results during the third quarter is a $7.8 million pre-tax gain ($4.4 million, net of taxes and minority interest expense) recorded on the sale of three radiation therapy center and three medical office buildings. Included in our results during the fourth quarter is a net pre-tax increase to income of $1.9 million ($1.2 million or $.02 per diluted share, net of taxes) consisting of the following: (i) a pre-tax increase of $8.8 million ($5.6 million or $.08 per diluted share, net of taxes) resulting from the reversal of an accrued liability (including accrued interest) due to a favorable Texas Supreme Court decision which reversed an unfavorable 2000 jury verdict and 2001 appellate court decision; (ii) a pre-tax increase of $6.8 million ($4.3 million or $.07 per diluted share, net of taxes) resulting from a gain realized on the disposition of an investment in a health-care related company, and; (iii) a pre-tax charge of $13.7 million ($8.7 million or $.13 per diluted share, net of taxes) resulting from the write-down of the carrying value of an acute care pediatric hospital located in Puerto Rico to its estimated realizable value.

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(000s, except per share amounts)
Net revenues	$804,371	$805,945	$813,104	$835,478
Income before income taxes	$72,165	$70,072	$65,489	$69,345
Net income	$45,673	$44,347	$41,451	$43,890
Earnings per share—basic	$0.76	$0.74	$0.69	$0.74
Earnings per share—diluted	$0.71	$0.69	$0.65	$0.69

Net revenues in 2002 include $33.0 million of additional revenues received from DSH funds in Texas and South Carolina. Of this amount, $8.4 million was recorded in the first quarter, $8.8 million in the second quarter, $7.0 million in the third quarter and $8.8 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements. Included in our results during the fourth quarter of 2002 is a $2.2 million pre-tax gain ($1.4 million, net of taxes) on the sale of the real estate of a hospital that was closed in 2001 ($.02 per diluted share, net of taxes).

UNIVERSAL HEALTH SERVICES, INC AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning at Period	Charges to Costs and Expenses	Acquisitions of Businesses	Write-Off of Uncollectible Accounts	Balance at End of Period
Description			(000’s)
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
Year ended December 31, 2003	$59,144	$263,724	$293	$(266,790)	$56,371

Year ended December 31, 2002	$61,108	$231,362	$6,260	$(239,586)	$59,144

Year ended December 31, 2001	$65,358	$240,025	$857	$(245,132)	$61,108