Form 10-Q
period 2004-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2004-05-07
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2004:

Class A	3,328,404
Class B	54,471,245
Class C	335,800
Class D	30,223

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

Page 2 of 29 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000s omitted except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Net revenues	$1,035,482	$886,079

Operating charges:
Salaries, wages and benefits	421,157	351,357
Other operating expenses	235,871	201,518
Supplies expense	144,937	119,329
Provision for doubtful accounts	87,227	65,247
Depreciation and amortization	39,378	34,189
Lease and rental expense	18,336	15,683

	946,906	787,323

Income before interest expense, minority interests, income taxes, and discontinued operations	88,576	98,756
Interest expense, net	10,911	9,849
Minority interests in earnings of consolidated entities	4,919	5,030

Income from continuing operations before income taxes	72,746	83,877
Provision for income taxes	26,946	30,990

Income from continuing operations	45,800	52,887
Income (loss) from discontinued operations, net of income tax expense of $219 in 2004 and benefit of ($58) in 2003	383	(97)

Net income	$46,183	$52,790

Basic earnings per share:
From continuing operations	$0.80	$0.91
From discontinued operations	—	—

Total basic earnings per share	$0.80	$0.91

Diluted earnings per share:
From continuing operations	$0.74	$0.84
From discontinued operations	—	—

Total diluted earnings per share	$0.74	$0.84

Weighted average number of common shares - basic	57,564	58,277
Add: Shares for conversion of convertible debentures	6,577	6,577
Other share equivalents	946	742

Weighted average number of common shares and equivalents - diluted	65,087	65,596

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 29 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000s omitted, except number of shares)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$38,381	$35,068
Accounts receivable, net	602,159	499,074
Supplies	64,571	61,368
Deferred income taxes	18,132	25,271
Other current assets	41,543	19,752

Total current assets	764,786	640,533

Property and equipment	2,214,395	2,064,813
Less: accumulated depreciation	(795,434)	(762,788)

	1,418,961	1,302,025
Other assets:
Goodwill	587,180	442,504
Deferred charges	14,489	15,832
Other	133,367	330,436

	735,036	788,772

Assets of facilities held for sale	46,438	41,400

	$2,965,221	$2,772,730

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$12,528	$10,871
Accounts payable and accrued liabilities	431,870	368,245
Liabilities of facilities held for sale	9,382	2,014
Federal and state taxes	30,095	14,623

Total current liabilities	483,875	395,753

Other noncurrent liabilities	229,961	216,094

Minority interest	178,419	159,554

Long-term debt, net of current maturities	895,882	868,566

Deferred income taxes	43,755	41,841

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2004, 3,328,404 in 2003	33	33
Class B Common Stock, 54,462,175 shares outstanding in 2004, 54,376,706 in 2003	545	544
Class C Common Stock, 335,800 shares outstanding in 2004, 335,800 in 2003	3	3
Class D Common Stock, 30,339 shares outstanding in 2004, 31,259 in 2003	—	—
Capital in excess of par, net of deferred compensation of $9,309 in 2004 and $9,456 in 2003	45,758	42,480
Cumulative dividends	(9,294)	(4,644)
Retained earnings	1,096,877	1,050,694
Accumulated other comprehensive (loss) income	(593)	1,812

	1,133,329	1,090,922

	$2,965,221	$2,772,730

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 29 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000s unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$46,183	$52,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	40,706	34,537
Accretion of discount on convertible debentures	3,291	3,159
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(71,645)	(20,762)
Accrued interest	4,510	2,329
Accrued and deferred income taxes	25,667	31,288
Other working capital accounts	16,310	(35,087)
Other assets and deferred charges	7,310	9,783
Other	5,035	(1,103)
Minority interest in earnings of consolidated entities, net of distributions	5,279	3,581
Accrued insurance expense, net of commercial premiums paid	19,024	15,399
Payments made in settlement of self-insurance claims	(6,544)	(15,148)

Net cash provided by operating activities	95,126	80,766

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(70,436)	(43,549)
Proceeds received from sales of assets and businesses	425	2,978
Acquisition of business	(37,665)	(45,482)

Net cash used in investing activities	(107,676)	(86,053)

Cash Flows from Financing Activities:
Additional borrowings, net of financing costs	19,637	38,738
Capital contributions from minority member	0	3,207
Issuance of common stock	1,431	525
Repurchase of common shares	(350)	(22,517)
Dividends paid	(4,650)	0

Net cash provided by financing activities	16,068	19,953

Increase in cash	3,518	14,666
Cash, Beginning of Period	34,863	17,750

Cash, End of Period	$38,381	$32,416

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,187	$4,367

Income taxes paid, net of refunds	$1,498	$656

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 29 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended March 31, 2004. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2. Management’s Discussion and Analysis of Operations and Financial Condition – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us, or our subsidiaries, as managing general partner. The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

At March 31, 2004, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In connection with this advisory agreement, we earned advisory fees from the Trust of $374,000 and $350,000 during the three month periods ended March 31, 2004 and 2003, respectively, which are included in net revenues in the accompanying consolidated statements of income. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore we account for our investment in the Trust using the equity method of accounting. Our pre-tax share of income from the Trust was $342,000 and $409,000 during the three month periods ended March 31, 2004 and 2003, respectively, and is included in net revenues in the accompanying consolidated statements of income.

As of March 31, 2004, we leased six hospital facilities from the Trust with terms expiring in 2004 through 2006. Total rent expense under these operating leases was $4.5 million during each of the three month periods ended March 31, 2004 and 2003. These leases contain up to five, five-year renewal options. The leases on the Virtue Street Pavilion and The Bridgeway are scheduled to expire in December, 2004. The lessees on both of these facilities have an option at the end of the lease terms to: (i) renew the leases at the same terms for another five years, exercisable on at least three months notice, or; (ii) purchase the properties at their fair market value at the end of the lease terms,

Page 6 of 29 Pages

exercisable on at least six months notice. Pursuant to the terms of the leases with the Trust, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interest.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, we had $3.8 million as of March 31, 2004 and $4.6 million as of December 31, 2003, of gross loans outstanding to various employees of which an aggregate of $3.1 million as of March 31, 2004 and $3.6 million as of December 31, 2003 were charged to compensation expense. Included in the amounts outstanding were gross loans to officers amounting to $2.5 million as of March 31, 2004 and $2.8 million as of December 31, 2003.

Our Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team own approximately 6% of the outstanding shares of Broadlane, Inc. as of March 31, 2004. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

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

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of March 31, 2004 and December 31, 2003, the $178.4 million and $159.6 million, respectively, minority interest liability consists primarily of a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada, a 20% outside ownership in an acute care facility located in Washington D.C. and a 20% outside ownership interest in an operating company that owns fourteen hospitals in France.

In connection with the four acute care facilities located in Las Vegas, the outside owners have certain “put rights” that may require the respective limited liabilities companies (“LLCs”) to purchase the minority member’s interests upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds.

In connection with the fourteen hospitals located in France, the minority owners have certain “put rights” that if exercised, would require us to purchase a stipulated percentage of their shares (up to 50% of the shares through December 31, 2004 and up to 100% of the shares through March 31, 2009) at a multiple of the subsidiary’s earnings before interest, taxes, depreciation and amortization, as defined. We also have certain “call rights” that would allow us to purchase all the minority owners’ shares pursuant to this formula at any time through December 31, 2009.

With respect to the first quarter of 2004 acquisitions of two acute care facilities located in Louisiana by a LLC, in which we own a 90% controlling interest, the minority member has certain “put rights” which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These put rights, if exercised, would require the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility at closing, or; (ii) the minority member’s interest multiplied by the annualized net revenue of each facility for the 12 month period ending on the date of exercise of the put right. We also have certain “call rights” that would allow the LLC to purchase the minority member’s shares which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These put rights allow the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility at closing, plus a premium, or; (ii) the minority member’s percentage interest multiplied by a multiple of the annualized net revenue of each facility for the 12 month period ending on the date of exercise of the put right.

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

Our estimated liability for professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported

Page 7 of 29 Pages

claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate.

As of March 31, 2004, the total accrual for our professional and general liability claims, was $202.0 million ($159.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $42.3 million as of March 31, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

As of March 31, 2004, we had outstanding letters of credit and surety bonds totaling $44 million consisting of: (i) $38 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

On or about March 22 through March 26, 2004 two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim is asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses on behalf of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004. One lawsuit “ Lloyd Freed, individually and on behalf of all others similarly situated, vs, Universal Health Services, Inc., Alan B. Miller and Steve G. Filton” has been served upon the defendants and, subject to court approval, the defendants’ time to respond has been extended until 45 days after the later of the appointment of lead counsel for plaintiffs or the service upon defendants of a Consolidated Amended Complaint. The other, “Liselotte Klein, individually and on behalf of all others similarly situated, vs. Universal Health Services, Inc, Alan B. Miller and Steve G. Filton”, has to our knowledge not been served upon the Company or the other defendants. Plaintiffs seek, on behalf of the purported class, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses.

We believe that the claims asserted against us in the proceedings described above are without merit, and we deny all allegations of violations of the securities laws. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

(5) Financial Instruments

Fair Value Hedges: We have two floating rate swaps having a notional principal amount of $60 million in which we receive a fixed rate of 6.75% and pay a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. As of March 31, 2004, the average floating rate on these swaps was 2.56%. During the three months ended March 31, 2004, we recorded an increase of $2.6 million in other assets to recognize the fair-value of these swaps and an increase of $2.6 million in long-term debt to recognize the difference between the carrying-value and fair-value of the related hedged liability.

Cash Flow Hedges: As of March 31, 2004, we had one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. We pay a fixed rate of 6.76% and receive a floating rate equal to three month LIBOR. As of March 31, 2004, the floating rate of this interest rate swaps was 1.12%.

As of March 31, 2004, one of our majority-owned subsidiaries had two interest rate swaps denominated in Euros. The total notional amount of these two interest rate swaps is 35.1 million Euros ($43.1 million based on the end of period currency exchange rate). The notional amount decreases to 27.5 million Euros ($33.8 million) on December 30, 2004, and the swaps mature on June 30, 2005. We pay an average fixed rate of 4.35% and receive six month EURIBOR. The effective floating rate for these swaps as of March 31, 2004 was 2.17%.

During the three months ended March 31, 2004 and 2003 we recorded in accumulated other comprehensive income (“AOCI”), pre-tax gains of $331,000 ($209,000 after-tax) and $270,000 ($170,000 after-tax), respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming market rates remain unchanged from March 31, 2004, it is expected that $7.2 million of pre-tax net losses in AOCI will be reclassified into earnings within the next twelve months. During the three months ended March 31, 2004 and 2003, we also recorded pre-tax income of $70,000 and $6,000, respectively, to recognize the ineffective portion of our cash flow hedging instruments. As of March 31, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through August, 2005.

Page 8 of 29 Pages

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and Puerto Rico), behavioral health care services and international acute care hospital services consisting of fourteen hospitals located in France. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for both periods presented are the total assets of the three acute care facilities classified as “assets of facilities held for sale” on our Condensed Consolidated Balance Sheets ($46.4 million as of March 31, 2004 and $9.8 million as of March 31, 2003) as well as the statistical data related to these three facilities. The chief operating decision making group for our acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2003.

	Three Months Ended March 31, 2004
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,811,781	$293,729	$55,225	$3,045	$2,163,780
Gross outpatient revenues	$649,675	$42,976	$14,773	$30,354	$737,778
Total net revenues	$781,366	$165,998	$73,081	$15,037	$1,035,482
Operating income (a)	$112,479	$39,940	$13,420	$(19,549)	$146,290
Total assets as of 3/31/04	$2,106,923	$318,982	$273,817	$265,499	$2,965,221
Licensed beds	6,528	3,904	1,588	313	12,333
Available beds	5,577	3,775	1,588	281	11,221
Patient days	352,064	283,898	119,423	11,399	766,784
Admissions	73,413	24,139	25,888	2,458	125,898
Average length of stay	4.8	11.8	4.6	4.6	6.1

	Three Months Ended March 31, 2003
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,497,389	$273,277	$37,357	$3,108	$1,811,131
Gross outpatient revenues	$502,635	$38,573	$4,393	$37,858	$583,459
Total net revenues	$670,101	$152,747	$44,640	$18,591	$886,079
Operating income (a)	$126,053	$33,515	$5,183	$(16,123)	$148,628
Total assets as of 3/31/03	$1,710,820	$297,894	$197,068	$235,246	$2,441,028
Licensed beds	5,599	3,871	1,260	136	10,866
Available beds	4,796	3,727	1,260	104	9,887
Patient days	316,191	268,090	92,362	4,701	681,344
Admissions	67,505	21,954	18,605	610	108,674
Average length of stay	4.7	12.2	5.0	7.7	6.3

Page 9 of 29 Pages

(a)	Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts. Below is a reconciliation of consolidated operating income to consolidated net income:

	Three Months Ended March 31, (amounts in thousands)
	2004	2003
Consolidated operating income	$146,290	$148,628
Less: Depreciation & amortization	39,378	34,189
Lease & rental expense	18,336	15,683
Interest expense, net	10,911	9,849
Minority interests in earnings of consolidated entities	4,919	5,030

Income from continuing operations before income taxes	72,746	83,877
Provision for income taxes	26,946	30,990

Income from continuing operations	45,800	52,887
Income (loss) from discontinued operations, net of income tax expense of $219 in 2004 and ($58) in 2003	383	(97)

Consolidated net income	$46,183	$52,790

(7) Earnings Per Share Data (“EPS”) and Stock Based Compensation

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Basic:
Income from continuing operations	$45,800	$52,887
Less: Dividends on unvested restricted stock, net of taxes	(28)	0

Income from continuing operations – basic	45,772	52,887
Income/(loss) from discontinued operations	383	(97)

Net income - basic	$46,155	$52,790

Diluted:
Income from continuing operations	$45,800	$52,887
Less: Dividends on unvested restricted stock, net of taxes	(28)	0
Add: Debenture interest, net of taxes	2,268	2,177

Income from continuing operations-diluted	48,040	55,064
Income/(loss) from discontinued operations	383	(97)

Net income – diluted	$48,423	$54,967

Weighted average number of common shares	57,564	58,277
Net effect of dilutive stock options and grants
based on the treasury stock method	946	742
Assumed conversion of discounted convertible debentures	6,577	6,577

Weighted average number of common shares and equivalents	65,087	65,596

Earnings Per Basic Share:
From continuing operations	$0.80	$0.91
From discontinued operations	—	—

Total earnings per basic share	$0.80	$0.91

Earnings Per Diluted Share:
From continuing operations	$0.74	$0.84
From discontinued operations	—	—

Total earnings per diluted share	$0.74	$0.84

Page 10 of 29 Pages

Stock-Based Compensation: At March 31,2004, we have a number of stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No.123, ”Accounting for Stock-Based Compensation,” to stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income	$46,183	$52,790
Add: total stock-based compensation expenses included in net income, net of tax of $365 in 2004 and $293 in 2003	623	500

Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards, net of tax of $1.2 million in 2004 and $1.1 million in 2003	(2,072)	(1,875)

Pro forma net income	$44,734	$51,415

Basic earnings per share, as reported	$0.80	$0.91
Basic earnings per share, pro forma	$0.78	$0.88

Diluted earnings per share, as reported	$0.74	$0.84
Diluted earnings per share, pro forma	$0.72	$0.82

Page 11 of 29 Pages

(8) Comprehensive Income

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

	Three Months Ended March 31,
	2004	2003
Net income	$46,183	$52,790
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,614)	479
Adjustment for losses reclassified into income (net of income tax effect of $761 in 2004 and $658 in 2003)	1,300	1,121
Unrealized derivative gains/(losses) on cash flow hedges (net of income tax effect of $639 in 2004 and $557 in 2003)	(1,091)	(951)

Comprehensive income	$43,778	$53,439

(9) Acquisitions and Dispositions

During the first quarter of 2004, we spent $37.7 million to acquire: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana, and; (ii) a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own an 80% controlling ownership interest. Also, effective January 1, 2004, we acquired four acute care facilities consisting of: (i) a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana; (ii) a 228-bed facility located in Corona, California; (iii) a 112-bed facility located in San Luis Obispo, California, and; (iv) a 65-bed facility located in Arroyo Grande, California. The $230 million combined purchase price for these four acute care facilities was funded in late December, 2003 and was included in other assets on our balance sheet as of December 31, 2003. Since the majority of these acquisitions occurred on January 1, 2004, the proforma effect on our net revenues, net income and basic and diluted earnings per share for the quarter ended March 31, 2004 was immaterial. Assuming these acquisitions occurred on January 1, 2003, our proforma net revenues for the three months ended March 31, 2003 would have been approximately $955 million and the proforma effect on our net income and basic and diluted earnings per share during the 2003 first quarter was immaterial.

During the first quarter of 2004, we entered into a definitive agreement to sell the 112-bed facility located in San Luis Obispo, California and the 65-bed facility located in Arroyo Grande, California. We expect the sale of these two facilities to be completed during the second quarter of 2004. In addition, subsequent to the end of the first quarter, we sold the operations of a 136-bed acute care hospital located in Shreveport, Louisiana. The combined proceeds for these sale transactions are expected to total approximately $40 million. The financial results for these three acute care facilities are reflected as discontinued operations on the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2004 and 2003 and as assets held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003. On a combined basis for the three months ended March 31, 2004, these facilities had net revenues of $29.8 million, operating income of $2.2 million, income before income taxes of $602,000 and net income of $383,000. The facility in Shreveport, Louisiana was the only one of the three owned during the first quarter of 2003 and it had net revenues of $8.7 million, operating income of $330,000, a loss before income taxes of $158,000 and a net loss of $97,000.

Page 12 of 29 Pages

Subsequent to March 31, 2004, we acquired the following behavioral health care facilities for a combined purchase price of $100 million: (i) a 63-bed facility, a school, partial services, group homes and detox services located in Connecticut; (ii) a 112-bed facility in Savannah, Georgia; (iii) a 77-bed facility in Benton, Arkansas; (iv) an 82-bed operation in Las Vegas, Nevada, and; (v) a 72-bed facility in Bowling Green, Kentucky.

(10) Dividends

A dividend of $.08 per share or $4.7 million in the aggregate was declared by the Board of Directors on January 21, 2004 and was paid on March 15, 2004 to shareholders of record as of March 1, 2004.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2004 and 2003:

	(000s)
	2004	2003
Components of net periodic pension cost
Service cost	$260	$268
Interest cost	1,076	1,023
Expected return on assets	(987)	(838)
Recognized actuarial loss	267	376

Net periodic pension cost	$616	$829

During the three months ended March 31, 2004 there were no employer contributions paid.

Page 13 of 29 Pages

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of March 31, 2004, we operated 45 acute care hospitals and 44 behavioral health centers located in 22 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 16 surgery and radiation oncology centers located in 9 states and Puerto Rico.

During the first quarter of 2004, we entered into a definitive agreement to sell a 112-bed facility located in San Luis Obispo, California and a 65-bed facility located in Arroyo Grande, California. We expect the sale of these two facilities to be completed during the second quarter of 2004. In addition, subsequent to the end of the first quarter, we sold the operations of a 136-bed acute care hospital located in Shreveport, Louisiana. Subsequent to March 31, 2004, we acquired: (i) a 63-bed facility, a school, partial services, group homes and detox services located in Connecticut; (ii) a 112-bed facility in Savannah, Georgia; (iii) a 77-bed facility in Benton, Arkansas; (iv) an 82-bed operation in Las Vegas, Nevada, and; (v) a 72-bed facility in Bowling Green, Kentucky.

Net revenues from our acute care hospitals (including the facilities located in France) and our ambulatory and radiation oncology centers accounted for 84% and 83% consolidated net revenues during the three month periods ended March 31, 2004 and 2003, respectively. Net revenues from our behavioral health care facilities accounted for 16% and 17% of consolidated net revenues during the three month periods ended March 31, 2004 and 2003, respectively.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic care, coronary care, pediatric services and behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

Forward-Looking Statements and Risk Factors

The matters discussed in this report as well as our news releases issued from time to time include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause industry results and/or our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	liability and other claims asserted against us;

•	competition from other healthcare providers, including physician owned facilities, and/or the loss of significant customers;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

•	our ability to successfully integrate our recent acquisitions;

•	a significant portion of our revenues are produced by a small number of our facilities;

•	our ability to finance growth on favorable terms;

Page 14 of 29 Pages

•	many of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our acute care facilities continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts and our provision for doubtful accounts;

•	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	we have experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. We report net patient service revenue at the estimated net realizable amounts from patients, third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. We accrue retroactive adjustments on an estimated basis in the period the related services are rendered and adjust such amounts in future periods as final settlements are determined.

Medicare and Medicaid revenues represented 38% and 39% of our net revenues during the three month periods ended March 31, 2004 and 2003, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41% and 40% of our net revenues during the three month periods ended March 31, 2004 and 2003, respectively. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. The large majority of the revenues generated by the acute care hospitals owned by our French subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and a per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than its established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net.

Provision for Doubtful Accounts: Our primary collection risks relate to uninsured patient accounts and the portion of the account which is the patient’s responsibility consisting primarily of co-payments and deductibles. We estimate provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might

Page 15 of 29 Pages

ultimately affect the collectibility of the patient accounts and make adjustments to the provision for doubtful accounts as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could materially affect our collection of accounts receivable, cash flow and results of operations.

Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and unasserted claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guarantee funds and other sources in estimating our ultimate net liability for such risk.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service and various state authorities through the year ended December 31, 1999. The Internal Revenue Service commenced a routine examination of the subsequent years and has also recently commenced an examination of our defined benefit pension plan. We believe that adequate accruals have been provided for federal and state taxes.

Page 16 of 29 Pages

Results of Operations

We believe that operating income, operating margin and adjusted net income (as calculated below), which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles), are helpful to our investors as measures of our operating performance. Since the source of financing for the purchase of property and equipment and other assets at each hospital varies, we believe that measuring operating performance before capital-related costs (such as depreciation and amortization, lease and rental and interest expense) provides a useful comparison of relative operating performance among our facilities. Operating income and operating margin are used by management as analytical indicators for purposes of assessing the relative operating performance of our individual hospitals and operating segments, and the overall Company. Also, our use of operating income and operating margin enables investors to compare our performance with that of others in the industry. In addition, we believe that comparing and discussing our financial results based on adjusted net income, as calculated, is helpful to our investors since it neutralizes the effect in each period of items that are nonrecurring or unusual in nature.

To obtain a complete understanding of our financial performance, operating income, operating margin and adjusted net income should be examined in connection with net income, determined in accordance with generally accepted accounting principles, as presented in the financial statements and notes thereto in this Report or in our other filings with the Securities and Exchange Commission including our Report on Form 10-K for the year ended December 31, 2003. Since the items included or excluded from operating income, operating margin and adjusted net income are significant components in understanding and assessing financial performance under generally accepted accounting principles, these measures should not be considered to be alternatives to net income as a measure of our operating performance or profitability. Because operating income, operating margin and adjusted net income are not measurements determined in accordance with GAAP and are thus susceptible to varying calculations, operating income, operating margin and adjusted net income as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

Below is a schedule of Supplemental Consolidated Income Statement Information which shows the calculation of operating income, operating margin and adjusted net income (as used in the discussions below) for the three month periods ended March 31, 2004 and 2003:

Schedule of Supplemental Consolidated Income Statement Information

(dollar amounts in thousands)

	Three months ended March 31, 2004		Three months ended March 31, 2003
Net revenues	$1,035,482	100.0%	$886,079	100.0%

Operating charges:
Salaries, wages and benefits	421,157	40.7%	351,357	39.7%
Other operating expenses	235,871	22.8%	201,518	22.7%
Supplies expense	144,937	14.0%	119,329	13.5%
Provision for doubtful accounts	87,227	8.4%	65,247	7.4%

	889,192	85.9%	737,451	83.2%

Operating income/margin	146,290	14.1%	148,628	16.8%

Depreciation and amortization	39,378		34,189
Lease and rental expense	18,336		15,683
Interest expense, net	10,911		9,849
Minority interests in earnings of consolidated entities	4,919		5,030

Income from continuing operations before income taxes	72,746		83,877

Provision for income taxes	26,946		30,990

Income from continuing operations	45,800		52,887

Income (loss) from discontinued operations, net of income taxes	383		(97)

Net income	$46,183		$52,790

Page 17 of 29 Pages

Calculation of Adjusted Net Income	Amount	Per Diluted Share	Amount	Per Diluted Share
Net income	$46,183	$0.74	$52,790	$0.84
Less: After-tax DSH revenue attributable to prior period	(1,748)	$(0.02)	—	—

Adjusted net income	$44,435	$0.72	$52,790	$0.84

Net revenues increased 17% to $1.035 billion during the three month period ended March 31, 2004 as compared to $886 million during the comparable prior year period. The $149 million increase during the 2004 first quarter, as compared to the comparable prior year quarter, was primarily attributable to:

•	a $49 million or 6% increase in net revenues generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$92 million of revenues generated at acute care hospitals acquired or opened in the U.S. and France at various times subsequent to January 1, 2003.

Operating income decreased $3 million or 2% to $146 million during the 2004 first quarter as compared to $149 million during the 2003 first quarter. Our overall operating margins decreased to 14.1% during the three months ended March 31, 2004 as compared to 16.8% during comparable prior year quarter. The decrease in operating income and the overall operating margin during the first quarter of 2004, as compared to the comparable prior year quarter, resulted from unfavorable operating trends experienced at our acute care facilities located in the U.S. and Puerto Rico, as discussed below in Acute Care Hospital Services.

Net income decreased $7 million or 13% during the first quarter of 2004 as compared to the comparable prior year quarter. We recently received notification from South Carolina that the Medicaid disproportionate share hospital (“DSH”) program has been renewed for the state’s 2004 fiscal year covering the period from July 1, 2003 through June 30, 2004. Included in our 2004 first quarter results is $4.1 million of revenue from this program attributable to the period of July 1, 2003 through March 31, 2004. Excluding the $2.8 million of pre-tax South Carolina DSH revenue attributable to the July 1, 2003 through December 31, 2003 period ($1.7 million after-tax), adjusted net income (as calculated above) decreased 16% or $8 million to $44 million during the first quarter of 2004 as compared to $53 million during the 2003 first quarter. This decrease was due primarily to a decrease in operating income at our acute care facilities located is the U.S. and Puerto Rico, and a combined pre-tax increase of $9 million ($6 million after-tax) in depreciation and amortization, lease and rental, and interest expense due primarily to the increased capital costs associated with the acquisition of five acute care facilities located in the U.S. and two located in France during the first quarter of 2004.

Acute Care Hospital Services

On a same facility basis at our acute care hospitals located in the U.S. and Puerto Rico, net revenues increased 4% during the three months ended March 31, 2004 as compared the prior year three month period. Inpatient admissions to these facilities decreased 0.9% during the 2004 first quarter, as compared to the prior period, while patient days remained relatively unchanged (first quarter of 2004 had one extra day due to leap-year). The average length of patient stay at these facilities increased to 4.8 days during the 2004 first quarter as compared to 4.7 days during prior year quarter. The occupancy rate, based on the average available beds at these facilities, was 69.4% during the first quarter of 2004, as compared to 72.8% during the prior year quarter.

Page 18 of 29 Pages

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our acute care facilities located in the U.S. and Puerto Rico increased 3.3% and net revenue per adjusted patient day at these facilities increased 2.7% during the first quarter of 2004, as compared to the comparable prior year quarter.

During the first quarters of 2004 and 2003, 38% and 40%, respectively, of the net patient revenues at our acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the first quarters of 2004 and 2003, 39% and 38%, respectively, of the net patient revenues at our acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. We expect that the percentage of our revenue from managed care business will continue to increase in the future. Generally, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $10.5 million during the three months ended March 31, 2004 (including $2.8 million from South Carolina attributable to the July 1, 2003 through December 31, 2003 period, as discussed above) and $6.3 million during the three months ended March 31, 2003 related to DSH programs. The Texas and South Carolina DSH programs have been renewed for the 2004 fiscal years (covering the period of September 1, 2003 through August 31, 2004 for Texas and July 1, 2003 through June 30, 2004 for South Carolina). However, failure to renew these programs beyond their scheduled termination dates (June 30, 2004 for South Carolina and August 31, 2004 for Texas), failure of our hospitals that currently receive DSH payments to qualify for future DSH payments under these programs, or reductions in reimbursements could have a material adverse effect on our future results of operations.

Below are schedules illustrating the components of operating income / margin for our acute care facilities located in the U.S. and Puerto Rico presented on an all acute care facility basis (including results of facilities acquired/opened since January 1, 2003) and a same facility basis:

	Three Months Ended March 31,
All Acute Care Facilities	2004	%	2003	%
Net revenues	$781,366	100.0	$670,101	100.0

Salaries, wages and benefits	295,294	37.8	239,188	35.7
Other operating expenses	178,894	22.9	151,119	22.6
Supplies expense	112,649	14.4	94,527	14.1
Provision for doubtful accounts	82,050	10.5	59,214	8.8

Operating expenses	668,887	85.6	544,048	81.2

Operating income / margin	$112,479	14.4	$126,053	18.8

Page 19 of 29 Pages

	Three Months Ended March 31,
Same Facility – Acute Care	2004	%	2003	%
Net revenues	$695,236	100.0	$670,101	100.0

Salaries, wages and benefits	257,648	37.1	239,188	35.7
Other operating expenses	158,809	22.8	151,119	22.5
Supplies expense	103,320	14.9	94,527	14.1
Provision for doubtful accounts	74,695	10.7	59,214	8.8

Operating expenses	594,472	85.5	544,048	81.2

Operating income / margin	$100,764	14.5	$126,053	18.8

Unfavorably impacting the operating income / margins at our acute care hospitals located in the U.S. and Puerto Rico during the first quarter of 2004, as compared to the comparable prior year quarter, were the following factors:

•	decreasing inpatient admissions attributable in part to a slower economy which has induced lower health care consumption trends in many of our markets. Unfavorable economic conditions are more prevalant in certain markets such as Puerto Rico and Amarillo, Texas;

•	a continuation of an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts thereby increasing our provision for doubtful accounts;

•	the emergence of recent trends indicating the erosion of some business, including surgeries and better paying, higher acuity patients, in certain markets such as McAllen, Texas and Aiken, South Carolina as a result of increased hospital and physician competition;

•	an increase in salaries, wages and benefits expense as a percentage of net revenues partially due to increased staffing during the first quarter of 2004 in anticipation of an expected seasonal increase in patient volume that in many cases did not materialize, and;

•	an increase in supplies expense partially due to the higher costs for orthopedic implants and cardiac stents.

We expect these unfavorable patient volume and provision for doubtful accounts trends to continue to pressure future results of operations until there is a notable strengthening of the overall labor market. In response to the market share erosion in certain of our markets, we have undertaken a program of facility renovation/expansion and physician recruitment in several markets. Also, several hundred employees have been reduced throughout our hospital markets and we expect that these reductions will begin to be reflected in our results of operations during the second quarter of 2004.

Behavioral Health Services

On a same facility basis at our behavioral health care facilities, net revenues increased 8% during the three months ended March 31, 2004 as compared the prior year three month period. Inpatient admissions to these facilities increased 10% during the 2004 first quarter, as compared to the prior period, while patient days increased 6% (first quarter of 2004 had one extra day due to leap-year). The average length of patient stay at these facilities decreased to 11.8 days during the 2004 first quarter as compared to 12.2 days during prior year quarter. The occupancy rate, based on the average available beds at these facilities, was 82.6% during the first quarter of 2004, as compared to 79.9% during the prior year quarter.

On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our behavioral health care facilities decreased 1.2% and net revenue per adjusted patient day at these facilities increased 2.8% during the first quarter of 2004, as compared to the comparable prior year quarter.

During the first quarters of 2004 and 2003, 37% and 35%, respectively, of the net patient revenues at our behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the first quarters of 2004 and 2003, 50% and 51%, respectively, of the net patient revenues at our behavioral health care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs.

Page 20 of 29 Pages

Below is a schedule illustrating the components of operating income / margin for our behavioral health care facilities presented on an all behavioral health care facility basis (substantially the same on a same facility basis):

	Three Months Ended March 31,
All Behavioral Health Care Facilities	2004	%	2003	%
Net revenues	$165,998	100.0	$152,747	100.0

Salaries, wages and benefits	78,348	47.2	72,152	47.2
Other operating expenses	33,120	20.0	32,485	21.3
Supplies expense	9,723	5.9	8,952	5.9
Provision for doubtful accounts	4,867	2.9	5,643	3.7

Operating expenses	126,058	75.9	119,232	78.1

Operating income / margin	$39,940	24.1	$33,515	21.9

The operating income / margin at our behavioral health care facilities was favorably impacted by the strong increase in inpatient admissions as well as a reduction, during the first quarter of 2004 as compared to the prior year quarter, in other operating expenses as a percentage of net revenues partially due to decreased purchased services and contract staff.

International and Other Operating Results

Combined net revenues from our international and other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns fourteen hospitals in France, increased to $86 million during first quarter of 2004 as compared to $61 million during the prior year first quarter. The $25 million of combined net revenue increases were primarily attributable to an increase in the same facility revenues generated at our French facilities and the acquisition of two additional hospitals by our France subsidiary during the first quarter of 2004. Combined operating margins from the international and other operating entities were 19.1% during the first quarter of 2004 and 15.0% during the first quarter of 2003. The increase in the combined operating margin at our international and other operating entities was due an increase in the operating margins at our French facilities which increased to 18.4% during the first quarter of 2004 as compared to 11.6% during the first quarter of 2003 due primarily to the positive contribution of recent acquisitions and favorable changes in the exchange rate.

On a same facility basis at our hospitals located in France, net revenues increased $11 million or 21% during the first quarter of 2004 as compared to the comparable prior year quarter. Inpatient admissions to these facilities decreased 0.3% during the first quarter of 2004, as compared to the prior year’s quarter, while patient days increased 0.6% (first quarter of 2004 had one extra day due to leap-year). The average length of stay at these facilities increased slightly to 4.92 days during the 2004 first quarter as compared to 4.87 days during the prior year quarter. The occupancy rate, based on the average available beds at these facilities, was 84.9% during the quarter ended March 31, 2004, as compared to 85.4% during the prior year quarter. The large majority of the revenues generated by our hospitals located in France are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

We recorded minority interest expense in the earnings of consolidated entities amounting to $4.9 million and $5.0 million during the three month periods ended March 31, 2004 and 2003, respectively. The minority interest expense includes the minority ownerships’ share of the net income of five acute care facilities located in the U.S., four of which are located in Las Vegas, Nevada and one located in Washington, D.C, and fourteen acute care facilities located in France.

Depreciation and amortization expense increased $5.2 million to $39.4 million, lease and rental expense increased $2.7 million to $18.3 million and interest expense increased $1.1 million to $10.9 million, due primarily to the increased capital and borrowings costs related to our acquisition of five acute care facilities located in the U.S. and two located in France during the first quarter of 2004.

Page 21 of 29 Pages

The effective tax rate was 37.0% and 36.9% during the three month periods ended March 31, 2004 and 2003, respectively.

Discontinued Operations

During the first quarter of 2004, we entered into a definitive agreement to sell the 112-bed facility located in San Luis Obispo, California and the 65-bed facility located in Arroyo Grande, California. We expect the sale of these two facilities to be completed during the second quarter of 2004. In addition, subsequent to the end of the first quarter, we sold the operations of a 136-bed acute care hospital located in Shreveport, Louisiana. The combined proceeds for these sale transactions are expected to total approximately $40 million. The financial results for these three acute care facilities are reflected as discontinued operations on the Consolidated Statements of Income for the three month periods ended March 31, 2004 and 2003 and as assets/liabilities of facilities held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

On a combined basis for the three months ended March 31, 2004, these facilities had net revenues of $29.8 million, operating income of $2.2 million, income before income taxes of $602,000 and net income of $383,000. The facility in Shreveport, Louisiana was the only one of the three owned during the first quarter of 2003 and it had net revenues of $8.7 million, operating income of $330,000, a loss before income taxes of $158,000 and a net loss of $97,000.

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

Our estimated liability for professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate.

As of March 31, 2004, the total accrual for our professional and general liability claims, was $202.0 million ($159.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $42.3 million as of March 31, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Page 22 of 29 Pages

Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $95 million during the three months ended March 31, 2004 and $81 million during the comparable prior year quarter. The 18% or $14 million increase was primarily attributable to:

•	a favorable change of $51 million in other working capital accounts due primarily to timing of accrued payroll and benefits disbursements and other accrued expense payments;

•	an unfavorable change of $51 million in accounts receivable due partially due to: (i) a $9 million increase in accounts receivable during the first quarter of 2004 resulting from Medicare recoupments related to a discharge disposition initiative; (ii) a $12 million increase in accounts receivable at our newly acquired facilities resulting primarily from certain routine billing issues such as managed care contract assignments and obtaining Medicare/Medicaid provider numbers; (iii) a $12 million increase in accounts receivable during the first quarter of 2004 at our French hospitals partially due to a billing system conversion, and; (iv) a $10 million combined increase in accounts receivable during the first quarter of 2004 due to the continued increase in business at a newly constructed acute care facility opened during the third quarter of 2003 and the recording the South Carolina DSH revenue as mentioned above;

•	a favorable change of $12 million in accrued self-insurance expense, net of payments made in settlement in self-insurance claims

•	$2 million of other net favorable changes in working capital.

Net cash used in investing activities

Net cash used in investing activities increased to $108 million during the first quarter of 2004 as compared to $86 million during the first quarter of 2003. During the first quarter of 2004, we spent $70 million to finance capital expenditures and an additional $38 million on the acquisition of newly acquired facilities, including the following:

Capital Expenditures during the three months ended March 31, 2004

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida that is scheduled to open during the third quarter of 2004;

•	Purchase of land for potential future construction of a new acute care facility located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

Acquisition of businesses during the three months ended March 31, 2004

•	We acquired a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana, and;

•	a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own an 80% controlling ownership interest.

We expect to spend approximately $225 million to $250 million for capital expenditures during 2004 (including the amount spent during the first quarter of 2004), including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through additional borrowings under our existing revolving credit facility or refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

Page 23 of 29 Pages

During the first quarter of 2004, we entered into a definitive agreement to sell the 112-bed facility located in San Luis Obispo, California and the 65-bed facility located in Arroyo Grande, California. We expect the sale of these two facilities to be completed during the second quarter of 2004. In addition, subsequent to the end of the first quarter, we sold the operations of a 136-bed acute care hospital located in Shreveport, Louisiana. The combined proceeds for these sale transactions are expected to total approximately $40 million.

Subsequent to March 31, 2004, we acquired the following behavioral health care facilities for a combined purchase price of $100 million: (i) a 63-bed facility, a school, partial services, group homes and detox services located in Connecticut; (ii) a 112-bed facility in Savannah, Georgia; (iii) a 77-bed facility in Benton, Arkansas; (iv) an 82-bed operation in Las Vegas, Nevada, and; (v) a 72-bed facility in Bowling Green, Kentucky.

Net cash provided by/used in financing activities

Net cash provided by financing activities amounted to $16 million and $20 million during the three month periods ended March 31, 2004 and 2003, respectively. The $16 million of net cash provided by financing activities during the first quarter of 2004 consisted of the following: (i) $20 million of additional borrowings, used in addition to cash flows from operating activities, to finance the acquisitions and capital expenditures mentioned above; (ii) $5 million spent during the first quarter of 2004 to pay an $.08 per share quarterly cash dividend, and; (iii) $1 million of other net cash provided by financing activities.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $400 million unsecured non-amortizing revolving credit agreement (“Revolver”), which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $8 million was available at March 31, 2004. The interest rate on borrowings is determined at our option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the our leverage ratio. At March 31, 2004, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At March 31, 2004, we had $153 million of unused borrowing capacity available under the Revolver.

We also have a $100 million commercial paper credit facility which is fully collateralized by a portion of our acute care patient accounts receivable. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which, can be refinanced through available borrowings under our Revolver, are classified as long-term. As of March 31, 2004, we had no unused borrowing capacity under the terms of the commercial paper facility.

During 2003, our 80% owned French subsidiary entered into a senior credit agreement denominated in Euros which provides for a total commitment of 90 million Euros. The loan, which is non-recourse to Universal Health Services, Inc., amortizes to zero over the life of the agreement and matures on December 4, 2009. Interest on the loan is at the option of our majority-owned subsidiary and can be based on the one, two, three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at March 31, 2004 was 2.25%. As of March 31, 2004, the interest rate was 4.427%, including the spread of 2.25%, and the effective interest rate including the effects of the designated interest rate swaps and the spread was 6.28%. As of March 31, 2004, there was 59 million Euros ($73 million) of debt outstanding, and 31 million Euros ($38 million) of unused borrowing capacity, pursuant to the terms of this agreement.

Page 24 of 29 Pages

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

Our total debt as a percentage of total capitalization was 44% at March 31, 2004 and 45% at December 31, 2003. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2004.

Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2004.

We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through additional borrowings under our existing revolving credit facility or refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements during the first quarter ended March 31, 2004. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2003.

As of March 31, 2004, we were party to certain off balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds, as of March 31, 2004, totaled $44 million consisting of: (i) $38 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

We have various obligations under operating leases for real property, real property master leases and equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received these subleases are offset against the expense. In addition, we lease six hospital facilities from Universal Health Realty Income Trust with terms expiring in 2004 through 2008. These leases contain up to five, 5-year renewal options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the first three months of 2004. Reference is made to Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2003.

Page 25 of 29 Pages

Item 4. Controls and Procedures

As of March 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

There have been no significant changes in our internal control over financial reporting or in other factors during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 26 of 29 Pages

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

On or about March 22 through March 26, 2004 two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim is asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses on behalf of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004. One lawsuit “ Lloyd Freed, individually and on behalf of all others similarly situated, vs, Universal Health Services, Inc., Alan B. Miller and Steve G. Filton” has been served upon the defendants and, subject to court approval, the defendants’ time to respond has been extended until 45 days after the later of the appointment of lead counsel for plaintiffs or the service upon defendants of a Consolidated Amended Complaint. The other, “Liselotte Klein, individually and on behalf of all others similarly situated, vs. Universal Health Services, Inc, Alan B. Miller and Steve G. Filton”, has to our knowledge not been served upon the Company or the other defendants. Plaintiffs seek, on behalf of the purported class, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses.

We believe that the claims asserted against us in the proceedings described above are without merit, and we deny all allegations of violations of the securities laws. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

2004 period	Total number of Class B Common Stock purchased	Average price paid per share	Number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
January, 2004	6,625	$52.77	6,625	1,115,452

Total January through March	6,625	$52.77	6,625	1,115,452

During 1998 and 1999, we announced that our Board of Directors approved stock repurchase programs authorizing us to purchase up to 12 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Since inception of the stock purchase program in 1998 through March 31, 2004, we purchased a total of 10,884,548 shares at an average purchase price of $24.94 per share or $271.4 million in the aggregate.

Page 27 of 29 Pages

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification of the Company’s Chief Executive Officer pursuant Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934.

31.2 Certification of the Company’s Chief Financial Officer pursuant Rule 13a-14(a)/15(d)-14(a) under the Securities and Exchange Act of 1934.

32.1 Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1)	Report on Form 8-K dated January 29, 2004, reported under Item 12, Results of Operations and Financial Condition, that we issued a press release announcing our expected financial results for the full year ended December 31, 2003.

2)	Report on Form 8-K dated February 19, 2004, reported under Item 12, that we issued a press release announcing our 2003 fourth quarter and full year financial results for then year ended December 31, 2003.

3)	Report on Form 8-K dated March 1, 2004, reported under Item 5, Other Events and Required FD Disclosure, that we issued a press release announcing an expected earnings decline during the three month period ended March 31, 2004 to what could be as much as 25% lower than the $.84 per diluted share recorded during the quarterly period ended March 31, 2003.

11. Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

All other items of this Report are inapplicable.

Page 28 of 29 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 7, 2004	/s/Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer (Principal Executive)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer).

Page 29 of 29 Pages