Form 10-Q
period 2004-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2004-08-09
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2004:

Class A	3,328,404
Class B	54,492,127
Class C	335,800
Class D	28,639

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

Page 2 of 34 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000s omitted except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$1,018,700	$879,661	$2,038,646	$1,751,354

Operating charges:
Salaries, wages and benefits	414,000	346,132	828,390	690,321
Other operating expenses	238,455	205,043	470,107	402,164
Supplies expense	140,087	118,018	282,931	235,111
Provision for doubtful accounts	75,762	59,886	161,139	123,498
Depreciation and amortization	40,319	34,048	78,970	67,141
Lease and rental expense	18,117	15,490	36,115	30,935

	926,740	778,617	1,857,652	1,549,170

Income before interest expense, minority interests and income taxes	91,960	101,044	180,994	202,184

Interest expense, net	10,899	9,370	21,805	19,215
Minority interests in earnings of consolidated entities	6,260	8,530	11,179	13,560

Income before income taxes	74,801	83,144	148,010	169,409
Provision for income taxes	27,699	31,065	54,813	62,937

Income from continuing operations	47,102	52,079	93,197	106,472

Income (loss) from discontinued operations, net of income taxes	1,187	(1,129)	1,276	(2,732)

Net income	$48,289	$50,950	$94,473	$103,740

Basic earnings/(loss) per share:
From continuing operations	$0.82	$0.90	$1.62	$1.84
From discontinued operations	0.02	(0.02)	0.02	(0.05)

Total basic earnings per share	$0.84	$0.88	$1.64	$1.79

Diluted earings/(loss) per share:
From continuing operations	$0.76	$0.84	$1.50	$1.70
From discontinued operations	0.02	(0.02)	0.02	(0.04)

Total diluted earnings per share	$0.78	$0.82	$1.52	$1.66

Weighted average number of common shares - basic	57,622	57,655	57,593	57,966
Add: Shares for conversion of convertible debentures	6,577	6,577	6,577	6,577
Other share equivalents	774	710	860	726

Weighted average number of common shares and equivalents - diluted	64,973	64,942	65,030	65,269

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 34 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$36,335	$34,863
Accounts receivable, net	575,365	503,929
Supplies	63,066	61,736
Deferred income taxes	11,898	25,271
Other current assets	25,108	19,992

Total current assets	711,772	645,791

Property and equipment	2,237,148	2,079,279
Less: accumulated depreciation	(803,363)	(774,938)

	1,433,785	1,304,341

Other assets:
Goodwill	648,695	442,504
Deferred charges	15,418	15,832
Other	144,282	364,262

	808,395	822,598

Assets of facilities held for sale	10,258	—

	$2,964,210	$2,772,730

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$13,193	$10,871
Accounts payable and accrued liabilities	444,322	370,259
Liabilities of facilities held for sale	5,112	—
Federal and state taxes	11,270	14,623

Total current liabilities	473,897	395,753

Other noncurrent liabilities	229,476	216,094

Minority interest	184,616	159,554

Long-term debt, net of current maturities	849,587	868,566

Deferred income taxes	47,691	41,841

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2004, 3,328,404 in 2003	33	33
Class B Common Stock, 54,473,940 shares outstanding in 2004, 54,376,706 in 2003	545	544
Class C Common Stock, 335,800 shares outstanding in 2004, 335,800 in 2003	3	3
Class D Common Stock, 28,747 shares outstanding in 2004, 31,259 in 2003	—	—
Capital in excess of par, net of deferred compensation of $7,322 in 2004 and $9,456 in 2003	46,800	42,480
Cumulative dividends	(13,947)	(4,644)
Retained earnings	1,145,167	1,050,694
Accumulated other comprehensive income	342	1,812

	1,178,943	1,090,922

	$2,964,210	$2,772,730

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 34 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000s unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$94,473	$103,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	81,399	70,050
Accretion of discount on convertible debentures	5,997	5,664
Gains on sales of assets and businesses, net of losses	(2,338)	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(39,323)	19,462
Accrued interest	28	264
Accrued and deferred income taxes	16,004	1,727
Other working capital accounts	42,350	(12,533)
Other assets and deferred charges	(2,259)	11,952
Other	1,386	(5,278)
Minority interest in earnings of consolidated entities, net of distributions	11,742	7,608
Accrued insurance expense, net of commercial premiums paid	39,307	30,640
Payments made in settlement of self-insurance claims	(24,091)	(23,118)

Net cash provided by operating activities	224,675	210,178

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(118,018)	(106,204)
Proceeds received from sales of assets and businesses	68,777	4,178
Acquisition of businesses	(142,391)	(45,482)

Net cash used in investing activities	(191,632)	(147,508)

Cash Flows from Financing Activities:
Reduction of long-term debt	(23,713)	(9,118)
Capital contributions from minority member	—	7,785
Issuance of common stock	1,795	956
Repurchase of common shares	(350)	(53,339)
Dividends paid	(9,303)	—

Net cash used in financing activities	(31,571)	(53,716)

Increase in cash	1,472	8,954
Cash, Beginning of Period	34,863	17,750

Cash, End of Period	$36,335	$26,704

Supplemental Disclosures of Cash Flow Information:
Interest paid	$15,796	$13,303

Income taxes paid, net of refunds	$40,494	$56,997

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 34 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended June 30, 2004. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us, or our subsidiaries, as managing general partner. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

At June 30, 2004, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In connection with this advisory agreement, we earned advisory fees from the Trust of $367,000 and $362,000 during the three month periods ended June 30, 2004 and 2003, respectively, and $741,000 and $712,000 during the six month periods ended June 30, 2004 and 2003, respectively, which are included in net revenues in the accompanying condensed consolidated statements of income. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore we account for our investment in the Trust using the equity method of accounting. Our pre-tax share of income from the Trust was $413,000 and $310,000 during the three month periods ended June 30, 2004 and 2003, respectively, and $755,000 and $719,000 during the six month periods ended June 30, 2004 and 2003, respectively, and is included in net revenues in the accompanying condensed consolidated statements of income.

As of June 30, 2004, we leased six hospital facilities from the Trust with terms expiring in 2004 through 2006. Total rent expense under these operating leases was $4.3 million and $4.4 million during the three month periods ended June 30, 2004 and 2003, respectively, and $8.8 million during each of the six month periods ended June 30, 2004 and 2003. These leases on the six hospital facilities contain up to five, five-year renewal options. Pursuant to the terms of the leases with the Trust, we have an option to purchase the respective leased facilities at the end of the lease terms or any renewal terms. In addition, we have rights

Page 6 of 34 Pages

of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

We have renewed the lease on The Bridgeway, which was scheduled to expire in December of 2004, for a five-year term expiring in December of 2009. The lease on the Virtue Street Pavilion facility is scheduled to expire in December of 2004. We have provided notice to the Trust that we intend to exercise our option to purchase the facility at its fair market value. Pursuant to the terms of the lease, we have obtained an independent appraisal which indicates that the fair market value of the property is approximately $7.3 million. The Trust is currently in the process of obtaining an independent appraisal on this property. Pursuant to the terms of the lease, if our independent appraisal of the fair market value of the property is within 10% of the Trust’s independent appraisal, the sale price will be determined by averaging the two appraisals. If the difference in fair market value of the property exceeds 10% (as determined by our independent appraisal compared to the Trust’s independent appraisal), then a third appraisal will be obtained and the sale price will be determined by averaging the two appraisals that are closest in value. We expect this purchase transaction to occur in December of 2004, upon the expiration of the lease on the facility.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, we had $2.8 million as of June 30, 2004 and $4.6 million as of December 31, 2003, of gross loans outstanding to various employees of which an aggregate of $2.5 million as of June 30, 2004 and $3.6 million as of December 31, 2003 has been charged to compensation expense to date. Included in the amounts outstanding were gross loans to officers amounting to $2.5 million as of June 30, 2004 and $2.8 million as of December 31, 2003.

Our Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team own approximately 6% of the outstanding shares of Broadlane, Inc. as of June 30, 2004. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

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

As of June 30, 2004 and December 31, 2003, the $184.6 million and $159.6 million, respectively, minority interest liability consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C.; (iii) a 20% outside ownership interest in an operating company that owns fourteen hospitals in France, and; (iv) a 10% outside ownership in two acute care facilities located in Louisiana.

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

Page 7 of 34 Pages

In connection with the fourteen hospitals located in France, the minority owners have certain “put rights” that, if exercised, would require us to purchase a stipulated percentage of their shares (up to 50% of the shares through December 31, 2004 and up to 100% of the shares through March 31, 2009) at a multiple of the subsidiary’s earnings before interest, taxes, depreciation and amortization, as defined. We also have certain “call rights” that would allow us to purchase all the minority owners’ shares pursuant to this formula at any time through December 31, 2009.

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

(4) Commitments and Contingencies

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased an umbrella excess policy for our subsidiaries through a commercial insurance carrier for coverage in excess of $25 million per occurrence with $75 million aggregate coverage.

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

Our estimated liability for professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, due to the inherent uncertainties involved in making the estimate, our ultimate liability for professional and general liability claims could change materially from our current estimates which could have a material adverse effect on our future results of operations, cash flows and financial condition. In addition, there can be no assurance that a continuation of the unfavorable trends mentioned above, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

As of June 30, 2004, the total accrual for our professional and general liability claims, was $202.7 million ($160.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $42.0 million as of June 30, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Page 8 of 34 Pages

As of June 30, 2004, we had outstanding letters of credit and surety bonds totaling $45 million consisting of: (i) $39 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party.

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

A motion was made in the class action litigation to consolidate the cases and appoint the lead plaintiff in the litigation and counsel for such plaintiff. On August 3, 2004, the Court entered an Order granting the motion and directing plaintiffs to serve an Amended Consolidated Complaint in the consolidated action “Lloyd Freed, individually and on behalf of all others similarly situated, vs, Universal Health Services, Inc., Alan B. Miller and Steve G. Filton ( Cv. 04-1233)” within 30 days. The defendants’ time to respond has been extended until 45 days after the service upon defendants of a Consolidated Amended Complaint.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned “Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton.” Plaintiff purported to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. Defendants’ time to respond to the complaint in the derivative action has been extended through August 25, 2004.

We believe that the claims asserted against us in the proceedings described above are without merit and we deny all allegations of violations of the securities laws. The individual defendants also believe that the claims asserted against them in these proceedings are without merit. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

We have learned through press reports that on or about August 5, 2004, a purported class action lawsuit has been filed against us and certain of our named and unnamed subsidiaries in the District Court of Clark County, Nevada. The complaint alleges that we violated various state and federal laws by reason that we charged greater fees to uninsured patients for medical services than we charged to insured patients for similar services. The plaintiffs seek damages and declaratory and injunctive relief on behalf of the purported class. We have not received notice that we have been served with a complaint in the action as of the date of filing of this Report nor have we had the opportunity to review the allegations with counsel; however, we believe that we and our subsidiaries are in compliance with all applicable laws relating to the amounts charged to our patients.

(5) Financial Instruments

Fair Value Hedges: We have two floating rate swaps having a notional principal amount of $60 million in which we receive a fixed rate of 6.75% and pay a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. As of June 30, 2004, the average floating rate on these swaps was 2.83%. During the three months ended June 30, 2004, we recorded a decrease of $4.5 million in other assets to recognize the fair-value of these swaps and a decrease of $4.5 million in long-term debt to recognize the difference between the carrying-value and fair-value of the related hedged liability. During the six months ended June 30, 2004, we recorded a decrease of $2.0 million in other assets to recognize the fair-value of these swaps and a decrease of $2.0 million in long-term debt to recognize the difference between the carrying-value and fair-value of the related hedged liability.

Cash Flow Hedges: As of June 30, 2004, we had one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. We pay a fixed rate of 6.76% and receive a floating rate equal to three month LIBOR. As of June 30, 2004, the floating rate on this interest rate swap was 1.25%.

Page 9 of 34 Pages

As of June 30, 2004, our French majority-owned subsidiary had two interest rate swaps and one interest rate cap denominated in Euros. The total notional amount of the interest rate swaps is 35.1 million Euros ($42.8 million based on the end of period currency exchange rate). The notional amount decreases to 27.5 million Euros ($33.5 million) on December 30, 2004, and the swaps mature on June 30, 2005. We pay an average fixed rate of 4.4% and receive six month EURIBOR. The effective floating rate for these swaps as of June 30, 2004 was 2.2%. The total amount of the interest rate cap is 14.9 million Euros ($18.1 million) and increases to 17.5 million Euros ($21.3 million) on December 30, 2004. The strike on the interest rate cap is 3.5%.

We recorded in accumulated other comprehensive income (“AOCI”), a pre-tax gain of $3.2 million ($2.0 million after-tax) and a pre-tax loss of $214,000 ($135,000 after-tax) during the three month periods ended June 30, 2004 and 2003, respectively, and a pre-tax gain of $3.5 million ($2.2 million after-tax) and a pre-tax gain of $56,000 ($35,000 after-tax) during the six month periods ended June 30, 2004 and 2003, respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming the yield curve remains unchanged from June 30, 2004, it is expected that $4.4 million of pre-tax net losses in AOCI will be reclassified into earnings within the next twelve months. We also recorded pre-tax income of $220,000 ($140,000 after-tax) and $1,000 during the three month periods ended June 30, 2004 and 2003, respectively and pre-tax income of $290,000 ($184,000 after-tax) and $7,000 during the six month periods ended June 30, 2004 and 2003, respectively, to recognize the ineffective portion of our cash flow hedging instruments. As of June 30, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through August, 2005, excluding the French interest rate swaps and cap. For our French subsidiary, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through December, 2006.

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and Puerto Rico and excludes hospitals shown as discontinued operations), behavioral health care services and international acute care hospital services consisting of fourteen hospitals located in France. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in total assets in the Other segment column for both periods presented are the assets of the acute care facilities reflected as discontinued operations on our Condensed Consolidated Statements of Income ($10.3 million of assets as of June 30, 2004 and $64.4 million of assets as of June 30, 2003) as well as the statistical data related to these facilities. The chief operating decision making group for our acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Page 10 of 34 Pages

	Three Months Ended June 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,687,108	$310,737	$54,126	$2,855	$2,054,826
Gross outpatient revenues	$649,442	$46,472	$14,634	$28,792	$739,340
Total net revenues	$751,598	$177,732	$74,615	$14,755	$1,018,700
Operating Income/(loss) (a)	$115,366	$42,769	$12,106	$(19,845)	$150,396
Total assets as of 6/30/04	$2,051,465	$427,671	$278,490	$206,584	$2,964,210
Licensed beds	6,314	4,214	1,588	384	12,500
Available beds	5,363	4,138	1,588	384	11,473
Patient days	320,285	310,723	117,845	12,464	761,317
Admissions	68,831	23,944	24,859	3,043	120,677
Average length of stay	4.7	13.0	4.7	4.1	6.3

	Six Months Ended June 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$3,481,712	$604,466	$109,351	$5,900	$4,201,429
Gross outpatient revenues	$1,281,744	$89,448	$29,407	$59,146	$1,459,745
Total net revenues	$1,517,427	$343,635	$147,696	$29,888	$2,038,646
Operating income/(loss) (a)	$227,629	$82,679	$25,526	$(39,755)	$296,079
Total assets as of 6/30/04	$2,051,465	$427,671	$278,490	$206,584	$2,964,210
Licensed beds	6,288	4,060	1,588	481	12,417
Available beds	5,337	3,958	1,588	465	11,348
Patient days	664,419	594,621	237,268	31,793	1,528,101
Admissions	140,337	48,083	50,747	7,408	246,575
Average length of stay	4.7	12.4	4.7	4.3	6.2

	Three Months Ended June 30, 2003
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,430,272	$274,367	$43,565	$3,160	$1,751,364
Gross outpatient revenues	$511,842	$41,178	$5,806	$35,817	$594,643
Total net revenues	$655,202	$154,837	$51,865	$17,757	$879,661
Operating income/(loss) (a)	$124,087	$37,256	$7,846	$(18,607)	$150,582
Total assets as of 6/30/03	$1,613,147	$287,437	$213,652	$309,440	$2,423,676
Licensed beds	5,333	3,902	1,445	402	11,082
Available beds	4,530	3,773	1,445	370	10,118
Patient days	294,829	269,451	110,783	10,840	685,903
Admissions	63,074	22,029	21,626	2,400	109,129
Average length of stay	4.7	12.2	5.1	4.5	6.3

Page 11 of 34 Pages

	Six Months Ended June 30, 2003
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$2,910,754	$547,644	$80,922	$6,273	$3,545,593
Gross outpatient revenues	$998,475	$79,751	$10,199	$73,669	$1,162,094
Total net revenues	$1,310,917	$307,584	$96,505	$36,348	$1,751,354
Operating income/(loss) (a)	$251,182	$70,784	$13,029	$(34,735)	$300,260
Total assets as of 6/30/03	$1,613,147	$287,437	$213,652	$309,440	$2,423,676
Licensed beds	5,333	3,887	1,352	402	10,974
Available beds	4,530	3,750	1,352	370	10,002
Patient days	602,801	537,541	203,145	23,760	1,367,247
Admissions	128,607	43,983	40,231	4,982	217,803
Average length of stay	4.7	12.2	5.0	4.8	6.3

(a)	Operating income is defined as net revenues less salaries, wages & benefits, other operating expenses, supplies expense and provision for doubtful accounts. Below is a reconciliation of consolidated operating income to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)
	2004	2003	2004	2003
Consolidated operating income	$150,396	$150,582	$296,079	$300,260
Less: Depreciation & amortization	40,319	34,048	78,970	67,141
Lease & rental expense	18,117	15,490	36,115	30,935
Interest expense, net	10,899	9,370	21,805	19,215
Minority interests in earnings of consolidated entities	6,260	8,530	11,179	13,560

Income before income taxes	74,801	83,144	148,010	169,409
Provision for income taxes	27,699	31,065	54,813	62,937

Income from continuing operations	47,102	52,079	93,197	106,472
Income (loss) from discontinued operations, net of income tax expense/(benefit) (b)	1,187	(1,129)	1,276	(2,732)

Consolidated net income	$48,289	$50,950	$94,473	$103,740

(b)	Net of income tax expense/(benefit) of $679 and ($661) during the three months ended June 30, 2004 and 2003, respectively, and $731 and ($1,602) during the six months ended June 30, 2004 and 2003, respectively.

(7) Earnings Per Share Data (“EPS”) and Stock Based Compensation

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

Page 12 of 34 Pages

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)
	2004	2003	2004	2003
Basic:
Income from continuing operations	$47,102	$52,079	$93,197	$106,472
Less: Dividends on unvested restricted stock, net of taxes	(28)	0	(56)	0

Income from continuing operations – basic	47,074	52,079	93,141	106,472
Income/(loss) from discontinued operations	1,187	(1,129)	1,276	(2,732)

Net income – basic	$48,261	$50,950	$94,417	$103,740

Diluted:
Income from continuing operations	$47,102	$52,079	$93,197	$106,472
Less: Dividends on unvested restricted stock, net of taxes	(28)	0	(56)	0
Add: Debenture interest, net of taxes	2,305	2,178	4,573	4,355

Income from continuing operations-diluted	49,379	54,257	97,714	110,827
Income/(loss) from discontinued operations	1,187	(1,129)	1,276	(2,732)

Net income – diluted	$50,566	$53,128	$98,990	$108,095

Weighted average number of common shares	57,622	57,655	57,593	57,966
Net effect of dilutive stock options and grants based on the treasury stock method	774	710	860	726
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577	6,577

Weighted average number of common shares and equivalents	64,973	64,942	65,030	65,269

Earnings/(Loss) Per Basic Share:
From continuing operations	$0.82	$0.90	$1.62	$1.84
From discontinued operations	.02	(.02)	.02	(.05)

Total earnings per basic share	$0.84	$0.88	$1.64	$1.79

Earnings/(Loss) Per Diluted Share:
From continuing operations	$0.76	$0.84	$1.50	$1.70
From discontinued operations	.02	(.02)	.02	(.04)

Total earnings per diluted share	$0.78	$0.82	$1.52	$1.66

Stock-Based Compensation: At June 30, 2004, we have a number of stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for the stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No.123,”Accounting for Stock-Based Compensation,” to all stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

Page 13 of 34 Pages

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)
	2004	2003	2004	2003
Net income	$48,289	$50,950	$94,473	$103,740
Add: total stock-based compensation expenses included in net income (a)	397	549	1,020	1,049
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(1,782)	(2,287)	(3,855)	(4,162)

Pro forma net income	$46,904	$49,212	$91,638	$100,627

Basic earnings per share, as reported	$0.84	$0.88	$1.64	$1.79
Basic earnings per share, pro forma	$0.81	$0.85	$1.59	$1.73

Diluted earnings per share, as reported	$0.78	$0.82	$1.52	$1.66
Diluted earnings per share, pro forma	$0.76	$0.79	$1.48	$1.61

(a)	Net of income tax effect of $233 and $322 during the three month periods ended June 30, 2004 and 2003, respectively, and $598 and $615 during the six month periods ended June 30, 2004 and 2003, respectively.
(b)	Net of income tax benefit of $1.0 million and $1.3 million during the three month periods ended June 30, 2004 and 2003, respectively, and $2.3 million and $2.4 million during the six month periods ended June 30, 2004 and 2003, respectively.

(8) Comprehensive Income

Comprehensive income represents net income plus the results of certain non-shareholders’ equity changes not reflected in the Condensed Consolidated Statements of Income. The components of comprehensive income, net of income taxes, (except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries) are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$48,289	$50,950	$94,473	$103,740
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,091)	4,031	(3,705)	4,510
Adjustment for losses reclassified into income (a)	1,231	1,221	2,531	2,342
Unrealized derivative gains/(losses) on cash flow hedges (b)	795	(1,356)	(296)	(2,307)

Comprehensive income	$49,224	$54,846	$93,003	$108,285

(a)	Net of income tax provision of $705 and $716 during the three month periods ended June 30, 2004 and 2003, respectively, and $1.5 million and $1.4 million during the six month periods ended June 30, 204 and 2003, respectively.
(b)	Net of income tax provision/(benefit) of $456 and ($795) during the three month periods ended June 30, 2004 and 2003, respectively, and ($170) and ($1.4 million) during the six month periods ended June 30, 2004 and 2003, respectively.

(9) Acquisitions and Dispositions

During the second quarter of 2004, we spent approximately $105 million to purchase the following behavioral health care facilities: (i) a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut; (ii) a 112-bed facility in Savannah, Georgia; (iii) a 77-bed facility in Benton, Arkansas; (iv) the operations of an 82-bed facility in Las Vegas, Nevada, and; (v) a 72-bed facility in Bowling Green, Kentucky.

During the six month period ended June 30, 2004, we spent approximately $142 million on acquisitions which, in addition to the facilities mentioned above, included the following acquisitions made during the first quarter of 2004: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana, and; (ii) a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own an 80% controlling ownership

Page 14 of 34 Pages

interest. Also, effective January 1, 2004, we acquired four acute care facilities consisting of: (i) a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana; (ii) a 228-bed facility located in Corona, California; (iii) a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and; (iv) a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004). The $230 million combined purchase price for these four acute care facilities was funded in late December, 2003 and was included in other assets on our consolidated balance sheet as of December 31, 2003.

Assuming these acquisitions occurred on January 1, 2004, our proforma net revenues for the three and six months ended June 30, 2004 would have been approximately $1.024 billion and $2.059 billion, respectively, and the proforma effect on our net income and basic and diluted earnings per share during the three and six months ended June 30, 2004 was immaterial. Assuming these acquisitions occurred on January 1, 2003, our proforma net revenues for the three and six months ended June 30, 2003 would have been approximately $949 million and $1.889 billion, respectively, and the proforma effect on our net income and basic and diluted earnings per share during the three and six months ended June 30, 2003 was immaterial.

During the second quarter of 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following acute care facilities for combined cash proceeds of approximately $68 million: (i) a 112-bed hospital located in San Luis Obispo, California; (ii) a 65-bed hospital located in Arroyo Grande, California; (iii) a 136-bed leased hospital in Shreveport, Louisiana, and; (iv) a 106-bed hospital located in La Place, Louisiana. In addition, subsequent to the end of the quarter, we sold a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico. The operating results of all these facilities, as well as the $1.2 million after-tax net gain resulting from the divestitures during the second quarter of 2004, are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2004 and 2003. The “Assets of facilities held for sale” and “Liabilities of facilities held for sale” on the June 30, 2004 Condensed Consolidated Balance Sheet, were the assets and liabilities related to the 160-bed pediatric hospital located in Rio Piedras, Puerto Rico since the sale of this facility occurred in July, 2004.

The following table shows the results of operations of these facilities, on a combined basis, for the three and six month periods ended June 30, 2004 and 2003 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued Operations	2004	2003	2004	2003
Net revenues	$29,770	$23,293	$75,111	$46,408

Net operating loss	(63)	(1,791)	(332)	(4,334)
Gain, net of losses on divestitures	1,929	—	2,338	—

Income/(loss) from discontinued operations	1,866	(1,791)	2,006	(4,334)
Income tax (provision)/benefit	(679)	662	(730)	1,602

Income/(loss) from discontinued operations, net of income taxes	$1,187	$(1,129)	$1,276	$(2,732)

(10) Dividends

A dividend of $.08 per share or $4.7 million in the aggregate was declared by the Board of Directors on May 19, 2004 and was paid on June 15, 2004 to shareholders of record as of June 1, 2004.

Page 15 of 34 Pages

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2004 and 2003 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$260	$268	$520	$536
Interest cost	1,075	1,023	2,151	2,046
Expected return on assets	(987)	(838)	(1,974)	(1,676)
Recognized actuarial loss	267	376	534	752

Net periodic pension cost	$615	$829	$1,231	$1,658

During the six months ended June 30, 2004 there were no employer contributions paid.

Page 16 of 34 Pages

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of June 30, 2004, we operated 43 acute care hospitals and 49 behavioral health centers located in 23 states, Washington, DC, Puerto Rico and France. Subsequent to the end of the quarter, we sold a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 14 surgery and radiation oncology centers located in 9 states and Puerto Rico.

Net revenues from our acute care hospitals (including the facilities located in France) and our ambulatory and radiation oncology centers accounted for 82% of consolidated net revenues in each of the three month periods ended June 30, 2004 and 2003 and 83% and 82% consolidated net revenues during the six month periods ended June 30, 2004 and 2003, respectively. Net revenues from our behavioral health care facilities accounted for 17% and 18% of consolidated net revenues during the three month periods ended June 30, 2004 and 2003, respectively, and 17% and 18% of consolidated net revenues during the six month periods ended June 30, 2004 and 2003, respectively.

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

Forward-Looking Statements and Risk Factors

The matters discussed in this report as well as our news releases issued from time to time include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause industry results and/or our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	liability and other claims asserted against us;

•	liabilities arising out of shareholders’ suits which have been commenced against us and certain of our officers and directors;

•	the continuing high number of governmental inquiries, investigations and administrative and legal actions being taken against health care providers, which, if directed at us or one of our facilities, could significantly increase costs and expenses;

•	competition from other healthcare providers, including increasing competition from physician owned facilities, and/or the loss of significant customers;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

•	our ability to successfully integrate our recent acquisitions;

•	a significant portion of our revenues are produced by a small number of our facilities;

•	our ability to finance growth on favorable terms;

•	many of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our acute care facilities continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts;

•	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

Page 17 of 34 Pages

•	we have experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our financial statements, including the following:

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

Medicare and Medicaid revenues represented 39% and 41% of our net revenues during the three month periods ended June 30, 2004 and 2003, respectively, and 39% and 40% of our net revenues during the six month periods ended June 30, 2004 and 2003, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41% of our net revenues during the each of the three and six month periods ended June 30, 2004 and 2003. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. The large majority of the revenues generated by the acute care hospitals owned by our French subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and a per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. We provided charity care amounting to $61.6 million and $129.3 million for the three and six month periods ended June 30, 2004, respectively, and $54.6 million and $113.4 million during the three and six month periods ended June 30, 2003, respectively.

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

Page 18 of 34 Pages

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

In addition, we also maintain self-insured employee benefits programs for workers’ compensation and employee healthcare and dental claims. The ultimate costs related to these programs includes expenses for claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service and various state authorities through the year ended December 31, 1999. The Internal Revenue Service commenced a routine examination of the subsequent years. We believe that adequate accruals have been provided for federal and state taxes.

Results of Operations

We believe that operating income, operating margin and adjusted income from continuing operations (as calculated below), which are non-GAAP financial measures (“GAAP” is Generally Accepted Accounting Principles), are helpful to our investors as measures of our operating performance. Since the source of financing for the purchase of property and equipment and other assets at each hospital varies, we believe that measuring operating performance before capital-related costs (such as depreciation and amortization, lease and rental and interest expense) provides a useful comparison of relative operating performance among its facilities. Operating income and operating margin are used by management as analytical indicators for purposes of assessing the relative operating performance of our individual hospitals and operating segments,

Page 19 of 34 Pages

and the overall Company. Also, our use of operating income and operating margin enables investors to compare our performance with that of others in the industry. In addition, we believe that comparing and discussing our financial results based on adjusted income from continuing operations, as calculated, is helpful to our investors since it neutralizes the effect in each year of items that are nonrecurring or non-operational in nature such as gains on sales of assets and businesses or amounts reflected in the current or prior year financial statements that relate to prior periods.

To obtain a complete understanding of our financial performance, operating income, operating margin and adjusted income from continuing operations should be examined in connection with net income, determined in accordance with accounting principles generally accepted in the United States of America, as presented in the condensed consolidated financial statements and notes thereto in this Report or in our other filings with the Securities and Exchange Commission including our Report on Form 10-K for the year ended December 31, 2003. Since the items included or excluded from operating income, operating margin and adjusted income from continuing operations are significant components in understanding and assessing financial performance under accounting principles generally accepted in the United States of America, these measures should not be considered to be alternatives to net income as a measure of our operating performance or profitability. Because operating income, operating margin and adjusted income from continuing operations are not measurements determined in accordance with accounting principles generally accepted in the United States of America and are thus susceptible to varying calculations, these measures as presented may not be comparable to other similarly titled measures of other companies. Investors are encouraged to use GAAP measures when evaluating our financial performance.

Below is a schedule of Supplemental Consolidated Income Statement Information which shows the calculation of operating income, operating margin and adjusted income from continuing operations (as used in the discussions below) for the three and six month periods ended June 30, 2004 and 2003:

Schedule of Non-GAAP Supplemental Consolidated Income Statement Information

(dollar amounts in thousands)

	Three months ended June 30, 2004		Three months ended June 30, 2003
Net revenues	$1,018,700	100.0%	$879,661	100.0%

Operating charges:
Salaries, wages and benefits	414,000	40.6%	346,132	39.3%
Other operating expenses	238,455	23.4%	205,043	23.3%
Supplies expense	140,087	13.8%	118,018	13.4%
Provision for doubtful accounts	75,762	7.4%	59,886	6.8%

	868,304	85.2%	729,079	82.9%

Operating income/margin	150,396	14.8%	150,582	17.1%

Depreciation and amortization	40,319		34,048
Lease and rental expense	18,117		15,490
Interest expense, net	10,899		9,370
Minority interests in earnings of consolidated entities	6,260		8,530

Income before income taxes	74,801		83,144

Provision for income taxes	27,699		31,065

Income from continuing operations	47,102		52,079

Income (loss) from discontinued operations, net of income taxes	1,187		(1,129)

Net income	$48,289		$50,950

Page 20 of 34 Pages

Net revenues increased 16% to $1.019 billion during the three month period ended June 30, 2004 as compared to $880 million during the comparable prior year quarter. The $139 million increase during the 2004 second quarter, as compared to the comparable prior year quarter, was primarily attributable to:

•	a $34 million or 4% increase in net revenues generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$93 million of revenues generated at acute care hospitals acquired or opened in the U.S. and France and behavioral health facilities acquired at various times subsequent to January 1, 2003.

Operating income remained relatively unchanged at approximately $150 million during each of the three month periods ended June 30, 2004 and 2003. Our overall operating margins decreased to 14.8% during the three months ended June 30, 2004 as compared to 17.1% during comparable prior year quarter. The decrease in the overall operating margin during the second quarter of 2004, as compared to the comparable prior year quarter, resulted from unfavorable operating trends experienced at our acute care facilities located in the U.S. and Puerto Rico, as discussed below in Acute Care Hospital Services.

Income from continuing operations decreased $5 million or 10% during the second quarter of 2004 as compared to the comparable prior year quarter. This decrease was due primarily to a combined pre-tax increase of $10 million ($7 million after-tax) in depreciation and amortization, lease and rental, and interest expense due primarily to the increased capital costs associated with the acquisition, during the first quarter of 2004, of three acute care facilities located in the U.S. and two located in France, as well as the acquisition, during the second quarter of 2004, of five behavioral health care facilities. Net income decreased $3 million or 5% during the second quarter of 2004, as compared to the comparable prior year quarter, due to the $5 million decrease in income from continuing operations, as discussed above, partially offset by a $2 million increase in income from discontinued operations, net of income taxes. Included in the income (loss) from discontinued operations, net of income taxes, was an after-tax gain, net of losses, of $1.2 million ($1.9 million pre-tax) from the sale of certain acute care facilities (see Note 9 to the condensed consolidated financial statements) as well as a net operating loss of $63,000 at these facilities during the three month period ended June 30, 2004 as compared to a net operating loss of $1.8 million during the three month period ended June 30, 2003.

Schedule of Non-GAAP Supplemental Consolidated Income Statement Information

(dollar amounts in thousands)

	Six months ended June 30, 2004		Six months ended June 30, 2003
Net revenues	$2,038,646	100.0%	$1,751,354	100.0%

Operating charges:
Salaries, wages and benefits	828,390	40.6%	690,321	39.4%
Other operating expenses	470,107	23.1%	402,164	23.0%
Supplies expense	282,931	13.9%	235,111	13.4%
Provision for doubtful accounts	161,139	7.9%	123,498	7.1%

	1,742,567	85.5%	1,451,094	82.9%

Operating income/margin	296,079	14.5%	300,260	17.1%

Depreciation and amortization	78,970		67,141
Lease and rental expense	36,115		30,935
Interest expense, net	21,805		19,215
Minority interests in earnings of consolidated entities	11,179		13,560

Income before income taxes	148,010		169,409

Provision for income taxes	54,813		62,937

Income from continuing operations	93,197		106,472
Income (loss) from discontinued operations, net of income taxes	1,276		(2,732)

Net income	$94,473		$103,740

Page 21 of 34 Pages

Calculation of Adjusted Income from Continuing Operations	Amount	Per Diluted Share	Amount	Per Diluted Share
Income from continuing operations	$93,197	$1.50	$106,472	$1.70
Less: After-tax DSH revenue attributable to prior period	(1,748)	(0.02)	—	—

Adjusted income from continuing operations	$91,449	$1.48	$106,472	$1.70

Net revenues increased 16% to $2.039 billion during the six month period ended June 30, 2004 as compared to $1.752 billion during the comparable prior year period. The $287 million increase during the 2004 six months, as compared to the comparable prior year quarter, was primarily attributable to:

•	an $81 million or 5% increase in net revenues generated at our acute care and behavioral health care facilities, on a same facility basis, and;

•	$178 million of revenues generated at acute care hospitals acquired or opened in the U.S. and France and behavioral health facilities acquired at various times subsequent to January 1, 2003.

Operating income decreased $4 million or 1% to $296 million during the 2004 first six months as compared to $300 million during the 2003 six month period. Our overall operating margins decreased to 14.5% during the six months ended June 30, 2004 as compared to 17.1% during comparable prior year period. The decrease in operating income and the overall operating margin during the 2004 six month period, as compared to the comparable prior year period, resulted from unfavorable operating trends experienced at our acute care facilities located in the U.S. and Puerto Rico, as discussed below in Acute Care Hospital Services.

Income from continuing operations decreased $13 million or 12% during the six month period ended June 30, 2004, as compared to the comparable prior year period. During the first quarter of 2004, we received notification from South Carolina that the Medicaid disproportionate share hospital (“DSH”) program had been renewed for the state’s 2004 fiscal year covering the period from July 1, 2003 through June 30, 2004. Included in our 2004 first quarter results was $4.1 million of revenue from this program attributable to the period of July 1, 2003 through March 31, 2004. Excluding the $2.8 million of pre-tax South Carolina DSH revenue attributable to the July 1, 2003 through December 31, 2003 period ($1.7 million after-tax), adjusted income from continuing operations (as calculated above) decreased 14% or $15 million to $91 million during the first six months of 2004 as compared to $106 million during the comparable 2003 period. This decrease was due the $4 million (pre-tax) decrease in operating income, as mentioned above, as well as a combined pre-tax increase of $20 million ($12 million after-tax) in depreciation and amortization, lease and rental, and interest expense. The increases in these capital costs were due primarily to the acquisition, during the first quarter of 2004, of three acute care facilities located in the U.S. and two located in France, as well as the acquisition, during the second quarter of 2004, of five behavioral health care facilities. Net income decreased $9 million or 9% during the first six months of 2004 as compared to the comparable prior year period due to the $13 million decrease in income from continuing operations, as discussed above, partially offset by a $4 million increase in income from discontinued operations, net of income taxes. Included in the income (loss) from discontinued operations, net of income taxes, was an after-tax gain, net of losses, of $1.5 million ($2.3 million pre-tax) from the sale of certain acute care facilities (see Note 9 to the consolidated financial statements) as well as net operating loss of $332,000 at these facilities during the six month period ended June 30, 2004 as compared to a net operating loss of $4.3 million during the six month period ended June 30, 2003.

Page 22 of 34 Pages

Acute Care Hospital Services

On a same facility basis at our acute care hospitals located in the U.S. and Puerto Rico, net revenues increased 2% during the three months ended June 30, 2004 as compared to the prior year three month period. Inpatient admissions to these facilities decreased 1.4% during the 2004 second quarter, as compared to the prior period, while patient days decreased 2.9%. The average length of patient stay at these facilities decreased to 4.6 days during the 2004 second quarter as compared to 4.7 days during prior year quarter. The occupancy rate, based on the average available beds at these facilities, was 66.8% during the second quarter of 2004, as compared to 71.5% during the prior year quarter. During the six month period ended June 30, 2004, net revenues at these facilities increased 3% as compared the prior year six month period. Inpatient admissions to these facilities decreased 1.1% during the 2004 six month period, as compared to the comparable prior year period, while patient days decreased 1.8%. The average length of patient stay at these facilities remained unchanged at 4.7 days during the six month periods of each year. The occupancy rate, based on the average available beds at these facilities, was 69.4% during the first six months of 2004, as compared to 73.5% during the comparable prior year period.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our acute care facilities located in the U.S. and Puerto Rico increased 2.1% and net revenue per adjusted patient day at these facilities increased 3.8% during the second quarter of 2004, as compared to the comparable prior year quarter. Net revenue per adjusted admission at these facilities increased 2.6% during the first six months of 2004, as compared to the comparable prior year period, and net revenue per adjusted patient day increased 2.8% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

During the second quarters of 2004 and 2003, 39% and 42%, respectively, of the net patient revenues at our acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the six month periods ended June 30, 2004 and 2003, 39% and 41%, respectively, of the net patient revenues at our acute care hospitals were derived from Medicare and Medicaid. During each of the three and six month periods ended June 30, 2004 and 2003, 39% of the net patient revenues at our acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. We expect that the percentage of our revenue from managed care business will continue to increase in the future. Generally, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $7.1 million and $7.0 million during the three month periods ended June 30, 2004 and 2003, respectively, related to DSH programs. Included in our financial results was an aggregate of $17.6 million during the six months ended June 30, 2004 (including $2.8 million from South Carolina attributable to the July 1, 2003 through December 31, 2003 period, as discussed above) and $13.3 million during the six months ended June 30, 2003 related to DSH programs. The Texas and South Carolina DSH programs have been renewed for the 2004 fiscal years (covering the period of September 1, 2003 through August 31, 2004 for Texas and July 1, 2003 through June 30, 2004 for South Carolina). However, failure to renew these programs beyond their scheduled termination dates (June 30, 2004 for South Carolina and August 31, 2004 for Texas), failure of our hospitals that currently receive DSH payments to qualify for future DSH payments under these programs, or reductions in reimbursements could have a material adverse effect on our future results of operations.

Page 23 of 34 Pages

Below are schedules illustrating the components of operating income / margin for our acute care facilities located in the U.S. and Puerto Rico presented on an all acute care facility basis (including results of facilities acquired/opened since January 1, 2003 and excluding the divested facilities shown as discontinued operations) and a same facility basis (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
All Acute Care Facilities
Net revenues	$751,598	100.0	$655,202	100.0	$1,517,427	100.0	$1,310,917	100.0
Salaries, wages and benefits	281,923	37.5	232,074	35.4	570,468	37.6	464,102	35.4
Other operating expenses	175,801	23.4	150,553	23.0	350,067	23.1	297,275	22.6
Supplies expense	107,926	14.4	92,398	14.1	218,482	14.4	184,689	14.1
Provision for doubtful accounts	70,582	9.4	56,090	8.6	150,781	9.9	113,669	8.7

Operating expenses	636,232	84.7	531,115	81.1	1,289,798	85.0	1,059,735	80.8

Operating income / margin	$115,366	15.3	$124,087	18.9	$227,629	15.0	$251,182	19.2

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
Same Facility – Acute Care
Net revenues	$669,495	100.0	$655,202	100.0	$1,349,194	100.0	$1,310,917	100.0
Salaries, wages and benefits	243,014	36.3	232,074	35.4	493,913	36.6	464,102	35.4
Other operating expenses	154,439	23.1	150,536	23.0	308,620	22.9	297,244	22.6
Supplies expense	98,459	14.7	92,398	14.1	199,686	14.8	184,689	14.1
Provision for doubtful accounts	61,675	9.2	56,090	8.6	134,519	10.0	113,669	8.7

Operating expenses	557,587	83.3	531,098	81.1	1,136,738	84.3	1,059,704	80.8

Operating income / margin	$111,908	16.7	$124,104	18.9	$212,456	15.7	$251,213	19.2

Unfavorably impacting the operating income / margins at our acute care hospitals located in the U.S. and Puerto Rico during the three and six month periods ended June 30, 2004, as compared to the comparable prior year periods, were the following factors:

•	decreasing inpatient admissions attributable in part to a slower economy which has induced lower health care consumption trends in many of our markets. Unfavorable economic conditions are more prevalent in certain markets such as Puerto Rico, Amarillo, Texas and Auburn, Washington;

•	a continuation of an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided;

•	the emergence of recent trends indicating the erosion of some business, including surgeries and better paying, higher acuity patients, in certain markets such as McAllen, Texas and Aiken, South Carolina as a result of increased hospital and physician competition. In McAllen, Texas, additional inpatient capacity at a physician owned hospital is expected to open during the fourth quarter of 2004 which may further erode some of our higher margin business, including cardiac procedures;

•	an increase in salaries, wages and benefits expense as a percentage of net revenues partially due to decreasing inpatient admission trends and severance payments related to reductions in staffing levels, and;

•	an increase in supplies expense partially due to the higher costs for orthopedic implants and stents.

We expect these unfavorable patient volume and provision for doubtful accounts trends to continue to pressure future results of operations until there is a notable strengthening of the overall labor market. In response to the market share erosion in certain of our markets, we have undertaken a program of facility renovation/expansion and physician recruitment in several markets. Also, several hundred employees have been reduced throughout our hospital markets and we expect that these reductions will begin to be reflected in our results of operations during the third quarter of 2004.

Page 24 of 34 Pages

Behavioral Health Services

On a same facility basis at our behavioral health care facilities, net revenues increased 8% during the three months ended June 30, 2004 as compared the prior year three month period. Inpatient admissions to these facilities increased 6.5% during the 2004 second quarter, as compared to the prior period, while patient days increased 6.3%. The average length of patient stay at these facilities remained unchanged at 12.2 days during the second quarter of each year. The occupancy rate, based on the average available beds at these facilities, was 81.8% during the second quarter of 2004, as compared to 78.5% during the prior year quarter. Net revenues increased 8% during the six months ended June 30, 2004 as compared to the comparable prior year period. Inpatient admissions to these facilities increased 8.2% during the first six months of 2004, as compared to the prior period, while patient days increased 5.5%. The average length of patient stay at these facilities decreased 2% to 12.0 days during the six month period ended June 30, 2004 as compared to 12.2 days during the comparable prior year period. The occupancy rate, based on the average available beds at these facilities, was 82.2% during the six months of 2004, as compared to 79.2% during the prior year six month period.

On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our behavioral health care facilities increased 1.6% and net revenue per adjusted patient day at these facilities increased 2.0% during the second quarter of 2004, as compared to the comparable prior year quarter. Net revenue per adjusted admission increased 0.1% and net revenue per adjusted patient day increased 2.3% at these facilities during the six months ended June 30, 2004 as compared to the comparable prior year period.

During the second quarters of 2004 and 2003, 39% and 35%, respectively, of the net patient revenues at our behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the six months ended June 30, 2004 and 2003, 38% and 35%, respectively, of the net patient revenues at these facilities were derived from Medicare and Medicaid. During the second quarters of 2004 and 2003, 50% and 51%, respectively, of the net patient revenues at our behavioral health care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. During the six month periods ended June 30, 2004 and 2003, 50% and 51% of the net patient revenues at these facilities were derived from managed care companies.

Below is a schedule illustrating the components of operating income / margin for our behavioral health care facilities presented on an all behavioral health care facility basis (including results of facilities acquired during the second quarter of 2004) and a same facility basis (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
All Behavioral Health Care Facilities
Net revenues	$177,732	100.0	$154,837	100.0	$343,635	100.0	$307,584	100.0
Salaries, wages and benefits	84,216	47.3	71,939	46.4	162,499	47.3	144,078	46.8
Other operating expenses	35,207	19.8	32,935	21.3	68,327	19.9	65,420	21.3
Supplies expense	10,648	6.0	9,107	5.9	20,371	5.9	18,059	5.9
Provision for doubtful accounts	4,892	2.8	3,600	2.3	9,759	2.8	9,243	3.0

Operating expenses	134,963	75.9	117,581	75.9	260,956	75.9	236,800	77.0

Operating income / margin	$42,769	24.1	$37,256	24.1	$82,679	24.1	$70,784	23.0

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
Same Facility – Behavioral Health
Net revenues	$166,483	100.0	$154,837	100.0	$331,581	100.0	$307,584	100.0
Salaries, wages and benefits	77,756	46.7	71,939	46.4	155,442	46.9	144,078	46.8
Other operating expenses	33,446	20.1	32,935	21.3	66,512	20.0	65,420	21.3
Supplies expense	10,014	6.0	9,107	5.9	19,730	6.0	18,059	5.9
Provision for doubtful accounts	4,473	2.7	3,600	2.3	9,319	2.8	9,243	3.0

Operating expenses	125,689	75.5	117,581	75.9	251,003	75.7	236,800	77.0

Operating income / margin	$40,794	24.5	$37,256	24.1	$80,578	24.3	$70,784	23.0

Page 25 of 34 Pages

The operating income / margin at our behavioral health care facilities, on a same facility basis, was favorably impacted by the strong increase in inpatient admissions as well as a reduction, during the three and six month periods ended June 30, 2004, as compared to the comparable prior year periods, in other operating expenses as a percentage of net revenues partially due to decreased purchased services and contract staff.

International and Other Operating Results

Combined net revenues from our international and other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns fourteen hospitals in France, was $87 million and $68 million during the three month periods ended June 30, 2004 and 2003, respectively, and $173 million and $129 million during the six month periods ended June 30, 2004 and 2003, respectively. The increases in combined net revenues of $19 million during the three months ended June 30, 2004 and $44 million during the six months ended June 30, 2004, as compared to the comparable prior year periods, were primarily attributable to an increase in the same facility revenues generated at our French facilities and the acquisition of two additional hospitals by our France subsidiary during the first quarter of 2004. Combined operating margins from the international and other operating entities were 16.2% and 16.9% during the three month periods ended June 30, 2004 and 2003, respectively, and 17.4% and 16.0% during the six month periods ended June 30, 2004 and 2003, respectively. The operating margin at our French facilities increased to 16.2% and 17.3% during the three and six month periods ended June 30, 2004, respectively, as compared to 15.1% and 13.5%, respectively, during the comparable prior year periods.

On a same facility basis at our hospitals located in France, net revenues increased $8 million or 15% during the second quarter of 2004, as compared to the comparable prior year quarter, and increased $19 million or 18% during the six month period ended June 30, 2004, as compared to the comparable prior year six month period. Inpatient admissions to these facilities increased 4.6% during the second quarter of 2004, as compared to the comparable prior year quarter, and increased 2.1% during the six month period ended June 30, 2004, as compared to the comparable prior year period. Patient days at these facilities increased 2.6% and 1.0% during the three and six month periods ended June 30, 2004, respectively, as compared to the comparable prior year periods. The average length of stay at these facilities decreased to 5.0 days during the three months ended June 30, 2004, as compared to 5.1 days during the second quarter of 2003, and was 5.0 days in each of the six month periods ended June 30, 2004 and 2003. The occupancy rate, based on the average available beds at these facilities, was 84.0% during the quarter ended June 30, 2004, as compared to 81.9% during the second quarter of the prior year and was 84.5% during the six months ended June 30, 2004 as compared to 83.6% during the six months ended June 30, 2003. The large majority of the revenues generated by our hospitals located in France are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

We recorded minority interest expense in the earnings of consolidated entities amounting to $6.3 million and $8.5 million during the three month periods ended June 30, 2004 and 2003, respectively, and $11.2 million and $13.6 million during the six month periods ended June 30, 2004 and 2003, respectively. The minority interest expense includes the minority ownerships’ share of the net income in: (i) four acute care facilities located in Las Vegas, Nevada (a 27.5% outside ownership interest); (ii) an acute care facility located in Washington D.C. (a 20% outside ownership interest); (iii) an operating company that owns fourteen hospitals in France (a 20% outside ownership interest), and; (iv) two acute care facilities located in Louisiana (a 10% outside ownership interest).

Depreciation and amortization expense increased $6.3 million to $40.3 million during the second quarter of 2004, as compared to the comparable prior year quarter, and increased $11.8 million to $79.0 million during the six month period ended June 30, 2004, as compared to the comparable prior year period. Lease and rental expense increased $2.6 million to $18.1 million during the three months ended June 30, 2004 and increased $5.2 million to $36.1 million during the six months ended June 30, 2004, as compared to the comparable prior year periods. Interest expense increased $1.5 million to $10.9 million during the three months ended June 30, 2004 and increased $2.6 million to $21.8 million during the six months ended June 30, 2004, as compared to the comparable prior year periods. The increases to each of these capital costs during the 2004 periods, as compared to the comparable 2003 periods, was due primarily to the acquisition, during the first quarter of 2004, of three acute care facilities located in the U.S. and two located in France, as well as the acquisition, during the second quarter of 2004, of five behavioral health care facilities.

Page 26 of 34 Pages

The effective tax rate was 37.0% and 37.4% during the three month periods ended June 30, 2004 and 2003, respectively, and 37.0% and 37.2% during the six month periods ended June 30, 2004 and 2003, respectively.

Discontinued Operations

During the second quarter of 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following acute care facilities for combined cash proceeds of approximately $68 million: (i) a 112-bed hospital located in San Luis Obispo, California; (ii) a 65-bed hospital located in Arroyo Grande, California; (iii) a 136-bed leased hospital in Shreveport, Louisiana, and; (iv) a 106-bed hospital located in La Place, Louisiana. In addition, subsequent to the end of the quarter, we sold a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico. The operating results of all these facilities, as well as the $1.2 million after-tax net gain resulting from the divestitures ($1.9 million pre-tax) during the second quarter of 2004, are reflected as “Income/loss from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2004 and 2003. The “Assets of facilities held for sale” and “Liabilities of facilities held for sale” on the June 30, 2004 Condensed Consolidated Balance Sheet, were the assets and liabilities related to the 160-bed pediatric hospital located in Rio Piedras, Puerto Rico since the sale of this facility occurred in July, 2004.

The following table shows the results of operations of these facilities, on a combined basis, for the three and six month periods ended June 30, 2004 and 2003 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Discontinued Operations
Net revenues	$29,770	$23,293	$75,111	$46,408

Net operating loss	(63)	(1,791)	(332)	(4,334)
Gain, net of losses on divestitures	1,929	—	2,338	—

Income/(loss) from discontinued operations	1,866	(1,791)	2,006	(4,334)
Income tax (provision)/benefit	(679)	662	(730)	1,602

Income/(loss) from discontinued operations, net of income taxes	$1,187	$(1,129)	$1,276	$(2,732)

Professional and General Liability Claims

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased an umbrella excess policy for our subsidiaries through a commercial insurance carrier for coverage in excess of $25 million per occurrence with $75 million aggregate coverage.

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

Page 27 of 34 Pages

Our estimated liability for professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, due to the inherent uncertainties involved in making the estimate, our ultimate liability for professional and general liability claims could change materially from our current estimates which could have a material adverse effect on our future results of operations, cash flows and financial condition. In addition, there can be no assurance that a continuation of the unfavorable trends mentioned above, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

As of June 30, 2004, the total accrual for our professional and general liability claims, was $202.7 million ($160.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $42.0 million as of June 30, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $225 million during the six months ended June 30, 2004 and $210 million during the comparable prior year period. The 7% or $15 million increase was primarily attributable to:

•	a favorable change of $55 million in other working capital accounts due primarily to timing of accrued payroll and benefits disbursements and other accrued expense payments;

•	an unfavorable change of $59 million in accounts receivable due primarily due to: (i) $30 million of cash received during the second quarter of 2003 related to settlement of prior year cost reports and accelerated Medicare and Medicaid payments resulting from a scheduled conversion of a third-party intermediary’s computer system; (ii) an $18 million increase in accounts receivable at our newly acquired facilities due in part to billing delays for Medicaid claims at three acute care facilities, and; (iii) a $10 million increase in accounts receivable during the first six months of 2004 at our French hospitals partially due to delays in payments received from one of the government payors.

•	a favorable change of $8 million in accrued self-insurance expense, net of payments made in settlement in self-insurance claims.

•	$11 million of other net favorable changes.

Net cash used in investing activities

Net cash used in investing activities increased to $192 million during the six months ended June 30, 2004 as compared to $148 million during the first six months of 2003. During the first six months of 2004 we: (i) spent $118 million to finance capital expenditures, as compared to $106 million during the comparable prior year period; (ii) spent $142 million on the acquisition of newly acquired facilities, as compared to $45 million during the comparable prior year period, and; (iii) received $69 million from the sale of certain acute care facilities, as compared to $4 million received during the comparable prior year period for the sale of assets and businesses. Included in the capital expenditures, acquisition of businesses and sales of assets and businesses during the six months ended June 30, 2004 were the following:

Capital expenditures during the six months ended June 30, 2004

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida that is scheduled to open during the third quarter of 2004;

•	Purchase of land for potential future construction of a new acute care facility located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

Page 28 of 34 Pages

Acquisition of businesses during the six months ended June 30, 2004

•	We acquired a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana;

•	a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own an 80% controlling ownership interest;

•	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

•	a 112-bed facility in Savannah, Georgia;

•	a 77-bed facility in Benton, Arkansas;

•	the operations of an 82-bed facility in Las Vegas, Nevada, and;

•	a 72-bed facility in Bowling Green, Kentucky.

Sales of assets and businesses during the six months ended June 30, 2004

•	a 112-bed hospital located in San Luis Obispo, California;

•	a 65-bed hospital located in Arroyo Grande, California;

•	a 136-bed leased hospital in Shreveport, Louisiana, and;

•	a 106-bed hospital located in La Place, Louisiana.

In addition, subsequent to the end of the quarter, we sold a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico.

We expect to spend approximately $225 million for capital expenditures during 2004 (including the amount spent during the first six months of 2004), including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through additional borrowings under our existing revolving credit facility or refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

Net cash used in financing activities

Net cash used in financing activities amounted to $32 million and $54 million during the six month periods ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, we: (i) reduced long-term debt by $24 million, as compared to $9 million during the comparable prior year period; (ii) spent $9 million to pay an $.08 per share quarterly cash dividend, and; (iii) generated $1 million of other net cash provided by financing activities, as compared to $45 million used in financing activities during comparable prior year period, including $53 million spent to repurchase shares of our common stock.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $400 million unsecured non-amortizing revolving credit agreement (“Revolver”), which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $8 million was available at June 30, 2004. The interest rate on borrowings is determined at our option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon our leverage ratio. At June 30, 2004, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At June 30, 2004, we had $190 million of unused borrowing capacity available under the Revolver.

We also have a $100 million commercial paper credit facility which is fully collateralized by a portion of our acute care patient accounts receivable. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This annually renewable program, which began in November 1993, is scheduled to expire or be renewed in October of each year. Outstanding amounts of commercial paper which, can be refinanced through available borrowings under our Revolver, are classified as long-term. As of June 30, 2004, we had no unused borrowing capacity under the terms of the commercial paper facility.

Page 29 of 34 Pages

During 2003, our 80% owned French subsidiary entered into a senior credit agreement denominated in Euros which provides for a total commitment of 90 million Euros. The loan, which is non-recourse to us, amortizes to zero over the life of the agreement and matures on December 4, 2009. Interest on the loan is at the option of our majority-owned subsidiary and can be based on the one, two, three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at June 30, 2004 was 2.25%. As of June 30, 2004, the interest rate was 4.4%, including the spread of 2.25%, and the effective interest rate including the effects of the designated interest rate swaps and the spread was 5.1%. As of June 30, 2004, there was 61 million Euros ($74 million) of debt outstanding, and 29 million Euros ($36 million) of unused borrowing capacity, pursuant to the terms of this agreement.

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

Our total debt as a percentage of total capitalization was 42% at June 30, 2004 and 45% at December 31, 2003. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2004.

We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional borrowed funds may be obtained either through additional borrowings under our existing revolving credit facility or refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the six months ended June 30, 2004. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2004, we were party to certain off balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds, as of June 30, 2004, totaled $45 million consisting of: (i) $39 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease six hospital facilities from Universal Health Realty Income Trust with terms expiring in 2004 through 2008. These leases contain up to five, 5-year renewal options.

Page 30 of 34 Pages

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the six months of 2004. Reference is made to Item 7A. in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of June 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 31 of 34 Pages

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

A motion was made in the class action litigation to consolidate the cases and appoint the lead plaintiff in the litigation and counsel for such plaintiff. On August 3, 2004, the Court entered an Order granting the motion and directing plaintiffs to serve an Amended Consolidated Complaint in the consolidated action “Lloyd Freed, individually and on behalf of all others similarly situated, vs, Universal Health Services, Inc., Alan B. Miller and Steve G. Filton ( Cv. 04-1233)” within 30 days. The defendants’ time to respond has been extended until 45 days after the service upon defendants of a Consolidated Amended Complaint.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned “Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton.” Plaintiff purported to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. Defendants’ time to respond to the complaint in the derivative action has been extended through August 25, 2004.

We believe that the claims asserted against us in the proceedings described above are without merit and we deny all allegations of violations of the securities laws. The individual defendants also believe that the claims asserted against them in these proceedings are without merit. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

We have learned through press reports that on or about August 5, 2004, a purported class action lawsuit has been filed against us and certain of our named and unnamed subsidiaries in the District Court of Clark County, Nevada. The complaint alleges that we violated various state and federal laws by reason that we charged greater fees to uninsured patients for medical services than we charged to insured patients for similar services. The plaintiffs seek damages and declaratory and injunctive relief on behalf of the purported class. We have not received notice that we have been served with a complaint in the action as of the date of filing of this Report nor have we had the opportunity to review the allegations with counsel; however, we believe that we and our subsidiaries are in compliance with all applicable laws relating to the amounts charged to our patients.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During 1998 and 1999, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 12 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. During the six months ended June 30, 2004, we purchased 6,625 shares at an average price of $52.77 per share or $350,000 in the aggregate (all purchased during the first quarter of 2004). Since inception of the stock purchase program in 1998 through June 30, 2004, we purchased a total of 10,884,548 shares at an average purchase price of $24.94 per share or $271.4 million in the aggregate. As of June 30, 2004, the maximum number of shares that may yet be purchased under the program is 1,115,452 shares.

Page 32 of 34 Pages

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The following information relates to matters submitted to the election of shareholders of Universal Health Services, Inc. at the Annual Meeting of Stockholders held on May 19, 2004.

(b)	Not applicable

(c)	At the meeting, the following proposals, as described in the proxy statement delivered to all of our stockholders, were approved by the votes indicated:

Election by Class A & Class C stockholders of a Class II Director, Anthony Pantaleoni:

Votes cast in favor	3,663,744
Votes withheld	0

Election by Class B & Class D stockholders of a Class II Director, Robert H. Hotz:

Votes cast in favor	45,690,515
Votes withheld	1,684,688

Approval of an Increase in the Number of Shares of Class B Common Stock Available for Issuance Under the 2001 Employees’ Restricted Stock Purchase Plan by 600,000 Shares

Votes cast in favor	40,377,448
Votes against	789,281

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

(b) Reports on Form 8-K

1)	Report on Form 8-K dated April 23, 2004, reported under Item 12, Results of Operations and Financial Condition, that we issued a press release announcing our financial results for the three months ended March 31, 2004.

11. Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

All other items of this Report are inapplicable.

Page 33 of 34 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: August 6, 2004	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer).

Page 34 of 34 Pages