Form 10-Q
period 2004-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2004-11-09
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2004:

Class A	3,328,404
Class B	54,642,923
Class C	335,800
Class D	27,715

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

Page 2 of 36 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(000s omitted except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$1,012,868	$871,453	$3,049,032	$2,620,393

Operating charges:
Salaries, wages and benefits	415,371	351,333	1,243,018	1,040,860
Other operating expenses	238,475	206,358	708,020	607,927
Supplies expense	138,446	116,206	420,927	350,818
Provision for doubtful accounts	82,028	60,591	243,123	184,037
Depreciation and amortization	42,893	34,278	121,726	101,288
Lease and rental expense	17,948	15,404	53,644	45,935

	935,161	784,170	2,790,458	2,330,865

Income before interest expense, minority interests and income taxes	77,707	87,283	258,574	289,528

Interest expense, net	10,683	8,609	32,484	27,821
Minority interests in earnings of consolidated entities	5,649	7,478	16,795	21,048

Income before income taxes	61,375	71,196	209,295	240,659
Provision for income taxes	22,625	26,574	77,405	89,530

Income from continuing operations	38,750	44,622	131,890	151,129

Income (loss) from discontinued operations, net of income tax expense/(benefit) of $519 and ($2,603) during the three months ended September 30, 2004 and 2003 and ($246) and ($983) during the nine months ended September 30, 2004 and 2003, respectively	(905)	4,439	428	1,672

Net income	$37,845	$49,061	$132,318	$152,801

Basic earnings (loss) per share:
From continuing operations	$0.67	$0.78	$2.29	$2.62
From discontinued operations	(0.02)	0.08	—	0.03

Total basic earnings per share	$0.65	$0.86	$2.29	$2.65

Diluted earnings (loss) per share:
From continuing operations	$0.63	$0.72	$2.13	$2.42
From discontinued operations	(0.01)	0.07	0.01	0.03

Total diluted earnings per share	$0.62	$0.79	$2.14	$2.45

Weighted average number of common shares - basic	57,791	57,354	57,659	57,762
Add: Shares for conversion of convertible debentures	6,577	6,577	6,577	6,577
Other share equivalents	542	909	754	787

Weighted average number of common shares and equivalents - diluted	64,910	64,840	64,990	65,126

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 36 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$34,554	$34,863
Accounts receivable, net	580,010	503,929
Supplies	63,679	61,736
Deferred income taxes	19,119	25,271
Other current assets	30,806	19,992

Total current assets	728,168	645,791

Property and equipment	2,287,912	2,079,279
Less: accumulated depreciation	(837,948)	(774,938)

	1,449,964	1,304,341
Other assets:
Goodwill	652,160	442,504
Deferred charges	15,185	15,832
Other	132,825	364,262

	800,170	822,598

	$2,978,302	$2,772,730

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$11,924	$10,871
Accounts payable and accrued liabilities	442,020	370,259
Federal and state taxes	9,795	14,623

Total current liabilities	463,739	395,753

Other noncurrent liabilities	221,931	216,094

Minority interest	187,170	159,554

Long-term debt, net of current maturities	828,766	868,566

Deferred income taxes	62,319	41,841

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2004, 3,328,404 in 2003	33	33
Class B Common Stock, 54,714,313 shares outstanding in 2004, 54,376,706 in 2003	547	544
Class C Common Stock, 335,800 shares outstanding in 2004, 335,800 in 2003	3	3
Class D Common Stock, 27,859 shares outstanding in 2004, 31,259 in 2003	—	—
Capital in excess of par, net of deferred compensation of $6,464 in 2004 and $9,456 in 2003	48,401	42,480
Cumulative dividends	(18,628)	(4,644)
Retained earnings	1,183,012	1,050,694
Accumulated other comprehensive income	1,009	1,812

	1,214,377	1,090,922

	$2,978,302	$2,772,730

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 36 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000s unaudited)

	Nine Months Ended September 30,

	2004	2003
Cash Flows from Operating Activities:
Net income	$132,318	$152,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	124,407	105,849
Accretion of discount on convertible debentures	9,355	8,888
Gains on sales of assets and businesses, net of losses	(5,411)	(7,837)
Property write-down due to hurricane damage	2,318	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(43,065)	7,610
Accrued interest	4,132	2,252
Accrued and deferred income taxes	27,395	28,264
Other working capital accounts	26,252	(12,108)
Other assets and deferred charges	(3,957)	17,594
Other	7,086	(10,356)
Minority interest in earnings of consolidated entities, net of distributions	13,033	4,603
Accrued insurance expense, net of commercial premiums paid	57,637	45,968
Payments made in settlement of self-insurance claims	(37,986)	(30,126)

Net cash provided by operating activities	313,514	313,402

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(177,329)	(167,230)
Proceeds received from sales of assets and businesses	81,352	18,590
Acquisition of businesses	(147,316)	(48,296)

Net cash used in investing activities	(243,293)	(196,936)

Cash Flows from Financing Activities:
Reduction of long-term debt	(77,069)	(65,543)
Additional borrowings	24,107	—
Capital contributions from minority member	—	11,465
Issuance of common stock	2,340	2,195
Repurchase of common shares	(5,924)	(54,072)
Dividends paid	(13,984)	—

Net cash used in financing activities	(70,530)	(105,955)

(Decrease) Increase in cash	(309)	10,511
Cash, Beginning of Period	34,863	17,750

Cash, End of Period	$34,554	$28,261

Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,608	$16,699

Income taxes paid, net of refunds	$51,370	$60,751

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 36 Pages

(1) General

This Report on Form 10-Q is for the Quarterly period ended September 30, 2004. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

At September 30, 2004, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In connection with this advisory agreement, we earned advisory fees from the Trust of $377,000 and $388,000 during the three month periods ended September 30, 2004 and 2003, respectively, and $1,118,000 and $1,100,000 during the nine month periods ended September 30, 2004 and 2003, respectively, which are included in net revenues in the accompanying condensed consolidated statements of income. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust and therefore we account for our investment in the Trust using the equity method of accounting. Our pre-tax share of income from the Trust was $367,000 and $356,000 during the three month periods ended September 30, 2004 and 2003, respectively, and $1,122,000 and $1,075,000 during the nine month periods ended September 30, 2004 and 2003, respectively, and is included in net revenues in the accompanying condensed consolidated statements of income.

As of September 30, 2004, we leased six hospital facilities from the Trust with terms expiring in 2004 through 2009. Total rent expense under these operating leases was $4.3 million during each of the three month periods ended September 30, 2004 and 2003 and $13.1 million during each of the nine month periods ended September 30, 2004 and 2003. These leases on the six hospital facilities contain up to five, five-year renewal options. Pursuant to the terms of the leases with the Trust, we have an option to purchase the respective leased facilities at the end of the lease terms or any renewal terms. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

Page 6 of 36 Pages

The lease on the Virtue Street Pavilion facility is scheduled to expire in December of 2004. During the second quarter of 2004, we provided notice to the Trust that we intend to exercise our option to purchase the facility at its fair market value. Pursuant to the terms of the lease, based on the average of two independent appraisals (one obtained by us and the other by the Trust), the purchase price for the facility has been established at $7,320,000. We expect this purchase transaction to occur in December of 2004, upon the expiration of the lease on the facility.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, we had $2.6 million as of September 30, 2004 and $4.6 million as of December 31, 2003, of gross loans outstanding to various employees of which an aggregate of $2.5 million as of September 30, 2004 and $3.6 million as of December 31, 2003 has been charged to compensation expense to date. Included in the amounts outstanding were gross loans to officers amounting to $2.5 million as of September 30, 2004 and $2.8 million as of December 31, 2003.

Our Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team own approximately 6% of the outstanding shares of Broadlane, Inc. as of September 30, 2004. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $4.8 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of September 30, 2004 and December 31, 2003, the $187.2 million and $159.6 million, respectively, minority interest liability consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C.; (iii) a 20% outside ownership interest in an operating company that owns fourteen hospitals in France, and; (iv) a 10% outside ownership in two acute care facilities located in Louisiana.

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

With respect to the first quarter of 2004 acquisitions of two acute care facilities located in Louisiana by a LLC, in which we own a 90% controlling interest, the minority member has certain “put rights” which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These put rights, if exercised, would require the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility at closing, or; (ii) the minority member’s interest multiplied by the annualized net revenue of each facility for the 12 month

Page 7 of 36 Pages

period ending on the date of exercise of the put right. We also have certain “call rights” that would allow the LLC to purchase the minority member’s shares which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These call rights allow the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility at closing, plus a premium, or; (ii) the minority member’s percentage interest multiplied by a multiple of the annualized net revenue of each facility for the 12 month period ending on the date of exercise of the put right.

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

As of September 30, 2004, the total accrual for our professional and general liability claims, was $194.0 million ($164.5 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.8 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $29.5 million as of September 30, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

As of September 30, 2004, we had outstanding letters of credit and surety bonds totaling $50 million consisting of: (i) $44 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party.

On or about March 22 through March 26, 2004 two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim is asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs seek, on behalf of a purported class of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses.

Page 8 of 36 Pages

A motion was made in the class action litigation to consolidate the cases and appoint the lead plaintiff in the litigation and counsel for such plaintiff. On August 3, 2004, the Court entered an Order granting the motion and directing plaintiffs to serve an Amended Consolidated Complaint in the consolidated action “Lloyd Freed, individually and on behalf of all others similarly situated, vs, Universal Health Services, Inc., Alan B. Miller and Steve G. Filton (Cv. 04-1233).” Plaintiffs filed that complaint on September 29, 2004. Defendants believe that the allegations have no merit and intend to seek to have the litigation dismissed. Defendants have until November 30, 2004 to file their motion to dismiss the complaint.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned “Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton.” Plaintiff purported to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. On October 18, 2004, the derivative plaintiff filed an amended complaint naming the same defendants other than Messrs. Pantaleoni and Hotz. The parties had filed a joint motion in the derivative action asking that the Defendants’ time to respond to the complaint be extended until after the decision on the motion to dismiss the class action complaint. That motion is pending.

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

We have learned through press reports that on or about August 5, 2004, a purported class action lawsuit has been filed against us and certain of our named and unnamed subsidiaries in the District Court of Clark County, Nevada. The complaint alleges that we violated various state and federal laws by reason that we charged greater fees to uninsured patients for medical services than we charged to insured patients for similar services. The plaintiffs seek damages and declaratory and injunctive relief on behalf of the purported class. We have not received notice that we have been served with a complaint in the action as of the date of filing of this Report. In addition, on October 1, 2004, a purported class action was filed against Aiken Regional Medical Center in the Court of Common Pleas in Aiken, South Carolina, by an uninsured former patient of the hospital, seeking to represent herself and a class of similarly situated uninsured hospital patients. The complaint asserts a number of claims under South Carolina law that allegedly arise from the hospital’s purported practice of charging uninsured patients higher rates than it charges to insured patients. According to the Complaint, the amounts that the hospital charges its uninsured patients are unreasonable. The plaintiff seeks damages and restitution of overpayments. We believe that these lawsuits have no merit and we will defend ourselves vigorously.

(5) Financial Instruments

Fair Value Hedges: We have two floating rate swaps having a notional principal amount of $60 million in which we receive a fixed rate of 6.75% and pay a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps was ten years and they are both scheduled to expire on November 15, 2011. As of September 30, 2004, the average floating rate on these swaps was 2.83%. During the three months ended September 30, 2004, we recorded an increase of $2.7 million in other assets to recognize the fair-value of these swaps and an increase of $2.7 million in long-term debt to recognize the difference between the carrying-value and fair-value of the related hedged liability. During the nine months ended September 30, 2004, we recorded an increase of $738,000 in other assets to recognize the fair-value of these swaps and an increase of $738,000 in long-term debt to recognize the difference between the carrying-value and fair-value of the related hedged liability.

Page 9 of 36 Pages

Cash Flow Hedges: As of September 30, 2004, we had one fixed rate swap with a notional principal amount of $125 million which expires in August, 2005. We pay a fixed rate of 6.76% and receive a floating rate equal to three month LIBOR. As of September 30, 2004, the floating rate on this interest rate swap was 1.71%.

As of September 30, 2004, our French majority-owned subsidiary had two interest rate swaps and one interest rate cap with notional amounts totaling 50.0 million Euros ($62.1 million based on the end of period currency exchange rate). The total notional amount of the interest rate swaps is 35.1 million Euros ($43.6 million). The notional amount of the swaps decreases to 27.5 million Euros ($34.2 million) on December 30, 2004, and the swaps mature on June 30, 2005. We pay an average fixed rate of 4.4% and receive six month EURIBOR. The effective floating rate for these swaps as of September 30, 2004 was 2.2%. The notional amount of the interest rate cap is 14.9 million Euros ($18.5 million) and increases to 17.5 million Euros ($21.7 million) on December 30, 2004. The strike on the interest rate cap is 3.5%.

We recorded in accumulated other comprehensive income (“AOCI”), pre-tax gains of $1.3 million ($840,000 after-tax) and $2.0 million ($1.3 million after-tax) during the three month periods ended September 30, 2004 and 2003, respectively, and pre-tax gains of $4.8 million ($3.1 million after-tax) and $2.0 million ($1.3 million after-tax) during the nine month periods ended September 30, 2004 and 2003, respectively, to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. Assuming the yield curve remains unchanged from September 30, 2004, it is expected that $4.4 million of pre-tax net losses in AOCI will be charged to earnings within the next twelve months. We also recorded pre-tax income of $101,000 ($64,000 after-tax) and $351,000 ($221,000 after-tax) during the three month periods ended September 30, 2004 and 2003, respectively, and pre-tax income of $391,000 ($249,000 after-tax) and $358,000 ($226,000 after-tax) during the nine month periods ended September 30, 2004 and 2003, respectively, to recognize the ineffective portion of our cash flow hedging instruments. As of September 30, 2004, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through August, 2005, excluding the French interest rate swaps and cap. For our French subsidiary, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is through December, 2006.

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and Puerto Rico and excludes hospitals shown as discontinued operations), behavioral health care services and international acute care hospital services consisting of fourteen hospitals located in France. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for both periods presented is the combined assets, as of September 30, 2003, of $61.4 million related to the acute care facilities reflected as discontinued operations on our Condensed Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Page 10 of 36 Pages

	Three Months Ended September 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,684,877	$315,401	$47,405	$—	$2,047,683
Gross outpatient revenues	$663,771	$42,374	$11,420	$31,233	$748,798
Total net revenues	$760,314	$176,791	$61,928	$13,835	$1,012,868
Income/(loss) before income taxes	$67,200	$31,994	$11	$(37,830)	$61,375
Total assets as of 9/30/04	$2,056,140	$425,919	$279,591	$216,652	$2,978,302
Licensed beds	6,225	4,386	1,588	—	12,199
Available beds	5,329	4,328	1,588	—	11,245
Patient days	320,005	318,778	96,401	—	735,184
Admissions	68,827	23,764	20,355	—	112,946
Average length of stay	4.6	13.4	4.7	—	6.5

	Nine Months Ended September 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,166,589	$919,867	$156,756	$—	$6,243,212
Gross outpatient revenues	$1,945,515	$131,822	$40,827	$87,537	$2,205,701
Total net revenues	$2,277,737	$520,426	$209,624	$41,245	$3,049,032
Income/(loss) before income taxes	$200,786	$101,644	$9,469	$(102,604)	$209,295
Total assets as of 9/30/04	$2,056,140	$425,919	$279,591	$216,652	$2,978,302
Licensed beds	6,365	4,166	1,588	—	12,119
Available beds	5,432	4,080	1,588	—	11,100
Patient days	995,808	913,399	333,669	—	2,242,876
Admissions	212,101	71,847	71,102	—	355,050
Average length of stay	4.7	12.7	4.7	—	6.3

	Three Months Ended September 30, 2003
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,425,855	$269,972	$43,553	$—	$1,739,380
Gross outpatient revenues	$517,557	$35,764	$5,474	$34,171	$592,966
Total net revenues	$652,591	$150,020	$52,135	$16,707	$871,453
Income/(loss) before income taxes	$71,628	$27,676	$(264)	$(27,844)	$71,196
Total assets as of 9/30/03	$1,717,230	$287,980	$202,329	$228,309	$2,435,848
Licensed beds	5,333	3,902	1,500	—	10,735
Available beds	4,530	3,773	1,500	—	9,803
Patient days	294,413	263,926	93,808	—	652,147
Admissions	63,133	21,949	19,231	—	104,313
Average length of stay	4.7	12.0	4.9	—	6.3

Page 11 of 36 Pages

	Nine Months Ended September 30, 2003
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$4,336,609	$817,616	$124,475	$—	$5,278,700
Gross outpatient revenues	$1,516,032	$115,515	$15,673	$106,541	$1,753,761
Total net revenues	$1,963,508	$457,604	$148,640	$50,641	$2,620,393
Income/(loss) before income taxes	$238,514	$86,720	$2,190	$(86,765)	$240,659
Total assets as of 9/30/03	$1,717,230	$287,980	$202,329	$228,309	$2,435,848
Licensed beds	5,333	3,892	1,402	—	10,627
Available beds	4,530	3,758	1,402	—	9,690
Patient days	897,214	801,467	296,953	—	1,995,634
Admissions	191,740	65,932	59,462	—	317,134
Average length of stay	4.7	12.2	5.0	—	6.3

(7) Earnings Per Share Data (“EPS”) and Stock Based Compensation

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

Page 12 of 36 Pages

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)
	2004	2003	2004	2003
Basic:
Income from continuing operations	$38,750	$44,622	$131,890	$151,129
Less: Dividends on unvested restricted stock, net of taxes	(28)	0	(84)	0

Income from continuing operations – basic	38,722	44,622	131,806	151,129
Income/(loss) from discontinued operations	(905)	4,439	428	1,672

Net income – basic	$37,817	$49,061	$132,234	$152,801

Diluted:
Income from continuing operations	$38,750	$44,622	$131,890	$151,129
Less: Dividends on unvested restricted stock, net of taxes	(28)	0	(84)	0
Add: Debenture interest, net of taxes	2,333	2,222	6,906	6,577

Income from continuing operations-diluted	41,055	46,844	138,712	157,706
Income/(loss) from discontinued operations	(905)	4,439	428	1,672

Net income – diluted	$40,150	$51,283	$139,140	$159,378

Weighted average number of common shares	57,791	57,354	57,659	57,762
Net effect of dilutive stock options and grants based on the treasury stock method	542	909	754	787
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577	6,577

Weighted average number of common shares and equivalents	64,910	64,840	64,990	65,126

Earnings/(Loss) Per Basic Share:
From continuing operations	$0.67	$0.78	$2.29	$2.62
From discontinued operations	(.02)	.08	—	.03

Total earnings per basic share	$0.65	$0.86	$2.29	$2.65

Earnings/(Loss) Per Diluted Share:
From continuing operations	$0.63	$0.72	$2.13	$2.42
From discontinued operations	(.01)	.07	.01	.03

Total earnings per diluted share	$0.62	$0.79	$2.14	$2.45

Stock-Based Compensation: At September 30, 2004, we have a number of stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for the stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No.123, ”Accounting for Stock-Based Compensation,” to all stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except per share data)
	2004	2003	2004	2003
Net income	$37,845	$49,061	$132,318	$152,801
Add: total stock-based compensation expenses included in net income (a)	496	683	1,516	1,732
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(1,884)	(2,341)	(5,739)	(6,503)

Pro forma net income	$36,457	$47,403	$128,095	$148,030

Basic earnings per share, as reported	$0.65	$0.86	$2.29	$2.65
Basic earnings per share, pro forma	$0.63	$0.83	$2.22	$2.56

Diluted earnings per share, as reported	$0.62	$0.79	$2.14	$2.45
Diluted earnings per share, pro forma	$0.60	$0.77	$2.08	$2.37

Page 13 of 36 Pages

(a)	Net of income tax effect of $290,000 and $400,000 during the three month periods ended September 30, 2004 and 2003, respectively, and $888,000 and $1.0 million during the nine month periods ended September 30, 2004 and 2003, respectively.
(b)	Net of income tax benefit of $1.1 million and $1.4 million during the three month periods ended September 30, 2004 and 2003, respectively, and $3.4 million and $3.8 million during the nine month periods ended September 30, 2004 and 2003, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$37,845	$49,061	$132,318	$152,801
Other comprehensive income (loss):
Foreign currency translation adjustments	(173)	(6,355)	(3,878)	(1,845)
Adjustment for losses reclassified into income (a)	1,302	1,250	3,854	3,592
Unrealized derivative gains/(losses) on cash flow hedges (b)	(462)	(13)	(779)	(2,320)

Comprehensive income	$38,512	$43,943	$131,515	$152,228

(a)	Net of income tax provision of $746 and $733 during the three month periods ended September 30, 2004 and 2003, respectively, and $2.2 million and $2.1 million during the nine month periods ended September 30, 2004 and 2003, respectively.
(b)	Net of income tax provision/(benefit) of ($265) and ($7) during the three month periods ended September 30, 2004 and 2003, respectively, and ($446) and ($1.4 million) during the nine month periods ended September 30, 2004 and 2003, respectively.

(9) Acquisitions and Dispositions

During the nine month period ended September 30, 2004, we spent approximately $147 million on acquisitions ($142 million of which was spent during the first and second quarters of 2004) to acquire the following:

(i)	a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana;

(ii)	a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own an 80% controlling ownership interest;

(iii)	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

(iv)	a 112-bed behavioral health facility in Savannah, Georgia;

(v)	a 77-bed behavioral health facility in Benton, Arkansas;

(vi)	the operations of an 82-bed behavioral health facility in Las Vegas, Nevada;

(vii)	a 72-bed behavioral health facility in Bowling Green, Kentucky, and;

(viii)	an outpatient surgery center in Edinburg, Texas.

In addition, in late December, 2003, we funded $230 million (which was included in other assets on our consolidated balance sheet as of December 31, 2003) for the combined purchase price of the following acute care facilities which we acquired effective January 1, 2004:

(i)	a 90% controlling ownership interest in a 306-bed acute care facility located in East New Orleans, Louisiana;

(ii)	a 228-bed acute care facility located in Corona, California;

Page 14 of 36 Pages

(iii)	a 112-bed acute care facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and;

(iv)	a 65-bed acute care facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004).

Assuming these acquisitions occurred on January 1, 2004, our proforma net revenues, net income and basic and diluted earnings per share for the three months ended September 30, 2004 would have been unchanged, as all the acquisitions occurred prior to July 1, 2004. For the nine months ended September 30, 2004, our proforma net revenues would have been approximately $3.069 billion and the proforma effect on our net income and basic and diluted earnings per share was immaterial. Assuming these acquisitions occurred on January 1, 2003, our proforma net revenues for the three and nine months ended September 30, 2003 would have been approximately $941 million and $2.826 billion, respectively, and the proforma effect on our net income and basic and diluted earnings per share during the three and nine months ended September 30, 2003 was immaterial.

During the nine months ended September 30, 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

(i)	a 112-bed acute care hospital located in San Luis Obispo, California (sold in second quarter of 2004);

(ii)	a 65-bed acute care hospital located in Arroyo Grande, California (sold in second quarter of 2004);

(iii)	a 136-bed leased acute care hospital in Shreveport, Louisiana (sold in second quarter of 2004);

(iv)	a 106-bed acute care hospital located in La Place, Louisiana (sold in second quarter of 2004);

(v)	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004), and;

(vi)	ownership interests in three outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004) and Hammond, Louisiana (sold in third quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2004 and 2003.

The following table shows the results of operations of these facilities, on a combined basis, for the three and nine month periods ended September 30, 2004 and 2003 (amounts in thousands):

Discontinued Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$702	$24,879	$78,295	$73,701

Loss from operations	(4,497)	(795)	(4,737)	(5,182)
Gain, net of losses on divestitures	3,073	7,837	5,411	7,837

Income/(loss) from discontinued operations	(1,424)	7,042	674	2,655
Income tax (provision)/benefit	519	(2,603)	(246)	(983)

Income/(loss) from discontinued operations, net of income taxes	$(905)	$4,439	$428	$1,672

(10) Dividends

A dividend of $.08 per share or $4.7 million in the aggregate was declared by the Board of Directors on July 26, 2004 and was paid on September 15, 2004 to shareholders of record as of September 1, 2004.

Page 15 of 36 Pages

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2004 and 2003 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$260	$268	$780	$804
Interest cost	1,075	1,023	3,226	3,069
Expected return on assets	(987)	(838)	(2,961)	(2,514)
Recognized actuarial loss	267	376	801	1,128

Net periodic pension cost	$615	$829	$1,846	$2,487

During the nine months ended September 30, 2004 there were no employer contributions paid.

Page 16 of 36 Pages

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of September 30, 2004, we operated 44 acute care hospitals and 49 behavioral health centers located in 23 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 14 surgery and radiation oncology centers located in 8 states and Puerto Rico.

Net revenues from our acute care hospitals (including the facilities located in France) and our ambulatory and radiation oncology centers accounted for 82% and 83% of our consolidated net revenues during the three month periods ended September 30, 2004 and 2003, respectively, and 83% and 82% of our consolidated net revenues during the nine month periods ended September 30, 2004 and 2003, respectively. Net revenues from our behavioral health care facilities accounted for 18% and 17% of our consolidated net revenues during the three month periods ended September 30, 2004 and 2003, respectively, and 17% and 18% of our consolidated net revenues during the nine month periods ended September 30, 2004 and 2003, respectively.

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

Page 17 of 36 Pages

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. We report net patient service revenue at the estimated net realizable amounts from patients and third-party payors. Reported net revenues include certain types of payments by the Medicare program and state Medicaid programs that are subject to retroactive adjustment in future periods. We accrue for the estimated amount of these retroactive adjustments in the period when the services subject to retroactive settlement are rendered. We adjust reported net revenues in the period when the final settlement of third party cost reports that contain retroactive adjustments have been issued by the Medicare or Medicaid program and the applicable cost report reopening statute of limitations have been considered.

Medicare and Medicaid revenues represented 39% and 41% of our net revenues during the three month periods ended September 30, 2004 and 2003, respectively, and 39% and 40% of our net revenues during the nine month periods ended September 30, 2004 and 2003, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 43% and 41% of our net revenues during the three month periods ended September 30, 2004 and 2003, respectively, and 42% and 41% of our net revenues during the nine month periods ended September 30, 2004 and 2003, respectively. Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. The large majority of the revenues generated by the acute care hospitals owned by our French subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and a per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. We provided charity care amounting to $71.6 million and $202.0 million for the three and nine month periods ended September 30, 2004, respectively, and $54.0 million and $167.5 million during the three and nine month periods ended September 30, 2003, respectively.

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

Page 18 of 36 Pages

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

Goodwill: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill as of January 1, 2002. Goodwill is reviewed for impairment at the reporting unit level as, defined by SFAS No. 142, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2004, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets and therefore no valuation allowances have been recorded.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service and various state authorities through the year ended December 31, 1999. The Internal Revenue Service has substantially completed its current audit of the 2002 tax year with no material adjustments. We believe that adequate accruals have been provided for federal and state taxes.

Page 19 of 36 Pages

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended September 30, 2004 and 2003 (dollar amounts in thousands):

	Three months ended September 30, 2004		Three months ended September 30, 2003
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,012,868	100.0%	$871,453	100.0%

Operating charges:
Salaries, wages and benefits	415,371	41.0%	351,333	40.3%
Other operating expenses	238,475	23.5%	206,358	23.7%
Supplies expense	138,446	13.7%	116,206	13.3%
Provision for doubtful accounts	82,028	8.1%	60,591	7.0%
Depreciation and amortization	42,893	4.2%	34,278	3.9%
Lease and rental expense	17,948	1.8%	15,404	1.8%

	935,161	92.3%	784,170	90.0%

Income before interest expense, minority interests and income taxes	77,707	7.7%	87,283	10.0%

Interest expense, net	10,683	1.1%	8,609	1.0%
Minority interests in earnings of consolidated entities	5,649	0.5%	7,478	0.8%

Income before income taxes	61,375	6.1%	71,196	8.2%

Provision for income taxes	22,625	2.3%	26,574	3.1%

Income from continuing operations	38,750	3.8%	44,622	5.1%

Income (loss) from discontinued operations, net of income taxes	(905)	(0.1%)	4,439	0.5%

Net income	$37,845	3.7%	$49,061	5.6%

Net revenues increased 16% to $1.013 billion during the three month period ended September 30, 2004 as compared to $871 million during the comparable prior year quarter. The $141 million increase during the 2004 third quarter, as compared to the comparable prior year quarter, was primarily attributable to:

•	a $32 million or 4% increase in net revenues generated at acute care hospitals (located in the U.S., Puerto Rico and France) and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$106 million of revenues generated at acute care hospitals acquired or opened in the U.S. and France and behavioral health facilities acquired at various times subsequent to July 1, 2003.

Income before income taxes decreased $9.8 million to $61.4 million during the three months ended September 30, 2004 as compared to $71.2 million during the comparable prior year quarter. The decrease in income before income taxes during the third quarter of 2004, as compared to the comparable prior year quarter, resulted from: (i) a $4.4 million decrease in income before income taxes generated at our acute care facilities (as discussed below in Acute Care Hospital Services); (ii) a $4.3 million increase in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services); (iii) a $2.3 million decrease to income before income taxes resulting from a pre-tax property write-down recorded during the third quarter of 2004 resulting from property damage caused by a hurricane; (iv) a $2.1 million decrease to income before income taxes due to an increase in interest expense (as discussed below in Other Operating Results), and (v) a $5.3 million decrease in income before income taxes resulting from other combined net unfavorable changes.

Net income decreased $11.2 million during the third quarter of 2004, as compared to the comparable prior year quarter, due to: (i) the $9.8 million decrease in income before income taxes, as discussed above; (ii) partially offset by a $3.9 million decrease in income taxes resulting primarily from the tax benefit on the decrease in income before income taxes, and; (iii) a $5.3 million unfavorable change in income/loss from discontinued operations, net of income taxes (as discussed below in Discontinued Operations).

Page 20 of 36 Pages

The following table summarizes our results of operations, and is used in the discussion below, for the nine months ended September 30, 2004 and 2003 (dollar amounts in thousands):

	Nine months ended September 30, 2004		Nine months ended September 30, 2003
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,049,032	100.0%	$2,620,393	100.0%

Operating charges:
Salaries, wages and benefits	1,243,018	40.8%	1,040,860	39.7%
Other operating expenses	708,020	23.2%	607,927	23.2%
Supplies expense	420,927	13.8%	350,818	13.4%
Provision for doubtful accounts	243,123	8.0%	184,037	7.0%
Depreciation and amortization	121,726	4.0%	101,288	3.9%
Lease and rental expense	53,644	1.7%	45,935	1.8%

	2,790,458	91.5%	2,330,865	89.0%

Income before interest expense, minority interests and income taxes	258,574	8.5%	289,528	11.0%

Interest expense, net	32,484	1.1%	27,821	1.1%
Minority interests in earnings of consolidated entities	16,795	0.5%	21,048	0.7%

Income before income taxes	209,295	6.9%	240,659	9.2%

Provision for income taxes	77,405	2.6%	89,530	3.4%

Income from continuing operations	131,890	4.3%	151,129	5.8%
Income from discontinued operations, net of income taxes	428	0.0%	1,672	0.0%

Net income	$132,318	4.3%	$152,801	5.8%

Net revenues increased 16% to $3.049 billion during the nine month period ended September 30, 2004 as compared to $2.620 billion during the comparable prior year period. The $429 million increase during the 2004 nine months, as compared to the comparable prior year period, was primarily attributable to:

•	a $114 million or 4% increase in net revenues generated at our acute care and behavioral health care facilities, on a same facility basis, and;

•	$302 million of revenues generated at acute care hospitals acquired or opened in the U.S. and France and behavioral health facilities acquired at various times subsequent to January 1, 2003.

Income before income taxes decreased $31.4 million to $209.3 million during the nine months ended September 30, 2004, as compared to $240.7 million during the comparable prior year period. The $31.4 million decrease in income before income taxes during the 2004 nine month period, as compared to the comparable prior year period, resulted from: (i) a $37.7 million decrease in income before income taxes generated at our acute care facilities (as discussed below in Acute Care Hospital Services); (ii) a $14.9 million increase in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services); (iii) a increase of $7.3 million in our share of the income before income taxes generated at our facilities located in France; (iv) a $4.7 million decrease to income before income taxes due to an increase in interest expense (as discussed below in Other Operating Results); (v) a $2.3 million decrease to income before income taxes due to a pre-tax property write-down recorded during the third quarter of 2004 resulting from property damage caused by a hurricane, and; (vi) an $8.9 million decrease to income before income taxes resulting from other combined net changes.

Net income decreased $20.5 million during the 2004 nine month period, as compared to the comparable prior year period, due to: (i) the $31.4 million decrease in income before income taxes, as discussed above; (ii) partially offset by a $12.1 million decrease in income taxes resulting primarily from the tax benefit on the decrease in income before income taxes, and; (iii) a $1.2 million unfavorable change in income from discontinued operations, net of income taxes (as discussed below in Discontinued Operations).

Page 21 of 36 Pages

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities located in the U.S. and Puerto Rico, on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2004 and 2003 (dollar amounts in thousands):

Same Facility – Acute Care	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Net revenues	$672,096	100.0	$652,591	100.0	$2,021,290	100.0	$1,963,507	100.0

Salaries, wages and benefits	240,934	35.8	236,126	36.2	734,847	36.4	700,228	35.7
Other operating expenses	158,304	23.6	152,688	23.4	466,924	23.1	449,932	22.9
Supplies expense	98,268	14.6	93,172	14.3	297,954	14.7	277,859	14.2
Provision for doubtful accounts	57,243	8.5	56,407	8.6	191,762	9.5	170,077	8.7
Depreciation and amortization	29,028	4.3	26,917	4.1	84,682	4.2	79,181	4.0
Lease and rental	10,442	1.6	10,291	1.6	31,339	1.5	31,032	1.5

Subtotal operating expenses	594,219	88.4	575,601	88.2	1,807,508	89.4	1,708,309	87.0

Income before interest expense, minority interests and income taxes	77,877	11.6	76,990	11.8	213,782	10.6	255,198	13.0

Interest expense, net	61	0.0	59	0.0	183	0.0	186	0.0

Minority interests in earnings of consolidated entities	5,466	0.8	5,793	0.9	14,375	0.7	16,937	0.9

Income before income taxes	$72,350	10.8	$71,138	10.9	$199,224	9.9	$238,075	12.1

On a same facility basis during the three month period ended September 30, 2004, as compared to the comparable prior year quarter, net revenues at our acute care hospitals located in the U.S. and Puerto Rico increased 3.0% and income before income taxes increased $1.2 million or 1.7% to $72.4 million during the 2004 quarter as compared to $71.1 million during the 2003 third quarter. Inpatient admissions to these facilities decreased 2.0% during the 2004 third quarter, as compared to the prior period, while patient days decreased 3.0%. The average length of patient stay at these facilities decreased to 4.6 days during the 2004 third quarter as compared to 4.7 days during the prior year quarter. The occupancy rate, based on the average available beds at these facilities, was 66.0% during the third quarter of 2004, as compared to 70.6% during the prior year quarter. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our acute care facilities located in the U.S. and Puerto Rico increased 3.4% and net revenue per adjusted patient day at these facilities increased 4.6% during the third quarter of 2004, as compared to the comparable prior year quarter.

On a same facility basis during the nine month period ended September 30, 2004, as compared to the comparable prior year period, net revenues increased 2.9% and income before income taxes decreased $38.9 million or 16.3% to $199.2 million during the 2004 nine month period as compared to $238.1 million during the 2003 nine month period. Inpatient admissions to these facilities decreased 1.4% during the 2004 nine month period, as compared to the comparable prior year period, while patient days decreased 2.2%. The average length of patient stay at these facilities remained unchanged at 4.7 days during the nine month periods of each year. The occupancy rate, based on the average available beds at these facilities, was 68.3% during the first nine months of 2004, as compared to 72.5% during the comparable prior year period. Net revenue per adjusted admission at these facilities increased 2.9% during the first nine months of 2004, as compared to the comparable prior year period, and net revenue per adjusted patient day increased 3.4% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Page 22 of 36 Pages

The following table summarizes the results of operations for all our acute care facilities located in the U.S. and Puerto Rico (including newly acquired and built facilities) and is used in the discussion below for the three and nine months ended September 30, 2004 and 2003 (dollar amounts in thousands):

All Acute Care Facilities	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Net revenues	$760,314	100.0	$652,591	100.0	$2,277,737	100.0	$1,963,508	100.0

Salaries, wages and benefits	278,191	36.6	236,126	36.2	848,659	37.3	700,228	35.7
Other operating expenses	181,131	23.8	154,030	23.6	531,198	23.3	451,305	23.0
Supplies expense	107,854	14.2	89,674	13.7	326,336	14.3	274,363	14.0
Provision for doubtful accounts	76,488	10.1	56,407	8.6	227,269	10.0	170,076	8.7
Depreciation and amortization	32,585	4.3	26,917	4.1	94,208	4.1	79,181	4.0
Lease and rental	11,947	1.5	10,300	1.7	36,219	1.6	31,061	1.5

Subtotal operating expenses	688,196	90.5	573,454	87.9	2,063,889	90.6	1,706,214	86.9

Income before interest expense, minority interest and income taxes	72,118	9.5	79,137	12.1	213,848	9.4	257,294	13.1

Interest expense, net	76	0.0	59	0.0	237	0.0	186	0.0
Minority interests in earnings of consolidated entities	4,842	0.6	7,450	1.1	12,825	0.6	18,594	0.9

Income before income taxes	$67,200	8.9	$71,628	11.0	$200,786	8.8	$238,514	12.1

During the three month period ended September 30, 2004, as compared to the comparable prior year quarter, net revenues at our acute care hospitals located in the U.S. and Puerto Rico (including newly acquired and built facilities), increased 16.5% while income before income taxes decreased $4.4 million or 6.2% to $67.2 million during the 2004 quarter as compared to $71.6 million during the 2003 third quarter. The decrease in income before income taxes at our acute care facilities, including newly acquired and built facilities, resulted from less favorable operating results (as compared to our same facility operating results) experienced at three acute care facilities purchased during the first quarter of 2004 and two newly constructed acute care facilities, one of which opened during the fourth quarter of 2003 and the other during the third quarter of 2004.

During the nine month period ended September 30, 2004, as compared to the comparable prior year period, net revenues at our acute care hospitals located in the U.S. and Puerto Rico, increased 16.0% while income before income taxes decreased $37.7 million or 15.8% to $200.8 million during the 2004 nine month period as compared to $238.5 million during the 2003 nine month period.

Unfavorably impacting income before income taxes at our acute care hospitals located in the U.S. and Puerto Rico during the nine month period ended September 30, 2004, as compared to the comparable prior year periods (on a same facility and all facility basis), were the following factors:

•	decreasing inpatient admission attributable in part to a slower economy which has induced lower health care consumption trends in many of our markets. Unfavorable economic conditions are more prevalent in certain markets such as Puerto Rico, Amarillo, Texas and Auburn, Washington;

•	a continuation of an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided;

•	the emergence of recent trends indicating the erosion of some business, including surgeries and better paying, higher acuity patients, in certain markets such as McAllen, Texas and Aiken, South Carolina as a result of increased hospital and physician competition. In McAllen, Texas, additional inpatient capacity at a physician owned hospital is expected to open in late 2004 or early 2005 which may further erode some of our higher margin business, including cardiac procedures;

Page 23 of 36 Pages

•	an increase in salaries, wages and benefits expense as a percentage of net revenues partially due to decreasing inpatient admission trends and severance payments related to reductions in staffing levels, and;

•	an increase in supplies expense partially due to the higher costs for orthopedic implants and stents.

We believe that the slowing economy has accelerated health benefit design changes in which employers shift costs to employees in the form of higher cost sharing. Since these changes may continue to have a noticeable effect on health care consumption going forward, we expect the unfavorable patient volume and provision for doubtful accounts trends to continue to pressure future results of operations until there is a notable strengthening of the overall labor market. In response to the market share erosion in certain of our markets, we have undertaken a program of facility renovation/expansion and physician recruitment in several markets.

The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, our general acute care hospitals are subject to a prospective payment system (“PPS”) under which the hospitals are paid a predetermined amount per admission. The payment is based upon a diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. For outpatient services, both general acute and behavioral health hospitals are paid under an outpatient prospective payment system (“OPPS”) according to ambulatory procedure codes (“APC”) that group together services that are comparable both clinically and with respect to the use of resources, as adjusted to account for certain geographic wage differences. For federal fiscal year 2005, covering the period of October 1, 2004 through September 30, 2005, the inpatient services Medicare unadjusted standard base rate was adjusted by a full market basket increase of 3.3%.

During the third quarters of 2004 and 2003, 40% and 42%, respectively, of the net patient revenues at our acute care facilities located in the U.S. and Puerto Rico were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the nine month periods ended September 30, 2004 and 2003, 39% and 41%, respectively, of the net patient revenues at our acute care hospitals were derived from Medicare and Medicaid.

During the third quarters of 2004 and 2003, 42% and 39%, respectively, of the net patient revenues at our acute care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. During the nine month periods ended September 30, 2004 and 2003, 40% and 39%, respectively, of the net patient revenues at our acute care facilities were derived from managed care companies. We expect that the percentage of our revenue from managed care business will continue to increase in the future. Generally, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of the Company’s facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. In order to receive DSH funds, the facility must qualify to receive such payments. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $8.7 million and $8.0 million during the three month periods ended September 30, 2004 and 2003, respectively, related to DSH programs. Included in our financial results was an aggregate of $26.3 million during the nine months ended September 30, 2004 (including $2.8 million from South Carolina attributable to the July 1, 2003 through December 31, 2003 period) and $21.4 million during the nine months ended September 30, 2003 related to DSH programs. We have received indications that the Texas and South Carolina DSH programs have been renewed for the 2005 fiscal years (covering the period of September 1, 2004 through August 31, 2005 for Texas and July 1, 2004 through June 30, 2005 for South Carolina). While neither state has definitively quantified the amount of DSH funding our facilities will receive during the 2005 fiscal years, Texas has provided preliminary amounts and South Carolina has indicated the allocation criteria will be similar to the methodology used in previous years. Therefore, included in our results of operations for the three and nine month periods ended September 30, 2004 was an estimate of the amounts we believe our facilities will receive amounting to approximately $2.8 million in total (covering the period of July 1, 2004 through September 30, 2004 for our facility in South Carolina and the period of September 1, 2004 through September 30, 2004 for our facilities in Texas). Failure to renew these programs for the 2005 fiscal years, failure of our hospitals that currently receive DSH payments to qualify for future DSH payments under these programs, or reductions in reimbursements could have a material adverse affect on our future results of operations.

Page 24 of 36 Pages

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2004 and 2003 (dollar amounts in thousands):

Same Facility – Behavioral Health	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Net revenues	$161,575	100.0	$150,020	100.0	$493,641	100.0	$457,604	100.0

Salaries, wages and benefits	77,165	47.8	71,435	47.7	232,910	47.2	215,513	47.1
Other operating expenses	33,034	20.4	31,835	21.3	99,585	20.2	97,255	21.3
Supplies expense	10,210	6.3	9,284	6.2	29,974	6.1	27,343	6.0
Provision for doubtful accounts	5,260	3.3	3,907	2.6	14,579	3.0	13,150	2.9
Depreciation and amortization	4,103	2.5	3,366	2.2	12,023	2.3	10,234	2.1
Lease and rental	2,237	1.4	2,322	1.5	6,580	1.3	6,833	1.5

Subtotal operating expenses	132,009	81.7	122,149	81.5	395,651	80.1	370,328	80.9

Income before interest expense, minority interests and income taxes	29,566	18.3	27,871	18.5	97,990	19.9	87,276	19.1

Interest expense, net	3	0.0	3	0.0	8	0.0	7	0.0
Minority interests in earnings of consolidated entities	198	0.1	192	0.1	440	0.1	549	0.1

Income before income taxes	$29,365	18.2	$27,676	18.4	$97,542	19.8	$86,720	19.0

On a same facility basis during the three month period ended September 30, 2004, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities increased 7.7% and income before income taxes increased $1.7 million or 6.1% to $29.4 million during the 2004 quarter as compared to $27.7 million during the 2003 third quarter. Inpatient admissions to these facilities increased 5.0% during the 2004 third quarter, as compared to the prior period, while patient days increased 7.0%. The average length of patient stay at these facilities increased to 12.3 days during the third quarter of 2004 as compared to 12.0 days during the third quarter of the prior year. The occupancy rate, based on the average available beds at these facilities, was 78.3% during the third quarter of 2004, as compared to 76.0% during the prior year quarter. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our behavioral health care facilities increased 2.4% and net revenue per adjusted patient day at these facilities increased 0.7% during the third quarter of 2004, as compared to the comparable prior year quarter.

On a same facility basis during the nine month period ended September 30, 2004, as compared to the comparable prior year nine month period, net revenues at our behavioral health care facilities increased 7.9% and income before income taxes increased $10.8 million or 12.5% to $97.5 million during the 2004 nine months as compared to $86.7 million during the 2003 nine month periods. Inpatient admissions to these facilities increased 7.2% during the first nine months of 2004, as compared to the prior period, while patient days increased 6.0%. The average length of patient stay at these facilities decreased to 12.1 days during the nine month period ended September 30, 2004 as compared to 12.2 days during the comparable prior year period. The occupancy rate, based on the average available beds at these facilities, was 80.9% during the nine months of 2004, as compared to 78.1% during the prior year nine month period. Net revenue per adjusted admission increased 1.1% and net revenue per adjusted patient day increased 2.0% at these facilities during the three months ended September 30, 2004 as compared to the comparable prior year period. The percentage of income before income to net revenues at these facilities during the nine

Page 25 of 36 Pages

months of 2004, as compared to the comparable prior year period, was favorably impacted by the strong increase in inpatient admissions as well as a reduction in other operating expenses as a percentage of net revenues partially due to decreased purchased services and contract staff.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three and nine months ended September 30, 2004 and 2003 (dollar amounts in thousands):

All Behavioral Health Care Facilities	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Net revenues	$176,791	100.0	$150,020	100.0	$520,426	100.0	$457,604	100.0

Salaries, wages and benefits	85,553	48.4	71,435	47.7	248,052	47.6	215,513	47.0
Other operating expenses	35,536	20.1	31,835	21.2	103,863	20.0	97,255	21.3
Supplies expense	11,151	6.3	9,284	6.2	31,522	6.1	27,343	6.0
Provision for doubtful accounts	5,280	3.0	3,907	2.6	15,039	2.9	13,150	2.9
Depreciation and amortization	4,461	2.5	3,366	2.2	12,634	2.4	10,234	2.2
Lease and rental	2,615	1.5	2,322	1.6	7,224	1.4	6,833	1.5

Subtotal operating expenses	144,596	81.8	122,149	81.5	418,334	80.4	370,328	80.9

Income before interest expense, minority interests and income taxes	32,195	18.2	27,871	18.5	102,092	19.6	87,276	19.1

Interest expense, net	3	0.0	3	0.0	8	0.0	7	0.0
Minority interests in earnings of consolidated entities	198	0.1	192	0.1	440	0.1	549	0.1

Income before income taxes	$31,994	18.1	$27,676	18.4	$101,644	19.5	$86,720	19.0

Currently, behavioral health facilities are reimbursed on a reasonable cost basis by the Medicare program, but are generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs are exempt from this limitation. The discharge ceiling is higher for those hospitals that were excluded from the prospective payment system (“PPS”) before October 1, 1997. Congress required the Centers for Medicare and Medicaid Services (“CMS”) to develop a budget neutral, per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program, including an adequate patient classification system that reflects the differences in patient resource use and costs among these hospitals. The final PPS rule was issued by CMS in early November, 2004 and is being phased-in over a five-year period beginning with cost reporting periods beginning on January 1, 2005. We believe the implementation of behavioral health inpatient PPS will have a favorable affect on our future results of operations, however, due to the four-year phase-in period, we do not believe the favorable affect will have a material impact on our 2005 results of operations.

During the third quarters of 2004 and 2003, 38% and 39%, respectively, of the net patient revenues at our behavioral health care facilities were derived from Medicare and Medicaid (excludes revenues generated from managed Medicare and Medicaid programs). During the nine months ended September 30, 2004 and 2003, 38% and 36%, respectively, of the net patient revenues at these facilities were derived from Medicare and Medicaid.

During the third quarters of 2004 and 2003, 47% and 50%, respectively, of the net patient revenues at our behavioral health care facilities were derived from managed care companies which includes health maintenance organizations and managed Medicare and Medicaid programs. During the nine month periods ended September 30, 2004 and 2003, 49% and 51% of the net patient revenues at these facilities were derived from managed care companies.

Page 26 of 36 Pages

International and Other Operating Results

Combined net revenues from our international and other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns fourteen hospitals in France, was $74 million and $67 million during the three month periods ended September 30, 2004 and 2003, respectively, and $244 million and $193 million during the nine month periods ended September 30, 2004 and 2003, respectively. The increases in combined net revenues of $7 million during the three months ended September 30, 2004 and $51 million during the nine months ended September 30, 2004, as compared to the comparable prior year periods, were primarily attributable to an increase in the same facility revenues generated at our French facilities and the acquisition of two additional hospitals by our France subsidiary during the first quarter of 2004. Our share of income/(loss) before income taxes at our French facilities was $11,000 and ($264,000) during the three month periods ended September 30, 2004 and 2003, respectively, and $9.5 million and $2.2 million during the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in the profitability of the French facilities during the third quarter of each year, relative to the first two quarters, is primarily due to seasonality.

On a same facility basis at our hospitals located in France, net revenues increased $400,000 or 0.9% during the third quarter of 2004, as compared to the comparable prior year quarter, and increased $16.1 million or 12% during the nine month period ended September 30, 2004, as compared to the comparable prior year nine month period. Inpatient admissions to these facilities decreased 2.9% during the third quarter of 2004, as compared to the comparable prior year quarter, and increased 0.5% during the nine month period ended September 30, 2004, as compared to the comparable prior year period. Patient days at these facilities decreased 1.3% and increased 0.3% during the three and nine month periods ended September 30, 2004, respectively, as compared to the comparable prior year periods. The average length of stay at these facilities increased to 4.9 days during the three months ended September 30, 2004, as compared to 4.8 days during the third quarter of 2003, and was 5.0 days during the nine months of 2004 as compared to 4.9 days during the comparable prior year nine month period. The occupancy rate, based on the average available beds at these facilities, was 67.1% during the quarter ended September 30, 2004, as compared to 67.5% during the third quarter of the prior year and was 78.4% during the nine months ended September 30, 2004 as compared to 77.9% during the nine months ended September 30, 2003. The large majority of the revenues generated by our hospitals located in France are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

During the third quarter of 2004, our 121-bed acute care hospital located in West Palm Beach, Florida sustained property damage from a hurricane. As a result, we recorded a pre-tax charge of $2.3 million during the quarter ended September 30, 2004 to reflect the impact of the property write-down which is not covered by our insurance due to deductibles.

We recorded minority interest expense in the earnings of consolidated entities amounting to $5.6 million and $7.5 million during the three month periods ended September 30, 2004 and 2003, respectively, and $16.8 million and $21.0 million during the nine month periods ended September 30, 2004 and 2003, respectively. The minority interest expense includes the minority ownerships’ share of the net income in: (i) four acute care facilities located in Las Vegas, Nevada (a 27.5% outside ownership interest); (ii) an acute care facility located in Washington D.C. (a 20% outside ownership interest); (iii) an operating company that owns fourteen hospitals in France (a 20% outside ownership interest), and; (iv) two acute care facilities located in Louisiana (a 10% outside ownership interest).

Depreciation and amortization expense increased $8.6 million to $42.9 million during the third quarter of 2004, as compared to the comparable prior year quarter, and increased $20.4 million to $121.7 million during the nine month period ended September 30, 2004, as compared to the comparable prior year period. Lease and rental expense was $17.9 million and $15.4 million during the three months ended September 30, 2004 and 2003, respectively, and $53.6 million and $45.9 million during the nine months ended September 30, 2004 and 2003, respectively. Interest expense was $10.7 million and $8.6 million during the three month periods ended September 30, 2004 and 2003, respectively, and $32.5 million and $27.8 million during the nine month periods ended September 30, 2004 and 2003, respectively. The increases to each of these capital costs during the 2004 periods, as compared to the comparable 2003 periods, was due primarily to the acquisition, during the first quarter of 2004, of three acute care facilities located in the U.S. and two located in France, the acquisition during the second quarter of 2004 of five behavioral health care facilities and the opening of two newly constructed acute care facilities during the fourth quarter of 2003 and the third quarter of 2004.

Page 27 of 36 Pages

The effective tax rate was 36.9% and 37.3% during the three month periods ended September 30, 2004 and 2003, respectively, and 37.0% and 37.2% during the nine month periods ended September 30, 2004 and 2003, respectively.

Discontinued Operations

During the nine months ended September 30, 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

(i)	a 112-bed hospital located in San Luis Obispo, California (sold in second quarter of 2004);

(ii)	a 65-bed hospital located in Arroyo Grande, California (sold in second quarter of 2004);

(iii)	a 136-bed leased hospital in Shreveport, Louisiana (sold in second quarter of 2004);

(iv)	a 106-bed hospital located in La Place, Louisiana (sold in second quarter of 2004);

(v)	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004), and;

(vi)	ownership interests in three outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004) and Hammond, Louisiana (sold in third quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2004 and 2003.

The following table shows the results of operations of these facilities, on a combined basis, for the three and nine month periods ended September 30, 2004 and 2003 (amounts in thousands):

Discontinued Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$702	$24,879	$78,295	$73,701

Loss from operations	(4,497)	(795)	(4,737)	(5,182)
Gain, net of losses on divestitures	3,073	7,837	5,411	7,837

Income/(loss) from discontinued operations	(1,424)	7,042	674	2,655
Income tax (provision)/benefit	519	(2,603)	(246)	(983)

Income/(loss) from discontinued operations, net of income taxes	$(905)	$4,439	$428	$1,672

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

Page 28 of 36 Pages

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

As of September 30, 2004, the total accrual for our professional and general liability claims, was $194.0 million ($164.5 million net of expected recoveries), of which $35.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.8 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $29.5 million as of September 30, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $314 million during the nine months ended September 30, 2004 and $313 million during the comparable prior year period. Included in the net increase of $1 million during the nine months of 2004 as compared to the 2003 nine month period was the following:

•	a favorable change of $38 million in other working capital accounts due primarily to timing of accrued payroll and benefits disbursements and other accrued expense payments;

•	an unfavorable change of $51 million in accounts receivable due primarily to: (i) $20 million of cash received during the second quarter of 2003 related to settlement of prior year cost reports, and; (ii) a $19 million increase in accounts receivable at our newly acquired facilities due in part to billing delays for Medicaid claims at one acute care facility.

•	$14 million of other net favorable changes.

Net cash used in investing activities

Net cash used in investing activities increased to $243 million during the nine months ended September 30, 2004 as compared to $197 million during the first nine months of 2003. During the first nine months of 2004 we: (i) spent $177 million to finance capital expenditures, as compared to $167 million during the comparable prior year period; (ii) spent $147 million on the acquisition of newly acquired facilities, as compared to $48 million during the comparable prior year period, and; (iii) received $81 million from the sale of certain acute care facilities, as compared to $18 million received during the comparable prior year period for the sale of assets and businesses. Included in the capital expenditures, acquisition of businesses and sales of assets and businesses during the nine months ended September 30, 2004 were the following:

        Capital expenditures during the nine months ended September 30, 2004

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida which opened during the third quarter of 2004;

•	Purchase of land for potential future construction of a new acute care facility located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

        Acquisition of businesses during the nine month ended September 30, 2004

During the nine month period ended September 30, 2004, we spent approximately $147 million on acquisitions ($142 million of which was spent during the first and second quarters of 2004) to acquire the following:

(i)	a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana;

Page 29 of 36 Pages

(ii)	a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own an 80% controlling ownership interest;

(iii)	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

(iv)	a 112-bed behavioral health facility in Savannah, Georgia;

(v)	a 77-bed behavioral health facility in Benton, Arkansas;

(vi)	the operations of an 82-bed behavioral health facility in Las Vegas, Nevada;

(vii)	a 72-bed behavioral health facility in Bowling Green, Kentucky, and;

(viii)	an outpatient surgery center in Edinburg, Texas.

        Sales of assets and businesses during the nine months ended September 30, 2004

During the nine months ended September 30, 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

(i)	a 112-bed acute care hospital located in San Luis Obispo, California (sold in second quarter of 2004);

(ii)	a 65-bed acute care hospital located in Arroyo Grande, California (sold in second quarter of 2004);

(iii)	a 136-bed leased acute care hospital in Shreveport, Louisiana (sold in second quarter of 2004);

(iv)	a 106-bed acute care hospital located in La Place, Louisiana (sold in second quarter of 2004);

(v)	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004), and;

(vi)	ownership interests in three outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004) and Hammond, Louisiana (sold in third quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2004 and 2003.

We expect to spend approximately $225 million for capital expenditures during 2004 (including the amount spent during the first nine months of 2004), including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals.

Net cash used in financing activities

Net cash used in financing activities amounted to $71 million and $106 million during the nine month periods ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we: (i) reduced long-term debt by $77 million, as compared to $66 million during the comparable prior year period; (iii) borrowed an additional $24 million on our French subsidiary’s senior credit agreement; (iii) spent $14 million to pay an $.08 per share quarterly cash dividend; (iv) spent $6 million during the 2004 nine month period as compared to $54 million during the 2003 nine month period to repurchase shares of our common stock, and; (v) generated $2 million of other net cash provided by financing activities, as compared to $14 million during comparable prior year period.

Page 30 of 36 Pages

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $400 million unsecured non-amortizing revolving credit agreement (“Revolver”), which expires on December 13, 2006. The agreement includes a $50 million sublimit for letters of credit of which $2 million was available at September 30, 2004. The interest rate on borrowings is determined at our option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon our leverage ratio. At September 30, 2004, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%, respectively, and the commitment fee was .25%. There are no compensating balance requirements. At September 30, 2004, we had $213 million of unused borrowing capacity available under the Revolver.

As of September 30, 2004, we had a $100 million commercial paper credit facility which was fully collateralized by a portion of our acute care patient accounts receivable. A commitment fee of .40% is required on the used portion and .20% on the unused portion of the commitment. This commercial paper facility expired on its scheduled maturity date of October 20, 2004 and we elected not to renew the program. As of September 30, 2004, there were $100 million of outstanding commercial paper borrowings which are being refinanced through available borrowings under our Revolver as the collateralized receivables are collected. Since there is adequate capacity under our Revolver to refinance these commercial paper borrowings, the $100 million of outstanding borrowings are classified as long-term on our Condensed Consolidated Balance Sheet as of September 30, 2004.

During 2003, our 80% owned French subsidiary entered into a senior credit agreement denominated in Euros which provides for a total commitment of 90 million Euros. The loan, which is non-recourse to us, amortizes to zero over the life of the agreement and matures on December 4, 2009. Interest on the loan is at the option of our majority-owned subsidiary and can be based on the one, two, three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at September 30, 2004 was 2.25%. As of September 30, 2004, the interest rate was 4.44%, including the borrowing spread of 2.25%, and the effective interest rate including the effects of the designated interest rate swaps, cap and the borrowing spread was 6.01%. As of September 30, 2004, there were 61 million Euros ($75 million) of debt outstanding, and 29 million Euros ($36 million) of unused borrowing capacity, pursuant to the terms of this agreement.

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

Our total debt as a percentage of total capitalization was 41% at September 30, 2004 and 45% at December 31, 2003. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2004.

We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) additional borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement; (iii) entering into a new commercial paper facility, and/or; (iv) the issuance of other long-term debt.

Page 31 of 36 Pages

Off-Balance Sheet Arrangements

There have been no material changes in the off-balance sheet arrangements during the nine months ended September 30, 2004. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2003.

As of September 30, 2004, we were party to certain off balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds, as of September 30, 2004, totaled $50 million consisting of: (i) $44 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility.

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

Item 4. Controls and Procedures

As of September 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 32 of 36 Pages

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

On or about March 22 through March 26, 2004 two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim is asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs seek, on behalf of a purported class of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses.

A motion was made in the class action litigation to consolidate the cases and appoint the lead plaintiff in the litigation and counsel for such plaintiff. On August 3, 2004, the Court entered an Order granting the motion and directing plaintiffs to serve an Amended Consolidated Complaint in the consolidated action “Lloyd Freed, individually and on behalf of all others similarly situated, vs, Universal Health Services, Inc., Alan B. Miller and Steve G. Filton (Cv. 04-1233).” Plaintiffs filed that complaint on September 29, 2004. Defendants believe that the allegations have no merit and intend to seek to have the litigation dismissed. Defendants have until November 30, 2004 to file their motion to dismiss the complaint.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned “Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton.” Plaintiff purported to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. On October 18,, 2004, the derivative plaintiff filed an amended complaint naming the same defendants other than Messrs. Pantaleoni and Hotz. The parties had filed a joint motion in the derivative action asking that the Defendants’ time to respond to the complaint be extended until after the decision on the motion to dismiss the class action complaint. That motion is pending.

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

We have learned through press reports that on or about August 5, 2004, a purported class action lawsuit has been filed against us and certain of our named and unnamed subsidiaries in the District Court of Clark County, Nevada. The complaint alleges that we violated various state and federal laws by reason that we charged greater fees to uninsured patients for medical services that we charged to insured patients for similar services. The plaintiffs seek damages and declaratory and injunctive relief on behalf of the purported class. We have not received notice that we have been served with a complaint in the action as of the date of filing of this Report. In addition on October 1, 2004, a purported class action was filed against Aiken Regional Medical Center in the Court of Common Pleas in Aiken, South Carolina, by an uninsured former patient of the hospital, seeking to represent herself and a class of similarly situated uninsured hospital patients. The complaint asserts a number of claims under South Carolina law that allegedly arise from the hospital’s purported practice of charging uninsured patients higher rates than it charges to insured patients. According to the Complaint, the amounts that the hospital charges its uninsured patients are unreasonable. The plaintiff seeks damages and restitution of overpayments. We believe that these lawsuits have no merit and we will defend ourselves vigorously.

Page 33 of 36 Pages

Item 2. Unregistered sales of Equity Securities, Use of Proceeds

During 1998 and 1999, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 12 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. During the nine months ended September 30, 2004, we purchased 134,537 shares at an average price of $40.03 per share or $5.9 million in the aggregate. Since inception of the stock purchase program in 1998 through September 30, 2004, we purchased a total of 11,012,460 shares at an average purchase price of $25.15 per share or $277.0 million in the aggregate. As of September 30, 2004, the maximum number of shares that may yet be purchased under the program is 987,540 shares.

2004 period	Total number of shares purchased	Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
July, 2004	—	—	—	—	1,115,452

August, 2004	125,000	125,000	$43.56	$5,445	990,452

September, 2004	2,912	2,912	$44.30	$129	987,540

Total July through September	127,912	127,912	$43.58	$5,574	987,540

Item 5. Other Information

We have maintained for several years the Universal Health Services, Inc. Stock Purchase Plan (the “Plan”) which is designed to encourage stock ownership among our employees. While the Plan has, since its adoption, exclusively used shares purchased on the open market through our third party administrator, the offering of shares under the Plan may have failed to comply with the registration requirements of federal securities laws. We recently filed a registration statement on SEC Form S-8 registering 1,087,726 of our Class B Common Stock on October 25, 2004, covering the remaining shares in the Plan. As a result, certain participants who purchased shares under the Plan prior to registration may be entitled to rescission rights or other remedies under the Securities Act of 1933, as amended. We cannot predict the extent to which any such rescission rights may be exercised or the impact of any possible regulatory action pertaining to such sales under the Plan. We do not believe, however, that any consequences arising from such sales under the Plan will have a material adverse effect on our financial position or results of operations.

Page 34 of 36 Pages

Item 6. Exhibits

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

Page 35 of 36 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: November 9, 2004	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer).

Page 36 of 36 Pages