Form 10-K
period 2004-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2005-03-16
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Class D Common Stock, $.01 par value

(Title of each Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2005, were 3,328,404, 54,046,996, 335,800 and 27,336, respectively.

The aggregate market value of voting stock held by non-affiliates at June 30, 2004 $2,475,482,221.03 (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2004 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2004. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

Factors Affecting Future Operations

Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report include, but are not limited to:

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	liability and other claims asserted against us;

•	liabilities arising out of shareholders’ suits which have been commenced against us and certain of our officers and directors;

•	the continuing high number of governmental inquiries, investigations and administrative and legal actions being taken against health care providers, which, if directed at us or one of our facilities, could significantly increase costs and expenses;

•	competition from other healthcare providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of one of our largest acute care facilities, and/or the loss of significant customers;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

•	our ability to successfully integrate our recent acquisitions;

•	a significant portion of our revenues are produced by a small number of our facilities;

•	our ability to finance growth on favorable terms;

•	many of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our acute care facilities continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts;

•	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	we have experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of March 1, 2005, we operated 44 acute care hospitals and 49 behavioral health centers located in 23 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 12 surgery and radiation oncology centers located in 7 states and Puerto Rico. Subsequent to December 31, 2004, we executed a definitive agreement to sell two acute care hospitals located in Puerto Rico. The sales, which are subject to customary regulatory approvals, are expected to be completed by March 31, 2005.

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

We selectively seek opportunities to expand our base of operations by acquiring, constructing or leasing additional hospital facilities. Such expansion may provide us with access to new markets and new health care delivery capabilities. We also seek to increase the operating revenues and profitability of owned hospitals by the introduction of new services, improvement of existing services, physician recruitment and the application of financial and operational controls. Pressures to contain health care costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. We are responding to this trend by emphasizing the expansion of outpatient services. In addition, in response to cost containment pressures, we continue to implement programs designed to improve financial performance and efficiency while continuing to provide quality care, including more efficient use of professional and paraprofessional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. We also continue to examine our facilities and consider divestiture of those facilities that we believe do not have the potential to contribute to our growth or operating strategy.

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

Recent and Proposed Acquisition and Divestiture Activities

Subsequent to December 31, 2004, we signed a definitive agreement to sell two acute care facilities in Puerto Rico: Hospital San Pablo, a 430-bed acute care hospital located in Bayamon and Hospital San Pablo del Este, a 180-bed acute care hospital in Fajardo. The sale proceeds will be approximately $120 million in cash plus the value of certain components of working capital. The sale is subject to customary regulatory approvals and we expect the closing to occur by March 31, 2005. The operating results of these facilities are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2004.

During 2004, we spent approximately $163 million on acquisitions to acquire the following:

•	a 90% controlling ownership interest in a 54-bed acute care hospital located in New Orleans, Louisiana, (operations subsequently merged with the operations of a 306-bed acute care hospital located in East New Orleans, Louisiana);

•	a 50-bed acute care facility, a 20-bed acute care facility and the remaining 65% ownership interest (35% previously acquired) in the rea1 estate assets of a 198-bed acute care facility located in France, all of which were acquired by an operating company in which we own an 80% controlling ownership interest;

•	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

•	a 112-bed behavioral health facility in Savannah, Georgia;

•	a 77-bed behavioral health facility in Benton, Arkansas;

•	the operations of an 82-bed behavioral health facility in Las Vegas, Nevada;

•	a 72-bed behavioral health facility in Bowling Green, Kentucky, and;

•	an outpatient surgery center in Edinburg, Texas and an outpatient surgery center located in New Orleans, Louisiana.

In addition, in late December, 2003, we funded $230 million (which was included in other assets on our consolidated balance sheet as of December 31, 2003) for the combined purchase price of the following acute care facilities which we acquired effective January 1, 2004:

•	a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana;

•	a 228-bed facility located in Corona, California;

•	a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and;

•	a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004).

During 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the operations and/or property of the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

•	a 112-bed hospital located in San Luis Obispo, California (sold in second quarter of 2004);

•	a 65-bed hospital located in Arroyo Grande, California (sold in second quarter of 2004);

•	a 136-bed leased hospital in Shreveport, Louisiana (sold in second quarter of 2004);

•	a 106-bed hospital located in La Place, Louisiana (sold in second quarter of 2004);

•	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004), and;

•	ownership interests in five outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004), Hammond, Louisiana (sold in third quarter of 2004), Littleton, Colorado (sold in the first quarter of 2004) and St. George, Utah (sold in the fourth quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

Bed Utilization and Occupancy Rates

The following table shows the historical statistical information for the hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture. Also included for all years presented, is the statistical information related to two acute care facilities located in Puerto Rico that we expect to sell by March 31, 2005, as discussed above.

	2004	2003	2002	2001	2000
Average Licensed Beds:
Acute Care Hospitals - U.S & Puerto Rico	6,496	5,804	5,813	5,514	4,980
Behavioral Health Centers	4,225	3,894	3,752	3,732	2,612
Acute Care Hospitals – France (1)	1,588	1,433	1,083	720	—
Average Available Beds (2):
Acute Care Hospitals - U.S & Puerto Rico	5,592	4,955	4,802	4,631	4,220
Behavioral Health Centers	4,145	3,762	3,608	3,588	2,552
Acute Care Hospitals - France (1)	1,588	1,433	1,083	720	—
Admissions:
Acute Care Hospitals - U.S & Puerto Rico	286,630	266,207	266,261	237,802	214,771
Behavioral Health Centers	94,743	87,688	84,348	78,688	49,971
Acute Care Hospitals - France (1)	94,536	82,364	63,781	38,627	—
Average Length of Stay (Days):
Acute Care Hospitals - U.S & Puerto Rico	4.7	4.7	4.7	4.7	4.7
Behavioral Health Centers	13.0	12.2	11.9	12.1	12.2
Acute Care Hospitals - France (1)	4.7	5.0	5.0	4.7	—
Patient Days (3):
Acute Care Hospitals - U.S & Puerto Rico	1,342,242	1,247,882	1,239,040	1,123,264	1,017,646
Behavioral Health Centers	1,234,152	1,067,200	1,005,882	950,236	608,423
Acute Care Hospitals - France (1)	442,825	409,860	319,100	180,111	—
Occupancy Rate—Licensed Beds (4):
Acute Care Hospitals - U.S & Puerto Rico	56%	59%	58%	56%	56%
Behavioral Health Centers	80%	75%	73%	70%	64%
Acute Care Hospitals - France (1)	76%	78%	81%	69%	—
Occupancy Rate—Available Beds (4):
Acute Care Hospitals - U.S & Puerto Rico	66%	69%	71%	66%	66%
Behavioral Health Centers	81%	78%	76%	73%	65%
Acute Care Hospitals – France (1)	76%	78%	81%	69%	—

(1)	The facilities located in France are owned by an operating company that is 80% owned by us.
(2)	“Average Available Beds” is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.
(3)	“Patient Days” is the sum of all patients for the number of days that hospital care is provided to each patient.
(4)	“Occupancy Rate” is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

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

The sources of our hospital revenues are charges related to the services provided by the hospitals and their staffs, such as radiology, operating rooms, pharmacy, physiotherapy and laboratory procedures, as well as basic charges for the hospital room and related services such as general nursing care, meals, maintenance and housekeeping. Hospital revenues depend upon the occupancy for inpatient routine services, the extent to which ancillary services and therapy programs are ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of bed occupied (e.g., medical/surgical, intensive care or behavioral health) and the geographic location of the hospital.

Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Our acute care hospitals identify patient co-pay and deductible amounts through insurance card review and insurance eligibility/benefit inquiries. These inquiries are completed during the scheduling and pre-admission process and at the time of actual patient registration. For non-emergent patients, hospitals attempt to collect co-pay and deductible amounts from the patient at the end of the registration process. As required under federal EMTALA regulations, for patients provided medical treatment in the emergency room, the hospital attempts collection of patient co-pay and deductible amounts after the completion of the medical treatment.

McAllen Medical Center located in McAllen, Texas and Edinburg Regional Medical Center located in Edinburg, Texas operate within the same market. On a combined basis, these two facilities contributed 9% in 2004, 11% in 2003 and 12% in 2002, of our consolidated net revenues and 10% in 2004, 16% in 2003 and 19% in 2002, of our consolidated earnings before income taxes (after deducting an allocation for corporate overhead). We have a majority ownership interest in four acute care hospitals in the Las Vegas, Nevada market. These four hospitals, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital and Spring Valley Medical Center, on a combined basis, contributed 17% in 2004, 16% in 2003 and 17% in 2002 of our consolidated net revenues and 12% in 2004, 13% in 2003 and 16% in 2002 of our consolidated earnings before income taxes (after deducting an allocation for corporate overhead).

The following table shows the approximate percentages of net patient revenue, defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated (excludes sources of revenues for all periods presented for five acute care facilities, three of which have been divested, and two which are expected to be divested, and are therefore reflected as discontinued operations in our consolidated financial statements).

	Percentage of Net Patient Revenues
	2004	2003	2002	2001	2000
Third Party Payors:
Medicare	28.6%	30.4%	31.5%	30.7%	31.6%
Medicaid	11.3%	11.0%	10.9%	11.4%	12.7%
Managed Care (HMO and PPOs)	40.5%	40.2%	39.6%	35.5%	32.7%
Other Sources	19.6%	18.4%	18.0%	22.4%	23.0%

Total	100%	100%	100%	100%	100%

Note 11 to our consolidated financial statements included in this annual report contains our revenues, income and other operating information for each reporting segment of our business.

Regulation and Other Factors

A significant portion of our revenue is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 40%, 41% and 42% of our net patient revenues during 2004, 2003 and 2002, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of our operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

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

Prior to January 1, 2005, behavioral health facilities, which are generally excluded from the inpatient services PPS, were reimbursed on a reasonable cost basis by the Medicare program (“TEFRA Payment”), but were generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs were exempt from this limitation. The discharge ceiling is higher for those hospitals that were excluded from PPS before October 1, 1997. Congress required the Centers for Medicare and Medicaid Services (“CMS”) to develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program (“Psych PPS”). On November 15, 2004, CMS published final regulations that implement Psych PPS, which is effective beginning on an inpatient psychiatric facility’s first cost reporting period beginning on or after January 1, 2005. This new system will generally become effective for most UHS hospitals on January 1, 2005. The federal prospective rate is a base prospective per diem rate and is adjusted for individual hospital demographic factors including: geographic location, resident teaching program status and licensed emergency room department status. The base per diem rate is also adjusted for patient specific demographic factors including: patient age, medical diagnosis and the existence of certain comorbid medical conditions. The base per diem rate is paid based on sliding scale payment adjustment factors wherein a provider will receive an increased per diem for day one of the patient stay and the per diem payment will decrease during the patient hospital stay based on a published CMS sliding scale. Psych PPS will be implemented over a four year period with Year 1 having a blended Medicare payment rate based on seventy-five percent (75%) TEFRA payment and twenty-five percent (25%) Psych PPS payment. For PPS transition Years 2, 3 and 4, the blended rate is 50% TEFRA and 50% Psych PPS, 25% TEFRA and 75% Psych PPS, 0% TEFRA and 100% Psych PPS, respectively. We believe the implementation of inpatient Psych PPS will have a favorable affect on our future results of operations, however, due to the four-year phase-in period, we do not believe the favorable affect will have a material impact on our 2005 results of operations.

There are also a number of other more general federal regulatory trends and factors affecting our business. Federal legislation continues to call for the government to trim the growth of federal spending on Medicare and Medicaid, including reductions in the future rate of increases to payments made to hospitals, to reduce the amount of payments for outpatient services, bad debt expense and capital costs. In federal fiscal year 2004, hospitals were receiving full market basket inflation adjustment for services paid under the inpatient PPS (inpatient PPS update of the market basket is 3.4% in fiscal year 2004), although CMS estimates that for the same time period, Medicare payment rates under OPPS were to increase, for each service, by an average of 4.5%. Under the Medicare Modernization Act of 2003, which was signed into law in November 2003, the update was restored to the full market basket for fiscal year 2004; however, for fiscal years 2005 through 2007, operating updates equal to the market basket will be granted only to those hospitals that submit data on the ten quality indicators established by CMS. Our hospitals intend to submit the required quality data to CMS. In addition, in February, 2003, the federal fiscal year 2003 omnibus spending federal legislation included approximately $800 million in increased spending for hospitals. More specifically, $300 million of this amount was targeted for rural and certain urban hospitals effective for the period of April, 2003 through September, 2003. Certain hospitals of ours were eligible for and received the increased Medicare reimbursement resulting from this legislation which amounted to approximately $3 million during 2004 and 2003. For federal fiscal year 2005, CMS will increase the inpatient Medicare unadjusted standard base rate by a full market basket increase of 3.3.%, absent any legislative action by Congress. However, this Medicare payment increase will be mitigated by changes in other factors that directly impact a hospital’s DRG payment including, but not limited to, annual Medicare wage index updates, expansion of the DRG transfer payment policy and the annual recalibration of DRG relative payment weights.

Certain Medicare inpatient hospital cases with extraordinarily high costs in relation to other cases within a given DRG may receive an additional payment from Medicare (“Outlier Payments”). In general, to qualify for the additional Outlier Payments, the gross charges associated with an individual patient’s case must exceed the applicable DRG plus a threshold established annually by CMS. In the federal 2004 fiscal year, the unadjusted Outlier Payment threshold decreased from $33,560 to $31,000. In the federal 2005 fiscal year, the threshold will be reduced to $25,800. In June, 2003, CMS issued a final rule that changed the formula for determining outlier payments in an effort to promote more accurate spending for outlier payments to hospitals. These changes to the Outlier Payment methodology resulted in a decrease in the overall Outlier Payments received by us during the 2004 federal fiscal year as compared to the prior year. Our total Outlier Payments were less than 0.5% of our consolidated net revenues in 2004 and 2003, less than 1% in 2002 and we expect outlier payments to be less than 0.5% in 2005.

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

On August 1, 2003, CMS published regulations that made certain changes to the inpatient PPS. Among the changes made by this new rule, as amended, is an expansion of the definition of when the discharge of a hospital patient must be considered a transfer for Medicare payment purposes. Under the rule, a discharge results in a transfer if the patient discharge is assigned to one of thirty DRGs in federal fiscal year 2005. The rule also addresses other issues that may impact us, including certain changes to the DRG classifications and updates to the wage index. We do not believe that this rule will have a material adverse impact on our future results from operations.

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

In 1991, the Texas legislature authorized the LoneSTAR Health Initiative, a pilot program in two areas of that state, to establish for Medicaid beneficiaries a healthcare delivery system based on managed care principles. The program is now known as the STAR program, which is short for State of Texas Access Reform. Since 1995, the Texas Health and Human Services Commission (the “Commission”), with the help of other Texas agencies such as the Texas Department of State Heath Services, formerly known as the Texas Department of Health, has rolled out STAR Medicaid managed care pilot programs in several geographic areas of the state. Under the STAR program, the Commission either contracts with health maintenance organizations in each area to arrange for covered services to Medicaid beneficiaries, or contracts directly with healthcare providers and oversees the furnishing of care in the role of the case manager. Two carve-out programs are the STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area, and the NorthSTAR program, which furnishes behavioral health services to Medicaid beneficiaries in the Dallas County service area. The Commission has also sought a waiver to extend a limited Medicaid benefits package to low income persons with serious mental illness. The waiver is limited to individuals residing in Harris County or the NorthSTAR service areas. As a result of the passage of Texas House Bill 2292, which passed in the 2003 legislative session, the Commission conducted an analysis and cost-effectiveness study of the managed care models in use to determine how a statewide rollout should be implemented. As a result of this study, the Commission created a framework for expanding Medicaid managed care in Texas. Under this proposal, set to go into effect in September 2005, some form of Medicaid managed care will exist in every Texas county and the STAR+PLUS program will be expanded to seven additional service areas. Such actions could have a material unfavorable impact on the reimbursement the Texas hospitals receive.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $39.3 million in 2004, $27.8 million in 2003 and $33.0 million in 2002 related to DSH programs. In February 2003, the United States Department of Health and Human Services Office of Inspector General (“OIG”) published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. During 2004, the Commission implemented rules which offset negative Medicaid shortfalls in the hospital-specific cap formula, and included third-party and upper payment limit payments in the shortfall calculation. These changes resulted in reduced payments to our hospitals located in Texas that have significant Medicaid populations. The Texas and South Carolina programs have been renewed for each state’s 2005 fiscal years and we expect the DSH reimbursements to be no less than the amounts received during each state’s 2004 fiscal years. Failure to renew these DSH programs beyond their scheduled termination dates (June 30, 2005 for South Carolina and August 31, 2005 for Texas), failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In May, 2004, the state of Texas submitted a Medicaid state plan amendment to the Centers for Medicaid Services (“CMS”) requesting CMS’s approval to expand the Texas supplemental inpatient reimbursement methodology. In July, 2004, CMS approved the submitted state plan amendment retroactive to the May, 2004 submission date. With the CMS approval, the Texas Health and Human Services Commission (“HHSC”) published a proposed rule change in the Texas Register in October, 2004 to incorporate the state plan amendment changes in the Texas Administrative Code regulation. After expiration of the public comment period, the final rule, with language identical to that contained in the proposed rule, was published in the Texas Register on February 18, 2005. The general provisions of this supplemental payment methodology, which is governed by federal statute and regulations, includes: (i) matching federal dollars to the state for certain qualifying Medicaid expenditures; (ii) the federal government permitting the state to use the inter-governmental transfer of funds between state and local entities, and; (iii) subjecting supplemental payments made to hospitals to federally mandated limits. Included in our 2004 financial results was $6.2 million of incremental revenue earned pursuant to the provisions of this program. During 2005, assuming the program remains unchanged, we expect to earn approximately $12 million of incremental revenue in connection with this program. In Pennsylvania, several of our behavioral health hospitals were notified that $2.6 million in state Medicaid DSH monies paid for the state fiscal year 2004 will require repayment to the state. This repayment is the result of a change in the calculation of the hospital specific DSH cap formula as it relates to the handling of a hospital’s negative Medicaid payment shortfall. The repayment of these Pennsylvania Medicaid DSH monies have been reflected in our operating results for 2004. We expect this change to the DSH calculation and the resulting adverse financial impact to remain in place in 2005 and forward.

Approximately 40% of our net patient revenues, during each of the last three years, were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. In general, we expect the percentage of our business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of our facilities vary among the markets in which we operate. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

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

The federal physician self-referral and payment prohibitions (codified in 42 U.S.C. Section 1395nn, Section 1877 of the Social Security Act) generally forbid, absent qualifying for one of the exceptions, a physician from making referrals for the furnishing of any “designated health services,” for which payment may be made under the Medicare or Medicaid programs, to any “entity” with which the physician (or an immediate family member) has a “financial relationship.” The legislation was effective January 1, 1992 for clinical laboratory services (“Stark I”) and January 1, 1995 for ten other designated health services (“Stark II”). Stark I and Stark II are collectively referred to as the Stark Law. A “financial relationship” under Stark I and II includes any direct or indirect compensation arrangement with an entity for payment of any remuneration, and any direct or indirect ownership or investment interest in the entity. The legislation contains certain exceptions including, for example, where the referring physician has an ownership interest in a hospital as a whole or where the physician is an employee of an entity to which he or she refers. The Stark Law prohibitions include specific reporting requirements providing that each entity providing covered items or services must provide certain information concerning its ownership, investment, and compensation arrangements. In August 1995, CMS published a final rule regarding physician self-referrals for clinical lab services (Stark I). On March 26, 2004, CMS published its final rule regarding physician self referrals for the ten other designated health services (Stark II), which became effective on July 26, 2004. The Stark II final rule added new exceptions to the general prohibition, but also narrowed some of the previously existing exceptions. Penalties for violating Stark I and Stark II include denial of payment for any services rendered by an entity in violation of the prohibitions, civil money penalties of up to $15,000 for each offense, and exclusion from the Medicare and Medicaid programs.

The federal anti-kickback statute (codified in 42 U.S.C. Section 1320a-7b(b)) prohibits individuals and entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration to other individuals and entities (directly or indirectly, overtly or covertly, in cash or in kind):

1.	in return for referring an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made under a federal or state health care program; or,

2.	in return for purchasing, leasing, ordering or arranging for or recommending purchasing, leasing, or ordering any goods, facility, service or item for which payment may be made under a federal or state health care program.

Starting in 1991, the Inspector General of the Department of Health and Human Services (“HHS”) issued regulations which provide for “safe harbors” from the federal anti-kickback statute; if an arrangement or transaction meets each of the standards established for a particular safe harbor, the arrangement will not violate the statute. If an arrangement does not meet the safe harbor criteria, it may be subject to scrutiny under its particular facts and circumstances to determine whether it violates the federal anti-kickback statute. Safe harbors include protection for certain limited investment interests, space rental, equipment rental, personal service/management contracts, sales of a physician practice, referral services, managed care payment arrangements, employees, discounts and group purchasing arrangements, among others. The criminal sanctions for a conviction under the anti-kickback statute include imprisonment, fines, or both. Civil sanctions include exclusion from federal and state healthcare programs.

Many states, including Texas, have also enacted similar illegal remuneration statutes that apply to healthcare services reimbursed by private insurance, not just those reimbursed by a federal or state health care program. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes.

We do not anticipate that the Stark Law, the anti-kickback statute or similar state law provisions will have material adverse effects on our operations. However, in consideration of the current health care regulatory atmosphere, we cannot provide any assurance that federal or state authorities would not attempt to challenge one or more of our business dealings in consideration of one of these federal or state provisions, or that if challenged, the authorities might not prevail.

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

Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. In 1988, Congress passed the Medical Waste Tracking Act (42 U.S.C.§ 6992). Infectious waste generators, including hospitals, now face substantial penalties for improper arrangements regarding disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of up to $50,000 per day, imprisonment, and remedial costs. The comprehensive legislation establishes programs for medical waste treatment and disposal in designated states. The legislation also provides for sweeping inspection authority in the Environmental Protection Agency, including monitoring and testing. We believe that our disposal of such wastes is in material compliance with all state and federal laws.

Medical Staff and Employees

Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of our hospitals. During the first quarter of 2005, McAllen Medical Center affiliated itself with a company employing approximately

10 physicians. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. Our facilities had approximately 37,000 employees on December 31, 2004, of whom approximately 25,000 were employed full-time.

Approximately, 2,000 of our employees at six of our hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At The George Washington University Hospital, unionized employees are represented by the Service Employees International Union. Nurses and technicians at Desert Springs Hospital are represented by the Service Employees International Union. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. Registered Nurses at Inland Valley are represented by the California Nurses Association. We believe that our relations with our employees are satisfactory.

Competition

In all geographical areas in which we operate, there are other hospitals which provide services comparable to those offered by our hospitals, some of which are for profit entities, some of which are owned by governmental agencies and supported by tax revenues, and others of which are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. Such support is not available to our hospitals. Certain of our competitors have greater financial resources, are better equipped and offer a broader range of services than us. Outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical centers also impact the healthcare marketplace. In recent years, competition among healthcare providers for patients has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures and a shift toward outpatient treatment.

In addition, certain hospitals which are located in the areas served by our facilities are special service hospitals providing medical, surgical and behavioral health services that are not available at our hospitals or other general hospitals. The competitive position of a hospital is to a large degree, dependent upon the number and quality of staff physicians. Although a physician may at any time terminate his or her affiliation with a hospital, our hospitals seek to retain doctors of varied specializations on their staffs and to attract other qualified doctors by improving facilities and maintaining high ethical and professional standards. In addition, in certain markets including McAllen, Texas, the site of one of our largest acute care facilities, competition from other healthcare providers, including physician owned facilities, has increased and additional inpatient capacity at a physician owned hospital opened in late 2004 which may further erode our higher margin business, including cardiac procedures. A continuation of the increased provider competition in the markets in which our hospital facilities operate, including McAllen, Texas, could have a material adverse effect on our future results of operations.

General and Professional Liability

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased umbrella excess policies for our subsidiaries through several commercial insurance carriers for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

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

As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $31.6 million as of December 31, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Relationship with Universal Health Realty Income Trust

At December 31, 2004, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, we conduct the Trust’s day-to-day affairs, provide administrative services and presents investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. Our pre-tax share of income from the Trust was $1.6 million in 2004, $1.6 million during 2003 and $1.4 million during 2002, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.5 million and $9.4 million at December 31, 2004 and 2003, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $25.2 million at December 31, 2004 and $23.4 million at December 31, 2003.

As of December 31, 2004, we leased five hospital facilities from the Trust with terms expiring in 2006 through 2009. These leases contain up to five 5-year renewal options. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interest.

On December 31, 2004, we completed the purchase of the real estate assets of the Virtue Street Pavilion, located in Chalmette, Louisiana, from the Trust. The purchase was completed pursuant to the exercise of an option granted to us under our previous lease for the facility. The purchase price for the facility was $7.3 million and was determined, in accordance with the terms of the lease, based upon independent appraisals obtained by both us and the Trust.

During the third quarter of 2004, we exercised the five-year renewal option on a behavioral health hospital leased from the Trust which was scheduled to expire in December, 2004. The lease was renewed at the same lease terms. During 2002, we exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in March, 2003. The renewal rate on this facility was based upon the five-year Treasury rate on March 29, 2003 plus a spread.

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

Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $17.4 million in 2004, $17.4 million in 2003 and $17.2 million in 2002. As of December 31, 2004, the aggregate fair market value of our facilities leased from the Trust is not known, however, the aggregate original purchase price paid by the Trust for these properties was $101.3 million (excluding the Virtue Street Pavilion). Pursuant to the terms of the leases with the Trust, we have the option to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The terms of the leases also provide that in the event we discontinue operations at the leased facility for more than one year, or elect to terminate a lease prior to the expiration of its term for prudent business reasons, we are obligated to offer a substitution property. If the Trust does not accept the substitution property offered, we are obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust.

We received an advisory fee from the Trust of $1.5 million in 2004, $1.5 million in 2003 and $1.4 million in 2002 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

Executive Officers of the Registrant

Our executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company

Alan B. Miller (67)	Director, Chairman of the Board, President and Chief Executive Officer

Steve G. Filton (47)	Senior Vice President, Chief Financial Officer and Secretary

O. Edwin French (58)	Senior Vice President

Debra K. Osteen (49)	Vice President

Richard C. Wright (57)	Vice President

Mr. Alan B. Miller has been Chairman of the Board, President and Chief Executive Officer since inception. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and Trustee of the Trust. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

Mr. Filton was elected Senior Vice President and Chief Financial Officer in February, 2003 and he was elected Secretary in September, 1999. He had served as Vice President and Controller since 1991.

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

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers, the number of licensed beds, for each of our facilities:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	225	Owned
Auburn Regional Medical Center	Auburn, Washington	149	Owned
Central Montgomery Medical Center	Lansdale, Pennsylvania	150	Owned
Chalmette Medical Center (1)		195
Chalmette Medical Center (4)	Chalmette, Louisiana		Leased
Virtue Street Pavilion	Chalmette, Louisiana		Owned
Corona Regional Medical Center	Corona, California	228	Owned
Desert Springs Hospital (2)	Las Vegas, Nevada	346	Owned
Doctors’ Hospital of Laredo	Laredo, Texas	180	Owned
Edinburg Regional Medical Center	Edinburg, Texas	169	Owned
Fort Duncan Medical Center	Eagle Pass, Texas	77	Owned
The George Washington University Hospital (3)	Washington, D.C.	371	Owned
Hospital San Pablo (14)	Bayamon, Puerto Rico	430	Owned
Hospital San Pablo del Este (14)	Fajardo, Puerto Rico	180	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
McAllen Medical Center (5)		633
McAllen Medical Center (4)	McAllen, Texas		Leased
McAllen Heart Hospital	McAllen, Texas		Owned
Methodist Hospital (13)		360
Methodist Hospital	New Orleans, Louisiana		Owned
Lakeland Medical Pavilion	New Orleans, Louisiana		Owned
Northern Nevada Medical Center (3)	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	447	Owned
Southwest Healthcare System (10)		176
Inland Valley Campus	Wildomar, California		Leased
Rancho Springs Campus	Murrieta, California		Owned
Spring Valley Hospital Medical Center (2)	Las Vegas, Nevada	176	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	277	Owned
Summerlin Hospital Medical Center (2)	Las Vegas, Nevada	274	Owned
Valley Hospital Medical Center (2)	Las Vegas, Nevada	409	Owned
Wellington Regional Medical Center (4)	West Palm Beach, Florida	143	Leased

Médi-Partenaires (Paris/Bordeaux)

Name of Facility (11)	Location	Number of Beds	Real Property Ownership Interest
Clinique Ambroise Paré	Toulouse, France	198	Owned
Clinique Bon Secours	Le Puy en Velay, France	96	Owned
Clinique d’Aressy	Pau, France	179	Owned
Clinique Bercy	Charenton le Pont, France	92	Owned
Clinique du Louvre	Paris, France	20	Owned
Clinique du Trocadéro	Paris, France	50	Owned
Clinique Montréal	Carcassonne, France	125	Owned
Clinique Notre Dame	Thionville, France	73	Owned
Clinique Pasteur	Bergerac, France	96	Owned
Clinique Richelieu	Saintes, France	73	Owned
Clinique Saint Augustin	Bordeaux, France	155	Owned
Clinique Villette	Dunkerque, France	117	Owned
Hôpital Clinique Claude Bernard	Metz, France	224	Owned
Polyclinique St. Jean	Montpellier, France	102	Owned

Behavioral Health Centers

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Anchor Hospital	Atlanta, Georgia	84	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
The Bridgeway (4)	North Little Rock, Arkansas	70	Leased
The Carolina Center for Behavioral Health	Greer, South Carolina	66	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Coastal Harbor Treatment Center	Savannah, Georgia	112	Owned
Del Amo Hospital	Torrance, California	166	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	180	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Fuller Memorial Hospital	South Attleboro, Massachusetts	82	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Hampton Hospital	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	128	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
HRI Hospital	Brookline, Massachusetts	68	Owned
KeyStone Center (6)	Wallingford, Pennsylvania	119	Owned
La Amistad Behavioral Health Services	Maitland, Florida	54	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	204	Owned
Laurel Heights Hospital	Atlanta, Georgia	102	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	112	Owned
The Midwest Center for Youth and Families	Kouts, Indiana	58	Owned
North Star Children’s Hospital	Anchorage, Alaska	34	Owned
North Star Counseling Centers	Anchorage, Alaska	—	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
Palmer Residential Treatment Center	Palmer, Alaska	29	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	112	Owned
The Pavilion	Champaign, Illinois	52	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	184	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Provo Canyon School	Provo, Utah	242	Owned
Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	72	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	72	Owned
Roxbury (6)	Shippensburg, Pennsylvania	48	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Leased
Stonington Institute	North Stonington, Connecticut	63	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Timberlawn Mental Health System	Dallas, Texas	124	Owned
Turning Point Care Center (6)	Moultrie, Georgia	59	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	80	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned

Ambulatory Surgery Centers

Name of Facility	Location	Real Property Ownership Interest
OJOS/Eye Surgery Specialists of Puerto Rico (8)	Santurce, Puerto Rico	Leased
Goldring Surgical Center	Las Vegas, Nevada	Leased
Northwest Texas Surgery Center (8)	Amarillo, Texas	Leased
Providence Surgical and Medical Center (7)	Laredo, Texas	Leased
Surgery Center at Wellington (9)	West Palm Beach, Florida	Leased
Surgery Center of Midwest City (7)	Midwest City, Oklahoma	Leased
Surgery Center of Springfield (7)	Springfield, Missouri	Leased
Surgical Arts Surgery Center (8)	Reno, Nevada	Leased
Surgical Center of South Texas	Edinburg, Texas	Owned

Radiation Oncology Centers

Name of Facility	Location
Auburn Regional Center for Cancer Care	Auburn, Washington	Leased
Cancer Institute of Nevada (8)(12)	Las Vegas, Nevada	Owned
Carolina Cancer Center	Aiken, South Carolina	Owned

Specialized Women’s Health Center

Name of Facility	Location
Renaissance Women’s Center of Edmond (8)(12)	Edmond, Oklahoma	Owned

(1)	Includes Chalmette Medical Center, a 118-bed medical/surgical facility and The Virtue Street Pavilion, a 77-bed facility consisting of a physical rehabilitation unit, skilled nursing and inpatient behavioral health services.
(2)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center and Spring Valley Hospital Medical Center are owned by limited liability companies (“LLC) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(3)	General partnership interest in limited partnership.
(4)	Real property leased from the Trust.
(5)	Real property of McAllen Medical Center is leased from the Trust. During 2000, we purchased the assets of an 80-bed non-acute care facility located in McAllen, Texas. Although the real property of the non-acute facility is not leased from the Trust, the license for this facility is included in McAllen Medical Center’s license.

(6)	Addictive disease facility.
(7)	Each facility is owned in partnership form. We own general and limited partnership interests in a limited partnership.
(8)	We own a majority interest in a LLC.
(9)	We own a minority interest in a LLC that owns and operates this center.
(10)	Southwest Healthcare System consists of the Inland Valley Campus in Wildomar, California and the Rancho Springs Campus in Murrieta, California.
(11)	All facilities located in France are owned by an operating company in which we own an 80% equity interest.
(12)	Real property is owned by a limited partnership or LLC that is majority owned by us.
(13)	In January, 2004, we purchased a controlling 90% ownership interest in a LLC (10% ownership interest held by a third-party) that owns the assets and operations of Methodist Hospital, a 306-bed acute care facility located in New Orleans, Louisiana, and in February, 2004 this LLC purchased the assets and operations of Lakeland Medical Pavilion, a 54-bed acute care facility located in New Orleans.
(14)	Subsequent to December 31, 2004, we executed a definitive agreement to sell these two acute care hospitals located in Puerto Rico. The sales, which are subject to regulatory approval, are expected to be completed by March 31, 2005.

Some of these facilities are subject to mortgages, and substantially all the equipment located at these facilities is pledged as collateral to secure long-term debt. We own or lease medical office buildings adjoining some of our hospitals.

We believe that the leases or liens on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations.

The aggregate lease payments on facilities leased by us were $36.8 million in 2004, $37.9 million in 2003 and $33.8 million in 2002.

ITEM 3. Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

Lawsuits:

In December 2003, one of our subsidiaries, McAllen Hospitals, L.P., was named as a defendant in a case filed in the District Court of Hidalgo County, Texas, 275th Judicial District, under the caption Rio OB-Gyn Partners Ltd. v. McAllen Hospitals, L.P., Cause No. C-3128-03-E. The plaintiff is a physician group which claims that McAllen and its agents committed fraud or negligent misrepresentation in promising to build an OB-Gyn hospital and inducing the plaintiff to cancel an agreement with another party to build a competing OB-Gyn hospital.

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

Pursuant to an Order of the Court, these two cases were consolidated into one action captioned: In re Universal Health Services, Inc. Securities Litigation, Case No. CV-04-01233-JP. Subsequently, the plaintiffs filed an Amended Consolidated Class Action Complaint. The defendants have moved to dismiss that complaint. The motion to dismiss has been fully briefed and oral argument was held on March 9, 2005.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned “Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton.” Plaintiff subsequently filed an amended complaint which dropped Messrs Hotz and Pantaleoni as defendants. Plaintiff purports to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. The Court has granted the parties’ joint motion in the derivative action asking that the Defendants’ time to respond to the complaint be extended until after the decision on the motion to dismiss the class action complaint. That motion is pending.

On August 5, 2004, we were named, together with our subsidiary Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment.

The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court has not yet ruled on plaintiff’s motion.

In October, 2004, one of our subsidiaries, Aiken Regional Medical Centers, Inc., received a complaint filed in state court in South Carolina (Case No. 04-CP-02-1275). The complaint, filed by the plaintiff individually and on behalf of other unnamed, putative class members, alleges that Aiken breached its contract with the plaintiff (and other putative plaintiffs), or in the alternative Aiken was unjustly enriched, by virtue of billing and collecting full hospital charges from the plaintiff and other putative class members.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of security holders.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class B Common Stock is traded on the New York Stock Exchange. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis.

Number of shareholders of record as of January 31, 2005, were as follows:

Class A Common	11
Class B Common	428
Class C Common	5
Class D Common	163

During 1998 and 1999, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 12 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. In November, 2004, an additional 2 million shares were approved for repurchase. During the year ended December 31, 2004, we purchased 559,481 shares at an average price of $42.07 per share or $23.5 million in the aggregate. Since inception of the stock purchase program in 1998 through December 31, 2004, we purchased a total of 11,437,404 shares at an average purchase price of $25.76 per share or $294.6 million in the aggregate. As of December 31, 2004, the maximum number of shares that may yet be purchased under the program is 2,562,596 shares.

2004 period	Total number of shares purchased	Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
October, 2004	346,000	346,000	$41.33	$14,300	641,540

November, 2004	77,500	77,500	$41.86	$3,244	2,564,040

December, 2004	1,444	1,444	$47.33	$68	2,562,596

Total October through December	424,944	424,944	$41.45	$17,612	2,562,596

Dividends

During the fourth quarter of 2003, we announced the initiation of quarterly cash dividends, commencing with the fourth quarter of 2003. During the two years ending December 31, 2004, dividends per share were declared as follows:

	2004	2003
First quarter	$.08	—
Second quarter	$.08	—
Third quarter	$.08	—
Fourth quarter	$.08	$.08

Total	$.32	$.08

ITEM 6. Selected Financial Data

Year Ended December 31	2004	2003	2002	2001	2000
Summary of Operations (in thousands)
Net revenues	$3,938,320	$3,391,506	$2,991,919	$2,582,423	$1,985,913
Net income	$169,492	$199,269	$175,361	$99,742	$93,362
Net margin	4.3%	5.9%	5.9%	3.9%	4.7%
Return on average equity	14.4%	20.0%	19.6%	12.8%	13.7%

Financial Data (in thousands)
Cash provided by operating activities	$392,880	$376,775	$331,259	$297,543	$174,821
Capital expenditures, net (1)	$230,905	$224,370	$207,627	$160,748	$115,751
Total assets	$3,022,843	$2,772,730	$2,329,137	$2,168,589	$1,742,377
Long-term borrowings	$852,229	$868,566	$680,514	$718,830	$548,064
Common stockholders’ equity	$1,220,586	$1,090,922	$917,459	$807,900	$716,574

Percentage of total debt to total capitalization	42%	45%	43%	47%	43%

Operating Data – Acute Care Hospitals in U.S.

Average licensed beds	5,645	4,792	4,801	4,502	3,972

Average available beds	4,860	4,119	3,966	3,795	3,388

Hospital admissions	251,655	227,932	224,286	196,234	171,900

Average length of patient stay	4.6	4.5	4.5	4.6	4.6

Patient days	1,150,882	1,032,348	1,013,395	896,874	790,219
Occupancy rate for licensed beds	56%	59%	58%	55%	54%
Occupancy rate for available beds	65%	69%	70%	65%	64%

Operating Data - Behavioral Health Facilities

Average licensed beds	4,225	3,894	3,752	3,732	2,612

Average available beds	4,145	3,762	3,608	3,588	2,552

Hospital admissions	94,743	87,688	84,348	78,688	49,971

Average length of patient stay	13.0	12.2	11.9	12.1	12.2

Patient days	1,234,152	1,067,200	1,005,882	950,236	608,423
Occupancy rate for licensed beds	80%	75%	73%	70%	64%
Occupancy rate for available beds	81%	78%	76%	73%	65%

Operating Data - Acute Care Hospitals in France (2)

Average licensed beds	1,588	1,433	1,083	720	—

Average available beds	1,588	1,433	1,083	720	—

Hospital admissions	94,536	82,364	63,781	38,627	—

Average length of patient stay	4.7	5.0	5.0	4.7	—

Patient days	442,825	409,860	319,100	180,111	—
Occupancy rate for licensed beds	76%	78%	81%	69%	—
Occupancy rate for available beds	76%	78%	81%	69%	—

Per Share Data
Net income - basic (3)	$2.94	$3.45	$2.94	$1.67	$1.55
Net income - diluted (3)	$2.75	$3.20	$2.74	$1.60	$1.50

Other Information (in thousands)
Weighted average number of common shares - basic (3)	57,653	57,688	59,730	59,874	60,220
Weighted average number of common shares and equivalents - diluted (3)	64,865	65,089	67,075	67,220	64,820

Common Stock Performance
Market price of common stock High - Low, by quarter (4)
1st	$56.51 - $43.97	$46.58 - $34.99	$43.00 - $37.80	$50.69 - $38.88	$24.50 - $18.25
2nd	$46.55 - $42.53	$45.48 - $34.77	$51.90 - $42.31	$46.75 - $37.82	$35.03 - $24.50
3rd	$46.10 - $42.04	$52.00 - $39.76	$51.40 - $41.90	$52.60 - $42.65	$42.81 - $31.91
4th	$48.51 - $39.87	$54.30 - $44.34	$56.20 - $43.00	$48.60 -$38.25	$55.88 - $38.63

(1)	Amount includes non-cash capital lease obligations.
(2)	The facilities located in France are owned by an operating company that is 80% owned by us.
(3)	In April 2001, the Company declared a two-for-one stock split in the form of a 100% stock dividend which was paid in June 2001. All classes of common stock participated on a pro rata basis. The weighted average number of common shares and equivalents and earnings per common and common equivalent share for all years presented have been adjusted to reflect the two-for-one stock split.
(4)	These prices are the high and low closing sales prices of the Company’s Class B Common Stock as reported by the New York Stock Exchange (all periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in June, 2001). Class A, C and D Common Stock are convertible on a share-for-share basis into Class B Common Stock.

ITEM 7. Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of March 1, 2005, we operated 44 acute care hospitals and 49 behavioral health centers located in 23 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 12 surgery and radiation oncology centers located in 7 states and Puerto Rico. Subsequent to December 31, 2004, we executed a definitive agreement to sell two acute care hospitals located in Puerto Rico. The divestitures, which are subject to customary regulatory approvals, are expected to be completed by March 31, 2005.

Net revenues from our acute care hospitals (including the facilities located in France) and our ambulatory and radiation oncology centers accounted for 82%, 82% and 81% of consolidated net revenues in 2004, 2003 and 2002, respectively. Net revenues from our behavioral health care facilities accounted for 18%, 18% and 19%, of consolidated net revenues in 2004, 2003 and 2002, respectively.

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

Forward-Looking Statements and Risk Factors

The matters discussed in this report as well as our news releases issued from time to time include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause industry results and/or our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	liability and other claims asserted against us;

•	liabilities arising out of shareholders’ suits which have been commenced against us and certain of our officers and directors;

•	the continuing high number of governmental inquiries, investigations and administrative and legal actions being taken against health care providers, which, if directed at us or one of our facilities, could significantly increase costs and expenses;

•	competition from other healthcare providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of one of our largest acute care facilities, and/or the loss of significant customers;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

•	our ability to successfully integrate our recent acquisitions;

•	a significant portion of our revenues are produced by a small number of our facilities;

•	our ability to finance growth on favorable terms;

•	many of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our acute care facilities continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts;

•	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	we have experienced a significant increase in professional and general liability and property insurance expense caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

A summary of our significant accounting policies are outlined in Note 1 to the consolidated financial statements. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements, including the following:

Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. We report net patient service revenue at the estimated net realizable amounts from patients, third-party payors and others for services rendered. Medicare and Medicaid revenues represented 40%, 41% and 42% of our net patient revenues during 2004, 2003 and 2002, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 40% of our net patient revenues during each of the years ended December 31, 2004, 2003 and 2002.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. We estimated certain Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Certain types of payments by the Medicare program and state Medicaid programs are subject to retroactive adjustment in future periods. We accrue for the estimated amount of these retroactive adjustments in the period when the services subject to retroactive settlement are recorded. Such amounts are included in accounts receivable, net, on our consolidated balance sheets. These revenues (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retrospective review and final settlement by the Medicare program. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our operating results in 2004, 2003 and 2002. A 1% adjustment to our estimated net revenues recorded in connection with Medicare revenues that are subject to retrospective review and settlement as of December 31, 2004, would change our after-tax net income by approximately $1.6 million. The large majority of the revenues generated by the acute care hospitals owned by our France subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals located in the U.S. provided charity care, based on charges at established rates, amounting to $294.7 million, $241.2 million and $186.2 million during 2004, 2003 and 2002, respectively.

At our acute care facilities located in the U.S., Medicaid Pending accounts comprise the large majority of our receivables that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Approximately 5% or $26.0 million as of December 31, 2004 and 4% or $20.7 million as of December 31, 2003 of our accounts receivable, net, were comprised of Medicaid Pending accounts.

Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid Pending at registration if we are unable to definitively determine if they are Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid Pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid and eligibility.

Based on historical information related to Medicaid Pending accounts, we estimate that approximately 63% or $16.3 million of the $26.0 million Medicaid Pending accounts receivable as of December 31, 2004 will subsequently qualify for Medicaid Pending reimbursement. Approximately 60% or $12.5 million of the $20.7 million Medicaid Pending accounts receivable as of December 31, 2003, subsequently qualified for Medicaid reimbursement and were therefore appropriately classified at the patient’s registration. The majority of the remaining accounts that ultimately did not qualify for Medicaid reimbursement were subsequently reclassified as self-pay or charity care accounts. Based on general factors as discussed below in Provision for Doubtful Accounts, our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid Pending, as well as other accounts receivable payor classifications, are considered when the overall individual facility and company-wide reserves are developed. Related specifically to accounts classified as Medicaid Pending, our facilities establish reserves for such accounts based on agings of the receivables, historical collection experience and conversion rates (i.e. the above mentioned percentages of Medicaid Pending amounts that ultimately qualify for Medicaid reimbursement). Based on this methodology, our analyses indicated that we had adequate reserves established as of December 31, 2004 and 2003 for accounts that will not/did not ultimately qualify for Medicaid reimbursement (or county indigent program reimbursement) and were therefore reclassed to self-pay or charity care.

Below are the Medicaid Pending receivable agings as of December 31, 2004 and 2003 (amounts in thousands):

	December 31, 2004		December 31, 2003
	Amount	%	Amount	%
Under 60 days	$9,125	35.2	$7,820	37.9
61-120 days	6,023	23.2	5,455	26.4
121-180 days	3,817	14.7	3,008	14.6
Over 180 days	6,999	26.9	4,373	21.1

Total	$25,964	100.0	$20,656	100.0

Provision for Doubtful Accounts: Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued at the hospital level until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is exhausted, the patient is sent at least two statements followed by a series of three collection letters. If the patient is deemed unwilling or unable to pay, the account is written off as bad debt and transferred to an outside collection agency for additional collection effort. Self-pay receivables are outsourced to several early out collection agencies under contract with the hospital. The collection vendor must make at least three patient contacts and send three statements from the date of placement. If the patient fails to respond or express a willingness to pay, the account is returned to the hospital and subsequently written off as bad debt and transferred to an outside agency for additional collection effort.

During the collection process the hospital establishes a partial reserve in the allowance for doubtful accounts for self-pay balances outstanding for greater than 60 days from the date of discharge. All self-pay accounts at the hospital level are fully reserved if they become outstanding for greater than 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. At December 31, 2004 and 2003, accounts receivable are recorded net of allowance for doubtful accounts of $71.4 million and $56.4 million, respectively.

Approximately 93% during 2004, 94% during 2003 and 91% during 2002, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals located in the U.S. Shown below is our payor mix concentrations and related aging of accounts receivable for our acute care hospitals located in the U.S. as of December 31, 2004 and 2003 (excludes facilities reflected as discontinued operations in our consolidated financial statements):

As of December 31, 2004:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$53,040	$6,346	$2,053	$5,508
Medicaid	18,582	11,912	8,177	19,650
Commercial insurance and other	144,029	48,958	18,871	38,488
Private pay	48,107	8,419	5,693	6,965

Total	$263,758	$75,635	$34,794	$70,611

As of December 31, 2003:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$47,569	$5,765	$2,138	$4,234
Medicaid	18,149	10,037	5,684	8,058
Commercial insurance and other	118,168	42,668	14,782	25,088
Private pay	36,240	15,922	10,230	4,456

Total	$220,126	$74,392	$32,834	$41,836

Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. We also maintain a self-insured workers’ compensation program. Adjustments to our prior period, self-insured general and professional and workers’ compensation reserve estimates did not have a material impact on our financial statements during 2004, 2003 or 2002.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2004 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Reserve balance at January 1, 2002 (a)	$105,591	$12,403	$117,994
Plus: accrued insurance expense, net of commercial premiums paid	45,880	12,436	58,316
Less: payments made in settlement of self-insured claims	(22,302)	(8,832)	(31,134)
Balance at acquisition of acquired facility	2,015	1,672	3,687

Balance at January 1, 2003 (a)	131,184	17,679	148,863
Plus: accrued insurance expense, net of commercial premiums paid	48,154	18,590	66,744
Less: payments made in settlement of self-insured claims	(31,594)	(11,808)	(43,402)

Balance at January 1, 2004 (a)	147,744	24,461	172,205
Plus: accrued insurance expense, net of commercial premiums paid	58,272	19,984	78,256
Less: payments made in settlement of self-insured claims	(33,482)	(13,371)	(46,853)

Balance at December 31, 2004 (a)	$172,534	$31,074	$203,608

(a)	Net of expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

In addition, we also maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Long-Lived Assets: In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our assets based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. We believe that future income will enable us to realize our deferred tax assets and therefore no valuation allowances have been recorded.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal and state taxes.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2004, 2003 and 2002 (dollar amounts in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,938,320	100.0%	$3,391,506	100.0%	$2,991,919	100.0%

Operating charges:
Salaries, wages & benefits	1,607,103	40.8%	1,355,047	40.0%	1,193,258	39.9%
Other operating expenses	916,542	23.2%	778,656	23.0%	717,805	24.0%
Supplies expense	546,801	13.9%	449,225	13.2%	376,755	12.6%
Provision for doubtful Accounts	307,163	7.8%	252,644	7.4%	218,947	7.3%
Depreciation & amortization	155,514	4.0%	130,039	3.8%	109,246	3.6%
Lease & rental expense	70,433	1.8%	59,479	1.8%	56,943	1.9%

	3,603,556	91.5%	3,025,090	89.2%	2,672,954	89.3%

Income before interest expense, minority interests & income taxes	334,764	8.5%	366,416	10.8%	318,965	10.7%

Interest expense, net	43,405	1.1%	37,855	1.1%	34,096	1.1%
Minority interests in earnings of consolidated entities	20,216	0.5%	22,265	0.7%	19,716	0.7%

Income before income taxes	271,143	6.9%	306,296	9.0%	265,153	8.9%
Provision for income taxes	101,137	2.6%	114,217	3.3%	97,306	3.3%

Income from continuing operations	170,006	4.3%	192,079	5.7%	167,847	5.6%
(Loss) Income from discontinued operations, net of income taxes	(514)	0.0%	7,190	0.2%	7,514	0.3%

Net income	$169,492	4.3%	$199,269	5.9%	$175,361	5.9%

Year Ended December 31, 2004 as compared to the Year Ended December 31, 2003: Net revenues increased 16% to $3.94 billion in 2004 as compared to $3.39 billion in 2003. The $547 million increase during 2004, as compared to 2003, was primarily attributable to:

•	a $153 million or 5% increase in net revenues generated at acute care hospitals (located in the U.S. and France) and behavioral health care facilities owned during both years (which we refer to as “same facility”), and;

•	$387 million of revenues generated at acute care hospitals acquired or opened in the U.S. and France and behavioral health facilities acquired at various times during 2003 and 2004 (excludes revenues generated at these facilities one year after the 2003 opening or acquisition).

Income before income taxes decreased $35 million to $271 million during 2004 as compared to $306 million during 2003. The decrease in income before income taxes during 2004, as compared to 2003, resulted primarily from: (i) a $50 million decrease at our acute care facilities (as discussed below in Acute Care Hospital Services); (ii) a $9 million increase at our behavioral health care facilities (as discussed below in Behavioral Health Services); (iii) an $8 million increase at our acute care hospitals located in France (as discussed below in International and Other Operating Results); (iv) a $6 million decrease due to an increase in interest expense (as discussed below in Other Operating Results); (v) an $11 million increase due to a cumulative reduction to compensation expense in 2004 resulting from the reversal of expense related to restricted shares granted to our Chief Executive Officer that were contingent on an earnings threshold which was not achieved, and; (vi) a $7 million decrease resulting from other combined net unfavorable changes.

Net income decreased $30 million during 2004, as compared to 2003, due to: (i) the $35 million decrease in income before income taxes, as discussed above; (ii) partially offset by a $13 million decrease in income taxes resulting from the tax benefit on the decrease in income before income taxes, and; (iii) an $8 million unfavorable change in income/loss from discontinued operations, net of income taxes (as discussed below in Discontinued Operations).

Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002: Net revenues increased 13% to $3.39 billion in 2003 as compared to $2.99 billion in 2002. The $400 million increase during 2003, as compared to 2002, was primarily attributable to:

•	a $234 million or 8% increase in net revenues generated at our same facility acute care hospitals (located in the U.S. and France) and behavioral health care facilities;

•	$91 million of revenues generated at acute care hospitals acquired or opened in the U.S. and France and behavioral health facilities acquired at various times during 2002 and 2003 (excludes revenues generated at these facilities one year after opening or acquisition).

•	$61 million of other increases in net revenues consisting primarily of $29 million from reclassifying certain supply costs incurred by our French hospitals and a $20 million increase resulting from favorable exchange rate changes. Beginning January 1, 2003, we began recording as revenues and supplies expense, the cost of certain medical devices which are billed to patients of our French hospitals. Previously, these amounts were recorded net in our consolidated financial statements. During the year ended December 31, 2002, these amounts were approximately $15 million. The change in accounting presentation had no impact on previously reported operating income or net income.

Income before income taxes increased $41 million to $306 million during 2003 as compared to $265 million during 2002. The increase in income before income taxes during 2003, as compared to 2002, resulted primarily from: (i) a $25 million increase at our acute care facilities (as discussed below in Acute Care Hospital Services); (ii) a $27 million increase at our behavioral health care facilities (as discussed below in Behavioral Health Services); (iii) a $4 million decrease due to an increase in interest expense (as discussed below in Other Operating Results), and; (iv) an $7 million decrease resulting from other combined net unfavorable changes.

Net income increased $24 million during 2003, as compared to 2002, due to the $41 million increase in income before income taxes, as discussed above, partially offset by a $17 million increase in income taxes resulting primarily from the income tax expense on the increase in income before income taxes.

Acute Care Hospital Services

Year Ended December 31, 2004 as compared to the Year Ended December 31, 2003: The following table summarizes the results of operations for our acute care facilities located in the U.S. on a same facility basis and is used in the discussions below for the years ended December 31, 2004 and 2003 (dollar amounts in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
Acute Care Hospitals – Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,576,360	100.0%	$2,499,549	100.0%

Operating charges:
Salaries, wages and benefits	941,721	36.5%	895,803	35.9%
Other operating expenses	601,800	23.3%	571,564	22.9%
Supplies expense	375,262	14.6%	347,760	13.9%
Provision for doubtful accounts	241,317	9.4%	238,075	9.5%
Depreciation and amortization	107,347	4.2%	100,047	4.0%
Lease and rental expense	41,376	1.6%	41,233	1.6%

	2,308,823	89.6%	2,194,482	87.8%

Income before interest expense, minority interests and income taxes	267,537	10.4%	305,067	12.2%

Interest expense, net	233	0.0%	248	0.0%
Minority interests in earnings of consolidated entities	15,939	0.6%	16,953	0.7%

Income before income taxes	$251,365	9.8%	$287,866	11.5%

On a same facility basis during 2004, as compared to 2003, net revenues at our acute care hospitals located in the U.S. increased $76.8 million or 3.1%. Income before income taxes decreased $36.5 million or 12.7% to $251.4 million or 9.8% of net revenues during 2004 as compared to $287.9 million or 11.5% of net revenues during 2003. The factors contributing to the decrease in income before income taxes at these facilities are discussed below. Inpatient admissions to these facilities decreased 0.9% during 2004, as compared to 2003, while patient days decreased 1.6%. The average length of patient stay at these facilities was 4.5 days in both 2004 and 2003. The occupancy rate, based on the average available beds at these facilities, was 65.5% during 2004, as compared to 68.7% during 2003. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 2.8% during 2004, as compared to 2003, and net revenue per adjusted patient day increased 3.4% during 2004, as compared to 2003.

The following table summarizes the results of operations for all our acute care facilities located in the U.S. (including newly acquired and built facilities) and is used in the discussion below for the years ended December 31, 2004 and 2003 (amounts in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,897,719	100.0%	$2,499,550	100.0%

Operating charges:
Salaries, wages and benefits	1,089,042	37.6%	895,803	35.8%
Other operating expenses	683,373	23.6%	571,611	22.9%
Supplies expense	412,751	14.2%	340,764	13.6%
Provision for doubtful accounts	285,779	9.9%	238,074	9.5%
Depreciation and amortization	119,998	4.1%	100,047	4.0%
Lease and rental expense	47,856	1.7%	41,272	1.7%

	2,638,799	91.1%	2,187,571	87.5%

Income before interest expense, minority interests and income taxes	258,920	8.9%	311,979	12.5%
Interest expense, net	302	0.0%	248	0.0%
Minority interests in earnings of consolidated entities	13,463	0.4%	16,953	0.7%

Income before income taxes	$245,155	8.5%	$294,778	11.8%

During 2004, as compared to 2003, net revenues at our acute care hospitals located in the U.S. (including newly acquired and built facilities), increased $398.2 million or 15.9%. The increase in net revenues was attributable to a $76.8 million increase in same facility revenues and $318.6 million of revenues generated at facilities acquired or opened during 2003 and 2004 (excludes revenues generated at these facilities one year after the 2003 opening or acquisition). Income before income taxes decreased $49.6 million or 16.8% to $245.2 million or 8.5% of net revenues during 2004 as compared to $294.8 million or 11.8% of net revenues during 2003. The $49.6 million decrease in income before income taxes at our acute care facilities (including newly acquired and built facilities), resulted primarily from a $36.5 million decrease at our acute care facilities owned for more than a year, including a $20.9 million decrease experienced at our acute care facility in McAllen, Texas, as discussed below. Also contributing to the decrease were losses experienced at our newly opened Lakewood Ranch Hospital in Florida (opened during the third quarter of 2004) and Methodist Hospital in Louisiana which was acquired in January, 2004.

Unfavorably impacting the income before income taxes at our acute care hospitals located in the U.S. during 2004, as compared to 2003 (on a same facility and all facility basis), were the following factors:

•	decreasing inpatient admission attributable in part to a slower economy which has induced lower health care consumption trends in many of our markets. Unfavorable economic conditions are more prevalent in certain markets such as Amarillo, Texas and Auburn, Washington;

•	a continuation of an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided;

•	the emergence of recent trends indicating the erosion of some business, including surgeries and better paying, higher acuity patients, in certain markets such as McAllen, Texas and Aiken, South Carolina as a result of increased hospital and physician competition;

•	an increase in salaries, wages and benefits expense as a percentage of net revenues partially due to decreasing inpatient admission trends and severance payments related to reductions in staffing levels, and;

•	an increase in supplies expense partially due to the higher costs for orthopedic implants and high cost cardiology supplies.

As mentioned above, income before income taxes at our acute care facility located in McAllen, Texas decreased $20.9 million during 2004, as compared to 2003. Admissions and patient days declined at this facility during 2004, as compared to 2003, due to intense hospital and physician competition. We expect the competitive pressures in the market to remain and potentially intensify. The physician-owned hospital in the market added new inpatient capacity in late 2004 which has the potential to further erode our higher margin business, including cardiac procedures. As competition in this market has increased, wage rates and physician recruiting costs have risen, exacerbating the profitability decline.

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

Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002:

The following table summarizes the results of operations for our acute care facilities located in the U.S. on a same facility basis and is used in the discussions below for the years ended December 31, 2003 and 2002 (dollar amounts in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002
Acute Care Hospitals – Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,486,031	100.0%	$2,287,780	100.0%

Operating charges:
Salaries, wages and benefits	889,611	35.8%	820,196	35.8%
Other operating expenses	567,528	22.8%	537,480	23.5%
Supplies expense	345,472	13.9%	324,724	14.2%
Provision for doubtful accounts	237,259	9.5%	196,280	8.6%
Depreciation and amortization	98,936	4.0%	84,847	3.7%
Lease and rental expense	41,132	1.7%	41,086	1.8%

	2,179,938	87.7%	2,004,613	87.6%

Income before interest expense, minority interests and income taxes	306,093	12.3%	283,167	12.4%
Interest expense, net	248	0.0%	304	0.0%
Minority interests in earnings of consolidated entities	17,262	0.7%	17,186	0.8%

Income before income taxes	$288,583	11.6%	$265,677	11.6%

On a same facility basis during 2003, as compared to 2002, net revenues at our acute care hospitals located in the U.S. increased $198.3 million or 8.7%. Income before income taxes at these facilities increased $22.9 million or 8.6% to $288.6 million or 11.6% of net revenues during 2003 as compared to $265.7 million or 11.6% of net revenues during 2002. Inpatient admissions and patient days to these facilities increased 1.1% and 1.4%, respectively, during 2003, as compared to 2002. The average length of patient stay at these facilities was 4.5 days in both 2003 and 2002. The occupancy rate, based on the average available beds at these facilities, was 68.7% during 2003, as compared to 70.0% during 2002. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission at these facilities increased 6.4% during 2003, as compared to 2002, and net revenue per adjusted patient day increased 6.1% during 2003, as compared to 2002.

The following table summarizes the results of operations for all our acute care facilities located in the U.S. (including newly acquired and built facilities) and is used in the discussion below for the years ended December 31, 2003 and 2002 (amounts in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,499,550	100.0%	$2,292,417	100.0%

Operating charges:
Salaries, wages and benefits	895,803	35.8%	818,484	35.7%
Other operating expenses	571,611	22.9%	537,669	23.5%
Supplies expense	340,764	13.6%	324,728	14.2%
Provision for doubtful accounts	238,074	9.5%	198,278	8.6%
Depreciation and amortization	100,047	4.0%	84,847	3.7%
Lease and rental expense	41,272	1.7%	41,129	1.8%

	2,187,571	87.5%	2,005,135	87.5%

Income before interest expense, minority interests and income taxes	311,979	12.5%	287,282	12.5%
Interest expense, net	248	0.0%	304	0.0%
Minority interests in earnings of consolidated entities	16,953	0.7%	17,016	0.7%

Income before income taxes	$294,778	11.8%	$269,962	11.8%

During 2003, as compared to 2002, net revenues at our acute care hospitals located in the U.S. (including newly acquired and built facilities), increased $207.1 million or 9.0%. The increase in net revenues was primarily attributable to a $198.3 million increase in same facility revenues, discussed above, and revenues generated at a newly constructed facility which was opened in the fourth quarter of 2003. Income before income taxes increased $24.8 million or 9.2% to $294.8 million or 11.8% of net revenues during 2003 as compared to $270.0 million or 11.8% of net revenues during 2002.

Favorably impacting the operating margins at our acute care hospitals located in the U.S. during 2003, as compared to 2002, was a decrease in other operating expenses (to 22.9% of net revenues during 2003, as compared to 23.5% in 2002) resulting primarily from decreased pharmacy costs resulting from a new outsourcing agreement that commenced during the third quarter of 2002. Also during 2003, supplies expense at our acute care facilities decreased to 13.6% of net revenues, as compared to 14.2%

during 2002, due primarily to the elimination of supply intensive, uneconomic service lines at several hospitals. Unfavorably impacting the operating margins at our acute care hospitals was an increase in the provision for doubtful accounts which increased to 9.5% during 2003 as compared to 8.6% during 2002.

Acute Care Hospital Services-General

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

A significant portion of the revenue generated at our acute care facilities located in the U.S. is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 40%, 42% and 44% of our net patient revenues during 2004, 2003 and 2002, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of our operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

Approximately 39% in 2004, 38% in 2003 and 38% in 2002, of the net patient revenues at our acute care facilities located in the U.S. were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $39.3 million in 2004, $27.8 million in 2003 and $33.0 million in 2002 related to DSH programs. In February 2003, the United States Department of Health and Human Services Office of Inspector General (“OIG”) published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. During 2004, the Commission implemented rules which offset negative Medicaid shortfalls in the hospital-specific cap formula, and included third-party and upper payment limit payments in the shortfall calculation. These changes resulted in reduced payments to our hospitals located in Texas that have significant Medicaid populations. The Texas and South Carolina programs have been renewed for each state’s 2005 fiscal years and we expect the DSH reimbursements to be no less than the amounts received during each state’s 2004 fiscal years. Failure to renew these DSH programs beyond their scheduled termination dates (June 30, 2005 for South Carolina and August 31, 2005 for Texas), failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In May, 2004, the state of Texas submitted a Medicaid state plan amendment to the Centers for Medicaid Services (“CMS”) requesting CMS’s approval to expand the Texas supplemental inpatient reimbursement methodology. In July, 2004, CMS approved the submitted state plan amendment retroactive to the May, 2004 submission date. With the CMS approval, the Texas Health and Human Services Commission (“HHSC”) published a proposed rule change in the Texas Register in October, 2004 to incorporate the state plan amendment changes in the Texas Administrative Code regulation. After expiration of the public comment period, the final rule, with language identical to that contained in the proposed rule, was published in the Texas Register on February 18, 2005. The general provisions of this supplemental payment methodology, which is governed by federal statute and regulations, includes: (i) matching federal dollars to the state for certain qualifying Medicaid expenditures; (ii) the federal government permitting the state to use the inter-governmental transfer of funds between state and local entities, and; (iii) subjecting supplemental payments made to hospitals to federally mandated limits. Included in our 2004 financial results was $6.2 million of incremental revenue earned pursuant to the provisions of this program. Although we can provide no assurance that this program will remain in place, we expect to earn on an incremental basis (assuming the program remains unchanged), approximately $12 million during 2005 in connection with this program. In Pennsylvania, several of our behavioral health hospitals were notified that $2.6 million in state Medicaid DSH monies paid for the state fiscal year 2004 will require repayment to the state. This repayment is the result of a change in the calculation of the hospital specific DSH cap formula as it relates to the handling of a hospital’s negative Medicaid payment shortfall. Our 2004 financial statements include a $2.6 million reserve established for the expected repayment of the Pennsylvania DSH funds. We expect this change to the DSH calculation and the resulting adverse financial impact to remain in place in 2005 and beyond.

Behavioral Health Care Services

Year Ended December 31, 2004 as compared to the Year Ended December 31, 2003:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2004 and 2003 (dollar amounts in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
Behavioral Health Care Facilities – Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$656,336	100.0%	$612,404	100.0%

Operating charges:
Salaries, wages and benefits	313,827	47.8%	288,555	47.1%
Other operating expenses	133,623	20.3%	129,400	21.1%
Supplies expense	40,391	6.2%	37,011	6.0%
Provision for doubtful accounts	20,573	3.1%	13,748	2.3%
Depreciation and amortization	14,919	2.3%	13,665	2.3%
Lease and rental expense	8,496	1.3%	8,755	1.4%

	531,829	81.0%	491,134	80.2%

Income before interest expense, minority interests and income taxes	124,507	19.0%	121,270	19.8%

Interest expense, net	12	0.0%	82	0.0%
Minority interests in earnings of consolidated entities	672	0.1%	668	0.1%

Income before income taxes	$123,823	18.9%	$120,520	19.7%

On a same facility basis during 2004, as compared to 2003, net revenues at our behavioral health care facilities increased $43.9 million or 7.2%. Income before income taxes increased $3.3 million or 2.7% to $123.8 million or 18.9% of net revenues during 2004 as compared to $120.5 million or 19.7% of net revenues during 2003. Favorably impacting the income before income taxes at our behavioral health hospitals during 2003 was the reversal of $4 million of previously established bad debt reserves which were reversed as a result of a certain payor’s emergence from Chapter 11 bankruptcy protection. Inpatient admissions to these facilities increased 5.9% during 2004, as compared to 2003, while patient days increased 6.4%. The average length of patient stay at these facilities was 12.3 days during 2004 and 12.2 days during 2003. The occupancy rate, based on the average available beds at these facilities, was 80.4% during 2004, as compared to 77.7% during 2003. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 2.4% during 2004, as compared to 2003, and net revenue per adjusted patient day increased 1.5% during 2004, as compared to 2003.

The following table summarizes the results of operations for all our behavioral health care facilities (including newly acquired facilities) and is used in the discussion below for the years ended December 31, 2004 and 2003 (amounts in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$698,772	100.0%	$612,404	100.0%

Operating charges:
Salaries, wages and benefits	337,888	48.3%	288,555	47.1%
Other operating expenses	141,392	20.2%	129,400	21.1%
Supplies expense	42,940	6.1%	37,011	6.0%
Provision for doubtful accounts	20,664	3.0%	13,748	2.3%
Depreciation and amortization	15,849	2.3%	13,665	2.3%
Lease and rental expense	9,551	1.4%	8,755	1.4%

	568,284	81.3%	491,134	80.2%

Income before interest expense, minority interests and income taxes	130,488	18.7%	121,270	19.8%

Interest expense, net	12	0.0%	82	0.0%
Minority interests in earnings of consolidated entities	672	0.1%	668	0.1%

Income before income taxes	$129,804	18.6%	$120,520	19.7%

During 2004, as compared to 2003, net revenues at our behavioral health care facilities (including newly acquired facilities), increased $86.4 million or 14.1%. The increase in net revenues was attributable to a $43.9 million increase in same facility revenues and $42.5 million of revenues generated at facilities acquired during 2004 or 2003. Income before income taxes increased $9.3 million or 7.7% to $129.8 million or 18.6% of net revenues during 2004, as compared to $120.5 million or 19.7% of net revenues during 2003.

Year Ended December 31, 2003 as compared to the Year Ended December 31, 2002:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2003 and 2002 (dollar amounts in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002
Behavioral Health Care Facilities – Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$591,562	100.0%	$565,585	100.0%

Operating charges:
Salaries, wages and benefits	278,184	47.0%	266,111	47.1%
Other operating expenses	126,793	21.4%	130,365	23.0%
Supplies expense	35,898	6.1%	34,010	6.0%
Provision for doubtful accounts	13,626	2.3%	20,113	3.6%
Depreciation and amortization	12,438	2.1%	12,173	2.2%
Lease and rental expense	8,652	1.5%	8,718	1.5%

	475,591	80.4%	471,490	83.4%

Income before interest expense, minority interests and income taxes	115,971	19.6%	94,095	16.6%

Interest expense, net	82	0.0%	12	0.0%
Minority interests in earnings of consolidated entities	668	0.1%	490	0.1%

Income before income taxes	$115,221	19.5%	$93,593	16.5%

On a same facility basis during 2003, as compared to 2002, net revenues at our behavioral health care facilities increased $26.0 million or 4.6%. Income before income taxes increased $21.6 million or 23.1% to $115.2 million or 19.5% of net revenues during 2003 as compared to $93.6 million or 16.5% of net revenues during 2002. Favorably impacting the income before income taxes at our behavioral health hospitals during 2003 was the reversal of $4 million of previously established bad debt reserves which were reversed as a result of a certain payor’s emergence from Chapter 11 bankruptcy protection. Inpatient admissions to these facilities increased 2.9% during 2003, as compared to 2002, while patient days increased 2.7%. The average length of patient stay at these facilities was 11.9 days during 2003 and 2002. The occupancy rate, based on the average available beds at these facilities, increased to 77.7% during 2003, as compared to 76.4% during 2002. On a same facility basis, net revenue per adjusted admission and adjusted patient day at these facilities each increased 3.3% during 2003, as compared to 2002.

The following table summarizes the results of operations for all our behavioral health care facilities (including newly acquired facilities) and is used in the discussion below for the years ended December 31, 2003 and 2002 (amounts in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$612,404	100.0%	$565,585	100.0%

Operating charges:
Salaries, wages and benefits	288,555	47.1%	266,111	47.1%
Other operating expenses	129,400	21.1%	130,365	23.0%
Supplies expense	37,011	6.0%	34,010	6.0%
Provision for doubtful accounts	13,748	2.3%	20,113	3.6%
Depreciation and amortization	13,665	2.3%	12,173	2.2%
Lease and rental expense	8,755	1.4%	8,718	1.5%

	491,134	80.2%	471,490	83.4%

Income before interest expense, minority interests and Income taxes	121,270	19.8%	94,095	16.6%

Interest expense, net	82	0.0%	12	0.0%
Minority interests in earnings of consolidated entities	668	0.1%	490	0.1%

Income before income taxes	$120,520	19.7%	$93,593	16.5%

During 2003, as compared to 2002, net revenues at our behavioral health care facilities (including newly acquired facilities), increased $46.8 million or 8.3%. The increase in net revenues was attributable to a $26.0 million increase in same facility revenues and $20.8 million of revenues generated at facilities acquired during 2003. Income before income taxes increased $26.9 million or 28.8% to $120.5 million or 19.7% of net revenues during 2003 as compared to $93.6 million or 16.5% of net revenues during 2002.

Behavioral Health Care Services-General

Prior to January 1, 2005, behavioral health facilities, which are generally excluded from the inpatient services PPS, were reimbursed on a reasonable cost basis by the Medicare program (“TEFRA Payment”), but were generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs were exempt from this limitation. The discharge ceiling is higher for those hospitals that were excluded from PPS before October 1, 1997. Congress required the Centers for Medicare and Medicaid Services (“CMS”) to develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program (“Psych PPS”). On November 15, 2004, CMS published final regulations that implement Psych PPS, which is effective beginning on an inpatient psychiatric facility’s first cost reporting period beginning on or after January 1, 2005. This new system will generally become effective for most of our hospitals on January 1, 2005. The federal prospective rate is a base prospective per diem rate and is adjusted for individual hospital demographic factors including: geographic location, resident teaching program status and licensed emergency room department status. The base per diem rate is also adjusted for patient specific demographic factors including: patient age, medical diagnosis and the existence of certain co-morbid medical conditions. The base per diem rate is paid based on sliding scale payment adjustment factors wherein a provider will receive an increased per diem for day one of the patient stay and the per diem payment will decrease during the patient hospital stay based on a published CMS sliding scale. Psych PPS will be implemented over a four year period with Year 1 having a blended Medicare payment rate based on seventy-five percent (75%) TEFRA payment and twenty-five percent (25%) Psych PPS payment. For PPS transition Years 2, 3 and 4, the blended rate is 50% TEFRA and 50% Psych PPS, 25% TEFRA and 75% Psych PPS, 0% TEFRA and 100% Psych PPS, respectively. We believe the implementation of behavioral health impatient PPS will have a favorable affect on our future results of operations, however, due to the four-year phase-in period, we do not believe the favorable affect will have a material impact on our 2005 results of operations.

A significant portion of the revenue generated at our behavioral health care facilities is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 38%, 36% and 35% of our net patient revenues during 2004, 2003 and 2002, respectively.

Approximately 48% in 2004, 51% in 2003 and 48% in 2002, of the net patient revenues at our behavioral health care facilities were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

International and Other Operating Results

Combined net revenues from our international and other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns fourteen hospitals in France, increased to $332 million during 2004 as compared to $265 million during 2003 and $126 million during 2002. The increases in combined net revenues of $67 million during 2004, as compared to 2003, was primarily attributable to an increase in the same facility revenues generated at our French facilities, as discussed below, and $26 million of revenues attributable to the acquisition of two additional hospitals by our France subsidiary during the first quarter of 2004. The increases in combined net revenues of $139 million during 2003, as compared to 2002, was primarily attributable to $130 million of increased revenues from our French subsidiary consisting of: (i) $54 million of revenues generated at newly acquired facilities; (ii) a $29 million increase from reclassifying certain supply costs incurred by our French hospitals (change in accounting presentation that had no impact on net income); (iii) a $20 million increase resulting from a favorable change in the foreign currency exchange rate; (iv) a $18 million increase resulting from an additional month of revenues recorded during 2003 to convert this subsidiary to a December 31st year-end, and; (v) a $9 million increase in revenues on a same facility basis.

Combined income before income taxes from the international and other operating entities was $17.0 million during 2004, $10.0 million during 2003 and $8.7 million during 2002. The $7.0 million increase during 2004, as compared to 2003, was due to increased income generated at the facilities located in France.

On a same facility basis at our hospitals located in France (excluding the effects of changes in the foreign currency exchange rate and the additional month of results recorded during 2003), net revenues increased $32 million or 14% during 2004, as compared to 2003, and 8% during 2003 (excluding the effects of changes in the foreign currency exchange rate, the additional month of results recorded during 2003 and the supply cost reclass mentioned above), as compared to 2002. Inpatient admissions to our facilities located in France increased 0.1% during 2004, as compared to 2003, and decreased 2.0% during 2003, as compared to 2002. Patient days at these facilities decreased 0.8% during 2004, as compared to 2003, and decreased 0.7% during 2003, as compared to 2002. On a same facility basis, the average length of stay at these facilities decreased to 4.9 days during 2004, as compared to 5.0 days during 2003. Also on a same facility basis, the average length of stay at our facilities located in France was 5.1 days during 2003 as compared to 5.0 days during 2002. The occupancy rate, based on the average available beds at these facilities, was 78% during both 2004 and 2003 and 81% during 2002. The large majority of the revenues generated by our hospitals located in France are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

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

Interest expense was $43.4 million during 2004, $37.9 million during 2003 and $34.1 million during 2002. The increase during 2004, as compared to 2003, was due primarily to the increased average borrowings incurred to finance the acquisition, during the first quarter of 2004, of three acute care facilities located in the U.S. and two located in France, the acquisition during the second quarter of 2004 of five behavioral health care facilities and the construction costs related to the opening of two newly constructed acute care facilities which opened during the fourth quarter of 2003 and the third quarter of 2004.

The effective tax rate was 37.3% during 2004, 37.3% during 2003 and 36.7% during 2002. The increase during 2003, as compared to 2002, was due primarily to 2002 including a tax credit for which we are no longer eligible.

Discontinued Operations

During 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the operations and/or property of the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

•	a 112-bed hospital located in San Luis Obispo, California (sold in second quarter of 2004);

•	a 65-bed hospital located in Arroyo Grande, California (sold in second quarter of 2004);

•	a 136-bed leased hospital in Shreveport, Louisiana (sold in second quarter of 2004);

•	a 106-bed hospital located in La Place, Louisiana (sold in second quarter of 2004);

•	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004), and;

•	ownership interests in five outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004), Hammond, Louisiana (sold in third quarter of 2004), Littleton, Colorado (sold in the first quarter of 2004) and St. George, Utah (sold in the fourth quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

In addition, subsequent to December 31, 2004, we completed and executed a definitive agreement to sell two acute care hospitals located in Puerto Rico. The sales, which are subject to customary regulatory approvals, are expected to be completed by March 31, 2005.

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2004. These transactions resulted in a combined pre-tax gain of approximately $5.4 million ($3.4 million after-tax) which is included in “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2004.

The following table shows the results of operations, on a combined basis, for all facilities reflected as discontinued operations for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
		(000s)
Net revenues	$219,553	$252,060	$266,979

Income (loss) from operations	$(6,191)	$1,655	$9,736
Gains, net	5,382	14,623	—
Provision for asset impairment	—	(13,742)	—
Recovery of provision for judgment/closure costs	—	8,867	2,182

Income (loss) from discontinued operations, pre-tax	(809)	11,403	11,918
Income tax (provision)/benefit	295	(4,213)	(4,404)

Income (loss) from discontinued operations, net of income tax expense	$(514)	$7,190	$7,514

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

Professional and General Liability Claims

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased umbrella excess policies for our subsidiaries through several commercial insurance carriers for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

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

As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $31.5 million as of December 31, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

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

Although we cannot predict our ability to continue to cover future cost increases, we believe that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, our ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.

Liquidity

Year ended December 31, 2004 as compared to December 31, 2003:

Net cash provided by operating activities

Net cash provided by operating activities was $393 million during 2004 as compared to $377 million during 2003. The 4% or $16 million increase was primarily attributable to:

•	a favorable change of $37 million in other working capital accounts due primarily to timing of accrued payroll, other accrued expenses and accounts payable disbursements;

•	an unfavorable change of $11 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, property write-down due to hurricane, reversal of restricted stock grant amortization, provision for asset impairment and recovery of provision for judgment);

•	an unfavorable change of $19 million in accounts receivable, partially due to an $8 million increase in accounts receivable at an acute care facility acquired during 2004, due in part to billing delays for Medicaid claims, and a $6 million increase in accounts receivable due to the revenues recorded during 2004 in connection with the Texas Medicaid supplemental payment methodology, as discussed above in Acute Care Hospital Services-General.

•	$9 million of other net favorable changes.

Our annual days sales outstanding, or DSO, are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Our DSO were 52 days in 2004, 50 days in 2003 and 52 days in 2002.

Net cash used in investing activities

Net cash used in investing activities was $320 million during 2004 as compared to $480 million during 2003. During 2004, we spent $231 million to finance capital expenditures and an additional $170 million on the acquisition of newly acquired businesses and real estate assets, including the following:

2004 capital expenditures

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida which opened during the third quarter of 2004;

•	Purchase of land for potential future construction of a new acute care facility located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2004 Acquisitions of businesses and real estate assets

•	a 90% controlling ownership interest in a 54-bed acute care hospital located in New Orleans, Louisiana, (operations subsequently merged with the operations of a 306-bed acute care hospital located in East New Orleans, Louisiana);

•	a 50-bed acute care facility, a 20-bed acute care facility and a the remaining 65% ownership interest (35% previously acquired) in the rea1 estate assets of a 198-bed acute care facility located in France, all of which were acquired by an operating company in which we own an 80% controlling ownership interest;

•	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

•	a 112-bed behavioral health facility in Savannah, Georgia;

•	a 77-bed behavioral facility in Benton, Arkansas;

•	the operations of an 82-bed behavioral health facility in Las Vegas, Nevada;

•	a 72-bed behavioral health facility in Bowling Green, Kentucky, and;

•	an outpatient surgery center in Edinburg, Texas and an outpatient surgery center located in New Orleans, Louisiana.

In addition, in late December, 2003, we funded $230 million (which was included in other assets on our consolidated balance sheet as of December 31, 2003) for the combined purchase price of the following acute care facilities which we acquired effective January 1, 2004:

•	a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana;

•	a 228-bed facility located in Corona, California;

•	a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and;

•	a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004).

During 2005, we expect to spend approximately $275 million on capital expenditures, including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress at December 31, 2004. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and borrowed funds. Additional funds may be obtained either through refinancing the existing revolving credit agreement and/or the commercial paper facility and/or the issuance of equity or long-term debt.

During 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the operations and/or property of the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

•	a 112-bed hospital located in San Luis Obispo, California (sold in second quarter of 2004);

•	a 65-bed hospital located in Arroyo Grande, California (sold in second quarter of 2004);

•	a 136-bed leased hospital in Shreveport, Louisiana (sold in second quarter of 2004);

•	a 106-bed hospital located in La Place, Louisiana (sold in second quarter of 2004);

•	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004), and;

•	ownership interests in five outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004), Hammond, Louisiana (sold in third quarter of 2004), Littleton, Colorado (sold in the first quarter of 2004) and St. George, Utah (sold in the fourth quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2004. These transactions resulted in a combined pre-tax gain of approximately $5 million ($3 million after-tax) which is included in “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2004.

During 2003, we spent $224 million to finance capital expenditures and an additional $281 million on the acquisition of newly acquired facilities, including the following:

2003 Capital Expenditures

•	Completion of the newly constructed Spring Valley Hospital;

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida.;

•	Completion of a 90-bed addition to our Northwest Texas Hospital;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2003 Acquisitions

•	The North Star Hospital and related treatment centers;

•	Three acute care facilities located in France;

•	Three acute care facilities in California, Corona Regional Medical Center, French Medical Center and Arroyo Grande Community Hospital, all of which are ownership effective as of January 1, 2004;

•	The acquisition of a 90% controlling ownership interest in Pendleton Methodist Hospital in Louisiana, which is ownership effective January 1, 2004, and;

•	The acquisition of a behavioral health facility located in Alaska and an outpatient surgery center located in Oklahoma.

During 2003, we received total cash proceeds of $25 million for the sale of five radiation therapy centers, two medical office buildings (which were sold to limited liability companies that are majority owned by Universal Health Realty Income Trust), an outpatient surgery center and the disposition of our investment in a healthcare related company. These transactions resulted in a combined pre-tax gain of $15 million ($9 million after minority interest expense and income taxes) which is included in “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2003.

Net cash provided by/used in financing activities

During 2004, net cash used in financing activities amounted to $75 million as compared to $121 million of net cash provided by financing activities during 2003. The $75 million of net cash used in financing activities during 2004 consisted of the following: (i) $108 million of debt repayments, $100 million of which were used to repay borrowings under the terms of our commercial paper credit facility which expired on its scheduled maturity date in October of 2004; (ii) $72 million of additional borrowings, $58 million of which were borrowed under our revolving credit facility; (iii) $24 million spent during 2004 to repurchase 559,481 shares of our Class B Common Stock on the open market; (iv) $19 million spent during 2004 to pay cash dividends of $.08 per share ($.32 for the year), and; (v) $4 million of other net cash provided by financing activities.

The $121 million of net cash provided by financing activities during 2003 consisted of the following: (i) $175 million of additional borrowings, borrowed primarily under our revolving credit facility, to finance the acquisitions mentioned above; (ii) $54 million spent during 2003 to repurchase 1.4 million shares of our Class B Common Stock on the open market; (iii) $5 million spent during the fourth quarter of 2003 to pay an $.08 per share quarterly cash dividend, and; (iv) $5 million of other net cash provided by financing activities.

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

Net cash used in investing activities

Net cash used in investing activities increased to $480 million during 2003 as compared to $202 million during 2002. As mentioned above, during 2003, we spent $224 million to finance capital expenditures and an additional $281 million on the acquisition of newly acquired facilities. During 2002, we spent $3 million to acquire a majority interest in an outpatient surgery center located in Puerto Rico and $207 million to finance capital expenditures, including the following:

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

During 2002, we received total cash proceeds of $8 million resulting from the sale of real estate related to a women’s hospital and radiation oncology center both of which were closed in a prior year and written down to their estimated net realizable values. The sale of the real property of the women’s hospital resulted in a $2 million recovery of closure costs, which is included in “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2002, as is the net gain on the sale of the assets of the radiation therapy center which did not have a material impact on the 2002 results of operations.

Net cash provided by/used in financing activities

During 2003, net cash provided by financing activities amounted to $121 million (as mentioned above) as compared to $135 million of net cash used in financing activities during 2002. The $135 million of net cash used in financing activities during 2002 consisted of the following: (i) $67 million of net repayments of debt ($106 million of repayments, the majority of which reduced outstanding borrowings under our Revolver, less $39 million of additional borrowings consisting primarily of new borrowings pursuant to the terms of our France subsidiary’s debt facility); (ii) $77 million spent during 2002 to repurchase 1.7 million shares of our Class B Common Stock, and; (iii) partially offset by $9 million of other net cash provided by financing activities.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During 2004 the Company was a party to a $400 million unsecured non-amortizing revolving credit agreement with a scheduled maturity date of December 13, 2006. The agreement included a $50 million sub-limit for letters of credit of which $2 million was available at December 31, 2004. The interest rate on borrowings was determined at our option at the prime rate, certificate of deposit rate plus.925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The applicable margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the leverage ratio. At December 31, 2004, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00%

respectively, and the commitment fee was .25%. There are no compensating balance requirements. At December 31, 2004, we had $91 million of unused borrowing capacity available under this Credit Agreement.

Subsequent to year-end, on March 4, 2005, we terminated the $400 million revolving credit agreement described above and replaced it with a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services Inc. At December 31, 2004, the applicable margins over the LIBOR rate would have been .50% and the commitment fee would have been .125%. There are no compensating balance requirements.

During 2003, our majority-owned subsidiary in France entered into a senior credit agreement denominated in Euros, which provides for a total commitment of 90 million Euros. The loan, which is non-recourse to us, matures on December 4, 2009. The committed amount available under this credit agreement amortizes to zero over the life of the agreement and decreased by 5 million Euros to 85 million Euros on December 31, 2004. Interest on the loan is determined at our option and can be based on the one, two, three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at December 31, 2004 was 2.25%. As of December 31, 2004, the interest rate was 4.48% (including the spread of 2.25%) and the effective interest rate including the effects of the designated interest rate swaps and the spread of 2.25% was 4.42%. As of December 31, 2004, there were 55.6 million Euros ($75.2 million) of debt outstanding, and 29.4 million Euros ($39.8 million) of unused borrowing capacity, pursuant to the terms of this agreement.

During 2004, the $100 million commercial paper credit facility, which was fully collateralized by a portion of our acute care patient accounts receivable, expired on its scheduled maturity date of October 20, 2004 and we elected not to renew the program.

During 2001, we issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The Notes can be redeemed in whole at any time and in part from time to time.

We issued discounted Convertible Debentures in 2000, which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 11.2048 shares of the our common stock per $1,000 of Debentures, however, we have the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

Our total debt as a percentage of total capitalization was 42% at December 31, 2004 and 45% at December 31, 2003. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2004.

The average amounts outstanding during 2004, 2003 and 2002 under the revolving credit and demand notes and commercial paper program were $272.1 million, $116.5 million and $140.3 million respectively, with corresponding effective interest rates of 2.6%, 3.3% and 5.1% including commitment and facility fees. The maximum amounts outstanding at any month-end were $370 million in 2004, $304.8 million in 2003 and $170 million in 2002.

The effective interest rate on our revolving credit, demand notes and commercial paper program, including the respective interest expense and income incurred on designated interest rate swaps which are now expired, was 4.1%, 6.6% and 6.3% during 2004, 2003 and 2002, respectively. Additional interest expense recorded as a result of our U.S. dollar denominated hedging activity was $4.1million in 2004, $4.6 million in 2003 and $4.2 million in 2002. There are no longer any domestic interest rate swaps outstanding.

Covenants relating to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2004.

The fair value of our long-term debt at December 31, 2004 and 2003 was approximately $932 million and $1.00 billion, respectively.

We expect to finance all capital expenditures and acquisitions with internally generated funds and additional funds. Additional funds may be obtained either through (i) the issuance of equity; (ii) additional borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2004, we were party to certain off balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds, as of December 31, 2004, totaled $58 million consisting of: (i) $45 million related to our self-insurance programs, and; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

Obligations under operating leases for real property, real property master leases and equipment amount to $96.5 million as of December 31, 2004, as disclosed in Note 7 to our consolidated financial statements. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease five hospital facilities from Universal Health Realty Income Trust with terms expiring in 2006 through 2009. These leases contain up to five 5-year renewal options.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2004:

Contractual Obligation	Payments Due by Period (dollars in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt—fixed (a)	$597,660	$16,718	$46,952	$27,390	$506,600	(b)
Long-term debt—variable	271,535	250	261,085	—	10,200
Accrued interest	2,645	2,645	—	—	—
Construction commitments(c)	40,000	—	40,000	—	—
Purchase obligation (d)	155,891	19,463	40,519	40,543	55,366
Operating leases	96,452	38,003	40,270	9,844	8,335

Total contractual cash obligations	$1,164,183	$77,079	$428,826	$77,777	$580,501

(a)	Includes capital lease obligations
(b)	Amount is presented net of discount on Convertible Debentures of $287,031
(c)	Estimated cost of completion on the construction of a new 100-bed acute care facility in Eagle Pass, Texas.
(d)	Consists of $135.8 million minimum obligation pursuant to a contract that expires in 2012, that provides for certain data processing services at our acute care and behavioral health facilities, and a $20.0 million commitment payable over a five-year period for a clinical application license fee.

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

As of December 31, 2004 we had no U.S. dollar denominated interest rate swaps. During the fourth quarter of 2004, we terminated three interest rate swaps. We terminated one fixed rate swap with a notional principal amount of $125 million, which was scheduled to expire in August 2005. Under the terms of the swap, we paid a fixed rate of 6.76% and received a floating rate equal to three month LIBOR. We also terminated two floating rate interest rate swaps having a notional principal amount of $60 million in which we received a fixed rate of 6.75% and paid a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they were both scheduled to expire on November 15, 2011. For the years ended December 31, 2004, 2003 and 2002, we received weighted average rates of 3.2%, 3.1% and 3.5%, respectively, and paid a weighted average rate on its domestic interest rate swap agreements of 5.5% in 2004, 5.5% in 2003 and 5.7% in 2002.

As of December 31, 2004, a majority-owned subsidiary of ours had two interest rate swaps and two interest rate caps denominated in Euros. The total notional amount of the two interest rate swaps is 27.5 million Euros ($37.2 million based on the end of period currency exchange rate) and will mature on June 30, 2005. Our subsidiary pays an average fixed rate of 4.35% and receives six month EURIBOR. The effective floating rate for these swaps as of December 31, 2004 was 1.45%. The notional amount of the interest rate cap currently outstanding is 17.5 million Euros ($23.7 million), the strike price is 3.5% and the cap matures on June 30, 2005. The other interest rate cap is a forward starting cap that takes effect on June 30, 2005 upon the expiration of the currently outstanding interest rate swaps and caps. The notional amount of the cap begins at 45.0 million Euros ($60.9 million) and reduces to 38.0 million Euros ($51.4 million) on December 30, 2005. The strike price is 3.3625% and the cap matures on December 29, 2006.

The interest rate swap and cap agreements do not constitute positions independent of the underlying exposures. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features. In the event of nonperformance by the counter-parties to these financial instruments, we are exposed to credit losses. The counter-parties are creditworthy financial institutions, rated A or better by Moody’s Investor Services and we anticipate that the counter-parties will be able to fully satisfy their obligations under the contracts.

The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt and interest rate swaps as of December 31, 2004. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. For interest rate swap agreements, the table presents notional amounts by maturity date and weighted average interest rates based on rates in effect at December 31, 2004. The fair values of long-term debt and interest rate swaps were determined based on market prices quoted at December 31, 2004, for the same or similar debt issues.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2005	2006	2007	2008	2009	Thereafter		Total
Long-term debt:
Fixed rate—Fair value	$16,718	$25,065	$21,887	$20,889	$6,501	$568,979	(a)	$660,039
Fixed rate—Carrying value	$16,718	$25,065	$21,887	$20,889	$6,501	$506,600		$597,660
Average interest rates	5.4%	5.6%	4.5%	4.5%	4.5%	5.7%		5.6%
Variable rate long-term debt	$250	$261,085	$0	$0	$0	$10,200		$271,535
Interest rate swaps:
Euro denominated Swaps and Cap:
Pay fixed/receive variable notional amount	$37,200							$37,200
Fair value	$(397)
Average pay rate	4.35%
Average receive rate	6 Month EURIBOR
Interest rate caps	$23,700							$23,700
Forward starting interest rate cap			$51,437					$51,437
Average strike price	3.5%	3.36%
Fair Value	$1	$(524)

(a)	The fair value of our 5% Convertible Debentures (“Debentures”) at December 31, 2004 is $343.5 million, however, we have the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. On June 23, 2006 the amount necessary to redeem all Debentures would be $319 million. If the Debentures could be redeemed at the same basis at December 31, 2004 the redemption amount would be $300 million. The holders of the Debentures may convert the Debentures to our Class B stock at any time. If all Debentures were converted, the result would be the issuance of 6.6 million shares of our Class B Common Stock.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Common Stockholders’ Equity, and Consolidated Statements of Cash Flows, together with the report of KPMG LLP, independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Financial Statement Schedule.”

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures.

As of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder. There have been no significant changes in our internal controls or in other factors during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control – Integrated Framework, issued by the COSO. Facilities acquired during 2004, as identified in Note 2 to the consolidated financial statements, have been excluded from management’s assessment. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Universal Health Services Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Universal Health Services Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Service Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Universal Health Services Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Health Services Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Facilities acquired during 2004, as identified in Note 2 to the accompanying consolidated financial statements, have been excluded from management’s assessment. Our audit of internal control over financial reporting of Universal Health Services Inc. also excluded an evaluation of the internal control over financial reporting of those facilities acquired during 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Services Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2005

PART III

ITEM 10. Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Directors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004. See also “Executive Officers of the Registrant” appearing in Part I hereof.

ITEM 11. Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

ITEM 13. Certain Relationships and Related Transactions

There is hereby incorporated by reference the information to appear under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

ITEM 14. Principal Accounting Fees and Financial Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. Financial Statements and Financial Statement Schedule.

See Index to Financial Statements and Financial Statement Schedule.

(b) Reports on Form 8-K

1)	Report on Form 8-K dated October 22, 2004, furnished under Item 2.02, Results of Operations and Financial Condition, reporting that we issued a press release announcing our financial results for the quarter ended September 30, 2004.

2)	Report on Form 8-K dated November 29, 2004, filed under Item 1.02, Termination of a Material Agreement, announcing that we had terminated an interest rate swap agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A.

3)	Report on Form 8-K dated December 22, 2004, filed under Item 1.01, Entry into a Material Definitive Agreement and Item 1.02, Termination of a Material Definitive Agreement, announcing that our board of directors voted to freeze our Deferred Compensation Plan for UHS Board of Directors and to terminate our 1996 Employee Stock Purchase Plan

4)	Report on Form 8-K dated December 28, 2004, filed under Item 8.01, Other Events, announcing an expected earnings shortfall for the quarter ended December 31, 2004.

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

10.3 Agreement, effective January 1, 2005, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.19 Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

10.20 Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.21 Deferred Compensation Plan for Universal Health Services Board of Directors and Amendment thereto, previously filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.22 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.23 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.24 Amended and Restated 1992 Stock Option Plan, previously filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.25 Credit Agreement dated as of March 4, 2005, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., Suntrust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K on March 8, 2005, is incorporated herein by reference.

10.26 Employee’s Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

10.27 Amendment No. 1 to the Universal Health Services, Inc. 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.28 Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.29 Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-119143), dated September 21, 2004.

10.30 Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005, is incorporated herein by reference.

11. Statement re computation of per share earnings is set forth in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

22 Subsidiaries of Registrant.

23.1 Consent of Independent Registered Public Accounting Firm.

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

March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ALAN B. MILLER	Chairman of the Board, President and Director (Principal Executive Officer)	March 14, 2005
Alan B. Miller

/s/ ANTHONY PANTALEONI	Director	March 14, 2005
Anthony Pantaleoni

/s/ ROBERT H. HOTZ	Director	March 14, 2005
Robert H. Hotz

/s/ JOHN H. HERRELL	Director	March 14, 2005
John H. Herrell

/s/ JOHN F. WILLIAMS, JR., M.D.	Director	March 14, 2005
John F. Williams, Jr., M.D.

/s/ LEATRICE DUCAT	Director	March 14, 2005
Leatrice Ducat

/s/ ROBERT A. MEISTER	Director	March 14, 2005
Robert A. Meister

/s/ STEVE FILTON	Senior Vice President, Chief Financial Officer and Secretary	March 14, 2005
Steve Filton

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Universal Health Services Inc.:

We have audited the consolidated financial statements of Universal Health Services Inc. and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Services Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Health Services Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 14, 2005

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net revenues	$3,938,320	$3,391,506	$2,991,919

Operating charges:
Salaries, wages and benefits	1,607,103	1,355,047	1,193,258
Other operating expenses	916,542	778,656	717,805
Supplies expense	546,801	449,225	376,755
Provision for doubtful accounts	307,163	252,644	218,947
Depreciation and amortization	155,514	130,039	109,246
Lease and rental expense	70,433	59,479	56,943

	3,603,556	3,025,090	2,672,954

Income before interest expense, minority interests and income taxes	334,764	366,416	318,965

Interest expense, net	43,405	37,855	34,096
Minority interests in earnings of consolidated entities	20,216	22,265	19,716

Income before income taxes	271,143	306,296	265,153
Provision for income taxes	101,137	114,217	97,306

Income from continuing operations	170,006	192,079	167,847

(Loss) income from discontinued operations, net of income tax (benefit) expense of ($295) during 2004, $4.2 million during 2003 and $4.4 million during 2002	(514)	7,190	7,514

Net income	$169,492	$199,269	$175,361

Basic earnings (loss) per share:
From continuing operations	$2.95	$3.33	$2.81
From discontinued operations	(0.01)	0.12	0.13

Total basic earnings per share	$2.94	$3.45	$2.94

Diluted earnings (loss) per share:
From continuing operations	$2.76	$3.09	$2.63
From discontinued operations	(0.01)	0.11	0.11

Total diluted earnings per share	$2.75	$3.20	$2.74

Weighted average number of common shares - basic	57,653	57,688	59,730
Add: Shares for conversion of convertible debentures	6,577	6,577	6,577
Weighted average number of common share equivalents	635	824	768

Weighted average number of common shares and equivalents - diluted	64,865	65,089	67,075

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$33,125	$34,863
Accounts receivable, net	552,538	503,929
Supplies	60,729	61,736
Deferred income taxes	—	25,271
Other current assets	29,663	19,992
Assets of facilities held for sale	132,870	—

Total current assets	808,925	645,791

Property and Equipment
Land	204,733	169,285
Buildings and improvements	1,236,081	1,120,313
Equipment	706,111	658,932
Property under capital lease	51,075	44,540

	2,198,000	1,993,070
Accumulated depreciation	(819,218)	(774,938)

	1,378,782	1,218,132
Construction-in-progress	69,284	86,209

	1,448,066	1,304,341
Other assets:
Goodwill	619,064	442,504
Deferred charges	14,416	15,832
Other, including deposits on acquisitions of $230 million in 2003	132,372	364,262

	765,852	822,598

	$3,022,843	$2,772,730

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,968	$10,871
Accounts payable	190,181	178,824
Accrued liabilities
Compensation and related benefits	93,524	78,060
Interest	2,645	2,508
Taxes other than income	19,202	25,268
Other	113,564	85,599
Current federal and state income taxes	12,455	14,623
Deferred income taxes	10,001	—
Liabilities of facilities held for sale	11,116	—

Total current liabilities	469,656	395,753

Other noncurrent liabilities	243,617	216,094
Minority interests	186,543	159,554
Long-term debt	852,229	868,566
Deferred income taxes	50,212	41,841
Commitments and contingencies
Common stockholders’ equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 3,328,404 shares in 2004 and 3,328,404 shares in 2003	33	33
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 54,058,695 shares in 2004 and 54,376,706 shares in 2003	541	544
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 335,800 shares in 2004 and 335,800 shares in 2003	3	3
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 27,401 shares in 2004 and 31,259 shares in 2003	—	—
Capital in excess of par, net of deferred compensation of $1,659 in 2004 and $9,456 in 2003	21,231	42,480
Cumulative dividends	(23,272)	(4,644)
Retained earnings	1,220,186	1,050,694
Accumulated other comprehensive income	1,864	1,812

	1,220,586	1,090,922

	$3,022,843	$2,772,730

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003, and 2002

(in thousands)

	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2002	$38	$556	$4	—	$137,400	—	$676,064	$(6,162)	$807,900
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	(5)	14	(1)	—	6,558	—	—	—	6,566
Repurchased	—	(17)	—	—	(76,598)	—	—	—	(76,615)
Amortization of deferred compensation	—	—	—	—	15,396	—	—	—	15,396
Stock option expense	—	—	—	—	1,379	—	—	—	1,379

Comprehensive income:
Net income	—	—	—	—	—	—	175,361	—	175,361
Foreign currency translation adjustments	—	—	—	—	—	—	—	(719)	(719)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $2,387)	—	—	—	—	—	—	—	4,073	4,073
Unrealized derivative losses on cash flow hedges (net of income tax effect of $4,783)	—	—	—	—	—	—	—	(8,161)	(8,161)
Minimum pension liability (net of income tax effect of $4,525)	—	—	—	—	—	—	—	(7,721)	(7,721)

Subtotal - comprehensive income	—	—	—	—	—	—	175,361	(12,528)	162,833

Balance, January 1, 2003	33	553	3	—	84,135	—	851,425	(18,690)	917,459
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	5	—	—	8,998	—	—	—	9,003
Repurchased	—	(14)	—	—	(54,304)	—	—	—	(54,318)
Amortization of deferred compensation	—	—	—	—	3,651	—	—	—	3,651
Dividends paid ($.08 per share)	—	—	—	—	—	(4,644)	—	—	(4,644)

Comprehensive income:
Net income	—	—	—	—	—	—	199,269	—	199,269
Foreign currency translation adjustments	—	—	—	—	—	—	—	15,660	15,660
Adjustment for settlement amounts reclassified into income (net of income tax effect of $2,901)	—	—	—	—	—	—	—	4,950	4,950
Unrealized derivative losses on cash flow hedges (net of income tax effect of $935)	—	—	—	—	—	—	—	(1,596)	(1,596)
Minimum pension liability (net of income tax effect of $873)	—	—	—	—	—	—	—	1,488	1,488

Subtotal - comprehensive income	—	—	—	—	—	—	199,269	20,502	219,771

Balance, January 1, 2004	33	544	3	—	42,480	(4,644)	1,050,694	1,812	1,090,922
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	3	—	—	11,730	—	—	—	11,733
Repurchased	—	(6)	—	—	(23,528)	—	—	—	(23,534)
Amortization of deferred compensation	—	—	—	—	1,153	—	—	—	1,153
Reversal of amortization of deferred compensation					(10,604)				(10,604)
Dividends paid ($.08 per share)	—	—	—	—	—	(18,628)	—	—	(18,628)

Comprehensive income:
Net income	—	—	—	—	—	—	169,492	—	169,492
Foreign currency translation adjustments (net of tax effect of $7,761)	—	—	—	—	—	—	—	(1,558)	(1,558)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $3,168)	—	—	—	—	—	—	—	5,529	5,529
Unrealized derivative losses on cash flow hedges (net of income tax effect of $504)	—	—	—	—	—	—	—	(879)	(879)
Minimum pension liability (net of income tax effect of $1,662)	—	—	—	—	—	—	—	(3,040)	(3,040)

Subtotal - comprehensive income	—	—	—	—	—	—	169,492	52	169,544

Balance, December 31, 2004	$33	$541	$3	—	$21,231	$(23,272)	$1,220,186	$1,864	$1,220,586

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Cash Flows from Operating Activities:
Net income	$169,492	$199,269	$175,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	166,677	144,466	124,794
Accretion of discount on convertible debentures	12,088	11,408	10,903
Gains on sales of assets and businesses, net of losses	(5,382)	(14,623)	—
Property write-down due to hurricane damage	2,318	—	—
Reversal of restricted stock grant amortization	(10,604)	—	—
Provision for asset impairment	—	13,742	—
Recovery of provision for judgment	—	(8,867)	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(29,552)	(10,530)	(34,987)
Accrued interest	(388)	(1,182)	640
Accrued and deferred income taxes	37,857	35,189	7,347
Other working capital accounts	16,452	(20,490)	23,679
Other assets and deferred charges	6,576	11,517	(5,113)
Other	(15,853)	(6,810)	(5,972)
Minority interest in earnings of consolidated entities, net of distributions	11,796	344	7,425
Accrued insurance expense, net of commercial premiums paid	78,256	66,744	58,316
Payments made in settlement of self-insurance claims	(46,853)	(43,402)	(31,134)

Net cash provided by operating activities	392,880	376,775	331,259

Cash Flows from Investing Activities:
Property and equipment additions, net	(230,760)	(224,370)	(206,838)
Proceeds received from merger, sales or dispositions of assets and businesses	81,291	25,376	8,369
Acquisition of businesses and deposits on acquisitions	(162,930)	(281,268)	(3,000)
Purchase of assets previously leased	(7,320)	—	—

Net cash used in investing activities	(319,719)	(480,262)	(201,469)

Cash Flows from Financing Activities:
Additional borrowings	72,629	175,033	39,311
Reduction of long-term debt	(108,860)	(13,164)	(106,439)
Capital contributions from minority member	—	14,541	5,908
Issuance of common stock	3,072	3,152	2,947
Repurchase of common shares	(23,534)	(54,318)	(76,615)
Dividends paid	(18,628)	(4,644)	—
Net cash received for termination of interest rate swaps	422	—	—

Net cash (used in) provided by financing activities	(74,899)	120,600	(134,888)

(Decrease) Increase in cash and cash equivalents	(1,738)	17,113	(5,098)
Cash and cash equivalents, beginning of period	34,863	17,750	22,848

Cash and cash equivalents, end of period	$33,125	$34,863	$17,750

Supplemental Disclosures of Cash Flow Information:
Interest paid	$31,180	$27,576	$23,203

Income taxes paid, net of refunds	$63,542	$81,919	$94,412

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our principal business is owning and operating, through our subsidiaries acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of March 1, 2005, we operated 44 acute care hospitals and 49 behavioral health centers located in 23 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 12 surgery and radiation oncology centers located in 7 states and Puerto Rico. Subsequent to December 31, 2004, we executed a definitive agreement to sell two acute care hospitals located in Puerto Rico. The sales, which are subject to customary regulatory approvals, are expected to be completed by March 31, 2005.

Net revenues from our acute care hospitals (including the facilities located in France) and our ambulatory and radiation oncology centers accounted for 82%, 82% and 81% of consolidated net revenues in 2004, 2003 and 2002, respectively. Net revenues from our behavioral health care facilities accounted for 18%, 18% and 19%, of consolidated net revenues in 2004, 2003 and 2002, respectively.

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

B) Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. We report net patient service revenue at the estimated net realizable amounts from patients, third-party payors and others for services rendered. Medicare and Medicaid revenues represented 40%, 41% and 42% of our net patient revenues during 2004, 2003 and 2002, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 40% of our net patient revenues during each of the years ended December 31, 2004, 2003 and 2002.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. We estimated certain Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Certain types of payments by the Medicare program and state Medicaid programs are subject to retroactive adjustment in future periods. We accrue for the estimated amount of these retroactive adjustments in the period when the services subject to retroactive settlement are recorded. Such amounts are included in accounts receivable, net, on our consolidated balance sheets. These revenues (e.g.; Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retrospective review and final settlement by the Medicare program. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our operating results in 2004, 2003 and 2002. The large majority of the revenues generated by the acute care hospitals owned by our France subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals located in the U.S. provided charity care, based on charges at established rates, amounting to $294.7 million, $241.2 million and $186.2 million during 2004, 2003 and 2002, respectively.

C) Provision for Doubtful Accounts: Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. Patient accounts receivable are written-off when reasonable collection efforts have been exhausted and the account is deemed uncollectible, as defined by our policies and procedures. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. At December 31, 2004 and 2003, accounts receivable are recorded net of allowance for doubtful accounts of $71.4 million and $56.3 million, respectively.

D) Concentration of Revenues: Our four majority-owned facilities operating in the Las Vegas market contributed on a combined basis 17%, 16% and 17% of our consolidated net revenues during 2004, 2003 and 2002, respectively. Two facilities located in the McAllen/Edinburg, Texas market contributed, on a combined basis, 9%, 11% and 12% of our consolidated net revenues during 2004, 2003 and 2002, respectively.

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

We capitalize interest expense on major construction projects while in process. We capitalized $1.5 million, $3.6 million and $4.6 million of interest related to major construction in projects in 2004, 2003 and 2002, respectively.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation on capital leases is provided on a straight-line method over the shorter of the lease term or estimated useful life of the buildings and equipment. Depreciation expense was $143.1 million, $119.2 million and $99.4 million in 2004, 2003 and 2002, respectively.

G) Long-Lived Assets: In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets, including amortizable intangible assets,

for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our assets based on our estimate of its undiscounted future cash flow. If our analysis indicates that the carrying value is not recoverable from future cash flows, we recognize an impairment loss and write the long-lived asset down to its estimated fair value. We determine the fair values based on estimated future cash flows using appropriate discount rates.

H) Goodwill: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill as of January 1, 2002. Goodwill is reviewed for impairment at the reporting unit level, as defined by SFAS No. 142, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2004, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2004 were as follows (in thousands):

	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
Balance, January 1, 2003	$307,938	$54,450	$47,932	$410,320
Goodwill acquired during the period	942	2,386	16,768	20,096
Goodwill divested during the period	—	—	(860)	(860)
Adjustments to goodwill (a)	—	—	12,948	12,948

Balance, January 1, 2004	308,880	56,836	76,788	442,504
Goodwill acquired during the period	122,500	79,955	20,399	222,854
Goodwill divested during the period	(14,968)	—	(1,286)	(16,254)
Goodwill of facilities held for sale	(37,010)	—	—	(37,010)
Adjustments to goodwill (a)	—	—	6,970	6,970

Balance, December 31, 2004	$379,402	$136,791	$102,871	$619,064

(a)	Consists of the foreign currency translation adjustment on goodwill recorded in connection with our 80% ownership interest in an operating company that owns acute care facilities in France.

I) Other Assets: Included in other assets are estimates of expected recoveries from various state guaranty funds, insurers and other sources in connection with PHICO related professional and general liability claims payments amounting to $31.5 million and $43.0 million at December 31, 2004 and 2003, respectively (see Note 8). Actual recoveries may vary from these estimates due to the inherent uncertainties involved in making such estimates. Other assets at December 31, 2003 also include $230 million of deposits on acquisitions, which were consummated on January 1, 2004.

As of December 31, 2004 and 2003, other intangible assets, net of accumulated amortization, were not material.

J) Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the ultimate cost to settle claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risks.

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

K) Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. We believe that future income will enable us to realize our deferred tax assets and therefore no valuation allowances have been recorded.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service and various state authorities through the year ended December 31, 2002 with no material adjustments. We believe that adequate accruals have been provided for federal and state taxes.

L) Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves and pension liability.

M) Minority Interest: As of December 31, 2004 and 2003, the $186.5 million and $159.6 million, respectively, minority interest liability consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C.; (iii) a 20% outside ownership interest in an operating company that owns fourteen hospitals in France, and; (iv) a 10% outside ownership in two acute care facilities located in Louisiana.

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

In connection with the fourteen hospitals located in France, the minority owners have certain “put rights” that, if exercised, would require us to purchase up to 100% of the shares, through March 31, 2009, at a multiple of the subsidiary’s earnings before interest, taxes, depreciation and amortization, as defined. We also have certain “call rights” that would allow us to purchase all the minority owners’ shares pursuant to this formula at any time through December 31, 2009.

With respect to the first quarter of 2004 acquisitions of two acute care facilities located in Louisiana by a LLC, in which we own a 90% controlling interest, the minority member has certain “put rights” which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These put rights, if exercised, would require the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility, or; (ii) the minority member’s interest multiplied by the annualized net revenue of each facility for the 12 month period ending on the date of exercise of the put right. We also have certain “call rights” that would allow the LLC to purchase the minority member’s shares which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These call rights allow the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility, plus a premium, or; (ii) the minority member’s percentage interest multiplied by the annualized net revenue of each facility plus a premium for the 12 month period ending on the date of exercise of the call right.

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

P) Foreign Currency: One of our subsidiaries operates in France, whose currency is denominated in Euros. Our French subsidiary translates its assets and liabilities into U.S. dollars at the current exchange rates in effect at the end of the fiscal period. Any resulting gains or losses are recorded, net of the income tax effect, in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheet.

The revenue and expense accounts of the France subsidiary are translated into U.S. dollars at the average exchange rate that prevailed during the period. Therefore, the U.S. dollar value of the French subsidiary’s operating results may fluctuate from period to period due to changes in exchange rates.

Q) Stock-Based Compensation: At December 31, 2004, we have a number of stock-based employee compensation plans, which are more fully described in Note 5. We account for these plans under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for most stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No.123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Income from continuing operations	$170,006	$192,079	$167,847
Add/(deduct): total stock-based compensation expenses included in net income, net of tax (provision)/benefit of ($3.4) million, $1.4 million and $6.3 million in 2004, 2003 and 2002, respectively. (a)	(5,779)	2,412	10,691
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards, net of tax of $24,000, $5.2 million and $11.0 million in 2004, 2003 and 2002, respectively. (a)	(41)	(8,916)	(18,894)

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Pro forma net income from continuing operations	164,186	185,575	159,644
Income from discontinued operations, net of income tax	(514)	7,190	7,514

Pro forma net income	$163,672	$192,765	$167,158

Basic earnings (loss) per share, as reported:
From continuing operations	$2.95	$3.33	$2.81
From discontinued operations	(0.01)	0.12	0.13

Total basic earnings per share, as reported	$2.94	$3.45	$2.94

Basic earnings (loss) per share, pro forma:
From continuing operations	$2.85	$3.22	$2.67
From discontinued operations	(0.01)	0.12	0.13

Total basic earnings per share, pro forma	$2.84	$3.34	$2.80

Diluted earnings (loss) per share, as reported:
From continuing operations	$2.76	$3.09	$2.63
From discontinued operations	(0.01)	0.11	0.11

Total diluted earnings per share, as reported	$2.75	$3.20	$2.74

Diluted earnings (loss) per share, pro forma
From continuing operations	$2.67	$2.99	$2.51
From discontinued operations	(0.01)	0.11	0.11

Total diluted earnings per share, pro forma	$2.66	$3.10	$2.62

(a)	The 2004 “total stock-based compensation expense included in net income, net of tax (provision)/benefit”, and “total stock-based employee compensation expenses determined under fair value based methods for all awards, net of tax”, include a $6.7 million after-tax ($10.6 million pre-tax) reversal of compensation expense recorded in prior years in connection with a restricted stock grant that was cancelled.

In December, 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans at fair value. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation,which was originally issued in 1995, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R will be effective for public companies for interim periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not SFAS 123R) to the beginning of the fiscal year that includes the effective date or all periods presented would be permitted, but not required. We will be required to apply SFAS 123R beginning on July 1, 2005, which will be reflected in our financial statements for the quarter ending September 30, 2005. Although we have not yet determined our valuation methodology, beginning on July 1, 2005, using the Black-Scholes option pricing model, we expect to record expense related to currently outstanding stock options (assuming no cancellations) of $1.7 million for the period of July 1, 2005 through December 31, 2005 ($3.6 million for the entire year of 2005), $2.1 million during 2006, $739,000 during 2007 and $51,000 during 2008. The stock-based compensation expense determined under a fair value method, specifically related to stock options, was $9.2 million and $10.6 million for the years ended December 31, 2004 and 2003, respectively. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

R) Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Basic:
Income from continuing operations	$170,006	$192,079	$167,847
Less: Dividends on unvested restricted stock, net of taxes	(111)	(28)	—

Income from continuing operations - basic	$169,895	$192,051	$167,847
Income (loss) from discontinued operations	(514)	7,190	7,514

Net income – basic	$169,381	$199,241	$175,361

Weighted average number of common shares - basic	57,653	57,688	59,730

Basic earnings (loss) per share:
From continuing operations	$2.95	$3.33	$2.81
From discontinued operations	$(0.01)	$0.12	$0.13

Total basic earnings per share	$2.94	$3.45	$2.94

Diluted:
Income from continuing operations	$170,006	$192,079	$167,847
Less: Dividends on unvested restricted stock, net of taxes	(111)	(28)	—
Add: Debenture interest, net of taxes	9,240	8,799	8,451

Income from continuing operations - diluted	$179,135	$200,850	$176,298
Income (loss) from discontinued operations	(514)	7,190	7,514

Net income - diluted	$178,621	$208,040	$183,812

Weighted average number of common shares	57,653	57,688	59,730
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577
Net effect of dilutive stock options and grants based on the treasury stock method	635	824	768

Weighted average number of common shares and equivalents - diluted	64,865	65,089	67,075

Diluted earnings (loss) per share:
From continuing operations	$2.76	$3.09	$2.63
From discontinued operations	$(0.01)	$0.11	$0.11

Total diluted earnings per share	$2.75	$3.20	$2.74

S) Fair Value of Financial Instruments: The fair values of our registered debt, interest rate swap agreements and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

T) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

U) Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

V) Recent Accounting Pronouncements: On September 30, 2004, the Emerging Issues Task Force (“EITF”) affirmed its previous consensus regarding Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”. The guidance in this Issue requires that contingently convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger has been met. The effective date of this consensus is for reporting periods ending after December 15, 2004. Retroactive restatement of earnings per share amounts is required for contingent convertible debt issuances that are outstanding at the effective date. This pronouncement had no effect on our financial statements.

On December 15, 2003, the FASB issued an Exposure Draft, “Earnings Per Share, an Amendment of FASB Statement No. 128” (the “Amendment”). The proposed Amendment requires, in part, that for contracts that can be settled in either cash or shares, issuing entities should assume share settlement for purposes of computing diluted earnings per share. The FASB subsequently decided that retroactive restatement of earnings per share is not required for those contracts that are appropriately modified prior to the effective date of the Amendment. This Amendment was effective for reporting periods ending after December 15, 2004. This pronouncement had no effect on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We were required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. As of December 31, 2004, we do not have any interests in entities that would be considered variable interest entities.

2) ACQUISITIONS AND DIVESTITURES

2005:

Subsequent to December 31, 2004, we signed a definitive agreement to sell two acute care facilities in Puerto Rico: Hospital San Pablo, a 430-bed acute care hospital located in Bayamon and Hospital San Pablo del Este, a 180-bed acute care hospital in Fajardo. The sale proceeds will be approximately $120 million in cash plus the value of certain components of working capital. The sale is subject to customary regulatory approvals and we expect the closing to occur by March 31, 2005. The operating results of these facilities are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Year ended December 31, 2004:

During 2004, we spent approximately $163 million on acquisitions to acquire the following:

•	a 90% controlling ownership interest in a 54-bed acute care hospital located in New Orleans, Louisiana, (operations subsequently merged with the operations of a 306-bed acute care hospital located in East New Orleans, Louisiana);

•	a 50-bed acute care facility, a 20-bed acute care facility and a the remaining 65% ownership interest (35% previously acquired) in the rea1 estate assets of a 198-bed acute care facility located in France, all of which were acquired by an operating company in which we own an 80% controlling ownership interest;

•	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

•	a 112-bed behavioral health facility in Savannah, Georgia;

•	a 77-bed behavioral health facility in Benton, Arkansas;

•	the operations of an 82-bed behavioral health facility in Las Vegas, Nevada;

•	a 72-bed behavioral health facility in Bowling Green, Kentucky, and;

•	an outpatient surgery center in Edinburg, Texas and an outpatient surgery center located in New Orleans, Louisiana.

In addition, in late December, 2003, we funded $230 million (which was included in other assets on our consolidated balance sheet as of December 31, 2003) for the combined purchase price of the following acute care facilities which we acquired effective January 1, 2004:

•	a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana;

•	a 228-bed facility located in Corona, California;

•	a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and;

•	a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004).

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$31,000
Property, plant & equipment	165,000
Goodwill	223,000
Other assets	5,000
Debt	(10,000)
Other liabilities	(21,000)

Cash purchase price for 2004 acquisitions	393,000
Less: Cash deposits made in 2003	(230,000)

Cash paid in 2004 for acquisitions	$163,000

Assuming these acquisitions occurred on January 1, 2004, proforma net revenues for the year ended December 31, 2004 would have been $3.96 billion and the proforma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial. Assuming these acquisitions occurred on January 1, 2003, our 2003 proforma net revenues would have been approximately $3.67 billion and our proforma income from continuing operations would have been $197.1 million and proforma income from continuing operations per basic and diluted share would have been $3.42 and $3.16, respectively, and proforma net income would have been $204.3 million and proforma net income per basic and diluted share would have been $3.54 and $3.27, respectively.

During 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the operations and/or property of the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

•	a 112-bed hospital located in San Luis Obispo, California (sold in second quarter of 2004);

•	a 65-bed hospital located in Arroyo Grande, California (sold in second quarter of 2004);

•	a 136-bed leased hospital in Shreveport, Louisiana (sold in second quarter of 2004);

•	a 106-bed hospital located in La Place, Louisiana (sold in second quarter of 2004);

•	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004), and;

•	ownership interests in five outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004), Hammond, Louisiana (sold in third quarter of 2004), Littleton, Colorado (sold in the first quarter of 2004) and St. George, Utah (sold in the fourth quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002. These transactions resulted in a combined pre-tax gain of approximately $5 million ($3 million after-tax) which is included in “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2004.

Shown below is a schedule of results of operations, on a combined basis, for all facilities reflected as discontinued operations for the years ended December 31, 2004, 2003 and 2002.

Year Ended December 31, 2003:

During 2003, we spent $281 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage and Palmer, Alaska; (ii) three acute care facilities located in France which were acquired by an operating company that is 80% owned by us; (iii) three acute care facilities located in California, all of which were ownership effective January 1, 2004, as discussed above; (iv) the acquisition, which was also ownership effective January 1, 2004, of a 90% controlling ownership interest in a 306-bed acute care facility located in East New Orleans, Louisiana, and; (v) the acquisition of a behavioral health facility located in Alaska and an outpatient surgery center located in Oklahoma.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$(2,000)
Property, plant & equipment	38,000
Goodwill	20,000
Other assets	6,000
Debt	(6,000)
Other liabilities	(5,000)

Cash purchase for 2003 acquisitions	51,000
Cash deposits made for 2004 acquisitions	230,000

Total cash paid in 2003 for acquisitions	$281,000

The pro forma effect of these acquisitions (excluding the acquisitions that were ownership effective January 1, 2004) on our net revenues, net income and basic and diluted earnings per share for the years ended December 31, 2003 and 2002 were immaterial.

During 2003, we received total cash proceeds of $25 million for the sale of five radiation therapy centers, two medical office buildings (which were sold to limited liability companies that are majority owned by Universal Health Realty Income Trust), an outpatient surgery center and the disposition of our investment in a healthcare related company. The operating results of these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2003. These transactions resulted in a combined pre-tax gain of approximately $15 million ($9 million after minority interest expense and income taxes) which is included in “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2003.

Year Ended December 31, 2002:

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

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$14,000
Property and equipment	32,000
Goodwill	34,000
Debt	(3,000)
Other liabilities	(4,000)

Total cash purchase price	73,000
Less: cash deposits made in 2001	(70,000)

Cash paid for 2002 acquisitions	$3,000

The pro forma effect of these acquisitions on our net revenues, net income and basic and diluted earnings per share for the year ended December 31, 2002 was immaterial.

During 2002, the we received net proceeds of $8 million resulting from the sale of real estate related to a women’s hospital and a radiation oncology center, both of which were closed in a prior year and written down to their estimated net realizable values. The sale of the real estate of the women’s hospital resulted in a $2.2 million gain which is included in “Income/(loss) from discontinued operations, net of income tax” in the Consolidated Statement of Income for the year ended December 31, 2002. The gain on the sale of the radiation center was not material.

The goodwill acquired during the last three years as presented above, is expected to be fully deductible for income tax purposes.

The following table shows the results of operations, on a combined basis, for all facilities reflected as discontinued operations for the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31,
	2004	2003	2002
		(000s)
Net revenues	$219,553	$252,060	$266,979

Income (loss) from operations	$(6,191)	$1,655	$9,736
Gains, net	5,382	14,623	—
Provision for asset impairment	—	(13,742)	—
Recovery of provision for judgment/closure costs	—	8,867	2,182

Income (loss) from discontinued operations, pre-tax	(809)	11,403	11,918
Income tax (provision)/benefit	295	(4,213)	(4,404)

Income (loss) from discontinued operations, net of income tax expense	$(514)	$7,190	$7,514

3) FINANCIAL INSTRUMENTS

Fair Value Hedges: As of December 31, 2004, we had no fair value hedges outstanding. During November 2004 we terminated two fair value hedges. They were floating rate swaps with a notional principal amount of $60 million in which we received a fixed rate of 6.75% and paid a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps were ten years and were scheduled to expire on November 15, 2011. We received a termination payment of $4.3 million. As a result of the termination, during 2004, we recorded a decrease of $4.3 million in other assets. The basis adjustment of $4.3 million on the hedged interest-bearing instrument will be treated as a premium and amortized as interest income over the expected remaining life of the interest bearing instrument using the effective-yield method.

Cash Flow Hedges: As of December 31, 2004, we had no domestic cash flow hedges outstanding. During November 2004 we terminated one fixed rate swap with a notional principal amount of $125 million, which was scheduled to expire in August 2005. We paid a termination amount of $3.8 million. As the previously hedged forecasted transactions are still probable of occurring, the net loss of $3.8 million remained in accumulated other comprehensive income as of the date of the termination, and is being reclassified into earnings in the same period during which the hedged transaction was forecasted to occur. We paid a fixed rate of 6.76% and received a floating rate equal to three month LIBOR.

As of December 31, 2004, one of our majority-owned subsidiaries had two interest rate swaps denominated in Euros. The total notional amount of these two interest rate swaps is 27.5 million Euros ($37.2 million based on the end of period currency exchange rate) and the swaps mature on June 30, 2005. We pay an average fixed rate of 4.35% and receive six month EURIBOR. The effective floating rate for these swaps as of December 31, 2004 was 1.45%. This same majority owned subsidiary also had two interest rate caps, one that was effective as of December 31, 2004 and another that becomes effective at a future date. The notional amount of the interest rate cap currently outstanding is 17.5 million Euros ($23.7 million), the strike price is 3.5% and the cap matures on June 30, 2005. The other interest rate cap is a forward starting cap that takes effect on June 30, 2005 upon the expiration of the currently outstanding interest rate swaps and caps. The notional amount of the cap begins at 45.0 million Euros ($60.9 million) and reduces to 38.0 million Euros ($51.4 million) on December 30, 2005. The strike price is 3.3625% and the cap matures on December 29, 2006.

During the year ended December 31, 2004, we recorded in accumulated other comprehensive income (“AOCI”), pre-tax losses of $4.5 million ($2.9 million after-tax) to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. During the years ended December 31, 2004, 2003 and 2002, we also recorded charges to earnings of $525,000 ($334,000 after-tax), $431,000 ($272,000 after-tax), and $169,000 ($107,000 after-tax) respectively, to recognize the ineffective portion of its cash flow hedging instruments.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2004	2003
	(000s)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $14,613 in 2004 and $13,943 in 2003) and term loans with varying maturities through 2009; weighted average interest at 6.0% in 2004 and 6.2% in 2003 (see Note 7 regarding capitalized leases)	$18,560	$19,861
Non-recourse term loan (denominated in Euros)	75,242	51,876
Revolving credit and demand notes	261,085	204,830
Commercial paper	0	100,000
Revenue bonds:
Interest at floating rates of 1.98% and 1.122% at December 31, 2004 and 2003, respectively, with varying maturities through 2015	10,200	10,200
5.00% Convertible Debentures due 2020, net of the unamortized discount of $287,031 in 2004 and $299,119 in 2003	299,961	287,873
6.75% Senior Notes due 2011, net of the unamortized discount of $68 in 2004 and $82 in 2003, and fair market value adjustment of $4,217 in 2004 and $4,879 in 2003.	204,149	204,797

	869,197	879,437
Less-Amounts due within one year	(16,968)	(10,871)

	$852,229	$868,566

During 2004 the Company was a party to a $400 million unsecured non-amortizing revolving credit agreement with a scheduled maturity date of December 13, 2006. The agreement included a $50 million sub-limit for letters of credit of which $2 million was available at December 31, 2004. The interest rate on borrowings was determined at our option at the prime rate, certificate of deposit rate plus .925% to 1.275%, Euro-dollar plus .80% to 1.150% or a money market rate. A facility fee ranging from .20% to .35% is required on the total commitment. The applicable margins over the certificate of deposit, the Euro-dollar rates and the facility fee are based upon the leverage ratio. At December 31, 2004, the applicable margins over the certificate of deposit and the Euro-dollar rate were 1.125% and 1.00% respectively, and the commitment fee was .25%. There are no compensating balance requirements. At December 31, 2004, we had $91 million of unused borrowing capacity available under this Credit Agreement.

Subsequent to year-end, on March 4, 2005, we terminated the $400 million revolving credit agreement described above and replaced it with a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services, Inc. At December 31, 2004, the applicable margins over the LIBOR rate would have been .50% and the commitment fee would have been .125%. There are no compensating balance requirements.

During 2003, our majority-owned subsidiary in France entered into a senior credit agreement denominated in Euros, which provides for a total commitment of 90 million Euros. The loan, which is non-recourse to us, matures on December 4, 2009. The committed amount available under this credit agreement amortizes to zero over the life of the agreement and decreased by 5 million Euros to 85 million Euros on December 31, 2004. Interest on the loan is at our option and can be based on the one, two, three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at December 31, 2004 was 2.25%. As of December 31, 2004, the interest rate was 4.48% (including the spread of 2.25%) and the effective interest rate including the effects of the designated interest rate swaps and the spread of 2.25% was 4.42%. As of December 31, 2004, there were 55.6 million Euros ($75.2 million) of debt outstanding, and 29.4 million Euros ($39.8 million) of unused borrowing capacity, pursuant to the terms of this agreement.

During 2004, the $100 million commercial paper credit facility, which was fully collateralized by a portion of our acute care patient accounts receivable, expired and we elected not to renew the program.

During 2001, we issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The notes can be redeemed in whole at any time and in part from time to time.

We issued discounted Convertible Debentures in 2000, which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 11.2048 shares of the our common stock per $1,000 of Debentures, however, we have the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

The average amounts outstanding during 2004, 2003 and 2002 under the revolving credit and demand notes and commercial paper program were $272.1 million, $116.5 million and $140.3 million respectively, with corresponding effective interest rates of 2.6%, 3.3% and 5.1% including commitment and facility fees. The maximum amounts outstanding at any month-end were $370 million in 2004, $304.8 million in 2003 and $170 million in 2002.

The effective interest rate on our revolving credit, demand notes and commercial paper program, including the respective interest expense and income incurred on designated interest rate swaps which are now expired, was 4.1%, 6.6% and 6.3% during 2004, 2003 and 2002, respectively. Additional interest expense recorded as a result of our U.S. dollar denominated hedging activity was $4.1million in 2004, $4.6 million in 2003 and $4.2 million in 2002. There are no longer any domestic interest rate swaps outstanding.

Covenants related to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2004.

The fair value of our long-term debt at December 31, 2004 and 2003 was approximately $932 million and $1 billion respectively.

Aggregate maturities follow:

(000s)
2005	$16,968
2006	286,150
2007	21,887
2008	20,889
2009	6,501
Later	803,831

Total	$1,156,226
Less: Discount on Convertible Debentures	(287,031)

Net Total	$869,195

Included in the aggregate maturities shown above, are maturities related to the Euro denominated debt ($75.2 million in the aggregate) which mature as follows: $10.9 million in 2005; $16.7 million in 2006; $20.4 million in 2007; $20.8 million in 2008 and $6.4 million in 2009.

5) COMMON STOCK

During the fourth quarter of 2003, we announced the initiation of quarterly cash dividends, commencing with the fourth quarter of 2003. Cash dividends of $.32 per share ($18.6 million in the aggregate) were declared and paid during 2004. Cash dividends of $.08 per share ($4.6 million in the aggregate) were declared and paid during 2003.

During 1998, 1999 and 2004, our Board of Directors approved stock purchase programs authorizing us to purchase up to fourteen million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, we purchased 1,713,787 shares at an average purchase price of $44.71 per share ($76.6 million in the aggregate) during 2002, 1,360,321 shares at an average purchase price of $39.93 ($54.3 million in the aggregate) during 2003 and 559,481 shares at an average purchase price of $42.07 ($23.5 million in the aggregate) during 2004. Since inception of the stock purchase program in 1998 through December 31, 2004, we have purchased a total of 11,437,404 shares at an average purchase price of $25.76 per share ($294.6 million in the aggregate).

At December 31, 2004, 15,227,849 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, for issuance upon conversion of our discounted Convertible Debentures and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

As discussed in Note 1, we account for stock-based compensation using the intrinsic value method in APB No. 25, Accounting for Stock Issued to Employees. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the sixteen option grants that occurred in 2004, 2003 and 2002:

Year Ended December 31,	2004	2003	2002
Volatility	46%-48%	50%-53%	53%-57%
Interest rate	3%-4%	2%-3%	3%-4%
Expected life (years)	3.8	3.8	3.7
Forfeiture rate	6%	5%	4%
Dividend yield	.7%	—	—

Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under various plans.

Information with respect to these options is summarized as follows:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2002	3,817,969	$31.14	$42.65 - $11.85
Granted	320,500	$41.76	$51.40 - $39.96
Exercised	(470,385)	$24.34	$42.41 - $11.85
Cancelled	(74,000)	$35.02	$43.50 - $20.22

Balance, January 1, 2003	3,594,084	$32.89	$51.40 - $11.85
Granted	461,900	$40.72	$50.70 - $38.50
Exercised	(685,749)	$25.11	$43.50 - $11.85
Cancelled	(188,250)	$36.86	$44.00 - $11.85

Balance, January 1, 2004	3,181,985	$35.47	$51.40 - $11.85
Granted	51,200	$45.72	$54.88 - $43.08
Exercised	(839,087)	$18.20	$43.63 - $11.85
Cancelled	(77,813)	$41.18	$50.70 - $22.28

Balance, December 31, 2004	2,316,285	$41.66	$54.88 - $22.28

Outstanding options at December 31, 2004:

Number of Shares	Average Option Price	Range (High-Low)	Contractual Life
59,360	$29.70	$34.00-$22.28	0.4
2,131,025	$41.62	$44.00-$37.80	1.5
125,900	$49.75	$54.88-$45.14	3.7

2,316,285

All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. The options expire five years after the date of the grant. The outstanding stock options at December 31, 2004 have an average remaining contractual life of 1.63 years. At December 31, 2004, options for 1,807,577 shares were available for grant. At December 31, 2004, options for 1,432,110 shares of Class B Common Stock with an aggregate purchase price of $59.7 million (average of $41.66 per share) were exercisable.

During the third quarter of 2002, we restructured certain elements of our long-term incentive compensation plans in response to changes in regulations relating to such plans. Prior to the third quarter of 2002, we loaned employees funds (“Loan Program”) to pay the income tax liabilities incurred upon the exercise of their stock options. Advances pursuant to the Loan Program were secured by full recourse promissory notes that were forgiven after three years, if the borrower remained employed by us. If the forgiveness criteria were not met, the employee was required to repay the loan at the time of separation.

During the third quarter of 2002, this Loan Program was terminated. As a replacement long-term incentive plan, the Compensation Committee of the Board of Directors approved the issuance of 217,510 shares (net of cancellations) of restricted stock at $51.15 per share ($11.1 million in the aggregate) to various officers and employees pursuant to the Company’s 2001 Employees’ Restricted Stock Purchase Plan (“Restricted Stock”). The number of shares and the current value of the Restricted Stock issued to each employee were based on the estimated benefits lost by that employee as a result of the termination of the Loan Program. The Restricted Stock is scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. Included in the Restricted Stock granted was 319,490 restricted shares issued to the Chief Executive Officer (“CEO”) which were also scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award if we achieved a 14% cumulative increase in our diluted earnings per share during the two-year period ended December 31, 2004, as compared to December 31, 2002. Since the earnings contingency threshold was not achieved, these shares of restricted stock have been cancelled and the previously recorded compensation expense related to this restricted stock grant through December 31, 2003, amounting to $10.6 million ($6.7 million after-tax), was reversed during 2004.

In connection with the Loan Program, it was our policy to charge compensation expense for the loan forgiveness over the employees’ estimated service period or approximately six years on average. As of December 31, 2004, we had approximately $1.7 million of loans outstanding in connection with the Loan

Program (approximately $688,000 of which was loaned to officers), all of which was charged to compensation expense through that date. In addition, as of July 1, 2002, we had recorded an additional accrual of approximately $16.0 million related to the estimated benefits earned under the Loan Program for which loans had not yet been extended. As a result of the termination of the Loan Program, this accrued liability was adjusted by reducing compensation expense by $16.0 million during 2002 (the majority of which was recorded during the third quarter of 2002) since we do not have any future obligations related to the benefits that employees might have been entitled to if the Loan Program had continued.

Since the Restricted Stock awards were primarily intended to replace the benefits that had been earned under the Loan Program, a portion of the awards was attributable to services rendered by employees in prior periods. Accordingly, in connection with the issuance of the Restricted Stock awards during 2002, during the third quarter of 2002 we recorded approximately $14.1 million of compensation expense which represented the prior service portion of the expense related to the Restricted Stock awards. During the fourth quarter of 2002, an additional $1.2 million of compensation expense was recorded related to the Restricted Stock awards. The remaining expense associated with the Restricted Stock awards (estimated at $1.7 million, net of cancellations, as of December 31, 2004) will be recorded over the vesting periods of the awards (through the third quarter of 2007), assuming the recipients remain employed by us.

In addition to the stock option plan we have the following stock incentive and purchase plans: (i) a Stock Ownership Plan whereby eligible employees (officers of the Company are no longer eligible) may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees), and; (ii) a 2001 Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions (no shares issued during 2004 and 6,081 shares issued during 2003). The reserve for this plan was increased by 600,000 shares during 2004. We have reserved 2.1 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued 1.3 million shares pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2004, none of which became fully vested during 2004 or 2003 and 38,432 of which became fully vested during 2002.

Subject to shareholder approval, a 2005 Employee Stock Purchase Plan has been established, which will allow eligible employees to purchase shares of Class B Common Stock at a ten percent discount. The plan has 1 million shares of Class B Common Stock reserved for issuance.

In connection with the long-term incentive plans described above, we recorded net compensation expense of $1.2 million in 2004, (excluding the $10.6 million pre-tax reduction to compensation expense resulting from the reversal of expense associated with the cancellation of a restricted stock grant, as discussed above), $4.8 million in 2003 and $3.6 million in 2002.

6) INCOME TAXES

Components of income tax expense/(benefit) from continuing operations are as follows:

	Year Ended December 31, (000s)
	2004	2003	2002
Currently payable
Federal	$42,702	$79,835	$90,336
Foreign	19,396	2,838	2,688
State	4,843	7,055	8,026

	66,941	89,728	101,050
Deferred
Federal and foreign	32,131	22,501	(3,440)
State	2,065	1,988	(304)

	34,196	24,489	(3,744)

Total	$101,137	$114,217	$97,306

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

	December 31, (000s)
	2004	2003
Deferred income tax assets:
Self-insurance reserves	$67,628	$62,210
Compensation accruals	22,469	23,523
Other deferred tax assets	3,844	7,044

	$93,941	$92,777
Less: Valuation Allowance	—	—
Net deferred income tax assets	93,941	92,777

Deferred income tax liabilities:
Doubtful accounts and other reserves	(26,531)	(19,069)
Repatriation of foreign earnings, including foreign withholding taxes	(10,400)	—
Depreciable and amortizable assets	(117,223)	(90,278)

Net deferred income tax liability	$(60,213)	$(16,570)

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.4	2.0	1.9
Other items	0.9	0.3	(0.2)

Effective tax rate	37.3%	37.3%	36.7%

The net deferred tax assets and liabilities are comprised as follows:

	December 31, (000s)
	2004	2003
Current deferred taxes
Assets	$34,691	$48,544
Liabilities	(44,692)	(23,273)

Net deferred taxes-current	(10,001)	25,271

Noncurrent deferred taxes
Assets	67,011	48,437
Liabilities	(117,223)	(90,278)

Net deferred taxes-noncurrent	(50,212)	(41,841)

Total deferred taxes	$(60,213)	$(16,570)

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

The American Jobs Creation Act (AJCA) was signed into law on October 22, 2004. AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated in accordance with the requirements of AJCA. The Company may elect to apply this provision to qualifying repatriations during the year ending December 31, 2005. The Company is in the process of evaluating the amount of foreign earnings that could be repatriated along with the related amount of deferred tax liability associated with this repatriation arising from the American Jobs Creation Act. The range of potential repatriation that the Company is considering is between $0 and $25 million with the resultant tax impact to be between $0 and a $7.5 million benefit. Although the Company expects to complete its repatriation review during 2005, if a decision is made to repatriate foreign earnings subsequent to the date of the financial statements but prior to their issuance, the effect of such a decision would be consistent with the resultant tax impact mentioned above.

7) LEASE COMMITMENTS

Certain of our hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2009 (See Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows:

	Year Ended December 31,
	2004	2003
	(000s)
Land, buildings and equipment	$51,075	$44,540
Less: accumulated amortization	(28,409)	(25,695)

	$22,666	$18,845

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2004, are as follows:

Year	Capital Leases	Operating Leases
	(000s)
2005	$5,879	$38,003
2006	6,286	30,149
2007	1,324	10,121
2008	277	6,530
2009	254	3,314
Later Years	5,445	8,335

Total minimum rental	$19,465	$96,452

Less: Amount representing interest	4,851

Present value of minimum rental commitments	14,614
Less: Current portion of capital lease obligations	5,181

Long-term portion of capital lease obligations	$9,433

Capital lease obligations of $4.7 million in 2004, $100,000 in 2003 and $9.5 million in 2002 were incurred when we entered into capital leases for new equipment or assumed capital lease obligations upon the acquisition of facilities.

8) COMMITMENTS AND CONTINGENCIES

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased umbrella excess policies for our subsidiaries through several commercial insurance carriers for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

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

As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2003, the total accrual for our professional and general liability claims, was $190.8 million ($147.7 million net of expected recoveries), of which $35.0 million is included in other current liabilities. Included in other assets was $31.6 million as of December 31, 2004 and $43.0 million as of December 31, 2003, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

As of December 31, 2004, we had outstanding letters of credit and surety bonds totaling $58 million consisting of: (i) $45 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

In December 2003, one of our subsidiaries, McAllen Hospitals, L.P., was named as a defendant in a case filed in the District Court of Hidalgo County, Texas, 275th Judicial District, under the caption Rio OB-Gyn Partners Ltd. v. McAllen Hospitals, L.P., Cause No. C-3128-03-E. The plaintiff is a physician group which claims that McAllen and its agents committed fraud or negligent misrepresentation in promising to build an OB-Gyn hospital and inducing the plaintiff to cancel an agreement with another party to build a competing OB-Gyn hospital.

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

Pursuant to an Order of the Court, these two cases were consolidated into one action captioned: In re Universal Health Services, Inc. Securities Litigation, Case No. CV-04-01233-JP. Subsequently, the plaintiffs filed an Amended Consolidated Class Action Complaint. The defendants have moved to dismiss that complaint. The motion to dismiss has been fully briefed and oral argument was held on March 9, 2005.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned “Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton.” Plaintiff subsequently filed an amended complaint which dropped Messrs Hotz and Pantaleoni as defendants. Plaintiff purports to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. The Court has granted the parties’ joint motion in the derivative action asking that the Defendants’ time to respond to the complaint be extended until after the decision on the motion to dismiss the class action complaint. That motion is pending.

On August 5, 2004, we were named, together with our subsidiary Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment.

The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court has not yet ruled on plaintiff’s motion.

In October, 2004, one of our subsidiaries, Aiken Regional Medical Centers, Inc., received a complaint filed in state court in South Carolina (Case No. 04-CP-02-1275). The complaint, filed by the plaintiff individually and on behalf of other unnamed, putative class members, alleges that Aiken breached its contract with the plaintiff (and other putative plaintiffs), or in the alternative Aiken was unjustly enriched, by virtue of billing and collecting full hospital charges from the plaintiff and other putative class members.

We believe that the claims asserted against us in the proceedings described above are without merit and we deny all allegations of violations of law and any liability to the above named plaintiffs. The individual defendants also believe that the claims asserted against them in these proceedings are without merit. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

We have maintained for several years the Universal Health Services, Inc. Stock Purchase Plan (the “Plan”) which is designed to encourage stock ownership among our employees. While the Plan has, since its adoption, exclusively used shares purchased on the open market through our third party administrator, the offering of shares under the Plan may have failed to comply with the registration requirements of federal securities laws. We filed a registration statement on SEC Form S-8 registering 1,087,726 of our Class B Common Stock on October 25, 2004, covering the remaining shares in the Plan. As a result, certain participants who purchased shares under the Plan prior to registration may be entitled to rescission rights or other remedies under the Securities Act of 1933, as amended. We cannot predict the extent to which any such rescission rights may be exercised or the impact of any possible regulatory action pertaining to such sales under the Plan. We do not believe, however, that any consequences arising from such sales under the Plan will have a material adverse effect on our financial position or results of operations.

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

9) RELATED PARTY TRANSACTIONS

At December 31, 2004, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement. Pursuant to the terms of this advisory agreement, we conduct the Trust’s day-to-day affairs, provide administrative services and presents investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. Our pre-tax share of income from the Trust was $1.6 million in 2004, $1.6 million during 2003 and $1.4 million during 2002, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.5 million and $9.4 million at December 31, 2004 and 2003, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $25.2 million at December 31, 2004 and $23.4 million at December 31, 2003.

As of December 31, 2004, we leased five hospital facilities from the Trust with terms expiring in 2006 through 2009. These leases contain up to five 5-year renewal options. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interest.

On December 31, 2004, we completed the purchase of the real estate assets of the Virtue Street Pavilion, located in Chalmette, Louisiana, from the Trust. The purchase was completed pursuant to the exercise of an option granted to us, under the previous lease for the facility. The purchase price for the facility was $7.3 million and was determined, in accordance with the terms of the lease, based upon independent appraisals obtained by both us and the Trust.

During the third quarter of 2004, we exercised the five-year renewal option on a behavioral health hospital leased from the Trust which was scheduled to expire in December, 2004. The lease was renewed at the same lease terms. During 2002, we exercised the five-year renewal option on an acute care hospital leased from the Trust which was scheduled to expire in March, 2003. The renewal rate on this facility was based upon the five-year Treasury rate on March 29, 2003 plus a spread.

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

Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these operating leases was $17.4 million in 2004, $17.4 million in 2003 and $17.2 million in 2002. As of December 31, 2004, the aggregate fair market value of our facilities leased from the Trust is not known, however, the aggregate original purchase price paid by the Trust for these properties was $101.3 million (excluding the Virtue Street Pavilion). Pursuant to the terms of the leases with the Trust, we have the option to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. The terms of the leases also provide that in the event we discontinue operations at the leased facility for more than one year, or elect to terminate a lease prior to the expiration of its term for prudent business reasons, we are obligated to offer a substitution property. If the Trust does not accept the substitution property offered, we are obligated to purchase the leased facility back from the Trust at a price equal to the greater of its then fair market value or the original purchase price paid by the Trust.

We received an advisory fee from the Trust of $1.5 million in 2004, $1.5 million in 2003 and $1.4 million in 2002 for investment and administrative services provided under a contractual agreement which is included in net revenues in the accompanying consolidated statements of income.

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, we had $1.7 million as of December 31, 2004 and $4.6 million as of December 31, 2003, of gross loans outstanding to various employees of which $1.7 million as of December 31, 2004 and $3.6 million as of December 31, 2003 were charged to compensation expense through that date. Included in the amounts outstanding were gross loans to our officers amounting to $688,000 as of December 31, 2004 and $2.8 million as of December 31, 2003 (see Note 5).

Our Chairman and Chief Executive Officer is member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain members of executive management own approximately 6% of the outstanding shares of Broadlane, Inc. as of December 31, 2004. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. During 2004, we also committed to pay this company a license fee totaling $25.3 million over a five-year period.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $13.3 million, $11.6 million and $7.2 million in 2004, 2003 and 2002, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2004 and 2003:

	(000s)
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$70,030	$61,627
Service cost	1,041	1,072
Interest cost	4,302	4,092
Benefits paid	(4,996)	(2,163)
Actuarial loss	5,573	5,402

Benefit obligation at end of year	$75,950	$70,030

Change in plan assets:
Fair value of plan assets at beginning of year	$50,540	$42,918
Actual return on plan assets	4,293	10,114
Benefits paid	(4,996)	(2,163)
Administrative expenses	(555)	(329)

Fair value of plan assets at end of year	$49,282	$50,540

Reconciliation of funded status
Funded status of the plan	$(26,668)	$(19,490)
Unrecognized actuarial loss	19,469	14,753

Net amount recognized	(7,199)	(4,737)

Total amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(21,786)	$(14,622)
Accumulated other comprehensive income	14,587	9,885

Net amount recognized	$(7,199)	$(4,737)

Accumulated other comprehensive (income)/loss attributable to change in additional minimum liability recognition	$(4,702)	$(2,361)

Additional year end information for Pension Plan
Projected benefit obligation	$75,950	$70,030
Accumulated benefit obligation	71,068	65,162
Fair value of plan assets	49,282	50,540

	(000s)
	2004	2003	2002
Components of net periodic cost (benefit)
Service cost	$1,041	$1,071	$986
Interest cost	4,302	4,092	3,856
Expected return on plan assets	(3,948)	(3,353)	(4,459)
Recognized actuarial loss	1,068	1,506	—

Net periodic cost	$2,463	$3,316	$383

	2004	2003
Measurement Dates
Benefit obligations	12/31/2004	12/31/2003
Fair value of plan assets	12/31/2004	12/31/2003

	2004	2003
Weighted average assumptions as of December 31
Discount rate	5.75%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	6.25%	6.75%
Expected long-term rate at return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

The accumulated benefit obligation was $71,068 and $65,162 as of December 31, 2004 and 2003, respectively. The accumulated benefit obligations of the plan exceeded the fair value of plan assets as of December 31, 2004 and 2003. In 2004 and 2003, the accrued pension cost is included in non-current liabilities in the accompanying consolidated balance sheets.

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Information with respect to estimated future benefit payments and plan assets follows:

Estimated Future Benefit Payments (000s)
2005	$3,138
2006	3,371
2007	3,608
2008	3,845
2009	4,080
2010-2014	24,427

Plan Assets

	2004	2003
Asset Category
Equity securities	74%	74%
Fixed income securities	26%	26%

Total	100%	100%

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

	Policy	As of 12/31/04	Permitted Range
Total Equity	70%	74%	50-80%
Total Fixed Income	30%	26%	20-50%

In accordance with the investment policy, the portfolio will invest in high quality, large and small capitalization companies traded on national exchanges, and investment grade securities. The investment managers will not write or buy options for speculative purposes; securities may not be margined or sold short. The manager may employ futures or options for the purpose of hedging exposure, will not purchase unregistered sectors, private placements, partnerships or commodities.

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and excludes hospitals reported as discontinued operations), behavioral health care services and international acute care hospital services consisting of fourteen hospitals located in France. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for all periods presented are the combined assets of $132.9 million, $200.0 million and $210.2 million as of December 31, 2004, 2003 and 2002, respectively, related to the acute care facilities reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2004.

2004	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$6,732,660	$1,238,131	$217,402	$—	$8,188,193
Gross outpatient revenues	$2,544,891	$177,360	$58,139	$100,536	$2,880,926
Total net revenues	$2,897,719	$698,772	$291,396	$50,433	$3,938,320
Income/(loss) before income taxes	$245,155	$129,804	$15,185	$(119,001)	$271,143
Total assets	$1,961,252	$417,331	$319,807	$324,453	$3,022,843
Licensed beds	5,645	4,225	1,588	—	11,458
Available beds	4,860	4,145	1,588	—	10,593
Patient days	1,150,882	1,234,152	442,825	—	2,827,859
Admissions	251,655	94,743	94,536	—	440,934
Average length of stay	4.6	13.0	4.7	—	6.4

2003	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,658,490	$1,091,885	$191,659	$—	$6,942,034
Gross outpatient revenues	$1,985,040	$156,115	$24,502	$108,716	$2,274,373
Total net revenues	$2,499,550	$612,404	$228,231	$51,321	$3,391,506
Income/(loss) before income taxes	$294,778	$120,520	$7,094	$(116,096)	$306,296
Total assets	$1,608,345	$302,694	$234,594	$627,097	$2,772,730
Licensed beds	4,792	3,894	1,433	—	10,119
Available beds	4,119	3,762	1,433	—	9,314
Patient days	1,032,348	1,067,200	409,860	—	2,509,408
Admissions	227,932	87,688	82,364	—	397,984
Average length of stay	4.5	12.2	5.0	—	6.3

2002	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$4,893,198	$979,824	$82,166	$—	$5,955,188
Gross outpatient revenues	$1,657,418	$149,604	$10,230	$74,803	$1,892,055
Total net revenues	$2,292,417	$565,585	$97,937	$35,980	$2,991,919
Income/(loss) before income taxes	$269,962	$93,593	$7,331	$(105,733)	$265,153
Total assets	$1,237,368	$259,010	$150,276	$682,483	$2,329,137
Licensed beds	4,801	3,752	1,083	—	9,636
Available beds	3,966	3,608	1,083	—	8,657
Patient days	1,013,395	1,005,882	319,100	—	2,338,377
Admissions	224,286	84,348	63,781	—	372,415
Average length of stay	4.5	11.9	5.0	—	6.3

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2004:

	(000s, except per share amounts)
2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$982,576	$982,560	$978,348	$994,836

Income before income taxes	$72,395	$74,731	$62,165	$61,852
Income from continuing operations	$45,582	$47,068	$39,237	$38,119
Net income	$46,183	$48,289	$37,846	$37,174
Earnings per share - basic	$0.80	$0.84	$0.65	$0.64
Earnings per share - diluted	$0.74	$0.78	$0.62	$0.61

Net revenues in 2004 include $39.3 million of additional revenues received from Medicaid disproportionate share hospital (“DSH”) funds in Texas and South Carolina. Of this amount, $10.5 million was recorded in the first quarter, $7.1 million in the second quarter, $8.7 million in the third quarter and $13.0 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements. Included in our results during the first quarter is $2.8 million of pre-tax ($1.7 million or $.02 per diluted share, net of taxes) South Carolina DSH revenue attributable to a prior period. Included in our third quarter results is a $2.3 million pre-tax property write-down ($1.5 million or $.02 per diluted share net of taxes) resulting from property damage caused by a hurricane. Included in our fourth quarter results is $11.6 million pre-tax reversal of previously recorded stock grant amortization expense ($7.3 million or $.11 per diluted share net of taxes) related to restricted shares granted to our Chief Executive Officer that were contingent on an earnings threshold which was not achieved.

	(000s, except per share amounts)
2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$831,990	$840,149	$832,080	$887,287

Income before income taxes	$82,751	$80,878	$70,216	$72,451
Income from continuing operations	$52,178	$50,649	$44,005	$45,247
Net income	$52,790	$50,950	$49,061	$46,468
Earnings per share – basic	$0.91	$0.88	$0.86	$0.81
Earnings per share - diluted	$0.84	$0.82	$0.79	$0.75

Net revenues in 2003 include $27.8 million of additional revenues received from Medicaid disproportionate share hospital (“DSH”) funds in Texas and South Carolina. Of this amount, $6.3 million was recorded in the first quarter, $7.0 million in the second quarter, $8.1 million in the third quarter and $6.4 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements. Included in our results during the third quarter is a $7.8 million pre-tax gain ($4.4 million, net of taxes and minority interest expense) recorded on the sale of three radiation therapy centers and three medical office buildings. Included in our results during the fourth quarter is a net pre-tax increase to income of $1.9 million ($1.2 million or $.02 per diluted share, net of taxes) consisting of the following: (i) a pre-tax increase of $8.8 million ($5.6 million or $.08 per diluted share, net of taxes) resulting from the reversal of an accrued liability (including accrued interest) due to a favorable Texas Supreme Court decision which reversed an unfavorable 2000 jury verdict and 2001 appellate court decision; (ii) a pre-tax increase of $6.8 million ($4.3 million or $.07 per diluted share, net of taxes) resulting from a gain realized on the disposition of an investment in a health-care related company, and; (iii) a pre-tax charge of $13.7 million ($8.7 million or $.13 per diluted share, net of taxes) resulting from the write-down of the carrying value of an acute care pediatric hospital located in Puerto Rico to its estimated realizable value.

UNIVERSAL HEALTH SERVICES, INC AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of Period	Additions		Write-Off of Uncollectible Accounts	Assets divested or transferred to facilities held-for- sale	Balance at End of Period
		Charges to Costs and Expenses	Acquisitions of Business
	(000s)
Description
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
Year ended December 31, 2004	$56,371	$307,163	$14,448	$(302,071)	$(4,530)	$71,381

Year ended December 31, 2003	$59,144	$263,724	$293	$(266,790)	—	$56,371

Year ended December 31, 2002	$61,108	$231,362	$6,260	$(239,586)	—	$59,144

Included in the charges to costs and expenses are $11,080 and $12,415 for 2003 and 2002, respectively, related to assets divested or transferred to facilities held-for-sale.