Form 10-Q
period 2005-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2005-05-10
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2005:

Class A	3,328,404
Class B	54,400,787
Class C	335,800
Class D	27,096

UNIVERSAL HEALTH SERVICES, INC.

Page 2 of 34 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Month Ended March 31,
	2005	2004
Net revenues	$1,090,981	$982,576

Operating charges:
Salaries, wages and benefits	438,232	399,914
Other operating expenses	248,816	221,111
Supplies expense	149,327	135,858
Provision for doubtful accounts	82,455	83,596
Depreciation and amortization	43,609	36,454
Lease and rental expense	17,503	17,405

	979,942	894,338

Income before interest expense, minority interests and income taxes	111,039	88,238

Interest expense, net	11,995	10,902
Minority interests in earnings of consolidated entities	9,556	4,941

Income before income taxes	89,488	72,395
Provision for income taxes	33,086	26,813

Income from continuing operations	56,402	45,582
Income from discontinued operations, net of income tax expense of $2,870 and $350 during the three month periods ended March 31, 2005 and 2004, respectively	5,007	601

Net income	$61,409	$46,183

Basic earnings per share:
From continuing operations	$0.98	$0.79
From discontinued operations	0.09	0.01

Total basic earnings per share	$1.07	$0.80

Diluted earnings per share:
From continuing operations	$0.91	$0.73
From discontinued operations	0.08	0.01

Total diluted earnings per share	$0.99	$0.74

Weighted average number of common shares - basic	57,523	57,564
Add: Shares for conversion of convertible debentures	6,577	6,577
Other share equivalents	316	946

Weighted average number of common shares and equivalents - diluted	64,416	65,087

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 34 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$54,188	$33,125
Accounts receivable, net	624,181	552,538
Supplies	61,503	60,729
Other current assets	36,039	29,663
Assets of facilities held for sale	1,058	132,870

Total current assets	776,969	808,925

Property and equipment	2,310,052	2,267,284
Less: accumulated depreciation	(853,353)	(819,218)

	1,456,699	1,448,066

Other assets:
Goodwill	619,404	619,064
Deferred charges	13,350	14,416
Other	117,345	132,372

	750,099	765,852

	$2,983,767	$3,022,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$16,113	$16,968
Accounts payable and accrued liabilities	463,027	419,116
Federal and state taxes	51,963	22,456
Liabilities of facilities held for sale	222	11,116

Total current liabilities	531,325	469,656

Other noncurrent liabilities	251,352	243,617
Minority interests	190,863	186,543
Long-term debt	684,397	852,229
Deferred income taxes	50,935	50,212
Commitments and contingencies

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2005 and 3,328,404 in 2004	33	33
Class B Common Stock, 54,379,071 shares outstanding in 2005 and 54,058,695 in 2004	544	541
Class C Common Stock, 335,800 shares outstanding in 2005 and 335,800 in 2004	3	3
Class D Common Stock, 27,096 shares outstanding in 2005 and 27,401 in 2004	—	—
Capital in excess of par, net of deferred compensation of $16,418 in 2005 and $1,659 in 2004	21,912	21,231
Cumulative dividends	(27,917)	(23,272)
Retained earnings	1,281,595	1,220,186
Accumulated other comprehensive (loss) income	(1,275)	1,864

	1,274,895	1,220,586

	$2,983,767	$3,022,843

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 34 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$61,409	$46,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	45,506	40,706
Accretion of discount on convertible debentures	3,428	3,291
Gains on sales of assets and businesses	(9,095)	—
Provision for asset impairment	3,105	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(65,960)	(71,645)
Accrued interest	4,147	4,510
Accrued and deferred income taxes	32,084	25,667
Other working capital accounts	25,197	16,310
Other assets and deferred charges	15,451	7,310
Other	3,733	5,035
Minority interest in earnings of consolidated entities, net of distributions	5,293	5,279
Accrued insurance expense, net of commercial premiums paid	21,862	19,024
Payments made in settlement of self-insurance claims	(11,548)	(6,544)

Net cash provided by operating activities	134,612	95,126

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(57,920)	(70,436)
Proceeds received from sales of assets and businesses	124,589	425
Acquisition of businesses	(5,225)	(37,665)

Net cash provided by (used in) investing activities	61,444	(107,676)

Cash Flows from Financing Activities:
Additional borrowings	8,114	19,637
Reduction of long-term debt	(176,799)	—
Issuance of common stock	771	1,431
Repurchase of common shares	(1,255)	(350)
Dividends paid	(4,645)	(4,650)
Financing costs on new revolving credit facility	(1,179)	—

Net cash (used in) provided by financing activities	(174,993)	16,068

Increase in cash and cash equivalents	21,063	3,518
Cash and cash equivalents, beginning of period	33,125	34,863

Cash and cash equivalents, end of period	$54,188	$38,381

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,422	$3,187

Income taxes paid, net of refunds	$4,272	$1,498

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 34 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended March 31, 2005. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us, or our subsidiaries, as managing general partner. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2005, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $355,000 and $374,000 during the three month periods ended March 31, 2005 and 2004, respectively. Our pre-tax share of income from the Trust was $300,000 and $342,000 during the three month periods ended March 31, 2005 and 2004, respectively, and is included in net revenues in the accompanying condensed consolidated statements of income. The carrying value of this investment was $9.2 million at March 31, 2005 and $9.5 million at December 31, 2004, and is included in other assets in the accompanying balance sheets. The market value of this investment was $22.2 million at March 31, 2005 and $25.2 million at December 31, 2004.

As of March 31, 2005, we leased five hospital facilities from the Trust with terms expiring in 2006 through 2009. On December 31, 2004 we completed the purchase of the real estate assets of the Virtue Street Pavilion located in Chalmette, Louisiana, from the Trust. Total rent expense under the operating leases on hospital facilities with the Trust was $4.1 million for the three months ended March 31, 2005 (combined expense for five facilities) and $4.5 million during three months ended March 31, 2004 (combined expense for six

Page 6 of 34 Pages

facilities). Pursuant to the leases on four of these hospital facilities we have five, five-year renewal options and we have four, five-year renewal options on the remaining hospital facility lease. Also pursuant to these leases with the Trust, we have an option to purchase the respective leased facilities at the end of the lease terms or any renewal terms. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

Other Related Party Transactions:

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, as of March 31, 2005, we had $1.1 million of gross loans outstanding to various employees (including $237,000 million to officers) which have been charged to compensation expense to date and are scheduled to be forgiven during the second quarter of 2005. As of December 31, 2004, we had $1.7 million of gross loans outstanding to various employees (including $688,000 million to officers) which had been charged to compensation expense at that date.

Our Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team own approximately 6% of the outstanding shares of Broadlane, Inc. as of March 31, 2005. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We have also committed to pay this company a license fee totaling $25.3 million over a five-year period.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of March 31, 2005 and December 31, 2004, the $190.9 million and $186.5 million, respectively, minority interest liability consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C.; (iii) a 20% outside ownership interest in an operating company that owns fourteen hospitals in France (which as discussed in Note 9, subsequent to March 31, 2005 we agreed to sell), and; (iv) a 10% outside ownership in two acute care facilities located in Louisiana.

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

With respect to two acute care facilities located in Louisiana owned by a LLC, in which we own a 90% controlling interest, the minority member has certain “put rights” which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These put rights, if exercised, would require the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility at closing, or; (ii) the minority member’s interest multiplied by the annualized net revenue of each facility for the 12 month period ending on

Page 7 of 34 Pages

the date of exercise of the put right. We also have certain “call rights” that would allow the LLC to purchase the minority member’s shares which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These call rights allow the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s interest in each facility at closing, plus a premium, or; (ii) the minority member’s percentage interest multiplied by a multiple of the annualized net revenue of each facility for the 12 month period ending on the date of exercise of the call right.

In connection with the fourteen hospitals located in France, the minority owners have certain “put rights” that, if exercised, would require us to purchase up to 100% of the shares, through March 31, 2009, at a multiple of the subsidiary’s earnings before interest, taxes, depreciation and amortization, as defined. We also have certain “call rights” that would allow us to purchase all the minority owners’ shares pursuant to this formula at any time through December 31, 2009. In April, 2005, we announced that we signed a definitive agreement to sell our 81.5% ownership interest in an operating company that owns and operates fourteen hospitals located in France. The sale is subject to regulatory approvals and we expect the closing to occur by late May, 2005.

(4) Commitments and Contingencies

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased umbrella excess policies for our subsidiaries through several commercial insurance carriers for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

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

As of March 31, 2005, the total accrual for our professional and general liability claims was $210.6 million ($179.7 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $30.9 million as of March 31, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

As of March 31, 2005, we had outstanding letters of credit and surety bonds totaling $56 million consisting of: (i) $44 million related to our self-insurance programs; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

Page 8 of 34 Pages

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

On or about March 22 through March 26, 2004, two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim is asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs seek, on behalf of a purported class of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses. Pursuant to an Order of the Court, these two cases were consolidated into one action captioned: In re Universal Health Services, Inc. Securities Litigation, Case No. CV-04-01233-JP. Subsequently, the plaintiffs filed an Amended Consolidated Class Action Complaint. The defendants moved to dismiss that complaint and on May 3, 2005, the motion to dismiss was granted with the plaintiff given 30 days to make a motion for leave to replead to allow them to file a second Amended Consolidated Class Action Complaint.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton. Plaintiff subsequently filed an amended complaint which dropped Messrs Hotz and Pantaleoni as defendants. Plaintiff purports to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. The Court has granted the parties’ joint motion in the derivative action asking that the Defendants’ time to respond to the complaint be extended until after the decision on the motion to dismiss the class action complaint.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court has not yet ruled on plaintiff’s motion.

In October, 2004, one of our subsidiaries, Aiken Regional Medical Centers, Inc., received a complaint filed in state court in South Carolina (Case No. 04-CP-02-1275). The complaint, filed by the plaintiff individually and on behalf of other unnamed, putative class members, alleges that Aiken breached its contract with the plaintiff (and other putative plaintiffs), or in the alternative Aiken was unjustly enriched, by virtue of billing and collecting full hospital charges from the plaintiff and other putative class members. Aiken has filed a motion to dismiss the complaint.

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

Page 9 of 34 Pages

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our financial position or results of operations.

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

(5) Financial Instruments

Cash Flow Hedges: As of March 31, 2005 we had no U.S. cash flow hedges outstanding.

As of March 31, 2005, one of our majority-owned subsidiaries had two interest rate swaps denominated in Euros. The total notional amount of these two interest rate swaps is 27.5 million Euros ($35.7 million based on the end of period currency exchange rate) and the swaps mature on June 30, 2005. We pay an average fixed rate of 4.35% and receive six month EURIBOR. The effective floating rate for these swaps as of March 31, 2005 was 1.45%. This same majority owned subsidiary also had two interest rate caps, one that was effective as of March 31, 2005 and another that becomes effective at a future date. The notional amount of the interest rate cap currently outstanding is 17.5 million Euros ($22.7 million), the strike price is 3.5% and the cap matures on June 30, 2005. The other interest rate cap is a forward starting cap that take effect on June 30, 2005 upon the expiration of the currently outstanding interest rate swaps and caps. The notional amount of the cap begins at 45.0 million Euros ($58.4 million) and reduces to 38.0 million Euros ($49.3 million) on December 30, 2005. The strike price is 3.3625% and the cap matures on December 29, 2006. Upon the expected sale of our French facilities during the second quarter of 2005 as discussed in Note 9, these cash flow hedges will be terminated. The sale proceeds outlined in Note 9, are net of the termination costs related to these cash flow hedges.

During the quarter ended March 31, 2005, we recorded in accumulated other comprehensive income (“AOCI”), pre-tax gains of $1.1 million ($549,000 after-tax) to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments and the amortization of losses on swaps previously terminated. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. During the quarters ended March 31, 2005 and 2004, we also recorded charges to earnings of $0 and $70,000 ($44,000 after-tax), respectively, to recognize the ineffective portion of the cash flow hedging instruments.

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and excludes hospitals shown as discontinued operations), behavioral health care services and international acute care hospital services consisting of fourteen hospitals located in France (see Note 9 regarding agreement to sell hospitals in France subsequent to March 31, 2005). The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for both periods presented are the combined assets of $5.3 million and $267.7 million as of March 31, 2005 and 2004, respectively, related to the acute care facilities reflected as discontinued operations on our

Page 10 of 34 Pages

Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services, behavioral health care services and international acute care hospital services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2004.

	Three Months Ended March 31, 2005
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,946,868	$325,897	$60,443	—	$2,333,208
Gross outpatient revenues	$690,580	$48,515	$18,039	$27,554	$784,688
Total net revenues	$806,624	$189,560	$82,036	$12,761	$1,090,981
Income/(loss) before income taxes	$85,014	$39,846	$6,356	$(41,728)	$89,488
Total assets as of 3/31/05	$2,028,913	$429,134	$326,998	$198,722	$2,983,767
Licensed beds	5,549	4,414	1,600	—	11,563
Available beds	5,033	4,356	1,592	—	10,981
Patient days	311,598	325,874	114,665	—	752,137
Admissions	67,091	25,045	24,734	—	116,870
Average length of stay	4.6	13.0	4.6	—	6.4

	Three Months Ended March 31, 2004
	Acute Care Hospital Services	Behavioral Health Services	International	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,751,418	$293,729	$55,225	—	$2,100,372
Gross outpatient revenues	$616,434	$42,976	$14,773	$21,743	$695,926
Total net revenues	$732,451	$165,903	$73,081	$11,141	$982,576
Income/(loss) before income taxes	$65,377	$33,733	$5,167	$(31,882)	$72,395
Total assets as of 3/31/04	$1,885,710	$318,982	$273,817	$486,712	$2,965,221
Licensed beds	5,652	3,904	1,588	—	11,144
Available beds	4,812	3,775	1,588	—	10,175
Patient days	303,610	283,898	119,423	—	706,931
Admissions	64,550	24,139	25,888	—	114,577
Average length of stay	4.7	11.8	4.6	—	6.2

(7) Earnings Per Share Data (“EPS”) and Stock Based Compensation

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

Page 11 of 34 Pages

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Basic:
Income from continuing operations	$56,402	$45,582
Less: Dividends on unvested restricted stock, net of taxes	(27)	(28)

Income from continuing operations – basic	56,375	45,554
Income from discontinued operations	5,007	601

Net income – basic	$61,382	$46,155

Diluted:
Income from continuing operations	$56,402	$45,582
Less: Dividends on unvested restricted stock, net of taxes	(27)	(28)
Add: Debenture interest, net of taxes	2,382	2,268

Income from continuing operations-diluted	58,757	47,822
Income from discontinued operations	5,007	601

Net income – diluted	$63,764	$48,423

Weighted average number of common shares	57,523	57,564
Net effect of dilutive stock options and grants based on the treasury stock method	316	946
Assumed conversion of discounted convertible debentures	6,577	6,577

Weighted average number of common shares and equivalents	64,416	65,087

Earnings Per Basic Share:
From continuing operations	$0.98	$0.79
From discontinued operations	0.09	.01

Total earnings per basic share	$1.07	$0.80

Earnings Per Diluted Share:
From continuing operations	$0.91	$0.73
From discontinued operations	.08	.01

Total earnings per diluted share	$0.99	$0.74

Stock-Based Compensation: At March 31, 2005, we have a number of stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for the stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant.

The Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulleting No. 107, “Share-Based Payment” (“SAB 107”) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

Page 12 of 34 Pages

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award.

The SEC deferred the effective date for SFAS 123R for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R as of January 1, 2006. As a result of adopting SFAS No. 123R, we will recognize as compensation cost in its financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Although we have not yet selected our option pricing model for applying SFAS 123R, using the Black-Scholes option pricing model, we expect to record expense related to stock options outstanding as of March 31, 2005 (assuming no cancellations) of approximately $5.0 million for the year ended December 31, 2006. The stock-based compensation expense determined under a fair value method, specifically related to stock options, was $1.3 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively. These pro forms amounts may not be representative of future expense amounts since the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Three Months Ended March 31,
(in thousands except, per share amounts)	2005	2004
Income from continuing operations	$56,402	$45,582
Add: total stock-based compensation expenses included in net income (a)	565	623
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(1,365)	(2,072)

Pro forma net income from continuing operations	55,602	44,133
Income from discontinued operations, net of income taxes	5,007	601

Pro forma net income	$60,609	$44,734

Basic earnings per share, as reported:
From continuing operations	$0.98	$0.79
From discontinued operations	0.09	0.01

Total basic earnings per share, as reported	$1.07	$0.80

Basic earnings per share, pro forma:
From continuing operations	$0.97	$0.77
From discontinued operations	0.08	0.01

Total basic earnings per share, pro forma	$1.05	$0.78

Diluted earnings per share, as reported:
From continuing operations	$0.91	$0.73
From discontinued operations	0.08	0.01

Total diluted earnings per share, as reported	$0.99	$0.74

Diluted earnings per share, pro forma:
From continuing operations	$0.90	$0.71
From discontinued operations	0.08	0.01

Total diluted earnings per share, pro forma	$0.98	$0.72

(a)	Net of income tax benefit of $331,000 and $365,000 during the three month periods ended March 31, 2005 and 2004, respectively.
(b)	Net of income tax provision of $800,000 and $1.2 million during the three month periods ended March 31, 2005 and 2004, respectively.

Page 13 of 34 Pages

(8) Comprehensive Income

Comprehensive income or loss is recorded in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”. SFAS No.130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments.

	Three Months Ended March 31,
(amounts in thousands)	2005	2004
Net income	$61,409	$46,183
Other comprehensive income (loss):
Foreign currency translation adjustments (a)	(3,688)	(2,614)
Adjustment for settlement amounts reclassified into income (b)	732	1,300
Unrealized derivative gains/(losses) on cash flow hedges (c)	(183)	(1,091)

Comprehensive income	$58,270	$43,778

(a)	Net of income tax benefit of $2.1 million during the three month period ended March 31, 2005.
(b)	Net of income tax provision of $648 and $761 during the three month periods ended March 31, 2005 and 2004, respectively.
(c)	Net of income tax provision of $105 and $639 during the three month periods ended March 31, 2005 and 2004, respectively.

(9) Dispositions and Acquisitions

Subsequent to March 31, 2005

On April 22, 2005, we announced that we entered into a Sale and Purchase Agreement of the Médi-Partenaires Group (the “Agreement”), dated April 21, 2005. Under the Agreement, we will sell our 81.5% interest in Médi-Partenaires, which owns and manages 14 hospitals in France, and the minority shareholders will contribute their interest to Financiere Opale (the “Purchaser”), an affiliate of Barclays Private Equity France and Cobalt Capital. In consideration for the shares, the Purchaser will pay the sellers 215 million Euros which at April 21, 2005 was valued at approximately $282 million U.S. We will be paid approximately 179 million Euros for our interest which at April 21, 2005 was valued at approximately $234 million, plus the amount of principal and interest on the debt owed by Médi-Partenaires to us in the amount of approximately 45 million Euros which at April 21, 2005 was valued at approximately $59 million. We will not have any further interest in the Purchaser nor the Médi-Partenaires. We expect our pre-tax sale proceeds after repayment of net debt to be approximately $295 million which will result in an after-tax gain on the sale of approximately $100 million. The sale is subject to customary regulatory approvals and the closing is expected to occur in mid to late May, 2005.

The American Jobs Creation Act (“AJCA”) was signed into law on October 22, 2004. AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated in accordance with the requirements of AJCA. We believe that it is unlikely we will be able to avail ourselves of the AJCA provision to qualify repatriation during the year ended December 31, 2005.

Page 14 of 34 Pages

During the three months ended March 31, 2005

During the first quarter of 2005, we completed the sale of two acute care facilities located in Puerto Rico: Hospital San Pablo, a 430-bed acute care hospital located in Bayamon and Hospital San Pablo del Este, a 180-bed acute care hospital in Fajardo. The sale proceeds were approximately $122 million in cash. We retained certain components of working capital. The operating results of these facilities, as well as the $3.8 million after-tax gain ($6.0 million pre-tax), recorded during the first quarter of 2005, are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2005 and 2004. Also during the quarter, we sold a home health business in Bradenton, Florida for total sale proceeds of $3.2 million. This transaction resulted in an after-tax gain of $2.0 million ($3.1 million pre-tax) which is reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three month period ended March 31, 2005.

Also during the first quarter of 2005, we acquired the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid $5.2 million in cash and assumed a $9.8 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

During the three months ended March 31, 2004

During the first quarter of 2004, we spent $37.7 million to acquire: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana, and; (ii) a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own a controlling, majority ownership interest. Also, effective January 1, 2004, we acquired four acute care facilities consisting of: (i) a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana; (ii) a 228-bed facility located in Corona, California; (iii) a 112-bed facility located in San Luis Obispo, California, and; (iv) a 65-bed facility located in Arroyo Grande, California. The $230 million combined purchase price for these four acute care facilities was funded in late December, 2003 and was included in other assets on our consolidated balance sheet as of that date. Since the majority of these acquisitions occurred on January 1, 2004, the proforma effect on our net revenues, net income and basic and diluted earnings per share for the quarter ended March 31, 2004 was immaterial.

During the first quarter of 2004, in conjunction with our strategic plan to sell two of the facilities acquired during the quarter as mentioned above, we entered into a definitive agreement to sell the 112-bed facility located in San Luis Obispo, California and the 65-bed facility located in Arroyo Grande, California. The sale of these two facilities was completed during the second quarter of 2004. In addition, subsequent to the end of the first quarter, we sold the operations of a 136-bed acute care hospital located in Shreveport, Louisiana. The combined proceeds for these sale transactions were approximately $42 million. The financial results for these three acute care facilities were reflected as discontinued operations on the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2004.

The following table shows the results of operations, on a combined basis, for all facilities reflected as discontinued operations. Our facilities in France are not included in discontinued operations as of March 31, 2005 but will be reported as such commencing in the quarter ended June 30, 2005.

	Three Months Ended March 31,
Discontinued Operations	2005	2004
Net revenues	$35,213	$82,711

(Loss)/income from operations	(1,219)	951
Gain on divestitures	9,096	—

Income from discontinued operations	7,877	951
Income tax provision	(2,870)	(350)

Income from discontinued operations, net of income taxes	$5,007	$601

Page 15 of 34 Pages

(10) Dividends

A dividend of $.08 per share or $4.6 million in the aggregate was declared by the Board of Directors on January 20, 2005 and was paid on March 15, 2005 to shareholders of record as of March 1, 2005.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan for the three month periods ended March 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost	$247	$260
Interest cost	1,072	1,076
Expected return on assets	(957)	(987)
Recognized actuarial loss	415	267

Net periodic pension cost	$777	$616

During the three months ended March 31, 2005 and 2004, there were no employer contributions paid.

Page 16 of 34 Pages

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of March 31, 2005, we operated 42 acute care hospitals and 49 behavioral health centers located in 24 states, Washington, DC, Puerto Rico and France. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 11 surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals (including the facilities located in France) and our ambulatory and radiation oncology centers accounted for 82% and 83% of our consolidated net revenues during the three month periods ended March 31, 2005 and 2004, respectively. Net revenues from our behavioral health care facilities accounted for 17% of our consolidated net revenues during each of the three month periods ended March 31, 2005 and 2004.

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

Forward-Looking Statements and Risk Factors

The matters discussed in this report as well as our news releases issued from time to time include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause industry results and/or our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	liability and other claims asserted against us;

•	liabilities arising out of shareholders’ suits which have been commenced against us and certain of our officers and directors;

•	the continuing high number of governmental inquiries, investigations and administrative and legal actions being taken against health care providers, which, if directed at us or one of our facilities, could significantly increase costs and expenses;

•	competition from other healthcare providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of one of our largest acute care facilities, and/or the loss of significant customers;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

•	our ability to successfully integrate our recent acquisitions;

•	a significant portion of our revenues are produced by a small number of our facilities;

•	our ability to finance growth on favorable terms;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	from time to time, our acute care facilities experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts;

Page 17 of 34 Pages

•	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	we have experienced increases in professional and general liability and property insurance expense during the past few years caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our condensed consolidated financial statements, including the following:

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. We report net patient service revenue at the estimated net realizable amounts from patients and third-party payors and others for services rendered.

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. We estimated certain Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Certain types of payments by the Medicare program and state Medicaid programs are subject to retroactive adjustment in future periods. We accrue for the estimated amount of these retroactive adjustments in the period when the services subject to retroactive settlement are performed. Such amounts are included in accounts receivable, net, on our consolidated balance sheet. These revenues (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retrospective review and final settlement by the Medicare program.

Medicare and Medicaid revenues represented 37% and 38% of our net revenues during the three month periods ended March 31, 2005 and 2004, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 42% and 40% of our net revenues during the three month periods ended March 31, 2005 and 2004, respectively. The large majority of the revenues generated by the acute care hospitals owned by our French subsidiary are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and a per procedure rate plus reimbursement for certain supplies.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals located in the U.S. provided charity care, based on charges at established rates, amounting to $76.2 million and $67.6 million during the three month periods ended March 31, 2005 and 2004, respectively.

Page 18 of 34 Pages

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

During the collection process the hospital establishes a partial reserve in the allowance for doubtful accounts for self-pay balances outstanding for greater than 60 days from the date of discharge. All self-pay accounts at the hospital level are fully reserved if they become outstanding for greater than 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At March 31, 2005 and December 31, 2004, accounts receivable are recorded net of allowance for doubtful accounts of $86.8 million and $71.4 million, respectively.

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

Long-Lived Assets: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

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

Page 19 of 34 Pages

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

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended March 31, 2005 and 2004 (dollar amounts in thousands):

	Three months ended March 31, 2005		Three months ended March 31, 2004
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,090,981	100.0%	$982,576	100.0%

Operating charges:
Salaries, wages and benefits	438,232	40.1%	399,914	40.7%
Other operating expenses	248,816	22.8%	221,111	22.5%
Supplies expense	149,327	13.7%	135,858	13.8%
Provision for doubtful accounts	82,455	7.6%	83,596	8.5%
Depreciation and amortization	43,609	4.0%	36,454	3.7%
Lease and rental expense	17,503	1.6%	17,405	1.8%

	979,942	89.8%	894,338	91.0%

Income before interest expense, minority interests and income taxes	111,039	10.2%	88,238	9.0%

Interest expense, net	11,995	1.1%	10,902	1.1%
Minority interests in earnings of consolidated entities	9,556	0.9%	4,941	0.5%

Income before income taxes	89,488	8.2%	72,395	7.4%

Provision for income taxes	33,086	3.0%	26,813	2.8%

Income from continuing operations	56,402	5.2%	45,582	4.6%

Income from discontinued operations, net of income taxes	5,007	0.4%	601	0.1%

Net income	$61,409	5.6%	$46,183	4.7%

Net revenues increased 11% to $1.091 billion during the three month period ended March 31, 2005 as compared to $983 million during the comparable prior year quarter. The $108 million increase during the 2005 first quarter, as compared to the comparable prior year quarter, was primarily attributable to:

•	a $77 million or 8% increase in net revenues generated at acute care hospitals (located in the U.S. and France) and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$30 million of revenues generated at an acute care hospital opened in the U.S. and behavioral health facilities acquired at various times subsequent to March 31, 2004.

Page 20 of 34 Pages

Income before income taxes increased $17.1 million to $89.5 million during the three months ended March 31, 2005 as compared to $72.4 million during the comparable prior year quarter due primarily to:

•	a $19.6 million increase in income before income taxes generated at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	a $6.1 million increase in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	an unfavorable $3.1 million pre-tax asset impairment charge related to a women’s hospital located in Edmond, Oklahoma, and;

•	a $5.5 million decrease to income before income taxes resulting from other combined net unfavorable changes.

Net income increased $15.2 million during the first quarter of 2005, as compared to the comparable prior year quarter due primarily to:

•	the $17.1 million increase in income before income taxes, as discussed above;

•	a $1.4 million after-tax decrease due to a combined $800,000 after-tax operating loss ($1.2 million pre-tax) incurred during the first quarter of 2005 at our facilities reflected as discontinued operations as compared to $600,000 of after-tax income ($1.0 million of pre-tax) generated at these facilities during the first quarter of 2004;

•	a $3.8 million after-tax gain ($6.0 million pre-tax) on the sale of two acute care hospitals located in Puerto Rico recorded during the first quarter of 2005 (included in Income from discontinued operations, net of income taxes on our Condensed Consolidated Statements of Income);

•	a $2.0 million after-tax gain ($3.1 million pre-tax) on the sale of a home health business in Bradenton, Florida recorded during the first quarter of 2005 (included in Income from discontinued operations, net of income taxes on our Condensed Consolidated Statements of Income);

•	an unfavorable $6.3 million increase in income taxes resulting from the tax provision on the increase in income before income taxes.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities located in the U.S., on a same facility basis, and is used in the discussion below for the three months ended March 31, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended March 31,
Same Facility – Acute Care	2005	%	2004	%
Net revenues	$792,511	100.0	$729,364	100.0

Salaries, wages and benefits	286,646	36.2	275,243	37.7
Other operating expenses	181,081	22.9	164,529	22.6
Supplies expense	111,676	14.1	104,315	14.3
Provision for doubtful accounts	76,554	9.7	78,538	10.8
Depreciation and amortization	31,258	3.9	28,501	3.9
Lease and rental	11,427	1.4	11,869	1.6

Subtotal operating expenses	698,642	88.2	662,995	90.9

Income before interest expense, minority interests and income taxes	93,869	11.8	66,369	9.1

Interest expense, net	153	0.0	65	0.0

Minority interests in earnings of consolidated entities	7,058	0.9	3,059	0.4

Income before income taxes	$86,658	10.9	$63,245	8.7

Page 21 of 34 Pages

On a same facility basis during the three month period ended March 31, 2005, as compared to the comparable prior year quarter, net revenues at our acute care hospitals located in the U.S. increased 8.7% and income before income taxes increased $23.5 million or 37.0% to $86.7 million during the 2005 quarter as compared to $63.2 million during the 2004 first quarter. Inpatient admissions to these facilities increased 2.4% during the 2005 first quarter, as compared to the prior period, while patient days increased 1.6%. The average length of patient stay at these facilities remained unchanged at 4.7 days during each of the three month periods ended March 31, 2005 and 2004. The occupancy rate, based on the average available beds at these facilities, was 68.7% during the first quarter of 2005, as compared to 69.3% during the prior year quarter. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations and Medicare increases that became effective on October 1, 2004. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our acute care facilities located in the U.S. increased 6.2% and net revenue per adjusted patient day at these facilities increased 7.2% during the first quarter of 2005, as compared to the comparable prior year quarter.

Revenue growth in the acute care division resulted primarily from admissions growth and an increase in revenue per adjusted patient day. A busier flu season and the exclusion of the two acute care hospitals located in Puerto Rico, which were divested at the end of March, 2005 and have been reflected as discontinued operations, contributed to the positive admissions trend. Admissions growth was particularly strong in the Las Vegas market, which has benefited from the higher occupancy rates at Spring Valley Hospital Medical Center (opened late in 2003) and by additional capacity opened at Summerlin Hospital Medical Center during the third quarter of 2004.

During the three month period ended March 31, 2005, as compared to the comparable prior year quarter, we experienced a decrease in the combined admissions and patients days at our two acute care hospitals located in the McAllen/Edinburg, Texas market, due primarily to continued intense hospital and physician competition. Combined income before income taxes at these two facilities, which decreased $23.4 million during the year ended December 31, 2004, as compared to the 2003 twelve month period, decreased 1% or $100,000 during the first quarter of 2005, as compared to the comparable prior year quarter. We expect the competitive pressures in the market to continue and potentially intensify. A physician-owned hospital in the market added new inpatient capacity in late December, 2004 which has eroded a portion of our higher margin business, including cardiac procedures. As competition in the market has increased, wage rates and physician recruiting costs have risen increasing the continued pressure on operating margins and profitability.

The following table summarizes the results of operations for all our acute care operations located in the U.S., during the three months ended March 31, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended March 31,
Total – Acute Care	2005	%	2004	%
Net revenues	$806,624	100.0	$732,451	100.0

Salaries, wages and benefits	294,226	36.5	275,690	37.6
Other operating expenses	183,611	22.8	164,873	22.6
Supplies expense	113,267	14.0	104,341	14.2
Provision for doubtful accounts	78,299	9.7	78,538	10.7
Depreciation and amortization	33,053	4.1	28,501	3.9
Lease and rental	11,989	1.5	12,007	1.6

Subtotal operating expenses	714,445	88.6	663,950	90.6

Income before interest expense, minority interests and income taxes	92,179	11.4	68,501	9.4

Interest expense, net	153	0.0	65	0.0

Minority interests in earnings of consolidated entities	7,012	0.9	3,059	0.5

Income before income taxes	$85,014	10.5	$65,377	8.9

Page 22 of 34 Pages

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

A significant portion of the revenue generated at our acute care facilities located in the U.S. is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 36% and 39% of our net patient revenues during the three month periods ended March 31, 2005 and 2004, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of our operations are subject to administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

Approximately 40% during the quarter ended March 31, 2005 and 38% during the quarter ended March 31, 2004, of the net patient revenues at our acute care facilities were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $9.3 million during the first quarter of 2005 and $10.5 million during the first quarter of 2004 related to DSH programs. The Texas and South Carolina programs have been renewed for each state’s 2005 fiscal years and we expect the DSH reimbursements to be no less than the amounts received during each state’s 2004 fiscal years. Failure to renew these DSH programs beyond their scheduled termination dates (June 30, 2005 for South Carolina and August 31, 2005 for Texas), failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

During 2004, the Centers for Medicaid Services (“CMS”) approved a plan, submitted by the state of Texas, requesting CMS’s approval to expand the Texas supplemental inpatient reimbursement methodology. The general provisions of this supplemental payment methodology, which is governed by federal statute and regulations, includes: (i) matching federal dollars to the state for certain qualifying Medicaid expenditures; (ii) the federal government permitting the state to use the inter-governmental transfer of funds between state and local entities, and; (iii) subjecting supplemental payments made to hospitals to federally mandated limits. Included in our financial results during the first quarter of 2005 was $3.3 million of incremental revenue earned pursuant to the provisions of this program. Although we can provide no assurance that this program will remain in place, we expect to earn on an incremental basis (assuming the program remains unchanged and including the amount earned during the first quarter of 2005), approximately $12 million during 2005 in connection with this program.

Page 23 of 34 Pages

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three months ended March 31, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended March 31,
Same Facility – Behavioral Health	2005	%	2004	%
Net revenues	$173,991	100.0	$165,903	100.0

Salaries, wages and benefits	82,191	47.2	78,348	47.2
Other operating expenses	34,047	19.6	33,120	20.0
Supplies expense	10,437	6.0	9,723	5.9
Provision for doubtful accounts	4,154	2.4	4,867	2.9
Depreciation and amortization	3,839	2.2	3,843	2.3
Lease and rental	2,037	1.2	2,132	1.3

Subtotal operating expenses	136,705	78.6	132,033	79.6

Income before interest expense, minority interests and income taxes	37,286	21.4	33,870	20.4

Interest expense, net	3	0.0	3	0.0

Minority interests in earnings of consolidated entities	149	0.1	134	0.1

Income before income taxes	$37,134	21.3	$33,733	20.3

On a same facility basis during the three month period ended March 31, 2005, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities increased $8.1 million or 4.9%. Income before income taxes increased $3.4 million or 10.1% to $37.1 million during the 2005 quarter as compared to $33.7 million during the 2004 first quarter. Inpatient admissions to these facilities increased 0.3% during the 2005 first quarter, as compared to the prior period, while patient days increased 2.8% due to a 2.5% increase in the average length of patient stay which increased to 12.1 days during the first quarter of 2005 as compared to 11.8 days during the first quarter of the prior year. The occupancy rate, based on the average available beds at these facilities, was 82.1% during the first quarter of 2005, as compared to 82.6% during the prior year quarter. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our behavioral health care facilities increased 5.2% and net revenue per adjusted patient day at these facilities increased 2.8% during the first quarter of 2005, as compared to the comparable prior year quarter.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three months ended March 31, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended March 31,
Total – Behavioral Health	2005	%	2004	%
Net revenues	$189,560	100.0	$165,903	100.0

Salaries, wages and benefits	91,083	48.0	78,348	47.2
Other operating expenses	36,626	19.3	33,120	20.0
Supplies expense	11,298	6.0	9,723	5.9
Provision for doubtful accounts	3,893	2.1	4,867	2.9
Depreciation and amortization	4,220	2.2	3,843	2.3
Lease and rental	2,442	1.3	2,132	1.3

Subtotal operating expenses	149,562	78.9	132,033	79.6

Income before interest expense, minority interests and income taxes	39,998	21.1	33,870	20.4

Interest expense, net	3	0.0	3	0.0

Minority interests in earnings of consolidated entities	149	0.1	134	0.1

Income before income taxes	$39,846	21.0	$33,733	20.3

Page 24 of 34 Pages

Behavioral Health Care Services-General

Prior to January 1, 2005, behavioral health facilities, which are generally excluded from the inpatient services PPS, were reimbursed on a reasonable cost basis by the Medicare program (“TEFRA Payment”), but were generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs were exempt from this limitation. The discharge ceiling is higher for those hospitals that were excluded from PPS before October 1, 1997. Congress required the Centers for Medicare and Medicaid Services (“CMS”) to develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program (“Psych PPS”). On November 15, 2004, CMS published final regulations that implement Psych PPS, which is effective beginning on an inpatient psychiatric facility’s first cost reporting period beginning on or after January 1, 2005. This new system generally became effective for most of our hospitals on January 1, 2005. The federal prospective rate is a base prospective per diem rate and is adjusted for individual hospital demographic factors including: geographic location, resident teaching program status and licensed emergency room department status. The base per diem rate is also adjusted for patient specific demographic factors including: patient age, medical diagnosis and the existence of certain co-morbid medical conditions. The base per diem rate is paid based on sliding scale payment adjustment factors wherein a provider will receive an increased per diem for day one of the patient stay and the per diem payment will decrease during the patient hospital stay based on a published CMS sliding scale. Psych PPS will be implemented over a four-year period with Year 1 having a blended Medicare payment rate based on seventy-five percent (75%) TEFRA payment and twenty-five percent (25%) Psych PPS payment. For PPS transition Years 2, 3 and 4, the blended rate is 50% TEFRA and 50% Psych PPS, 25% TEFRA and 75% Psych PPS, 0% TEFRA and 100% Psych PPS, respectively. We believe the implementation of behavioral health impatient PPS will have a favorable affect on our future results of operations, however, due to the four-year phase-in period, we do not believe the favorable affect will have a material impact on our 2005 results of operations.

A significant portion of the revenue generated at our behavioral health care facilities is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 40% and 37% of our net patient revenues during the three month periods ended March 31, 2005 and 2004, respectively.

Approximately 49% during the first quarter of 2005 and 50% during the first quarter of 2004, of the net patient revenues at our behavioral health care facilities were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

International and Other Operating Results

Combined net revenues from our international and other operating entities including outpatient surgery centers, radiation centers and an 80% ownership interest in an operating company that owns fourteen hospitals in France, increased to $93 million during the three month period ended March 31, 2005 as compared to $82 million during the comparable prior year quarter. The increases in combined net revenues of $11 million during the three months ended March 31, 2005, as compared to the prior year quarter, was primarily attributable to a $5 million or 7.0% increase in the same facility revenues generated at our French facilities and $4 million resulting from a favorable change in the foreign currency exchange rate.

Page 25 of 34 Pages

Combined income before income taxes from the other operating entities was $4 million during the first quarter of 2005 as compared to $6 million during the first quarter of 2004. The $2 million net decrease was due primarily to a $3 million pre-tax asset impairment charge during the first quarter of 2005 recorded in connection with a women’s hospital located in Edmond, Oklahoma which reduced the carrying-value of the facility to its estimated net realizable value. Partially offsetting this charge was $1 million of increased income generated at the facilities located in France.

On a same facility basis at our hospitals located in France (excluding the effects of changes in the foreign currency exchange rate), net revenues increased $5 million or 7% during 2005 first quarter, as compared to the comparable quarter of 2004. Inpatient admissions to our facilities located in France decreased 4.5% during the three months ended March 31, 2005, as compared to the comparable prior year quarter. Patient days at these facilities decreased 2.9% during the first quarter of 2005, as compared to the comparable 2004 quarter and the average length of stay at these facilities remained unchanged at 4.6 days. The occupancy rate, based on the average available beds at these facilities, was 80.0% during the first quarter of 2005 as compared to 82.6% during the first quarter of 2004. The large majority of the revenues generated by our hospitals located in France are paid by the government based on predetermined rates established in May of each year and consist of a per diem payment and per procedure rate plus reimbursement for certain supplies.

On April 22, 2005, we announced that we entered into a Sale and Purchase Agreement of the Médi-Partenaires Group (the “Agreement”), dated April 21, 2005. Under the Agreement, we will sell our 81.5% interest in Médi-Partenaires, which owns and manages 14 hospitals in France, and the minority shareholders will contribute their interest to Financiere Opale (the “Purchaser”), an affiliate of Barclays Private Equity France and Cobalt Capital. In consideration for the shares, the Purchaser will pay the sellers 215 million Euros which at April 21, 2005 was valued at approximately $282 million U.S. We will be paid approximately 179 million Euros for our interest which at April 21, 2005 was valued at approximately $234 million, plus the amount of principal and interest on the debt owed by Médi-Partenaires to us in the amount of approximately 45 million Euros which at April 21, 2005 was valued at approximately $59 million. We will not have any further interest in the Purchaser nor the Médi-Partenaires. We expect our pre-tax sale proceeds after repayment of net debt to be approximately $295 million which will result in an after-tax gain on the sale of approximately $100 million. The sale is subject to customary regulatory approvals and the closing is expected to occur in mid to late May, 2005.

Interest expense increased $1 million to $12 million during the three months ended March 31, 2005 as compared to $11 million during the comparable prior year quarter.

The effective tax rate was 37.0% during each of the three month periods ended March 31, 2005 and 2004.

Discontinued Operations

During 2004 and the first quarter of 2005, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold the acute care facilities and surgery and radiation therapy centers listed below.

(i)	a 112-bed hospital located in San Luis Obispo, California (sold in second quarter of 2004);

(ii)	a 65-bed hospital located in Arroyo Grande, California (sold in second quarter of 2004);

(iii)	a 136-bed leased hospital in Shreveport, Louisiana (sold in second quarter of 2004);

(iv)	a 106-bed hospital located in La Place, Louisiana (sold in second quarter of 2004);

(v)	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold in third quarter of 2004),

(vi)	a 430-bed hospital located in Bayamon, Puerto Rico (sold in the first quarter of 2005);

(vii)	a 180-bed hospital located in Fajardo, Puerto Rico (sold in the first quarter of 2005),

(viii)	a home health business in Bradenton, Florida (sold in the first quarter of 2005), and;

(ix)	ownership interests in six outpatient surgery centers and a radiation therapy (sold at various times during 2004 and 2005).

Page 26 of 34 Pages

The operating results of the divested hospitals and surgery and radiation therapy centers are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three month periods ended March 31, 2005 and 2004. The first quarter of 2005 divestitures, as noted above, resulted in a combined $9.1 million pre-tax gain ($5.8 million after-tax) which is included in “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three month period ended March 31, 2005.

The following table shows the results of operations of these facilities, on a combined basis, for the three month periods ended March 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended March 31,
Discontinued Operations	2005	2004
Net revenues	$35,213	$82,711

(Loss)/income from operations	(1,219)	951
Gain on divestitures	9,096	—

Income from discontinued operations	7,877	951
Income tax provision	(2,870)	(350)

Income from discontinued operations, net of income taxes	$5,007	$601

Professional and General Liability Claims

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen. As a result, effective January 1, 2002, most of our subsidiaries were self-insured for malpractice exposure up to $25 million per occurrence. We purchased umbrella excess policies for our subsidiaries through several commercial insurance carriers for coverage in excess of $25 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

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

As of March 31, 2005, the total accrual for our professional and general liability claims was $210.6 million ($179.7 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $30.9 million as of March 31, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Page 27 of 34 Pages

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $135 million during the three months ended March 31, 2005 and $95 million during the comparable prior year quarter. Included in the $40 million net increase was the following:

•	a favorable change of $14 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses and provision for asset impairment);

•	a favorable change of $9 million in other working capital accounts;

•	a favorable change of $6 million in accrued and deferred income taxes, and;

•	$11 million of other net favorable changes.

Net cash provided by/used in investing activities

During the three month period ended March 31, 2005, we generated $61 million of net cash provided by investing activities as compared to $108 million of net cash used in investing activities during the three months ended March 31, 2004.

During the first quarter of 2005, we generated $125 million of proceeds from the sale of two acute care facilities located in Puerto Rico and a home health business in Florida. Also during the quarter, we spent $58 million to finance capital expenditures and $5 million on the purchase of membership interests McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C. Included in the capital expenditures during the quarter were costs incurred in connection with construction of a new 100-bed acute care facility located in Eagle Pass, Texas.

During the first quarter of 2004, we spent $70 million to finance capital expenditures and an additional $38 million on the acquisition of: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana, and; (ii) a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we own a controlling majority ownership interest.

We expect to spend approximately $275 million for capital expenditures during 2005 (including the amount spent during the first three months of 2005), including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals.

Net cash provided by/used in financing activities

During the three month period ended March 31, 2005, we used $175 million of net cash in financing activities as compared to $16 million of net cash provided by financing activities during the first quarter of 2004. The $175 million of net cash used in financing activities during the first quarter of 2005 consisted primarily of the following: (i) $169 million of net debt repayments (net of $8 million of additional borrowings on our French credit agreement) consisting primarily of repayments under our $500 million unsecured non-amortizing revolving credit agreement; (ii) $5 million spent during the quarter to pay an $.08 per share quarterly cash dividend, and; (iii) $1 million of other net cash used in financing activities.

The $16 million of net cash provided by financing activities during the first quarter of 2004 consisted of the following: (i) $20 million of additional borrowing, used in addition to cash flows generated from operating activities, to finance the acquisitions and capital expenditures made during the quarter; (ii) $5 million spent during the quarter to pay an $.08 per share quarterly cash dividend, and; (iii) $1 million of other net cash provided by financing activities.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the first quarter of 2005, we terminated a $400 million revolving credit agreement and replaced it with a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The

Page 28 of 34 Pages

agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services Inc. At March 31, 2005, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of March 31, 2005, we had $366 million of unused borrowing capacity available under the terms of this revolving credit agreement.

Our 80% owned French subsidiary has a senior credit agreement denominated in Euros which provides for a total commitment of 85 million Euros. The loan, which is non-recourse to us, matures on December 4, 2009. The committed amount available under this agreement amortizes to zero over the life of the agreement. Interest on the loan is determined at the option and can be based on the one, two three and six month EURIBOR plus a spread of 2.00% to 2.50%. The spread in effect at March 31, 2005 was 2.25%. As of March 31, 2005, the interest rate was 4.48% (including the borrowing spread of 2.25%) and the effective interest rate including the effects of the designated interest rate swaps and the spread of 2.25% was 4.42%. As of March 31, 2005, there were 62 million Euros ($80 million) of debt outstanding, and 23 million Euros ($30 million) of unused borrowing capacity, pursuant to the terms of this agreement. Upon the expected sale of our French facilities during the second quarter of 2005, as discussed in Note 9, this senior credit agreement will be terminated and the outstanding borrowings will be repaid. The sale proceeds outlined in Note 9, are net of the expected debt repayments on this facility.

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

Our total debt as a percentage of total capitalization was 35% at March 31, 2005 and 42% at December 31, 2004. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2005.

We expect to finance all capital expenditures, acquisitions and potential stock repurchases with internally generated funds, expected sale proceeds resulting from the divestiture of our 81.5% interest in Médi-Partenaires, as mentioned above, and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) additional borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2005, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2004.

As of March 31, 2005 we were party to certain off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds, as of March 31, 2005, totaled $56 million consisting of: (i) $44 million related to our self-insurance programs; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

Page 29 of 34 Pages

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months of 2005. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder. There have been no significant changes in our internal control over financial reporting or in other factors during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 30 of 34 Pages

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

On or about March 22 through March 26, 2004, two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim is asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs seek, on behalf of a purported class of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses. Pursuant to an Order of the Court, these two cases were consolidated into one action captioned: In re Universal Health Services, Inc. Securities Litigation, Case No. CV-04-01233-JP. Subsequently, the plaintiffs filed an Amended Consolidated Class Action Complaint. The defendants moved to dismiss that complaint and on May 3, 2005, the motion to dismiss was granted with the plaintiff given 30 days to make a motion for leave to replead to allow them to file a second Amended Consolidated Class Action Complaint.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton. Plaintiff subsequently filed an amended complaint which dropped Messrs Hotz and Pantaleoni as defendants. Plaintiff purports to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. The complaint also seeks equitable relief and attorneys’ fees. We are named as a nominal defendant in that action. The Court has granted the parties’ joint motion in the derivative action asking that the Defendants’ time to respond to the complaint be extended until after the decision on the motion to dismiss the class action complaint.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court has not yet ruled on plaintiff’s motion.

In October, 2004, one of our subsidiaries, Aiken Regional Medical Centers, Inc., received a complaint filed in state court in South Carolina (Case No. 04-CP-02-1275). The complaint, filed by the plaintiff individually and on behalf of other unnamed, putative class members, alleges that Aiken breached its contract with the plaintiff (and other putative plaintiffs), or in the alternative Aiken was unjustly enriched, by virtue of billing and collecting full hospital charges from the plaintiff and other putative class members. Aiken has filed a motion to dismiss the complaint.

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

Page 31 of 34 Pages

therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

During 1998, 1999 and 2004, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 14 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of these programs, we purchased 28,645 shares at an average price of $44.14 per share or $1.3 million in the aggregate during the first quarter of 2005. Since inception of the stock purchase program in 1998 through March 31, 2005, we purchased a total of 11,466,049 shares at an average purchase price of $25.81 per share or $295.9 million in the aggregate. As of March 31, 2005, the maximum number of shares that may yet be purchased under the program is 2,533,951 shares.

2004 period	Total number of shares purchased	Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
January, 2005	25,000	25,000	$43.64	$1,091	2,537,596

February, 2005	1,700	1,700	$46.02	$78	2,535,896

March, 2005	1,945	1,945	$48.85	$95	2,533,951

Total January through March	28,645	28,645	$44.14	$1,264	2,533,951

Dividends

During each of the quarters ended March 31, 2005 and 2004, we declared and paid dividends of $.08 per share.

Item 5. Other Information

Subsequent to March 31, 2005, O. Edwin French retired and ceased being a Senior Vice President of the Company. Pursuant to an agreement between Mr. French and the Company, Mr. French will remain an employee of the Company at his current salary through June 30, 2005.

Page 32 of 34 Pages

Item 6. Exhibits

(a) Exhibits:

10.1	Restricted Stock Purchase Agreement by and between Universal Health Services, Inc. and Alan B. Miller, Chairman of the Board, President and Chief Executive Officer of the Company.

10.2	Credit Agreement, dated as of March 4, 2005, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., Suntrust Bank and Wachovia Bank, National Association, as Co- Documentation Agents, previously filed on Form 8-K on March 8, 2005, is hereby incorporated by reference.

10.3	Universal Health Services, Inc. 2005 Stock Incentive Plan, previously filed on Form 8-K on April 4, 2005, is hereby incorporated by reference.

10.4	Universal Health Services, Inc. 2005 Executive Incentive Plan, previously filed on Form 8-K on April 4, 2005, is hereby incorporated by reference.

10.5	Sale and Purchase Agreement of the Médi-Partenaires Group, dated April 21, 2005, among UHS International, Inc, Santé et Loisirs, CMS Staff, SF Staff, MP Staff and Financiere Opale, previously filed on Form 8-K on April 28, 2005, is hereby incorporated by reference.

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

Universal Health Services, Inc.
(Registrant)

Date: May 10, 2005	/s/Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer).

Page 34 of 34 Pages