Form 10-Q
period 2005-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2005-08-09
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2005:

Class A	3,328,404
Class B	52,042,467
Class C	335,800
Class D	26,846

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

Page 2 of 36 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Month Ended June 30,		Six Month Ended June 30,
	2005	2004	2005	2004
Net revenues	$990,888	$905,494	$1,997,533	$1,812,620

Operating charges:
Salaries, wages and benefits	407,897	369,335	814,237	740,793
Other operating expenses	234,707	213,274	465,872	421,229
Supplies expense	126,124	113,521	252,660	229,105
Provision for doubtful accounts	95,478	74,244	177,886	157,801
Depreciation and amortization	37,988	35,033	77,684	68,342
Lease and rental expense	15,288	15,255	30,755	30,148

	917,482	820,662	1,819,094	1,647,418

Income before interest expense, minority interests and income taxes	73,406	84,832	178,439	165,202

Interest expense, net	7,450	9,359	18,126	18,926
Minority interests in earnings of consolidated entities	7,926	5,183	15,845	8,710

Income before income taxes	58,030	70,290	144,468	137,566
Provision for income taxes	21,398	25,908	53,146	50,671

Income from continuing operations	36,632	44,382	91,322	86,895

Income from discontinued operations, net of income tax expense of $57,516 and $2,470 during the three month periods ended June 30, 2005 and 2004, respectively, and $61,723 and $4,874 during the six months ended June 30, 2005 and 2004, respectively	122,211	3,907	128,930	7,578

Net income	$158,843	$48,289	$220,252	$94,473

Basic earnings per share:
From continuing operations	$0.65	$0.77	$1.60	$1.51
From discontinued operations	2.16	0.07	2.26	0.13

Total basic earnings per share	$2.81	$0.84	$3.86	$1.64

Diluted earnings per share:
From continuing operations	$0.61	$0.72	$1.50	$1.40
From discontinued operations	1.92	0.06	2.01	0.12

Total diluted earnings per share	$2.53	$0.78	$3.51	$1.52

Weighted average number of common shares - basic	56,425	57,622	56,974	57,593
Add: Shares for conversion of convertible debentures	6,577	6,577	6,577	6,577
Other share equivalents	646	774	481	860

Weighted average number of common shares and equivalents - diluted	63,648	64,973	64,032	65,030

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 36 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$114,747	$33,125
Accounts receivable, net	550,437	552,538
Supplies	54,479	60,729
Other current assets	33,784	29,663
Deferred income taxes	9,328	—
Assets of facilities held for sale	—	132,870

Total current assets	762,775	808,925

Property and equipment	2,202,369	2,267,284
Less: accumulated depreciation	(851,307)	(819,218)

	1,351,062	1,448,066

Other assets:
Goodwill	531,959	619,064
Deferred charges	10,505	14,416
Other	107,124	132,372

	649,588	765,852

	$2,763,425	$3,022,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,994	$16,968
Accounts payable and accrued liabilities	401,773	419,116
Federal and state taxes	77,814	22,456
Liabilities of facilities held for sale	—	11,116

Total current liabilities	483,581	469,656

Other noncurrent liabilities	254,199	243,617
Minority interests	168,849	186,543
Long-term debt	525,849	852,229
Deferred income taxes	49,161	50,212
Commitments and contingencies

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2005 and 3,328,404 in 2004	33	33
Class B Common Stock, 52,036,190 shares outstanding in 2005 and 54,058,695 in 2004	520	541
Class C Common Stock, 335,800 shares outstanding in 2005 and 335,800 in 2004	3	3
Class D Common Stock, 26,956 shares outstanding in 2005 and 27,401 in 2004	—	—
Capital in excess of par	—	22,890
Deferred compensation	(12,314)	(1,659)
Cumulative dividends	(32,387)	(23,272)
Retained earnings	1,335,654	1,220,186
Accumulated other comprehensive (loss) income	(9,723)	1,864

	1,281,786	1,220,586

	$2,763,425	$3,022,843

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 36 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$220,252	$94,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	85,758	81,399
Accretion of discount on convertible debentures	6,244	5,997
Gains on sales of assets and businesses, net of accrued income taxes	(126,507)	(1,486)
Provision for asset impairment	3,105	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(46,358)	(39,323)
Accrued interest	734	28
Accrued and deferred income taxes, excluding income taxes on gains on sales of assets and businesses	(4,140)	15,152
Other working capital accounts	47,485	42,350
Other assets and deferred charges	3,554	(2,259)
Other	4,117	1,386
Minority interest in earnings of consolidated entities, net of distributions	12,668	11,742
Accrued insurance expense, net of commercial premiums paid	42,945	39,307
Payments made in settlement of self-insurance claims	(19,419)	(24,091)

Net cash provided by operating activities	230,438	224,675

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(108,847)	(118,018)
Proceeds received from sales of assets and businesses	377,136	68,777
Acquisition of businesses	(5,225)	(142,391)

Net cash provided by (used in) investing activities	263,064	(191,632)

Cash Flows from Financing Activities:
Additional borrowings	7,823	—
Reduction of long-term debt	(263,290)	(23,713)
Issuance of common stock	11,443	1,795
Repurchase of common shares	(157,526)	(350)
Dividends paid	(9,115)	(9,303)
Financing costs on new revolving credit facility	(1,215)	—

Net cash used in financing activities	(411,880)	(31,571)

Increase in cash and cash equivalents	81,622	1,472
Cash and cash equivalents, beginning of period	33,125	34,863

Cash and cash equivalents, end of period	$114,747	$36,335

Supplemental Disclosures of Cash Flow Information:
Interest paid	$15,397	$15,796

Income taxes paid, net of refunds	$58,195	$40,494

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 36 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended June 30, 2005. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2005, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $353,000 and $367,000 during the three month periods ended June 30, 2005 and 2004, respectively, and $708,000 and $741,000 during the six month periods ended June 30, 2005 and 2004, respectively. Our pre-tax share of income from the Trust was $609,000 and $413,000 during the three month periods ended June 30, 2005 and 2004, respectively, and $909,000 and $755,000 during the six month periods ended June 30, 2005 and 2004, respectively, and is included in net revenues in the accompanying condensed consolidated statements of income. The carrying value of this investment was $8.8 million at June 30, 2005 and $9.5 million at December 31, 2004, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $30.0 million at June 30, 2005 and $25.2 million at December 31, 2004.

Page 6 of 36 Pages

As of June 30, 2005, we leased the following five hospital facilities from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2006	25	(a)
Wellington Regional Medical Center	Acute Care	$2,495,000	December, 2006	25	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$1,857,000	December, 2006	25	(b)
Chalmette Medical Center	Acute Care	$960,000	March, 2008	10	(c)
The Bridgeway	Behavioral Health	$683,000	December, 2009	15	(d)

(a)	We have five 5-year renewal options at existing lease rates (through 2031).
(b)	We have three 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at lease rates based upon the then five-year Treasury rate plus a spread (through March, 2018).
(d)	We have one 5-year renewal option at existing lease rates (through 2014) and two 5-year renewal options at fair market value lease rates (2015 through 2024).

The Trust commenced operations in 1986 by purchasing certain subsidiaries from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms, with the base rents set forth in the leases effective for all but the last two renewal terms. Each lease also provided for additional or bonus rental, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon rental. This lease amendment was in connection with certain concessions granted by us with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with our subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

Total rent expense under the operating leases on these five hospital facilities with the Trust was $4.0 million and $4.1 million during the three months ended June 30, 2005 and 2004, respectively, and $8.1 million and $8.2 million during six months ended June 30, 2005 and 2004, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

Other Related Party Transactions:

Our Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team own approximately 6% of the outstanding shares of Broadlane, Inc. as of June 30, 2005. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We have also committed to pay this company a license fee totaling $25.3 million over a five-year period, of which $5.2 million has been paid as of June 30, 2005.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of June 30, 2005 and December 31, 2004, the $168.8 million and $186.5 million, respectively, minority interest liability consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C., and; (iii) a 10% outside ownership in two acute care facilities located in Louisiana.

Page 7 of 36 Pages

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

As of June 30, 2005, the total accrual for our professional and general liability claims was $215.3 million ($191.6 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $23.7 million as of June 30, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Page 8 of 36 Pages

As of June 30, 2005, we had outstanding letters of credit and surety bonds totaling $65 million consisting of: (i) $52 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

On or about March 22 through March 26, 2004, two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim was asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs sought, on behalf of a purported class of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses. Pursuant to an Order of the Court, these two cases were consolidated into one action captioned: In re Universal Health Services, Inc. Securities Litigation, Case No. CV-04-01233-JP. Subsequently, the plaintiffs filed an Amended Consolidated Class Action Complaint. The Court granted defendants’ motion to dismiss this complaint and thereafter dismissed the action with prejudice when plaintiffs chose not to replead.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton. Plaintiff subsequently filed an amended complaint which dropped Messrs Hotz and Pantaleoni as defendants. Plaintiff purported to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. This action also has been dismissed with prejudice as a result of a stipulation of counsel entered into contemporaneously with the dismissal of the above referenced class action.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court granted plaintiff’s motion to remand and the case will proceed in Nevada state court. On July 22, 2005, plaintiff’s counsel, with our consent, filed a first amended complaint, adding two additional plaintiff’s (husband and wife) alleging similar “facts” and claiming similar federal and state causes of action. We anticipate filing a motion to dismiss plaintiff’s claims in the next few weeks.

In October, 2004, one of our subsidiaries, Aiken Regional Medical Centers, Inc., received a complaint filed in state court in South Carolina (Case No. 04-CP-02-1275). The complaint, filed by the plaintiff individually and on behalf of other unnamed, putative class members, alleges that Aiken breached its contract with the plaintiff (and other putative plaintiffs), or in the alternative Aiken was unjustly enriched, by virtue of billing and collecting full hospital charges from the plaintiff and other putative class members. Aiken has filed a motion to dismiss the complaint. The plaintiff has voluntarily dismissed the complaint, without prejudice as to the purported class, but with prejudice as to the named plaintiff.

Page 9 of 36 Pages

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

(5) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for both periods presented are the combined assets of $7.6 million and $466.1 million as of June 30, 2005 and 2004, respectively, related to the acute care facilities and international acute care hospital services reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2004.

	Three Months Ended June 30, 2005
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,839,847	$344,811	—	$2,184,658
Gross outpatient revenues	$718,853	$51,466	$20,921	$791,240
Total net revenues	$780,873	$199,388	$10,627	$990,888
Income/(loss) before income taxes	$51,225	$43,890	$(37,085)	$58,030
Total assets as of 6/30/05	$2,028,433	$428,654	$306,338	$2,763,425
Licensed beds	5,552	4,456	—	10,008
Available beds	5,134	4,373	—	9,507
Patient days	289,568	343,214	—	632,782
Admissions	64,301	25,983	—	90,284
Average length of stay	4.5	13.2	—	7.0

Page 10 of 36 Pages

	Six Months Ended June 30, 2005
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$3,786,715	$670,708	—	$4,457,423
Gross outpatient revenues	$1,409,433	$99,981	$44,111	$1,553,525
Total net revenues	$1,587,497	$388,948	$21,088	$1,997,533
Income/(loss) before income taxes	$134,429	$83,611	$(73,572)	$144,468
Total assets as of 6/30/05	$2,028,433	$428,654	$306,338	$2,763,425
Licensed beds	5,551	4,435	—	9,986
Available beds	5,130	4,364	—	9,494
Patient days	602,068	669,088	—	1,271,156
Admissions	131,392	51,028	—	182,420
Average length of stay	4.6	13.1	—	7.0

	Three Months Ended June 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,644,878	$310,737	—	$1,955,615
Gross outpatient revenues	$632,882	$46,472	$19,124	$698,478
Total net revenues	$718,327	$177,732	$9,435	$905,494
Income/(loss) before income taxes	$66,642	$35,917	$(32,269)	$70,290
Total assets as of 6/30/04	$1,925,414	$418,695	$620,101	$2,964,210
Licensed beds	5,704	4,214	—	9,918
Available beds	4,864	4,138	—	9,002
Patient days	281,476	310,723	—	592,199
Admissions	61,907	23,944	—	85,851
Average length of stay	4.5	13.0	—	6.9

	Six Months Ended June 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$3,396,296	$604,466	—	$4,000,762
Gross outpatient revenues	$1,249,316	$89,448	$36,182	$1,374,946
Total net revenues	$1,450,778	$343,635	$18,207	$1,812,620
Income/(loss) before income taxes	$132,019	$69,650	$(64,103)	$137,566
Total assets as of 6/30/04	$1,925,414	$418,695	$620,101	$2,964,210
Licensed beds	5,678	4,059	—	9,737
Available beds	4,838	3,956	—	8,794
Patient days	585,086	594,621	—	1,179,707
Admissions	126,457	48,083	—	174,540
Average length of stay	4.6	12.4	—	6.8

Page 11 of 36 Pages

(6) Earnings Per Share Data (“EPS”) and Stock Based Compensation

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)
	2005	2004	2005	2004
Basic:
Income from continuing operations	$36,632	$44,382	$91,322	$86,895
Less: Dividends on unvested restricted stock, net of taxes	(28)	(28)	(55)	(56)

Income from continuing operations – basic	$36,604	$44,354	$91,267	$86,839
Income from discontinued operations	122,211	3,907	128,930	7,578

Net income – basic	$158,815	$48,261	$220,197	$94,417

Diluted:
Income from continuing operations	$36,632	$44,382	$91,322	$86,895
Less: Dividends on unvested restricted stock, net of taxes	(28)	(28)	(55)	(56)
Add: Debenture interest, net of taxes	2,382	2,305	4,764	4,573

Income from continuing operations-diluted	$38,986	$46,659	$96,031	$91,412
Income from discontinued operations	122,211	3,907	128,930	7,578

Net income – diluted	$161,197	$50,566	$224,961	$98,990

Weighted average number of common shares	56,425	57,622	56,974	57,593
Net effect of dilutive stock options and grants based on the treasury stock method	646	774	481	860
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577	6,577

Weighted average number of common shares and equivalents	63,648	64,973	64,032	65,030

Earnings Per Basic Share:
From continuing operations	$0.65	$0.77	$1.60	$1.51
From discontinued operations	2.16	0.07	2.26	0.13

Total earnings per basic share	$2.81	$0.84	$3.86	$1.64

Earnings Per Diluted Share:
From continuing operations	$0.61	$0.72	$1.50	$1.40
From discontinued operations	1.92	0.06	2.01	0.12

Total earnings per diluted share	$2.53	$0.78	$3.51	$1.52

Page 12 of 36 Pages

Stock-Based Compensation: At June 30, 2005, we have a number of stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for the stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant.

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

The SEC deferred the effective date for SFAS 123R for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R as of January 1, 2006. As a result of adopting SFAS No. 123R, we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Although we have not yet selected our option pricing model for applying SFAS 123R, using the Black-Scholes option pricing model, we would expect to record expense related to stock options outstanding as of June 30, 2005 (assuming no cancellations) of approximately $5.0 million for the year ended December 31, 2006. The stock-based compensation expense determined under a fair value method, specifically related to stock options, was $1.6 million and $2.2 million for the three months ended June 30, 2005 and 2004, respectively and $2.9 million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No.123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

Page 13 of 36 Pages

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)
	2005	2004	2005	2004
Income from continuing operations	$36,632	$44,382	$91,322	$86,895
Add: total stock-based compensation expenses included in net income (a)	2,423	397	2,988	1,020
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(3,439)	(1,782)	(4,804)	(3,855)

Pro forma net income from continuing operations	35,616	42,997	89,506	84,060
Income from discontinued operations, net of income taxes	122,211	3,907	128,930	7,578

Pro forma net income	$157,827	$46,904	$218,436	$91,638

Basic earnings per share, as reported:
From continuing operations	$0.65	$0.77	$1.60	$1.51
From discontinued operations	$2.16	$0.07	$2.26	$0.13

Total basic earnings per share, as reported	$2.81	$0.84	$3.86	$1.64

Basic earnings per share, pro forma:
From continuing operations	$0.64	$0.74	$1.57	$1.46
From discontinued operations	$2.16	$0.07	$2.26	$0.13

Total basic earnings per share, pro forma	$2.80	$0.81	$3.83	$1.59

Diluted earnings per share, as reported:
From continuing operations	$0.61	$0.72	$1.50	$1.40
From discontinued operations	$1.92	$0.06	$2.01	$0.12

Total diluted earnings per share, as reported	$2.53	$0.78	$3.51	$1.52

Diluted earnings per share, pro forma:
From continuing operations	$0.60	$0.70	$1.47	$1.36
From discontinued operations	$1.92	$0.06	$2.01	$0.12

Total diluted earnings per share, pro forma	$2.52	$0.76	$3.48	$1.48

(a)	Net of income tax benefit of $1.4 million and $228,000 during the three month periods ended June 30, 2005 and 2004, respectively, and $1.7 million and $585,000 during the six month periods ended June 30, 2005 and 2004, respectively.
(b)	Net of income tax provision of $2.0 million and $1.0 million during the three month periods ended June 30, 2005 and 2004, respectively, and $2.8 million and $2.2 million during the six month periods ended June 30, 2005 and 2004, respectively.

(7) Comprehensive Income

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

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2005	2004	2005	2004
Net income	$158,843	$48,289	$220,252	$94,473
Other comprehensive income (loss):
Foreign currency translation adjustments (a)	(9,856)	(1,091)	(13,544)	(3,705)
Adjustment for losses reclassified into income (b)	62	1,231	794	2,531
Unrealized derivative gains/(losses) on cash flow hedges (c)	1,346	795	1,163	(296)

Comprehensive income	$150,395	$49,224	$208,665	$93,003

(a)	Upon sale of our French assets during the second quarter of 2005, the cumulative foreign currency translation adjustments included in accumulated other comprehensive income/loss, net of income taxes, were reclassified through the income statement and included in the $120.7 million after-tax gain on sale recorded during the second quarter of 2005.
(b)	Net of income tax provision of $35 and $705 during the three month periods ended June 30, 2005 and 2004, respectively, and $683 and $1.5 million during the six month periods ended June 30, 2005 and 2004, respectively.
(c)	Net of income tax provision/(benefit) of $771 and $456 during the three month periods ended June 30, 2005 and 2004, respectively, and $666 and ($170) during the six month periods ended June 30, 2005 and 2004, respectively.

Page 14 of 36 Pages

(8) Dispositions and Acquisitions

Dispositions during the six months ended June 30, 2005

During the second quarter of 2005, we sold our 81.5% ownership interest in the Médi-Partenaires Group, an operating company which owned and managed 14 acute care hospitals in France. At the time of sale, we received net cash proceeds (net of closing costs and cash balances at time of sale) before income taxes, of $252.5 million. The operating results of these facilities, as well as the $120.7 million after-tax gain ($177.1 million pre-tax) recorded during the second quarter of 2005, are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for all periods presented.

During the first quarter of 2005, we completed the sale of two acute care facilities located in Puerto Rico: Hospital San Pablo, a 430-bed acute care hospital located in Bayamon and Hospital San Pablo del Este, a 180-bed acute care hospital in Fajardo. The sale proceeds were approximately $122 million in cash. We also retained certain components of working capital. The operating results of these facilities, as well as the $3.8 million after-tax gain ($6.0 million pre-tax), recorded during the first quarter of 2005, are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for all periods presented. Also during the first quarter of 2005, we sold a home health business in Bradenton, Florida for total sale proceeds of $3.2 million. This transaction resulted in an after-tax gain of $2.0 million ($3.1 million pre-tax) which was recorded during the first quarter of 2005.

Dispositions during the six months ended June 30, 2004

During the second quarter of 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following acute care facilities for combined cash proceeds of approximately $68 million: (i) a 112-bed hospital located in San Luis Obispo, California; (ii) a 65-bed hospital located in Arroyo Grande, California; (iii) a 136-bed leased hospital in Shreveport, Louisiana, and; (iv) a 106-bed hospital located in La Place, Louisiana. In addition, subsequent to the end of the quarter, we sold a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico. The operating results of all these facilities, as well as the $1.2 million after-tax net gain resulting from the divestitures during the second quarter of 2004, are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2004.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations the three and six month periods ended June 30, 2005 and 2004 (amounts in thousands):

Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$46,258	$142,976	$165,808	$301,137

Operating income	6,989	15,684	19,841	35,649

Income before gain and income taxes	2,602	4,039	4,433	10,114
Gain, net of losses, on divestitures	177,125	2,338	186,220	2,338

Income from discontinued operations	179,727	6,377	190,653	12,452
Income tax provision	(57,516)	(2,470)	(61,723)	(4,874)

Income from discontinued operations, net of income taxes	$122,211	$3,907	$128,930	$7,578

Acquisitions during the six months ended June 30, 2005

During the first quarter of 2005, we acquired the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid $5.2 million in cash and assumed a $9.8 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

Page 15 of 36 Pages

Acquisitions during the six months ended June 30, 2004

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

During the first quarter of 2004, we spent approximately $37 million on acquisitions consisting of the following: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana, and; (ii) a 48-bed acute care facility and a 76-bed acute care facility, both of which are located in France and acquired by an operating company in which we owned an 80% controlling ownership interest. Also, effective January 1, 2004, we acquired four acute care facilities consisting of: (i) a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana; (ii) a 228-bed facility located in Corona, California; (iii) a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and; (iv) a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004). The $230 million combined purchase price for these four acute care facilities was funded in late December, 2003 and was included in other assets on our consolidated balance sheet as of December 31, 2003.

Assuming these acquisitions occurred on January 1, 2004, our proforma net revenues for the three and six months ended June 30, 2004 would have been approximately $1.024 billion and $2.059 billion, respectively, and the proforma effect on our net income and basic and diluted earnings per share during the three and six months ended June 30, 2004 was immaterial.

(9) Dividends

A dividend of $.08 per share or $4.5 million in the aggregate was declared by the Board of Directors on May 13, 2005 and was paid on June 15, 2005 to shareholders of record as of June 1, 2005.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$247	$260	$494	$520
Interest cost	1,072	1,076	2,144	2,152
Expected return on assets	(957)	(987)	(1,914)	(1,974)
Recognized actuarial loss	415	267	830	534

Net periodic pension cost	$777	$616	$1,554	$1,232

During the six months ended June 30, 2005 there were no employer contributions paid.

Page 16 of 36 Pages

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of June 30, 2005, we operated 28 acute care hospitals and 49 behavioral health centers located in 24 states, Washington, DC and Puerto Rico. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 11 surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals and our ambulatory and radiation oncology centers accounted for 80% of our consolidated net revenues during each of the three month periods ended June 30, 2005 and 2004 and 80% and 81% of our consolidated net revenues during the six month periods ended June 30, 2005 and 2004, respectively. Net revenues from our behavioral health care facilities accounted for 20% of our consolidated net revenues during each of the three month periods ended June 30, 2005 and 2004 and 20% and 19% of our consolidated net revenues during the six month periods ended June 30, 2005 and 2004, respectively.

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

Laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. We estimated certain Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. Certain types of payments by the Medicare program and state Medicaid programs are subject to retroactive adjustment in future periods. We accrue for the estimated amount of these retroactive adjustments in the period when the services subject to retroactive settlement are performed. Such amounts are included in accounts receivable, net, on our condensed consolidated balance sheets. These revenues (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retrospective review and final settlement by the Medicare program.

Medicare and Medicaid revenues represented 39% of our net revenues during each of the three month periods ended June 30, 2005 and 2004 and 38% and 39% of our net revenues during the six month periods ended June 30, 2005 and 2004, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 42% of our net revenues during each of the three month periods ended June 30, 2005 and 2004, and 42% and 41% of our net revenues during the six month periods ended June 30, 2005 and 2004, respectively.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals located in the U.S. provided charity care, based on charges at established rates, amounting to $75.3 million and $61.6 million during the three month periods ended June 30, 2005 and 2004, respectively, and $151.5 million and $129.2 million during the six month periods ended June 30, 2005 and 2004, respectively.

Page 18 of 36 Pages

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

During the collection process the hospital establishes a partial reserve in the allowance for doubtful accounts for self-pay balances outstanding for greater than 60 days from the date of discharge. All self-pay accounts at the hospital level are fully reserved if they become outstanding for greater than 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At June 30, 2005 and December 31, 2004, accounts receivable are recorded net of allowance for doubtful accounts of $101.8 million and $71.4 million, respectively.

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

Page 19 of 36 Pages

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets and therefore no valuation allowances have been recorded.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes. During the second quarter of 2005, we reversed our APB 23 reserve since we have repatriated all earnings associated with our business in France which was sold during the quarter.

The American Jobs Creation Act (AJCA) was signed into law on October 22, 2004. AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated in accordance with the requirement of AJCA. We have evaluated the potential benefit under the Act and have concluded it is unlikely we will derive a material benefit.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended June 30, 2005 and 2004 (dollar amounts in thousands):

	Three months ended June 30, 2005		Three months ended June 30, 2004
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$990,888	100.0%	$905,494	100.0%

Operating charges:
Salaries, wages and benefits	407,897	41.2%	369,335	40.8%
Other operating expenses	234,707	23.7%	213,274	23.5%
Supplies expense	126,124	12.7%	113,521	12.5%
Provision for doubtful accounts	95,478	9.6%	74,244	8.2%
Depreciation and amortization	37,988	3.8%	35,033	3.9%
Lease and rental expense	15,288	1.6%	15,255	1.7%

	917,482	92.6%	820,662	90.6%

Income before interest expense, minority interests and income taxes	73,406	7.4%	84,832	9.4%

Interest expense, net	7,450	0.7%	9,359	1.0%
Minority interests in earnings of consolidated entities	7,926	0.8%	5,183	0.6%

Income before income taxes	58,030	5.9%	70,290	7.8%

Provision for income taxes	21,398	2.2%	25,908	2.9%

Income from continuing operations	36,632	3.7%	44,382	4.9%

Income from discontinued operations, net of income taxes	122,211	12.3%	3,907	0.4%

Net income	$158,843	16.0%	$48,289	5.3%

Page 20 of 36 Pages

Net revenues increased 9% to $991 million during the three month period ended June 30, 2005 as compared to $905 million during the comparable prior year quarter. The $86 million increase during the 2005 second quarter, as compared to the comparable prior year quarter, was primarily attributable to:

•	a $64 million or 7% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$20 million of revenues generated primarily at an acute care hospital opened during the third quarter of 2004 and behavioral health facilities acquired during April and May of 2004.

Income before income taxes decreased $12 million to $58 million during the three months ended June 30, 2005 as compared to $70 million during the comparable prior year quarter due primarily to:

•	a $15 million decrease in income before income taxes generated at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	an $8 million increase in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a $5 million decrease in income before income taxes due to an increase resulting from other combined net unfavorable changes.

Net income increased $111 million during the second quarter of 2005, as compared to the comparable prior year quarter due primarily to:

•	a $118 million after-tax increase in income from discontinued operations, net of income taxes, resulting primarily from a $121 million after-tax gain recorded during the second quarter of 2005 on the sale of our ownership interest in an operating company that owned 14 hospitals in France;

•	the $12 million decrease in income before income taxes, as discussed above;

•	a favorable $4 million decrease in income taxes resulting from the tax benefit on the $12 million decrease in income before income taxes.

The following table summarizes our results of operations, and is used in the discussion below, for the six months ended June 30, 2005 and 2004 (dollar amounts in thousands):

	Six months ended June 30, 2005		Six months ended June 30, 2004
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,997,533	100.0%	$1,812,620	100.0%

Operating charges:
Salaries, wages and benefits	814,237	40.8%	740,793	40.9%
Other operating expenses	465,872	23.3%	421,229	23.2%
Supplies expense	252,660	12.6%	229,105	12.6%
Provision for doubtful accounts	177,886	8.9%	157,801	8.7%
Depreciation and amortization	77,684	3.9%	68,342	3.8%
Lease and rental expense	30,755	1.6%	30,148	1.7%

	1,819,094	91.1%	1,647,418	90.9%

Income before interest expense, minority interests and income taxes	178,439	8.9%	165,202	9.1%

Interest expense, net	18,126	0.9%	18,926	1.0%
Minority interests in earnings of consolidated entities	15,845	0.8%	8,710	0.5%

Income before income taxes	144,468	7.2%	137,566	7.6%

Provision for income taxes	53,146	2.6%	50,671	2.8%

Income from continuing operations	91,322	4.6%	86,895	4.8%

Income from discontinued operations, net of income taxes	128,930	6.4%	7,578	0.4%

Net income	$220,252	11.0%	$94,473	5.2%

Page 21 of 36 Pages

Net revenues increased 10% to $2.0 billion during the six month period ended June 30, 2005 as compared to $1.8 billion during the comparable prior year period. The $185 million increase during the 2005 six month period, as compared to the comparable prior year period, was attributable to:

•	a $135 million or 8% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$50 million of revenues generated primarily at an acute care hospital opened during the third quarter of 2004 and behavioral health facilities acquired in April and May of 2004.

Income before income taxes increased $7 million to $144 million during the six months ended June 30, 2005 as compared to $137 million during the comparable prior year period due primarily to:

•	a $2 million increase in income before income taxes generated at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	a $14 million increase in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a $9 million decrease to income before income taxes due to an increase resulting from other combined net unfavorable changes.

Net income increased $126 million to $220 million during the six month period ended June 30, 2005, as compared to $94 million during the comparable prior year period due primarily to:

•	a $121 million after-tax increase in income from discontinued operations, net of income taxes, resulting primarily from a $121 million after-tax gain recorded during the second quarter of 2005 on the sale of our ownership interest in an operating company that owned 14 hospitals in France;

•	the $7 million increase in income before income taxes, as discussed above;

•	an unfavorable $2 million increase in income taxes resulting from the tax provision on the increase in income before income taxes.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2005 and 2004 (dollar amounts in thousands):

Same Facility – Acute Care

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Net revenues	$765,648	100.0	$718,032	100.0	$1,558,159	100.0	$1,447,396	100.0

Salaries, wages and benefits	285,926	37.3	267,515	37.3	574,382	36.9	542,758	37.5
Other operating expenses	180,235	23.6	166,041	23.1	361,316	23.1	330,570	22.8
Supplies expense	110,871	14.5	100,658	14.0	222,547	14.3	204,973	14.2
Provision for doubtful accounts	86,845	11.3	69,323	9.7	163,399	10.5	147,861	10.2
Depreciation and amortization	31,219	4.1	29,137	4.1	62,477	4.0	57,638	4.0
Lease and rental	11,512	1.5	11,869	1.6	22,939	1.5	23,738	1.6

Subtotal operating expenses	706,608	92.3	644,543	89.8	1,407,060	90.3	1,307,538	90.3

Income before interest expense, minority interests and income taxes	59,040	7.7	73,489	10.2	151,099	9.7	139,858	9.7

Interest expense, net	(4)	0.0	91	0.0	149	0.0	156	0.0

Minority interests in earnings of consolidated entities	7,064	0.9	4,599	0.6	14,122	0.9	7,658	0.6

Income before income taxes	$51,980	6.8	$68,799	9.6	$136,828	8.8	$132,044	9.1

Page 22 of 36 Pages

On a same facility basis during the three month period ended June 30, 2005, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $48 million or 7% and income before income taxes decreased $17 million or 24% to $52 million during the 2005 quarter as compared to $69 million during the 2004 second quarter. Inpatient admissions to these facilities increased 2.7% during the 2005 second quarter, as compared to the prior year’s quarter, while patient days increased 2.1%. The average length of patient stay at these facilities remained unchanged at 4.5 days during each of the three month periods ended June 30, 2005 and 2004. The occupancy rate, based on the average available beds at these facilities, was 63% during the second quarter of 2005, as compared to 64% during the prior year quarter. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations and Medicare increases that became effective on October 1, 2004. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our acute care facilities increased 3.9% and net revenue per adjusted patient day at these facilities increased 4.1% during the second quarter of 2005, as compared to the comparable prior year quarter.

Revenue growth in the acute care division resulted primarily from admissions growth and an increase in revenue per adjusted patient day. Admissions growth was particularly strong in the Las Vegas market, which has benefited from the higher occupancy rates at Spring Valley Hospital Medical Center (opened late in 2003) and by additional capacity opened at Summerlin Hospital Medical Center in the summer of 2004.

The large majority of the decline in income before income taxes at our acute care facilities during the second quarter of 2005, as compared to the comparable prior year quarter, can be attributed to a decline in profitability in the McAllen/Edinburg market, as discussed below, as well as an increase in bad debt expense and charity care. The level of uninsured patients at our acute care facilities increased during the second quarter of 2005 as compared to the comparable 2004 quarter. As a result, on a same facility basis, bad debt expense as a percentage of net revenues increased to 11.3% during the second quarter of 2005, as compared to 9.7% during last year’s second quarter, and charity care (based on gross charges) increased to $75 million during the quarter ended June 30, 2005 as compared to $62 million during the three months ended June 30, 2004.

During the three month period ended June 30, 2005, combined admissions and patients days at our two acute care hospitals located in the McAllen/Edinburg, Texas market decreased 9.0% and 13.6%, respectively, as compared to the second quarter of 2004. During the six month period ended June 30, 2005, combined admissions and patient days at these two facilities decreased 7.5% and 10.3%, respectively, as compared to the prior year period. Combined income before income taxes at these two facilities, which decreased $23 million during the twelve months ended December 31, 2004 as compared to the 2003 twelve month period, decreased $10 million during the second quarter of 2005 and $11 million during the six month period ended June 30, 2005, as compared to the comparable prior year periods. These declines were due primarily to continued intense hospital and physician competition. We expect the competitive pressures in the market to continue and potentially intensify. A physician-owned hospital in the market added new inpatient capacity in late 2004 which has eroded a portion of our higher margin business, including cardiac procedures. As competition in the market has increased, wage rates and physician recruiting costs have risen increasing the continued pressure on operating margins and profitability. In response to these competitive pressures, we have recruited a substantial number of new physicians to the market, are working with many of our managed care plans for greater exclusivity and have undertaken significant capital investment in the market, including a new dedicated 94-bed children’s facility as well as a 134-bed replacement behavioral facility, both of which are scheduled to be completed and opened during the first quarter of 2006.

During the last several quarters, the operating factors mentioned above have resulted in a certain degree of volatility in our income from continuing operations. Although we have undertaken actions in regards to physician recruitment and other measures as mentioned above in the McAllen/Edinburg market, the ultimate impact and timing of potential improvements in the operating results of the facilities in the market are beyond our ability to predict. A continuation of the unfavorable operating results experienced in this market and/or a continuation of the increased level of uninsured patients to our facilities and the resulting adverse trends in bad debt expense and charity care, could have a material unfavorable impact on our future operating results.

Page 23 of 36 Pages

On a same facility basis during the six month period ended June 30, 2005, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $111 million or 8% and income before income taxes increased $5 million or 4% to $137 million during the 2005 six months as compared to $132 million during the 2004 six month period. Inpatient admissions to these facilities increased 2.6% during the 2005 six month period, as compared to the prior period, while patient days increased 2.4%. The average length of patient stay at these facilities remained unchanged at 4.6 days during each of the six month periods ended June 30, 2005 and 2004. The occupancy rate, based on the average available beds at these facilities, was 66% during the 2005 six month period, as compared to 67% during the prior year period. On a same facility basis, net revenue per adjusted admission at our acute care facilities increased 5.1% and net revenue per adjusted patient day at these facilities increased 5.7% during the six months ended June 30, 2005 as compared to the comparable prior year period.

The following table summarizes the results of operations for all our acute care operations during the three and six months ended June 30, 2005 and 2004 (dollar amounts in thousands):

All Acute Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Net revenues	$780,873	100.0	$718,327	100.0	$1,587,497	100.0	$1,450,778	100.0

Salaries, wages and benefits	293,251	37.6	269,337	37.5	589,287	37.1	545,027	37.6
Other operating expenses	183,233	23.4	166,535	23.2	366,844	23.1	331,408	22.8
Supplies expense	112,260	14.4	100,715	14.0	225,527	14.2	205,056	14.1
Provision for doubtful accounts	89,300	11.4	69,238	9.6	167,599	10.6	147,776	10.2
Depreciation and amortization	32,094	4.1	29,191	4.1	65,147	4.1	57,692	4.0
Lease and rental	12,165	1.6	12,032	1.7	24,154	1.5	24,039	1.7

Subtotal operating expenses	722,303	92.5	647,048	90.1	1,438,558	90.6	1,310,998	90.4

Income before interest expense, minority interest and income taxes	58,570	7.5	71,279	9.9	148,939	9.4	139,780	9.6

Interest expense, net	333	0.0	91	0.0	486	0.0	156	0.0

Minority interests in earnings of consolidated entities	7,012	0.9	4,546	0.6	14,024	0.9	7,605	0.5

Income before income taxes	$51,225	6.6	$66,642	9.3	$134,429	8.5	$132,019	9.1

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

A significant portion of the revenue generated at our acute care hospital facilities is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 39% of our net patient revenues during each of the three month periods ended June 30, 2005 and 2004, and 37% and 39% of our net patient revenues during the six month periods ended June 30, 2005 and 2004, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of our operations are subject to changing regulations, administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

Page 24 of 36 Pages

During each of the quarters ended June 30, 2005 and 2004, approximately 41% of the net patient revenues at our acute care hospital facilities were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. During the six month periods ended June 30, 2005 and 2004, approximately 40% and 39%, respectively, of the net patient revenues at our acute care facilities were generated from managed care companies. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for low-income patients. Included in our financial results was an aggregate of $9.3 million and $7.1 million during the three month periods ended June 30, 2005 and 2004, respectively, and $18.6 million and $17.6 million during the six month periods ended June 30, 2005 and 2004, respectively, related to DSH programs. We have not yet received notification from either state as to the renewal status of the programs beyond the respective scheduled termination dates (June 30, 2005 for South Carolina and August 31, 2005 for Texas). However, failure to renew these DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

During 2004, the Centers for Medicaid Services (“CMS”) approved a plan, submitted by the state of Texas, requesting CMS’s approval to expand the Texas supplemental inpatient reimbursement methodology. The general provisions of this supplemental payment methodology, which is governed by federal statute and regulations, includes: (i) matching federal dollars to the state for certain qualifying Medicaid expenditures; (ii) the federal government permitting the state to use the inter-governmental transfer of funds between state and local entities, and; (iii) subjecting supplemental payments made to hospitals to federally mandated limits. Included in our financial results during the three and six months ended June 30, 2005 was $3.3 million and $6.6 million, respectively, of incremental revenue earned pursuant to the provisions of this program. Although we can provide no assurance that this program will remain in place, we expect to earn on an incremental basis (assuming the program remains unchanged and including the amount earned during the first six months of 2005), approximately $13 million during 2005 in connection with this program. During the second quarter of 2005, the State of Texas submitted to CMS, an amendment to its Medicaid State Plan seeking approval to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. If approved, our four acute care hospital facilities located in these counties may be eligible to receive supplemental Medicaid payments. However, we are unable to predict if these payments will be approved or the amounts our facilities would receive if approved.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2005 and 2004 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Net revenues	$194,041	100.0	$177,732	100.0	$368,030	100.0	$343,635	100.0

Salaries, wages and benefits	90,201	46.5	84,151	47.3	172,517	46.9	162,499	47.4
Other operating expenses	36,676	18.9	35,207	19.8	70,723	19.2	68,327	19.9
Supplies expense	11,672	6.0	10,648	6.0	22,108	6.0	20,371	5.9
Provision for doubtful accounts	6,053	3.1	4,892	2.8	10,207	2.8	9,759	2.8
Depreciation and amortization	4,041	2.1	4,330	2.4	7,879	2.1	8,173	2.4
Lease and rental	2,350	1.2	2,477	1.4	4,389	1.2	4,609	1.3

Subtotal operating expenses	150,993	77.8	141,705	79.7	287,823	78.2	273,738	79.7

Income before interest expense, minority interests and income taxes	43,048	22.2	36,027	20.3	80,207	21.8	69,897	20.3

Interest expense, net	3	0.0	2	0.0	6	0.0	5	0.0

Minority interests in earnings of consolidated entities	213	0.1	108	0.1	362	0.1	242	0.0

Income before income taxes	$42,832	22.1	$35,917	20.2	$79,839	21.7	$69,650	20.3

Page 25 of 36 Pages

On a same facility basis during the three month period ended June 30, 2005, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities increased $16 million or 9%. Income before income taxes increased $7 million or 19% to $43 million during the 2005 second quarter as compared to $36 million during the 2004 second quarter. Inpatient admissions to these facilities increased 7.6% during the 2005 second quarter, as compared to the prior year quarter, while patient days increased 7.3%. The average length of stay decreased to 12.9 days during the second quarter of 2005 as compared to 13.0 days during the comparable prior year quarter. The occupancy rate, based on the average available beds at these facilities, was 86% during the second quarter of 2005, as compared to 83% during the prior year quarter. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our behavioral health care facilities increased 2.1% and net revenue per adjusted patient day at these facilities increased 2.0% during the second quarter of 2005, as compared to the comparable prior year quarter.

On a same facility basis during the six month period ended June 30, 2005, as compared to the comparable prior year period, net revenues at our behavioral health care facilities increased $24 million or 7%. Income before income taxes increased $10 million or 15% to $80 million during the 2005 six month period as compared to $70 million during the 2004 six month period. Inpatient admissions to these facilities increased 4.0% during the 2005 six month period, as compared to the prior year period, while patient days increased 5.8%. The average length of stay increased to 12.5 days during the six month period ended June 30, 2005 as compared to 12.4 days during the comparable prior year period. The occupancy rate, based on the average available beds at these facilities, was 84% during the 2005 six month period, as compared to 83% during the prior year period. On a same facility basis, net revenue per adjusted admission at our behavioral health care facilities increased 3.7% and net revenue per adjusted patient day at these facilities increased 2.3% during the six months ended June 30, 2005, as compared to the comparable prior year period.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three and six months ended June 30, 2005 and 2004 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Net revenues	$199,388	100.0	$177,732	100.0	$388,948	100.0	$343,635	100.0

Salaries, wages and benefits	93,111	46.7	84,151	47.3	184,319	47.4	162,499	47.4
Other operating expenses	37,493	18.9	35,207	19.8	74,119	19.0	68,327	19.9
Supplies expense	11,984	6.0	10,648	6.0	23,282	6.0	20,371	5.9
Provision for doubtful accounts	6,036	3.0	4,892	2.8	9,929	2.5	9,759	2.8
Depreciation and amortization	4,168	2.1	4,330	2.4	8,388	2.2	8,173	2.4
Lease and rental	2,490	1.2	2,477	1.4	4,932	1.3	4,609	1.3

Subtotal operating expenses	155,282	77.9	141,705	79.7	304,969	78.4	273,738	79.7

Income before interest expense, minority interests and income taxes	44,106	22.1	36,027	20.3	83,979	21.6	69,897	20.3

Interest expense, net	3	0.0	2	0.0	6	0.0	5	0.0

Minority interests in earnings of consolidated entities	213	0.1	108	0.1	362	0.1	242	0.0

Income before income taxes	$43,890	22.0	$35,917	20.2	$83,611	21.5	$69,650	20.3

Page 26 of 36 Pages

Behavioral Health Care Services-General

Prior to January 1, 2005, behavioral health facilities, which traditionally had been excluded from the inpatient services PPS, were reimbursed on a reasonable cost basis by the Medicare program (“TEFRA Payment”), but were generally subject to a per discharge ceiling, calculated based on an annual allowable rate of increase over the hospital’s base year amount under the Medicare law and regulations. Capital-related costs were exempt from this limitation. The discharge ceiling is higher for those hospitals that were excluded from PPS before October 1, 1997. Congress required the Centers for Medicare and Medicaid Services (“CMS”) to develop a per diem PPS for inpatient services furnished by behavioral health hospitals under the Medicare program (“Psych PPS”). On November 15, 2004, CMS published final regulations that implement Psych PPS, which is effective beginning on an inpatient psychiatric facility’s first cost reporting period beginning on or after January 1, 2005. This new system generally became effective for most of our hospitals on January 1, 2005. The federal prospective rate is a base prospective per diem rate and is adjusted for individual hospital demographic factors including: geographic location, resident teaching program status and licensed emergency room department status. The base per diem rate is also adjusted for patient specific demographic factors including: patient age, medical diagnosis and the existence of certain co-morbid medical conditions. The base per diem rate is paid based on sliding scale payment adjustment factors wherein a provider will receive an increased per diem for day one of the patient stay and the per diem payment will decrease during the patient hospital stay based on a published CMS sliding scale. Psych PPS will be implemented over a four-year period with Year 1 having a blended Medicare payment rate based on seventy-five percent (75%) TEFRA payment and twenty-five percent (25%) Psych PPS payment. For PPS transition Years 2, 3 and 4, the blended rate is 50% TEFRA and 50% Psych PPS, 25% TEFRA and 75% Psych PPS, 0% TEFRA and 100% Psych PPS, respectively. We believe the implementation of behavioral health impatient PPS will have a favorable effect on our future results of operations, however, due to the four-year phase-in period, we do not believe the favorable effect will have a material impact on our 2005 results of operations.

A significant portion of the revenue generated at our behavioral health care facilities is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 40% and 39% of our net patient revenues during the three month periods ended June 30, 2005 and 2004, respectively, and 40% and 38% of our net patient revenues during the six month periods ended June 30, 2005 and 2004, respectively.

Approximately 48% during the second quarter of 2005 and 50% during the second quarter of 2004, of the net patient revenues at our behavioral health care facilities were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. During the six month periods ended June 30, 2005 and 2004, approximately 49% and 50%, respectively, of the net patient revenues at our behavioral health care facilities were generated from managed care companies. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

Other Operating Results

Combined net revenues from our outpatient surgery and radiation centers were $8 million and $7 million during the three month periods ended June 30, 2005 and 2004, respectively, and $17 million and $14 million

Page 27 of 36 Pages

during the six month periods ended June 30, 2005 and 2004, respectively. Combined income before income taxes from the other operating entities was $486,000 and $363,000 during the three months ended June 30, 2005 and 2004, respectively, and $1.7 million and $1.3 million during the six month periods ended June 30, 2005 and 2004, respectively.

During the first quarter of 2005, we recorded a $3 million pre-tax asset impairment charge recorded in connection with a women’s hospital located in Edmond, Oklahoma which reduced the carrying-value of the facility to its estimated net realizable value. The operating results and the asset impairment charge for this facility, which is scheduled to close in September, 2005, are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2005 and 2004.

Interest expense decreased $2 million to $7 million during the three months ended June 30, 2005 as compared to $9 million during the comparable prior year quarter and decreased $1 million to $18 million during the six month period ended June 30, 2005 as compared to $19 million during the comparable prior year period. During the six months ended June 30, 2005, we made approximately $256 million of net debt repayments using a portion of the cash generated from the sale of our acute care hospitals located in France and Puerto Rico.

The effective tax rate was 36.9% during each of the three month periods ended June 30, 2005 and 2004 and 36.8% during each of the six month periods ended June 30, 2005 and 2004.

Discontinued Operations

During 2005 and 2004, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold acute care hospitals and related businesses, surgery and radiation therapy centers and planned for the closure of a women’s hospital, as listed below:

(i)	sold a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

(ii)	sold a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

(iii)	sold a home health business in Bradenton, Florida during the first quarter of 2005;

(iv)	sold our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005;

(v)	planned for the September, 2005 closure of a women’s hospital located in Edmond, Oklahoma;

(vi)	sold a 112-bed hospital located in San Luis Obispo, California during the second quarter of 2004;

(vii)	sold a 65-bed hospital located in Arroyo Grande, California during the second quarter of 2004;

(viii)	sold a 136-bed leased hospital in Shreveport, Louisiana during the second quarter of 2004;

(ix)	sold a 106-bed hospital located in La Place, Louisiana during the second quarter of 2004;

(x)	sold a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico during the third quarter of 2004, and;

(xi)	sold our ownership interests in six outpatient surgery centers and a radiation therapy at various times during 2005 and 2004.

The operating results of the divested hospitals, surgery and radiation therapy centers and women’s hospital are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2005 and 2004.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations for the three and six month periods ended June 30, 2005 and 2004 (amounts in thousands):

Discontinued Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$46,258	$142,976	$165,808	$301,137

Operating income	6,989	15,684	19,841	35,649
Income before gain and income taxes	2,602	4,039	4,433	10,114
Gain, net of losses, on divestitures	177,125	2,338	186,220	2,338

Income from discontinued operations	179,727	6,377	190,653	12,452
Income tax provision	(57,516)	(2,470)	(61,723)	(4,874)

Income from discontinued operations, net of income taxes	$122,211	$3,907	$128,930	$7,578

Page 28 of 36 Pages

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

As of June 30, 2005, the total accrual for our professional and general liability claims was $215.3 million ($191.6 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $23.7 million as of June 30, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $230 million during the six months ended June 30, 2005 and $225 million during the comparable prior year period. Included in the $5 million net increase was the following:

•	a net favorable change of $8 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, net of accrued income taxes, and provision for asset impairment);

•	an unfavorable change of $7 million in accounts receivable;

•	an unfavorable change of $19 million in accrued and deferred income taxes, excluding income taxes on gains on sales of businesses, resulting from increased income tax payments;

•	a favorable $9 million change in accrued self-insurance expense, net of payments made in settlement of claims payments

•	$14 million of other net favorable changes.

Page 29 of 36 Pages

Net cash provided by/used in investing activities

During the six month period ended June 30, 2005, we generated $263 million of net cash provided by investing activities as compared to $192 million of net cash used in investing activities during the six months ended June 30, 2004.

During the first six months of 2005, we generated $263 million of net cash from investing activities as follows:

•	generated $124 million of proceeds during the first quarter from the sale of two acute care facilities located in Puerto Rico and a home health business in Florida;

•	generated $253 million of cash proceeds (net of closing costs and cash balances at the time of sale) during the second quarter from the sale of our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France;

•	spent $109 million to finance capital expenditures at our facilities ($58 million spent in first quarter and $51 million in second quarter);

•	spent $5 million during the first quarter to purchase membership interests in McAllen Medical Center Physicians, Inc. and Health Clinic, P.L.L.C.

During the first six months of 2004, we used $192 million of net cash in investing activities as follows:

•	spent $118 million to finance capital expenditures at our facilities ($70 million spent in first quarter of 2004 and $48 million in second quarter);

•	spent $142 million ($38 million spent in first quarter and $104 million in second quarter) on the following acquisitions: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana; (ii) a 48-bed and a 76-bed acute care facility, located in France; (iii) a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut; (iv) a 112-bed behavioral health facility in Savannah, Georgia; (v) a 77-bed behavioral health facility in Benton, Arkansas; (vi) the operations of an 82-bed behavioral health facility in Las Vegas, Nevada, and; (vii) a 72-bed behavioral health facility in Bowling Green, Kentucky.

•	generated $68 million of proceeds during the second quarter of 2004 from the sale of the following: (i) a 112-bed acute care hospital located in San Luis Obispo, California; (ii) a 65-bed acute care hospital located in Arroyo Grande, California; (iii) a 136-bed leased acute care hospital in Shreveport, Louisiana, and; (iv) a 106-bed acute care hospital located in La Place, Louisiana.

We expect to spend approximately $140 million for capital expenditures during the remaining six months of 2005, including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals.

Net cash provided by/used in financing activities

During the six month period ended June 30, 2005, we used $412 million of net cash in financing activities as compared to $32 million of net cash provided by financing activities during the first six months of 2004.

During the first six months of 2005, we used $412 million of net cash in financing activities as follows:

•	spent $255 million of net debt repayments consisting primarily of repayments under our $500 million unsecured non-amortizing revolving credit agreement;

•	spent $158 million to purchase 2.68 million shares of our Class B Common Stock on the open market;

•	spent $9 million to pay an $.08 per share quarterly cash dividend, and;

•	generated $10 million of cash due primarily to the issuance of common stock in connection with employee stock incentive plans.

During the first six months of 2004, we used $32 million of net cash in financing activities as follows:

•	spent $24 million to reduce long-term debt;

•	spent $9 million to pay an $.08 per share quarterly cash dividend, and;

•	generated $1 million of other net cash provided by financing activities.

Page 30 of 36 Pages

As of June 30, 2005, we have approximately $115 million of dollar and euro denominated cash invested in various short-term investment vehicles.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services Inc. At June 30, 2005, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of June 30, 2005, we had no borrowings outstanding under our revolving credit agreement and we had $444 million of available borrowing capacity, net of $56 million of outstanding letters of credit.

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

Upon the sale of our ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, the 85 million euro senior credit agreement was terminated and all outstanding borrowings were repaid.

Our total debt as a percentage of total capitalization was 29% at June 30, 2005 and 42% at December 31, 2004. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2005.

We expect to finance all capital expenditures, acquisitions and potential stock repurchases with internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2005, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2004.

As of June 30, 2005, we had outstanding letters of credit and surety bonds totaling $65 million consisting of: (i) $52 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts

Page 31 of 36 Pages

received from these subleases are offset against the expense. In addition, we lease five hospital facilities from Universal Health Realty Income Trust with terms expiring in 2006 through 2009. These leases contain up to five, 5-year renewal options (see Note 2 to the Condensed Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months of 2005. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

As of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder. There have been no significant changes in our internal control over financial reporting or in other factors during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 32 of 36 Pages

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

On or about March 22 through March 26, 2004, two purported class action Complaints were filed against us and certain of our officers and directors in the United States District Court for the Eastern District of Pennsylvania alleging that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by disclosing materially false and misleading information or failing to disclose material information necessary to make other disclosure not misleading or to correct prior disclosure with respect to our financial condition and operations. A claim was asserted against the individual defendants under section 20(a) of the Exchange Act alleging that because they controlled the Company, they should be held liable for damages caused by the Company’s violation of section 10(b) and Rule 10b-5 thereunder. Plaintiffs sought, on behalf of a purported class of purchasers of our common stock during a class period from July 21, 2003 through February 27, 2004, unspecified money damages, restitution, attorneys’ fees and reimbursement of expenses. Pursuant to an Order of the Court, these two cases were consolidated into one action captioned: In re Universal Health Services, Inc. Securities Litigation, Case No. CV-04-01233-JP. Subsequently, the plaintiffs filed an Amended Consolidated Class Action Complaint. The Court granted defendants’ motion to dismiss this complaint and thereafter dismissed the action with prejudice when plaintiffs chose not to replead.

On July 6, 2004, we were served with a complaint filed in the United States District Court for the Eastern District of Pennsylvania captioned Eastside Investors LLP, derivatively and on behalf of nominal defendant, Universal Health Services, Inc., v. Alan B. Miller, Robert Hotz, Anthony Pantaleoni and Steve G. Filton. Plaintiff subsequently filed an amended complaint which dropped Messrs Hotz and Pantaleoni as defendants. Plaintiff purported to assert claims derivatively on behalf of the Company against our officers and directors seeking to recover on behalf of the Company unspecified damages to redress alleged breaches of fiduciary duty, abuses of control and gross mismanagement by the individual defendants. This action also has been dismissed with prejudice as a result of a stipulation of counsel entered into contemporaneously with the dismissal of the above referenced class action.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court granted plaintiff’s motion to remand and the case will proceed in Nevada state court. On July 22, 2005, plaintiff’s counsel, with our consent, filed a first amended complaint, adding two additional plaintiff’s (husband and wife) alleging similar “facts” and claiming similar federal and state causes of action. We anticipate filing a motion to dismiss plaintiff’s claims in the next few weeks.

In October, 2004, one of our subsidiaries, Aiken Regional Medical Centers, Inc., received a complaint filed in state court in South Carolina (Case No. 04-CP-02-1275). The complaint, filed by the plaintiff individually and on behalf of other unnamed, putative class members, alleges that Aiken breached its contract with the plaintiff (and other putative plaintiffs), or in the alternative Aiken was unjustly enriched, by virtue of billing and collecting full hospital charges from the plaintiff and other putative class members. Aiken has filed a motion to dismiss the complaint. The plaintiff has voluntarily dismissed the complaint, without prejudice as to the purported class, but with prejudice as to the named plaintiff.

We believe that the claims asserted against us in the proceedings described above are without merit and we deny all allegations of violations of law and any liability to the above named plaintiffs. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are

Page 33 of 36 Pages

unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

The legal proceedings described above have previously been disclosed in the Report on Form 10-Q for the quarterly period ended March 31, 2005.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

During 1998, 1999 and 2004, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 14 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. In June of 2005, our Board of Directors authorized the repurchase of an additional 3.5 million shares thereby increasing the total to 17.5 million shares. The Board of Directors also gave management discretion to use the authorization to purchase its convertible debentures which are due in 2020. Pursuant to the stock and convertible debenture repurchase program, we may purchase shares or debentures on the open market or in negotiated private transactions. Pursuant to the terms of these programs, we purchased 2,652,900 shares at an average price of $58.91 per share or $156.3 million in the aggregate during the second quarter of 2005. Since inception of the stock purchase program in 1998 through June 30, 2005, we purchased a total of 14,118,949 shares at an average purchase price of $32.02 per share or $452.1 million in the aggregate. As of June 30, 2005, the maximum number of shares that may yet be purchased under the program is 3,381,051 shares.

2005 period	Total number of shares purchased	Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
April, 2005	1,500	1,500	$55.40	$83	2,532,451

May, 2005	2,448,400	2,448,400	$58.74	$143,813	84,051

June, 2005	203,000	203,000	$60.96	$12,375	3,381,051

Total April through June	2,652,900	2,652,900	$58.91	$156,271	3,381,051

Dividends

During each of the quarters ended June 30, 2005 and 2004, we declared and paid dividends of $.08 per share.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The following information relates to matters submitted to the stockholders of Universal Health Services, Inc. at the Annual Meeting of Stockholders held on June 2, 2005.

(b)	At the meeting, the following directors were elected by the votes indicated:

Election by Class A & Class C stockholders of a Class III Director, Alan B. Miller:

Votes cast in favor	3,654,204
Votes withheld	0

Election by Class A & Class C stockholders of a Class III Director, Robert A. Meister:

Votes cast in favor	3,654,204
Votes withheld	0

Election by Class B & Class D stockholders of a Class III Director, John F. Williams, Jr., M.D.:

Votes cast in favor	45,763,920
Votes withheld	1,322,459

The following directors’ term of office as a director continued after the meeting: John H. Herrell, Leatrice Ducat, Anthony Pantaleoni and Robert H. Hotz.

Page 34 of 36 Pages

(c)	At the meeting, the following proposals, as described in the proxy statement delivered to all of our stockholders, were approved by the votes indicated:

Approval of the Universal Health Services, Inc. 2005 Stock Incentive Plan:

Votes cast in favor	40,133,445
Votes against	810,903

Approval of the Universal Health Services, Inc. 2005 Executive Incentive Plan:

Votes cast in favor	40,844,377
Votes against	99,410

Approval of the Universal Health Services, Inc. Employee Stock Purchase Plan:

Votes cast in favor	40,907,301
Votes against	34,085

The consideration of one stockholder proposal:

Votes cast in favor	1,172,764
Votes against	39,360,741

Item 6. Exhibits

(a)	Exhibits:

31.1 Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934.

31.2 Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934.

32.1 Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

11. Statement re computation of per share earnings is set forth in Note 6 of the Notes to Condensed Consolidated Financial Statements.

All other items of this Report are inapplicable.

Page 35 of 36 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 9, 2005	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer).

Page 36 of 36 Pages