Form 10-Q
period 2005-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2005-11-09
CIK 352915

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2005:

Class A	3,328,404
Class B	50,884,301
Class C	335,800
Class D	25,806

UNIVERSAL HEALTH SERVICES, INC.

Page 2 of 39 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$970,772	$914,093	$2,968,305	$2,726,713
Operating charges:
Salaries, wages and benefits	395,938	374,221	1,210,175	1,115,014
Other operating expenses	229,119	216,375	694,991	637,605
Supplies expense	117,127	113,715	369,787	342,820
Provision for doubtful accounts	102,734	79,907	280,620	237,708
Depreciation and amortization	38,552	37,353	116,236	105,695
Lease and rental expense	14,688	15,257	45,443	45,405
Hurricane related expenses	128,895	—	128,895	—
Hurricane insurance recoveries	(81,709)	—	(81,709)	—

	945,344	836,828	2,764,438	2,484,247

Income before interest expense, minority interests and income taxes	25,428	77,265	203,867	242,466
Interest expense, net	6,404	9,351	24,530	28,277
Minority interests in earnings of consolidated entities before hurricane related expenses and insurance recoveries	6,673	5,595	22,518	14,305
Minority interests in hurricane related expenses and insurance recoveries	(2,659)	—	(2,659)	—

Income before income taxes	15,010	62,319	159,478	199,884
Provision for income taxes	5,531	22,967	58,677	73,638

Income from continuing operations	9,479	39,352	100,801	126,246
Income (loss) from discontinued operations, net of income tax benefit (expense) of $665 and $857 during the three months ended September 30, 2005 and 2004, respectively, and ($61,058) and ($4,016) during the nine months ended September 30, 2005 and 2004, respectively	(1,160)	(1,507)	127,770	6,072

Net income	$8,319	$37,845	$228,571	$132,318

Basic earnings (loss) per share:
From continuing operations	$0.17	$0.68	$1.79	$2.19
From discontinued operations	(0.02)	(0.03)	2.27	0.10

Total basic earnings per share	$0.15	$0.65	$4.06	$2.29

Diluted earnings (loss) per share:
From continuing operations	$0.17	$0.64	$1.71	$2.05
From discontinued operations	(0.02)	(0.02)	2.02	0.09

Total diluted earnings per share	$0.15	$0.62	$3.73	$2.14

Weighted average number of common shares - basic	54,682	57,791	56,210	57,659
Add: Shares for conversion of convertible debentures	—	6,577	6,577	6,577
Other share equivalents	466	542	476	754

Weighted average number of common shares and equivalents - diluted	55,148	64,910	63,263	64,990

See accompanying notes to these condensed consolidated financial statements.

Page 3 of 39 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$82,156	$33,125
Accounts receivable, net	505,366	552,538
Supplies	50,895	60,729
Other current assets	31,290	29,663
Deferred income taxes	21,478	—
Hurricane insurance recoveries receivable	81,709	—
Assets of facilities held for sale	1,782	132,870

Total current assets	774,676	808,925

Property and equipment	2,164,355	2,267,284
Less: accumulated depreciation	(852,004)	(819,218)

	1,312,351	1,448,066
Other assets:
Goodwill	535,848	619,064
Deferred charges	10,305	14,416
Other	109,845	132,372

	655,998	765,852

	$2,743,025	$3,022,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,873	$16,968
Accounts payable and accrued liabilities	425,521	419,116
Federal and state taxes	96,914	22,456
Liabilities of facilities held for sale	—	11,116

Total current liabilities	526,308	469,656

Other noncurrent liabilities	259,033	243,617
Minority interests	161,404	186,543
Long-term debt	528,302	852,229
Deferred income taxes	43,981	50,212
Commitments and contingencies
Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2005 and 3,328,404 in 2004	33	33
Class B Common Stock, 50,878,245 shares outstanding in 2005 and 54,058,695 in 2004	509	541
Class C Common Stock, 335,800 shares outstanding in 2005 and 335,800 in 2004	3	3
Class D Common Stock, 26,546 shares outstanding in 2005 and 27,401 in 2004	—	—
Capital in excess of par	—	22,890
Deferred compensation	(10,096)	(1,659)
Cumulative dividends	(36,854)	(23,272)
Retained earnings	1,279,675	1,220,186
Accumulated other comprehensive (loss) income	(9,273)	1,864

	1,223,997	1,220,586

	$2,743,025	$3,022,843

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 39 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$228,571	$132,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	124,463	124,407
Accretion of discount on convertible debentures	9,744	9,355
Gains on sales of assets and businesses, net of accrued income taxes	(126,507)	(5,411)
Hurricane related expenses	87,037	2,318
Hurricane insurance recoveries	(81,709)	—
Provision for asset impairment	22,666	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(8,315)	(43,065)
Accrued interest	4,450	4,132
Accrued and deferred income taxes, excluding income taxes on gains on sales of assets and businesses	(977)	27,395
Other working capital accounts	43,458	26,252
Other assets and deferred charges	2,748	(3,957)
Other	7,193	7,086
Minority interest in earnings of consolidated entities, net of distributions	5,223	13,033
Accrued insurance expense, net of commercial premiums paid	63,359	57,637
Payments made in settlement of self-insurance claims, net of commercial insurance reimbursements	(24,961)	(37,986)

Net cash provided by operating activities	356,443	313,514

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(171,343)	(177,329)
Proceeds received from sales of assets and businesses	377,136	81,352
Acquisition of businesses	(29,635)	(147,316)

Net cash provided by (used in) investing activities	176,158	(243,293)

Cash Flows from Financing Activities:
Additional borrowings	7,823	24,107
Repayment of long-term debt	(264,458)	(77,069)
Issuance of common stock	12,299	2,340
Repurchase of common shares	(224,437)	(5,924)
Dividends paid	(13,582)	(13,984)
Financing costs on new revolving credit facility	(1,215)	—

Net cash used in financing activities	(483,570)	(70,530)

Increase (decrease) in cash and cash equivalents	49,031	(309)
Cash and cash equivalents, beginning of period	33,125	34,863

Cash and cash equivalents, end of period	$82,156	$34,554

Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,626	$18,608

Income taxes paid, net of refunds	$59,898	$51,370

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 39 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended September 30, 2005. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2005, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $359,000 and $377,000 during the three month periods ended September 30, 2005 and 2004, respectively, and $1,067,000 and $1,118,000 during the nine month periods ended September 30, 2005 and 2004, respectively. Our pre-tax share of income from the Trust was $432,000 and $367,000 during the three month periods ended September 30, 2005 and 2004, respectively, and $1,341,000 and $1,122,000 during the nine month periods ended September 30, 2005 and 2004, respectively, and is included in net revenues in the accompanying condensed consolidated statements of income. The carrying value of this investment was $9.7 million at September 30, 2005 and $9.5 million at December 31, 2004, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $26.2 million at September 30, 2005 and $25.2 million at December 31, 2004.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged from Hurricane Katrina. The majority of the real estate assets of Chalmette are leased by us from the Trust and pursuant to the terms of the lease in such circumstances, we have the obligation to do one of the following: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a

Page 6 of 39 Pages

substitution property equivalent in value to Chalmette. The Trust has various options if we decide to acquire the property or offer a substitute property. Independent appraisals are being obtained by us and the Trust which will be used as the basis for determining fair market value of the facility. The existing lease on Chalmette remains in place and rental expense will continue for a period of time while we evaluate our options. We have preliminarily estimated the fair value of the property at $25 million which is our best estimate of the value of our obligation to the Trust as of September 30, 2005 which is payable either in the form of cash or substitute property.

As of September 30, 2005, we leased the following five hospital facilities from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2006	25	(a)
Wellington Regional Medical Center	Acute Care	$2,495,000	December, 2006	25	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$1,857,000	December, 2006	25	(b)
Chalmette Medical Center	Acute Care	$960,000	March, 2008	10	(c)
The Bridgeway	Behavioral Health	$683,000	December, 2009	15	(d)

(a)	We have five 5-year renewal options at existing lease rates (through 2031).

(b)	We have three 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).

(c)	We have two 5-year renewal options at lease rates based upon the then five-year Treasury rate plus a spread (through March, 2018). The real estate assets of this facility were severely damaged by Hurricane Katrina and we are evaluating our options pursuant to the terms of the lease in such circumstances, as discussed above.

(d)	We have one 5-year renewal option at existing lease rates (through 2014) and two 5-year renewal options at fair market value lease rates (2015 through 2024).

Total rent expense under the operating leases on these five hospital facilities with the Trust was $3.9 million during each of the three month periods ended September 30, 2005 and 2004 and $12.0 million and $12.1 million during the nine months ended September 30, 2005 and 2004, respectively In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

The Trust commenced operations in 1986 by purchasing certain subsidiaries from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each lease also provided for additional or bonus rental, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon rental. This lease amendment was in connection with certain concessions granted by us with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with our subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

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

Page 7 of 39 Pages

Other Related Party Transactions:

Our Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team own approximately 6% of the outstanding shares of Broadlane, Inc. as of September 30, 2005. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We have also committed to pay this company a license fee totaling $25.3 million over a five-year period, of which $7.5 million has been paid as of September 30, 2005.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of September 30, 2005 and December 31, 2004, the $161.4 million and $186.5 million, respectively, minority interest liability consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C., and; (iii) a 10% outside ownership in two acute care facilities located in Louisiana (these facilities were severely damaged by Hurricane Katrina, see Note 11). Also included in the minority interest liability as of December 31, 2004 was a 19% outside ownership interest in an operating company that owned fourteen hospitals in France, which we sold during the second quarter of 2005.

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

Page 8 of 39 Pages

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

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that could become our liability, however, we are entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by us. During the third quarter of 2005, we received an $8.6 million cash settlement from a commercial professional and general liability insurance carrier related to payment of PHICO claims. This settlement was recorded to our accrued professional and general liability account.

As of September 30, 2005, the total accrual for our professional and general liability claims was $219.9 million ($205.1 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $14.8 million as of September 30, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds and other sources in connection with PHICO related professional and general liability claims payments.

As of September 30, 2005, we had outstanding letters of credit and surety bonds totaling $65 million consisting of: (i) $52 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in the District Court, Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law and seeks monetary damages including disgorgement of profits and punitive damages as well as injunctive relief. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court granted plaintiff’s motion to remand and the case will proceed in Nevada state court. On July 22, 2005, plaintiff’s counsel, with our consent, filed a first amended complaint, adding two additional plaintiff’s (husband and wife) alleging similar “facts” and claiming similar federal and state causes of action. The Nevada state district court granted our motion to dismiss with respect to all claims except plaintiffs’ state Unfair Trade Practices Act cause of action. On October 19, 2005, the parties stipulated to the voluntary dismissal of plaintiffs’ sole remaining claim for relief, and a consent Judgment of Dismissal was submitted to the district court on November 2, 2005. Plaintiffs, through counsel, have indicated that they intend to appeal the district court’s dismissal.

We believe that the claims asserted against us in the proceeding described above are without merit and we deny all allegations of violations of law and any liability to the above named plaintiffs. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The

Page 9 of 39 Pages

range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows. The legal proceedings described above have previously been disclosed in the Report on Form 10-Q for the quarterly period ended June 30, 2005.

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

(5) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for both periods presented are the combined assets of $8.3 million and $452.7 million as of September 30, 2005 and 2004, respectively, related to the acute care facilities and international acute care hospital services reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2004.

As discussed in Note 11, four of our acute care facilities were severely damaged by Hurricane Katrina. The resulting Hurricane related expenses and Hurricane related insurance recoveries, as described in Note 11, are reflected in the Acute Care Hospital Services data shown below for the three and nine month periods ended September 30, 2005.

	Three Months Ended September 30, 2005
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,752,146	$336,676	—	$2,088,822
Gross outpatient revenues	$707,282	$45,111	$21,813	$774,206
Total net revenues	$763,728	$195,070	$11,974	$970,772
Income/(loss) before income taxes	$4,769	$38,494	($28,253)	$15,010
Total assets as of 9/30/05	$1,941,476	$441,240	$360,309	$2,743,025
Licensed beds	5,375	4,517	—	9,892
Available beds	4,989	4,422	—	9,411
Patient days	275,148	335,825	—	610,973
Admissions	62,502	25,724	—	88,226
Average length of stay	4.4	13.1	—	6.9

Page 10 of 39 Pages

	Nine Months Ended September 30, 2005
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,538,861	$1,007,384	—	$6,546,245
Gross outpatient revenues	$2,116,715	$145,092	$65,921	$2,327,728
Total net revenues	$2,351,225	$584,018	$33,062	$2,968,305
Income/(loss) before income taxes	$139,198	$122,105	($101,825)	$159,478
Total assets as of 9/30/05	$1,941,476	$441,240	$360,309	$2,743,025
Licensed beds	5,493	4,463	—	9,956
Available beds	5,085	4,384	—	9,469
Patient days	877,216	1,004,913	—	1,882,129
Admissions	193,894	76,752	—	270,646
Average length of stay	4.5	13.1	—	7.0

	Three Months Ended September 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,643,610	$315,401	—	$1,959,011
Gross outpatient revenues	$647,127	$42,374	$22,518	$712,019
Total net revenues	$727,270	$176,791	$10,032	$914,093
Income/(loss) before income taxes	$67,942	$31,994	($37,617)	$62,319
Total assets as of 9/30/04	$1,936,935	$425,919	$615,448	$2,978,302
Licensed beds	5,615	4,386	—	10,001
Available beds	4,830	4,328	—	9,158
Patient days	280,876	318,778	—	599,654
Admissions	61,980	23,764	—	85,744
Average length of stay	4.5	13.4	—	7.0

	Nine Months Ended September 30, 2004
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,039,906	$919,867	—	$5,959,773
Gross outpatient revenues	$1,896,443	$131,822	$58,700	$2,086,965
Total net revenues	$2,178,048	$520,426	$28,239	$2,726,713
Income/(loss) before income taxes	$199,961	$101,644	($101,721)	$199,884
Total assets as of 9/30/04	$1,936,935	$425,919	$615,448	$2,978,302
Licensed beds	5,657	4,168	—	9,825
Available beds	4,897	4,080	—	8,977
Patient days	865,963	913,399	—	1,779,362
Admissions	188,437	71,847	—	260,284
Average length of stay	4.6	12.7	—	6.8

Page 11 of 39 Pages

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)
	2005	2004	2005	2004
Basic:
Income from continuing operations	$9,479	$39,352	$100,801	$126,246
Less: Dividends on unvested restricted stock, net of taxes	(26)	(28)	(81)	(84)

Income from continuing operations – basic	$9,453	$39,324	$100,720	$126,162
(Loss) income from discontinued operations	(1,160)	(1,507)	127,770	6,072

Net income – basic	$8,293	$37,817	$228,490	$132,234

Diluted:
Income from continuing operations	$9,479	$39,352	$100,801	$126,246
Less: Dividends on unvested restricted stock, net of taxes	(26)	(28)	(81)	(84)
Add: Debenture interest, net of taxes	—	2,333	7,196	6,906

Income from continuing operations-diluted	$9,453	$41,657	$107,916	$133,068
(Loss) income from discontinued operations	(1,160)	(1,507)	127,770	6,072

Net income – diluted	$8,293	$40,150	$235,686	$139,140

Weighted average number of common shares	54,682	57,791	56,210	57,659
Net effect of dilutive stock options and grants based on the treasury stock method	466	542	476	754
Assumed conversion of discounted convertible debentures	—	6,577	6,577	6,577

Weighted average number of common shares and equivalents	55,148	64,910	63,263	64,990

Earnings (loss) Per Basic Share:
From continuing operations	$0.17	$0.68	$1.79	$2.19
From discontinued operations	(0.02)	(0.03)	2.27	0.10

Total earnings per basic share	$0.15	$0.65	$4.06	$2.29

Earnings (loss) Per Diluted Share:
From continuing operations	$0.17	$0.64	$1.71	$2.05
From discontinued operations	(0.02)	(0.02)	2.02	0.09

Total earnings per diluted share	$0.15	$0.62	$3.73	$2.14

Page 12 of 39 Pages

Stock-Based Compensation: At September 30, 2005, we have a number of stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for the stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant.

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

The SEC deferred the effective date for SFAS 123R for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we will adopt SFAS No. 123R as of January 1, 2006. As a result of adopting SFAS No. 123R, we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Although we have not yet selected our option pricing model for applying SFAS 123R, using the Black-Scholes option pricing model, we would expect to record expense related to stock options outstanding as of September 30, 2005 (assuming no cancellations) of approximately $5.6 million for the year ended December 31, 2006. The stock-based compensation expense determined under a fair value method, specifically related to stock options, was $1.7 million and $2.2 million for the three months ended September 30, 2005 and 2004, respectively and $4.6 million and $6.7 million for the nine months ended September 30, 2005 and 2004, respectively. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) in response to frequently asked questions and to provide the SEC staff’s views regarding the application of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”). SAB 107 provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the financial statements filed with the SEC.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123,” Accounting for Stock-Based Compensation,” to all stock-based employee compensation. We recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except per share data)
	2005	2004	2005	2004
Income from continuing operations	$9,479	$39,352	$100,801	$126,246
Add: total stock-based compensation expenses included in net income (a)	1,421	496	4,409	1,516
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(2,475)	(1,884)	(7,279)	(5,739)

Pro forma net income from continuing operations	8,425	37,964	97,931	122,023
Income from discontinued operations, net of income taxes	(1,160)	(1,507)	127,770	6,072

Pro forma net income	$7,265	$36,457	$225,701	$128,095

Basic earnings (loss) per share, as reported:
From continuing operations	$0.17	$0.68	$1.79	$2.19
From discontinued operations	($0.02)	($0.03)	$2.27	$0.10

Total basic earnings per share, as reported	$0.15	$0.65	$4.06	$2.29

Basic earnings (loss) per share, pro forma:
From continuing operations	$0.15	$0.66	$1.74	$2.12
From discontinued operations	($0.02)	($0.03)	$2.27	$0.10

Total basic earnings per share, pro forma	$0.13	$0.63	$4.01	$2.22

Diluted earnings (loss) per share, as reported:
From continuing operations	$0.17	$0.64	$1.71	$2.05
From discontinued operations	($0.02)	($0.02)	$2.02	$0.09

Total diluted earnings per share, as reported	$0.15	$0.62	$3.73	$2.14

Diluted earnings (loss) per share, pro forma:
From continuing operations	$0.15	$0.62	$1.66	$1.98
From discontinued operations	($0.02)	($0.02)	$2.02	$0.10

Total diluted earnings per share, pro forma	$0.13	$0.60	$3.68	$2.08

(a)	Net of income tax benefit of $833,000 and $290,000 during the three month periods ended September 30, 2005 and 2004, respectively, and $2.6 million and $889,000 during the nine month periods ended September 30, 2005 and 2004, respectively.

Page 13 of 39 Pages

(b)	Net of income tax provision of $1.5 million and $1.1 million during the three month periods ended September 30, 2005 and 2004, respectively, and $4.3 million and $3.4 million during the nine month periods ended September 30, 2005 and 2004, respectively.

(7) Comprehensive Income

Comprehensive income or loss is recorded in accordance with the provisions of SFAS No.130, “Reporting Comprehensive Income”. SFAS No.130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2005	2004	2005	2004
Net income	$8,319	$37,845	$228,571	$132,318
Other comprehensive income (loss):
Foreign currency translation adjustments (a)	—	(173)	(13,544)	(3,878)
Adjustment for losses reclassified into income (b)	—	1,302	794	3,854
Unrealized derivative gains/(losses) on cash flow hedges (c)	450	(462)	1,613	(779)

Comprehensive income	$8,769	$38,512	$217,434	$131,515

(a)	Upon sale of our French assets during the second quarter of 2005, the cumulative foreign currency translation adjustments included in accumulated other comprehensive income/loss, net of income taxes, were reclassified through the income statement and included in the $120.7 million after-tax gain on sale recorded during the second quarter of 2005.

(b)	Net of income tax provision of $746 during the three month period ended September 30, 2004, and $683 and $2.2 million during the nine month periods ended September 30, 2005 and 2004, respectively.

Page 14 of 39 Pages

(c)	Net of income tax provision/(benefit) of $255 and ($265) during the three month periods ended September 30, 2005 and 2004, respectively, and $921 and ($446) during the nine month periods ended September 30, 2005 and 2004, respectively.

(8) Dispositions and Acquisitions

Dispositions during the nine months ended September 30, 2005

During the nine month period ended September 30, 2005, we sold the following facilities for combined net cash proceeds of $377 million:

(i)	During the second quarter of 2005, we sold our 81.5% ownership interest in the Médi-Partenaires Group, an operating company which owned and managed 14 acute care hospitals in France. At the time of sale, we received net cash proceeds (net of closing costs and cash balances at time of sale) before income taxes, of approximately $252 million. The operating results of these facilities, as well as the $120.7 million after-tax gain ($177.1 million pre-tax) recorded during the second quarter of 2005, are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for all periods presented.

(ii)	During the first quarter of 2005, we completed the sale of two acute care facilities located in Puerto Rico: Hospital San Pablo, a 430-bed acute care hospital located in Bayamon and Hospital San Pablo del Este, a 180-bed acute care hospital in Fajardo. The sale proceeds were approximately $122 million in cash. We also retained certain components of working capital. The operating results of these facilities, as well as the $3.8 million after-tax gain ($6.0 million pre-tax), recorded during the first quarter of 2005, are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for all periods presented.

(iii)	Also during the first quarter of 2005, we sold a home health business in Bradenton, Florida for total sale proceeds of approximately $3 million. This transaction resulted in an after-tax gain of $2.0 million ($3.1 million pre-tax) which was recorded during the first quarter of 2005.

Dispositions during the nine months ended September 30, 2004

During the second and third quarters of 2004, in conjunction with our strategic plan to sell two acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following facilities for combined cash proceeds of approximately $81 million:

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

The operating results of these facilities, as well as the after-tax gains of $2.0 million ($3.1 million pre-tax) recorded during the three month period ended September 30, 2004 and $126.5 million ($186.2 million pre-tax) and $3.4 million ($5.4 million pre-tax) recorded during the nine month periods ended September 30, 2005 and 2004, respectively, are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for all periods presented.

Page 15 of 39 Pages

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations the three and nine month periods ended September 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Discontinued Operations
Net revenues	$1,105	$99,477	$166,913	$400,614

Operating income/(loss)	(1,813)	4,442	18,028	40,091

Income/(loss) before gain and income taxes	(1,825)	(5,437)	2,608	4,677
Gain, net of losses, on divestitures	—	3,073	186,220	5,411

Income/(loss) from discontinued operations	(1,825)	(2,364)	188,828	10,088
Income tax benefit/(provision)	665	857	(61,058)	(4,016)

Income/(loss) from discontinued operations, net of income taxes	$(1,160)	$(1,507)	$127,770	$6,072

Acquisitions and dispositions subsequent to September 30, 2005

In October, 2005, we acquired the stock of KEYS Group Holdings, LLC, including Keystone Education and Youth Services, LLC, for a net cash purchase price of $210 million. Through this acquisition, we added a total of 46 facilities in 10 states including 21 residential treatment facilities with 1,280 beds, 21 non-public therapeutic day schools and four detention facilities. This acquisition is expected to generate approximately $165 million of annual revenue and the operational effective date was October 1, 2005.

Also subsequent to September 30, 2005, we sold the assets of a women’s hospital located in Edmond, Oklahoma that was closed in September, 2005. The operating results for this facility are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 and 2004. This sale transaction resulted in a pre-tax gain of approximately $3 million that will be included in our financial results for the three and twelve month periods ended December 31, 2005.

Acquisitions during the nine months ended September 30, 2005

During the nine month period ended September 30, 2005, we acquired the following facilities/businesses for a combined cash purchase price of approximately $30 million:

(i)	During the third quarter of 2005, we acquired the assets of five therapeutic boarding schools located in Idaho and Vermont. The seller of the facilities declared bankruptcy in March, 2005 and at that time, four of the facilities were closed while one remained opened. We intend to resume operations at three of the closed facilities during the fourth quarter of 2005. The fourth facility is expected to be opened during the second quarter of 2006.

(ii)	Also during the third quarter of 2005, we purchased a non-controlling 56% ownership interest in a surgical hospital located in Texas.

(iii)	During the first quarter of 2005, we acquired the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid approximately $5 million in cash and assumed a $10 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

Acquisitions during the nine months ended September 30, 2004

During the nine month period ended September 30, 2004, we acquired the following facilities/businesses for a combined cash purchase price of approximately $147 million:

(i)	During the third quarter of 2004, we spent approximately $5 million to purchase an outpatient surgery center in Edinburg, Texas;

(ii)	During the second quarter of 2004, we spent approximately $105 million to purchase the following behavioral health care facilities: (i) a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut; (ii) a 112-bed facility in Savannah, Georgia; (iii) a 77-bed facility in Benton, Arkansas; (iv) the operations of an 82-bed facility in Las Vegas, Nevada, and; (v) a 72-bed facility in Bowling Green, Kentucky.

(iii)

During the first quarter of 2004, we spent approximately $37 million on acquisitions consisting of the following: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana, and; (ii) a 48-bed acute care facility and a 76-bed acute care facility,

Page 16 of 39 Pages

both of which are located in France and acquired by an operating company in which we owned an 80% controlling ownership interest.

(iv)	Also, effective January 1, 2004, we acquired four acute care facilities consisting of: (i) a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana; (ii) a 228-bed facility located in Corona, California; (iii) a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and; (iv) a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004). The $230 million combined purchase price for these four acute care facilities was funded in late December, 2003 and was included in other assets on our consolidated balance sheet as of December 31, 2003.

Assuming these acquisitions occurred on January 1, 2004, our proforma net revenues, net income and basic and diluted earnings per share for the three months ended September 30, 2004 would have been unchanged, as all the acquisitions occurred prior to July 1, 2004. For the nine months ended September 30, 2004, our proforma net revenues would have been approximately $2.747 billion and the proforma effect on our net income and basic and diluted earnings per share was immaterial.

(9) Dividends

A dividend of $.08 per share or $4.5 million in the aggregate was declared by the Board of Directors on July 21, 2005 and was paid on September 15, 2005 to shareholders of record as of September 1, 2005.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$247	$260	$741	$780
Interest cost	1,072	1,074	3,216	3,226
Expected return on assets	(957)	(987)	(2,871)	(2,961)
Recognized actuarial loss	415	267	1,245	801

Net periodic pension cost	$777	$614	$2,331	$1,846

During the nine months ended September 30, 2005 there were no employer contributions paid.

(11) Impact of Hurricane Katrina

In August, 2005, our facilities listed below, which comprised approximately 6% of our net revenues during the six months ended June 30, 2005, were severely damage from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to assess the damage and the likely recovery period for the facilities and surrounding communities.

Methodist Hospital - located in New Orleans, Louisiana consisting of Methodist Hospital (“Methodist”), a six-story, 306-bed acute-care facility and Lakeland Medical Pavilion (“Lakeland”), a two-story, 54-bed acute-care facility.

Chalmette Medical Center - located in Chalmette, Louisiana consisting Chalmette Medical Center (“Chalmette”), a two-story, 138-bed acute-care facility and Virtue Street Pavilion, a one-story, 57-bed facility providing physical rehabilitation, skilled nursing and inpatient behavioral health services. The majority of the real estate assets of the 138-bed Chalmette Medical Center facility are owned by Universal Health Realty Income Trust (the “Trust”) and leased by us.

Hurricane related expenses:

Many of the Hurricane related expenses and insurance recoveries discussed below were based on our preliminary damage assessments of the real property and equipment at each of the above mentioned facilities affected by the Hurricane. However, given the wide-spread damage to each facility and surrounding communities, at this time, we are unable to predict with certainty the ultimate amount of damage sustained by each facility, the ultimate replacement cost of the damaged assets or the net realizable value of the damaged assets. Therefore, it is likely that we will record additional charges in future periods related to Hurricane Katrina and our estimates of the charges may change by amounts which could be material.

Included in our financial results for the three-month period ended September 30, 2005 was a combined after-tax charge of $78.1 million ($128.9 million pre-tax and pre-minority interest) consisting of the following (amounts in thousands):

	Amount
Property write-down	$53,609	A.
Accrued estimated payable to Universal Health Realty Income Trust	25,000	B.
Provision for asset impairment	19,561	C.
Post-hurricane salaries, wages and benefits paid to employees of affected facilities	14,365	D.
Increase in provision for doubtful accounts	7,028	E.
Other expenses	9,332	F.

Subtotal pre-tax, pre-minority interest hurricane related expenses	128,895
Less: Minority interests in hurricane related expenses	(6,095)

Subtotal pre-tax hurricane related expenses	122,800
Income tax benefit	(44,736)

After-tax hurricane related expenses	$78,064

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our initial assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the write-downs were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility.

B.	The majority of the real estate assets of Chalmette are leased by us from the Trust and according to the terms of the lease in such circumstances, we have the obligation to do one of the following: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. The Trust has various options if we decide to acquire the property or offer a substitute property. Independent appraisals are being obtained by us and the Trust which will be used as the basis for determining fair market value of the facility. The existing lease on Chalmette remains in place and rental expense will continue for a period of time while we evaluate our options. We have preliminarily estimated the fair value of the property at $25 million which is our best estimate of the value of our obligation to the Trust as of September 30, 2005 which is payable either in the form of cash or substitute property.

C.	Consists of asset impairment charges resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.

D.	Consists of salaries, wages and benefits expense for employees of the affected facilities during the post-Hurricane period through September 30, 2005. Most of the employees of these facilities had their employment terminated in early-October, 2005.

E.	Increase in provision for doubtful accounts recorded to fully reserve for all self-pay and other accounts receivable deemed uncollectible since the Hurricane has left many patients without the financial resources required to pay unpaid bills.

F.	Consists of various other expenses incurred in connection with the patients, employees and properties of each facility affected by the Hurricane.

Hurricane insurance recoveries:

Included in our financial results for the three and nine month periods ended September 30, 2005 was Hurricane related insurance recoveries of $81.7 million reflecting our preliminary estimate of the minimum level of probable commercial insurance proceeds. Subsequent to September 30, 2005, we received $50.0 million of the Hurricane related insurance recoveries recorded thus far. At the time of the Hurricane, we maintained commercial insurance policies with a combined potential coverage of $279 million for property damage and business interruption insurance.

Due to the nature and extent of the overall damage to the area, neither we nor our commercial insurance adjusters have been able to complete a full assessment of the impacted facilities to determine the exact nature and extent of the losses. Although we believe our ultimate claims for Hurricane related losses will exceed the recoveries we have recorded as of September 30, 2005, which we believe entitles us to Hurricane-related insurance proceeds in excess of those recorded as of September 30, 2005, the timing and amount of such proceeds can not be determined at this time since it will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

The $49.8 million of after-tax Hurricane related insurance recoveries included in our financials results for the three and nine month periods ended September 30, 2005 was calculated as follows:

Amount
Hurricane insurance recoveries	$81,709
Less: Minority interests in hurricane related insurance recoveries	(3,436)

Hurricane insurance recoveries before income taxes	78,273
Less: Provision for income taxes	(28,515)

After-tax Hurricane insurance recoveries	$49,758

Page 17 of 39 Pages

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals and ambulatory surgery and radiation oncology centers. As of September 30, 2005, we owned and/or operated 28 acute care hospitals and 54 behavioral health centers located in 26 states, Washington, DC and Puerto Rico. As part of our ambulatory treatment centers division, we manage and own outright or in partnership with physicians, 12 surgical hospitals, surgery centers and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals and our ambulatory and radiation oncology centers accounted for 80% of our consolidated net revenues during each of the three month periods ended September 30, 2005 and 2004 and 80% and 81% of our consolidated net revenues during the nine month periods ended September 30, 2005 and 2004, respectively. Net revenues from our behavioral health care facilities accounted for 20% of our consolidated net revenues during each of the three and nine month periods ended September 30, 2005 and 19% of our consolidated net revenues during each of the three and nine month periods ended September 30, 2004.

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

Forward-Looking Statements and Risk Factors

The matters discussed in this report as well as our news releases issued from time to time include certain statements containing the words “believes”, “anticipates”, “intends”, “expects” and words of similar import, which constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause industry results and/or our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	industry capacity, demographic changes, existing laws and government regulations and changes in or failure to comply with laws and governmental regulations;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	liability and other claims asserted against us;

•	the continuing high number of governmental inquiries, investigations and administrative and legal actions being taken against health care providers, which, if directed at us or one of our facilities, could significantly increase costs and expenses;

•	National, regional and local economic and business conditions

•	competition from other healthcare providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of one of our largest acute care facilities, and/or the loss of significant customers;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, including nurses, and our ability to recruit physicians to provide services at our facilities;

•	our ability to successfully integrate our recent acquisitions;

•	a significant portion of our revenues are produced by a small number of our facilities;

•	our ability to finance growth on favorable terms;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	from time to time, our acute care facilities experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts;

Page 18 of 39 Pages

•	our financial statements reflect large amounts due from various commercial and private payors (including amounts due from patients) and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	we have experienced increases in professional and general liability and property insurance expense during the past few years caused by unfavorable pricing and availability trends of commercial insurance and as a result, we have assumed a greater portion of our liability risk and consequently, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, which are self-insured, will not have a material adverse effect on our future results of operations, and;

•	four of our hospital facilities located in Louisiana, comprising approximately 6% of our net revenues for the six month period ended June 30, 2005, were severely damaged by Hurricane Katrina and all remain closed and non-operational as we continue to assess the damage and the likely recovery period for the facilities and surrounding communities. We are currently unable to determine when, or if, the facilities will be rebuilt/repaired and although we believe we maintained commercial insurance policies at the time of the Hurricane with combined potential coverage of $279 million for property damage and business interruption insurance, we are unable to determine the timing and amount of total insurance proceeds collectible by us since they will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Medicare and Medicaid revenues represented 39% and 40% of our net revenues during the three month periods ended September 30, 2005 and 2004, respectively, and 38% and 39% of our net revenues during the nine month periods ended September 30, 2005 and 2004, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 42% of our net revenues during each of the three month periods ended September 30, 2005 and 2004 and 42% and 41% of our net revenues during the nine month periods ended September 30, 2005 and 2004, respectively.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals located in the U.S. provided charity care, based on charges at established rates, amounting to $73 million and $72 million during the three month periods ended September 30, 2005 and 2004, respectively, and

Page 19 of 39 Pages

$224 million and $201 million during the nine month periods ended September 30, 2005 and 2004, respectively.

Provision for Doubtful Accounts: Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is exhausted, the patient is sent at least two statements followed by a series of three collection letters. If the patient is deemed unwilling to pay, the account is written off as bad debt and transferred to an outside collection agency for additional collection effort.

Uninsured receivables are outsourced to several early out collection agencies under contract with the hospital. The collection vendor must document at least three attempts to contact the patient and send three statements from the date of placement. If the patient fails to respond or express a willingness to pay, the account is returned to the hospital and subsequently written off as bad debt and transferred to an outside agency for additional collection effort. Uninsured patients that express an inability to pay are reviewed for write off as potential charity care.

During the collection process the hospital establishes a partial reserve in the allowance for doubtful accounts for self-pay balances outstanding for greater than 60 days from the date of discharge. All self-pay accounts at the hospital level are fully reserved if they become outstanding for greater than 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. Potential charity accounts are fully reserved when the patient expresses an inability to pay.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At September 30, 2005 and December 31, 2004, accounts receivable are recorded net of allowance for doubtful accounts of $121 million and $71 million, respectively.

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

Page 20 of 39 Pages

is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

Goodwill: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we ceased amortizing goodwill as of January 1, 2002. Goodwill is reviewed for impairment at the reporting unit level as, defined by SFAS No. 142, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2005, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets and therefore no valuation allowances have been recorded.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes. During the second quarter of 2005, we reversed our APB 23 reserve since we had repatriated all earnings associated with our business in France which was sold during the second quarter of 2005.

The American Jobs Creation Act (AJCA) was signed into law on October 22, 2004. AJCA provides for a deduction of 85% of certain foreign earnings that are repatriated in accordance with the requirement of AJCA. We have evaluated the potential benefit under the Act and have concluded it is unlikely we will derive a material benefit.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended September 30, 2005 and 2004 (dollar amounts in thousands):

	Three months ended September 30, 2005		Three months ended September 30, 2004
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$970,772	100.0%	$914,093	100.0%
Operating charges:
Salaries, wages and benefits	395,938	40.8%	374,221	40.9%
Other operating expenses	229,119	23.6%	216,375	23.7%
Supplies expense	117,127	12.1%	113,715	12.4%
Provision for doubtful accounts	102,734	10.6%	79,907	8.7%
Depreciation and amortization	38,552	4.0%	37,353	4.1%
Lease and rental expense	14,688	1.5%	15,257	1.7%
Hurricane related expenses	128,895	13.2%	—	—
Hurricane insurance recoveries	(81,709)	-8.4%

Subtotal operating expenses	945,344	97.4%	836,828	91.5%

Income before interest expense, minority interests and income taxes	25,428	2.6%	77,265	8.5%
Interest expense, net	6,404	0.7%	9,351	1.0%
Minority interests in earnings of consolidated entities before hurricane related expenses and insurance recoveries	6,673	0.7%	5,595	0.7%
Minority interests in hurricane related expenses and insurance recoveries	(2,659)	-0.3%	—	—

Income before income taxes	15,010	1.5%	62,319	6.8%
Provision for income taxes	5,531	0.5%	22,967	2.5%

Income from continuing operations	9,479	1.0%	39,352	4.3%
Income/(loss) from discontinued operations, net of income taxes	(1,160)	-0.1%	(1,507)	-0.2%

Net income	$8,319	0.9%	$37,845	4.1%

Page 21 of 39 Pages

Net revenues increased 6% or $57 million to $971 million during the three month period ended September 30, 2005 as compared to $914 million during the comparable prior year quarter. The increase during the 2005 third quarter, as compared to the comparable prior year quarter, was primarily attributable to a $52 million or 6% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”).

Income before income taxes decreased $47 million to $15 million during the three months ended September 30, 2005 as compared to $62 million during the comparable prior year quarter due primarily to:

•	a decrease of $123 million before income taxes ($129 million pre-minority interest) resulting from charges recorded in connection with the damage sustained from Hurricane Katrina, as discussed below;

•	an increase of $78 million before income taxes ($82 million pre-minority interest) resulting from the recording of Hurricane insurance recoveries, as discussed below;

•	a $18 million decrease in income before income taxes (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	an $7 million increase in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a $3 million increase due to a reduction in interest expense (as discussed below in Other Operating Results);

•	a $6 million increase in income before income taxes resulting from other combined net favorable changes.

Net income decreased $30 million during the third quarter of 2005, as compared to the comparable prior year quarter due primarily to:

•	the $47 million decrease in income before income taxes, as discussed above;

•	a favorable $17 million decrease in income taxes resulting from the tax benefit on the $47 million decrease in income before income taxes.

The following table summarizes our results of operations, and is used in the discussion below, for the nine months ended September 30, 2005 and 2004 (dollar amounts in thousands):

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,968,305	100.0%	$2,726,713	100.0%
Operating charges:
Salaries, wages and benefits	1,210,175	40.8%	1,115,014	40.9%
Other operating expenses	694,991	23.4%	637,605	23.4%
Supplies expense	369,787	12.5%	342,820	12.6%
Provision for doubtful accounts	280,620	9.5%	237,708	8.6%
Depreciation and amortization	116,236	3.9%	105,695	3.9%
Lease and rental expense	45,443	1.5%	45,405	1.7%
Hurricane related expenses	128,895	4.3%	—	—
Hurricane insurance recoveries	(81,709)	-2.8%	—	—

Subtotal operating expenses	2,764,438	93.1%	2,484,247	91.1%

Income before interest expense, minority interests and income taxes	203,867	6.9%	242,466	8.9%
Interest expense, net	24,530	0.8%	28,277	1.0%
Minority interests in earnings of consolidated entities before hurricane related expenses and insurance recoveries	22,518	0.8%	14,305	0.6%
Minority interests in hurricane related expenses and insurance recoveries	(2,659)	-0.1%	—	—

Income before income taxes	159,478	5.4%	199,884	7.3%
Provision for income taxes	58,677	2.0%	73,638	2.7%

Income from continuing operations	100,801	3.4%	126,246	4.6%
Income from discontinued operations, net of income taxes	127,770	4.3%	6,072	0.3%

Net income	$228,571	7.7%	$132,318	4.9%

Page 22 of 39 Pages

Net revenues increased 9% or $242 million to $2.97 billion during the nine month period ended September 30, 2005 as compared to $2.73 billion during the comparable prior year period. The increase during the 2005 nine month period, as compared to the comparable prior year period, was attributable to:

•	a $191 million or 7% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$51 million of other combined increases in revenues resulting primarily from the revenues generated at an acute care hospital opened during the third quarter of 2004 and behavioral health facilities acquired in April and May of 2004.

Income before income taxes decreased $41 million to $159 million during the nine months ended September 30, 2005 as compared to $200 million during the comparable prior year period due primarily to:

•	a decrease of $123 million before income taxes ($129 million pre-minority interest) resulting from charges recorded in connection with the damage sustained from Hurricane Katrina, as discussed below;

•	an increase of $78 million before income taxes ($82 million pre-minority interest) resulting from the recording of Hurricane insurance recoveries, as discussed below;

•	a $16 million decrease in income before income taxes (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	a $20 million increase in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a $4 million increase due to a reduction in interest expense (as discussed below in Other Operating Results);

•	a $4 million decrease in income before income taxes resulting from other combined net unfavorable changes.

Net income increased $96 million to $228 million during the nine month period ended September 30, 2005, as compared to $132 million during the comparable prior year period due primarily to:

•	a $122 million after-tax increase in income from discontinued operations, net of income taxes, resulting primarily from a $121 million after-tax gain recorded during the second quarter of 2005 on the sale of our ownership interest in an operating company that owned 14 hospitals in France;

•	the $41 million decrease in income before income taxes, as discussed above;

•	a favorable $15 million decrease in income taxes resulting from the tax benefit on the $41 million decrease in income before income taxes.

Page 23 of 39 Pages

Impact of Hurricane Katrina

In August, 2005, our facilities listed below, which comprised approximately 6% of our net revenues during the six months ended June 30, 2005, were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to assess the damage and the likely recovery period for the facilities and surrounding communities.

Methodist Hospital - located in New Orleans, Louisiana consisting of Methodist Hospital (“Methodist”), a six-story, 306-bed acute-care facility and Lakeland Medical Pavilion (“Lakeland”), a two-story, 54-bed acute-care facility.

Chalmette Medical Center - located in Chalmette, Louisiana consisting Chalmette Medical Center (“Chalmette”), a two-story, 138-bed acute-care facility and Virtue Street Pavilion, a one-story, 57-bed facility providing physical rehabilitation, skilled nursing and inpatient behavioral health services. The majority of the real estate assets of the 138-bed Chalmette Medical Center facility are owned by Universal Health Realty Income Trust (the “Trust”) and leased by us.

Since these facilities have been closed since the Hurricane and therefore no revenues are reflected in our Consolidated Statements of Income for the post-Hurricane period, we have excluded the financial and statistical results for these facilities from our “same facility” results for the periods of September 1st through September 30th of 2005 and 2004.

Hurricane related expenses:

Many of the Hurricane related expenses and insurance recoveries discussed below were based on our preliminary damage assessments of the real property and equipment at each of the above mentioned facilities affected by the Hurricane. However, given the wide-spread damage to each facility and surrounding communities, at this time, we are unable to predict with certainty, the ultimate amount of damage sustained by each facility, the ultimate replacement cost of the damaged assets or the net realizable value of the damaged assets. Therefore, it is likely that we will record additional charges in future periods related to Hurricane Katrina and our estimates of the charges may change by amounts which could be material.

Included in our financial results for the three-month period ended September 30, 2005 was a combined after-tax charge of $78.1 million ($128.9 million pre-tax and pre-minority interest) consisting of the following (amounts in thousands):

	Amount
Property write-down	$53,609	A.
Accrued estimated payable to Universal Health Realty Income Trust	25,000	B.
Provision for asset impairment	19,561	C.
Post-hurricane salaries, wages and benefits paid to employees of affected facilities	14,365	D.
Increase in provision for doubtful accounts	7,028	E.
Other expenses	9,332	F.

Subtotal pre-tax, pre-minority interest hurricane related expenses	128,895
Less: Minority interests in hurricane related expenses	(6,095)

Subtotal pre-tax hurricane related expenses	122,800
Income tax benefit	(44,736)

After-tax hurricane related expenses	$78,064

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our initial assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the write-downs were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility.

B.

The majority of the real estate assets of Chalmette are leased by us from the Trust and according to the terms of the lease in such circumstances, we have the obligation to do one of the following: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. The Trust has various options if we decide to acquire the property or offer a substitute property. Independent appraisals are being obtained by us and the

Page 24 of 39 Pages

Trust which will be used as the basis for determining fair market value of the facility. The existing lease on Chalmette remains in place and rental expense will continue for a period of time while we evaluate our options. We have preliminarily estimated the fair value of the property at $25 million which is our best estimate of the value of our obligation to the Trust as of September 30, 2005 which is payable either in the form of cash or substitute property.

C.	Consists of asset impairment charges resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.

D.	Consists of salaries, wages and benefits expense for employees of the affected facilities during the post-Hurricane period through September 30, 2005. Most of the employees of these facilities had their employment terminated in early-October, 2005.

E.	Increase in provision for doubtful accounts recorded to fully reserve for all self-pay and other accounts receivable deemed uncollectible since the Hurricane has left many patients without the financial resources required to pay unpaid bills.

F.	Consists of various other expenses incurred in connection with the patients, employees and properties of each facility affected by the Hurricane.

Hurricane insurance recoveries:

Included in our financial results for the three and nine month periods ended September 30, 2005 were Hurricane related insurance recoveries of $81.7 million reflecting our preliminary estimate of the minimum level of probable commercial insurance proceeds. Subsequent to September 30, 2005, we received $50.0 million of the Hurricane related insurance recoveries recorded thus far. At the time of the Hurricane, we maintained commercial insurance policies with a combined potential coverage of $279 million for property damage and business interruption insurance.

Due to the nature and extent of the overall damage to the area, neither we nor our commercial insurance adjusters have been able to complete a full assessment of the impacted facilities to determine the exact nature and extent of the losses. Although we believe our ultimate claims for Hurricane related losses will exceed the recoveries we have recorded as of September 30, 2005, which we believe entitles us to Hurricane-related insurance proceeds in excess of those recorded as of September 30, 2005, the timing and amount of such proceeds can not be determined at this time since it will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

The $49.8 million of after-tax Hurricane related insurance recoveries included in our financials results for the three and nine month periods ended September 30, 2005 was calculated as follows:

Amount
Hurricane insurance recoveries	$81,709
Less: Minority interests in hurricane related insurance recoveries	(3,436)

Hurricane insurance recoveries before income taxes	78,273
Less: Provision for income taxes	(28,515)

After-tax hurricane insurance recoveries	$49,758

Page 25 of 39 Pages

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Same Facility – Acute Care
Net revenues	$745,762	100.0	$710,663	100.0	$2,308,604	100.0	$2,158,059	100.0

Salaries, wages and benefits	280,365	37.6	257,398	36.2	854,747	37.0	800,156	37.1
Other operating expenses	178,149	23.9	169,001	23.8	539,466	23.4	499,571	23.1
Supplies expense	104,473	14.0	98,164	13.8	327,020	14.2	303,137	14.0
Provision for doubtful accounts	94,907	12.7	69,476	9.8	258,307	11.2	217,337	10.1
Depreciation and amortization	31,928	4.3	29,787	4.2	94,405	4.0	87,425	4.1
Lease and rental	10,806	1.4	11,421	1.6	33,745	1.5	35,159	1.6

Subtotal operating expenses	700,628	93.9	635,247	89.4	2,107,690	91.3	1,942,785	90.0

Income before interest expense, minority interests and income taxes	45,134	6.1	75,416	10.6	200,914	8.7	215,274	10.0
Interest expense, net	70	0.0	72	0.0	219	0.0	228	0.0
Minority interests in earnings of consolidated entities	5,474	0.8	5,094	0.7	19,596	0.9	12,752	0.6

Income before income taxes	$39,590	5.3	$70,250	9.9	$181,099	7.8	$202,294	9.4

On a same facility basis during the three month period ended September 30, 2005, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $35 million or 5%. Income before income taxes decreased $30 million or 44% to $40 million during the 2005 third quarter as compared to $70 million during the 2004 third quarter. Revenue growth in the acute care division resulted primarily from admissions growth and an increase in revenue per adjusted patient day. Inpatient admissions to these facilities increased 2.4% during the 2005 third quarter, as compared to the prior year’s quarter, while patient days increased 0.3%. The average length of patient stay at these facilities decreased to 4.4 days during the three month period ended September 30, 2005 as compared to 4.5 days during three month period ended September 30, 2004. The occupancy rate, based on the average available beds at these facilities, was 61% during the third quarter of 2005, as compared to 63% during the prior year quarter. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our acute care facilities increased 2.0% and net revenue per adjusted patient day at these facilities increased 3.9% during the third quarter of 2005, as compared to the comparable prior year quarter.

The large majority of the decline in income before income taxes at our acute care facilities during the third quarter of 2005, as compared to the comparable prior year quarter, can be attributed to an increase in the level of uninsured patients at our acute care facilities and to a continued decline in the operating performance of our two acute care hospitals located in the McAllen/Edinburg market, as discussed below. The level of uninsured patients at our acute care facilities resulted in a significant increase in our provision for doubtful accounts which, on a same facility basis, increased to 12.7% of net revenues during the third quarter of 2005 as compared to 9.8% during the third quarter of 2004. We have experienced an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. The increase in the number of uninsured patients at our facilities as well as the loss of higher margin business in certain markets, including the McAllen/Edinburg market, has resulted in declining increases in our revenue per adjusted admission and revenue per adjusted patient day as well as an increase in our salaries, wages and benefits expense as a percentage of net revenues.

During the three month period ended September 30, 2005, combined admissions and patients days at our two acute care hospitals located in the McAllen/Edinburg, Texas market decreased 13.0% and 20.0%, respectively, as compared to the third quarter of 2004. During the nine month period ended September 30, 2005, combined admissions and patient days at these two facilities decreased 9.3% and 13.4%, respectively, as compared to the prior year period. Combined income before income taxes at these two facilities, which decreased $23 million during the twelve months ended December 31, 2004 as compared to the 2003 twelve month period, decreased $5 million during the third quarter of 2005 and $16 million during the nine month period ended September 30, 2005, as compared to the comparable prior year periods. These declines were due primarily to continued intense hospital and physician competition. A physician-owned hospital in the market added new inpatient capacity in late 2004 which has eroded a portion of our higher margin business, including cardiac procedures.

Page 26 of 39 Pages

We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

As competition in the market has increased, wage rates and physician recruiting costs have risen increasing the continued pressure on operating margins and profitability. In response to these competitive pressures, we have recruited a number of new physicians to the market, we are working with many of our managed care plans for greater exclusivity and we have undertaken significant capital investment in the market, including a new dedicated 94-bed children’s facility, which is scheduled to be completed and opened in the first quarter of 2006, as well as a 134-bed replacement behavioral facility, which is scheduled to be completed and opened during the second quarter of 2006.

During the last several quarters, the operating factors mentioned above have resulted in a certain degree of volatility in our income from continuing operations. Although we have undertaken actions in regards to physician recruitment and other measures as mentioned above in the McAllen/Edinburg market, the ultimate impact and timing of potential improvements in the operating results of the facilities in the market are beyond our ability to predict. A continuation of the unfavorable operating results experienced in this market and/or a continuation of the increased level of uninsured patients to our facilities and the resulting adverse trends in bad debt expense and charity care provided, could have a material unfavorable impact on our future operating results.

On a same facility basis during the nine month period ended September 30, 2005, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $151 million or 7%. Income before income taxes decreased $21 million or 10% to $181 million during the 2005 nine months as compared to $202 million during the 2004 nine month period. Inpatient admissions to these facilities increased 2.5% during the 2005 nine month period, as compared to the prior period, while patient days increased 1.7%. The average length of patient stay at these facilities decreased to 4.5 days during the nine month period ended September 30, 2005 as compared to 4.6 days during the comparable 2004 nine month period. The occupancy rate, based on the average available beds at these facilities, was 64% during the 2005 nine month period, as compared to 65% during the prior year period. On a same facility basis, net revenue per adjusted admission at our acute care facilities increased 4.3% and net revenue per adjusted patient day at these facilities increased 5.3% during the nine months ended September 30, 2005 as compared to the comparable prior year period.

Included in our reported results during the third quarter of 2005, was additional pre-tax income of $13 million ($8 million after-tax) consisting primarily various supplemental government reimbursements or contractual settlements received during the quarter but relating to prior periods. The favorable prior period effect of these items was excluded from the same facility financial data presented above for our acute care facilities for the three months ended September 30, 2005. We also excluded the favorable prior year effect of these items (amounting to $8 million pre-tax and $5 million after-tax) from the same facility financial data for the nine months ended September 30, 2005.

Page 27 of 39 Pages

The following table summarizes the results of operations for all our acute care operations, including newly opened facilities, during the three and nine months ended September 30, 2005 and 2004 (dollar amounts in thousands). Included in these results, in addition to the same facility results shown above, is the prior period portion of the favorable supplemental government reimbursements or contractual settlements receive during the third quarter of 2005 but excluded from the same facility results shown above, as well as the financial results for the period of September 1, 2004 through September 30, 2004 for our Louisiana hospitals damaged by Hurricane Katrina.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
All Acute Care Facilities
Net revenues	$763,728	100.0	$727,270	100.0	$2,351,225	100.0	$2,178,048	100.0

Salaries, wages and benefits	286,794	37.6	265,613	36.5	876,081	37.3	810,640	37.2
Other operating expenses	179,694	23.5	171,462	23.6	546,538	23.2	502,870	23.1
Supplies expense	102,559	13.4	100,665	13.8	328,086	14.0	305,721	14.1
Provision for doubtful accounts	95,264	12.5	74,445	10.2	262,863	11.2	222,221	10.2
Depreciation and amortization	32,892	4.3	30,591	4.3	98,039	4.1	88,283	4.0
Lease and rental	11,294	1.4	11,830	1.6	35,448	1.5	35,869	1.6
Hurricane related expenses	128,895	16.9	—	—	128,895	5.5	—	—
Hurricane insurance recoveries	(81,709)	-10.7	—	—	(81,709)	-3.5	—	—

Subtotal operating expenses	755,683	98.9	654,606	90.0	2,194,241	93.3	1,965,604	90.2

Income before interest expense, minority interest and income taxes	8,045	1.1	72,664	10.0	156,984	6.7	212,444	9.8
Interest expense, net	265	0.0	73	0.0	751	0.0	229	0.0
Minority interests in earnings of consolidated entities before hurricane related expenses and insurance recoveries	5,670	0.8	4,649	0.7	19,694	0.9	12,254	0.6
Minority interests in hurricane related expenses and insurance recoveries	(2,659)	-0.3	—	—	(2,659)	-0.1	—	—

Income before income taxes	$4,769	0.6	$67,942	9.3	$139,198	5.9	$199,961	9.2

Acute Care Hospital Services-General

The federal government makes payments to participating hospitals under its Medicare program based on various formulas. For inpatient services, our general acute care hospitals are subject to a prospective payment system (“PPS”) under which the hospitals are paid a predetermined amount per admission. The payment is based upon a diagnostic related group (“DRG”), for which payment amounts are adjusted to account for geographic wage differences. For outpatient services, general acute hospitals are paid under an outpatient prospective payment system (“OPPS”) according to ambulatory procedure codes (“APC”) that group together services that are comparable both clinically and with respect to the use of resources, as adjusted to account for certain geographic wage differences.

A significant portion of the revenue generated at our acute care hospital facilities is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 38% and 40% of our net patient revenues during the three month periods ended September 30, 2005 and 2004, and 38% and 39% of our net patient revenues during the nine month periods ended September 30, 2005 and 2004, respectively. Under the statutory framework of the Medicare and Medicaid programs, many of our operations are subject to changing regulations, administrative rulings, interpretations and discretion that may affect payments made under either or both of such programs as well as by other third party payors. Management believes that adequate provision has been made for any adjustment that might result therefrom.

During the quarters ended September 30, 2005 and 2004, approximately 40% and 41%, respectively, of the net patient revenues at our acute care hospital facilities were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. During each of the nine month periods ended September 30, 2005 and 2004, approximately 40% of the net patient revenues at our acute care facilities were generated from managed care companies. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina became eligible and received additional reimbursement from each state’s disproportionate share hospital (“DSH”) fund. To qualify for DSH funds in Texas, the facility must have either a disproportionate total number of inpatient days for Medicaid patients, a disproportionate percentage of all inpatient days that are for Medicaid patients, or a disproportionate percentage of all inpatient days that are for uninsured patients who fall below certain income levels. Included in our financial results was an aggregate of $9.0 million and $8.7 million during the three month periods ended September 30, 2005 and 2004, respectively, and $27.6 million and $26.3 million during the nine month periods ended September 30, 2005 and 2004, respectively, related to DSH programs. We have received indications that the Texas and South Carolina DSH programs have been renewed for the 2006 fiscal years (covering the period of September 1, 2005 through August 31, 2006 for Texas and July 1, 2005 through June 30, 2006 for South Carolina). While neither state has definitively quantified the amount of DSH funding our facilities will receive during the 2006 fiscal years, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Therefore, included in our results of operations for the three and nine month periods ended September 30, 2005 was an estimate of the amounts we believe our facilities will receive amounting to approximately $3.6 million in total (covering the period of July 1, 2005 through September 30, 2005 for our facility in South Carolina and the period of September 1, 2005 through September 30, 2005 for our facilities in Texas). Failure to renew these programs for the 2006 fiscal years, failure of our hospitals that currently receive DSH payments to qualify for future DSH payments under these programs, or reductions in reimbursements could have a material adverse affect on our future results of operations.

Page 28 of 39 Pages

During 2004, the Centers for Medicaid Services (“CMS”) approved a plan, submitted by the state of Texas, requesting CMS’s approval to expand the Texas supplemental inpatient reimbursement methodology. The general provisions of this supplemental payment methodology, which is governed by federal statute and regulations, includes: (i) matching federal dollars to the state for certain qualifying Medicaid expenditures; (ii) the federal government permitting the state to use the inter-governmental transfer of funds between state and local entities, and; (iii) subjecting supplemental payments made to hospitals to federally mandated limits. Included in our financial results during the three and nine months ended September 30, 2005 was $7.3 million and $16.3 million, respectively, of incremental revenue earned pursuant to the provisions of this program. For state fiscal year (“SFY”) 2006 (September 1, 2005 through August 31, 2006), our total supplemental payments pursuant to the provisions of this program are estimated to be $14 million.

Also included in our financial results during the three and nine months ended September 30, 2005 was $5.8 million in non-recurring Medicaid payments from Texas for a SFY2005 state-wide upper payment limit (“UPL”) Medicaid payment program. This UPL program has not been renewed by Texas for SFY2006.

In September 2005, Texas adopted a final rule authorizing additional Medicaid payments to eligible DSH hospitals. In SFY2005, the aggregate high-volume payment limit was $22.5 million. In SFY2006, the aggregate high-volume payment limit was increased to $26.4 million. We expect several of our hospitals in Texas to qualify for this high-volume payment. Included in our financial results during the three and nine months ended September 30, 2005 was $2.4 million in connection with SFY2005 program. For SFY2006, the exact amount will remain unknown until the second quarter of 2006 but we anticipate that the SFY2006 high-volume payment will likely be comparable to the SFY2005 amount.

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

Page 29 of 39 Pages

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
Same Facility – Behavioral Health
Net revenues	$193,324	100.0	$176,791	100.0	$561,354	100.0	$520,426	100.0

Salaries, wages and benefits	93,211	48.2	85,553	48.4	265,728	47.3	248,052	47.7
Other operating expenses	37,124	19.2	35,536	20.1	107,847	19.2	103,863	19.9
Supplies expense	12,223	6.4	11,151	6.3	34,361	6.1	31,522	6.1
Provision for doubtful accounts	6,844	3.5	5,280	3.0	17,051	3.0	15,039	2.9
Depreciation and amortization	3,940	2.1	4,461	2.5	11,819	2.2	12,634	2.4
Lease and rental	2,592	1.3	2,615	1.5	6,981	1.2	7,224	1.4

Subtotal operating expenses	155,934	80.7	144,596	81.8	443,787	79.0	418,334	80.4

Income before interest expense, minority interests and income taxes	37,390	19.3	32,195	18.2	117,567	21.0	102,092	19.6
Interest expense, net	3	0.0	3	0.0	9	0.0	8	0.0
Minority interests in earnings of consolidated entities	166	0.1	198	0.1	528	0.1	440	0.1

Income before income taxes	$37,221	19.2	$31,994	18.1	$117,030	20.9	$101,644	19.5

On a same facility basis during the three month period ended September 30, 2005, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities increased $17 million or 9%. Income before income taxes increased $5 million or 16% to $37 million during the 2005 third quarter as compared to $32 million during the 2004 third quarter. Inpatient admissions to these facilities increased 8.2% during the 2005 third quarter, as compared to the prior year quarter, while patient days increased 5.1%. The average length of stay decreased to 13.0 days during the third quarter of 2005 as compared to 13.4 days during the comparable prior year quarter. The occupancy rate, based on the average available beds at these facilities, was 83% during the third quarter of 2005, as compared to 80% during the prior year quarter. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at our behavioral health care facilities increased 2.4% and net revenue per adjusted patient day at these facilities increased 5.1% during the third quarter of 2005, as compared to the comparable prior year quarter.

On a same facility basis during the nine month period ended September 30, 2005, as compared to the comparable prior year period, net revenues at our behavioral health care facilities increased $41 million or 8%. Income before income taxes increased $15 million or 15% to $117 million during the 2005 nine month period as compared to $102 million during the 2004 nine month period. Inpatient admissions to these facilities increased 5.4% during the 2005 nine month period, as compared to the prior year period, while patient days increased 5.5%. The average length of stay remained unchanged at 12.7 days during each of the nine month periods ended September 30, 2005 and 2004. The occupancy rate, based on the average available beds at these facilities, was 84% during the 2005 nine month period, as compared to 82% during the prior year period. On a same facility basis, net revenue per adjusted admission and per adjusted patient day at our behavioral health care facilities each increased 3.4% during the nine months ended September 30, 2005, as compared to the comparable prior year period.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three and nine months ended September 30, 2005 and 2004 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%	2004	%
All Behavioral Health Care Facilities
Net revenues	$195,070	100.0	$176,791	100.0	$584,018	100.0	$520,426	100.0

Salaries, wages and benefits	93,448	47.9	85,553	48.4	277,767	47.4	248,052	47.7
Other operating expenses	37,245	19.1	35,536	20.1	111,364	19.1	103,863	20.0
Supplies expense	12,283	6.3	11,151	6.3	35,565	6.1	31,522	6.1
Provision for doubtful accounts	6,845	3.5	5,280	3.0	16,774	2.9	15,039	2.9
Depreciation and amortization	3,993	2.1	4,461	2.5	12,381	2.2	12,634	2.3
Lease and rental	2,593	1.3	2,615	1.5	7,525	1.3	7,224	1.4

Subtotal operating expenses	156,407	80.2	144,596	81.8	461,376	79.0	418,334	80.4

Income before interest expense, minority interests and income taxes	38,663	19.8	32,195	18.2	122,642	21.0	102,092	19.6
Interest expense, net	3	0.0	3	0.0	9	0.0	8	0.0
Minority interests in earnings of consolidated entities	166	0.1	198	0.1	528	0.1	440	0.1

Income before income taxes	$38,494	19.7	$31,994	18.1	$122,105	20.9	$101,644	19.5

Page 30 of 39 Pages

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

A significant portion of the revenue generated at our behavioral health care facilities is derived from federal and state healthcare programs, including Medicare and Medicaid (excluding managed Medicare and Medicaid programs), which accounted for 43% and 38% of our net patient revenues during the three month periods ended September 30, 2005 and 2004, respectively, and 41% and 38% of our net patient revenues during the nine month periods ended September 30, 2005 and 2004, respectively.

Approximately 49% during the third quarter of 2005 and 47% during the third quarter of 2004, of the net patient revenues at our behavioral health care facilities were generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs. During the nine month periods ended September 30, 2005 and 2004, approximately 48% and 49%, respectively, of the net patient revenues at our behavioral health care facilities were generated from managed care companies. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years, we have secured price increases from many of our commercial payors including managed care companies.

Other Operating Results

Combined net revenues from our outpatient surgery and radiation centers were $9 million and $8 million during the three month periods ended September 30, 2005 and 2004, respectively, and $26 million and $22 million during the nine month periods ended September 30, 2005 and 2004, respectively. Combined income before income taxes from these entities was $1.0 million and $533,000 during the three months ended September 30, 2005 and 2004, respectively, and $2.8 million and $1.8 million during the nine month periods ended September 30, 2005 and 2004, respectively.

Subsequent to September 30, 2005, we sold the assets of a women’s hospital located in Edmond, Oklahoma that was closed in September, 2005. The operating results for this facility are reflected as “Income from discontinued operations, net of income tax” in the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 and 2004. This sale transaction resulted in a pre-tax gain of

Page 31 of 39 Pages

approximately $3 million that will be included in our financial results for the three and twelve month periods ended December 31, 2005.

Interest expense decreased $3 million to $6 million during the three months ended September 30, 2005 as compared to $9 million during the comparable prior year quarter and decreased $3 million to $25 million during the nine month period ended September 30, 2005 as compared to $28 million during the comparable prior year period. During the nine months ended September 30, 2005, we made approximately $257 million of net debt repayments using a portion of the cash generated from the sale of our acute care hospitals located in France and Puerto Rico.

The effective tax rate was 36.8% and 36.9% during the three month periods ended September 30, 2005 and 2004, respectively, and 36.8% during each of the nine month periods ended September 30, 2005 and 2004.

Discontinued Operations

During 2005 and 2004, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold acute care hospitals and related businesses, surgery and radiation therapy centers and planned for the closure of a women’s hospital, as listed below:

(i)	sold a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

(ii)	sold a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

(iii)	sold a home health business in Bradenton, Florida during the first quarter of 2005;

(iv)	sold our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005;

(v)	closed a women’s hospital located in Edmond, Oklahoma in September, 2005. The assets of this facility were sold during the fourth quarter of 2005;

(vi)	sold a 112-bed hospital located in San Luis Obispo, California during the second quarter of 2004;

(vii)	sold a 65-bed hospital located in Arroyo Grande, California during the second quarter of 2004;

(viii)	sold a 136-bed leased hospital in Shreveport, Louisiana during the second quarter of 2004;

(ix)	sold a 106-bed hospital located in La Place, Louisiana during the second quarter of 2004;

(x)	sold a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico during the third quarter of 2004, and;

(xi)	sold our ownership interests in six outpatient surgery centers and a radiation therapy at various times during 2005 and 2004.

The operating results of these facilities, as well as the after-tax gains of $2.0 million ($3.1 million pre-tax) recorded during the three month period ended September 30, 2004 and $126.5 million ($186.2 million pre-tax) and $3.4 million ($5.4 million pre-tax) recorded during the nine month periods ended September 30, 2005 and 2004, respectively, are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for all periods presented.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations the three and nine month periods ended September 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Discontinued Operations
Net revenues	$1,105	$99,477	$166,913	$400,614

Operating income/(loss)	(1,813)	4,442	18,028	40,091

Income/(loss) before gain and income taxes	(1,825)	(5,437)	2,608	4,677
Gain, net of losses, on divestitures	—	3,073	186,220	5,411

Income/(loss) from discontinued operations	(1,825)	(2,364)	188,828	10,088
Income tax benefit/(provision)	665	857	(61,058)	(4,016)

Income/(loss) from discontinued operations, net of income taxes	$(1,160)	$(1,507)	$127,770	$6,072

Page 32 of 39 Pages

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

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that could become our liability, however, we are entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by us. During the third quarter of 2005, we received an $8.6 million cash settlement from a commercial professional and general liability insurance carrier related to payment of PHICO related claims. This settlement was recorded to our accrued professional and general liability account.

As of September 30, 2005, the total accrual for our professional and general liability claims was $219.9 million ($205.1 million net of expected recoveries), of which $28.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $14.8 million as of September 30, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds and other sources in connection with PHICO related professional and general liability claims payments.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $356 million during the nine months ended September 30, 2005 and $314 million during the comparable prior year period. Included in the $42 million net increase was the following:

•	a favorable change of $35 million in accounts receivable primarily resulting from additional government supplemental reimbursements received during the third quarter of 2005 and lower accounts receivable balances for our Louisiana hospitals that were damaged and closed as a result of Hurricane Katrina in late August, 2005;

•	an unfavorable change of $28 million in accrued and deferred income taxes, excluding income taxes on gains on sales of businesses, partially resulting from increased income tax payments;

•	a favorable $18 million change in accrued self-insurance expense, net of payments made in settlement of self-insurance claims, net of commercial insurance reimbursements, partially due to a $8.6 million settlement check received from a commercial professional and general liability insurance carrier;

•	$17 million of other net favorable changes.

Page 33 of 39 Pages

Net cash provided by/used in investing activities

During the nine month period ended September 30, 2005, we generated $176 million of net cash provided by investing activities as compared to $243 million of net cash used in investing activities during the nine months ended September 30, 2004.

During the first nine months of 2005, we generated $176 million of net cash from investing activities as follows:

•	generated $124 million of proceeds during the first quarter from the sale of two acute care facilities located in Puerto Rico and a home health business in Florida;

•	generated $253 million of cash proceeds (net of closing costs and cash balances at the time of sale) during the second quarter from the sale of our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France;

•	spent $171 million to finance capital expenditures at our facilities ($58 million spent in first quarter, $51 million in second quarter and $62 million in the third quarter);

•	spent $30 million during the first nine months of 2005 ($5 million spent in the first quarter of 2005 and $25 million spent in the third quarter) to purchase: (i) the assets of five therapeutic boarding schools located in Idaho and Vermont; (ii) a 56%, non-controlling ownership interest in a surgical hospital located in Texas, and; (iii) the membership interests in McAllen Medical Center Physicians, Inc. and Health Clinic, P.L.L.C.

During the first nine months of 2004, we used $243 million of net cash from investing activities as follows:

•	spent $177 million to finance capital expenditures at our facilities ($70 million spent in first quarter of 2004, $48 million in second quarter and $59 million in the third quarter);

•	spent $147 million ($37 million spent in first quarter, $105 million in second quarter and $5 million in the third quarter) on the following acquisitions: (i) a 90% controlling ownership interest in a 156-bed acute care hospital located in New Orleans, Louisiana; (ii) a 48-bed and a 76-bed acute care facility, located in France; (iii) a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut; (iv) a 112-bed behavioral health facility in Savannah, Georgia; (v) a 77-bed behavioral health facility in Benton, Arkansas; (vi) the operations of an 82-bed behavioral health facility in Las Vegas, Nevada; (vii) a 72-bed behavioral health facility in Bowling Green, Kentucky, and; (viii) an outpatient surgery center in Edinburg, Texas.

•	generated $81 million of proceeds during the first nine months of 2004 from the sale of the following: (i) a 112-bed acute care hospital located in San Luis Obispo, California (sold during the second quarter of 2004); (ii) a 65-bed acute care hospital located in Arroyo Grande, California (sold during the second quarter of 2004); (iii) a 136-bed leased acute care hospital in Shreveport, Louisiana (sold during the second quarter of 2004); (iv) a 106-bed acute care hospital located in La Place, Louisiana (sold during the second quarter of 2004); (v) a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico (sold during the third quarter of 2004), and; (vi) ownership interests in three outpatient surgery centers located in Ponca City, Oklahoma (sold in the second quarter of 2004), New Albany, Indiana (sold in the third quarter of 2004) and Hammond, Louisiana (sold in the third quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in the first quarter of 2004).

We expect to spend approximately $70 million to $80 million for capital expenditures during the remaining three months of 2005, including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals.

Net cash provided by/used in financing activities

During the nine month periods ended September 30, 2005 and 2004, we used $484 million and $71 million, respectively, of net cash in financing activities.

During the first nine months of 2005, we used $484 million of net cash from financing activities as follows:

•	spent $257 million of net debt repayments consisting primarily of repayments under our $500 million unsecured non-amortizing revolving credit agreement;

•	spent $224 million to purchase 3.95 million shares of our Class B Common Stock on the open market;

•	spent $14 million to pay an $.08 per share quarterly cash dividend, and;

•	generated $11 million of other net cash from financing activities due primarily to the issuance of common stock in connection with employee stock incentive plans.

During the first nine months of 2004, we used $71 million of net cash from financing activities as follows:

•	spent $53 million of net repayments to long-term debt;

•	spent $14 million to pay an $.08 per share quarterly cash dividend, and;

•	spent $6 million to purchase 135,000 shares of our Class B Common Stock on the open market;

•	generated $2 million of other net cash provided by financing activities.

Page 34 of 39 Pages

Our cash balance as of September 30, 2005, was invested in various short-term investment vehicles.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services Inc. At September 30, 2005, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of September 30, 2005, we had no borrowings outstanding under our revolving credit agreement and we had $445 million of available borrowing capacity, net of $55 million of outstanding letters of credit.

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

Our total debt as a percentage of total capitalization was 30% at September 30, 2005 and 42% at December 31, 2004. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2005.

We expect to finance all capital expenditures, acquisitions and potential stock repurchases with internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2005, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2004.

As of September 30, 2005, we had outstanding letters of credit and surety bonds totaling $65 million consisting of: (i) $52 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

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

Recent Accounting Pronouncements

In May, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. We do not anticipate a material impact on our results of operations or financial position from the adoption of SFAS 154.

Page 35 of 39 Pages

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the nine months of 2005. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

As of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder. There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 36 of 39 Pages

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 1.	Legal Proceedings

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in the District Court, Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. The complaint, filed by plaintiff individually and on behalf of other unnamed class members, alleges that Valley Hospital Medical Center charged her “unconscionable rates” because it charged her, an uninsured outpatient, more than it charged insured patients and more than the cost of the services provided. She claims that this alleged conduct violates state civil RICO laws as well as other state statutory and common law and seeks monetary damages including disgorgement of profits and punitive damages as well as injunctive relief. We filed a notice of removal to federal court, and plaintiff filed a motion to remand back to state court. The court granted plaintiff’s motion to remand and the case will proceed in Nevada state court. On July 22, 2005, plaintiff’s counsel, with our consent, filed a first amended complaint, adding two additional plaintiff’s (husband and wife) alleging similar “facts” and claiming similar federal and state causes of action. The Nevada state district court granted our motion to dismiss with respect to all claims except plaintiffs’ state Unfair Trade Practices Act cause of action. On October 19, 2005, the parties stipulated to the voluntary dismissal of plaintiffs’ sole remaining claim for relief, and a consent Judgment of Dismissal was submitted to the district court on November 2, 2005. Plaintiffs, through counsel, have indicated that they intend to appeal the district court’s dismissal.

We believe that the claims asserted against us in the proceeding described above are without merit and we deny all allegations of violations of law and any liability to the above named plaintiffs. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

The legal proceedings described above have previously been disclosed in the Report on Form 10-Q for the quarterly period ended June 30, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors (“Board”) approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market and the Board also gave management discretion to use the authorization to purchase the Company’s convertible debentures which are due in 2020. Pursuant to the stock and convertible debenture repurchase program, we may purchase shares or debentures on the open market or in negotiated private transactions. As of July 1, 2005, we had approximately 3.4 million shares remaining to be repurchased pursuant to a 2.0 million share repurchase authorization approved by the Board in November of 2004 and a 3.5 million share repurchase authorization approved in June of 2005. During the third quarter of 2005, we repurchased approximately 1.3 million shares at various prices as indicated below. In September of 2005, the Board authorized the repurchase of an additional 2.0 million shares thereby increasing the maximum number of shares that may yet be repurchased to 4.1 million as of September 30, 2005. There is no expiration date on the remaining share repurchase authorization.

Page 37 of 39 Pages

Issuer Purchases of Equity Securities

2005 period	Total number of shares purchased	Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
July, 2005	—	—	—	—	3,381,051
August, 2005	1,248,500	1,248,500	$52.80	$65,918	2,132,551
September, 2005	20,931	20,931	$47.40	$992	4,111,620

Total July through September	1,269,431	1,269,431	$52.71	$66,911	4,111,620

Dividends

During each of the quarters ended September 30, 2005 and 2004, we declared and paid dividends of $.08 per share.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities and Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

11.	Statement re computation of per share earnings is set forth in Note 6 of the Notes to Condensed Consolidated Financial Statements.

All other items of this Report are inapplicable.

Page 38 of 39 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: November 9, 2005	/s/ ALAN B. MILLER
Alan B. Miller, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ STEVE FILTON
Steve Filton, Senior Vice President, Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer).

Page 39 of 39 Pages