Form 10-K
period 2005-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2006-03-15
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2077891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

UNIVERSAL CORPORATE CENTER 367 South Gulph Road P.O. Box 61558 King of Prussia, Pennsylvania	19406-0958 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 768-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class B Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Class D Common Stock, $.01 par value

(Title of each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☒            No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes   ☐            No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒            No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 or The Exchange Act (check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐            No   ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2005 was $3,187,526,873. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2006, were 3,328,404, 50,486,577, 335,800 and 25,626, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2005 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K is for the year ended December 31, 2005. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 1, 2006, we owned and/or operated 28 acute care hospitals and 101 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina during the third quarter of 2005. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 13 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

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

We are a Delaware corporation that was organized in 1979. Our principal executive offices are located at Universal Corporate Center, 367 South Gulph Road, P.O. Box 61558, King of Prussia, PA 19406. Our telephone number is (610) 768-3300.

Available Information

Our website is located at http://www.uhsinc.com. Copies of our annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available free of charge on our website. The information posted on our website is not incorporated into this Annual Report. Our Board of Directors’ committee charters (Audit Committee, Compensation Committee and Nominating & Governance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers and Corporate Governance Guidelines are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

Our Mission

Our mission and objective is to provide superior healthcare services that patients recommend to families and friends, physicians prefer for their patients, purchasers select for their clients, employees are proud of, and investors seek for long-term results. To achieve this, we have a commitment to:

•	service excellence

•	continuous improvement in measurable ways

•	employee development

•	ethical and fair treatment

•	teamwork

•	compassion

•	innovation in service delivery

Business Strategy

We believe community-based hospitals will remain the focal point of the healthcare delivery network and we are committed to a philosophy of self-determination for both the company and our hospitals.

Acquisition of Additional Hospitals.    We selectively seek opportunities to expand our base of operations by acquiring, constructing or leasing additional hospital facilities. We are committed to a program of rational growth around our core businesses, while retaining the missions of the hospitals we manage and the communities we serve. Such expansion may provide us with access to new markets and new health care delivery capabilities. We also continue to examine our facilities and consider divestiture of those facilities that we believe do not have the potential to contribute to our growth or operating strategy.

Improvement of Operations of Existing Hospitals and Services.    We also seek to increase the operating revenues and profitability of owned hospitals by the introduction of new services, improvement of existing services, physician recruitment and the application of financial and operational controls.

We are involved in continual development activities for the benefit of our existing facilities. Applications to state health planning agencies to add new services in existing hospitals are currently on file in states which require certificates of need, or CONs. Although we expect that some of these applications will result in the addition of new facilities or services to our operations, no assurances can be made for ultimate success by us in these efforts.

Quality and Efficiency of Services.    Pressures to contain healthcare costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. We are responding to this trend by emphasizing the expansion of outpatient services. In addition, in response to cost containment pressures, we continue to implement programs at our facilities designed to improve financial performance and efficiency while continuing to provide quality care, including more efficient use of professional and paraprofessional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. In addition, we will continue to emphasize innovation in our response to the rapid changes in regulatory trends and market conditions while fulfilling our commitment to patients, physicians, employees, communities and our shareholders.

In addition, our aggressive recruiting of top-notch physicians and developing provider networks help to establish our facilities as an important source of quality healthcare in their respective communities.

2005 Acquisition and Divestiture Activities

Acquisitions:

During 2005, we spent $281 million on the acquisition of businesses, including the following:

•	We acquired the stock of KEYS Group Holdings, LLC, including Keystone Education and Youth Services, LLC. Through this acquisition, we added a total of 46 facilities in 10 states including 21 residential treatment facilities with 1,280 beds, 21 non-public therapeutic day schools and four detention facilities;

•	We acquired the assets of five therapeutic boarding schools located in Idaho and Vermont, four of which were closed at the date of acquisition. Three of these facilities reopened during the 4th quarter of 2005 and the fourth facility is expected to open during the 2nd quarter of 2006;

•	We acquired two behavioral health facilities, one in Orem, Utah and one in Casper, Wyoming;

•	We purchased a non-controlling 56% ownership interest in a surgical hospital located in Texas and a non-controlling 50% ownership interest in an outpatient surgery center in Florida, and;

•	We acquired the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid approximately $5 million in cash and assumed a $10 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

Divestitures:

During 2005, we received $401 million of cash proceeds in connection with sales of hospitals and other assets, including the following:

•	We sold a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

•	We sold a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

•	We sold a home health business in Bradenton, Florida during the first quarter of 2005;

•	We sold our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005;

•	We sold the assets of a closed women’s hospital located in Edmond, Oklahoma during the fourth quarter of 2005, and;

•	We sold land in Las Vegas, Nevada during the fourth quarter of 2005.

Hospital Utilization

We believe that the most important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the health care needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that affect utilization include general and local economic conditions, market penetration of managed care programs, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry also is being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. We are also unable to predict the extent to which these industry trends will continue or accelerate. In addition, hospital operations are subject to certain seasonal fluctuations, such as higher patient volumes and net patient service revenues in the first and fourth quarters of the year.

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture.

	2005		2004		2003		2002		2001
Average Licensed Beds: Acute Care Hospitals—U.S & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	5,525 4,849 667		6,496 4,225 1,588		5,804 3,894 1,433		5,813 3,752 1.083		5,514 3,732 720
Average Available Beds (3): Acute Care Hospitals—U.S & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	5,110 4,766 662		5,592 4,145 1,588		4,955 3,762 1,433		4,802 3,608 1,083		4,631 3,588 720
Admissions: Acute Care Hospitals—U.S & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	261,402 102,731 37,262		286,630 94,743 94,536		266,207 87,688 82,364		266,261 84,348 63,781		237,802 78,688 38,627
Average Length of Stay (Days): Acute Care Hospitals—U.S & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	4.5 14.2 4.6		4.7 13.0 4.7		4.7 12.2 5.0		4.7 11.9 5.0		4.7 12.1 4.7
Patient Days (4): Acute Care Hospitals—U.S & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	1,179,894 1,455,479 172,084		1,342,242 1,234,152 442,825		1,247,882 1,067,200 409,860		1,239,040 1,005,882 319,100		1,123,264 950,236 180,111
Occupancy Rate—Licensed Beds (5): Acute Care Hospitals—U.S & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	58 82 70	% % %	56 80 76	% % %	59 75 78	% % %	58 73 81	% % %	56 70 69	% % %
Occupancy Rate—Available Beds (5): Acute Care Hospitals—U.S & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	63 83 71	% % %	66 81 76	% % %	69 78 78	% % %	71 76 81	% % %	66 73 69	% % %

(1)	The acute care facilities located in Puerto Rico were divested by us during the first quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
(2)	The facilities located in France were divested by us during the second quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
(3)	“Average Available Beds” is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs
(4)	“Patient Days” is the sum of all patients for the number of days that hospital care is provided to each patient.
(5)	“Occupancy Rate” is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

Sources of Revenue

Overview:    We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of services provided (e.g., medical/surgical, intensive care or behavioral health) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control. The percentage of patient service revenue attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to our increased outpatient levels mirrors the general trend occurring in the health care industry and we are unable to predict the rate of growth and resulting impact on our future revenues.

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided.

We have a majority ownership interest in four acute care hospitals in the Las Vegas, Nevada market. These four hospitals, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital and Spring Valley Medical Center, on a combined basis, contributed 20% in 2005, 18% in 2004 and 18% in 2003 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 23% in 2005, 12% in 2004 and 13% in 2003 of our earnings before income taxes (excluding the pre-tax Hurricane related expenses of $165 million and pre-tax Hurricane insurance recoveries of $82 million recorded during 2005).

In addition, two of our facilities, McAllen Medical Center, located in McAllen, Texas, and Edinburg Regional Medical Center, located in Edinburg, Texas, operate within the same market. On a combined basis, these two facilities contributed 8% in 2005, 10% in 2004 and 12% in 2003, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 4% in 2005, 13% in 2004 and 19% in 2003 of our earnings before income taxes (excluding the pre-tax Hurricane related expenses of $165 million and pre-tax Hurricane insurance recoveries of $82 million recorded during 2005). As discussed in “Management’s Discussion and Analysis of Operations and Financial Condition—Acute Care Hospital Services”, our acute care facilities in the McAllen/Edinburg, Texas market have experienced significant declines in operating performance due to continued intense hospital and physician competition in the market. We cannot predict the future performance of our facilities in the McAllen/Edinburg, Texas or Las Vegas, Nevada markets, however, declines in performance of these facilities could materially reduce our future revenues and net income.

In addition, the significant portion of our revenues derived from these facilities makes us particularly sensitive to regulatory, economic, environmental and competition changes in Texas and Nevada. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the past three years (excludes sources of revenues for all periods presented for divested facilities which reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated. The tables below exclude sources of revenue for all periods presented for divested facilities which are reflected as discontinued operations in our Consolidated Financial Statements.

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues
	2005	2004	2003
Third Party Payors:
Medicare	28%	29%	30%
Medicaid	11%	11%	11%
Managed Care (HMO and PPOs)	41%	41%	40%
Other Sources	20%	19%	19%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities

	Percentage of Net Patient Revenues
	2005	2004	2003
Third Party Payors:
Medicare	30%	32%	34%
Medicaid	8%	9%	9%
Managed Care (HMO and PPOs)	40%	39%	38%
Other Sources	22%	20%	19%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities

	Percentage of Net Patient Revenues
	2005	2004	2003
Third Party Payors:
Medicare	19%	15%	16%
Medicaid	24%	23%	20%
Managed Care (HMO and PPOs)	46%	48%	51%
Other Sources	11%	14%	13%

Total	100%	100%	100%

Note 11 to our Consolidated Financial Statements included in this Annual Report contains our total assets, revenues, income and other operating information for each reporting segment of our business.

Medicare:    Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons and persons with end-stage renal disease. All of our acute care hospitals and many of our behavioral health centers are certified as providers of Medicare services by the appropriate governmental authorities. Amounts received under the Medicare program are generally significantly less than a hospital’s customary charges for services provided.

Under the Medicare program, for inpatient services, our general acute care hospitals receive reimbursement under a prospective payment system (“PPS”). Under inpatient PPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s diagnosis related group (“DRG”). Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. This DRG assignment also affects the predetermined capital rate paid with each DRG. The DRG and capital payment rates are adjusted annually by the predetermined geographic adjustment factor for the geographic region in which a particular hospital is located and are weighted based upon a statistically normal distribution of severity.

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2005, 2004 and 2003, the update factors were 3.3%, 3.4% and 2.95%, respectively. For 2006, the update factor is 3.7%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods.

For the majority of outpatient services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year. For 2005, 2004 and 2003, the payment rate update factors were 3.3%, 3.4% and 3.5%, respectively. For 2006, the update factor is 3.7%.

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare PPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number patients with these specific medical conditions, often referred to as the “75 Percent Rule”. Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. CMS has temporarily reduced the IRF qualifying threshold from 75% to 50% in 2005, 60% in 2006 and 65% in 2007 before returning to the 75% threshold in 2008.

Psychiatric hospitals have traditionally been excluded from the inpatient services PPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem PPS with adjustments to account for certain facility and patient characteristics. Psych PPS also contains provisions for Outlier Payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations, however, due to the three-year phase in period, we do not believe the favorable effect will have a material impact on our 2006 results of operations.

Medicaid:    Medicaid is a joint federal-state funded health care benefit program that is administered by the states to provide benefits to qualifying individuals who are unable to afford care. Most state Medicaid payments are made under a PPS-like system, or under programs that negotiate payment levels with individual hospitals. Amounts received under the Medicaid program are generally significantly less than a hospital’s customary charges for services provided. In addition to revenues received pursuant to the Medicare program, we receive a large portion of our revenues either directly from Medicaid programs or from managed care companies managing Medicaid. All of our acute care hospitals and most of our behavioral health centers are certified as providers of Medicaid services by the appropriate governmental authorities.

We receive a large concentration of our Medicaid revenues from Texas, and significant amounts from Pennsylvania, Washington, DC and Illinois. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, the federal government and many states are currently working to effectuate significant reductions in the level of Medicaid funding, which could adversely affect future levels of Medicaid reimbursement received by our hospitals.

In February 2005, a Texas Medicaid State Plan Amendment went into effect that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In 2005 and 2004, we earned $20 million and $6 million, respectively, of revenue in connection with this program. For the remainder of the state fiscal year 2006 (covering the period of January 1, 2006 through August 31, 2006), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $9 million.

In September 2005, legislation in Texas went into effect that ensures that some form of Medicaid managed care will exist in every Texas county. In addition, the Texas STAR+PLUS program, which provides an integrated acute and long-term care Medicaid managed care delivery system to elderly and disabled Medicaid beneficiaries in the Harris County service area will be expanded to seven additional service areas. Such actions could have a material unfavorable impact on the reimbursement our Texas hospitals receive.

Also included in our financial results during 2005 was $6 million in non-recurring Medicaid payments from Texas for a state fiscal year 2005 (“SFY”) state-wide upper payment limit (“UPL”) Medicaid payment program. This UPL program has not been renewed by Texas for SFY2006.

The State of Texas submitted to CMS an amendment to its Medicaid State Plan seeking approval to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. If approved, our four acute care hospital facilities located in these counties may be eligible to receive supplemental Medicaid payments. There can be no assurance these additional reimbursements will be approved, however, if approved, we may be entitled to additional reimbursements ranging from $5 million to $21 million covering the period of June 1, 2005 through August 31, 2006. If approved, the continuation of these reimbursements beyond August 31, 2006 and the level of such reimbursements are largely contingent on the nature of CMS’s disposition of the state plan amendment.

In 2004, the Texas Health and Human Services Commission implemented rules that offset negative Medicaid shortfalls in the hospital-specific cap formula, and included third-party and upper payment limit payments in the shortfall calculation. These changes have resulted in reduced payments to our hospitals located in Texas that have significant Medicaid populations.

Managed Care:    A significant portion of our net patient revenues are generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs (referred to as Medicare Part C or Medicare Advantage). In general, we expect the percentage of our business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of our facilities vary among the markets in which we operate. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years we have secured price increases from many of our commercial payors including managed care companies.

Commercial Insurance:    Our hospitals also provide services to individuals covered by private health care insurance. Private insurance carriers typically make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy. Private insurance reimbursement varies among payors and states and is generally based on contracts negotiated between the hospital and the payor.

Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including predetermined payment or DRG-based payment systems, for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers’ reimbursement to hospitals and the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of our hospitals.

Other Sources:    Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are offered substantial discounts in an effort to settle their outstanding account balances. In addition, effective January 1, 2006, we implemented a formal uninsured discount policy for our acute care hospitals which will have the effect of lowering both our provision for doubtful accounts and net revenues but should not materially impact net income.

State Medicaid Disproportionate Share Hospital Payments:    Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or having a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share hospital (“DSH”) adjustment. Congress established a national limit on DSH adjustments. Although this legislation and the resulting state broad-based provider taxes have affected the payments we receive under the Medicaid program, to date the net impact has not been materially adverse.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2006 fiscal years (covering the period of September 1, 2005 through August 31, 2006 for Texas and July 1, 2005 through June 30, 2006 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the 2006 fiscal years, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Included in our financial results was an aggregate of $38 million during 2005, $39 million during 2004 and $28 million during 2003 from these programs. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In February 2003, the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. To date, no actions to follow up on this report have had any material impact on our Texas hospitals.

Sources of Revenues and Health Care Reform:    Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, such as Hurricanes Katrina, Rita and Wilma, the continuing expansion of a Medicare drug benefit and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

In addition to statutory and regulatory changes to the Medicare and each of the state Medicaid programs, our operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

Finally, we expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our financial position and our results of operations.

Regulation and Other Factors

Overview:    The healthcare industry is subject to numerous laws, regulations and rules including among others those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact us.

Licensing, Certification and Accreditation:    All our hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our hospitals must also comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment.

All our eligible hospitals have been accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). All of our acute care hospitals and most of our behavioral health centers are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities.

If any of our facilities were to lose its JCAHO accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

Certificates of Need:    Many of the states in which we operate hospitals have enacted certificates of need (“CON”) laws as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase in the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

Conversion Legislation:    Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the attorney general, advance notification and community involvement. In addition, attorney generals in states without specific conversion legislation may exercise discretionary authority over these transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation and the increased review of not-for-profit hospital conversions may limit our ability to grow through acquisitions of not-for-profit hospitals.

Utilization Review:    Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to insure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations (“PROs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. We have contracted with PROs in each state where we do business to perform the required reviews.

Self-Referral and Anti-Kickback Legislation

The Stark Law:    The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $15,000 for each violation, up to $100,000 for sham arrangements, up to $10,000 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.

Anti-kickback Statute:    A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for referrals or orders for services or other items covered by a federal or state health care program.

The anti-kickback statute contains certain exceptions, and the OIG has issued regulations that provide for “safe harbors,” from the federal anti-kickback statute for various activities. These activities include (but are not limited to) the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

Although we believe that our arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, civil money penalties of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

Similar State Laws:    Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the anti-kickback statute and the Stark Law, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes. However, little precedent exists for the interpretation or enforcement of these state laws.

We do not anticipate that the Stark Law, the anti-kickback statute or similar state law provisions will have material adverse effects on our operations. However, in consideration of the current health care regulatory atmosphere, we cannot provide any assurance that federal or state authorities would not attempt to challenge one or more of our business dealings in consideration of one of these federal or state provisions or that, if challenged, the authorities might not prevail.

Federal False Claims Act and Similar State Regulations:    A current trend affecting the health care industry is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government by alleging that the defendant has defrauded the Federal government.

When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court.

Other Fraud and Abuse Provisions:    The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, billing for services without prescribed documentation, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the anti-kickback statute, these provisions are very broad.

Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs, whether or not payments under such programs are paid pursuant to federal programs. HIPAA also introduced enforcement mechanisms to prevent fraud and abuse in Medicare. There are civil penalties for prohibited conduct, including, but not limited to billing for medically unnecessary products or services.

HIPAA Administrative Simplification and Privacy Requirements:    The administrative simplification provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPAA also established new federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties.

Compliance with the electronic data transmission standards became mandatory in October 2003. However, during the following year HHS agreed to allow providers and other electronic billers to continue to submit pre-HIPAA format electronic claims for periods after October 16, 2003, provided they can show good faith efforts to become HIPAA compliant. Since this exception expired, we have been in compliance with the electronic data transmission standards.

We were required to comply with the privacy requirements of HIPAA by April 14, 2003. We were in material compliance with the privacy regulations by that date and remain so, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. We were required to comply with the security regulations by April 20, 2005 and believe that we have been in substantial compliance to date.

Environmental Regulations:    Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Infectious waste generators, including hospitals, face substantial penalties for improper disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of up to $50,000 per day, imprisonment, and remedial costs. In addition, our operations, as well as out purchases and sales of facilities are subject to various other environmental laws, rules and regulations. We believe that our disposal of such wastes is in material compliance with all state and federal laws.

Corporate Practice of Medicine:    Several states, including Florida, Nevada and Texas, have passed legislation that prohibits corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We do not expect this legislation to significantly affect our operations. Many states have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians. We do not make any such payments or have any such arrangements at this time.

EMTALA:    All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law requires hospitals that are certified providers under Medicare to conduct a medical screening examination of every person who visits the hospital’s emergency room for treatment and, if the patient is suffering from a medical emergency, to either stabilize the patient’s condition or transfer the patient to a facility that can better handle the condition. Our obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

The federal government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe that we operate in substantial compliance with EMTALA.

Health Care Industry Investigations:    We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We are cooperating in the investigation and are producing documents responsive to the subpoena. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. This matter is at an early stage and we are unable to evaluate the existence or extent of any potential financial exposure at this time.

Our substantial Medicare, Medicaid and other governmental billings may result in heightened scrutiny of our operations. It is possible that governmental entities could initiate additional investigations or litigation in the future and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and managers could be included in governmental investigations or litigation or named as defendants in private litigation.

Revenue Rulings 98-15 and 2004-51:    In March 1998 and May 2004, the IRS issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals. As a result of the tax rulings, the IRS has proposed, and may in the future propose, to revoke the tax-exempt or public charity status of certain not-for-profit entities which participate in such joint ventures or to treat joint venture income as unrelated business taxable income to them. The tax rulings have limited development of joint ventures and any adverse determination by the IRS or the courts regarding the tax-exempt or public charity status of a not-for-profit partner or the characterization of joint venture income as unrelated business taxable income could further limit joint venture development with not-for-profit hospitals, and/or require the restructuring of certain existing joint ventures with not-for-profits.

State Rate Review:    Some states where we operate hospitals have adopted legislation mandating rate or budget review for hospitals or have adopted taxes on hospital revenues, assessments or licensure fees to fund indigent health care within the state. In the aggregate, state rate reviews and indigent tax provisions have not materially, adversely affected our results of operations.

Compliance Program:    Our company-wide compliance program has been in place since 1998. Currently, the program’s elements include a Code of Conduct, risk area specific policies and procedures, employee education and training, an internal system for reporting concerns, auditing and monitoring programs, and a means for enforcing the program’s policies.

Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry’s expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including compliance with anti-kickback and Stark laws and emergency department treatment and transfer requirements are also the focus of policy and training, standardized documentation requirements, and review and audit.

Medical Staff and Employees

Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of our hospitals and in a number of our markets, may have admitting privileges at other hospitals in addition to ours. During the first quarter of 2005, McAllen Medical Center affiliated itself with a company employing approximately 10 physicians. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. Our facilities had approximately 35,000 employees on December 31, 2005, of whom approximately 24,000 were employed full-time.

Approximately, 2,000 of our employees at seven of our hospitals are unionized. At Valley Hospital, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the Service Employees International Union. At The George Washington University Hospital, unionized employees are represented by the Service Employees International Union. Nurses and technicians at Desert Springs Hospital are represented by the Service Employees International Union. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the Service Employees International Union. Registered Nurses at Inland Valley are represented by the California Nurses Association. At Pennsylvania Clinical Schools, unionized employees are represented by the AFL-CIO. We believe that our relations with our employees are satisfactory.

Competition

The health care industry is highly competitive. In recent years, competition among healthcare providers for patients has intensified in the United States due to, among other things, regulatory and technological changes, increasing use of managed care payment systems, cost containment pressures and a shift toward outpatient treatment. In all of the geographical areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. In addition, some of our competitors include hospitals that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sale and income taxes. Such exemptions and support are not available to us.

In some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than us. Certain hospitals that are located in the areas served by our facilities are specialty or large hospitals that provide medical, surgical and behavioral health services, facilities and equipment that are not available at our hospitals. The increase in outpatient treatment and diagnostic facilities, outpatient surgical centers and freestanding ambulatory surgical also increases competition for us.

In McAllen, Texas, the location of one of our largest acute care facilities, McAllen Medical Center, intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new in-patient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility continues to experience significant declines in patient volume and profitability. Inpatient admissions and patient days at this facility decreased 4% and 13%, respectively, during the twelve month periods ended December 31, 2005 as compared to the comparable prior year period. Net revenues decreased $30 million and income before income taxes decreased $21 million during 2005 as compared to 2004. As competition in the market has increased, wage rates and physician recruiting costs have risen, increasing the continued pressure on the facility’s operating margins and profitability. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by us and others, could result in additional erosion of the net revenues and financial operating results of our facilities in this market.

In response to these competitive pressures, we have recruited a number of new physicians to the market, are working with many of our managed care plans for greater exclusivity and have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which is scheduled to be completed and opened in the first quarter of 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which is scheduled to be completed and opened during the second quarter of 2006.

The number and quality of the physicians on a hospital’s staff are important factors in determining a hospital’s success and competitive advantage. Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. We believe that physicians refer patients to a hospital primarily on the basis of the patient’s needs, the quality of other physicians on the medical staff, the location of the hospital and the breadth and scope of services offered at the hospital’s facilities. We strive to retain and attract qualified doctors by maintaining high ethical and professional standards and providing adequate support personnel, technologically advanced equipment and facilities that meet the needs of those physicians.

In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other health care professionals. We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel. Our acute care and behavioral health care facilities are experiencing the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may by required to limit the healthcare services provided in these markets which would have a corresponding adverse effect on our net operating revenues.

Many states in which we operate hospitals have CON laws. The application process for approval of additional covered services, new facilities, changes in operations and capital expenditures is, therefore, highly competitive in these states. In those states that do not have CON laws or which set relatively high levels of expenditures before they become reviewable by state authorities, competition in the form of new services, facilities and capital spending is more prevalent. See “Regulation and Other Factors.”

Our ability to negotiate favorable service contracts with purchasers of group health care services also affects our competitive position and significantly affects the revenues and operating results of our hospitals. Managed care plans attempt to direct and control the use of hospital services and to demand that we accept lower rates of payment. In addition, employers and traditional health insurers are increasingly interested in containing costs through negotiations with hospitals for managed care programs and discounts from established charges. In return, hospitals secure commitments for a larger number of potential patients. Generally, hospitals compete for service contracts with group health care service purchasers on the basis of price, market reputation, geographic location, quality and range of services, quality of the medical staff and convenience. The importance of obtaining contracts with managed care organizations varies from market to market depending on the market strength of such organizations.

A key element of our growth strategy is expansion through the acquisition of additional hospitals in select markets. The competition to acquire hospitals is significant. We face competition for acquisition candidates primarily from other for-profit health care companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. We intend to selectively seek opportunities to expand our base of operations by adhering to our disciplined program of rational growth, but may not be successful in accomplishing acquisitions on favorable terms.

Professional and General Liability Claims and Property Insurance

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

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that became our liability. However, we continue to be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by us. During the third quarter of 2005, we received an $8.6 million cash settlement from a commercial professional and general liability insurance carrier related to payment of PHICO related claims. This settlement was recorded as a reduction of expected recoveries.

As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million $216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $8.8 million as of December 31, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

During 2005, 2004 and 2003, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation. Due to a sharp increase in property losses experienced nationwide in recent years, we expect the cost of commercial property insurance to rise significantly. As a result, catastrophic coverage for flood, earthquake and windstorm may be limited to annual aggregate losses (as opposed to per occurrence losses) and coverage may be limited to lower sub-limits for named windstorms, earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Relationship with Universal Health Realty Income Trust

At December 31, 2005, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying Consolidated Statements of Income, of $1.4 million during 2005 and $1.5 million for each of the years 2004 and 2003. Our pre-tax share of income from the Trust was $1.7 million in 2005, $1.6 million in 2004 and $1.6 million during 2003, and is included in net revenues in the accompanying Consolidated Statements of Income. The carrying value of this investment was $9.7 million and $9.5 million at December 31, 2005 and 2004, respectively, and is included in other assets in the accompanying Consolidated Balance Sheets. The market value of this investment was $24.7 million at December 31, 2005 and $25.2 million at December 31, 2004.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged from Hurricane Katrina. The majority of the real estate assets of Chalmette are leased by us from the Trust and according to the terms of the lease in such circumstances, we have the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and the Trust which indicated that the pre-Hurricane fair market value of the facility was $24.0 million. The existing lease on Chalmette remains in place and rental expense will continue for a period of time while we evaluate our options. Pursuant to the agreement, if we decide not to rebuild the facility, the Trust will then decide whether to accept our offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. We have been discussing with the Trust the various alternatives available to the Trust and us under the lease with Chalmette including potentially fulfilling our Chalmette lease obligation by offering the Trust a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Directors and the Independent Trustees of the Trust. See Note 9 to the Consolidated Financial Statements for additional information.

As of December 31, 2005, we leased the following five hospital facilities from the Trust:

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

Future minimum lease payments to the Trust are included in Note 7 to the Consolidated Financial Statements. Total rent expense under these five operating leases was $16.0 million in 2005, $16.1 million in 2004 and $16.1 million in 2003, including bonus rent of $4.5 million in 2005, $4.7 million in 2004 and $4.6 million in 2003. As of December 31, 2005, the aggregate fair market value of our facilities leased from the Trust is not known. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

In connection with our discussions with the Trust relating to the damage to Chalmette and its obligations under the Chalmette lease (discussed above), we have been discussing with the Trust the renewal and terms of certain of our leases that are expiring in the near future. Any arrangement will be subject to the approval of our Board of Directors and the Independent Trustees of the Trust.

On December 31, 2004, we completed the purchase of the real estate assets of the Virtue Street Pavilion, located in Chalmette, Louisiana, from the Trust. The purchase was completed pursuant to the exercise of an option granted to us, under the previous lease for the facility. The purchase price for the facility was $7.3 million and was determined, in accordance with the terms of the lease, based upon independent appraisals obtained by both us and the Trust. During the third quarter of 2004, we exercised the five-year renewal option on The Bridgeway, a behavioral health hospital leased from the Trust which was scheduled to expire in December, 2004. The lease was renewed at the same lease terms.

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

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company

Alan B. Miller (68)	Chairman of the Board, President and Chief Executive Officer

Steve G. Filton (48)	Senior Vice President, Chief Financial Officer and Secretary

Kevin J. Gross (50)	Senior Vice President

Debra K. Osteen (50)	Senior Vice President

Richard C. Wright (58)	Vice President

Mr. Alan B. Miller has been Chairman of the Board, President and Chief Executive Officer since inception. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and President of the Trust. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services).

Mr. Filton was elected Senior Vice President and Chief Financial Officer in February, 2003 and he was elected Secretary in September, 1999. He had served as Vice President and Controller since 1991.

Mr. Gross joined us in February 2006, as Senior Vice President, responsible for the Acute Care Hospital Division. He had served as President of Ardent Health Services, Oklahoma Division from 2004 to 2006, as President and Chief Executive Officer of United Regional Health Care System from 2000 to 2004, as President and Chief Executive Officer of Presbyterian/St. Luke’s Medical Center from 1994 to 2000, as President of the Midwest Division at Columbia/HCA Healthcare Corporation from 1994 to 1997, and as President and Chief Executive Officer of Northwest Texas Healthcare System from 1988 to 1994.

Ms. Osteen was elected Senior Vice President in December 2005 and she was elected as Vice President in January 2000, responsible for the Behavioral Health Services facilities. She has served in various capacities related to our Behavioral Health Services facilities since 1984

Mr. Wright was elected Vice President in May 1986. He has served in various capacities since 1978 and currently heads the Development function.

ITEM 1A.    Risk Factors

We are subject to numerous known and unknown risks, many of which are described below and elsewhere in this Annual Report. Any of the events described below could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties that we are not aware of, or that we currently deem to be immaterial, could also impact our business and results of operations.

A significant portion of our revenues is produced by a small number of our facilities, which are concentrated in Texas and Nevada.

We have a majority ownership interest in four acute care hospitals in the Las Vegas, Nevada market. These four hospitals, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital and Spring Valley Medical Center, on a combined basis, contributed 20% in 2005, 18% in 2004 and 18% in 2003 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 23% in 2005, 12% in 2004 and 13% in 2003 of our earnings before income taxes (excluding the pre-tax Hurricane related expenses of $165 million and pre-tax Hurricane insurance recoveries of $82 million recorded during 2005).

In addition, two of our facilities, McAllen Medical Center, located in McAllen, Texas, and Edinburg Regional Medical Center, located in Edinburg, Texas, operate within the same market. On a combined basis, these two facilities contributed 8% in 2005, 10% in 2004 and 12% in 2003, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 4% in 2005, 13% in 2004 and 19% in 2003 of our earnings before income taxes (excluding the pre-tax Hurricane related expenses of $165 million and pre-tax Hurricane insurance recoveries of $82 million recorded during 2005). As discussed in “Management’s Discussion and Analysis of Operations and Financial Condition – Acute Care Hospital Services”, our acute care facilities in the McAllen/Edinburg, Texas market have experienced significant declines in operating performance due to continued intense hospital and physician competition in the market. We cannot predict the future performance of our facilities in the McAllen/Edinburg, Texas or Las Vegas, Nevada markets, however, declines in performance of these facilities could materially reduce our future revenues and net income.

In addition, the significant portion of our revenues derived from these facilities makes us particularly sensitive to regulatory, economic, environmental and competition changes in Texas and Nevada. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

We are likely to incur additional expenses and losses related to Hurricane Katrina and the full impact of the Hurricane on our results of operations is unknown.

Four of our hospital facilities located in Louisiana, comprising approximately 6% of our net revenues for the six month period ended June 30, 2005, were severely damaged by Hurricane Katrina. These facilities have remained closed and non-operational as we continue to assess the damage and the likely recovery period for the facilities and surrounding communities. We are currently unable to determine when, or if, the facilities will be rebuilt or repaired and although we believe we maintained commercial insurance policies at the time of the Hurricane with combined potential coverage of $279 million for property damage and business interruption insurance, we are unable to determine the timing and amount of total insurance proceeds collectible by us since they will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Impact of Hurricane Katrina”.

Our revenues and results of operations are significantly affected by payments received from the government and other third party payors.

We derive a significant portion of our revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, and Hurricanes Katrina, Rita and Wilma relief efforts, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial position, results of operations.

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Pennsylvania, Washington, DC and Illinois. We can provide no assurance that reductions to Medicaid revenues, particularly in these states, will not have a material adverse effect on our business, financial condition or results of operations.

In addition to changes in government reimbursement programs, our ability to negotiate favorable contracts with private payors, including managed care providers, significantly affects the revenues and operating results of our hospitals. Private payors, including managed care providers, increasingly are demanding that we accept lower rates of payment.

We expect continued third party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third party payors could have a material adverse effect on our financial position and our results of operations.

An increase in uninsured and underinsured patients in our acute care facilities or the deterioration in the collectibility of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations could be harmed.

We cannot be certain of the availability and terms of capital to fund the growth of our business when needed.

We require substantial capital resources to fund our acquisition growth strategy and our ongoing capital expenditure programs for renovation, expansion, construction and addition of medical equipment and technology. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We cannot predict, however, whether financing for our growth plans and capital expenditure programs will available to us on satisfactory terms when needed, which could harm our business.

In addition, the degree to which we are, or in the future may become, leveraged could adversely affect our ability to obtain financing and could make us more vulnerable to competitive pressures. Our ability to meet existing and future debt obligations, depends upon our future performance and our ability to secure additional financing on satisfactory terms, each of which is subject to financial, business and other factors that are beyond our control. Any failure by us to meet our financial obligations would harm our business.

Fluctuations in our operating results quarter to quarter earning and other factors may result in decreases in the price of our common stock.

The stock markets have experienced volatility that has often been unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our hospitals as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when if becomes apparent that the market expectations may not be realized.

In addition to our operating results, many economic and seasonal factors outside of our control could have an adverse effect on the price of our common stock and increase fluctuations in our quarterly earnings. These factors include certain of the risks discussed herein, demographic changes, operating results of other hospital companies, changes in our financial estimates or recommendations of securities analysts, speculation in the press or investment community, the possible effects of war, terrorist and other hostilities, adverse weather conditions, the level of seasonal illnesses, managed care contract negotiations and terminations, changes in general conditions in the economy or the financial markets, or other developments affecting the health care industry.

Our hospitals face competition for patients from other hospitals and health care providers.

The health care industry is highly competitive and competition among hospitals and other health care providers for patients and physicians has intensified in recent years. In all of the geographical areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Some of our competitors include hospitals that are owned by tax supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to us.

In some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than us. The number of inpatient facilities, as well as outpatient surgical and diagnostic centers, many of which are fully or partially owned by physicians, in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in an increasingly competitive environment.

In McAllen, Texas, the location of one of our largest acute care facilities, McAllen Medical Center, intense competition from other healthcare providers, including physician owned facilities, has increased. A physician-owned hospital in the market added new in-patient capacity in late 2004 which has eroded a portion of the facility’s higher margin business, including cardiac procedures. As a result, the facility continues to experience significant declines in patient volume and profitability. Inpatient admissions and patient days at this facility decreased 4% and 13%, respectively, during the twelve month periods ended December 31, 2005 as compared to the comparable prior year period. Net revenues decreased $30 million and income before income taxes decreased $21 million during 2005 as compared to 2004. As competition in the market has increased, wage rates and physician recruiting costs have risen, increasing the continued pressure on the facility’s operating margins and profitability. A continuation of the increased provider competition in this market, as well as the additional capacity currently under construction, by us and others, could result in additional erosion of the net revenues and financial operating results of our facilities in this market.

If our competitors are better able to attract patients, recruit physicians and other healthcare professionals, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume and our business may be harmed.

Our performance depends on our ability to recruit and retain quality physicians.

Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. As a result, the success and competitive advantage of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and our maintenance of good relations with those physicians. Physicians generally are not employees of our hospitals and, in a number of our markets, physicians have admitting privileges at other hospitals in addition to our hospitals. They may terminate their affiliation with us at any time. If we are unable to provide high ethical and professional standards, adequate support personnel or technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations may decline.

It may become difficult for us to attract an adequate number of physicians to practice in certain of the non-urban communities in which our hospitals are located. Our failure to recruit physicians to these communities or the loss of physicians in these communities could make it more difficult to attract patients to our hospitals and thereby may have a material adverse effect on our business, financial condition and results of operations.

Our performance depends on our ability to attract and retain qualified nurses and medical support staff and we face competition for staffing that may increase our labor costs and harm our results of operations.

We depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other health care professionals. We compete with other health care providers in recruiting and retaining qualified hospital management, nurses and other medical personnel.

The nationwide shortage of nurses and other medical support personnel has been a significant operating issue facing us and other health care providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may by required to limit the healthcare services provided in these markets which would have a corresponding adverse effect on our net operating revenues.

We cannot predict the degree to which we will be affected by the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase we may not be able to raise our rates correspondingly. Our failure to either recruit and retain qualified hospital management, nurses and other medical support personnel or control our labor costs could harm our results of operations.

We depend heavily on key management personnel and the departure of one or more of our key executives or a significant portion of our local hospital management personnel could harm our business.

The expertise and efforts of our senior executives and key members of our local hospital management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our local hospital management personnel could significantly undermine our management expertise and our ability to provide efficient, quality health care services at our facilities, which could harm our business.

We may be subject to liabilities from claims brought against our facilities and governmental investigations.

We are subject to medical malpractice lawsuits, product liability lawsuits, governmental investigations and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs (See “Legal Proceedings”). All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is sufficient to cover claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

Our growth strategy depends on acquisitions, and we may not be able to continue to acquire hospitals that meet our target criteria. We may also have difficulties acquiring hospitals from not-for-profit entities due to regulatory scrutiny.

Acquisitions of hospitals in select markets are a key element of our growth strategy. We face competition for acquisition candidates primarily from other for-profit health care companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. Also, suitable acquisitions may not be accomplished due to unfavorable terms. In addition, many states have enacted, or are considering enacting, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the state attorney general, advance notification and community involvement. In addition, attorney generals in states without specific conversion legislation may exercise discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential purchasers could make it more difficult for us to acquire additional hospitals, increase our acquisition costs or make it difficult for us to acquire hospitals that meet our target acquisition criteria, any of which could adversely affect our growth strategy and results of operations.

We may fail to improve or integrate the operations of the hospitals we acquire, which could harm our results of operations.

Some of the hospitals we acquire had significantly lower operating margins than the hospitals we operate prior to the time of our acquisition. If we fail to improve the operating margins of the hospitals we acquire, operate such hospitals profitably or effectively integrate the operations of acquired hospitals, our results of operations could be harmed.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

Hospitals that we acquire may have unknown or contingent liabilities, including but not limited to, liabilities for failure to comply with applicable laws and regulations. Although we typically exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such hospitals for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of hospitals we acquire. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could harm our business.

State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand.

Many of the states in which we operate hospitals have enacted CON laws as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Our failure to obtain necessary state approval could result in our inability to complete a particular hospital acquisition, expansion or replacement, make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs, result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

In addition, significant CON reforms have been proposed in a number of states that would increase in the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

If we fail to comply with extensive laws and government regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	hospital billing practices;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and patient medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure and accreditation of our facilities

•	hospital rate or budget review;

•	operating policies and procedures; and

•	construction or expansion of facilities and services.

Among these laws are the False Claims Act, HIPAA, the federal anti-kickback statute and the Stark Law. These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities, including employment contracts, leases and professional service agreements. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into communities served by our hospitals. The OIG has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. We cannot assure that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute.

If we fail to comply with the anti-kickback statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

Because many of these laws and regulations are relatively new, in many cases, we don’t have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

We are subject to uncertainties regarding health care reform.

An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals or other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations.

If the number of patients treated by our subsidiary hospitals in accordance with applicable law and each hospital’s indigent and charity care guidelines increase, our results of operations may be harmed.

In accordance with our Code of Business Conduct and Ethics, as well as EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations may be harmed.

Controls designed to reduce inpatient services may reduce our revenues.

Controls imposed by third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we cannot predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial position and results of operations.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

Executive Offices

We own an office building with 68,000 square feet available for use located on 11 acres of land in King of Prussia, Pennsylvania.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health centers and non-public schools, the number of licensed beds, for each of our facilities:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	230	Owned
Auburn Regional Medical Center	Auburn, Washington	149	Owned
Central Montgomery Medical Center	Lansdale, Pennsylvania	125	Owned
Chalmette Medical Center
Chalmette Medical Center(1)(4)	Chalmette, Louisiana	138	Leased
Virtue Street Pavilion(1)	Chalmette, Louisiana	57	Owned
Corona Regional Medical Center	Corona, California	228	Owned
Desert Springs Hospital(2)	Las Vegas, Nevada	286	Owned
Doctors’ Hospital of Laredo	Laredo, Texas	180	Owned
Edinburg Regional Medical Center
Edinburg Regional Medical Center	Edinburg, Texas	168	Owned
Edinburg Children’s Hospital(14)	Edinburg, Texas	120	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	77	Owned
The George Washington University Hospital(3)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
McAllen Medical Center(5)
McAllen Medical Center	McAllen, Texas	490	Leased
McAllen Heart Hospital	McAllen, Texas	73	Owned
South Texas Behavioral Health Center(14)	McAllen, Texas	134	Owned
Methodist Hospital(12)
Methodist Hospital(1)	New Orleans, Louisiana	306	Owned
Lakeland Medical Pavilion(1)	New Orleans, Louisiana	54	Owned
Northern Nevada Medical Center(3)	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	489	Owned
Southwest Healthcare System(10)		176
Inland Valley Campus	Wildomar, California		Leased
Rancho Springs Campus	Murrieta, California		Owned
Spring Valley Hospital Medical Center(2)	Las Vegas, Nevada	176	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center(2)	Las Vegas, Nevada	274	Owned
Valley Hospital Medical Center(2)	Las Vegas, Nevada	409	Owned
Wellington Regional Medical Center(4)	West Palm Beach, Florida	143	Leased

Behavioral Health Centers and Non-Public Schools

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alicante at Elmira NPS	Elmira, California	—	Owned
Alicante at Laguna NPS	Laguna, California	—	Owned
Alicante NPS	Carmichael, California	—	Owned
Anchor Hospital	Atlanta, Georgia	84	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	82	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Ascent Academy	Naples, Idaho	120	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
The Bridgeway(4)	North Little Rock, Arkansas	98	Leased
Bristol Youth Academy	Bristol, Florida	80	Owned
Broad Horizons	Ramona, California	40	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	82	Owned
Cedar Grove	Murfreesboro, Tennessee	34	Owned
Center for Change	Orem, Utah	58	Owned
Chad Youth Enhancement Center	Ashland City, Tennessee	90	Owned
Cherokee Park Youth Center	Mountain City, Tennessee	60	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	112	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Compass Intervention Center	Memphis, Tennessee	84	Owned
Del Amo Hospital	Torrance, California	166	Owned
Desert Hot Springs NPS	Desert Hot Springs, California	—	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	180	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Foundations for Living	Mansfield, Ohio	84	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Grand Terrace NPS	Grand Terrace, California	—	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	128	Owned
Hemet NPS	Hemet, California	—	Owned
Hermitage Hall	Nashville, Tennessee	100	Owned
Highlander Children’s Services	Riverside, California	30	Owned
Highlander NPS	Riverside, California	—	Owned
The Hope Program	Fountain, Florida	32	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
Jacksonville Youth Center	Jacksonville, Florida	—	Owned
Keys of Carolina	Charlotte, North Carolina	48	Owned
Keystone Marion	Marion, Virginia	48	Owned
Keystone Newport News	Newport News, Virginia	60	Owned
KeyStone Center(6)	Wallingford, Pennsylvania	119	Owned
King George School	Sutton, Vermont	90	Owned
La Amistad Behavioral Health Services	Maitland, Florida	54	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	204	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Laurel Heights Hospital	Atlanta, Georgia	102	Owned
McDowell Center for Children	Dyersburg, Tennessee	31	Owned
Marion Youth Center	Marion, Virginia	48	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	112	Owned
Mid Valley Youth Center	Van Nuys, California	84	Owned
Midwest Center for Youth and Families	Kouts, Indiana	58	Owned
Montgomery County TLC NPS	Clarksville, Tennessee	—	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	79	Owned
North Star Bragaw Residential Treatment Center	Anchorage, Akaska	34	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	29	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Nueces County JJAEP NPS	Corpus Christi, Texas	—	Owned
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	45	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	112	Owned
The Pavilion	Champaign, Illinois	52	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	184	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pennsylvania Clinical Schools	Coatesville, Pennsylvania	110	Owned
Provo Canyon School	Provo, Utah	242	Owned
Ramona NPS	Ramona, California	—	Owned
Rancho NPS	Rancho Cucamonga	—	Owned
Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	72	Owned
Riverside NPS	Riverside, California	—	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	72	Owned
Roxbury(6)	Shippensburg, Pennsylvania	48	Owned
Rutherford County TLC NPS	Murfreesboro, Tennessee	—	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Leased
Steele Canyon NPS	El Cajon, California	—	Owned
Stonington Institute	North Stonington, Connecticut	63	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
TN Valley Juvenile Detention Center	Tuscumbia, Alabama	25	Owned
Timberlawn Mental Health System	Dallas, Texas	124	Owned
Triple L Group Homes	Ramona, California	24	Owned
Turning Point Care Center(6)	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	40	Owned
Tuscaloosa Juvenile Detention Center	Tuscaloosa, Alabama	27	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Vallejo NPS	Vallejo, California	—	Owned
Van Nuys NPS	Van Nuys, California	—	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Ventura NPS	Ventura, California	—	Owned
Victorville NPS	Victorville, California	—	Owned
Vista NPS	Vista, California	—	Owned
Vista Group Homes	Vista, California	37	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Wyoming Behavioral Institute	Casper, Wyoming	72	Owned

Ambulatory Surgery Centers and Sleep Center

Name of Facility	Location	Real Property Ownership Interest
Cornerstone Regional Hospital(13)	Edinburg, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico(8)	Santurce, Puerto Rico	Leased
Northwest Texas Surgery Center(8)	Amarillo, Texas	Leased
Palms Wellington ASC(13)	Royal Palm Beach, Florida	Leased
Providence Surgical and Medical Center(7)	Laredo, Texas	Leased
Surgery Center at Wellington(9)	West Palm Beach, Florida	Leased
Surgery Center of Midwest City(7)	Midwest City, Oklahoma	Leased
Surgical Arts Surgery Center(8)	Reno, Nevada	Leased
Surgical Center of South Texas	Edinburg, Texas	Owned
Goldring Sleep Center	Las Vegas, Nevada	Leased

Radiation Oncology Centers

Name of Facility	Location
Auburn Regional Center for Cancer Care	Auburn, Washington	Leased
Cancer Institute of Nevada(8)(11)	Las Vegas, Nevada	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned

(1)	Chalmette Medical Center, Virtue Street Pavilion, Methodist Hospital and Lakeland Medical Pavilion were severely damaged as a result of Hurricane Katrina during the third quarter of 2005 and remain closed and non-operational.
(2)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center and Spring Valley Hospital Medical Center are owned by limited liability companies (“LLC) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(3)	General partnership interest in limited partnership.
(4)	Real property leased from the Trust.
(5)	Real property of McAllen Medical Center is leased from the Trust. Although the real property of the McAllen Heart Hospital or the newly constructed South Texas Behavioral Health Center is not leased from the Trust, the license for these facilities is included in McAllen Medical Center’s license.
(6)	Addictive disease facility.
(7)	Each facility is owned in partnership form. We own general and limited partnership interests in a limited partnership.
(8)	We own a majority interest in a LLC.
(9)	We own a majority interest in a LLC that owns and operates this center.
(10)	Real property of Southwest Healthcare System-Inland Valley Campus is leased from the Trust. Although the real property of the Southwest Healthcare System-Rancho Springs Campus is not leased from the Trust, the license for this facility is included in Southwest Healthcare System’s license.

(11)	Real property is owned by a limited partnership or LLC that is majority owned by us.
(12)	In January, 2004, we purchased a controlling 90% ownership interest in a LLC (10% ownership interest held by a third-party) that owns the assets and operations of Methodist Hospital, and in February, 2004 this LLC purchased the assets and operations of Lakeland Medical Pavilion.
(13)	We own non-controlling ownership interests of approximately 50% in the entities that operate these facilities.
(14)	Newly constructed facilities. The Edinburg Children’s Hospital is scheduled to be completed and opened during the first quarter of 2006 and is included in Edinburg Regional Medical Center’s license and the South Texas Behavioral Health Center is scheduled to be completed and opened during the second quarter of 2006 and is included in McAllen Medical Center’s license.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $31.5 million in 2005, $30.3 million in 2004 and $31.4 million in 2003.

ITEM 3.    Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. On July 22, 2005, plaintiff’s counsel, with our consent, filed a first amended complaint, adding two additional plaintiff’s (husband and wife) alleging similar “facts” and claiming similar federal and state causes of action. The Nevada state district court granted our motion to dismiss with respect to all claims except plaintiffs’ state Unfair Trade Practices Act cause of action. On October 19, 2005, the parties stipulated to the voluntary dismissal of plaintiffs’ sole remaining claim for relief, and a consent Judgment of Dismissal was submitted to the district court on November 2, 2005. Plaintiffs have appealed the district court’s dismissal. While the appeal is still pending, the parties have reached a tentative settlement which, if finalized, would result in a dismissal of that appeal.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We are cooperating in the investigation and are producing documents responsive to the subpoena. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. This matter is at an early stage and we are unable to evaluate the existence or extent of any potential financial exposure at this time.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class B Common Stock is traded on the New York Stock Exchange. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis.

The table below sets forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2005 and 2004.

Common Stock Performance

	2005	2004
Market price of common stock	High - Low	High - Low
High - Low, by quarter
1st	$52.40-$42.42	$56.51-$43.97
2nd	$63.20-$51.61	$46.55-$42.53
3rd	$62.04-$47.36	$46.10-$42.04
4th	$49.67-$45.54	$48.51-$39.87

Number of shareholders of record as of January 31, 2006, were as follows:

Class A Common	11
Class B Common	425
Class C Common	5
Class D Common	158

Repurchase Programs

During 1999, 2004 and 2005, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 11,500,000 shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. The Board of Directors also gave management discretion to use the authorization to purchase its convertible debentures which are due in 2020. Pursuant to the stock and convertible debenture repurchase program, we may purchase shares or debentures on the open market or in negotiated private transactions. Pursuant to the terms of these programs, we purchased 4,459,276 shares at an average price of $55.85 ($249.1 million in the aggregate) during 2005, 559,481 shares at an average purchase price of $42.07 ($23.5 million in the aggregate) during 2004 and 1,360,321 shares at an average purchase price of $39.93 ($54.3 million in the aggregate) during 2003. Pursuant to the stock repurchase programs referenced above, we purchased a total of 7,896,680 shares at an average purchase price of $50.06 per share ($395.3 million in the aggregate). As of December 31, 2005, the maximum number of shares that may yet be purchased under the program is 3,603,320 shares. There is no expiration date on the remaining share repurchase authorization.

During the period of October 1, 2005 through December 31, 2005, we purchased the following shares:

2005 Period	Total number of shares purchased	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Maximum number of shares that may yet be purchased under the program
October, 2005	—	—	—	4,111,620
November, 2005	221,200	221,200	$47.20	3,890,420
December, 2005	287,100	287,100	$49.39	3,603,320

Total October through December	508,300	508,300	$48.43	3,603,320

Dividends

During the fourth quarter of 2003, we announced the initiation of quarterly cash dividends, commencing with the fourth quarter of 2003. During the two years ending December 31, 2005, dividends per share were declared and paid as follows:

	2005	2004
First quarter	$.08	$.08
Second quarter	$.08	$.08
Third quarter	$.08	$.08
Fourth quarter	$.08	$.08

Total	$.32	$.32

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information, as of the end of December 31, 2005, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plans Information (1)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,506,325	$46.39	5,190,563
Equity compensation plans not approved by security holders	—	—	—

Total	1,506,325	$46.39	5,190,563

(1)	Shares of Class B Common Stock

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as the end of, each of the five years ended December 31st. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

	Year Ended December 31
	2005	2004	2003	2002	2001
Summary of Operations (in thousands)
Net revenues	$3,935,480	$3,637,490	$3,153,174	$2,884,749	$2,522,349
Net income from continuing operations	$109,843	$161,098	$187,897	$167,402	$95,273
Net income	$240,845	$169,492	$199,269	$175,361	$99,742
Net margin	6.1%	4.7%	6.3%	6.1%	4.0%
Return on average equity	19.4%	14.4%	20.0%	19.6%	12.8%
Financial Data (in thousands)
Cash provided by operating activities	$425,426	$392,880	$376,775	$331,259	$297,543
Capital expenditures, net(1)	$241,412	$230,760	$224,370	$207,627	$160,748
Total assets	$2,858,709	$3,022,843	$2,772,730	$2,329,137	$2,168,589
Long-term borrowings	$637,654	$852,229	$868,566	$680,514	$718,830
Common stockholders’ equity	$1,205,098	$1,220,586	$1,090,922	$917,459	$807,900
Percentage of total debt to total capitalization	35%	42%	45%	43%	47%
Operating Data—Acute Care Hospitals
Average licensed beds	5,372	5,645	4,792	4,801	4,502
Average available beds	4,985	4,860	4,119	3,966	3,795
Hospital admissions	254,522	251,655	227,932	224,286	196,234
Average length of patient stay	4.5	4.6	4.5	4.5	4.6
Patient days	1,138,936	1,150,882	1,032,348	1,013,395	896,874
Occupancy rate for licensed beds	58%	56%	59%	58%	55%
Occupancy rate for available beds	63%	65%	69%	70%	65%
Operating Data—Behavioral Health Facilities
Average licensed beds	4,849	4,225	3,894	3,752	3,732
Average available beds	4,766	4,145	3,762	3,608	3,588
Hospital admissions	102,731	94,743	87,688	84,348	78,688
Average length of patient stay	14.2	13.0	12.2	11.9	12.1
Patient days	1,455,479	1,234,152	1,067,200	1,005,882	950,236
Occupancy rate for licensed beds	82%	80%	75%	73%	70%
Occupancy rate for available beds	84%	81%	78%	76%	73%
Per Share Data
Net income from continuing operations—basic	$1.98	$2.79	$3.26	$2.80	$1.59
Net income from continuing operations—diluted	$1.91	$2.62	$3.02	$2.62	$1.54
Net income—basic	$4.33	$2.94	$3.45	$2.94	$1.67
Net income—diluted	$4.00	$2.75	$3.20	$2.74	$1.60
Dividends declared	$0.32	$0.32	$0.08	—	—
Other Information (in thousands)
Weighted average number of shares outstanding—basic	55,658	57,653	57,688	59,730	59,874
Weighted average number of shares and share equivalents outstanding—diluted	62,647	64,865	65,089	67,075	67,220

(1)	Amount may include non-cash capital lease obligations, if any.

ITEM 7.    Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 1, 2006, we owned and/or operated 28 acute care hospitals and 101 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina during the third quarter of 2005. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 13 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 79%, 81% and 81% of our consolidated net revenues in 2005, 2004 and 2003, respectively. Net revenues from our behavioral health care facilities accounted for 21%, 19% and 19%, of consolidated net revenues in 2005, 2004 and 2003, respectively.

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

Forward-Looking Statements and Risk Factors

This Annual Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with existing laws and government regulations and/or changes in laws and government regulations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us;

•	national, regional and local economic and business conditions

•	competition from other healthcare providers, including physician owned facilities in certain markets, including McAllen/Edinburg, Texas, the site of one of our largest acute care facilities;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	a significant portion of our revenues is produced by a small number of our facilities;

•	the availability and terms of capital to fund the growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	an increase in the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	the continuing impact of Hurricane Katrina upon us;

•	fluctuations in the value of our common stock;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

Given these uncertainties, risks and assumptions, you are cautioned not to place undue reliance on such forward-looking statements. Our actual results and financial condition could differ materially from those expressed in, or implied by, the forward-looking statements.

Forward-looking statements speak only as of the date the statements are made. We assume no obligation to publicly update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

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

Revenue recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39%, 40% and 41% of our net patient revenues during 2005, 2004 and 2003, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41%, 41% and 40% of our net patient revenues during 2005, 2004 and 2003, respectively.

We report net patient service revenue at the estimated net realizable amounts from patients and third-party payors and others for services rendered. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances under managed care plans are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not make any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our operating results in 2005, 2004 and 2003. A 1% adjustment to our estimated net revenues recorded in connection with Medicare revenues that are subject to retrospective review and settlement as of December 31, 2005, would change our after-tax net income by approximately $1.5 million.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care, based on charges at established rates, amounting to $309 million, $295 million and $241 million during 2005, 2004 and 2003, respectively.

At our acute care facilities located in the U.S., Medicaid pending accounts comprise the large majority of our receivables that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Approximately 6% or $30 million as of December 31, 2005 and 5% or $26 million as of December 31, 2004 of our accounts receivable, net, were comprised of Medicaid pending accounts.

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

Based on historical hindsight information related to Medicaid pending accounts, we estimate that approximately 56% or $17 million of $30 million Medicaid pending accounts receivable as of December 31, 2005 will subsequently qualify for Medicaid pending reimbursement. Approximately 62% or $16 million of the $26 million Medicaid pending accounts receivable as of December 31, 2004 subsequently qualified for Medicaid pending reimbursement and were therefore appropriately classified at the patient’s registration. The majority of the remaining accounts that ultimately did not qualify for Medicaid reimbursement were subsequently reclassified as self-pay or charity care accounts. Based on general factors as discussed below in “Provision for Doubtful Accounts”, our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payor classifications, are considered when the overall individual facility and company-wide reserves are developed.

Below are the Medicaid pending receivable agings as of December 31, 2005 and 2004 (amounts in thousands):

	2005	%	2004	%
Under 60 days	$10,978	36.8	$9,125	35.2
61-120 days	7,106	23.8	6,023	23.2
121-180 days	3,761	12.6	3,817	14.7
Over 180 days	7,983	26.8	6,999	26.9

Total	$29,828	100.0	$25,964	100.0

Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is exhausted, the patient is sent at least two statements followed by a series of three collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort.

Uninsured receivables are outsourced to several early out collection agencies under contract with the hospital. The collection vendor must document at least three attempts to contact the patient and send three statements from the date of placement. If the patient fails to respond or expresses an unwillingness to pay, the account is returned to the hospital and subsequently written-off as bad debt and transferred to an outside agency for additional collection effort. Uninsured patients that express an inability to pay are reviewed for write-off as potential charity care.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2005 and December 31, 2004, accounts receivable are recorded net of allowance for doubtful accounts of $105 million and $71 million, respectively.

Approximately 94% during 2005, 93% during 2004 and 94% during 2003, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payor mix concentrations and related aging of accounts receivable for our acute care hospitals as of December 31, 2005 and 2004 (excludes facilities reflected as discontinued operations in our Consolidated Financial Statements):

As of December 31, 2005:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$46,479	$2,372	$1,506	$3,139
Medicaid	20,233	12,151	7,529	18,093
Commercial insurance and other	129,306	41,115	18,256	35,333
Private pay	53,529	9,102	7,122	10,279

Total	$249,547	$64,740	$34,413	$66,844

As of December 31, 2004:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$52,098	$5,330	$1,410	$3,463
Medicaid	19,524	12,928	8,820	21,695
Commercial insurance and other	135,922	45,079	16,867	32,470
Private pay	56,214	14,055	8,234	10,687

Total	$263,758	$77,392	$35,331	$68,315

Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. We also maintain a self-insured workers’ compensation program. The ultimate costs related to these programs includes expenses for claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. Current period adjustments to our reserves for self-insured general and professional and workers’ compensation claims relating to prior periods did not have a material impact on our financial statements during 2005, 2004 or 2003.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2005 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2003 (a)	$131,184	$17,679	$148,863
Plus: accrued insurance expense, net of commercial premiums paid	48,154	18,590	66,744
Less: Payments made in settlement of self-insured claims	(31,594)	(11,808)	(43,402)

Balance at January 1, 2004 (a)	147,744	24,461	172,205
Plus: accrued insurance expense, net of commercial premiums paid	58,272	19,984	78,256
Less: Payments made in settlement of self-insured claims	(33,482)	(13,371)	(46,853)

Balance at January 1, 2005 (a)	172,534	31,074	203,608
Plus: accrued insurance expense, net of commercial premiums paid	62,788	21,386	84,174
Less: Payments made in settlement of self-insured claims	(20,000)	(12,124)	(32,124)
Plus: Liabilities assumed at acquisition	1,137	4,993	6,130

Balance at December 31, 2005 (a)	$216,459	$45,329	$261,788

(a)	Net of expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

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

Goodwill:    In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment at the reporting unit level as, defined by SFAS No. 142, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2005, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Income Taxes:    Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets, subject to the valuation allowances we have established.

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

Recent Accounting Pronouncements

Stock-Based Compensation:    In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and currently used by us to calculate pro forma net income and earnings per share disclosures. The cost will be recognized ratably over the period during which the employee is required to provide services in exchange for the award.

The SEC deferred the effective date for SFAS 123R for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we adopted SFAS No. 123R as of January 1, 2006. As a result of adopting SFAS No. 123R, we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. We plan on using Black-Scholes as our option pricing model for applying SFAS 123R. The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We adopted SFAS No. 123R using the modified prospective method for transition purposes. Using the Black-Scholes option pricing model, we would expect to record expense related to stock options outstanding as of December 31, 2005 of approximately $5.7 million for the year ended December 31, 2006. The stock-based compensation expense determined under a fair value method, specifically related to stock options, was $6.2 million, $9.2 million and $10.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Conditional Asset Retirement Obligations:    In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonably estimable. We adopted FIN 47 as of December 31, 2005. We conducted a review of each of our properties to determine if we had obligations to perform asset retirement activity which may not be within our control, such as the remediation or removal of asbestos containing materials. Our review did not identify any significant issues pertaining to the provisions of FIN 47 and the impact did not have a material effect on our consolidated results of operations or consolidated financial position.

Accounting Changes and Error Corrections:    In May, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations or consolidated financial position.

Physician Guarantees and Commitments:    On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. We do not expect the adoption of FIN 45-3 to have a material impact on our consolidated results of operations or consolidated financial position.

Results of Operations

The following table summarized our results of operations, and is used in the discussion below, for the years ended December 31, 2005, 2004 and 2003 (dollar amounts in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,935,480	100.0%	$3,637,490	100.0%	$3,153,174	100.0%
Operating charges:
Salaries, wages & benefits	1,625,996	41.3%	1,490,241	41.0%	1,257,503	39.9%
Other operating expenses	921,118	23.4%	862,870	23.7%	735,664	23.3%
Supplies expense	489,999	12.4%	463,381	12.7%	383,563	12.1%
Provision for doubtful Accounts	368,058	9.4%	307,014	8.5%	252,267	8.0%
Depreciation & amortization	155,478	4.0%	142,481	3.9%	119,164	3.8%
Lease & rental expense	60,790	1.5%	60,907	1.7%	52,675	1.7%
Hurricane related expenses	165,028	4.2%	—	—	—	—
Hurricane insurance recoveries	(81,709)	(2.1%)	—	—	—	—

	3,704,758	94.1%	3,326,894	91.5%	2,800,836	88.8%

Income before interest expense, minority interests & income taxes	230,722	5.9%	310,596	8.5%	352,338	11.2%
Interest expense, net	32,933	0.8%	38,131	1.1%	32,876	1.0%
Minority interests in earnings of consolidated entities	25,645	0.7%	16,188	0.4%	20,143	0.7%

Income before income taxes	172,144	4.4%	256,277	7.0%	299,319	9.5%
Provision for income taxes	62,301	1.6%	95,179	2.6%	111,422	3.5%

Income from continuing operations	109,843	2.8%	161,098	4.4%	187,897	6.0%
Income from discontinued operations, net of income taxes	131,002	3.3%	8,394	0.3%	11,372	0.3%

Net income	$240,845	6.1%	$169,492	4.7%	$199,269	6.3%

Year Ended December 31, 2005 as compared to the Year Ended December 31, 2004:    Net revenues increased 8% to $3.94 billion in 2005 as compared to $3.64 billion in 2004. The $298 million increase during 2005, as compared to 2004, was primarily attributable to:

•	a $261 million or 7% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both years (which we refer to as “same facility”);

•	$109 million of combined increases in revenues resulting primarily from the revenues generated at behavioral health facilities acquired at various times during 2004 and 2005 and an acute care hospital opened during the third quarter of 2004 (excludes revenues generated at these facilities one year after opening or acquisition), and;

•	combined decreases in revenue of $72 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged by Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the period of September 1, 2004 through December 31, 2004).

Income before income taxes decreased $84 million to $172 million during 2005 as compared to $256 million during 2004. The decrease in income before income taxes during 2005, as compared to 2004, resulted primarily from:

•	a $24 million decrease at our acute care facilities, exclusive of Hurricane Katrina related expenses and insurance recoveries (as discussed below in Acute Care Hospital Services);

•	a $27 million increase at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a $156 million decrease ($165 million pre-minority interest) resulting from charges recorded in connection with the damage sustained from Hurricane Katrina;

•	a $77 million increase ($82 million pre-minority interest) resulting from the recording of Hurricane Katrina related insurance recoveries, as discussed below;

•	an $11 million decrease due to a cumulative reduction to compensation expense recorded during 2004 resulting from the reversal of expense related to restricted shares granted to our Chief Executive Officer that were contingent on an earnings threshold which was not achieved;

•	a $6 million increase due to a gain realized on the sale of land in Las Vegas, Nevada during 2005;

•	a $5 million increase due to a reduction in interest expense (as discussed below in Other Operating Results), and;

•	a $8 million decrease resulting from other combined net unfavorable changes.

Net income increased $72 million to $241 million during 2005 as compared to $169 million during 2004. The increase in net income during 2005, as compared to 2004, resulted primarily from:

•	the $84 million decrease in income before income taxes, as discussed above;

•	a $123 million after-tax increase in income from discontinued operations, net of income taxes, resulting primarily from a $121 million after-tax gain resulting from the sale of our ownership interest in an operating company that owned 14 hospitals in France (as discussed below in Discontinued Operations);

•	a favorable $33 million decrease in income taxes resulting primarily from the tax benefit on the $84 million decrease in income before income taxes. Also contributing to the decrease in income taxes were certain tax benefits recognized during 2005 in connection with the employee retention tax credit as provided in the “Gulf Opportunity Zone Act of 2005”.

Year Ended December 31, 2004 as compared to the Year Ended December 31, 2003:    Net revenues increased 15% to $3.64 billion in 2004 as compared to $3.15 billion in 2003. The $484 million increase during 2004, as compared to 2003, was primarily attributable to:

•	a $121 million or 4% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both years (which we refer to as “same facility”), and;

•	$363 million of revenues generated at acute care hospitals and behavioral health facilities acquired or opened at various times during 2003 and 2004 (excludes revenues generated at these facilities one year after opening or acquisition).

Income before income taxes decreased $43 million to $256 million during 2004 as compared to $299 million during 2003. The decrease in income before income taxes during 2004, as compared to 2003, resulted primarily from:

•	a $50 million decrease at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	a $9 million increase at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a $5 million decrease due to an increase in interest expense (as discussed below in Other Operating Results);

•	an $11 million increase due to a cumulative reduction to compensation expense in 2004 resulting from the reversal of expense related to restricted shares granted to our Chief Executive Officer that were contingent on an earnings threshold which was not achieved, and;

•	a $8 million decrease resulting from other combined net unfavorable changes.

Net income decreased $30 million during 2004, as compared to 2003, due to:

•	the $43 million decrease in income before income taxes, as discussed above;

•	partially offset by a $16 million decrease in income taxes resulting from the tax benefit on the decrease in income before income taxes, and;

•	a $3 million unfavorable change in income from discontinued operations, net of income taxes (as discussed below in Discontinued Operations).

Impact of Hurricane Katrina

In August, 2005, our facilities listed below, which comprised 6% of our net revenues during the six months ended June 30, 2005, were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational and we continue to assess the damage and the likely recovery period for the facilities and surrounding communities.

Methodist Hospital—located in New Orleans, Louisiana consisting of Methodist Hospital (“Methodist”), a six-story, 306-bed acute-care facility and Lakeland Medical Pavilion (“Lakeland”), a two-story, 54-bed acute-care facility.

Chalmette Medical Center—located in Chalmette, Louisiana consisting of Chalmette Medical Center (“Chalmette”), a two-story, 138-bed acute-care facility and Virtue Street Pavilion, a one-story, 57-bed facility providing physical rehabilitation, skilled nursing and inpatient behavioral health services. The majority of the real estate assets of the 138-bed Chalmette Medical Center facility are owned by Universal Health Realty Income Trust (the “Trust”) and leased by us.

Since these facilities have been closed since the Hurricane and therefore no revenues are reflected in our Consolidated Statements of Income for the post-Hurricane period, we have excluded the financial and statistical results for these facilities from our “same facility” results for the periods of September 1st through December 31st of 2005 and 2004.

Hurricane related expenses:

Many of the Hurricane related expenses and amount of insurance recoveries discussed below were based on our damage assessments of the real property and equipment at each of the above-mentioned facilities affected by the Hurricane. However, given the wide-spread damage to each facility and surrounding communities, at this time, we are unable to predict with certainty the ultimate amount of damage sustained by each facility, the ultimate replacement cost of the damaged assets or the net realizable value of the damaged assets. Therefore, it is likely that we will record additional charges in future periods related to Hurricane Katrina and our estimates of the charges may change by amounts which could be material.

Included in our financial results for 2005 was a combined after-tax charge of $99 million ($165 million pre-tax and pre-minority interest) consisting of the following (amounts in thousands):

	Amount
Property write-down	$53,609	A.
Accrued payable to Universal Health Realty Income Trust (the “Trust”) based on independent appraisals	23,964	B.
Increase in provision for doubtful accounts and allowance for unbilled revenue	20,836	C.
Provision for asset impairment	19,561	D.
Post-Hurricane salaries, wages and benefits paid to employees of affected facilities	17,064	E.
Building remediation expenses	16,840	F.
Other expenses	13,154	G.

Subtotal—pre-tax, pre-minority interest Hurricane-related expenses	165,028
Less: Minority interests in Hurricane-related expenses	(9,228)

Subtotal pre-tax Hurricane-related expenses	155,800
Income tax benefit	(56,758)

After-tax Hurricane-related expenses	$99,042

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the write-downs were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility.
B.	The majority of the real estate assets of Chalmette are leased by us from the Trust and according to the terms of the lease in such circumstances, we have the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and the Trust which indicated that the pre-Hurricane fair market value of the facility was $24.0 million which is recorded in other accrued liabilities as of December 31, 2005. The existing lease on Chalmette remains in place and rental income will continue for a period of time while we evaluate our options. Pursuant to the agreement, if we decide not to rebuild the facility, the Trust will then decide whether to accept our offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. We have been discussing with the Trust the various alternatives available to the Trust and us under the lease with Chalmette including potentially fulfilling our Chalmette lease obligation by offering the Trust a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Directors and the Independent Trustees of the Trust. See Note 9 to the Consolidated Financial Statements for additional information.
C.	Increase in provision for doubtful accounts was recorded to fully reserve for all accounts receivable outstanding for each facility since the Hurricane has left many patients without the financial resources required to pay bills. In addition, a provision was recorded to fully reserve for all net patient revenue that was unbilled at the time of the Hurricane. Although we plan to submit bills for unbilled services if possible, many of the patient records containing the supporting documentation for services performed were damaged in the Hurricane thereby making the billing and collection process extremely difficult.
D.	Consists of asset impairment charges resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.

E.	Consists of salaries, wages and benefits expense for employees of affected facilities during the post-Hurricane period through December 31, 2005. Most of the employees of these facilities had their employment terminated in early-October, 2005, although certain benefits continued through December 31, 2005.
F.	Consists of expenses incurred in connection with remediation of the Hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.
G.	Consists of various other expenses related to the Hurricane and its aftermath including expenses incurred in connection with the patients, employees and property of each facility.

Hurricane insurance recoveries:

Included in our financial results during 2005 were Hurricane related insurance recoveries of $82 million reflecting the estimated minimum level of commercial insurance proceeds due to us. As of December 31, 2005, we received $75 million of these insurance proceeds and we received an additional $2 million in early 2006. At the time of the Hurricane, we maintained commercial insurance policies with a combined potential coverage of $279 million for property damage and business interruption insurance.

Due to the nature and extent of the overall damage to the area, neither we nor our commercial insurance adjusters have been able to complete a full assessment of the impacted facilities to determine the exact nature and extent of the losses. Although our insurance claims for Hurricane-related losses will exceed the recoveries we have recorded as of December 31, 2005, which we believe entitles us to Hurricane-related insurance proceeds in excess of those recorded as of December 31, 2005, the timing and amount of such proceeds can not be determined at this time since it will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

The $49 million of after-tax Hurricane-related insurance recoveries included in our financials results during 2005 was calculated as follows:

Amount
Hurricane insurance recoveries	$81,709
Less: Minority interests in Hurricane insurance recoveries	(5,158)

Hurricane insurance recoveries before income taxes	76,551
Less: Provision for income taxes	(27,888)

After-tax Hurricane insurance recoveries	$48,663

Acute Care Hospital Services

Year Ended December 31, 2005 as compared to the Year Ended December 31, 2004:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2005 and 2004 (dollar amounts in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,026,810	100.0%	$2,822,851	100.0%
Operating charges:
Salaries, wages and benefits	1,128,552	37.4%	1,052,305	37.3%
Other operating expenses	712,448	23.5%	665,008	23.6%
Supplies expense	429,860	14.2%	401,574	14.2%
Provision for doubtful accounts	340,096	11.2%	277,311	9.8%
Depreciation and amortization	126,305	4.2%	116,907	4.1%
Lease and rental expense	43,853	1.4%	45,341	1.6%

	2,781,114	91.9%	2,558,446	90.6%

Income before interest expense, minority interests and income taxes	245,696	8.1%	264,405	9.4%
Interest expense, net	285	0.0%	303	0.0%
Minority interests in earnings of consolidated entities	26,958	0.9%	14,888	0.6%

Income before income taxes	$218,453	7.2%	$249,214	8.8%

On a same facility basis during 2005, as compared to 2004, net revenues at our acute care hospitals increased $204 million or 7%. Income before income taxes decreased $31 million or 12% to $218 million or 7.2% of net revenues during 2005 as compared to $249 million or 8.8% of net revenues during 2004. The factors contributing to the decrease in income before income taxes at these facilities are discussed below.

Inpatient admissions to these facilities increased 2.7% during 2005, as compared to 2004, while patient days increased 1.4%. The average length of patient stay at these facilities was 4.5 days in each of the years 2005 and 2004. The occupancy rate, based on the average available beds at these facilities, was 63% during 2005, as compared to 65% during 2004. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 4.2% during 2005, as compared to 2004, and net revenue per adjusted patient day increased 5.3% during 2005, as compared to 2004.

The large majority of the decline in income before income taxes at our acute care facilities during 2005, as compared to 2004, can be attributed to an increase in the level of uninsured patients at our acute care facilities and to a continued decline in the operating performance of our two acute care hospitals located in the McAllen/Edinburg market, as discussed below. We have experienced an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. The level of uninsured patients at our acute care facilities resulted in a significant increase in our provision for doubtful accounts which, on a same facility basis, increased to 11.2% of net revenues during 2005 as compared to 9.8% during 2004.

During 2005, combined admissions and patient days at our two acute care hospitals located in the McAllen/Edinburg, Texas market decreased 7.5% and 13.5%, respectively, as compared to 2004. Combined income before income taxes at these two facilities decreased $17 million during 2005, as compared to 2004. During 2004, combined admissions and patient days at these two acute care hospitals decreased 6.5% and 5.2%, respectively, as compared to 2003. Combined income before income taxes at these two facilities decreased $24 million during 2004, as compared to 2003. These declines were due primarily to continued intense hospital and physician competition. A physician-owned hospital in the market added new inpatient capacity in late 2004 which has further eroded a portion of our higher margin business, including cardiac procedures. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

As competition in the market has increased, wage rates and physician recruiting costs have risen increasing the continued pressure on operating margins and profitability. In response to these competitive pressures, we have recruited a number of new physicians to the market, are working with many of our managed care plans for greater exclusivity and have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which is scheduled to be completed and opened in the first quarter of 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which is scheduled to be completed and opened during the second quarter of 2006. We cannot guarantee, however, that such investments will be successful in minimizing the impact of competition in this market.

During the past three years, the operating factors mentioned above have resulted in a certain degree of volatility in our income from continuing operations. Although we have undertaken actions in regards to physician recruitment and other measures as mentioned above in the McAllen/Edinburg market, the ultimate impact and timing of potential improvements in the operating results of the facilities in the market are beyond our ability to predict. A continuation of the unfavorable operating results experienced in this market and/or a continuation of the increased level of uninsured patients to our facilities and the resulting adverse trends in bad debt expense and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care facilities (including newly acquired and built facilities) and is used in the discussion below for the years ended December 31, 2005 and 2004 (amounts in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,074,129	100.0%	$2,897,719	100.0%
Operating charges:
Salaries, wages and benefits	1,153,426	37.6%	1,089,041	37.6%
Other operating expenses	719,696	23.4%	683,373	23.6%
Supplies expense	431,212	14.0%	412,751	14.2%
Provision for doubtful accounts	344,776	11.2%	285,778	9.9%
Depreciation and amortization	130,082	4.2%	119,999	4.1%
Lease and rental expense	45,885	1.5%	47,856	1.7%
Hurricane related expenses	165,028	5.4%	—	—
Hurricane related insurance recoveries	(81,709)	(2.7%)	—	—

	2,908,396	94.6%	2,638,798	91.1%

Income before interest expense, minority interests and income taxes	165,733	5.4%	258,921	8.9%
Interest expense, net	1,008	0.0%	309	0.0%
Minority interests in earnings of consolidated entities	22,819	0.8%	13,457	0.4%

Income before income taxes	$141,906	4.6%	$245,155	8.5%

During 2005, as compared to 2004, net revenues at our acute care hospitals increased 6% or $176 million. The increase in net revenues was attributable to:

•	a $204 million increase at same facility revenues, as discussed above;

•	$42 million of revenues generated at acute care facilities/businesses acquired or opened during 2004 (excludes revenues generated at these facilities one year after opening or acquisition), and;

•	combined decreases in revenue of $72 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the period of September 1, 2004 through December 31, 2004).

Income before income taxes decreased $103 million or 42% to $142 million or 4.6% of net revenues during 2005 as compared to $245 million or 8.5% of net revenues during 2004. The decrease in income before income taxes at our acute care facilities (including newly acquired and built facilities) resulted from:

•	a $31 million decrease at our acute care facilities owned for more than a year, as discussed above;

•	a $156 million decrease ($165 million pre-minority interest) resulting from charges recorded in connection with the damage sustained from Hurricane Katrina;

•	a $77 million increase ($82 million pre-minority interest) resulting from the recording of Hurricane Katrina related insurance recoveries, as discussed below, and;

•	$7 million of other combined increases including the income/loss before income taxes, or changes to the income/loss before income taxes, at acute care facilities/businesses acquired or opened during 2004 and 2005 (excludes income/loss generated one year after opening or acquisition) and the cessation of the income/loss at our acute care facilities that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005.

Year Ended December 31, 2004 as compared to the Year Ended December 31, 2003:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2004 and 2003 (dollar amounts in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,576,360	100.0%	$2,499,549	100.0%
Operating charges:
Salaries, wages and benefits	941,721	36.5%	895,803	35.9%
Other operating expenses	601,800	23.3%	571,564	22.9%
Supplies expense	375,262	14.6%	347,760	13.9%
Provision for doubtful accounts	241,317	9.4%	238,075	9.5%
Depreciation and amortization	107,347	4.2%	100,047	4.0%
Lease and rental expense	41,376	1.6%	41,233	1.6%

	2,308,823	89.6%	2,194,482	87.8%

Income before interest expense, minority interests and income taxes	267,537	10.4%	305,067	12.2%
Interest expense, net	233	0.0%	248	0.0%
Minority interests in earnings of consolidated entities	15,939	0.6%	16,953	0.7%

Income before income taxes	$251,365	9.8%	$287,866	11.5%

On a same facility basis during 2004, as compared to 2003, net revenues at our acute care hospitals increased 3% or $77 million. Income before income taxes decreased $37 million or 13% to $251 million or 9.8% of net revenues during 2004 as compared to $288 million or 11.5% of net revenues during 2003. The factors contributing to the decrease in income before income taxes at these facilities are discussed below.

Inpatient admissions to these facilities decreased 0.9% during 2004, as compared to 2003, while patient days decreased 1.6%. The average length of patient stay at these facilities was 4.5 days in both 2004 and 2003. The occupancy rate, based on the average available beds at these facilities, was 66% during 2004, as compared to 69% during 2003. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 2.8% during 2004, as compared to 2003, and net revenue per adjusted patient day increased 3.4% during 2004, as compared to 2003.

The following table summarizes the results of operations for all our acute care facilities (including newly acquired and built facilities) and is used in the discussion below for the years ended December 31, 2004 and 2003 (amounts in thousands):

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

During 2004, as compared to 2003, net revenues at our acute care hospitals (including newly acquired and built facilities), increased 16% or $398 million. The increase in net revenues was attributable to:

•	a $77 million increase at same facility revenues, as discussed above;

•	$319 million of revenues generated at facilities acquired or opened during 2003 and 2004 (excludes revenues generated at these facilities one year after opening or acquisition).

Income before income taxes decreased $50 million or 17% to $245 million or 8.5% of net revenues during 2004 as compared to $295 million or 11.8% of net revenues during 2003. The $50 million decrease in income before income taxes at our acute care facilities (including newly acquired and built facilities), resulted primarily from:

•	a $37 million decrease at our acute care facilities owned for more than a year, including a $24 million decrease experienced at our acute care facilities located in the McAllen/Edinburg, Texas market, as discussed above, and;

•	$13 million of other combined decreases consisting primarily of losses experienced at our newly constructed Lakewood Ranch Hospital in Florida.

In addition to the declining operating performance at our acute care hospitals located in the McAllen/Edinburg market, also unfavorably impacting the income before income taxes at our acute care hospitals during 2004, as compared to 2003 (on a same facility and all facility basis), were the following factors: (i) decreasing inpatient admissions attributable in part to a slower economy which induced lower health care consumption trends in many of our markets; (ii) unfavorable economic conditions in certain markets such as Amarillo, Texas and Auburn, Washington; (iii) a continuation of an increase in uninsured and self-pay patients which unfavorably impacted the collectibility of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided; (iv) an increase in salaries, wages and benefits expense as a percentage of net revenues partially due to decreasing inpatient admission trends and severance payments related to reductions in staffing levels, and; (v) an increase in supplies expense partially due to the higher costs for orthopedic implants and high cost cardiology supplies.

Behavioral Health Care Services

Year Ended December 31, 2005 as compared to the Year Ended December 31, 2004:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2005 and 2004 (dollar amounts in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$756,025	100.0%	$698,772	100.0%

Operating charges:
Salaries, wages and benefits	360,950	47.7%	337,888	48.3%
Other operating expenses	147,051	19.5%	141,392	20.2%
Supplies expense	46,714	6.2%	42,940	6.1%
Provision for doubtful accounts	21,411	2.8%	20,664	3.0%
Depreciation and amortization	15,753	2.1%	15,849	2.3%
Lease and rental expense	9,410	1.2%	9,551	1.4%

	601,289	79.5%	568,284	81.3%

Income before interest expense, minority interests and income taxes	154,736	20.5%	130,488	18.7%

Interest expense, net	12	0.0%	12	0.0%
Minority interests in earnings of consolidated entities	706	0.1%	672	0.1%

Income before income taxes	$154,018	20.4%	$129,804	18.6%

On a same facility basis during 2005, as compared to 2004, net revenues at our behavioral health care facilities increased 8% or $57 million. Income before income taxes increased $24 million or 19% to $154 million or 20.4% of net revenues during 2005 as compared to $130 million or 18.6% of net revenues during 2004. Inpatient admissions to these facilities increased 5.9% during 2005, as compared to 2004, while patient days increased 4.5%. The average length of patient stay at these facilities was 12.9 days during 2005 and 13.0 days during 2004. The occupancy rate, based on the average available beds at these facilities, was 83.2% during 2005, as compared to 81.4% during 2004. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 3.2% during 2005, as compared to 2004, and net revenue per adjusted patient day increased 4.3% during 2005, as compared to 2004.

The following table summarizes the results of operations for all our behavioral health care facilities (including newly acquired facilities) and is used in the discussion below for the years ended December 31, 2005 and 2004 (amounts in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$817,440	100.0%	$698,772	100.0%

Operating charges:
Salaries, wages and benefits	399,996	49.0%	337,888	48.3%
Other operating expenses	158,655	19.4%	141,392	20.2%
Supplies expense	50,241	6.1%	42,940	6.1%
Provision for doubtful accounts	22,337	2.7%	20,664	3.0%
Depreciation and amortization	18,013	2.2%	15,849	2.3%
Lease and rental expense	11,171	1.4%	9,551	1.4%

	660,413	80.8%	568,284	81.3%

Income before interest expense, minority interests and income taxes	157,027	19.2%	130,488	18.7%

Interest expense, net	104	0.0%	12	0.0%
Minority interests in earnings of consolidated entities	72	0.0%	672	0.1%

Income before income taxes	$156,851	19.2%	$129,804	18.6%

During 2005, as compared to 2004, net revenues at our behavioral health care facilities (including newly acquired facilities), increased 17% or $119 million. The increase in net revenues was attributable to:

•	a $57 million increase in same facility revenues, as discussed above, and;

•	$62 million of revenues generated at facilities acquired during 2005.

Income before income taxes increased $27 million or 21% to $157 million or 19.2% of net revenues during 2005, as compared to $130 million or 18.6% of net revenues during 2004. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $24 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$3 million of other combined increases consisting primarily from facilities acquired during 2005 or 2004.

Year Ended December 31, 2004 as compared to the Year Ended December 31, 2003:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2004 and 2003 (dollar amounts in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$656,336	100.0%	$612,404	100.0%
Operating charges:
Salaries, wages and benefits	313,827	47.8%	288,555	47.1%
Other operating expenses	133,623	20.3%	129,400	21.1%
Supplies expense	40,391	6.2%	37,011	6.0%
Provision for doubtful accounts	20,573	3.1%	13,748	2.3%
Depreciation and amortization	14,919	2.3%	13,665	2.3%
Lease and rental expense	8,496	1.3%	8,755	1.4%

	531,829	81.0%	491,134	80.2%

Income before interest expense, minority interests and income taxes	124,507	19.0%	121,270	19.8%
Interest expense, net	12	0.0%	82	0.0%
Minority interests in earnings of consolidated entities	672	0.1%	668	0.1%

Income before income taxes	$123,823	18.9%	$120,520	19.7%

On a same facility basis during 2004, as compared to 2003, net revenues at our behavioral health care facilities increased 7% or $44 million. Income before income taxes increased $3 million or 3% to $124 million or 18.9% of net revenues during 2004 as compared to $121 million or 19.7% of net revenues during 2003. Favorably impacting the income before income taxes at our behavioral health hospitals during 2003 was the reversal of $4 million of previously established bad debt reserves which were reversed as a result of a certain payor’s emergence from Chapter 11 bankruptcy protection. Inpatient admissions to these facilities increased 5.9% during 2004, as compared to 2003, while patient days increased 6.4%. The average length of patient stay at these facilities was 12.3 days during 2004 and 12.2 days during 2003. The occupancy rate, based on the average available beds at these facilities, was 80.4% during 2004, as compared to 77.7% during 2003. On a same facility basis, net revenue per adjusted admission at these facilities increased 2.4% during 2004, as compared to 2003, and net revenue per adjusted patient day increased 1.5% during 2004, as compared to 2003.

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

During 2004, as compared to 2003, net revenues at our behavioral health care facilities (including newly acquired facilities), increased 14% or $86 million. The increase in net revenues was attributable to:

•	a $44 million increase in same facility revenues, as discussed above, and;

•	$42 million of revenues generated at facilities acquired during 2004 or 2003.

Income before income taxes increased 8% or $9 million to $130 million or 18.6% of net revenues during 2004, as compared to $121 million or 19.7% of net revenues during 2003. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $3 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$6 million of other combined increases consisting primarily from facilities acquired during 2004 or 2003.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services and therapy programs ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or negotiated payment rates for such services. Charges and reimbursement rates for inpatient routine services vary depending on the type of services provided (e.g., medical/surgical, intensive care or behavioral health) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control. The percentage of patient service revenue attributable to outpatient services has generally increased in recent years, primarily as a result of advances in medical technology that allow more services to be provided on an outpatient basis, as well as increased pressure from Medicare, Medicaid and private insurers to reduce hospital stays and provide services, where possible, on a less expensive outpatient basis. We believe that our experience with respect to our increased outpatient levels mirrors the general trend occurring in the health care industry and we are unable to predict the rate of growth and resulting impact on our future revenues.

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectibility of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided.

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the past three years (excludes sources of revenues for all periods presented for divested facilities which reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated. The tables below exclude sources of revenue for all periods presented for divested facilities which are reflected as discontinued operations in our Consolidated Financial Statements.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	2005	2004	2003
Third Party Payors:
Medicare	28%	29%	30%
Medicaid	11%	11%	11%
Managed Care (HMO and PPOs)	41%	41%	40%
Other Sources	20%	19%	19%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities	Percentage of Net Patient Revenues
	2005	2004	2003
Third Party Payors:
Medicare	30%	32%	34%
Medicaid	8%	9%	9%
Managed Care (HMO and PPOs)	40%	39%	38%
Other Sources	22%	20%	19%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities	Percentage of Net Patient Revenues
	2005	2004	2003
Third Party Payors:
Medicare	19%	15%	16%
Medicaid	24%	23%	20%
Managed Care (HMO and PPOs)	46%	48%	51%
Other Sources	11%	14%	13%

Total	100%	100%	100%

Note 11 to our Consolidated Financial Statements included in this annual report contains our revenues, income and other operating information for each reporting segment of our business.

Medicare:    Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons and persons with end-stage renal disease. All of our acute care hospitals and many of our behavioral health centers are certified as providers of Medicare services by the appropriate governmental authorities. Amounts received under the Medicare program are generally significantly less than a hospital’s customary charges for services provided.

Under the Medicare program, for inpatient services, our general acute care hospitals receive reimbursement under a prospective payment system (“PPS”). Under inpatient PPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s diagnosis related group (“DRG”). Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. This DRG assignment also affects the predetermined capital rate paid with each DRG. The DRG and capital payment rates are adjusted annually by the predetermined geographic adjustment factor for the geographic region in which a particular hospital is located and are weighted based upon a statistically normal distribution of severity.

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2005, 2004 and 2003, the update factors were 3.3%, 3.4% and 2.95%, respectively. For 2006, the update factor is 3.7%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods.

For the majority of outpatient services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year. For 2005, 2004 and 2003, the payment rate update factors were 3.3%, 3.4% and 3.5%, respectively. For 2006, the update factor is 3.7%.

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare PPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number patients with these specific medical conditions, often referred to as the “75 Percent Rule”. Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. CMS has temporarily reduced the IRF qualifying threshold from 75% to 50% in 2005, 60% in 2006 and 65% in 2007 before returning to the 75% threshold in 2008.

Psychiatric hospitals have traditionally been excluded from the inpatient services PPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem PPS with adjustments to account for certain facility and patient characteristics. Psych PPS also contains provisions for Outlier Payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations, however, due to the three-year phase in period, we do not believe the favorable effect will have a material impact on our 2006 results of operations.

Medicaid:    Medicaid is a joint federal-state funded health care benefit program that is administered by the states to provide benefits to qualifying individuals who are unable to afford care. Most state Medicaid payments are made under a PPS-like system, or under programs that negotiate payment levels with individual hospitals. Amounts received under the Medicaid program are generally significantly less than a hospital’s customary charges for services provided. In addition to revenues received pursuant to the Medicare program, we receive a large portion of our revenues either directly from Medicaid programs or from managed care companies managing Medicaid. All of our acute care hospitals and most of our behavioral health centers are certified as providers of Medicaid services by the appropriate governmental authorities.

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Pennsylvania, Washington, DC and Illinois. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, the federal government and many states are currently working to effectuate significant reductions in the level of Medicaid funding, which could adversely affect future levels of Medicaid reimbursement received by our hospitals.

In February 2005, a Texas Medicaid State Plan Amendment went into effect that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In 2005 and 2004, we earned $20 million and $6 million, respectively, of revenue in connection with this program. For the remainder of the state fiscal year 2006 (covering the period of January 1, 2006 through August 31, 2006), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $9 million.

In September 2005, legislation in Texas went into effect that ensures that some form of Medicaid managed care will exist in every Texas county. In addition, the Texas STAR+PLUS program, which provides an integrated acute and long-term care Medicaid managed care delivery system to elderly and disabled Medicaid beneficiaries in the Harris County service area will be expanded to seven additional service areas. Such actions could have a material unfavorable impact on the reimbursement our Texas hospitals receive.

Also included in our financial results during 2005 was $6 million in non-recurring Medicaid payments from Texas for a SFY2005 state-wide upper payment limit (“UPL”) Medicaid payment program. This UPL program has not been renewed by Texas for SFY2006.

The State of Texas submitted to CMS, an amendment to its Medicaid State Plan seeking approval to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. If approved, our four acute care hospital facilities located in these counties may be eligible to receive supplemental Medicaid payments. There can be no assurance these additional reimbursements will be approved, however, if approved, we may be entitled to additional reimbursements ranging from $5 million to $21 million covering the period of

June 1, 2005 through August 31, 2006. If approved, the continuation of these reimbursements beyond August 31, 2006 and the level of such reimbursements are largely contingent on the nature of CMS’s disposition of the state plan amendment.

In 2004, the Texas Health and Human Services Commission (“Commission”) implemented rules that offset negative Medicaid shortfalls in the hospital-specific cap formula, and included third-party and upper payment limit payments in the shortfall calculation. These changes have resulted in reduced payments to our hospitals located in Texas that have significant Medicaid populations.

Managed Care:    A significant portion of our net patient revenues are generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare and Medicaid programs (referred to as Medicare Part C or Medicare Advantage). In general, we expect the percentage of our business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of our facilities vary among the markets in which we operate. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years we have secured price increases from many of our commercial payors including managed care companies.

Commercial Insurance:    Our hospitals also provide services to individuals covered by private health care insurance. Private insurance carriers typically make direct payments to hospitals or, in some cases, reimburse their policy holders, based upon the particular hospital’s established charges and the particular coverage provided in the insurance policy. Private insurance reimbursement varies among payors and states and is generally based on contracts negotiated between the hospital and the payor.

Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including predetermined payment or DRG-based payment systems, for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers’ reimbursement to hospitals and the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of our hospitals.

Other Sources:    Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are offered substantial discounts in an effort to settle their outstanding account balances. In addition, effective January 1, 2006, we implemented a formal uninsured discount policy for our acute care hospitals which will have the effect of lowering both our provision for doubtful accounts and net revenues but should not materially impact net income.

State Medicaid Disproportionate Share Hospital Payments:    Hospitals that have an unusually large number of low-income patients (i.e., those with a Medicaid utilization rate of at least one standard deviation above the mean Medicaid utilization, or having a low income patient utilization rate exceeding 25%) are eligible to receive a disproportionate share hospital (“DSH”) adjustment. Congress established a national limit on DSH adjustments. Although this legislation and the resulting state broad-based provider taxes have affected the payments we receive under the Medicaid program, to date the net impact has not been materially adverse.

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2006 fiscal years (covering the period of September 1, 2005 through August 31, 2006 for Texas and July 1, 2005 through June 30, 2006 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the 2006 fiscal years, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Included in our financial results was an aggregate of $38 million during 2005, $39 million during 2004 and $28 million during 2003 from these programs. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In February 2003, the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. To date, no actions to follow up on this report have had any material impact on our Texas hospitals.

Sources of Revenues and Health Care Reform:    Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, such as Hurricanes Katrina, Rita and Wilma, the continuing expansion of a Medicare drug benefit and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

In addition to statutory and regulatory changes to the Medicare and each of the state Medicaid programs, our operations and reimbursement may be affected by administrative rulings, new or novel interpretations and determinations of existing laws and regulations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments to our facilities. The final determination of amounts we receive under the Medicare and Medicaid programs often takes many years, because of audits by the program representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. We believe that we have made adequate provisions for such potential adjustments. Nevertheless, until final adjustments are made, certain issues remain unresolved and previously determined allowances could become either inadequate or more than ultimately required.

Finally, we expect continued third-party efforts to aggressively manage reimbursement levels and cost controls. Reductions in reimbursement amounts received from third-party payors could have a material adverse effect on our financial position and our results of operations

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $34 million during 2005, $32 million during 2004 and $27 million during 2003. Combined income before income taxes from these entities was $3 million during 2005, $2 million during 2004 and $3 million during 2003.

Interest expense was $33 million during 2005, $38 million during 2004 and $33 million during 2003. The $5 million decrease during 2005, as compared to 2004, was due primarily to lower borrowings outstanding under our revolving credit facility since during 2005, we repaid $150 million of debt under the facility (net of $8 million of additional borrowings) using the net cash provided by operating activities and the cash proceeds generated from the sale of assets and businesses consisting primarily of the sale of acute care hospitals, as discussed below in Discontinued Operations. The $5 million increase in interest expense during 2004, as compared to 2003, was due primarily to the increased average borrowings incurred to finance the “2004 Acquisitions of Businesses”, as discussed in the Liquidity section below.

The effective tax rate was 36.2% during 2005, 37.1% during 2004 and 37.2% during 2003. The decrease during 2005, as compared to 2004 and 2003, was due primarily to a reduction in the 2005 income tax provision resulting from certain tax benefits recognized in connection with the employee retention tax credit as provided in the “Gulf Opportunity Zone Act of 2005”.

Discontinued Operations

During 2005, 2004 and 2003, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold acute care hospitals and related businesses and surgery and radiation therapy centers, as listed below.

Sold during 2005:

During 2005, we received $384 million of combined cash proceeds for the sale of the following facilities (excludes $17 million of cash proceeds received for the sale of land in Las Vegas, Nevada that resulted in $6 million pre-tax gain that is included in income from continuing operations):

•	a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

•	a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

•	a home health business in Bradenton, Florida during the first quarter of 2005;

•	our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005, and;

•	the assets of a closed women’s hospital located in Edmond, Oklahoma during the fourth quarter of 2005.

Sold during 2004:

During 2004, we received $81 million of combined cash proceeds for the sale of the following facilities:

•	a 112-bed hospital located in San Luis Obispo, California during the second quarter of 2004;

•	a 65-bed hospital located in Arroyo Grande, California during the second quarter of 2004;

•	a 136-bed leased hospital in Shreveport, Louisiana during the second quarter of 2004;

•	a 106-bed hospital located in La Place, Louisiana during the second quarter of 2004;

•	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico during the third quarter of 2004, and;

•	ownership interests in five outpatient surgery centers located in Ponca City, Oklahoma (sold in second quarter of 2004), New Albany, Indiana (sold in third quarter of 2004), Hammond, Louisiana (sold in third quarter of 2004), Littleton, Colorado (sold in the first quarter of 2004) and St. George, Utah (sold in the fourth quarter of 2004) and a radiation therapy center located in Madison, Indiana (sold in first quarter of 2004).

Sold during 2003:

During 2003, we received $25 million of combined cash proceeds for the sale of the following facilities:

•	five radiation therapy centers;

•	two medical office buildings (which were sold to limited liability companies that are majority owned by Universal Health Realty Income Trust);

•	an out patient surgery center, and;

•	our investment in a healthcare related company.

The operating results of all the facilities mentioned above, as well as gains, net of losses, resulting from the divestitures are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003. The following table shows the results of operations, on a combined basis, for all facilities reflected as discontinued operations for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
Income from discontinued operations, net of income taxes:	2005	2004	2003
		(000s)
Net revenues	$165,967	$520,383	$490,392

Income from operations	$3,355	$8,680	$8,632
Gains on divestitures	190,558	5,382	14,623
Provision for asset impairment	—	—	(13,742)
Recovery of provision for judgment/closure costs	—	—	8,867

Income from discontinued operations, pre-tax	193,913	14,062	18,380
Income tax provision	(62,911)	(5,668)	(7,008)

Income from discontinued operations, net of income tax expense	$131,002	$8,394	$11,372

Also included in our results for the year ended December 31, 2003 were the following items: (i) the reversal of an accrued liability amounting to $8.9 million pre-tax ($5.6 million after-tax), including $1.9 million of accrued interest, resulting from a favorable Texas Supreme Court decision which reversed an unfavorable 2000 jury verdict and 2001 appellate court decision; (ii) a combined pre-tax net gain of $14.6 million ($8.7 million after-tax and after minority interest expense) realized on the disposition of an investment in a health-care related company and sales of radiation therapy centers, medical office buildings and an outpatient surgery center, and; (iii) a pre-tax $13.7 million provision for asset impairment ($8.7 million after-tax) resulting from the write-down of the carrying value of a 160-bed acute care pediatric hospital located in Puerto Rico to its estimated fair value.

Professional and General Liability Claims and Property Insurance

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

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that became our liability. However, we continue to be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by us. During the third quarter of 2005, we received an $8.6 million cash settlement from a commercial professional and general liability insurance carrier related to payment of PHICO related claims. This settlement was recorded as a reduction of expected recoveries.

As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $8.8 million as of December 31, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

During 2005, 2004 and 2003, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation. Due to a sharp increase in property losses experienced nationwide in recent years, we expect the cost of commercial property insurance to rise significantly. As a result, catastrophic coverage for flood, earthquake and windstorm may be limited to annual aggregate losses (as opposed to per occurrence losses) and coverage may be limited to lower sub-limits for named windstorms, earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

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

Liquidity

Year ended December 31, 2005 as compared to December 31, 2004:

Net cash provided by operating activities

Net cash provided by operating activities was $425 million during 2005 as compared to $393 million during 2004. The 8% or $32 million increase was primarily attributable to:

•	a favorable change of $43 million in accounts receivable primarily resulting from lower accounts receivable balances for our Louisiana hospitals that were damaged and closed as a result of Hurricane Katrina in late August, 2005 and from additional government supplemental reimbursements received during the third quarter of 2005;

•	a favorable change of $27 million in accrued and deferred income taxes resulting primarily from a postponement of our 2005 federal income tax payments, amounting to approximately $80 million (including federal income taxes due on the gain realized on the 2005 sale of fourteen acute care facilities in France). These income tax payments were originally scheduled to be made on September 15th and December 15th of 2005. The Internal Revenue Service has postponed payment deadlines for companies that owned Katrina-affected businesses in the most severely damaged parishes of Louisiana. Since our acute care facilities in Louisiana were severely damaged and closed as a result of Hurricane Katrina (and remain non-operational), we believe that we qualify for the income tax payment postponement until August of 2006;

•	a $19 million combined favorable change in accrued insurance expense and payments made in settlement of self-insured claims, net of commercial insurance reimbursements, due primarily to a $15 million reduction in payments due in part to a $9 million settlement received during 2005 from a commercial professional and general liability insurance carrier;

•	a $31 million unfavorable change resulting from payments made during 2005 for expenses and building remediation costs incurred in connection with damage sustained by our acute care facilities in Louisiana from Hurricane Katrina;

•	an unfavorable change of $27 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, Hurricane related expenses, Hurricane insurance recoveries, reversal of restricted stock grant amortization and provision for asset impairment), and;

•	$1 million of other net favorable changes.

Our annual days sales outstanding, or DSO, are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Our DSO were 46 days in 2005, 52 days in 2004 and 50 days in 2003.

Net cash used in investing activities

Net cash used in investing activities was $46 million during 2005 as compared to $320 million during 2004.

2005:

The $46 million of net cash used in investing activities during 2005 consisted of $241 million spent on capital expenditures, $281 million spent on the acquisition of businesses, $401 million of cash proceeds received from sales of assets and businesses and $75 million of Hurricane insurance recoveries received, as follows:

2005 Capital Expenditures:

During 2005, we spent $241 million to finance capital expenditures, including the following:

•	Construction costs related to the 108-bed replacement facility for our Fort Duncan facility in Eagle Pass, Texas which is scheduled to be completed and opened during the second quarter of 2006;

•	Construction costs related to the 120-bed children’s facility under construction in Edinburg, Texas which is scheduled to be completed and opened during the first quarter of 2006;

•	Construction costs related to the 134-bed replacement behavioral health facility under construction in McAllen, Texas which is scheduled to be completed and opened during the second quarter of 2006;

•	Construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which is scheduled to be completed and opened during the fourth quarter of 2006;

•	Construction costs related to additional capacity added to our Aiken Regional Medical Center in Aiken, South Carolina;

•	Construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2005 Acquisitions of Businesses:

During 2005, we spent $281 million on the acquisition of businesses, including the following:

•	We acquired the stock of KEYS Group Holdings, LLC, including Keystone Education and Youth Services, LLC. Through this acquisition, we added a total of 46 facilities in 10 states including 21 residential treatment facilities with 1,280 beds, 21 non-public therapeutic day schools and four detention facilities;

•	We acquired the assets of five therapeutic boarding schools located in Idaho and Vermont, four of which were closed at the date of acquisition. Three of these facilities reopened during the 4th quarter of 2005 and the fourth facility is expected to open during the 2nd quarter of 2006;

•	We acquired two behavioral health facilities, one in Orem, Utah and one in Casper, Wyoming;

•	We purchased a non-controlling 56% ownership interest in a surgical hospital located in Texas and a non-controlling 50% ownership interest in an outpatient surgery center in Florida, and;

•	We acquired the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid approximately $5 million in cash and assumed a $10 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

2005 Sales of Assets and Businesses:

During 2005, we received $401 million of cash proceeds in connection with sales of hospitals and other assets, including the following:

•	We sold a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

•	We sold a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

•	We sold a home health business in Bradenton, Florida during the first quarter of 2005;

•	We sold our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005;

•	We sold the assets of a closed women’s hospital located in Edmond, Oklahoma during the fourth quarter of 2005, and;

•	We sold land in Las Vegas, Nevada during the fourth quarter of 2005.

The operating results of these facilities, as well as the combined $191 million pre-tax gain ($129 million after-tax) resulting from the divestitures are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2005. The sale of land in Las Vegas, Nevada resulted in a $6 million pre-tax gain ($4 million after-tax) and is included in income from continuing operations for the year ended December 31, 2005.

2005 Hurricane Insurance Proceeds Received:

Included in our financial results during 2005 were Hurricane related insurance recoveries of $82 million reflecting the estimated minimum level of commercial insurance proceeds due to us. As of December 31, 2005, we received $75 million of these insurance proceeds and we received an additional $2 million in early 2006. At the time of the Hurricane, we maintained commercial insurance policies with a combined potential coverage of $279 million for property damage and business interruption insurance. The insurance companies did not designate the nature of the losses being reimbursed to us with these initial insurance recoveries, however, we plan to apply the insurance proceeds received to our property losses until they are exhausted and will then apply the remaining proceeds, if any, to our business interruption, inventory and other losses. Due to the nature and extent of the overall damage to the area, neither we nor our commercial insurance adjusters have been able to complete a full assessment of the impacted facilities to determine the exact nature and extent of the losses. Although our insurance claims for Hurricane-related losses will exceed the recoveries we have recorded as of December 31, 2005, which we believe entitles us to Hurricane-related insurance proceeds in excess of those recorded as of December 31, 2005, the timing and amount of such proceeds can not be determined at this time since it will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

2004:

The $320 million of net cash used in investing activities during 2004 consisted of $231 million spent on capital expenditures, $163 million spent on the acquisition of businesses, $7 million on the purchase of assets previously leased and $81 million of cash proceeds received from sales of assets and businesses, as follows:

2004 Capital Expenditures:

During 2004, we spent $231 million to finance capital expenditures, including the following:

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida which opened during the third quarter of 2004;

•	Purchase of land for potential future construction of a new acute care facility located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2004 Acquisitions of Businesses and Purchase of Assets Previously Leased:

During 2004, we spent $170 million on the acquisition of businesses and real estate assets ($163 spent on the acquisition of businesses and $7 million spent on the purchase of assets previously leased), including the following:

•	a 90% controlling ownership interest in a 54-bed acute care hospital located in New Orleans, Louisiana, (operations subsequently merged with the operations of a 306-bed acute care hospital located in East New Orleans, Louisiana and both facilities were damaged and closed during the third quarter of 2005 as a result of Hurricane Katrina);

•	a 50-bed acute care facility, a 20-bed acute care facility and a the remaining 65% ownership interest (35% previously acquired) in the real estate assets of a 198-bed acute care facility located in France, all of which were acquired by an operating company in which we owned an 80% controlling ownership interest (all of which were divested during the second quarter of 2005);

•	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

•	a 112-bed behavioral health facility in Savannah, Georgia;

•	a 77-bed behavioral facility in Benton, Arkansas;

•	the operations of an 82-bed behavioral health facility in Las Vegas, Nevada;

•	a 72-bed behavioral health facility in Bowling Green, Kentucky;

•	an outpatient surgery center in Edinburg, Texas and an outpatient surgery center located in New Orleans, Louisiana, and;

•	the purchase of the real estate assets of the Virtue Street Pavilion located in Chalmette, Louisiana which were previously leased by us from Universal Health Realty Income Trust (this facility was severely damaged and closed during the third quarter of 2005 as a result of Hurricane Katrina).

In addition, in late December, 2003, we funded $230 million (which was included in other assets on our Consolidated Balance Sheet as of December 31, 2003) for the combined purchase price of the following acute care facilities which we acquired effective January 1, 2004:

•	a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana (this facility was severely damaged and closed during the third quarter of 2005 as a result of Hurricane Katrina);

•	a 228-bed facility located in Corona, California;

•	a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and;

•	a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004).

2004 Sales of Assets and Businesses:

During 2004, in conjunction with our strategic plan to sell two acute care hospitals in California acquired during 2004 as well as certain other under-performing assets, we sold the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

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

The operating results of these facilities, as well as the combined $5 million pre-tax gain ($3 million after-tax) resulting from the divestitures are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2004.

Net cash used in financing activities

Net cash used in financing activities was $405 million during 2005 as compared to $75 million during 2004.

2005:

The $405 million of net cash used in financing activities during 2005 consisted of the following:

•	spent $150 million on net debt repayments ($158 million of debt repayments less $8 million of additional borrowings) consisting primarily of repayments under our $500 million unsecured non-amortizing revolving credit facility;

•	spent $249 million to purchase 4.46 million shares of our Class B Common Stock on the open market;

•	spent $18 million to pay an $.08 per share quarterly cash dividend, and;

•	received $12 million of other net cash from financing activities due primarily to the issuance of common stock in connection with various employee stock incentive plans.

2004:

The $75 million of net cash used in financing activities during 2004 consisted of the following:

•	spent $108 million on debt repayments, $100 million of which were used to repay borrowings under the terms of our commercial paper credit facility which expired on its scheduled maturity date in October, 2004;

•	received $72 million from additional borrowings, $58 million of which were borrowed under our revolving credit facility;

•	spent $24 million to purchase 559,481 shares of our Class B Common Stock on the open market;

•	spent $19 million to pay an $.08 per share quarterly cash dividend, and;

•	received $4 million of other net cash provided by financing activities.

Year ended December 31, 2004 as compared to December 31, 2003:

Net cash provided by operating activities

Net cash provided by operating activities was $393 million during 2004 as compared to $377 million during 2003. The 4% or $16 million increase was primarily attributable to:

•	a favorable change of $37 million in other working capital accounts due primarily to timing of accrued payroll, other accrued expenses and accounts payable disbursements;

•	an unfavorable change of $11 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, Hurricane related expenses, reversal of restricted stock grant amortization, provision for asset impairment and recovery of provision for judgment);

•	an unfavorable change of $19 million in accounts receivable, partially due to an $8 million increase in accounts receivable at an acute care facility acquired during 2004, due in part to billing delays for Medicaid claims, and a $6 million increase in accounts receivable due to the revenues recorded during 2004 in connection with the Texas Medicaid supplemental payment methodology, and;

•	$9 million of other net favorable changes.

Net cash used in investing activities

Net cash used in investing activities was $320 million during 2004 as compared to $480 million during 2003. As mentioned above, during 2004 we spent $231 million on capital expenditures, we spent $163 million on the acquisition of businesses, we spent $7 million on the purchase of assets previously leased and received $81 million of cash proceeds from sales of assets and businesses.

2003:

The $480 million of net cash used in investing activities during 2003 consisted of $224 million spent on capital expenditures, $281 million spent on the acquisition of businesses and $25 million of cash proceeds received from sales of assets and businesses, as follows:

2003 Capital Expenditures

During 2003, we spent $224 million to finance capital expenditures, including the following:

•	Completion of the newly constructed Spring Valley Hospital;

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida.;

•	Completion of a 90-bed addition to our Northwest Texas Hospital;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2003 Acquisition of Businesses

During 2003, we spent $281 million on the acquisition of newly acquired facilities, including the following:

•	The North Star Hospital and related treatment centers;

•	Three acute care facilities located in France (all of which were divested during 2005);

•	Three acute care facilities in California, Corona Regional Medical Center, French Medical Center (divested later in 2004) and Arroyo Grande Community Hospital (divested later in 2004), all of which were ownership effective as of January 1, 2004;

•	The acquisition of a 90% controlling ownership interest in Methodist Hospital in Louisiana, which was ownership effective January 1, 2004 (this facility was severely damaged and closed during the third quarter of 2005 as a result of Hurricane Katrina), and;

•	The acquisition of a behavioral health facility located in Alaska and an outpatient surgery center located in Oklahoma.

2003 Sales of Assets and Businesses:

During 2003, we received total cash proceeds of $25 million for the sale of various businesses, as follows:

•	five radiation therapy centers;

•	two medical office buildings (which were sold to limited liability companies that are majority owned by Universal Health Realty Income Trust);

•	an outpatient surgery center, and;

•	the disposition of our investment in a healthcare related company.

These transactions resulted in a combined pre-tax gain of $15 million ($9 million after minority interest expense and income taxes) which is included in “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2003.

Net cash provided by/used in financing activities

During 2004, net cash used in financing activities amounted to $75 million, as mentioned above. During 2003, we received $121 million of net cash provided by financing activities, as follows:

•	received $175 million from additional borrowings, borrowed primarily under our revolving credit facility, to finance the acquisitions mentioned above;

•	spent $54 million to repurchase 1.4 million shares of our Class B Common Stock on the open market;

•	spent $5 million to pay an $.08 per share quarterly cash dividend (the quarterly dividend commenced during the fourth quarter of 2003), and;

•	received $5 million from other net cash provided by financing activities.

2006 Expected Capital Expenditures:

During 2006, we expect to spend approximately $300 million on capital expenditures, including expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at December 31, 2005. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services Inc. At December 31, 2005, the applicable margin over the LIBOR rate was 0.50% and the commitment fee was .125%. There are no compensating balance requirements. As of December 31, 2005, we had $100 million of borrowings outstanding under our revolving credit agreement and we had $337 million of available borrowing capacity, net of $56 million of outstanding letters of credit and $7 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution.

During 2001, we issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The Notes can be redeemed in whole at any time and in part from time to time.

We issued discounted Convertible Debentures in 2000 which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, ..426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 11.2048 shares of our common stock per $1,000 of Debentures, however, we have the right to redeem the Debenture any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption.

Our total debt as a percentage of total capitalization was 35% at December 31, 2005 and 42% at December 31, 2004. Covenants relating to long-term debt require maintenance of a minimum net worth,

specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2005.

The average amounts outstanding during 2005, 2004 and 2003 under the revolving credit and demand notes and commercial paper program were $84 million, $272 million and $117 million, respectively, with corresponding effective interest rates of 4.8% during 2005, 2.6% during 2004 and 3.3% during 2003 including commitment and facility fees. The maximum amounts outstanding at any month-end were $252 million in 2005, $370 million in 2004 and $305 million in 2003.

The effective interest rate on our revolving credit, demand notes and commercial paper program (which expired during 2004), including the respective interest expense and income incurred on designated interest rate swaps which are now expired, was 4.7%, 4.1% and 6.6% during 2005, 2004 and 2003, respectively. Additional interest expense recorded as a result of our U.S. dollar denominated hedging activity was $0 million in 2005, $4.1 million in 2004 and $4.6 million in 2003. There are no longer any domestic interest rate swaps outstanding.

Covenants relating to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2005.

The fair value of our long-term debt at December 31, 2005 and 2004 was approximately $670 million and $932 million, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2005, we were party to certain off balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds, as of December 31, 2005, totaled $81 million consisting of: (i) $69 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

Obligations under operating leases for real property, real property master leases and equipment amount to $67.0 million as of December 31, 2005. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease five hospital facilities from the Trust with terms expiring in 2006 through 2009. These leases contain up to five 5-year renewal options.

In connection with our discussions with the Trust relating to the damage to Chalmette and its obligations under the Chalmette lease (discussed herein), we have been discussing with the Trust the renewal and terms of certain of our leases that are expiring in the near future. Any arrangement will be subject to the approval of our Board of Directors and the Independent Trustees of the Trust.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2005:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt—fixed(a)	$524,417	$4,267	$1,464	$92	$518,594	(b)
Long-term debt—variable	118,428	928	—	107,300	10,200
Accrued interest	2,618	2,618	—	—	—
Construction commitments(c)	54,000	24,000	30,000	—	—
Purchase obligations(d)	136,429	19,988	41,626	37,273	37,542
Operating leases	67,036	35,484	22,283	4,892	4,377

Total contractual cash obligations	$902,928	$87,285	$95,373	$149,557	$570,713

(a)	Includes capital lease obligations
(b)	Amount is presented net of discount on Convertible Debentures of $274,372.
(c)	Estimated cost to complete construction of a new 120-bed acute care facility located in Palmdale, California which, pursuant to an agreement with a third-party, we are required to build.
(d)	Consists of $120.8 million minimum obligation pursuant to a contract that expires in 2012, that provides for certain data processing services at our acute care and behavioral health facilities, and a $15.6 million commitment payable over a five-year period for a clinical application license fee.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by entering into interest rate swap transactions. Our interest rate swap agreements have been contracts that require us to pay fixed and receive floating interest rates or to pay floating and receive fixed interest rates over the life of the agreements.

As of December 31, 2005 we had no U.S. dollar denominated interest rate swaps. During the fourth quarter of 2004, we terminated three interest rate swaps. We terminated one fixed rate swap with a notional principal amount of $125 million, which was scheduled to expire in August 2005. Under the terms of the swap, we paid a fixed rate of 6.76% and received a floating rate equal to three month LIBOR. We also terminated two floating rate interest rate swaps having a notional principal amount of $60 million in which we received a fixed rate of 6.75% and paid a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they were both scheduled to expire on November 15, 2011. For the years ended December 31, 2004 and 2003, we received weighted average rates of 3.2%, and 3.1%, respectively, and paid a weighted average rate on its domestic interest rate swap agreements of 5.5% in 2004 and 5.5% in 2003. The interest rate swap agreements did not constitute positions independent of the underlying exposures. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

The table below presents information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including long-term debt as of December 31, 2005. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of long-term debt was determined based on market prices quoted at December 31, 2005, for the same or similar debt issues.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2006	2007	2008	2009	2010	Thereafter		Total
Long-term debt:
Fixed rate—Fair value	$4,267	$569	$895	$53	$40	$545,920	(a)	$551,744
Fixed rate—Carrying value	$4,267	$569	$895	$53	$40	$518,596		$524,420
Average interest rates
Variable rate long-term debt	$925	$—	$—	$—	$107,300	$10,200		$118,425

(a)	The fair value of our 5% Convertible Debentures (“Debentures”) at December 31, 2005 is $330 million. We have the right to redeem the Debentures for cash at any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. On June 23, 2006 the amount necessary to redeem all Debentures would be $319 million. The holders of the Debentures may require us to purchase their Debentures on June 23, 2006, 2010 and 2015 at a price per Debenture of $543.41, $643.48 and $799.84, respectively. We may choose to pay the purchase price in cash or shares of Class B Common Stock or a combination of cash and shares of Class B Common Stock. The holders of the Debentures may convert the Debentures to our Class B stock at any time. If all Debentures were converted, the result would be the issuance of 6.6 million shares of our Class B Common Stock.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures.

As of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2005, based on criteria in Internal Control—Integrated Framework, issued by the COSO. Facilities acquired during 2005, as identified in Note 2 to the consolidated financial statements, have been excluded from management’s assessment. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Universal Health Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Universal Health Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal Health Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Health Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Facilities acquired during 2005, as identified in Note 2 to the accompanying consolidated financial statements, have been excluded from management’s assessment. Our audit of internal control over financial reporting of Universal Health Services, Inc. also excluded an evaluation of the internal control over financial reporting of those facilities acquired during 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2006

ITEM 9B    Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Directors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005. See also “Executive Officers of the Registrant” appearing in Item I hereof.

ITEM 11.    Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 12. Security	Ownership of Certain Beneficial Owners and Management

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 13.    Certain Relationships and Related Transactions

There is hereby incorporated by reference the information to appear under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 14. Principal	Accounting Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report:

(1)  Financial Statements:

See “Index to Financial Statements and Financial Statement Schedule.”

(2)  Financial Statement Schedules:

See “Index to Financial Statements and Financial Statement Schedule.”

(3)  Exhibits:

3.1  Registrant’s Restated Certificate of Incorporation, and Amendments thereto, previously filed as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, are incorporated herein by reference.

3.2  Bylaws of Registrant as amended, previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

3.3  Amendment to the Registrant’s Restated Certificate of Incorporation previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 3, 2001 is incorporated herein by reference.

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

10.1*  Amended and Restated Employment Agreement, dated as of November 14, 2001, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.2  Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.3  Agreement, dated December 30, 2005, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.7*  Universal Health Services, Inc. Executive Retirement Income Plan dated January 1, 1993, previously filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.8*  2002 Executive Incentive Plan, previously filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.9  Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.10  Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

10.11  Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.12*  Deferred Compensation Plan for Universal Health Services Board of Directors and Amendment thereto, previously filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.13  Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.14  Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.15*  Amended and Restated 1992 Stock Option Plan, previously filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.16  Credit Agreement dated as of March 4, 2005, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 8, 2005, is incorporated herein by reference.

10.17*  Employee’s Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, is incorporated herein by reference.

10.18*  Amendment No. 1 to the Universal Health Services, Inc. 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 on Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

10.19*  Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.20*  Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-119143), dated September 21, 2004 is incorporated herein by reference.

10.21*  Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005.

10.22*  Universal Health Services, Inc. 2005 Stock Incentive Plan, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 1, 2005, is incorporated herein by reference.

10.23*  Form of Stock Option Agreement, previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.24*  Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.25*  Restricted Stock Purchase Agreement by and between Universal Health Services, Inc. and Alan B. Miller, Chairman of the Board, President and Chief Executive Officer of the Company, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.26  Sale and Purchase Agreement of the Médi-Partenaires Group, dated April 21, 2005, among UHS International, Inc., Santé et Loisirs, CMS Staff, SF Staff, MP staff and Financiere Opale, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 28, 2005, is incorporated herein by reference.

10.27  Ownership Interest Purchase Agreement, dated as of October 3, 2005, among Harbinger Private Equity Fund I, L.L.C., Keystone Group Kids, Inc., Michael Lindley, Marty Weber, Ameris Healthcare Investments, LLC, Rainer Twiford, Al Smith, Mike White, Rodney Cawood, Buddy Turner, Jeff Cross, Gail Debiec, Brad Gardner, Brad Williams, Don Wert, Rob Minor, Mike McCulla, Jim Shaheen, Rob Gaeta, and Universal Health Services, Inc., previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 11, 2005, is incorporated herein by reference.

10.28*  Universal Health Services, Inc., Executive Incentive Plan, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 1, 2005, is incorporated herein by reference.

11.  Statement re computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21.  Subsidiaries of Registrant.

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

*	Management contract or compensatory plan or arrangement.

Exhibits, other than those incorporated by reference, have been included in copies of this Annual Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of those exhibits upon written request to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL HEALTH SERVICES, INC.

By:	/s/ ALAN B. MILLER
Alan B. Miller Chairman of the Board, President and Chief Executive Officer

March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	March 13, 2006

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	March 13, 2006

/S/ JOHN H. HERRELL John H. Herrell	Director	March 13, 2006

/S/ JOHN F. WILLIAMS, JR., M.D. John F. Williams, Jr., M.D.	Director	March 13, 2006

/S/ LEATRICE DUCAT Leatrice Ducat	Director	March 13, 2006

/S/ ROBERT A. MEISTER Robert A. Meister	Director	March 13, 2006

/S/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2006

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Universal Health Services, Inc.:

We have audited the consolidated financial statements of Universal Health Services, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Health Services, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 13, 2006

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net revenues	$3,935,480	$3,637,490	$3,153,174
Operating charges:
Salaries, wages and benefits	1,625,996	1,490,241	1,257,503
Other operating expenses	921,118	862,870	735,664
Supplies expense	489,999	463,381	383,563
Provision for doubtful accounts	368,058	307,014	252,267
Depreciation and amortization	155,478	142,481	119,164
Lease and rental expense	60,790	60,907	52,675
Hurricane related expenses	165,028	—	—
Hurricane insurance recoveries	(81,709)	—	—

	3,704,758	3,326,894	2,800,836

Income before interest expense, minority interests and income taxes	230,722	310,596	352,338
Interest expense, net	32,933	38,131	32,876
Minority interests in earnings of consolidated entities	25,645	16,188	20,143

Income before income taxes	172,144	256,277	299,319
Provision for income taxes	62,301	95,179	111,422

Income from continuing operations	109,843	161,098	187,897
Income from discontinued operations, net of income tax expense of $62.9 million during 2005, $5.7 million during 2004, and $7.0 million during 2003	131,002	8,394	11,372

Net income	$240,845	$169,492	$199,269

Basic earnings per share:
From continuing operations	$1.98	$2.79	$3.26
From discontinued operations	2.35	0.15	0.19

Total basic earnings per share	$4.33	$2.94	$3.45

Diluted earnings per share:
From continuing operations	$1.91	$2.62	$3.02
From discontinued operations	2.09	0.13	0.18

Total diluted earnings per share	$4.00	$2.75	$3.20

Weighted average number of common shares—basic	55,658	57,653	57,688
Add: Shares for conversion of convertible debentures	6,577	6,577	6,577
Other share equivalents	412	635	824

Weighted average number of common shares and equivalents—diluted	62,647	64,865	65,089

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$7,963	$33,125
Accounts receivable, net	499,726	552,538
Supplies	52,835	60,729
Deferred income taxes	20,507	—
Other current assets	27,267	29,663
Assets of facilities held for sale	—	132,870

Total current assets	608,298	808,925

Property and Equipment
Land	197,758	204,733
Buildings and improvements	1,170,122	1,236,081
Equipment	709,125	706,111
Property under capital lease	34,656	51,075

	2,111,661	2,198,000
Accumulated depreciation	(873,695)	(819,218)

	1,237,966	1,378,782
Construction-in-progress	191,687	69,284

	1,429,653	1,448,066
Other assets:
Goodwill	686,211	619,064
Deferred charges	10,152	14,416
Other	124,395	132,372

	820,758	765,852

	$2,858,709	$3,022,843

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$5,191	$16,968
Accounts payable	177,600	190,181
Accrued liabilities
Compensation and related benefits	90,948	93,524
Interest	2,618	2,645
Taxes other than income	16,884	19,202
Other	133,236	113,564
Current federal and state income taxes	97,693	12,455
Deferred income taxes	—	10,001
Liabilities of facilities held for sale	—	11,116

Total current liabilities	524,170	469,656

Other noncurrent liabilities	289,195	243,617
Minority interests	159,879	186,543
Long-term debt	637,654	852,229
Deferred income taxes	42,713	50,212
Commitments and contingencies
Common stockholders’ equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares:
issued and outstanding 3,328,404 shares in 2005 and 3,328,404 shares in 2004	33	33
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares:
issued and outstanding 50,281,543 shares in 2005 and 54,058,695 shares in 2004	503	541
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares:
issued and outstanding 335,800 shares in 2005 and 335,800 shares in 2004	3	3
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares:
issued and outstanding 25,626 shares in 2004 and 27,401 shares in 2004	—	—
Capital in excess of par, net of deferred compensation of $1,659 in 2004	—	21,231
Cumulative dividends	(41,157)	(23,272)
Retained earnings, net of deferred compensation of $677 in 2005	1,256,437	1,220,186
Accumulated other comprehensive (loss) income	(10,721)	1,864

	1,205,098	1,220,586

	$2,858,709	$3,022,843

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2003	$33	$553	$3	$—	$84,135	$—	$851,425	($18,690)	$917,459
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	5	—	—	8,998	—	—	—	9,003
Repurchased	—	(14)	—	—	(54,304)	—	—	—	(54,318)
Amortization of deferred compensation	—	—	—	—	3,651	—	—	—	3,651
Dividends paid ($.08 per share)	—	—	—	—	—	(4,644)	—	—	(4,644)
Comprehensive income:
Net income	—	—	—	—	—	—	199,269	—	199,269
Foreign currency translation adjustments	—	—	—	—	—	—	—	15,660	15,660
Adjustment for settlement amounts reclassified into income (net of income tax effect of $2,901)	—	—	—	—	—	—	—	4,950	4,950
Unrealized derivative losses on cash flow hedges (net of income tax effect of $935)	—	—	—	—	—	—	—	(1,596)	(1,596)
Minimum pension liability (net of income tax effect of $872)	—	—	—	—	—	—	—	1,488	1,488

Subtotal—comprehensive income	—	—	—	—	—	—	199,269	20,502	219,771

Balance, January 1, 2004	33	544	3	—	42,480	(4,644)	1,050,694	1,812	1,090,922
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	3	—	—	11,730	—	—	—	11,733
Repurchased	—	(6)	—	—	(23,528)	—	—	—	(23,534)
Amortization of deferred compensation	—	—	—	—	1,153	—	—	—	1,153
Reversal of amortization of deferred compensation	—	—	—	—	(10,604)	—	—		(10,604)
Dividends paid ($.08 per share)	—	—	—	—	—	(18,628)	—	—	(18,628)
Comprehensive income:
Net income	—	—	—	—	—	—	169,492	—	169,492
Foreign currency translation adjustments (net of tax effect of $7,761)	—	—	—	—	—	—	—	(1,558)	(1,558)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $3,168)	—	—	—	—	—	—	—	5,529	5,529
Unrealized derivative losses on cash flow hedges (net of income tax effect of $504)	—	—	—	—	—	—	—	(879)	(879)
Minimum pension liability (net of income tax effect of $1,662)	—	—	—	—	—	—	—	(3,040)	(3,040)

Subtotal—comprehensive income	—	—	—	—	—	—	169,492	52	169,544

Balance, January 1, 2005	33	541	3	—	21,231	(23,272)	1,220,186	1,864	1,220,586
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	7	—	—	—	—	20,204	—	20,211
Repurchased	—	(45)	—	—	(21,231)	—	(227,779)	—	(249,055)
Amortization of deferred compensation	—	—	—	—	—	—	2,981	—	2,981
Dividends paid ($.08 per share)	—	—	—	—	—	(17,885)	—	—	(17,885)
Comprehensive income:
Net income	—	—	—	—	—	—	240,845	—	240,845
Foreign currency translation adjustments (net of tax effect of $3,248)	—	—	—	—	—	—	—	(5,668)	(5,668)
Reversal of cumulative translation adjustments included in net income (net of tax effect of $4,513)	—	—	—	—	—	—	—	(7,876)	(7,876)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $1,361)	—	—	—	—	—	—	—	1,822	1,822
Amortization of terminated hedge (net of income tax effect of $336)	—	—	—	—	—	—	—	585	585
Minimum pension liability (net of income tax effect of $830)	—	—	—	—	—	—	—	(1,448)	(1,448)

Subtotal—comprehensive income	—	—	—	—	—	—	240,845	(12,585)	228,260

Balance, December 31, 2005	$33	$503	$3	—	—	($41,157)	$1,256,437	($10,721)	$1,205,098

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$240,845	$169,492	$199,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	163,714	166,677	144,466
Accretion of discount on convertible debentures	12,644	12,088	11,408
Gains on sales of assets and businesses, net of losses	(196,393)	(5,382)	(14,623)
Hurricane related expenses	165,028	2,318	—
Hurricane insurance recoveries	(81,709)	—	—
Provision for asset impairment	3,105	—	13,742
Reversal of restricted stock grant amortization	—	(10,604)	—
Recovery of provision for judgment	—	—	(8,867)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	12,976	(29,552)	(10,530)
Accrued interest	1,504	(388)	(1,182)
Accrued and deferred income taxes	64,825	37,857	35,189
Other working capital accounts	19,893	16,452	(20,490)
Other assets and deferred charges	(5,037)	6,576	11,517
Payment of Hurricane related expenses	(30,733)	—	—
Other	637	(15,853)	(6,810)
Minority interest in earnings of consolidated entities, net of distributions	3,477	11,796	344
Accrued insurance expense, net of commercial premiums paid	82,774	78,256	66,744
Payments made in settlement of self-insurance claims	(32,124)	(46,853)	(43,402)

Net cash provided by operating activities	425,426	392,880	376,775

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(241,412)	(230,760)	(224,370)
Proceeds received from sales of assets and businesses	401,207	81,291	25,376
Acquisition of businesses and deposits on acquisitions	(280,828)	(162,930)	(281,268)
Hurricane insurance recoveries received	75,000	—	—
Purchase of assets previously leased	—	(7,320)	—

Net cash used in investing activities	(46,033)	(319,719)	(480,262)

Cash Flows from Financing Activities:
Additional borrowings	7,823	72,629	175,033
Reduction of long-term debt	(157,710)	(108,860)	(13,164)
Repurchase of common shares	(249,055)	(23,534)	(54,318)
Dividends paid	(17,885)	(18,628)	(4,644)
Issuance of common stock	13,487	3,072	3,152
Financing costs on new revolving credit facility	(1,215)	—	—
Net cash received for termination of interest rate swaps	—	422	—
Capital contributions from minority member	—	—	14,541

Net cash (used in) provided by financing activities	(404,555)	(74,899)	120,600

(Decrease) Increase in cash and cash equivalents	(25,162)	(1,738)	17,113
Cash and cash equivalents, beginning of period	33,125	34,863	17,750

Cash and cash equivalents, end of period	$7,963	$33,125	$34,863

Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,009	$31,180	$27,576

Income taxes paid, net of refunds	$60,426	$63,542	$81,919

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 1, 2006, we owned and/or operated 28 acute care hospitals and 101 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina during the third quarter of 2005. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 13 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 79%, 81% and 81% of our consolidated net revenues in 2005, 2004 and 2003, respectively. Net revenues from our behavioral health care facilities accounted for 21%, 19% and 19%, of consolidated net revenues in 2005, 2004 and 2003, respectively.

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

B)  Revenue Recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39%, 40% and 41% of our net patient revenues during 2005, 2004 and 2003, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41%, 41% and 40% of our net patient revenues during 2005, 2004 and 2003, respectively.

We report net patient service revenue at the estimated net realizable amounts from patients and third-party payors and others for services rendered. We have agreements with third-party payors that provide for payments to us at amounts different from our established rates. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges and per diem payments. Estimates of contractual allowances under managed care plans are based upon the payment terms specified in the related contractual agreements. We closely monitor our historical collection rates, as well as changes in applicable laws, rules and regulations and contract terms, to assure that provisions are made using the most accurate information available. However, due to the complexities involved in these estimations, actual payments from payors may be different from the amounts we estimate and record.

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not make any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our operating results in 2005, 2004 and 2003.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care, based on charges at established rates, amounting to $309 million, $295 million and $241 million during 2005, 2004 and 2003, respectively.

C)  Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is exhausted, the patient is sent at least two statements followed by a series of three collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort.

Uninsured receivables are outsourced to several early out collection agencies under contract with the hospital. The collection vendor must document at least three attempts to contact the patient and send three statements from the date of placement. If the patient fails to respond or expresses an unwillingness to pay, the account is returned to the hospital and subsequently written-off as bad debt and transferred to an outside agency for additional collection effort. Uninsured patients that express an inability to pay are reviewed for write-off as potential charity care.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2005 and December 31, 2004, accounts receivable are recorded net of allowance for doubtful accounts of $105 million and $71 million, respectively.

D)  Concentration of Revenues:    Our four majority owned acute care hospitals in the Las Vegas, Nevada market contributed on a combined basis 20% in 2005, 18% in 2004 and 18% in 2003 of our consolidated net revenues. Our two acute care facilities in the McAllen/Edinburg, Texas market contributed on a combined basis 8% in 2005, 10% in 2004 and 12% in 2003, of our consolidated net revenues.

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

We capitalize interest expense on major construction projects while in process. We capitalized $1.5 million and $3.6 million of interest related to major construction in projects in 2004 and 2003, respectively.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $138.7 million, $130.1 million and $108.3 million in 2005, 2004 and 2003, respectively.

G)  Long-Lived Assets:    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review our long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

H)  Goodwill:    In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment at the reporting unit level as, defined by SFAS No. 142, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2005, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2005 were as follows (in thousands):

	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
Balance, January 1, 2004	$308,880	$56,836	$76,788	$442,504
Goodwill acquired during the period	122,500	79,955	20,399	222,854
Goodwill divested during the period	(14,968)	—	(1,286)	(16,254)
Goodwill of facilities held for sale	(37,010)	—	—	(37,010)
Adjustments to goodwill (a)	—	—	6,970	6,970

Balance, January 1, 2005	379,402	136,791	102,871	619,064
Goodwill acquired during the period	5,129	156,233	—	161,362
Goodwill divested during the period	—	—	(87,477)	(87,477)
Adjustments to goodwill (a)	—	—	(6,738)	(6,738)

Balance, December 31, 2005	$384,531	$293,024	$8,656	$686,211

(a)	Consists of the foreign currency translation adjustment on goodwill recorded in connection with our 80% ownership interest in an operating company that owned acute care facilities in France which was divested during the second quarter of 2005.

I)  Other Assets:    Included in other assets are estimates of expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments amounting to $8.8 million and $31.6 million at December 31, 2005 and 2004, respectively. Actual recoveries may vary from these estimates due to the inherent uncertainties involved in making such estimates.

As of December 31, 2005 and 2004, other intangible assets, net of accumulated amortization, were not material.

J)  Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. We also maintain a self-insured workers’ compensation program. The ultimate costs related to these programs includes expenses for claims incurred and reported in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense.

K)  Income Taxes:    Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets, subject to the valuation allowances we have established.

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

M)  Minority Interest:    As of December 31, 2005 and 2004, the minority interest liability of $159.9 million and $186.5 million, respectively, consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C., and; (iii) a 10% outside ownership in two acute care facilities located in Louisiana.

In connection with the four acute care facilities located in Las Vegas, Nevada, the outside owners have certain “put rights” that may require the respective limited liabilities companies (“LLCs”) to purchase the minority member’s interests upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds.

We own a 90% controlling interest in the two acute care facilities located in Louisiana and the remaining 10% is owned by an outside minority member. These facilities were severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005. Since the Hurricane, all facilities remain closed and non-operational and we continue to assess the damage and the likely recovery period for the facilities and surrounding communities. In connection with these facilities, the minority member has certain “put rights” which can be exercised at any time within 180 days of the third (January, 2007), fifth (January, 2009), tenth (January, 2014) or fifteenth (January, 2019) anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These put rights, if exercised, would require the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s initial contribution in each facility, or; (ii) the minority member’s interest multiplied by the annualized net revenue of each facility for the 12 month period ending on the date of exercise of the put right. We also have certain “call rights” that would allow the LLC to purchase the minority member’s shares which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These call rights allow the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s initial contribution in each facility, plus a premium, or; (ii) the minority member’s percentage interest multiplied by the annualized net revenue of each facility plus a premium for the 12 month period ending on the date of exercise of the call right.

N)  Comprehensive Income:    Comprehensive income or loss is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss), is comprised of net income, changes in unrealized gains or losses on derivative financial instruments, foreign currency translation adjustments and the minimum pension liability.

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

P)  Stock-Based Compensation:    At December 31, 2005, we have a number of stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying common shares on the date of grant.

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

The SEC deferred the effective date for SFAS 123R for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we adopted SFAS No. 123R as of January 1, 2006. As a result of adopting SFAS No. 123R, we will recognize as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. We plan on using Black-Scholes as our option pricing model for applying SFAS 123R. The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We adopted SFAS No. 123R using the modified prospective method for transition purposes. Using the Black-Scholes option pricing model, we would expect to record expense related to stock options outstanding as of December 31, 2005 of approximately $5.7 million for the year ended December 31, 2006. The stock-based compensation expense determined under a fair value method, specifically related to stock options, was $6.2 million, $9.2 million and $10.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, ”Accounting for Stock-Based Compensation,” to all stock-based employee compensation. We currently recognize compensation cost related to restricted share awards over the respective vesting periods, using an accelerated method.

	Twelve Months Ended December 31,
	2005	2004(c)	2003
	(in thousands except per share data)
Income from continuing operations	$109,843	$161,098	$187,897
Add: total stock-based compensation expenses included in net income(a)(c)	2,113	(5,779)	2,412
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards(b)(c)	(5,970)	(41)	(8,916)

Pro forma net income from continuing operations	105,986	155,278	181,393
Income from discontinued operations, net of income taxes	131,002	8,394	11,372

Pro forma net income	$236,988	$163,672	$192,765

Basic earnings per share, as reported:
From continuing operations	$1.98	$2.79	$3.26
From discontinued operations	$2.35	$0.15	$0.19

Total basic earnings per share, as reported	$4.33	$2.94	$3.45

Basic earnings per share, pro forma:
From continuing operations	$1.91	$2.69	$3.15
From discontinued operations	$2.35	$0.15	$0.19

Total basic earnings per share, pro forma	$4.26	$2.84	$3.34

Diluted earnings per share, as reported:
From continuing operations	$1.91	$2.62	$3.02
From discontinued operations	$2.09	$0.13	$0.18

Total diluted earnings per share, as reported	$4.00	$2.75	$3.20

Diluted earnings per share, pro forma:
From continuing operations	$1.85	$2.53	$2.92
From discontinued operations	$2.09	$0.13	$0.18

Total diluted earnings per share, pro forma	$3.94	$2.66	$3.10

(a)	Net of income tax benefit/(provision) of $1.2 million, ($3.4) million and $1.4 million in 2005, 2004 and 2003, respectively.
(b)	Net of income tax provision of $3.5 million, $24,000 and $5.2 million in 2005, 2004 and 2003, respectively.
(c)	The 2004 “total stock-based compensation expense included in net income, net of tax (provision)/benefit”, and “total stock-based employee compensation expenses determined under fair value based methods for all awards, net of tax”, include a $6.7 million after-tax ($10.6 million pre-tax) reversal of compensation expense recorded in prior years in connection with a restricted stock grant that was cancelled.

Q)  Earnings per Share:    Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2005	2004	2003
Basic:
Income from continuing operations	$109,843	$161,098	$187,897
Less: Dividends on unvested restricted stock, net of taxes	(104)	(111)	(28)

Income from continuing operations—basic	$109,739	$160,987	$187,869
Income from discontinued operations	131,002	8,394	11,372

Net income—basic	$240,741	$169,381	$199,241

Weighted average number of common shares—basic	55,658	57,653	57,688

Basic earnings per share:
From continuing operations	$1.98	$2.79	$3.26
From discontinued operations	$2.35	$0.15	$0.19

Total basic earnings per share	$4.33	$2.94	$3.45

Diluted:
Income from continuing operations	$109,843	$161,098	$187,897
Less: Dividends on unvested restricted stock, net of taxes	(104)	(111)	(28)
Add: Debenture interest, net of taxes	9,628	9,240	8,799

Income from continuing operations—diluted	$119,367	$170,227	$196,668
Income from discontinued operations	131,002	8,394	11,372

Net income—diluted	$250,369	$178,621	$208,040

Weighted average number of common shares	55,658	57,653	57,688
Assumed conversion of discounted convertible debentures	6,577	6,577	6,577
Net effect of dilutive stock options and grants based on the treasury stock method	412	635	824

Weighted average number of common shares and equivalents—diluted	62,647	64,865	65,089
Diluted earnings per share:
From continuing operations	$1.91	$2.62	$3.02
From discontinued operations	$2.09	$0.13	$0.18

Total diluted earnings per share	$4.00	$2.75	$3.20

R)  Fair Value of Financial Instruments:    The fair values of our registered debt, interest rate swap agreements and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

S)  Use of Estimates:    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

T)  Reclassifications:    Certain prior period amounts have been reclassified to conform to the current period presentation.

U)  Recent Accounting Pronouncements:

Conditional Asset Retirement Obligations:    In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonably estimable. We adopted FIN 47 as of December 31, 2005. The adoption of this interpretation did not have a material effect on our consolidated results of operations or consolidated financial position.

Accounting Changes and Error Corrections:    In May, 2005 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion No. 20 “Accounting Changes” (“APB 20”) and Statement of Financial Accounting Standards No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 requires that voluntary changes in accounting principle be applied on a retrospective basis to prior period financial statements and eliminates the provisions in APB 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. The adoption of SFAS 154 did not have a material impact on our consolidated results of operations or consolidated financial position.

Physician Guarantees and Commitments:    On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. We do not expect the adoption of FIN 45-3 to have a material impact on our consolidated results of operations or consolidated financial position.

2)    ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2005:

During 2005, we spent approximately $281 million on the acquisition of businesses, including the following:

•	the stock of KEYS Group Holdings, LLC, including Keystone Education and Youth Services, LLC. Through this acquisition, we added a total of 46 facilities in 10 states including 21 residential treatment facilities with 1,280 beds, 21 non-public therapeutic day schools and four detention facilities;

•	the assets of five therapeutic boarding schools located in Idaho and Vermont, four of which were closed at the date of acquisition. Three of these facilities reopened during the 4th quarter of 2005 and the fourth facility is expected to open during the 2nd quarter of 2006;

•	a 58-bed behavioral health facility in Orem, Utah;

•	a 72-bed behavioral health facility in Casper, Wyoming;

•	a non-controlling 56% ownership interest in a surgical hospital located in Texas and a non-controlling 50% ownership interest in an outpatient surgery center in Florida, and;

•	the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid approximately $5 million in cash and assumed a $10 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$17,000
Property, plant & equipment	89,000
Goodwill	161,000
Other assets	21,000
Debt	(2,000)
Other liabilities	(5,000)

Cash paid in 2005 for acquisitions	$281,000

Assuming these acquisitions occurred on January 1, 2005, our 2005 proforma net revenues would have been approximately $4.052 billion and our proforma income from continuing operations would have been $114.4 million and proforma income from continuing operations per basic and diluted share would have been $2.06 and $1.98, respectively, and proforma net income would have been $245.4 million and proforma net income per basic and diluted share would have been $4.41 and $4.07, respectively. Assuming these acquisitions occurred on January 1, 2004, our 2004 proforma net revenues would have been approximately $3.77 billion and our proforma income from continuing operations would have been $166.9 million and proforma income from continuing operations per basic and diluted share would have been $2.89 and $2.71, respectively, and proforma net income would have been $175.3 million and proforma net income per basic and diluted share would have been $3.04 and $2.84, respectively.

During 2005, we received approximately $401 million of combined cash proceeds for the sale of the following facilities and land:

•	a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

•	a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

•	a home health business in Bradenton, Florida during the first quarter of 2005;

•	our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005;

•	the assets of a closed women’s hospital located in Edmond, Oklahoma during the fourth quarter of 2005, and;

•	land in Las Vegas, Nevada during the fourth quarter of 2005.

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures of the facilities are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2005. The sale of the facilities resulted in a combined pre-tax gain of approximately $191 million ($129 million after-tax) which is included in “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2005. The sale of land in Las Vegas, Nevada resulted in a $6 million pre-tax gain ($4 million after-tax) and is included in income from continuing operations for the year ended December 31, 2005.

Year ended December 31, 2004:

During 2004, we spent approximately $163 million on acquisitions to acquire the following:

•	a 90% controlling ownership interest in a 54-bed acute care hospital located in New Orleans, Louisiana, (operations subsequently merged with the operations of a 306-bed acute care hospital located in East New Orleans, Louisiana and both facilities were closed as a result of Hurricane Katrina);

•	a 50-bed acute care facility, a 20-bed acute care facility and the remaining 65% ownership interest (35% previously acquired) in the real estate assets of a 198-bed acute care facility located in France, all of which were acquired by an operating company in which we owned an 80% controlling ownership interest (these facilities were sold during the second quarter of 2005);

•	a 63-bed behavioral health hospital, partial services, a school, group homes and detox services located in Stonington, Connecticut;

•	a 112-bed behavioral health facility in Savannah, Georgia;

•	a 77-bed behavioral health facility in Benton, Arkansas;

•	the operations of an 82-bed behavioral health facility in Las Vegas, Nevada;

•	a 72-bed behavioral health facility in Bowling Green, Kentucky, and;

•	an outpatient surgery center in Edinburg, Texas and an outpatient surgery center located in New Orleans, Louisiana.

In addition, in late December, 2003, we funded $230 million (which was included in other assets on our consolidated balance sheet as of December 31, 2003) for the combined purchase price of the following acute care facilities which we acquired effective January 1, 2004:

•	a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana (now closed as a result of Hurricane Katrina);

•	a 228-bed facility located in Corona, California;

•	a 112-bed facility located in San Luis Obispo, California (this facility was sold during the second quarter of 2004), and;

•	a 65-bed facility located in Arroyo Grande, California (this facility was sold during the second quarter of 2004).

The aggregate net purchase price of the facilities was allocated based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$31,000
Property, plant & equipment	165,000
Goodwill	223,000
Other assets	5,000
Debt	(10,000)
Other liabilities	(21,000)

Cash purchase price for 2004 acquisitions	393,000
Less: Cash deposits made in 2003	(230,000)

Cash paid in 2004 for acquisitions	$163,000

Assuming these acquisitions occurred on January 1, 2004, proforma net revenues for the year ended December 31, 2004 would have been $3.66 billion and the proforma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial. Assuming these acquisitions occurred on January 1, 2003, our 2003 proforma net revenues would have been approximately $3.43 billion and our proforma income from continuing operations would have been $192.9 million and proforma income from continuing operations per basic and diluted share would have been $3.34 and $3.10, respectively, and proforma net income would have been $204.3 million and proforma net income per basic and diluted share would have been $3.54 and $3.27, respectively.

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

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2004. These transactions resulted in a combined pre-tax gain of approximately $5 million ($3 million after-tax) which is included in “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2004.

Year Ended December 31, 2003:

During 2003, we spent $281 million to acquire the assets and operations of: (i) a 108-bed behavioral health system in Anchorage and Palmer, Alaska; (ii) three acute care facilities located in France which were acquired by an operating company that was 80% owned by us; (iii) three acute care facilities located in California, all of which were ownership effective January 1, 2004 and two of which were sold during 2004, as discussed above; (iv) the acquisition, which was also ownership effective January 1, 2004, of a 90% controlling ownership interest in a 306-bed acute care facility located in East New Orleans, Louisiana (now closed as a result of Hurricane Katrina), and; (v) the acquisition of a behavioral health facility located in Alaska and an outpatient surgery center located in Oklahoma.

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

The pro forma effect of these acquisitions (excluding the acquisitions that were ownership effective January 1, 2004) on our net revenues, net income and basic and diluted earnings per share for the year ended December 31, 2003, and 2002 was immaterial.

During 2003, we received total cash proceeds of $25 million for the sale of five radiation therapy centers, two medical office buildings (which were sold to limited liability companies that are majority owned by Universal Health Realty Income Trust), an outpatient surgery center and the disposition of our investment in a healthcare related company. The operating results of these facilities, as well as gains, net of losses, resulting from the divestitures are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2003. These transactions resulted in a combined pre-tax gain of approximately $15 million ($9 million after minority interest expense and income taxes) which is included in “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2003.

The majority of the goodwill acquired during the last three years as presented above, is expected to be fully deductible for income tax purposes.

The following table shows the results of operations, on a combined basis, for all facilities reflected as discontinued operations for the years ended December 31, 2005, 2004 and 2003.

Income from discontinued operations, net of income taxes:

	Year Ended December 31,
	2005	2004	2003
		(000s)
Net revenues	$165,967	$520,383	$490,392
Income from operations	$3,355	$8,680	$8,632
Gains on divestitures	190,558	5,382	14,623
Provision for asset impairment	—	—	(13,742)
Recovery of provision for judgment/closure costs	—	—	8,867

Income from discontinued operations, pre-tax	193,913	14,062	18,380
Income tax provision	(62,911)	(5,668)	(7,008)

Income from discontinued operations, net of income tax expense	$131,002	$8,394	$11,372

3)    FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2005, we had no fair value hedges outstanding.

As of December 31, 2004, we had no fair value hedges outstanding. During November 2004 we terminated two fair value hedges. They were floating rate swaps with a notional principal amount of $60 million in which we received a fixed rate of 6.75% and paid a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps were ten years and were scheduled to expire on November 15, 2011. We received a termination payment of $4.3 million which we recorded as a decrease in other assets. The basis adjustment of $4.3 million on the hedged interest-bearing instrument is amortized as interest income over the expected remaining life of the interest bearing instrument using the effective-yield method. Amortization of interest income was not material to the results of operations in 2005.

Cash Flow Hedges:

During 2005 we had no domestic cash flow hedges outstanding.

As of December 31, 2004, we had no domestic cash flow hedges outstanding. During November 2004 we terminated one fixed rate swap, which was scheduled to expire in August of 2005, with a notional principal amount of $125 million in which we paid a fixed rate of 6.76% and received a floating rate equal to three month

LIBOR. We paid a termination amount of $3.8 million. As the previously hedged forecasted transactions are still probable of occurring, the net loss of $3.8 million remained in accumulated other comprehensive income as of the date of the termination, and is being reclassified into earnings in the same period during which the hedged transaction was forecasted to occur. The remaining amounts of $900,000 in accumulated other comprehensive income was reclassified into income.

As of December 31, 2004, one of our majority-owned subsidiaries, which was divested during the second quarter of 2005, had two interest rate swaps denominated in Euros. The total notional amount of these two interest rate swaps was 27.5 million Euros ($37.2 million based on the currency exchange rate at December 31, 2004) and the swaps were scheduled to mature on June 30, 2005. This same majority owned subsidiary also had two interest rate caps, one that was effective as of December 31, 2004 and another that was to become effective at a future date. The notional amount of the interest rate cap outstanding at December 31, 2004 was 17.5 million Euros ($23.7 million) and the cap was scheduled to mature on June 30, 2005. The other interest rate cap was a forward starting cap which was scheduled to take effect on June 30, 2005 upon the expiration of the outstanding interest rate swaps and caps. The notional amount of the cap was to begin at 45.0 million Euros ($60.9 million) and was scheduled to reduce to 38.0 million Euros ($51.4 million) on December 30, 2005. Upon the sale of our ownership interest in this subsidiary during the second quarter of 2005, the above mentioned hedges were terminated

During the year ended December 31, 2004, we recorded in accumulated other comprehensive income (“AOCI”), pre-tax losses of $4.5 million ($2.9 million after-tax) to recognize the change in fair value of all derivatives that are designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs. During the years ended December 31, 2004 and 2003, we also recorded charges to earnings of $525,000 ($334,000 after-tax) and $431,000 ($272,000 after-tax), respectively, to recognize the ineffective portion of its cash flow hedging instruments.

4)    LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2005	2004
	(000s)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $7,664 in 2005 and $14,614 in 2004) and term loans with varying maturities through 2009; weighted average interest at 6.0% in 2005 and 2004 (see Note 7 regarding capitalized leases)	$9,204	$18,560
Non-recourse term loan (denominated in Euros)	—	75,242
Revolving credit and demand notes	107,300	261,085
Revenue bonds:
Interest at floating rates of 3.15% and 1.98% at December 31, 2005 and 2004 respectively with varying maturities through 2015	10,200	10,200
5.00% Convertible Debentures due 2020, net of the unamortized discount of $274,372 in 2005 and $287,031 in 2004	312,594	299,961
6.75% Senior Notes due 2011, net of the unamortized discount of $61 in 2005 and $68 in 2004, and fair market value adjustment of $3,607 in 2005 and $4,217 in 2004.	203,547	204,149

	642,845	869,197
Less-Amounts due within one year	(5,191)	(16,968)

	$637,654	$852,229

We have a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services, Inc. At December 31, 2005, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of December 31, 2005, we had $100 million of borrowings outstanding under our revolving credit agreement and we had $337 million of available borrowing capacity, net of $56 million of outstanding letters of credit and $7 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution.

During 2001, we issued $200 million of Senior Notes which have a 6.75% coupon rate and which mature on November 15, 2011. (“Notes”). The interest on the Notes is paid semiannually in arrears on May 15 and November 15 of each year. The notes can be redeemed in whole at any time and in part from time to time.

We issued discounted Convertible Debentures in 2000, which are due in 2020 (“Debentures”). The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity is 5% per annum, .426% of which is cash interest. The interest on the bonds is paid semiannually in arrears on June 23 and December 23 of each year. The Debentures are convertible at the option of the holders into 11.2048 shares of the our common stock per $1,000 of Debentures. We have the right to redeem the Debentures for cash at any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. The holders of the Debentures may require us to purchase their Debentures on June 23, 2006, 2010 and 2015 at a price per Debenture of $543.41, $643.48 and $799.84, respectively. We may choose to pay the purchase price in cash or shares of Class B Common Stock or a combination of cash and shares of Class B Common Stock.

The average amounts outstanding during 2005, 2004 and 2003 under the revolving credit and demand notes and commercial paper program were $84.4 million, $272.1 million and $116.5 million respectively, with corresponding effective interest rates of 4.8%, 2.6% and 3.3% including commitment and facility fees. The maximum amounts outstanding at any month-end were $252 million in 2005, $370 million in 2004 and $305 million in 2003.

The effective interest rate on our revolving credit and demand notes including the respective interest expense and income incurred on designated interest rate swaps which are now expired, was 4.7%, 4.1% and 6.6%, during 2005, 2004 and 2003, respectively. Additional interest expense recorded as a result of our U.S. dollar denominated hedging activity was $4.1 million in 2004 and $4.6 million in 2003. There are no longer any domestic interest rate swaps outstanding.

Covenants related to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2005.

The fair value of our long-term debt at December 31, 2005 and 2004 was approximately $670 million and $932 million respectively.

Aggregate maturities follow:

(000s)
2006	$5,191
2007	569
2008	895
2009	53
2010	107,340
Later	803,169

Total	$917,217
Less: Discount on Convertible Debentures	(274,372)

Net Total	$642,845

5)    COMMON STOCK

During the fourth quarter of 2003, we announced the initiation of quarterly cash dividends, commencing with the fourth quarter of 2003. Cash dividends of $.32 per share ($17.9 million in the aggregate) were declared and paid during 2005, $.32 per share ($18.6 million in the aggregate) were declared and paid during 2004 and $.08 per share ($4.6 million in the aggregate) were declared and paid during 2003.

During 1999, 2004 and 2005, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 11,500,000 shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. The Board of Directors also gave management discretion to use the authorization to purchase its convertible debentures which are due in 2020. Pursuant to the stock and convertible debenture repurchase program, we may purchase shares or debentures on the open market or in negotiated private transactions. Pursuant to the terms of these programs, we purchased 4,459,276 shares at an average price of $55.85 ($249.1 million in the aggregate) during 2005, 559,481 shares at an average purchase price of $42.07 ($23.5 million in the aggregate) during 2004 and 1,360,321 shares at an average purchase price of $39.93 ($54.3 million in the aggregate) during 2003. Pursuant to the stock repurchase programs referenced above, we purchased a total of 7,896,680 shares at an average purchase price of $50.06 per share ($395.3 million in the aggregate). As of December 31, 2005, the maximum number of shares that may yet be purchased under the program is 3,603,320 shares. There is no expiration date on the remaining share repurchase authorization.

At December 31, 2005, 16,963,557 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock, for issuance upon conversion of our discounted Convertible Debentures and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

As discussed in Note 1, we account for stock-based compensation using the intrinsic value method in APB No. 25, Accounting for Stock Issued to Employees, as permitted under SFAS 123. SFAS 123R supersedes APB Opinion No. 25 and will be effective from the interim to the first annual period beginning after December 15, 2005. Accordingly, we adopted SFAS No. 123R on January 1, 2006. As a result of adopting SFAS No. 123R, we will recognize as compensation cost in our financial statements the unvested portion of existing options that were granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the thirteen option grants that occurred in 2005, 2004 and 2003:

Year Ended December 31,	2005	2004	2003
Volatility	30%-42%	46%-48%	50%-53%
Interest rate	4%	3%-4%	2%-3%
Expected life (years)	3.8	3.8	3.8
Forfeiture rate	6%	6%	5%
Dividend yield	.7%	.7%	—

During 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan, which expired on July 15, 2005. The remaining 1.2 million options available for grant pursuant to the Amended and Restated 1992 Stock Option Plan were cancelled on the expiration date. An aggregate of four million shares of Class B Common Stock has been reserved under the Stock Incentive Plan, and during 2005, 289,000 stock options, net of cancellations, were granted under this new plan.

Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under various plans.

Information with respect to these options is summarized as follows:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2003	3,594,084	$32.89	$51.40 - $11.85
Granted	461,900	$40.72	$50.70 - $38.50
Exercised	(685,749)	$25.11	$43.50 - $11.85
Cancelled	(188,250)	$36.86	$44.00 - $11.85
Balance, January 1, 2004	3,181,985	$35.47	$51.40 - $11.85
Granted	51,200	$45.72	$54.88 - $43.08
Exercised	(839,087)	$18.20	$43.63 - $11.85
Cancelled	(77,813)	$41.18	$50.70 - $22.28
Balance, January 1, 2005	2,316,285	$41.66	$54.88 - $22.28
Granted	1,013,900	$48.94	$52.12 - $47.80
Exercised	(1,721,797)	$41.78	$51.40 - $22.28
Cancelled	(102,063)	$44.50	$52.12 - $38.50
Balance, December 31, 2005	1,506,325	$46.39	$54.88 - $37.82

Outstanding options at December 31, 2005:

Number of Shares	Average Option Price	Range (High-Low)	Contractual Life
380,850	$39.38	$42.90-$22.28	1.7
998,325	$48.39	$49.50-$43.00	4.1
127,150	$51.70	$54.88-$50.00	3.7

1,506,325

All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant. The outstanding stock options at December 31, 2005 have an average remaining contractual life of 3.5 years. At December 31, 2005, options for 3,711,000 shares were available for grant under the 2005 Stock Incentive Plan. At December 31, 2005, options for 265,512 shares of Class B Common Stock with an aggregate purchase price of $11 million (average of $41.42 per share) were exercisable.

During the third quarter of 2002, we restructured certain elements of our long-term incentive compensation plans in response to changes in regulations relating to such plans. Prior to the third quarter of 2002, we loaned employees funds (“Loan Program”) to pay the income tax liabilities incurred upon the exercise of their stock options. Advances pursuant to the Loan Program were secured by full recourse promissory notes that were forgiven after three years, if the borrower remained employed by us. If the forgiveness criteria were not met, the employee was required to repay the loan at the time of separation. In connection with the Loan Program, it was our policy to charge compensation expense for the loan forgiveness over the employees’ estimated service period or approximately six years on average. As of December 31, 2005, there were no remaining loans outstanding in connection with the Loan Program.

During the third quarter of 2002, this Loan Program was terminated. As a replacement long-term incentive plan, the Compensation Committee of the Board of Directors approved the issuance of 197,653 shares (net of cancellations) of restricted stock at $51.15 per share ($10.1 million in the aggregate) to various officers and employees pursuant to the Company’s 2001 Employees’ Restricted Stock Purchase Plan (“Restricted Stock”). The number of shares and the current value of the Restricted Stock issued to each employee were based on the estimated benefits lost by that employee as a result of the termination of the Loan Program. The Restricted Stock is scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. The first vesting of 68,457 shares occurred during 2005 and the remaining 129,196 restricted stock will vest ratably in 2006 and 2007. The remaining expense associated with the Restricted Stock awards (estimated at $700,000, net of cancellations, as of December 31, 2005) will be recorded over the remaining vesting periods of the awards (through the third quarter of 2007), assuming the recipients remain employed by us.

Included in the Restricted Stock granted was 319,490 restricted shares issued to the Chief Executive Officer (“CEO”) which were also scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award if we achieved a 14% cumulative increase in our diluted earnings per share during the two-year period ended December 31, 2004, as compared to December 31, 2002. Since the earnings contingency threshold was not achieved, these shares of restricted stock were cancelled and the previously recorded compensation expense related to this restricted stock grant through December 31, 2003, amounting to $10.6 million ($6.7 million after-tax), was reversed during 2004.

During the first quarter of 2005, the Compensation Committee of the Board of Directors approved a grant of 319,340 restricted shares issued to the CEO pursuant to the 2001 Employees’ Restricted Stock Purchase Plan, which were scheduled to vest ratably on the first, second and third anniversary dates of the award if certain performance criteria were satisfied. Since the Company did not achieve the 2005 specified earnings per share from continuing operations threshold that was required for the vesting of 200,000 of the restricted shares issued, 200,000 of the restricted shares have been cancelled and no expense associated with this award has been recognized by us. The remaining 119,340 restricted shares will vest as scheduled, since the Company did achieve the 2005 specified return of capital threshold that was required for this grant to vest. During 2005, compensation expense of $3.0 million associated with the 119,340 restricted shares has been recorded and the remaining expense associated with this award (estimated at $2.9 million as of December 31, 2005) will be recorded over the remaining vesting periods of the award, assuming the CEO remains employed by us.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) a Stock Ownership Plan whereby eligible employees (officers of the Company are no longer eligible) may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (ii) a 2001 Restricted Stock Purchase Plan which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions (119,340 shares, net of cancellations, were issued to the CEO during 2005, as mentioned above, and no shares were issued during 2004 and 2003, net of cancellations); the reserve for this plan was increased by 600,000 shares during 2004, and; (iii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. We have reserved 3.1 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued 1.6 million shares pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2005, 68,457 of which became fully vested during 2005 and none of which became fully vested in 2004 or 2003.

In connection with the long-term incentive plans described above, we recorded net compensation expense of $4.0 million in 2005, $1.2 million in 2004, (excluding the $10.6 million pre-tax reduction to compensation expense resulting from the reversal of expense associated with the cancellation of a restricted stock grant, as discussed above) and $4.8 million in 2003.

6)    INCOME TAXES

Components of income tax expense/(benefit) from continuing operations are as follows:

	Year Ended December 31,
	2005	2004	2003
	(000s)
Currently payable
Federal	$75,816	$42,811	$79,874
Foreign	(242)	13,322	—
State	5,229	4,850	7,059

	80,803	60,983	86,933

Deferred
Federal and foreign	(17,385)	32,131	22,501
State	(1,117)	2,065	1,988

	(18,502)	34,196	24,489

Total	$62,301	$95,179	$111,422

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

	Year Ended December 31,
	2005	2004
	(000s)
Deferred income tax assets:
Self-insurance reserves	$89,051	$67,628
Compensation accruals	27,702	22,469
Other deferred tax assets	30,255	18,911

	$147,008	$109,008

Less: Valuation Allowance	(20,906)	(15,067)

Net deferred income tax assets	126,102	93,941

Deferred income tax liabilities:
Doubtful accounts and other reserves	(17,603)	(26,531)
Repatriation of foreign earnings, including foreign withholding taxes	—	(10,400)
Depreciable and amortizable assets	(130,705)	(117,223)

Net deferred income tax liability	$(22,206)	$(60,213)

A reconciliation between the federal statutory rate and the effective tax rate on continuing operations is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.5	1.8	2.0
Other items	(0.3)	0.3	0.3

Effective tax rate	36.2%	37.1%	37.3%

The net deferred tax assets and liabilities are comprised as follows:

	Year Ended December 31,
	2005	2004
	(000s)
Current deferred taxes
Assets	$38,856	$34,691
Liabilities	(18,349)	(44,692)

Total deferred taxes-current	20,507	(10,001)

Noncurrent deferred taxes
Assets	87,992	67,011
Liabilities	(130,705)	(117,223)

Total deferred taxes-noncurrent	(42,713)	(50,212)

Total deferred taxes	$(22,206)	$(60,213)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self-insurance reserves. Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income. At December 31, 2005, state net operating loss carryforwards (expiring in years 2006 through 2024) available to offset future taxable income approximated $370 million, representing approximately $20.9 million in deferred state tax benefit (net of the federal benefit). Based on available evidence, it is more likely than not that all of these state net operating loss carryforwards will not be realized, therefore, valuation allowances of $20.9 million and $15.1 million have been reflected as of December 31, 2005 and December 31, 2004.

We have reflected a tax benefit of $10.4 million in discontinued operations during 2005 relating to the recognition of foreign tax credits associated with the repatriation of all earnings associated with its business in France. The France business was sold during 2005.

7)    LEASE COMMITMENTS

Certain of our hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2009 (See Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows:

	Year Ended December 31,
	2005	2004
	(000s)
Land, buildings and equipment	$34,656	$51,075
Less: accumulated amortization	(30,783)	(28,409)

	$3,873	$22,666

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2005, are as follows:

Year	Capital Leases	Operating Leases
	(000s)
2006	$3,540	$35,484
2007	1,427	14,706
2008	1,104	7,577
2009	254	3,673
2010	238	1,219
Later Years	5,206	4,377

Total minimum rental	$11,769	$67,036

Less: Amount representing interest	(4,105)

Present value of minimum rental commitments	7,664
Less: Current portion of capital lease obligations	(3,961)

Long-term portion of capital lease obligations	$3,703

Capital lease obligations of $900,000 in 2005, $4.7 million in 2004 and $0.1 million in 2003 were incurred when we entered into capital leases for new equipment or assumed capital lease obligations upon the acquisition of facilities.

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

For the period from January 1, 1998 through December 31, 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation during the first quarter of 2002. As a result of PHICO’s liquidation, we recorded a $40 million pre-tax charge during 2001 to reserve for PHICO claims that became our liability. However, we continue to be entitled to receive reimbursement from state insurance guaranty funds and/or PHICO’s estate for a portion of certain claims ultimately paid by us. During the third quarter of 2005, we received an $8.6 million cash settlement from a commercial professional and general liability insurance carrier related to payment of PHICO related claims. This settlement was recorded as a reduction to our expected recoveries.

As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2004, the total accrual for our professional and general liability claims was $204.1 million ($172.5 million net of expected recoveries), of which $28.0 million is included in other current liabilities. Included in other assets was $8.8 million as of December 31, 2005 and $31.6 million as of December 31, 2004, related to estimated expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

During 2005, 2004 and 2003, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation. Due to a sharp increase in property losses experienced nationwide in recent years, we expect the cost of commercial property insurance to rise significantly. As a result, catastrophic coverage for flood, earthquake and windstorm may be limited to annual aggregate losses (as opposed to per occurrence losses) and coverage may be limited to lower sub-limits for named windstorms, earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

As of December 31, 2005, we had outstanding letters of credit and surety bonds totaling $81 million consisting of: (i) $69 million related to our self-insurance programs, and; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleges that we overcharged her and other similarly situated patients who lacked health insurance. The complaint seeks class action treatment. On July 22, 2005, plaintiff’s counsel, with our consent, filed a first amended complaint, adding two additional plaintiff’s (husband and wife) alleging similar “facts” and claiming similar federal and state causes of action. The Nevada state district court granted our motion to dismiss with respect to all claims except plaintiffs’ state Unfair Trade Practices Act cause of action. On October 19, 2005, the parties stipulated to the voluntary dismissal of plaintiffs’ sole remaining claim for relief, and a consent Judgment of Dismissal was submitted to the district court on November 2, 2005. Plaintiffs have appealed the district court’s dismissal. While the appeal is still pending, the parties have reached a tentative settlement which, if finalized, would result in a dismissal of that appeal.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We are cooperating in the investigation and are producing documents responsive to the subpoena. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. This matter is at an early stage and we are unable to evaluate the existence or extent of any potential financial exposure at this time.

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

9)    RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2005, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying Consolidated Statements of Income, of $1.4 million during 2005 and $1.5 million for each of the years 2004 and 2003. Our pre-tax share of income from the Trust was $1.7 million in 2005, $1.6 million in 2004 and $1.6 million during 2003, and is included in net revenues in the accompanying consolidated statements of income. The carrying value of this investment was $9.7 million and $9.5 million at December 31, 2005 and 2004, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $24.7 million at December 31, 2005 and $25.2 million at December 31, 2004.

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana, was severely damaged from Hurricane Katrina. The majority of the real estate assets of Chalmette are leased by us from the Trust and according to the terms of the lease in such circumstances, we have the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and the Trust which indicated that the pre-Hurricane fair market value of the facility was $24.0 million. The existing lease on Chalmette remains in place and rental expense will continue for a period of time while we evaluate our options. Pursuant to the agreement, if we decide not to rebuild the facility, the Trust will then decide whether to accept our offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. We have been discussing with the Trust the various alternatives available to the Trust and us under the lease with Chalmette including potentially fulfilling our Chalmette lease obligation by offering the Trust a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Directors and the Independent Trustees of the Trust.

As of December 31, 2005, we leased the following five hospital facilities from the Trust:

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

Future minimum lease payments to the Trust are included in Note 7. Total rent expense under these five operating leases was $16.0 million in 2005, $16.1 million in 2004 and $16.1 million in 2003, including bonus rent of $4.5 million in 2005, $4.7 million in 2004 and $4.6 million in 2003. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised market value. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third- party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer.

In connection with our discussions with the Trust relating to the damage to Chalmette and our obligations under the Chalmette leases (discussed above), we have been discussing with the Trust the renewal and terms of certain of our leases that expire in the near future. Any arrangement will be subject to the approval or our Board of Directors and the Independent Trustees of the Trust.

On December 31, 2004, we completed the purchase of the real estate assets of the Virtue Street Pavilion, located in Chalmette, Louisiana, from the Trust. The purchase was completed pursuant to the exercise of an option granted to us, under the previous lease for the facility. The purchase price for the facility was $7.3 million and was determined, in accordance with the terms of the lease, based upon independent appraisals obtained by both us and the Trust. During the third quarter of 2004, we exercised the five-year renewal option on The Bridgeway, a behavioral health hospital leased from the Trust which was scheduled to expire in December, 2004. The lease was renewed at the same lease terms.

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

Other Related Party Transactions:

In connection with a long-term incentive compensation plan that was terminated during the third quarter of 2002, we had $0 as of December 31, 2005 and $1.7 million as of December 31, 2004, of gross loans outstanding to various employees. Included in the amounts outstanding as of December 31, 2004 were gross loans to our officers amounting to $688,000.

Our Chairman and Chief Executive Officer is member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain members of executive management own approximately 6% of the outstanding shares of Broadlane, Inc. as of December 31, 2005. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. During 2004, we also committed to pay this company a license fee totaling $25.3 million over a five-year period, of which $8.6 million has been paid as of December 31, 2005.

10)    PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $13.2 million, $13.3 million and $11.6 million in 2005, 2004 and 2003, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2005 and 2004:

	2005	2004
	(000s)
Change in benefit obligation:
Benefit obligation at beginning of year	$75,950	$70,030
Service cost	989	1,041
Interest cost	4,286	4,302
Benefits paid	(3,075)	(4,996)
Actuarial loss	1,113	5,573

Benefit obligation at end of year	$79,263	$75,950
Change in plan assets:
Fair value of plan assets at beginning of year	$49,282	$50,540
Actual return on plan assets	2,800	4,293
Benefits paid	(3,075)	(4,996)
Administrative expenses	(681)	(555)

Fair value of plan assets at end of year	$48,326	$49,282
Reconciliation of funded status
Funded status of the plan	$(30,937)	$(26,668)
Unrecognized actuarial loss	20,634	19,469

Net amount recognized	(10,303)	(7,199)

Total amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(27,168)	$(21,786)
Accumulated other comprehensive income	16,865	14,587

Net amount recognized	$(10,303)	$(7,199)

Accumulated other comprehensive loss attributable to change in additional minimum liability recognition	$2,278	$4,702
Additional year end information for Pension Plan
Projected benefit obligation	$79,263	$75,950
Accumulated benefit obligation	75,494	71,068
Fair value of plan assets	48,326	49,282

	2005	2004	2003
	(000s)
Components of net periodic cost (benefit)
Service cost	$989	$1,041	$1,071
Interest cost	4,286	4,302	4,092
Expected return on plan assets	(3,830)	(3,948)	(3,353)
Recognized actuarial loss	1,659	1,068	1,506

Net periodic cost	$3,104	$2,463	$3,316

	2005	2004
Measurement Dates
Benefit obligations	12/31/2005	12/31/2004
Fair value of plan assets	12/31/2005	12/31/2004

	2005	2004
Weighted average assumptions as of December 31
Discount rate	5.66%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	5.75%	6.25%
Expected long-term rate at return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

The accumulated benefit obligation was $75,494 and $71,068 as of December 31, 2005 and 2004, respectively. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2005 and 2004. In 2005 and 2004, the accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet.

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Estimated Future Benefit Payments (000s)
2006	3,533
2007	3,756
2008	3,962
2009	4,163
2010-2014	24,062

Plan Assets	2005	2004
Asset Category
Equity securities	71%	74%
Fixed income securities	28%	26%
Cash	1%	—

Total	100%	100%

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

	Policy	As of 12/31/05	Permitted Range
Total Equity	70%	71%	50-80%
Total Fixed Income	30%	28%	20-50%
Cash	0%	1%	0%

In accordance with the investment policy, the portfolio will invest in high quality, large and small capitalization companies traded on national exchanges, and investment grade securities. The investment managers will not write or buy options for speculative purposes; securities may not be margined or sold short. The manager may employ futures or options for the purpose of hedging exposure, will not purchase unregistered sectors, private placements, partnerships or commodities. The cash at the end of the year is a result of timing as we are in the process of restructuring our asset allocation.

11)    SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services (includes hospitals located in the U.S. and excludes hospitals shown as discontinued operations) and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column are the combined assets, as of December 31, 2004, of $132.9 million and as of December 31, 2003 of $200.0 million related to the acute care facilities and combined assets, as of December 31, 2004, of $319.8 million and as of December 31, 2003, of $234.6 million related to the international acute care hospital services, reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2005.

2005	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$7,246,246	$1,397,256	—	$8,643,502
Gross outpatient revenues	$2,778,036	$192,824	$87,668	$3,058,528
Total net revenues	$3,074,129	$817,440	$43,911	$3,935,480
Income/(loss) before income taxes	$141,906	$156,851	$(126,613)	$172,144
Total assets	$1,960,272	$697,471	$193,366	$2,851,109
Licensed beds	5,372	4,849	—	10,221
Available beds	4,985	4,766	—	9,751
Patient days	1,138,936	1,455,479	—	2,594,415
Admissions	254,522	102,731	—	357,253
Average length of stay	4.5	14.2	—	7.3

2004	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$6,732,660	$1,238,131	—	$7,970,791
Gross outpatient revenues	$2,544,891	$177,360	$82,206	$2,804,457
Total net revenues	$2,897,719	$698,772	$40,999	$3,637,490
Income/(loss) before income taxes	$245,155	$129,804	$(118,682)	$256,277
Total assets	$1,961,252	$417,331	$644,260	$3,022,843
Licensed beds	5,645	4,225	—	9,870
Available beds	4,860	4,145	—	9,005
Patient days	1,150,882	1,234,152	—	2,385,034
Admissions	251,655	94,743	—	346,398
Average length of stay	4.6	13.0	—	6.9

2003	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,658,490	$1,091,885	—	$6,750,375
Gross outpatient revenues	$1,985,040	$156,115	$65,237	$2,206,392
Total net revenues	$2,499,550	$612,404	$41,220	$3,153,174
Income/(loss) before income taxes	$294,778	$120,520	$(115,979)	$299,319
Total assets	$1,608,345	$302,694	$861,691	$2,772,730
Licensed beds	4,792	3,894	—	8,686
Available beds	4,119	3,762	—	7,881
Patient days	1,032,348	1,067,200	—	2,099,548
Admissions	227,932	87,688	—	315,620
Average length of stay	4.5	12.2	—	6.7

12)    QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2005:

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$1,006,645	$990,888	$970,772	$967,175	$3,935,480
Income from continuing operations	$54,690	$36,632	$9,479	$9,042	$109,843
Income/(loss) from discontinued operations	$6,719	$122,211	$(1,160)	$3,232	$131,002

Net Income	$61,409	$158,843	$8,319	$12,274	$240,845

Earnings/(loss) per Share-Basic:
From continuing operations	$0.95	$0.65	$0.17	$0.17	$1.98
From discontinued operations	$0.12	$2.16	$(0.02)	$0.06	$2.35

Total basic earnings per share	$1.07	$2.81	$0.15	$0.23	$4.33

Earnings/(loss) per Share-Diluted:
From continuing operations	$0.89	$0.61	$0.17	$0.17	$1.91
From discontinued operations	$0.10	$1.92	$(0.02)	$0.06	$2.09

Total diluted earnings per share	$0.99	$2.53	$0.15	$0.23	$4.00

Net revenues in 2005 include $37.8 million of additional revenues received from Medicaid disproportionate share hospital (“DSH”) funds in Texas and South Carolina. Of this amount, $9.3 million was recorded in the first quarter, $9.3 million in the second quarter, $9.0 million in the third quarter and $10.2 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements.

•	Included in our income/(loss) from discontinued operations for the first quarter is a $6.0 million pre-tax gain ($3.8 million or $.06 per diluted share, net of taxes) on the sale of two acute care hospitals located in Puerto Rico, a $3.1 million pre-tax gain ($2.0 million or $.03 per diluted share, net of taxes) on the sale of a home health business in Bradenton, Florida, and a $3.1 million pre-tax asset impairment charge ($2.0 million or $.03 per diluted share, net of taxes) related to a women’s hospital located in Edmond, Oklahoma;

•	Included in our income/(loss) from discontinued operations for the second quarter is a $177.1 million pre-tax gain ($120.7 million or $1.89 per diluted share, net of taxes) on the sale of our 81.5% ownership interest in Medi-Partenaires, an operating company which owned fourteen hospitals in France;

•	Included in our income from continuing operations for the third quarter is a $128.9 million pre-tax and pre-minority interest charge ($78.1 million or $1.42 per diluted share, net of taxes) to reflect the impact of damage caused by Hurricane Katrina, a $81.7 million pre-tax and pre-minority interest hurricane related insurance recoveries ($49.8 million or $.90 per diluted share, net of taxes) reflecting our preliminary estimate of the minimum level of probable commercial insurance proceeds, and a $13.0 million pre-tax income ($8.2 million or $.15 per diluted share net of taxes) consisting primarily of the net combined prior period effect of supplemental reimbursements received from certain states and contractual settlements, and;

•	Included in our income from continuing operations for the fourth quarter is a $36.1 million pre-tax and pre-minority interest charge ($21.0 million or $.39 per diluted share, net of taxes) to reflect the impact of damage caused by Hurricane Katrina, a $5.8 million pre-tax gain ($3.7 million or $.07 per diluted share net of taxes) on the sale of land, and other combined net favorable after-tax adjustments of approximately $1.5 million or $.04 per diluted share which includes certain income tax benefit recognized in connection with the employee retention tax credit as provided in the “Gulf Opportunity Zone Act of 2005”.

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$907,126	$905,494	$914,093	$910,777	$3,637,490
Income from continuing operations	$42,512	$44,382	$39,352	$34,852	$161,098
Income/(loss) from discontinued operations	$3,672	$3,907	$(1,507)	$2,322	$8,394

Net Income	$46,184	$48,289	$37,845	$37,174	$169,492

Earnings/(loss) per Share-Basic:
From continuing operations	$0.74	$0.77	$0.68	$0.60	$2.79
From discontinued operations	$0.06	$0.07	$(0.03)	$0.04	$0.15

Total basic earnings per share	$0.80	$0.84	$0.65	$0.64	$2.94

Earnings/(loss) per Share-Diluted:
From continuing operations	$0.69	$0.72	$0.64	$0.58	$2.62
From discontinued operations	$0.05	$0.06	$(0.02)	$0.03	$0.13

Total diluted earnings per share	$0.74	$0.78	$0.62	$0.61	$2.75

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

•	Included in our income from continuing operations for the first quarter is $2.8 million of pre-tax ($1.7 million or $.02 per diluted share, net of taxes) South Carolina DSH revenue attributable to a prior period;

•	Included in our income from continuing operations for the third quarter is a $2.3 million pre-tax property write-down ($1.5 million or $.02 per diluted share net of taxes) resulting from property damage caused by a hurricane, and;

•	Included in our income from continuing operations for the fourth quarter is a $11.6 million pre-tax reversal of previously recorded stock grant amortization expense ($7.3 million or $.11 per diluted share net of taxes) related to restricted shares granted to our Chief Executive Officer that were contingent on an earnings threshold which was not achieved.

13)    IMPACT OF HURRICANE KATRINA

In August, 2005, our facilities listed below, which comprised 6% of our net revenues during the six months ended June 30, 2005, were severely damage from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational and we continue to assess the damage and the likely recovery period for the facilities and surrounding communities.

Methodist Hospital—located in New Orleans, Louisiana consisting of Methodist Hospital (“Methodist”), a six-story, 306-bed acute-care facility and Lakeland Medical Pavilion (“Lakeland”), a two-story, 54-bed acute-care facility.

Chalmette Medical Center—located in Chalmette, Louisiana consisting of Chalmette Medical Center (“Chalmette”), a two-story, 138-bed acute-care facility and Virtue Street Pavilion, a one-story, 57-bed facility providing physical rehabilitation, skilled nursing and inpatient behavioral health services. The majority of the real estate assets of the 138-bed Chalmette Medical Center facility are owned by Universal Health Realty Income Trust (the “Trust”) and leased by us.

Hurricane related expenses:

Many of the Hurricane related expenses and amount of insurance recoveries discussed below were based on our damage assessments of the real property and equipment at each of the above- mentioned facilities affected by the Hurricane. However, given the wide-spread damage to each facility and surrounding communities, at this time, we are unable to predict with certainty the ultimate amount of damage sustained by each facility, the ultimate replacement cost of the damaged assets or the net realizable value of the damaged assets. Therefore, it is likely that we will record additional charges in future periods related to Hurricane Katrina and our estimates of the charges may change by amounts which could be material.

Included in our financial results for 2005 was a combined after-tax charge of $99 million ($165 million pre-tax and pre-minority interest) consisting of the following (amounts in thousands):

	Amount
Property write-down	$53,609	A.
Accrued payable to Universal Health Realty Income Trust based on independent appraisals	23,964	B.
Increase in provision for doubtful accounts and allowance for unbilled revenue	20,836	C.
Provision for asset impairment	19,561	D.
Post-Hurricane salaries, wages and benefits paid to employees of affected facilities	17,064	E.
Building remediation expenses	16,840	F.
Other expenses	13,154	G.

Subtotal—pre-tax, pre-minority interest Hurricane-related expenses	165,028
Less: Minority interests in Hurricane-related expenses	(9,228)

Subtotal pre-tax Hurricane-related expenses	155,800
Income tax benefit	(56,758)

After-tax Hurricane-related expenses	$99,042

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the write-downs were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility.

B.	The majority of the real estate assets of Chalmette are leased by us from the Trust and according to the terms of the lease in such circumstances, we have the obligation to: (i) restore the property to substantially the same condition existing before the damage; (ii) offer to acquire the property in accordance with the terms of the lease, or; (iii) offer a substitution property equivalent in value to Chalmette. Independent appraisals were obtained by us and the Trust which indicated that the pre-Hurricane fair market value of the facility was $24.0 million which is recorded in other accrued liabilities as of December 31, 2005. The existing lease on Chalmette remains in place and rental income will continue for a period of time while we evaluate our options. Pursuant to the agreement, if we decide not to rebuild the facility, the Trust will then decide whether to accept our offer to purchase the facility or substitute other property or to accept the insurance proceeds and terminate the existing lease on the facility. We have been discussing with the Trust the various alternatives available to the Trust and us under the lease with Chalmette including potentially fulfilling our Chalmette lease obligation by offering the Trust a substitute property or properties equivalent in value. Any arrangement will be subject to the approval of our Board of Directors and the Independent Trustees of the Trust.

C.

Increase in provision for doubtful accounts was recorded to fully reserve for all accounts receivable outstanding for each facility since the Hurricane has left many patients without the financial resources required to pay bills. In addition, a provision was recorded to fully reserve for all net patient revenue that was unbilled at the time of the Hurricane. Although if possible, we plan to submit bills for unbilled services, many of the patient records containing the supporting documentation for services performed were damaged in the Hurricane thereby making the billing and collection process extremely difficult.

D.	Consists of asset impairment charges resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.

E.	Consists of salaries, wages and benefits expense for employees of affected facilities during the post-Hurricane period through December 31, 2005. Most of the employees of these facilities had their employment terminated in early October, 2005, although certain benefits continued through December 31, 2005.

F.	Consists of expenses incurred in connection with remediation of the Hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.

G.	Consists of various other expenses related to the Hurricane and its aftermath including expenses incurred in connection with the patients, employees and property of each facility.

Hurricane insurance recoveries:

Included in our financial results during 2005 were Hurricane related insurance recoveries of $82 million reflecting the estimated minimum level of commercial insurance proceeds due to us. As of December 31, 2005, we received $75 million of these insurance proceeds and we received an additional $2 million in early 2006. At the time of the Hurricane, we maintained commercial insurance policies with a combined potential coverage of $279 million for property damage and business interruption insurance.

Due to the nature and extent of the overall damage to the area, neither we nor our commercial insurance adjusters have been able to complete a full assessment of the impacted facilities to determine the exact nature and extent of the losses. Although our insurance claims for Hurricane-related losses will exceed the recoveries we have recorded as of December 31, 2005, which we believe entitles us to Hurricane-related insurance proceeds in excess of those recorded as of December 31, 2005, the timing and amount of such proceeds can not be determined at this time since it will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

The $49 million of after-tax Hurricane-related insurance recoveries included in our financials results during 2005 was calculated as follows:

Amount
Hurricane insurance recoveries	$81,709
Less: Minority interests in Hurricane insurance recoveries	(5,158)

Hurricane insurance recoveries before income taxes	76,551
Less: Provision for income taxes	(27,888)

After-tax Hurricane insurance recoveries	$48,663

UNIVERSAL HEALTH SERVICES, INC AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions		Write-Off of Uncollectible Accounts	Assets divested or transferred to facilities held-for-sale	Balance at End of Period
Description	Balance at beginning of Period	Charges to Costs and Expenses	Acquisitions of Business
	(000s)
Allowance for Doubtful Accounts Receivable:
Year ended December 31, 2005	$71,381	$368,058	$3,833	$(337,927)	—	$105,345

Year ended December 31, 2004	$56,371	$307,163	$14,448	$(302,071)	$(4,530)	$71,381

Year ended December 31, 2003	$59,144	$263,724	$293	$(266,790)	—	$56,371

Included in the charges to costs and expenses are $149 and $11,457 for 2004 and 2003, respectively, expense related to assets divested or transferred to facilities held-for-sale.