Form 10-Q
period 2006-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2006-05-09
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 or The Exchange Act (check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2006:

Class A	3,328,404
Class B	50,483,870
Class C	335,800
Class D	25,593

UNIVERSAL HEALTH SERVICES, INC.

I N D E X

Page 2 of 40 Pages

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$1,034,289	$1,006,645

Operating charges:
Salaries, wages and benefits	442,232	406,340
Other operating expenses	248,101	231,165
Supplies expense	128,513	126,536
Provision for doubtful accounts	75,007	82,408
Depreciation and amortization	39,030	39,696
Lease and rental expense	16,232	15,467
Hurricane related expenses	6,904	—
Hurricane insurance recoveries	(22,291)	—

	933,728	901,612

Income before interest expense, minority interests and income taxes	100,561	105,033
Interest expense, net	8,525	10,676
Minority interests in earnings of consolidated entities	11,177	7,919

Income before income taxes	80,859	86,438
Provision for income taxes	30,367	31,748

Income from continuing operations	50,492	54,690

Income from discontinued operations, net of income tax expense of $348 and $4.2 million during the three month periods ended March 31, 2006 and 2005, respectively	592	6,719

Net income	$51,084	$61,409

Basic earnings per share:
From continuing operations	$0.94	$0.95
From discontinued operations	0.01	0.12

Total basic earnings per share	$0.95	$1.07

Diluted earnings per share:
From continuing operations	$0.87	$0.89
From discontinued operations	0.01	0.10

Total diluted earnings per share	$0.88	$0.99

Weighted average number of common shares – basic	53,768	57,523
Add: Shares for conversion of convertible debentures	6,577	6,577
Other share equivalents	161	316

Weighted average number of common shares and equivalents—diluted	60,506	64,416

See accompanying notes to these consolidated financial statements.

Page 3 of 40 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$8,211	$7,963
Accounts receivable, net	547,800	499,726
Supplies	53,556	52,835
Other current assets	25,608	27,267
Deferred income taxes	23,404	20,507

Total current assets	658,579	608,298

Property and equipment	2,415,905	2,303,348
Less: accumulated depreciation	(905,712)	(873,695)

	1,510,193	1,429,653

Other assets:
Goodwill	686,728	686,211
Deferred charges	9,799	10,152
Other	119,748	124,395

	816,275	820,758

	$2,985,047	$2,858,709

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,999	$5,191
Accounts payable and accrued liabilities	481,776	421,286
Federal and state taxes	128,974	97,693

Total current liabilities	614,749	524,170

Other noncurrent liabilities	300,716	289,195
Minority interests	170,222	159,879
Long-term debt	603,533	637,654
Deferred income taxes	41,281	42,713
Commitments and contingencies

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2006 and 3,328,404 in 2005	33	33
Class B Common Stock, 50,472,015 shares outstanding in 2006 and 50,281,543 in 2005	505	503
Class C Common Stock, 335,800 shares outstanding in 2006 and 335,800 in 2005	3	3
Class D Common Stock, 25,619 shares outstanding in 2006 and 25,626 in 2005	—	—
Cumulative dividends	(45,443)	(41,157)
Retained earnings	1,310,169	1,256,437
Accumulated other comprehensive loss	(10,721)	(10,721)

	1,254,546	1,205,098

	$2,985,047	$2,858,709

See accompanying notes to these condensed consolidated financial statements.

Page 4 of 40 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$51,084	$61,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	39,030	45,506
Accretion of discount on convertible debentures	3,573	3,428
Hurricane insurance recoveries	(22,291)	—
Gains on sales of assets and businesses	—	(9,095)
Provision for asset impairment	—	3,105
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(48,074)	(65,960)
Accrued interest	3,337	4,147
Accrued and deferred income taxes	27,118	32,084
Other working capital accounts	30,635	25,197
Other assets and deferred charges	1,039	15,451
Other	4,707	3,733
Minority interests in earnings of consolidated entities, net of distributions	10,343	5,293
Accrued insurance expense, net of commercial premiums paid	22,529	21,862
Payments made in settlement of self-insurance claims	(12,690)	(11,548)

Net cash provided by operating activities	110,340	134,612

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(83,203)	(57,920)
Acquisition of assets and businesses	(11,735)	(5,225)
Hurricane insurance recoveries received	28,000	—
Proceeds received from sales of assets and businesses	—	124,589

Net cash (used in) provided by investing activities	(66,938)	61,444

Cash Flows from Financing Activities:
Reduction of long-term debt	(38,886)	(176,799)
Additional borrowings	—	8,114
Issuance of common stock	1,584	771
Repurchase of common shares	(1,566)	(1,255)
Dividends paid	(4,286)	(4,645)
Financing costs on new revolving credit facility	—	(1,179)

Net cash used in financing activities	(43,154)	(174,993)

Increase in cash and cash equivalents	248	21,063
Cash and cash equivalents, beginning of period	7,963	33,125

Cash and cash equivalents, end of period	$8,211	$54,188

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,615	$4,422

Income taxes paid, net of refunds	$3,598	$4,272

See accompanying notes to these condensed consolidated financial statements.

Page 5 of 40 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended March 31, 2006. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us, or our subsidiaries, as managing general partner. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2006, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $347,000 and $355,000 during the three month periods ended March 31, 2006 and 2005, respectively. Our pre-tax share of income from the Trust was $331,000 and $300,000 during the three month periods ended March 31, 2006 and 2005, respectively, and is included in net revenues in the accompanying condensed consolidated statements of income. The carrying value of this investment was $9.5 million at March 31, 2006 and $9.7 million at December 31, 2005, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $28.8 million at March 31, 2006 and $24.7 million at December 31, 2005.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million and $4.1 million during the three month periods ended March 31, 2006 and 2005, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

Page 6 of 40 Pages

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

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from the Trust, by our subsidiary and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between our subsidiaries and the Trust, we elected to offer substitution properties to the Trust rather than exercise our right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by the Trust and us which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million (“FMV of Chalmette”).

The Trust has agreed, subject to certain closing conditions, to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. The estimated total value of this exchange and substitution package is approximately $25.2 million based upon the combined actual and estimated construction costs of the Capital Additions. Since the estimated total value of the substitution package is expected to exceed the FMV of Chalmette, the excess amount will be paid to us in cash upon completion of the Inland Valley Capital Additions. The total rent payable by us to the Trust on the Capital Additions included in the substitution package (excluding the rent on the Capital Additions in excess of the FMV of Chalmette) is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the last three years. We will pay incremental rent on the Capital Additions in excess of the FMV of Chalmette at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%).

Also in April of 2006, as part of the overall arrangement, we agreed not to exercise our purchase options under the leases at the end of the current lease terms but rather, we agreed to early five year renewals of the leases between the Trust and each of Inland Valley, Wellington and McAllen Medical Center, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, on April 24, 2006, the Trust and each of the individual lessees entered into amended and restated leases relating to their respective, individual properties.

Page 7 of 40 Pages

Pursuant to the Master Lease Document by and among the Trust and certain subsidiaries of ours, dated December 24, 1986 (the “Master Lease”), which governs all leases of properties with our subsidiaries, we have the right to purchase the leased properties at the end of each lease term at each property’s fair market value purchase price. As part of the overall exchange and substitution proposal, as well as the early five year lease renewals on Inland Valley, Wellington, McAllen and Bridgeway, the Trust agreed to amend the Master Lease to include a change of control provision (as defined) and a provision granting us the right to purchase each of the leased properties, at their fair market value purchase price, on one month’s notice to the Trust in the event of such change of control occurs.

After giving effect to the Asset Exchange and Substitution Agreement and the various lease renewals discussed above, subsidiaries of ours will lease four hospitals facilities owned by the Trust with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of our four hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20 (a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20 (b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20 (b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10 (c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent on Capital Additions in excess of FMV of Chalmette.

Page 8 of 40 Pages

Other Related Party Transactions:

Our Chairman and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team own approximately 6% of the outstanding shares of Broadlane, Inc. as of March 31, 2006. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We have also committed to pay this company a license fee totaling $25.3 million over a five-year period, of which $9.7 million has been paid as of March 31, 2006.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of March 31, 2006 and December 31, 2005, the minority interest liability of $170.2 million and $159.9 million, respectively, consists primarily of: (i) a 27.5% outside ownership interest in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C., and; (iii) a 10% outside ownership in two acute care facilities located in Louisiana.

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

Page 9 of 40 Pages

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

(4) Commitments and Contingencies

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. Effective January 1, 2006, most of our subsidiaries were self-insured for malpractice exposure up to $20 million per occurrence. We purchased an umbrella excess policy for our subsidiaries through a commercial insurance carrier for coverage in excess of $20 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

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

As of March 31, 2006, the total accrual for our professional and general liability claims was $232.3 million ($224.6 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. Included in other assets was $7.7 million as of March 31, 2006 and $8.8 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Prior to 2006, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation.

Page 10 of 40 Pages

Due to a sharp increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased significantly. As a result, catastrophic coverage for flood, earthquake and windstorm has been limited to annual aggregate losses (as opposed to per occurrence losses) and coverage has been limited to lower sub-limits for named windstorms, earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

As of March 31, 2006, we had outstanding letters of credit and surety bonds totaling $81 million consisting of: (i) $69 million related to our self-insurance programs; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleged that the hospital overcharged her and other similarly situated patients who lacked health insurance. The complaint sought class action treatment but no class was certified. The matter was settled in February, 2006 on terms favorable to us.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to evaluate the extent of any potential financial exposure at this time, this matter could have a material adverse effect on our future results of operations.

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

Page 11 of 40 Pages

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

(5) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for both periods presented are the combined assets of $5.0 million and $332.3 million as of March 31, 2006 and 2005, respectively, related to the acute care facilities and international acute care hospital services reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Four of our acute care facilities were severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005. The resulting hurricane-related expenses and hurricane-related insurance recoveries are reflected in the Acute Care Hospital Services data shown below for the three months period ended March 31, 2006.

	Three Months Ended March 31, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,941,155	$409,400	—	$2,350,555
Gross outpatient revenues	$708,511	$53,274	$20,721	$782,506
Total net revenues	$769,952	$253,628	$10,709	$1,034,289
Income/(loss) before income taxes	$74,555	$49,611	($43,307)	$80,859
Total assets as of 3/31/06	$2,020,202	$720,857	$243,988	$2,985,047
Licensed beds	4,989	6,397	—	11,386
Available beds	4,688	6,339	—	11,027
Patient days	283,248	451,885	—	735,133
Admissions	63,167	28,072	—	91,239
Average length of stay	4.5	16.1	—	8.1

Page 12 of 40 Pages

	Three Months Ended March 31, 2005
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,946,868	$325,897	—	$2,272,765
Gross outpatient revenues	$690,580	$48,515	$23,960	$763,055
Total net revenues	$806,624	$189,560	$10,461	$1,006,645
Income/(loss) before income taxes	$85,250	$39,846	($38,658)	$86,438
Total assets as of 3/31/05	$2,061,972	$429,134	$367,603	$2,858,709
Licensed beds	5,549	4,414	—	9,963
Available beds	5,126	4,356	—	9,482
Patient days	312,500	325,874	—	638,374
Admissions	67,091	25,045	—	92,136
Average length of stay	4.7	13.0	—	6.9

(6) Earnings Per Share Data (“EPS”) and Stock Based Compensation

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended March 31, (amounts in thousands)
	2006	2005
Basic:
Income from continuing operations	$50,492	$54,690
Less: Dividends on unvested restricted stock, net of taxes	(23)	(27)

Income from continuing operations – basic	$50,469	$54,663
Income from discontinued operations	592	6,719

Net income – basic	$51,061	$61,382

Diluted:
Income from continuing operations	$50,492	$54,690
Less: Dividends on unvested restricted stock, net of taxes	(23)	(27)
Add: Debenture interest, net of taxes	2,457	2,382

Income from continuing operations-diluted	$52,926	$57,045
Income from discontinued operations	592	6,719

Net income – diluted	$53,518	$63,764

Weighted average number of common shares	53,768	57,523
Net effect of dilutive stock options and grants based on the treasury stock method	161	316
Assumed conversion of discounted convertible debentures	6,577	6,577

Weighted average number of common shares and equivalents	60,506	64,416

Earnings Per Basic Share:
From continuing operations	$0.94	$0.95
From discontinued operations	0.01	0.12

Total earnings per basic share	$0.95	$1.07

Earnings Per Diluted Share:
From continuing operations	$0.87	$0.89
From discontinued operations	0.01	0.10

Total earnings per diluted share	$0.88	$0.99

Page 13 of 40 Pages

Stock-Based Compensation: At March 31, 2006, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The estimated impact of adopting SFAS No. 123R for the year ended December 31, 2006, assuming no stock options are granted during the year, is expected to reduce net income by $3.8 million ($6.1 million pre-tax), or approximately $.06 per diluted share. In accordance with SFAS No. 123, the pro forma impact of expensing stock options for the year ended December 31, 2005 would have been a reduction in net income by $3.9 million ($6.2 million pre-tax) for the year, or $.06 per diluted share.

We adopted SFAS No. 123R using the modified prospective transition method and therefore we have not restated prior periods. Under this transition method, compensation costs associated with stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and will include amortization expense related to new awards granted after January 1, 2006.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. Prior to the adoption of SFAS No. 123R, we presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. For the first quarter of 2006, there were no excess tax benefits generated.

An aggregate of four million shares of Class B Common Stock have been reserved under the 2005 Stock Incentive Plan, and there have been 328,500 stock options, net of cancellations, granted under this plan as of March 31, 2006. There are 3,671,500 shares available for future grant under our 2005 Stock Incentive Plan.

For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock option plan as of March 31, 2005, is shown in the table below (in thousands, except per share data):

Three Months Ended March 31, 2005
Income from continuing operations	$54,690
Add: total stock-based compensation expenses included in net income (a)	565
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(1,365)

Pro forma net income from continuing operations	53,890
Income from discontinued operations, net of income taxes	6,719

Pro forma net income	$60,609

Basic earnings per share, as reported:
From continuing operations	$0.95
From discontinued operations	$0.12

Total basic earnings per share, as reported	$1.07

Basic earnings per share, pro forma:
From continuing operations	$0.94
From discontinued operations	$0.11

Total basic earnings per share, pro forma	$1.05

Diluted earnings per share, as reported:
From continuing operations	$0.89
From discontinued operations	$0.10

Total diluted earnings per share, as reported	$0.99

Diluted earnings per share, pro forma:
From continuing operations	$0.88
From discontinued operations	$0.10

Total diluted earnings per share, pro forma	$0.98

(a)	Net of income tax effect of $331,000.
(b)	Net of income tax effect of $800,000.

Page 14 of 40 Pages

Under our stock option plan, the exercise price equals the market price of the company’s stock on the date of grant. Options under the plan generally vest ratably over four years and expire five years after the date of grant.

Compensation cost related to stock options is generally recognized over the straight-line method over the stated vesting period of the award. As of January 1, 2006, there was $15.0 million of unrecognized compensation cost related to nonvested stock options expected to be recognized over a period of approximately four years. During the first quarter of 2006, compensation cost of $1.6 million ($1.0 million after-tax) was recognized related to outstanding stock options scheduled to vest post January 1, 2006. The fair value of the options granted or vesting after January 1, 2006 was estimated using the Black Scholes option valuation model with the following weighted average assumption ranges:

Expected volatility	44.7%
Expected dividend yield	0.4%
Expected life (in years)	3.97
Risk-free interest rate	3.7%

The risk-free rate is based on the U.S. Treasury zero coupon four year yield in effect at the time of grant. The expected life of stock options granted was estimated using the historical behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. Expected dividend yield is based on our actual dividend yield at the time of grant.

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $14.07 per option.

A summary of stock option activity is presented below:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range (High-Low)
Balance, January 1, 2006	1,506,325	$46.39	$54.88 -$37.82
Granted	39,500	$51.04	$51.04 -$51.04
Exercised	(54,600)	$41.42	$48.85 -$38.50
Cancelled	(30,500)	$48.36	$48.85 -$38.50

Balance, March 31, 2006	1,460,725	$46.66	$54.88 -$37.82

Exercisable, March 31, 2006	484,449	$43.57	$54.88 -$37.82

The aggregate intrinsic value of outstanding and exercisable stock options at March 31, 2006 is $6.0 million and $3.5 million, respectively. The total in-the-money value of all stock options exercised during the first quarter of 2006 was $350,000.

For restricted grant awards issued after January 1, 2006, the grant-date fair value of the restricted stock is generally estimated on the date of grant based on the market price of the stock, and compensation cost is generally amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

Page 15 of 40 Pages

A summary of restricted stock grant activity is presented below:

Outstanding Grants	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2006	248,536	$49.66
Granted	200,000	$50.79
Paid Out	(39,780)	$48.05
Cancelled	(393)	$51.15

Balance, March 31, 2006	408,363	$50.42

The compensation cost charges against income in the first quarter of 2006 for restricted stock grants was approximately $1.1 million (or $680,000 after-taxes). As of March 31, 2006, there was approximately $12.1 million of unrecognized compensation cost related to restricted stock grants.

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

(amounts in thousands)	Three Months Ended March 31,
	2006	2005
Net income	$51,084	$61,409
Other comprehensive income (loss):
Foreign currency translation adjustments (a)	—	(3,688)
Adjustment for losses reclassified into income (b)	—	732
Unrealized derivative gains/(losses) on cash flow hedges (c)	—	(183)

Comprehensive income	$51,084	$58,270

(a)	Net of income tax benefit of $2.1 million during the three month period ended March 31, 2005.
(b)	Net of income tax provision of $648 during the three month period ended March 31, 2005.
(c)	Net of income tax benefit of $105 during the three month period ended March 31, 2005.

(8) Dispositions and Acquisitions

Acquisition during the three months ended March 31, 2006:

•	We spent $12 million to acquire the assets of a closed behavioral health care facility located in Florida.

Acquisition during the three months ended March 31, 2005:

•	During the first quarter of 2005, we acquired the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid $5.2 million in cash and assumed a $9.8 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

Page 16 of 40 Pages

Dispositions during the three months ended March 31, 2005:

During the first quarter of 2005, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold the following hospitals and businesses for total cash proceeds of $125 million:

•	a 430-bed hospital located in Bayamon, Puerto Rico;

•	a 180-bed hospital located in Fajardo, Puerto Rico, and;

•	a home health business in Bradenton, Florida.

The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “Income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the three month periods ended March 31, 2006 and 2005. Also, subsequent to March 31, 2005, we sold our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France (sold during the second quarter of 2005) and we sold the assets of a closed women’s hospital located in Edmond, Oklahoma (sold during the third quarter of 2005). The operating results of these facilities are also reflected as “Income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the three month periods ended March 31, 2006 and 2005.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

Income from discontinued operations, net of income taxes	Three Months Ended March 31,
	2006	2005
Net revenues	$204	$119,549
Income from operations	940	4,936
Gain on divestitures	—	9,096
Provision for asset impairment	—	(3,105)

Income from discontinued operations, pre-tax	940	10,927
Income tax provision	(348)	(4,208)

Income from discontinued operations, net of income taxes	$592	$6,719

(9) Dividends

A dividend of $.08 per share or $4.3 million in the aggregate was declared by the Board of Directors on January 18, 2006 and was paid on March 15, 2006 to shareholders of record as of March 1, 2006.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2006 and 2005 (amounts in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$348	$247
Interest cost	1,100	1,072
Expected return on assets	(935)	(957)
Recognized actuarial loss	444	415

Net periodic pension cost	$957	$777

During the three months ended March 31, 2006 there were no employer contributions paid.

Page 17 of 40 Pages

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of March 31, 2006, we owned and/or operated 28 acute care hospitals and 101 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we managed and/or owned outright or in partnership with physicians, 13 surgical hospitals, surgery centers and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75% and 81% of our consolidated net revenues during the three month periods ended March 31, 2006 and 2005, respectively. Net revenues from our behavioral health care facilities accounted for 25% and 19% of our consolidated net revenues during the three month periods ended March 31, 2006 and 2005, respectively.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with existing laws and government regulations and/or changes in laws and government regulations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	our ability to enter into managed care provider agreements on acceptable terms;

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us;

•	national, regional and local economic and business conditions

•	competition from other healthcare providers, including physician owned facilities in certain markets, including McAllen, Texas, the site of one of our largest acute care facilities;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

Page 18 of 40 Pages

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	a significant portion of our revenues is produced by a small number of our facilities;

•	the availability and terms of capital to fund the growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	an increase in the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	the continuing impact of Hurricane Katrina upon us;

•	fluctuations in the value of our common stock;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements, including the following:

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 35% and 36% of our net patient revenues during the three month periods ended March 31, 2006 and 2005, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41% of our net patient revenues during each of the three month periods ended March 31, 2006 and 2005.

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

Page 19 of 40 Pages

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

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care, based on charges at established rates, amounting to $96 million and $76 million during the three month periods ended March 31, 2006 and 2005, respectively.

On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $15 million during the three months ended March 31, 2006. The implementation of this discount policy did not have a significant impact on net income during the first quarter of 2006.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At March 31, 2006 and December 31, 2005, accounts receivable are recorded net of allowance for doubtful accounts of $94 million and $105 million, respectively.

Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are

Page 20 of 40 Pages

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

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state net operating loss carryforwards.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

Recent Accounting Pronouncements

Stock-Based Compensation: In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions), eliminating the alternative previously allowed by SFAS No. 123 to use the intrinsic value method of accounting. The grant date fair value is required to be estimated using option-pricing models adjusted for the unique characteristics of the instruments using methods similar to those required by SFAS No. 123 and used by us in prior years to calculate pro forma net income and earnings per share disclosures. The cost is required to be recognized ratably over the period during which the employee is required to provide services in exchange for the award.

The SEC deferred the effective date for SFAS 123R for public companies from the interim to the first annual period beginning after December 15, 2005. Accordingly, we adopted SFAS No. 123R as of January 1, 2006.

Page 21 of 40 Pages

As a result of adopting SFAS No. 123R, we are recognizing as compensation cost in our financial statements the unvested portion of existing options granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. We are utilizing Black-Scholes as our option pricing model for applying SFAS 123R. The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We adopted SFAS No. 123(R) using the modified prospective method for transition purposes. Using the Black-Scholes option pricing model, we would expect to record expense related to stock options outstanding as of December 31, 2005 of approximately $6.1 million ($3.8 million after-tax) for the year ended December 31, 2006. The stock-based compensation expense determined under a fair value method, specifically related to stock options, was $6.2 million for the year ended December 31, 2005. These pro forma amounts may not be representative of future expense amounts since the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Physician Guarantees and Commitments: On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on our consolidated results of operations or consolidated financial position for the three months ended March 31, 2006. We have $20.1 million of potential future financial obligations pursuant to contractual guarantees outstanding as of March 31, 2006 of which $12.0 million is committed during the remainder of 2006 and $8.1 million is committed during 2007.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended March 31, 2006 and 2005 (dollar amounts in thousands):

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,034,289	100.0%	$1,006,645	100.0%

Operating charges:
Salaries, wages and benefits	442,232	42.8%	406,340	40.4%
Other operating expenses	248,101	24.0%	231,165	23.0%
Supplies expense	128,513	12.4%	126,536	12.6%
Provision for doubtful accounts	75,007	7.3%	82,408	8.2%
Depreciation and amortization	39,030	3.8%	39,696	3.9%
Lease and rental expense	16,232	1.6%	15,467	1.5%
Hurricane related expenses	6,904	0.7%	—	—
Hurricane insurance recoveries	(22,291)	-2.2%	—	—

Subtotal operating expenses	933,728	90.3%	901,612	89.6%

Income before interest expense, minority interests and income taxes	100,561	9.7%	105,033	10.4%

Interest expense, net	8,525	0.8%	10,676	1.1%
Minority interests in earnings of consolidated entities	11,177	1.1%	7,919	0.8%

Income before income taxes	80,859	7.8%	86,438	8.6%
Provision for income taxes	30,367	2.9%	31,748	3.2%

Income from continuing operations	50,492	4.9%	54,690	5.4%

Income from discontinued operations, net of income taxes	592	0.0%	6,719	0.7%

Net income	$51,084	4.9%	$61,409	6.1%

Page 22 of 40 Pages

Net revenues increased 3% or $28 million to $1.03 billion during the three month period ended March 31, 2006 as compared to $1.01 billion during the comparable prior year quarter. The increase was attributable to:

•	a $42 million or 4% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$61 million of combined decreases in revenues resulting from the closure of our acute care facilities located in Louisiana that were severely damaged by Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the first quarter of 2005), and;

•	$47 million of other combined increases in revenues resulting from the revenues generated at behavioral health care facilities acquired during 2005 (consists primarily of revenues generated at the 46 behavioral health facilities acquired as part of the KEYS Group Holdings, LLC acquisition during the fourth quarter of 2005).

Income before income taxes decreased $5 million to $81 million during the three months ended March 31, 2006 as compared to $86 million during the comparable prior year quarter due primarily to:

•	an increase of $21 million ($22 million pre-minority interest) resulting from the recording of Hurricane insurance recoveries, as discussed below;

•	a decrease of $6 million ($7 million pre-minority interest) resulting from charges recorded in connection with the damage sustained from Hurricane Katrina, as discussed below;

•	a decrease of $25 million (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	an increase of $10 million in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a decrease of $5 million in income before income taxes resulting from other combined net unfavorable changes.

Net income decreased $10 million to $51 million during the three month period ended March 31, 2006, as compared to $61 million during the comparable prior year quarter due primarily to:

•	a $6 million after-tax decrease in income from discontinued operations, net of income taxes, resulting primarily from a $6 million after-tax gain ($9 million pre-tax) recorded during the first quarter of 2005 on the sale of two acute care facilities located in Puerto Rico and a home health business located in Florida;

•	the $5 million decrease in income before income taxes, as discussed above;

•	a favorable $1 million decrease in income taxes resulting from the tax benefit on the $5 million decrease in income before income taxes.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three months ended March 31, 2006 and 2005 (dollar amounts in thousands):

Same Facility – Acute Care	Three Months Ended March 31,
	2006	%	2005	%
Net revenues	$769,655	100.0	$746,157	100.0

Salaries, wages and benefits	291,088	37.8	267,802	35.9
Other operating expenses	184,053	23.9	167,753	22.5
Supplies expense	111,636	14.5	104,767	14.0
Provision for doubtful accounts	69,737	9.1	73,548	9.9
Depreciation and amortization	31,452	4.1	30,714	4.1
Lease and rental	11,027	1.4	10,631	1.4

Subtotal operating expenses	698,993	90.8	655,215	87.8

Income before interest expense, minority interests and income taxes	70,662	9.2	90,942	12.2
Interest expense, net	247	0.0	149	0.0
Minority interests in earnings of consolidated entities	9,826	1.3	7,058	1.0

Income before income taxes	$60,589	7.9	$83,735	11.2

Page 23 of 40 Pages

On a same facility basis during the three month period ended March 31, 2006, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $23 million or 3%. Income before income taxes decreased $23 million or 28% to $61 million during the 2006 first quarter as compared to $84 million during the 2005 comparable quarter. The factors contributing to the decrease in income before income taxes at these facilities are discussed below.

Inpatient admissions to these facilities increased 1.2% during the first quarter of 2006, as compared to the comparable 2005 quarter, while patient days increased 0.2%. The average length of patient stay at these facilities was 4.5 days in each of the three month periods ended March 31, 2006 and 2005. The occupancy rate, based on the average available beds at these facilities, was 67% during each of the quarters ended March 31, 2006 and 2005. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 1.3% and net revenue per adjusted patient day increased 2.0% during the first quarter of 2006 over the comparable prior year quarter. On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $15 million during the three months ended March 31, 2006. The implementation of this discount policy did not have a significant impact on net income during the first quarter of 2006. Excluding the impact of the uninsured discount policy, on a same facility basis, net revenue per adjusted admission at these facilities would have increased 3.2% and net revenue per adjusted patient day would have increased 3.9% during the first quarter of 2006 as over the comparable prior year quarter.

Contributing to the decline in income before income taxes at our acute care facilities during the 2006 first quarter, as compared to the comparable 2005 quarter, was an increase in the level of uninsured patients at our acute care facilities and a continued decline in the operating performance of certain of our acute care facilities in Texas, including the McAllen/Edinburg market, and other selected markets. We have experienced an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. During the first quarter of 2006, combined admissions and patient days at our two acute care hospitals located in the McAllen/Edinburg, Texas market decreased 6.4% and 18.1%, respectively, as compared to the first quarter of 2005. Combined income before income taxes at these two facilities decreased $10 million during the three month period ended March 31, 2006 as compared to the comparable prior year period. These declines were due primarily to continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

As competition in the market has increased, wage rates and physician recruiting costs have risen increasing the continued pressure on operating margins and profitability. In response to these competitive pressures, we have recruited a number of new physicians to the market, are working with many of our managed care plans for greater exclusivity and have undertaken significant capital investment in the market, including Edinburg

Page 24 of 40 Pages

Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened during the first quarter of 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which is scheduled to be completed and opened during the third quarter of 2006. We can not guarantee, however, that such investments will be successful in minimizing the impact of competition in this market.

The operating factors mentioned above have resulted in a certain degree of volatility in our income from continuing operations. Although we have undertaken actions in regards to physician recruitment and other measures as mentioned above in the McAllen/Edinburg market, the ultimate impact and timing of potential improvements in the operating results of the facilities in the market are beyond our ability to predict. A continuation of the unfavorable operating results experienced in this market and/or a continuation of the increased level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during the three months ended March 31, 2006 and 2005. Included in these results, in addition to the same facility results shown above, are the financial results for the period of January 1, 2005 through March 31, 2005 for our Louisiana hospitals damaged by Hurricane Katrina as well as the hurricane related expenses and insurance recoveries recorded during the first quarter of 2006.

	dollar amounts in thousands
All Acute Care Facilities	Three Months Ended March 31,
	2006	%	2005	%
Net revenues	$769,952	100.0	$806,624	100.0

Salaries, wages and benefits	291,146	37.8	293,967	36.4
Other operating expenses	184,173	23.9	183,634	22.8
Supplies expense	111,649	14.5	113,267	14.0
Provision for doubtful accounts	69,745	9.1	78,299	9.7
Depreciation and amortization	31,524	4.1	33,053	4.1
Lease and rental	11,486	1.5	11,989	1.5
Hurricane related expenses	6,904	0.9	—	—
Hurricane insurance recoveries	(22,291)	-2.9	—	—

Subtotal operating expenses	684,336	88.9	714,209	88.5

Income before interest expense, minority interest and income taxes	85,616	11.1	92,415	11.5
Interest expense, net	247	0.0	153	0.0
Minority interests in earnings of consolidated entities	10,814	1.4	7,012	0.9

Income before income taxes	$74,555	9.7	$85,250	10.6

During the three months ended March 31, 2006, as compared to the comparable prior year quarter, net revenues at our acute care hospitals decreased 5% or $37 million. The decrease in net revenues was primarily attributable to:

•	a $23 million increase at same facility revenues, as discussed above, and;

•	combined decreases in revenue of $61 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the period of January 1, 2005 through March 31, 2005).

Income before income taxes decreased $10 million or 13% to $75 million or 9.7% of net revenues during the first quarter of 2006 as compared to $85 million or 10.6% of net revenues during the comparable prior year quarter. The decrease in income before income taxes at our acute care facilities resulted from:

•	a $23 million decrease at our acute care facilities owned for more than a year, as discussed above;

Page 25 of 40 Pages

•	a $21 million increase ($22 million pre-minority interest) resulting from the recording of Hurricane Katrina related insurance recoveries, as discussed below;

•	a $6 million decrease ($7 million pre-minority interest) resulting from charges recorded in connection with the damage sustained from Hurricane Katrina, and;

•	$3 million of combined decreases caused by the cessation of the income/loss at our acute care facilities that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three months ended March 31, 2006 and 2005 (dollar amounts in thousands):

Same Facility – Behavioral Health	Three Months Ended March 31,
	2006	%	2005	%
Net revenues	$207,591	100.0	$189,560	100.0

Salaries, wages and benefits	98,575	47.5	91,083	48.0
Other operating expenses	39,073	18.8	36,626	19.3
Supplies expense	12,163	5.9	11,298	6.0
Provision for doubtful accounts	5,357	2.6	3,893	2.1
Depreciation and amortization	3,885	1.9	4,220	2.2
Lease and rental	2,613	1.3	2,442	1.3

Subtotal operating expenses	161,666	77.9	149,562	78.9

Income before interest expense, minority interests and income taxes	45,925	22.1	39,998	21.1
Interest expense, net	3	0.0	3	0.0
Minority interests in earnings of consolidated entities	181	0.1	149	0.1

Income before income taxes	$45,741	22.0	$39,846	21.0

On a same facility basis during the first quarter of 2006, as compared to the comparable 2005 quarter, net revenues at our behavioral health care facilities increased 10% or $18 million. Income before income taxes increased $6 million or 15% to $46 million or 22.0% of net revenues during the three months ended March 31, 2006 as compared to $40 million or 21.0% of net revenues during the comparable prior year quarter. Inpatient admissions to these facilities increased 5.9% during the first quarter of 2006, as compared to the comparable 2005 quarter, while patient days increased 3.4%. The average length of patient stay at these facilities was 12.7 days during the first quarter of 2006 and 13.0 days during the first quarter of 2005. The occupancy rate, based on the average available beds at these facilities, was 85.1% during the three months ended March 31, 2006, as compared to 83.1% during the comparable prior year period. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 3.4% and net revenue per adjusted patient day increased 6.1% during the first quarter of 2006, as compared to the first quarter of 2005.

Page 26 of 40 Pages

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three months ended March 31, 2006 and 2005 (dollar amounts in thousands):

All Behavioral Health Care Facilities	Three Months Ended March 31,
	2006	%	2005	%
Net revenues	$253,628	100.0	$189,560	100.0

Salaries, wages and benefits	127,183	50.1	91,083	48.0
Other operating expenses	47,617	18.8	36,626	19.3
Supplies expense	14,622	5.8	11,298	6.0
Provision for doubtful accounts	5,289	2.1	3,893	2.1
Depreciation and amortization	5,660	2.2	4,220	2.2
Lease and rental	3,855	1.5	2,442	1.3

Subtotal operating expenses	204,226	80.5	149,562	78.9

Income before interest expense, minority interests and income taxes	49,402	19.5	39,998	21.1
Interest expense, net	101	0.0	3	0.0
Minority interests in earnings of consolidated entities	(310)	-0.1	149	0.1

Income before income taxes	$49,611	19.6	$39,846	21.0

During the first quarter of 2006, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired facilities listed below), increased 34% or $64 million. The increase in net revenues was attributable to

•	an $18 million increase in same facility revenues, as discussed above, and;

•	$46 million of revenues generated at facilities acquired during 2005, as discussed below.

Income before income taxes increased $10 million or 25% to $50 million or 19.6% of net revenues during the first quarter of 2006, as compared to $40 million or 21.0% of net revenues during the first quarter of 2005. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $6 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$4 million of combined income, net of losses, generated at facilities acquired during 2005.

During 2005, we acquired the following behavioral health care facilities:

•	the stock of KEYS Group Holdings, LLC, including Keystone Education and Youth Services, LLC. Through this acquisition, we added a total of 46 facilities in 10 states including 21 residential treatment facilities with 1,280 beds, 21 non-public therapeutic day schools and four detention facilities;

•	the assets of five therapeutic boarding schools located in Idaho and Vermont, four of which were closed at the date of acquisition. Three of these facilities reopened during the 4th quarter of 2005;

•	a 58-bed behavioral health facility in Orem, Utah, and;

•	a 72-bed behavioral health facility in Casper, Wyoming.

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

Page 27 of 40 Pages

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

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the three month periods ended March 31, 2006 and 2005 (excludes sources of revenues for all periods presented for divested facilities which reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated. The tables below exclude sources of revenue for all periods presented for divested facilities which are reflected as discontinued operations in our Consolidated Financial Statements.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2006	2005
Third Party Payors:
Medicare	26%	28%
Medicaid	9%	8%
Managed Care (HMO and PPOs)	41%	41%
Other Sources	24%	23%

Total	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2006	2005
Third Party Payors:
Medicare	30%	31%
Medicaid	4%	5%
Managed Care (HMO and PPOs)	41%	40%
Other Sources	25%	24%

Total	100%	100%

Page 28 of 40 Pages

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2006	2005
Third Party Payors:
Medicare	14%	16%
Medicaid	24%	24%
Managed Care (HMO and PPOs)	43%	49%
Other Sources	19%	11%

Total	100%	100%

Note 5 to our Consolidated Financial Statements included in this quarterly report contains our revenues, income and other operating information for each reporting segment of our business.

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2005, 2004 and 2003, the update factors were 3.3%, 3.4% and 2.3%, respectively. For 2006, the update factor is 3.7% and the proposed increase for the 2007 federal fiscal year is 3.4%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods.

In April 2006, CMS proposed a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount. For federal fiscal year 2007, CMS has proposed using hospital costs rather than hospital charges for the DRG relative weight determination. This proposal, if enacted, would have a material adverse impact on our acute care hospitals’ Medicare reimbursements.

In this same proposed rule, CMS has also proposed expanding the number of Medicare DRGs from 526 to 861. As part of this DRG expansion, CMS would utilize a new consolidated-severity DRG methodology aimed at more accurately aligning the Medicare DRG payment with the resources expended in treating Medicare beneficiaries in a hospital setting. CMS has proposed implementing this new DRG methodology in federal fiscal year 2008 or possibly in 2007. CMS has requested public comment on this proposal from the health care industry which would be considered in their finalization on the new DRG methodology.

For the majority of outpatient services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Depending on the service rendered during an encounter, a patient

Page 29 of 40 Pages

may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year. For 2005, 2004 and 2003, the payment rate update factors were 3.3%, 3.4% and 2.3%, respectively. For 2006, the update factor is 3.7%.

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare PPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number of patients with these specific medical conditions, often referred to as the “75 Percent Rule”. Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. CMS has temporarily reduced the IRF qualifying threshold from 75% to 50% in 2005, 60% in 2006 and 65% in 2007 before returning to the 75% threshold in 2008.

Psychiatric hospitals have traditionally been excluded from the inpatient services PPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem PPS with adjustments to account for certain facility and patient characteristics. Psych PPS also contains provisions for Outlier Payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations, however, due to the three-year phase in period, we do not believe the favorable effect will have a material impact on our 2006 results of operations. In May 2006, CMS published its annual increase to the federal component of the Psych PPS per diem rate. This increase includes the effects of market basket updates resulting in a 4.5% increase in total payments for Rate Year 2007, covering the period of July 1, 2006 to June 30, 2007.

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

In February 2005, a Texas Medicaid State Plan Amendment went into effect that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In connection with this program, we earned $3 million in each of the three month periods ended March 31, 2006 and 2005. For the remainder of the state fiscal year 2006 (covering the period of April 1, 2006 through August 31, 2006), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $6 million.

In September 2005, legislation in Texas went into effect that ensures that some form of Medicaid managed care will exist in every Texas county. In addition, the Texas STAR+PLUS program, which provides long-term care to elderly and disabled Medicaid beneficiaries in the Harris County service area will be expanded to seven additional service areas. Such actions could have a material unfavorable impact on the reimbursement our Texas hospitals receive.

Page 30 of 40 Pages

Also included in our financial results during 2005 was $6 million in non-recurring Medicaid payments from Texas for a State Fiscal Year 2005 state-wide upper payment limit (“UPL”) Medicaid payment program. This UPL program has not been renewed by Texas for SFY2006.

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

We operate two freestanding psychiatric hospitals in the Dallas, Texas region that operate under the Lone Star Select II prospective per diem payment program. We were notified by the Commission that this per diem payment program will terminate on August 31, 2006. If the Commission is unable to develop an alternate prospective payment methodology effective for September 1, 2006, these affected facilities would be paid based on a TEFRA cost based payment system.

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

Page 31 of 40 Pages

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

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2006 fiscal years (covering the period of September 1, 2005 through August 31, 2006 for Texas and July 1, 2005 through June 30, 2006 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the 2006 fiscal years, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Included in our financial results was an aggregate of $9 million during each of the three month periods ended March 31, 2006 and 2005 from these programs. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $8 million and $9 million during the three month periods ended March 31, 2006 and 2005, respectively. Combined income before income taxes from these entities was $2 million and $1 million during the three months ended March 31, 2006 and 2005, respectively.

Interest expense decreased $2 million to $9 million during the three months ended March 31, 2006 as compared to $11 million during the comparable prior year quarter due primarily to lower average outstanding borrowings.

Page 32 of 40 Pages

The effective tax rate was 37.6% and 36.7% during the three month periods ended March 31, 2006 and 2005, respectively. The increase in the effective tax rate during the first quarter of 2006, as compared to the comparable prior year quarter, was due primarily to an increase in the effective state income tax rate.

Discontinued Operations

During 2005, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold the following hospitals and businesses:

•	sold a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

•	sold a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

•	sold a home health business in Bradenton, Florida during the first quarter of 2005;

•	sold our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005, and;

•	sold the assets of a closed a women’s hospital located in Edmond, Oklahoma in September, 2005.

The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “Income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the three month periods ended March 31, 2006 and 2005. The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

Income from discontinued operations, net of income taxes	Three Months Ended March 31,
	2006	2005
Net revenues	$204	$119,549
Income from operations	940	4,936
Gain on divestitures	—	9,096
Provision for asset impairment	—	(3,105)

Income from discontinued operations, pre-tax	940	10,927
Income tax provision	(348)	(4,208)

Income from discontinued operations, net of income taxes	$592	$6,719

Impact of Hurricane Katrina

In August, 2005, our facilities listed below were severely damage from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to assess the damage and evaluate the likely recovery period for the facilities and surrounding communities.

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

Since these facilities have been closed since Hurricane Katrina and therefore no revenues are reflected in our Consolidated Statements of Income for the post-hurricane period, we have excluded the financial and statistical results for these facilities from our “same facility” results for the periods of January 1st through March 31st of 2006 and 2005.

Included in our financial results for the three month period ended March 31, 2006 was a combined after-tax charge of $4.1 million ($6.9 million pre-tax and pre-minority interest) consisting primarily of expenses incurred in connection with remediation of the hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.

Page 33 of 40 Pages

Also included in our financial results for the three month period ended March 31, 2006 was $13.1 million of after-tax, hurricane related insurance recoveries ($22.3 million pre-tax and pre-minority interest). At the time of Hurricane Katrina, we maintained commercial insurance policies with a combined potential coverage of $279 million for property damage and business interruption insurance. As of March 31, 2006, we received total Hurricane Katrina related commercial insurance proceeds of $103 million. During the first quarter of 2006, we filed our formal Hurricane Katrina related insurance claim with a commercial insurer. Although our claims for hurricane-related losses exceeded the recoveries we have recorded as of March 31, 2006, thereby making us entitled to hurricane-related insurance proceeds in excess of those recorded as of March 31, 2006, the timing and amount of such proceeds can not be determined at this time since they will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

Professional and General Liability Claims and Property Insurance

Due to unfavorable pricing and availability trends in the professional and general liability insurance markets, our subsidiaries have assumed a greater portion of the hospital professional and general liability risk as the cost of commercial professional and general liability insurance coverage has risen significantly. Effective January 1, 2006, most of our subsidiaries were self-insured for malpractice exposure up to $20 million per occurrence. We purchased an umbrella excess policy for our subsidiaries through a commercial insurance carrier for coverage in excess of $20 million per occurrence with a $75 million aggregate limitation. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in claims asserted against us, will not have a material adverse effect on our future results of operations.

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

As of March 31, 2006, the total accrual for our professional and general liability claims was $232.3 million ($224.6 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. Included in other assets was $7.7 million as of March 31, 2006 and $8.8 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Prior to 2006, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation. Due to a sharp increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased significantly. As a result, catastrophic coverage for flood, earthquake and windstorm has been limited to annual aggregate losses (as opposed to per occurrence losses) and coverage has been limited to lower sub-limits for named windstorms, earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Page 34 of 40 Pages

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $110 million during the three months ended March 31, 2006 and $135 million during the comparable prior year quarter. The $24 million net decrease was primarily attributable to the following:

•	an unfavorable change of $35 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, hurricane-related insurance recoveries and provision for asset impairment). This unfavorable change was due, in part, to a decrease in income generated by our acute care facilities during the first quarter of 2006, as compared to the comparable prior year quarter, (as discussed above in “Acute Care Hospital Services”) and the $7 million pre-tax hurricane-related expenses incurred during the first quarter of 2006;

•	a favorable change of $18 million in accounts receivable, and;

•	$7 million of other net unfavorable changes.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the quarter. The result is divided into the accounts receivable balance at the end of each quarter to obtain the DSO. Our DSO were 47 days at March 31, 2006 and 51 days at March 31, 2005.

Net cash provided by/used in investing activities

During the three month period ended March 31, 2006, we used $67 million of net cash in investing activities as compared to $61 million of net cash provided by investing activities during the three months ended March 31, 2005.

During the first three months of 2006, we used $67 million of net cash in investing activities as follows:

•	spent $83 million to finance capital expenditures at our facilities, including construction costs related to a new 170-bed acute care hospital in Las Vegas, Nevada, a new 104-bed replacement acute care hospital in Eagle Pass, Texas, a new 120-bed children’s hospital in Edinburg, Texas and a new 134-bed replacement behavioral health care facility in McAllen, Texas;

•	spent $12 million to acquire the assets of a closed behavioral health care facility located in Florida, and;

•	received $28 million of commercial insurance proceeds in connection with damage sustained from Hurricane Katrina.

During the first three months of 2005, we received $61 million of net cash provided by investing activities as follows:

•	received $125 million of proceeds from the sale of two acute care facilities located in Puerto Rico and a home health business in Florida;

•	spent $59 million to finance capital expenditures at our facilities, and;

•	spent $5 million to acquire purchase the membership interests in McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C.

We expect to spend approximately $242 million to $252 million for capital expenditures during the remaining nine months of 2006, including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds as discussed below.

Net cash provided by/used in financing activities

During the three month periods ended March 31, 2006 and 2005, we used $43 million and $175 million, respectively, of net cash in financing activities.

Page 35 of 40 Pages

During the first three months of 2006, we used $43 million of net cash from financing activities as follows:

•	spent $39 million of net debt repayments consisting primarily of repayments under our $500 million unsecured non-amortizing revolving credit agreement (“Revolver”), and;

•	spent $4 million to pay an $.08 per share quarterly cash dividend;

During the first three months of 2005, we used $175 million of net cash from financing activities as follows:

•	spent $169 million of net debt repayments consisting primarily of repayments under our Revolver;

•	spent $5 million to pay an $.08 per share quarterly cash dividend, and;

•	spent $1 million of other net cash provided by financing activities.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have a $500 million unsecured non-amortizing revolving credit agreement, which expires on March 4, 2010. The agreement includes a $75 million sub-limit for letters of credit. The interest rate on borrowings is determined at our option at the prime rate, LIBOR plus a spread of .32% to .80% or a money market rate. A facility fee ranging from .08% to .20% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our debt ratings by Standard & Poor’s Ratings Group and Moody’s Investor Services Inc. At March 31, 2006, the applicable margin over the LIBOR rate was 0.50% and the commitment fee was .125%. There are no compensating balance requirements. As of March 31, 2006, we had $70 million of borrowings outstanding under our revolving credit agreement and we had $374 million of available borrowing capacity, net of $56 million of outstanding letters of credit.

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

Our total debt as a percentage of total capitalization was 33% at March 31, 2006 and 35% at December 31, 2005. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2006.

We expect to finance all capital expenditures, acquisitions and potential stock repurchases with internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2006, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. See Note 2 to the Consolidated Financial Statements for disclosure related to the following transactions that occurred subsequent to March 31, 2006: (i) an asset exchange and substitution agreement with Universal Health Realty Income Trust (the “Trust”), and; (ii) renewals of leases on hospital facilities leased from the Trust. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2005.

Page 36 of 40 Pages

As of March 31, 2006, we had outstanding letters of credit and surety bonds totaling $81 million consisting of: (i) $69 million related to our self-insurance programs; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, after giving effect to the Asset Exchange and Substitution Agreement and lease renewals with the Trust as disclosed in Note 2 to the Consolidated Financial Statements, we lease four hospital facilities from the Trust with terms scheduled to expire in 2011 and 2014. These leases contain up to four, 5-year renewal options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2006. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities and Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Page 37 of 40 Pages

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

On August 5, 2004, we were named, together with our subsidiary, Valley Hospital Medical Center, Inc., as defendants in a lawsuit filed in Clark County, Nevada, under the caption Deborah Louise Poblocki v. Universal Health Services, Inc., et al., No. 04-A-489927-C. The plaintiff alleged that the hospital overcharged her and other similarly situated patients who lacked health insurance. The complaint sought class action treatment but no class was certified. The matter was settled in February, 2006 on terms favorable to us.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to evaluate the extent of any potential financial exposure at this time, this matter could have a material adverse effect on our future results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

During 1999, 2004 and 2005, our Board of Directors approved stock repurchase programs authorizing us to purchase up to 11.5 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. The Board of Directors also gave management discretion to use the authorization to purchase its convertible debentures which are due in 2020. Pursuant to the stock and convertible debenture repurchase program, we may purchase shares or debentures on the open market or in negotiated private transactions. Pursuant to the terms of these programs, we purchased 32,482 shares at an average price of $48.22 per share or $1.6 million in the aggregate during the first quarter of 2006. Pursuant to the stock repurchase programs referenced above, we purchased a total of 7.9 million shares at an average purchase price of $50.05 per share or $396.9 million in the aggregate. As of March 31, 2006, the maximum number of shares that may yet be purchased under the program is 3,570,838 shares.

Page 38 of 40 Pages

2006 period	Total number of shares purchased	Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
January, 2006	12,434	12,434	$47.85	$595	3,590,886
February, 2006	2,280	2,280	$48.77	$111	3,588,606
March, 2006	17,768	17,768	$48.41	$860	3,570,838

Total January through March	32,482	32,482	$48.22	$1,566	3,570,838

Dividends

During each of the quarters ended March 31, 2006 and 2005, we declared and paid dividends of $.08 per share.

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

All other items of this Report are inapplicable.

Page 39 of 40 Pages

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 9, 2006	/s/Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer).

Page 40 of 40 Pages