Form 10-Q
period 2006-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2006-08-09
CIK 352915

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2006:

Class A	3,328,404
Class B	53,259,682
Class C	335,800
Class D	25,313

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$1,047,673	$990,888	$2,081,962	$1,997,533

Operating charges:
Salaries, wages and benefits	434,756	407,897	876,988	814,237
Other operating expenses	248,956	234,707	497,057	465,872
Supplies expense	124,814	126,124	253,327	252,660
Provision for doubtful accounts	87,182	95,478	162,189	177,886
Depreciation and amortization	40,369	37,988	79,399	77,684
Lease and rental expense	15,831	15,288	32,063	30,755
Hurricane related expenses	3,356	—	10,260	—
Hurricane insurance recoveries	(25,000)	—	(47,291)	—

	930,264	917,482	1,863,992	1,819,094

Income before interest expense, minority interests and income taxes	117,409	73,406	217,970	178,439

Interest expense, net	8,697	7,450	17,222	18,126
Minority interests in earnings of consolidated entities	11,492	7,926	22,669	15,845

Income before income taxes	97,220	58,030	178,079	144,468
Provision for income taxes	36,349	21,398	66,716	53,146

Income from continuing operations	60,871	36,632	111,363	91,322

(Loss) income from discontinued operations, net of income tax benefit of $360 and provision of $57.5 million during the three month periods ended June 30, 2006 and 2005, respectively, and income tax benefit of $12 and provision of $61.7 million during the six months ended June 30, 2006 and 2005, respectively	(612)	122,211	(20)	128,930

Net income	$60,259	$158,843	$111,343	$220,252

Basic earnings (loss) per share:
From continuing operations	$1.13	$0.65	$2.07	$1.60
From discontinued operations	(0.01)	2.16	0.00	2.26

Total basic earnings per share	$1.12	$2.81	$2.07	$3.86

Diluted earnings (loss) per share:
From continuing operations	$1.05	$0.61	$1.93	$1.50
From discontinued operations	(0.01)	1.92	0.00	2.01

Total diluted earnings per share	$1.04	$2.53	$1.93	$3.51

Weighted average number of common shares - basic	53,730	56,425	53,749	56,974
Add: Shares for conversion of convertible debentures	5,999	6,577	6,286	6,577
Other share equivalents	258	646	237	481

Weighted average number of common shares and equivalents - diluted	59,987	63,648	60,272	64,032

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$124,350	$7,963
Accounts receivable, net	546,344	499,726
Supplies	54,043	52,835
Other current assets	28,047	27,267
Deferred income taxes	26,256	20,507

Total current assets	779,040	608,298

Property and equipment	2,470,850	2,303,348
Less: accumulated depreciation	(921,673)	(873,695)

	1,549,177	1,429,653

Other assets:
Goodwill	686,561	686,211
Deferred charges	5,981	10,152
Other	124,862	124,395

	817,404	820,758

	$3,145,621	$2,858,709

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,646	$5,191
Accounts payable and accrued liabilities	426,568	421,286
Federal and state taxes	169,161	97,693

Total current liabilities	599,375	524,170

Other noncurrent liabilities	335,302	289,195
Minority interests	179,252	159,879
Long-term debt	465,284	637,654
Deferred income taxes	35,440	42,713
Commitments and contingencies

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2006 and 3,328,404 in 2005	33	33
Class B Common Stock, 55,082,768 shares outstanding in 2006 and 50,281,543 in 2005	551	503
Class C Common Stock, 335,800 shares outstanding in 2006 and 335,800 in 2005	3	3
Class D Common Stock, 25,321 shares outstanding in 2006 and 25,626 in 2005	—	—
Capital in excess of par	227,650	—
Deferred compensation	(10,246)	(3,561)
Cumulative dividends	(49,777)	(41,157)
Retained earnings	1,371,341	1,259,998
Accumulated other comprehensive loss	(8,587)	(10,721)

	1,530,968	1,205,098

	$3,145,621	$2,858,709

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$111,343	$220,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	79,399	85,758
Accretion of discount on convertible debentures	6,364	6,244
Hurricane insurance recoveries	(47,291)	—
Gains on sales of assets and businesses, net of losses	—	(186,221)
Provision for asset impairment	—	3,105
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(46,618)	(46,358)
Accrued interest	(488)	734
Accrued and deferred income taxes	57,195	55,574
Other working capital accounts	(6,702)	47,485
Other assets and deferred charges	(856)	3,554
Other	7,884	4,117
Minority interest in earnings of consolidated entities, net of distributions	10,734	12,668
Accrued insurance expense, net of commercial premiums paid	41,173	42,945
Payments made in settlement of self-insurance claims	(23,065)	(19,419)

Net cash provided by operating activities	189,072	230,438

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(152,673)	(108,847)
Acquisition of property and businesses	(14,250)	(5,225)
Hurricane insurance recoveries received	53,000	—
Proceeds received from sales of assets and businesses	—	377,136

Net cash (used in) provided by investing activities	(113,923)	263,064

Cash Flows from Financing Activities:
Reduction of long-term debt	(140,824)	(263,290)
Additional borrowings	248,645	7,823
Issuance of common stock	2,638	11,443
Repurchase of common shares	(71,008)	(157,526)
Dividends paid	(8,620)	(9,115)
Financing costs	(1,625)	(1,215)
Net cash received for termination of derivatives	3,393	—
Capital contributions from minority member	8,639	—

Net cash provided by (used in) financing activities	41,238	(411,880)

Increase in cash and cash equivalents	116,387	81,622
Cash and cash equivalents, beginning of period	7,963	33,125

Cash and cash equivalents, end of period	$124,350	$114,747

Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,019	$15,397

Income taxes paid, net of refunds	$9,559	$58,195

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended June 30, 2006. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2006, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $355,000 and $353,000 during the three month periods ended June 30, 2006 and 2005, respectively, and $702,000 and $708,000 during the six month periods ended June 30, 2006 and 2005, respectively. Our pre-tax share of income from the Trust was $457,000 and $609,000 during the three month periods ended June 30, 2006 and 2005, respectively, and $788,000 and $909,000 during the six month periods ended June 30, 2006 and 2005, respectively, and is included in net revenues in the accompanying condensed consolidated statements of income. The carrying value of this investment was $9.6 million at June 30, 2006 and $9.7 million at December 31, 2005, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $24.7 million at both June 30, 2006 and December 31, 2005.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million during each of the three month periods ended June 30, 2006 and 2005 and $8.0 million and $8.1 million during the six month periods ended June 30, 2006 and 2005, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

In April of 2006, the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. The exchange and substitution was completed in July of 2006. The estimated total value of this exchange and substitution package is approximately $25.2 million based upon the combined actual and estimated construction costs of the Capital Additions. Since the estimated total value of the substitution package is expected to exceed the FMV of Chalmette, the excess amount will be paid to us in cash upon completion of the Inland Valley Capital Additions. The total rent payable by us to the Trust on the Capital Additions included in the substitution package (excluding the rent on the Capital Additions in excess of the FMV of Chalmette) is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the last three years. We will pay incremental rent on the Capital Additions in excess of the FMV of Chalmette at a rate equal to the prevailing five-year treasury rate plus 200 basis points at the time of funding (minimum rate 6.75%).

Also in April of 2006, as part of the overall arrangement, we agreed not to exercise our purchase options under the leases at the end of the then current lease terms, but rather, we agreed to early five year renewals of the leases between the Trust and each of Inland Valley, Wellington and McAllen Medical Center, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, on April 24, 2006, the Trust and each of the individual lessees entered into amended and restated leases relating to their respective, individual properties.

Pursuant to the Master Lease Document by and among the Trust and certain subsidiaries of ours, dated December 24, 1986 (the “Master Lease”), which governs all leases of properties with our subsidiaries, we have the right to purchase the leased properties at the end of each lease term at each property’s fair market value purchase price. As part of the overall exchange and substitution proposal, as well as the early five year lease renewals on Inland Valley, Wellington, McAllen and Bridgeway, the Trust agreed to amend the Master Lease to include a change of control provision and a provision granting us the right to purchase each of the leased properties, at their fair market value purchase price, on one month’s notice to the Trust in the event such change of control occurs.

After giving effect to the Asset Exchange and Substitution Agreement (which was finalized subsequent to June 30, 2006) and the various lease renewals discussed above, our subsidiaries lease four hospital facilities owned by the Trust with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of our four hospital facilities:

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

Other Related Party Transactions:

Our Chairman of the Board of Directors and Chief Executive Officer has agreed to provide a portion of funding for the construction of a new business school building for The Mason School of Business at The College of William and Mary, his alma mater. In recognition of his leadership and support, The College of William and Mary announced in March 2006 that the new business school building will be named for Mr. Miller.

On July 25, 2006, our Board of Directors (the “Board”), in honor of Mr. Miller, authorized the Company to fund a portion of Mr. Miller’s gift to The College of William and Mary in the aggregate amount of $5 million, payable in five annual installments commencing in 2006. It is likely that our contribution will be viewed as compensation to Mr. Miller for tax and accounting purposes. We anticipate that we will take a charge for the present value of the aggregate contribution amount in the third quarter of 2006 and that a deduction for income tax purposes will not be available.

Our Chairman of the Board of Directors and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team owned approximately 6% of the outstanding shares of Broadlane, Inc. as of March 31, 2006. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We have also committed to pay this company a license fee totaling $25.3 million over a five-year period, of which $10.8 million has been paid as of June 30, 2006.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of June 30, 2006 and December 31, 2005, the minority interest liability of $179.3 million and $159.9 million, respectively, consists primarily of: (i) third-party ownership interests of approximately 28% in four operating acute care facilities and one currently under construction located in Las Vegas, Nevada; (ii) a 20% third-party ownership in an acute care facility located in Washington D.C., and; (iii) a 10% third-party ownership in two acute care facilities located in Louisiana.

In connection with the four acute care facilities located in Las Vegas, Nevada, the third-party owners have certain “put rights” that may require the respective limited liabilities companies (“LLCs”) to purchase the minority member’s interests upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds.

We own a 90% controlling interest in the two acute care facilities located in Louisiana and the remaining 10% is owned by a third-party minority member. These facilities were severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005. Since the Hurricane, all facilities remain closed and non-operational and we continue to assess the damage and the likely recovery period for the facilities and surrounding communities. In connection with these facilities, the minority member has certain “put rights” which can be exercised at any time within 180 days of the third (January, 2007), fifth (January, 2009), tenth (January, 2014) or fifteenth (January, 2019) anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These put rights, if exercised, would require the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s initial contribution in each facility, or; (ii) the minority member’s interest multiplied by the annualized net revenue of each facility for the 12 month period ending on the date of exercise of the put right. We also have certain “call rights” that would allow the LLC to purchase the minority member’s shares which can be exercised at any time within 180 days of the third, fifth, tenth or fifteenth anniversary of the closing dates, or at any time if certain determinations are made as specified in the agreement. These call rights allow the LLC to purchase the minority member’s interest at a price that is the greater of: (i) a fixed amount as stipulated in the agreement that approximates the minority member’s initial contribution in each facility, plus a premium, or; (ii) the minority member’s percentage interest multiplied by the annualized net revenue of each facility plus a premium for the 12 month period ending on the date of exercise of the call right.

(4) Long-term debt

Subsequent to June 30, 2006, we amended our $500 million unsecured non-amortizing revolving credit agreement which was scheduled to expire on March 4, 2010. The amended facility was increased to $650 million and will expire on July 28, 2011. The amendment increases the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.37% to 0.575%, or; (ii) at the higher of the prime rate or the federal funds rate plus 0.5%. A facility fee ranging from 0.07 to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2006, the applicable margin over the LIBOR rate was 0.50% and the commitment fee was .125%. There are no compensating balance requirements. As of June 30, 2006, we had no borrowings outstanding under our revolving credit agreement and, including the increased borrowing capacity, we had $592 million of available borrowing capacity, net of $58 million of outstanding letters of credit.

On June 30, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. During the second quarter of 2006, in connection with the issuance of the Notes, we entered into treasury lock agreements (“T-Locks”), with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income, net of income taxes, and will be amortized over the life of the 10-year Notes.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011. The interest on the senior notes is paid semiannually in arrears on May 15 and November 15 of each year. The senior notes can be redeemed in whole at any time and in part from time to time.

On June 23, 2006, we exercised our right to redeem our convertible debentures due in 2020 (the “Debentures”) at a price of $543.41 per $1,000 principal amount of Debenture. The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity was 5% per annum, .426% of which was cash interest. The Debentures were convertible at the option of the holders into 11.2048 shares of our common stock per $1,000 of Debentures, however, we had the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. During the second quarter of 2006, approximately 10% of the Debentures were redeemed or repurchased. We spent an aggregate of approximately $31 million to either redeem Debentures at a price of $543.41 per $1,000 principal amount of Debenture or repurchase Debentures on the open market. In late June of 2006, approximately 90% of the holders converted their Debentures into 5.9 million shares of our Class B Common Stock. In connection with this conversion, we reclassified approximately $288 million of long-term debt to capital in excess of par.

(5) Commitments and Contingencies

Effective January 1, 2006, most of our subsidiaries became self-insured for malpractice exposure up to $20 million per occurrence, as compared to $25 million per occurrence in the prior year. We purchased several excess policies for our subsidiaries through commercial insurance carriers for coverage in excess of $20 million per occurrence with a $75 million total aggregate. We also purchased a commercial excess policy with a $100 million limit for our subsidiaries for professional and general liability exposure in excess of $95 million per occurrence.

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in claims asserted against us will not have a material adverse effect on our future results of operations.

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

As of June 30, 2006, the total accrual for our professional and general liability claims was $237.8 million ($231.1 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. Included in other assets was $6.7 million as of June 30, 2006 and $8.8 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

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

As of June 30, 2006, we had outstanding letters of credit and surety bonds totaling $84 million consisting of: (i) $70 million related to our self-insurance programs; (ii) $8 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, we have recorded an estimated minimum provision in connection with this matter which did not have a material effect on our financial statements or results of operations.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column for both periods presented are the combined assets of $4.4 million and $47.8 million as of June 30, 2006 and 2005, respectively, related to the acute care facilities and international acute care hospital services reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Four of our acute care facilities were severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005. The resulting hurricane-related expenses and hurricane-related insurance recoveries are reflected in the Acute Care Hospital Services data shown below for the three and six months period ended June 30, 2006.

	Three Months Ended June 30, 2006
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,853,383	$418,824	—	$2,272,207
Gross outpatient revenues	$720,893	$53,522	$20,944	$795,359
Total net revenues	$775,976	$259,618	$12,079	$1,047,673
Income/(loss) before income taxes	$76,574	$55,491	$(34,845)	$97,220
Total assets as of 6/30/06	$2,010,365	$729,201	$406,055	$3,145,621
Licensed beds	5,014	6,439	—	11,453
Available beds	4,724	6,381	—	11,105
Patient days	267,926	466,554	—	734,480
Admissions	60,551	27,928	—	88,479
Average length of stay	4.4	16.7	—	8.3

	Six Months Ended June 30, 2006
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$3,794,538	$828,224	—	$4,622,762
Gross outpatient revenues	$1,429,404	$106,796	$41,665	$1,577,865
Total net revenues	$1,545,928	$513,246	$22,788	$2,081,962
Income/(loss) before income taxes	$151,126	$105,102	$(78,149)	$178,079
Total assets as of 6/30/06	$2,010,365	$729,201	$406,055	$3,145,621
Licensed beds	5,002	6,419	—	11,421
Available beds	4,707	6,361	—	11,068
Patient days	551,174	918,439	—	1,469,613
Admissions	123,718	56,000	—	179,718
Average length of stay	4.5	16.4	—	8.2

	Three Months Ended June 30, 2005
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,839,847	$344,811	—	$2,184,658
Gross outpatient revenues	$718,853	$51,466	$20,920	$791,239
Total net revenues	$780,873	$199,388	$10,627	$990,888
Income/(loss) before income taxes	$49,180	$43,765	$(34,915)	$58,030
Total assets as of 6/30/05	$2,028,433	$428,654	$306,338	$2,763,425
Licensed beds	5,552	4,456	—	10,008
Available beds	5,134	4,373	—	9,507
Patient days	289,568	343,214	—	632,782
Admissions	64,301	25,983	—	90,284
Average length of stay	4.5	13.2	—	7.0

	Six Months Ended June 30, 2005
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$3,786,715	$670,708	—	$4,457,423
Gross outpatient revenues	$1,409,433	$99,981	$44,111	$1,553,525
Total net revenues	$1,587,497	$388,948	$21,088	$1,997,533
Income/(loss) before income taxes	$134,430	$83,611	$(73,573)	$144,468
Total assets as of 6/30/05	$2,028,433	$428,654	$306,338	$2,763,425
Licensed beds	5,550	4,435	—	9,985
Available beds	5,130	4,364	—	9,494
Patient days	602,068	669,088	—	1,271,156
Admissions	131,392	51,028	—	182,420
Average length of stay	4.6	13.1	—	7.0

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)
	2006	2005	2006	2005
Basic:
Income from continuing operations	$60,871	$36,632	$111,363	$91,322
Less: Dividends on unvested restricted stock, net of taxes	(21)	(28)	(43)	(55)

Income from continuing operations – basic	$60,850	$36,604	$111,320	$91,267
(Loss) income from discontinued operations	(612)	122,211	(20)	128,930

Net income – basic	$60,238	$158,815	$111,300	$220,197

Diluted:
Income from continuing operations	$60,871	$36,632	$111,363	$91,322
Less: Dividends on unvested restricted stock, net of taxes	(21)	(28)	(43)	(55)
Add: Debenture interest, net of taxes	2,445	2,382	4,902	4,764

Income from continuing operations-diluted	$63,295	$38,986	$116,222	$96,031
(Loss) income from discontinued operations	(612)	122,211	(20)	128,930

Net income – diluted	$62,683	$161,197	$116,202	$224,961

Weighted average number of common shares	53,730	56,425	53,749	56,974
Net effect of dilutive stock options and grants based on the treasury stock method	258	646	237	481
Assumed conversion of discounted convertible debentures	5,999	6,577	6,286	6,577

Weighted average number of common shares and equivalents	59,987	63,648	60,272	64,032

Earnings (Loss) Per Basic Share:
From continuing operations	$1.13	$0.65	$2.07	$1.60
From discontinued operations	(0.01)	2.16	0.00	2.26

Total earnings per basic share	$1.12	$2.81	$2.07	$3.86

Earnings (Loss) Per Diluted Share:
From continuing operations	$1.05	$0.61	$1.93	$1.50
From discontinued operations	(0.01)	1.92	0.00	2.01

Total earnings per diluted share	$1.04	$2.53	$1.93	$3.51

Stock-Based Compensation: At June 30, 2006, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The estimated impact of adopting SFAS No. 123R for the year ended December 31, 2006, assuming no stock options are granted during the year, is expected to reduce net income by $3.8 million ($6.1 million pre-tax), or approximately $.07 per diluted share. In accordance with SFAS No. 123, the pro forma impact of expensing stock options for the year ended December 31, 2005 would have been a reduction in net income by $3.9 million ($6.2 million pre-tax) for the year, or $.06 per diluted share.

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

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. Prior to the adoption of SFAS No. 123R, we presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. For the first six months of 2006, there were no excess tax benefits generated.

An aggregate of four million shares of Class B Common Stock have been reserved under the 2005 Stock Incentive Plan, and there have been 312,500 stock options, net of cancellations, granted under this plan as of June 30, 2006. There are 3,687,500 shares available for future grant under our 2005 Stock Incentive Plan.

For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock option plan as of June 30, 2005, is shown in the table below (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	(in thousands, except per share data)
	2005	2005
Income from continuing operations	$36,632	$91,322
Add: total stock-based compensation expenses included in net income (a)	2,423	2,988
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(3,439)	(4,804)

Pro forma net income from continuing operations	35,616	89,506
Income from discontinued operations, net of income taxes	122,211	128,930

Pro forma net income	$157,827	$218,436

Basic earnings per share, as reported:
From continuing operations	$0.65	$1.60
From discontinued operations	$2.16	$2.26

Total basic earnings per share, as reported	$2.81	$3.86

Basic earnings per share, pro forma:
From continuing operations	$0.64	$1.57
From discontinued operations	$2.16	$2.26

Total basic earnings per share, pro forma	$2.80	$3.83

Diluted earnings per share, as reported:
From continuing operations	$0.61	$1.50
From discontinued operations	$1.92	$2.01

Total diluted earnings per share, as reported	$2.53	$3.51

Diluted earnings per share, pro forma:
From continuing operations	$0.60	$1.47
From discontinued operations	$1.92	$2.01

Total diluted earnings per share, pro forma	$2.52	$3.48

(a)	Net of income tax benefit of $1.4 million and $1.7 million during the three and six month periods ended June 30, 2005, respectively.
(b)	Net of income tax provision of $2.0 million and $2.8 million during the three and six month periods ended June 30, 2005, respectively.

Under our stock option plan, the exercise price equals the market price of the company’s stock on the date of grant. Options under the plan generally vest ratably over four years and expire five years after the date of grant.

Compensation cost related to stock options is generally recognized over the straight-line method over the stated vesting period of the award. As of January 1, 2006, there was $15.0 million of unrecognized compensation cost related to nonvested stock options expected to be recognized over a period of approximately four years. During the three and six months ending June 30, 2006, compensation cost of $1.5 million ($1.0 million after-tax) and $3.2 million ($2.0 million after-tax), respectively, was recognized related to outstanding stock options scheduled to vest post January 1, 2006. The fair value of the options granted or vesting after January 1, 2006 was estimated using the Black Scholes option valuation model with the following weighted average assumption ranges:

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

The weighted-average grant-date fair value of options granted during the first six months of 2006 was $14.07 per option. There were no options granted during the second quarter of 2006.

A summary of stock option activity during the three and six months ended June 30, 2006 is presented below:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range (High-Low)
Balance, January 1, 2006	1,506,325	$46.39	$54.88 -$37.82
Granted	39,500	$51.04	$51.04 -$51.04
Exercised	(54,600)	$41.42	$48.85 -$38.50
Cancelled	(30,500)	$48.36	$48.85 -$38.50

Balance, March 31, 2006	1,460,725	$46.66	$54.88 -$37.82
Granted	—	N/A	N/A
Exercised	(45,225)	$41.93	$48.85 -$37.82
Cancelled	(68,500)	$48.46	$52.12 -$38.50

Balance, June 30, 2006	1,347,000	$46.73	$54.88 -$38.50

Exercisable, June 30, 2006	440,837	$43.59	$54.88 -$38.50

The aggregate intrinsic value of outstanding and exercisable stock options at June 30, 2006 is $4.8 million and $2.9 million, respectively. The total in-the-money value of all stock options exercised during the three and six months ended June 30, 2006 was $421,000 and $771,000, respectively.

For restricted grant awards issued after January 1, 2006, the grant-date fair value of the restricted stock is generally estimated on the date of grant based on the market price of the stock, and compensation cost is generally amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

A summary of restricted stock grant activity for the three and six months ended June 30, 2006 is presented below:

Outstanding Grants	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2006	248,536	$49.66
Granted	200,000	$50.79
Paid Out	(39,780)	$48.05
Cancelled	(393)	$51.15

Balance, March 31, 2006	408,363	$50.42
Granted	—	N/A
Paid Out	—	N/A
Cancelled	(1,121)	$51.15

Balance, June 30, 2006	407,242	$50.37

The compensation cost charges against income in the three and six months ended June 30, 2006 for restricted stock grants were approximately $1.7 million ($1.1 million after-tax) and $2.8 million ($1.8 million after-tax), respectively. As of June 30, 2006, there was approximately $10.2 million of unrecognized compensation cost related to restricted stock grants.

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

(amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$60,259	$158,843	$111,343	$220,252
Other comprehensive income (loss):
Foreign currency translation adjustments (a)	—	(9,856)	—	(13,544)

Adjustment for losses reclassified into income (b)	—	62	—	794
Unrealized derivative gains on cash flow hedges (c)	2,135	1,346	2,135	1,163

Comprehensive income	$62,394	$150,395	$113,478	$208,665

(a)	Upon sale of our French assets during the second quarter of 2005, the cumulative foreign currency translation adjustments included in accumulated other comprehensive income/loss, net of income taxes, were reclassified through the income statement and included in the $120.7 million after-tax gain on sale recorded during the second quarter of 2005.
(b)	Net of income tax provision of $35 during the three month periods ended June 30, 2005 and $683 million during the six month periods ended June 30, 2005.
(c)	Net of income tax provision of $1,258 and $771 during the three month periods ended June 30, 2006 and 2005, respectively, and $1,258 and $666 during the six month periods ended June 30, 2006 and 2005, respectively.

(9) Dispositions and Acquisitions

Acquisitions during the six months ended June 30, 2006:

•	We paid $14 million to acquire the assets of closed behavioral health care facilities located in Florida and Georgia.

Acquisition during the six months ended June 30, 2005:

•	We paid $5.2 million in cash to acquire the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we also assumed a $9.8 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

Dispositions during the six months ended June 30, 2005:

During the first six months of 2005, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold the following hospitals and businesses for cash proceeds of $377 million:

•	sold a 430-bed hospital located in Bayamon, Puerto Rico during the first quarter of 2005;

•	sold a 180-bed hospital located in Fajardo, Puerto Rico during the first quarter of 2005;

•	sold a home health business in Bradenton, Florida during the first quarter of 2005, and;

•	sold our 81.5% ownership interest in an operating company that owned and managed 14 hospitals in France, during the second quarter of 2005.

In addition, we also sold the assets of a closed a women’s hospital located in Edmond, Oklahoma in September, 2005. The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the three and six month periods ended June 30, 2006 and 2005. The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(Loss) income from discontinued operations, net of income taxes	2006	2005	2006	2005
Net revenues	$(43)	$46,258	$161	165,805

(Loss) income before gain and income taxes	(972)	2,602	(32)	7,538
Gain on divestitures	—	177,125	—	186,221
Provision for asset impairment	—	—	—	(3,105)

(Loss) income from discontinued operations	(972)	179,727	(32)	190,654
Income tax benefit (provision)	360	(57,516)	12	(61,724)

(Loss) income from discontinued operations, net of income taxes	$(612)	$122,211	$(20)	$128,930

(10) Dividends

A dividend of $.08 per share or $4.3 million in the aggregate was declared by the Board of Directors on May 17, 2006 and was paid on June 15, 2006 to shareholders of record as of June 1, 2006.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$348	$247	$696	$494
Interest cost	1,100	1,072	2,200	2,144
Expected return on assets	(935)	(957)	(1,870)	(1,914)
Recognized actuarial loss	444	415	888	830

Net periodic pension cost	$957	$777	$1,914	$1,554

During the six months ended June 30, 2006 there were no employer contributions paid.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of June 30, 2006, we owned and/or operated 28 acute care hospitals and 102 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we managed and/or owned outright or in partnership with physicians, 14 surgical hospitals, surgery centers and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75% of our consolidated net revenues during each of the three and six month periods ended June 30, 2006 and 80% of our consolidated net revenues during each of the three and six month periods ended June 30, 2005. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of the three and six month periods ended June 30, 2006 and 20% of our consolidated net revenues during each of the three and six month periods ended June 30, 2005.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% and 40% of our net patient revenues during the three month periods ended June 30, 2006 and 2005, respectively, and 37% and 38% of our net patient revenues during the six month periods ended June 30, 2006 and 2005, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 42% of our net patient revenues during each of the three and six month periods ended June 30, 2006 and 2005.

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

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care, based on charges at established rates, amounting to $88 million and $75 million during the three month periods ended June 30, 2006 and 2005, respectively, and $184 million and $151 million during the six month periods ended June 30, 2006 and 2005, respectively.

On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $15 million and $29 million during the three and six months ended June 30, 2006, respectively. The implementation of this discount policy did not have a significant impact on net income during the three and six month periods of 2006.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At June 30, 2006 and December 31, 2005, accounts receivable are recorded net of allowance for doubtful accounts of $98 million and $105 million, respectively.

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

Physician Guarantees and Commitments: On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on our consolidated results of operations or consolidated financial position for the three and six months ended June 30, 2006. We have $36.1 million of potential future financial obligations pursuant to contractual guarantees outstanding as of June 30, 2006, of which $9.4 million is committed during the remainder of 2006, $10.9 million is committed during 2007 and $15.8 million is committed during 2008.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended June 30, 2006 and 2005 (dollar amounts in thousands):

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,047,673	100.0%	$990,888	100.0%

Operating charges:
Salaries, wages and benefits	434,756	41.5%	407,897	41.2%
Other operating expenses	248,956	23.8%	234,707	23.7%
Supplies expense	124,814	11.9%	126,124	12.7%
Provision for doubtful accounts	87,182	8.3%	95,478	9.6%
Depreciation and amortization	40,369	3.9%	37,988	3.8%
Lease and rental expense	15,831	1.5%	15,288	1.6%
Hurricane related expenses	3,356	0.3%	—	—
Hurricane insurance recoveries	(25,000)	-2.4%	—	—

Subtotal operating expenses	930,264	88.8%	917,482	92.6%

Income before interest expense, minority interests and income taxes	117,409	11.2%	73,406	7.4%

Interest expense, net	8,697	0.8%	7,450	0.7%
Minority interests in earnings of consolidated entities	11,492	1.1%	7,926	0.8%

Income before income taxes	97,220	9.3%	58,030	5.9%
Provision for income taxes	36,349	3.5%	21,398	2.2%

Income from continuing operations	60,871	5.8%	36,632	3.7%

(Loss) income from discontinued operations, net of income taxes	(612)	0.0%	122,211	12.3%

Net income	$60,259	5.8%	$158,843	16.0%

Net revenues increased 6% or $57 million to $1.05 billion during the three month period ended June 30, 2006 as compared to $991 million during the comparable prior year quarter. The increase was attributable to:

•	a $68 million or 8% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$64 million of combined decreases in revenues resulting from the closure of our acute care facilities located in Louisiana that were severely damaged by Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the second quarter of 2005), and;

•	$53 million of other combined increases in revenues resulting primarily from the revenues generated at behavioral health care facilities acquired during 2005 (consists primarily of revenues generated at the 46 behavioral health facilities acquired as part of the KEYS Group Holdings, LLC acquisition during the fourth quarter of 2005).

Income before income taxes increased $39 million to $97 million during the three months ended June 30, 2006 as compared to $58 million during the comparable prior year quarter due primarily to:

•	an increase of $23 million ($25 million pre-minority interest) resulting from the recording of Hurricane insurance recoveries, as discussed below;

•	a decrease of $3 million resulting from charges recorded in connection with the damage sustained from Hurricane Katrina, as discussed below;

•	an increase of $7 million (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services), and;

•	an increase of $12 million in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services).

Net income decreased $99 million to $60 million during the three month period ended June 30, 2006, as compared to $159 million during the comparable prior year quarter due primarily to:

•	an after-tax decrease of $123 million in income/loss from discontinued operations resulting primarily from a $121 million after-tax gain recorded during the second quarter of 2005 on the sale of our majority ownership interest in an operating company that owned 14 hospitals in France;

•	the $39 million increase in income before income taxes, as discussed above;

•	an unfavorable $15 million increase in income taxes resulting from the tax provision on the $39 million increase in income before income taxes.

The following table summarizes our results of operations, and is used in the discussion below, for the six months ended June 30, 2006 and 2005 (dollar amounts in thousands):

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,081,962	100.0%	$1,997,533	100.0%

Operating charges:
Salaries, wages and benefits	876,988	42.1%	814,237	40.8%
Other operating expenses	497,057	23.9%	465,872	23.4%
Supplies expense	253,327	12.2%	252,660	12.6%
Provision for doubtful accounts	162,189	7.8%	177,886	8.9%
Depreciation and amortization	79,399	3.8%	77,684	3.9%
Lease and rental expense	32,063	1.5%	30,755	1.5%
Hurricane related expenses	10,260	0.5%	—	—
Hurricane insurance recoveries	(47,291)	-2.3%	—	—

Subtotal operating expenses	1,863,992	89.5%	1,819,094	91.1%

Income before interest expense, minority interests and income taxes	217,970	10.5%	178,439	8.9%

Interest expense, net	17,222	0.8%	18,126	0.9%
Minority interests in earnings of consolidated entities	22,669	1.1%	15,845	0.8%

Income before income taxes	178,079	8.6%	144,468	7.2%
Provision for income taxes	66,716	3.3%	53,146	2.6%

Income from continuing operations	111,363	5.3%	91,322	4.6%

(Loss) income from discontinued operations, net of income taxes	(20)	0.0%	128,930	6.4%

Net income	$111,343	5.3%	$220,252	11.0%

Net revenues increased 4% or $84 million to $2.08 billion during the six-month period ended June 30, 2006 as compared to $2.00 billion during the comparable prior year six-month period. The increase was attributable to:

•	a $110 million or 6% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$125 million of combined decreases in revenues resulting from the closure of our acute care facilities located in Louisiana that were severely damaged by Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the first six months of 2005), and;

•	$99 million of other combined increases in revenues resulting primarily from the revenues generated at behavioral health care facilities acquired during 2005 (consists primarily of revenues generated at the 46 behavioral health facilities acquired as part of the KEYS Group Holdings, LLC acquisition during the fourth quarter of 2005).

Income before income taxes increased $34 million to $178 million during the six-month period ended June 30, 2006 as compared to $144 million during the comparable prior year six-month period due primarily to:

•	an increase of $44 million ($47 million pre-minority interest) resulting from the recording of Hurricane insurance recoveries, as discussed below;

•	a decrease of $9 million ($10 million pre-minority interest) resulting from charges recorded in connection with the damage sustained from Hurricane Katrina, as discussed below;

•	a decrease of $18 million (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	an increase of $21 million in income before income taxes generated at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a decrease of $4 million in income before income taxes resulting from other combined net unfavorable changes.

Net income decreased $109 million to $111 million during the six-month period ended June 30, 2006, as compared to $220 million during the comparable prior year six-month period due primarily to:

•	an after-tax decrease of $129 million in income/loss from discontinued operations resulting primarily from a $127 million after-tax gain recorded during the 2005 six-month period on the sale of our majority ownership interest in an operating company that owned 14 hospitals in France, the sale of two acute care facilities located in Puerto Rico and a home health business located in Florida;

•	the $34 million increase in income before income taxes, as discussed above, and;

•	an unfavorable $14 million increase in income taxes resulting from the tax provision on the $34 million increase in income before income taxes.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2006 and 2005 (dollar amounts in thousands):

Same Facility – Acute Care

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$770,265	100.0	$715,846	100.0	$1,540,217	100.0	$1,462,003	100.0

Salaries, wages and benefits	287,815	37.3	269,325	37.6	578,961	37.6	537,127	36.7
Other operating expenses	188,559	24.5	167,877	23.5	372,702	24.2	335,630	23.0
Supplies expense	107,719	14.0	103,538	14.5	219,368	14.2	208,305	14.2
Provision for doubtful accounts	81,922	10.6	82,621	11.5	151,667	9.9	156,169	10.7
Depreciation and amortization	32,944	4.3	29,656	4.1	64,468	4.2	60,370	4.1
Lease and rental	10,796	1.4	10,822	1.5	21,868	1.4	21,453	1.5

Subtotal operating expenses	709,755	92.1	663,839	92.7	1,409,034	91.5	1,319,054	90.2

Income before interest expense, minority interests and income taxes	60,510	7.9	52,007	7.3	131,183	8.5	142,949	9.8
Interest expense, net	246	0.0	329	0.0	493	0.0	478	0.0
Minority interests in earnings of consolidated entities	9,234	1.3	6,928	1.0	19,062	1.3	13,986	1.0

Income before income taxes	$51,030	6.6	$44,750	6.3	$111,628	7.2	$128,485	8.8

On a same facility basis during the three month period ended June 30, 2006, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $54 million or 8%. Income before income taxes increased $6 million or 14% to $51 million during the 2006 second quarter as compared to $45 million during the 2005 comparable quarter. On a same facility basis during the six month period ended June 30, 2006, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $78 million or 5%. Income before income taxes decreased $17 million or 13% to $112 million during the 2006 six month period as compared to $129 million during the 2005 comparable prior year period. The factors contributing to the changes in income before income taxes at these facilities are discussed below.

Inpatient admissions to these facilities increased 1.3% during the second quarter of 2006, as compared to the comparable 2005 quarter, while patient days increased 2.5%. The average length of patient stay at these facilities was 4.4 days in each of the three month periods ended June 30, 2006 and 2005. The occupancy rate, based on the average available beds at these facilities, was 62% during the three months ended June 30, 2006 as compared to 61% during the comparable prior year quarter. Inpatient admissions and patient days at these facilities each increased 1.3% during the six months ended June 30, 2006, as compared to the comparable 2005 period. The average length of patient stay at these facilities was 4.5 days in each of the six month periods ended June 30, 2006 and 2005. The occupancy rate, based on the average available beds at these facilities, was 65% during the six months ended June 30, 2006 as compared to 64% during the comparable prior year quarter.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 6.2% and net revenue per adjusted patient day increased 4.9% during the second quarter of 2006 over the comparable prior year quarter. On a same facility basis during the six month period ended June 30, 2006, net revenue per adjusted admission at these facilities increased 3.7% and net revenue per adjusted patient day increased 3.4% over the comparable prior year six month period. On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $15 million and $29 million during the three and six months ended June 30, 2006, respectively. The implementation of this discount policy did not have a significant impact on net income during the three and six month periods of 2006. Excluding the impact of the uninsured discount policy, on a same facility basis, net revenue per adjusted admission at these facilities would have increased 8.2% and 5.7% during the three and six months ended June 30, 2006, respectively, and net revenue per adjusted patient day would have increased 6.9% and 5.4% during the three and six months ended June 30, 2006, as compared to the comparable prior year periods.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care, based on charges at established rates, amounting to $88 million and $75 million during the three month periods ended June 30, 2006 and 2005, respectively, and $184 million and $151 million during the six month periods ended June 30, 2006 and 2005, respectively. On a combined basis, we experienced an increase in the provision for doubtful accounts, charity care and uninsured discount (implemented on January 1, 2006 as mentioned above) during the three and six month periods ended June 30, 2006 as compared to the comparable prior year periods.

The operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. During the three and six month periods ended June 30, 2006, as compared to the comparable prior year periods, combined admissions at these facilities decreased 1.2% and 3.9%, respectively, and combined patient days at these facilities decreased 5.6% and 12.4%, respectively. Combined income before income taxes at these facilities increased $1 million during the three month period ended June 30, 2006, as compared to the comparable prior year quarter, and decreased $8 million during the six month period ended June 30, 2006, as compared to the comparable prior year period. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

As competition in the market has increased, wage rates and physician recruiting costs have risen increasing the continued pressure on operating margins and profitability. In response to these competitive pressures, we have recruited a number of new physicians to the market, are working with many of our managed care plans for greater exclusivity and have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. The financial results for the Edinburg Children’s Hospital and South Texas Behavioral Health Center are included in the same facility financial results presented above. We can not guarantee, however, that such investments will be successful in minimizing the impact of competition in this market.

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

The following table summarizes the results of operations for all our acute care operations during the three and six months ended June 30, 2006 and 2005. Included in these results, in addition to the same facility results shown above, are the financial results for the period of January 1, 2005 through June 30, 2005 for our Louisiana hospitals damaged by Hurricane Katrina as well as the hurricane related expenses and insurance recoveries recorded during the three and six months ended June 30, 2006.

All Acute Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$775,976	100.0	$780,873	100.0	$1,545,928	100.0	$1,587,497	100.0

Salaries, wages and benefits	287,815	37.1	295,320	37.8	578,961	37.4	589,287	37.1
Other operating expenses	188,559	24.3	183,209	23.5	372,732	24.1	366,843	23.1
Supplies expense	107,719	13.9	112,260	14.4	219,368	14.2	225,527	14.2
Provision for doubtful accounts	81,922	10.6	89,300	11.4	151,667	9.8	167,599	10.6
Depreciation and amortization	32,944	4.2	32,094	4.1	64,468	4.2	65,147	4.1
Lease and rental	11,210	1.4	12,165	1.6	22,696	1.5	24,154	1.5
Hurricane related expenses	3,356	0.4	—	—	10,260	0.7	—	—
Hurricane insurance recoveries	(25,000)	-3.2	—	—	(47,291)	-3.1	—	—

Subtotal operating expenses	688,525	88.7	724,348	92.8	1,372,861	88.8	1,438,557	90.6

Income before interest expense, minority interest and income taxes	87,451	11.3	56,525	7.2	173,067	11.2	148,940	9.4
Interest expense, net	246	0.0	333	0.0	493	0.0	486	0.0
Minority interests in earnings of consolidated entities	10,631	1.4	7,012	0.9	21,448	1.4	14,024	0.9

Income before income taxes	$76,574	9.9	$49,180	6.3	$151,126	9.8	$134,430	8.5

During the three months ended June 30, 2006, as compared to the comparable prior year quarter, net revenues at our acute care hospitals decreased 1% or $5 million. The decrease in net revenues was primarily attributable to:

•	a $54 million increase at same facility revenues, as discussed above;

•	combined decreases in revenue of $64 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the period of April 1, 2005 through June 30, 2005), and;

•	a $5 million increase resulting primarily from the settlement of prior year Medicare cost reports during the second quarter of 2006.

Income before income taxes increased $27 million or 56% to $77 million or 9.9% of net revenues during the second quarter of 2006 as compared to $49 million or 6.3% of net revenues during the comparable prior year quarter. The increase in income before income taxes at our acute care facilities resulted from:

•	a $6 million increase at our acute care facilities owned for more than a year, as discussed above;

•	a $23 million increase ($25 million pre-minority interest) resulting from the recording of Hurricane Katrina related insurance recoveries, as discussed below;

•	a $3 million decrease resulting from charges recorded in connection with the damage sustained from Hurricane Katrina;

•	$2 million of combined decreases caused by the cessation of the income/loss at our acute care facilities that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005, and;

•	a $3 million of other net increases resulting primarily from the settlement of prior year Medicare cost reports during the second quarter of 2006.

During the six months ended June 30, 2006, as compared to the comparable prior year period, net revenues at our acute care hospitals decreased 3% or $42 million. The decrease in net revenues was primarily attributable to:

•	a $78 million increase at same facility revenues, as discussed above;

•	combined decreases in revenue of $125 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the period of January 1, 2005 through June 30, 2005), and;

•	a $5 million increase resulting primarily from the settlement of prior year Medicare cost reports during the second quarter of 2006.

Income before income taxes increased $17 million or 12% to $151 million or 9.8% of net revenues during the six months ended June 30, 2006 as compared to $134 million or 8.5% of net revenues during the comparable prior period. The increase in income before income taxes at our acute care facilities resulted from:

•	a $17 million decrease at our acute care facilities owned for more than a year, as discussed above;

•	a $44 million increase ($47 million pre-minority interest) resulting from the recording of Hurricane Katrina related insurance recoveries, as discussed below;

•	a $9 million decrease resulting from charges recorded in connection with the damage sustained from Hurricane Katrina;

•	$6 million of combined decreases caused by the cessation of the income/loss at our acute care facilities that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005, and;

•	a $5 million increase resulting from the settlement of prior year Medicare cost reports during the second quarter of 2006.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2006 and 2005 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$213,323	100.0	$199,388	100.0	$420,914	100.0	$388,948	100.0

Salaries, wages and benefits	98,322	46.1	93,236	46.8	196,897	46.8	184,319	47.3
Other operating expenses	39,578	18.6	37,493	18.8	78,651	18.7	74,119	19.0
Supplies expense	12,659	5.9	11,984	6.0	24,822	5.9	23,282	6.0
Provision for doubtful accounts	5,167	2.4	6,036	3.0	10,524	2.5	9,929	2.6
Depreciation and amortization	3,839	1.8	4,168	2.1	7,724	1.8	8,388	2.2
Lease and rental	2,477	1.2	2,490	1.2	5,090	1.2	4,932	1.3

Subtotal operating expenses	162,042	76.0	155,407	77.9	323,708	76.9	304,969	78.4

Income before interest expense, minority interests and income taxes	51,281	24.0	43,981	22.1	97,206	23.1	83,979	21.6
Interest expense, net	2	0.0	3	0.0	5	0.0	6	0.0
Minority interests in earnings of consolidated entities	249	0.1	213	0.2	430	0.1	362	0.1

Income before income taxes	$51,030	23.9	$43,765	21.9	$96,771	23.0	$83,611	21.5

On a same facility basis during the second quarter of 2006, as compared to the comparable 2005 quarter, net revenues at our behavioral health care facilities increased 7% or $14 million. Income before income taxes increased $7 million or 17% to $51 million or 23.9% of net revenues during the three months ended June 30, 2006, as compared to $44 million or 21.9% of net revenues during the comparable prior year quarter. On a same facility basis during the first six months of 2006, as compared to the comparable 2005 period, net revenues at our behavioral health care facilities increased 8% or $32 million. Income before income taxes increased $13 million or 16% to $97 million or 23.0% of net revenues during the six months ended June 30, 2006, as compared to $84 million or 21.5% of net revenues during the comparable prior year six month period.

Inpatient admissions to these facilities increased 1.7% during the second quarter of 2006, as compared to the comparable 2005 quarter, while patient days increased 0.7%. The average length of patient stay at these facilities was 13.1 days during the second quarter of 2006 and 13.2 days during the second quarter of 2005. The occupancy rate, based on the average available beds at these facilities, was 86% during each of the three months ended June 30, 2006 and 2005. Inpatient admissions to these facilities increased 3.8% during the six months ended June 30, 2006, as compared to the comparable 2005 six month period, while patient days increased 2.0%. The average length of patient stay at these facilities was 12.9 days during the six months ended June 30, 2006 and 13.1 days during the comparable prior year period. The occupancy rate, based on the average available beds at these facilities, was 85% during each of the six months ended June 30, 2006 and 2005.

On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 5.7% and net revenue per adjusted patient day increased 6.9% during the second quarter of 2006, as compared to the second quarter of 2005. Net revenue per adjusted admission at these facilities increased 4.8% and net revenue per adjusted patient day increased 6.5% during the first six months of 2006, as compared to the comparable prior year period.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three and six months ended June 30, 2006 and 2005 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$259,618	100.0	$199,388	100.0	$513,246	100.0	$388,948	100.0

Salaries, wages and benefits	126,765	48.8	93,236	46.8	253,948	49.5	184,319	47.3
Other operating expenses	47,862	18.4	37,493	18.8	95,479	18.6	74,119	19.0
Supplies expense	15,280	5.9	11,984	6.0	29,902	5.8	23,282	6.0
Provision for doubtful accounts	4,830	1.9	6,036	3.0	10,119	2.0	9,929	2.6
Depreciation and amortization	5,621	2.2	4,168	2.1	11,281	2.2	8,388	2.2
Lease and rental	3,734	1.4	2,490	1.2	7,589	1.5	4,932	1.3

Subtotal operating expenses	204,092	78.6	155,407	77.9	408,318	79.6	304,969	78.4

Income before interest expense, minority interests and income taxes	55,526	21.4	43,981	22.1	104,928	20.4	83,979	21.6
Interest expense, net	46	0.0	3	0.0	147	0.0	6	0.0
Minority interests in earnings of consolidated entities	(11)	0.0	213	0.2	(321)	-0.1	362	0.1

Income before income taxes	$55,491	21.4	$43,765	21.9	$105,102	20.5	$83,611	21.5

During the second quarter of 2006, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired facilities listed below), increased 30% or $60 million. The increase in net revenues was attributable to

•	a $14 million increase in same facility revenues, as discussed above, and;

•	$46 million of revenues generated at facilities acquired during 2005 and opened during 2006, as discussed below.

Income before income taxes increased $11 million or 27% to $55 million or 21.4% of net revenues during the second quarter of 2006, as compared to $44 million or 21.9% of net revenues during the second quarter of 2005. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $7 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$4 million of combined income, net of losses, generated at facilities acquired during 2005 and opened during 2006.

During the first six months of 2006, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including newly acquired facilities listed below), increased 32% or $124 million. The increase in net revenues was attributable to

•	a $32 million increase in same facility revenues, as discussed above, and;

•	$92 million of revenues generated at facilities acquired during 2005 and opened during 2006.

Income before income taxes increased $21 million or 26% to $105 million or 20.5% of net revenues during the second quarter of 2006, as compared to $84 million or 21.5% of net revenues during the second quarter of 2005. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $13 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$8 million of combined income, net of losses, generated at facilities acquired during 2005 and opened during 2006.

In June of 2006, we opened a 32-bed residential treatment center in Oklahoma City, Oklahoma. During 2005, we acquired the following behavioral health care facilities:

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

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the three and six month periods ended June 30, 2006 and 2005 (excludes sources of revenues for all periods presented for divested facilities which are reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated. The tables below exclude sources of revenue for all periods presented for divested facilities which are reflected as discontinued operations in our Consolidated Financial Statements.

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Third Party Payors:
Medicare	25%	28%	26%	28%
Medicaid	13%	12%	11%	10%
Managed Care (HMOs and PPOs)	42%	42%	42%	42%
Other Sources	20%	18%	21%	20%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Third Party Payors:
Medicare	29%	31%	29%	31%
Medicaid	10%	8%	7%	6%
Managed Care (HMOs and PPOs)	41%	41%	41%	40%
Other Sources	20%	20%	23%	23%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Third Party Payors:
Medicare	14%	17%	14%	16%
Medicaid	24%	26%	24%	25%
Managed Care (HMOs and PPOs)	44%	46%	43%	47%
Other Sources	18%	11%	19%	12%

Total	100%	100%	100%	100%

Note 6 to our Consolidated Financial Statements included in this quarterly report contains our revenues, income and other operating information for each reporting segment of our business.

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

In August 2006, CMS finalized their federal fiscal year DRG rule which includes a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount. For federal fiscal year 2007, CMS will begin to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination. This change will phase-in ratably over three years with full phase-in to be completed in federal fiscal year 2009.

In the same final rule, in federal fiscal year 2007 CMS will expand the number of Medicare DRGs from 526 to 538. As part of this DRG expansion, CMS identified 20 new DRGs involving 3 different clinical areas that will attempt to significantly improve the CMS DRG system’s recognition of severity of illness. The final rule also modifies 32 DRGs to better capture differences in severity and it also deletes 8 existing DRGs. Similarly, CMS has stated it will conduct through a research contractor an evaluation of alternative DRG severity systems and implement one of these systems, or potentially a system that CMS develops based on its own prior research, to achieve further improvements in payment accuracy by federal fiscal year 2008.

The final rule omitted the publication of federal fiscal year 2007 wage index values which are used to adjust hospital DRG payments based on their geographic location. The omission of these wage index values leaves us unable to estimate either the impact of the normal annual wage index update or the impact of the federal court order to CMS to collect current data for the Medicare occupational mix adjustment and apply it at 100% rather than at its current weighting of 10%. CMS has stated it will publish this wage index data prior to October 1, 2006. Until this data is published by CMS, we will be unable to estimate the impact of the standard annual impact or the change in occupational mix weighting.

We are in the process of evaluating this final rule, however, we are unable to estimate its expected impact on our acute care hospitals’ Medicare reimbursements at this time. However, CMS has stated in its final rule press release that no hospital is projected to experience an estimated decrease in payments in FY2007 from the change to adopt cost weight after including the market basket update.

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

In February 2005, a Texas Medicaid State Plan Amendment went into effect that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In connection with this program, we earned $3 million and $6 million during the three month periods ended June 30, 2006 and 2005, respectively, and $7 million and $9 million during the six month periods ended June 30, 2006 and 2005, respectively. For the remainder of the state fiscal year 2006 (covering the period of July 1, 2006 through August 31, 2006), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $2 million.

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

On July 27, 2006, CMS retroactively approved to June 11, 2006, an amendment to its Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. The CMS approval must still be implemented via the normal state rule making procedures and payment is subject to the local governmental agencies providing the necessary funds via an inter-governmental transfers to the state of Texas. We estimate that our hospitals will be entitled to additional reimbursements of approximately $4 million to $5 million annually.

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

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2006 fiscal years (covering the period of September 1, 2005 through August 31, 2006 for Texas and July 1, 2005 through June 30, 2006 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the 2006 fiscal years, both states have indicated the allocation criteria will be similar to the methodology used in previous years. In connection with these programs, included in our financial results was an aggregate of $9 million during each of the three month periods ended June 30, 2006 and 2005 and an aggregate of $19 million during each of the six month periods ended June 30, 2006 and 2005. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $8 million and $9 million during the three month periods ended June 30, 2006 and 2005, respectively, and $17 million during each of the six month periods ended June 30, 2006 and 2005. Combined income before income taxes from these entities was $1 million and $500,000 during the three months ended June 30, 2006 and 2005, respectively, and $3 million and $2 million for the six months ended June 30, 2006 and 2005, respectively.

Interest expense was $9 million and $8 million during the three months ended June 30, 2006 and 2005, respectively, and $17 million and $18 million during the six months ended June 30, 2006 and 2005, respectively.

The effective tax rate was 37.4% and 36.9% during the three month periods ended June 30, 2006 and 2005, respectively, and 37.5% and 36.8% during the six month periods ended June 30, 2006 and 2005, respectively. The increase in the effective tax rate during the 2006 periods, as compared to the comparable prior year periods, was due primarily to an increase in the effective state income tax rate.

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

The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the three and six month periods ended June 30, 2006 and 2005. The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(Loss) income from discontinued operations, net of income taxes	2006	2005	2006	2005
Net revenues	$(43)	$46,258	$161	165,805

(Loss) income from operations	(972)	2,602	(32)	7,538
Gain on divestitures	—	177,125	—	186,221
Provision for asset impairment	—	—	—	(3,105)

(Loss) income from discontinued operations	(972)	179,727	(32)	190,654
Income tax benefit (provision)	360	(57,516)	12	(61,724)

(Loss) income from discontinued operations, net of income taxes	$(612)	$122,211	$(20)	$128,930

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

Since these facilities have been closed since Hurricane Katrina and therefore no revenues are reflected in our Consolidated Statements of Income for the post-hurricane period, we have excluded the financial and statistical results for these facilities from our “same facility” results for the periods of January 1st through June 30th of 2006 and 2005.

Included in our financial results was a combined after-tax charge of $2 million ($3 million pre-tax and pre-minority interest) during the three months ended June 30, 2006 and $6 million ($10 million pre-tax and pre-minority interest) during the six months ended June 30, 2006, consisting primarily of expenses incurred in connection with remediation of the hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.

Also included in our financial results for the three and six months ended June 30, 2006 was $15 million of after-tax hurricane related insurance recoveries ($25 million pre-tax and pre-minority interest) and $28 million of after-tax hurricane related insurance recoveries ($44 million pre-tax and pre-minority interest), respectively. At the time of Hurricane Katrina, we maintained commercial insurance policies with a combined potential coverage of $279 million for property damage and business interruption insurance. As of June 30, 2006, we received total Hurricane Katrina related commercial insurance proceeds of $128 million. During the first quarter of 2006, we filed our formal Hurricane Katrina related insurance claim with a commercial insurer. Although our claims for hurricane-related losses exceeded the recoveries we have recorded as of June 30, 2006, thereby making us entitled to hurricane-related insurance proceeds in excess of those recorded as of June 30, 2006, the timing and amount of such proceeds can not be determined at this time since they will be based on factors such as loss causation, ultimate replacement costs of damaged assets and ultimate economic value of business interruption claims.

Professional and General Liability Claims and Property Insurance

Effective January 1, 2006, most of our subsidiaries became self-insured for malpractice exposure up to $20 million per occurrence, as compared to $25 million per occurrence in the prior year. We purchased several excess policies for our subsidiaries through commercial insurance carriers for coverage in excess of $20 million per occurrence with a $75 million total aggregate. We also purchased a commercial excess policy with a $100 million limit for our subsidiaries for professional and general liability exposure in excess of $95 million per occurrence.

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in claims asserted against us will not have a material adverse effect on our future results of operations.

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

As of June 30, 2006, the total accrual for our professional and general liability claims was $237.8 million ($231.1 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. Included in other assets was $6.7 million as of June 30, 2006 and $8.8 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $189 million during the six months ended June 30, 2006 and $230 million during the comparable prior year period. The $41 million net decrease was primarily attributable to the following:

•	a favorable change of $21 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, hurricane-related insurance recoveries and provision for asset impairment);

•	an unfavorable change of $54 million in other working capital accounts due primarily to the 2005 six month period including a $39 million favorable change related to the timing of accrued compensation payments and the 2006 six month period including an unfavorable change resulting from a $9 million deposit made during the second quarter to our pharmacy supply distributor in connection with our pharmacy services that were brought in-house from an outsourced vendor effective July 1, 2006, and;

•	$8 million of other net unfavorable changes.

During the six months ended June 30, 2006, we had a favorable $57 million change in accrued and deferred income taxes, as compared to December 31, 2005, approximately $50 million of which resulted from a postponement of payment relief granted by the Internal Revenue Service for companies that owned Hurricane Katrina-affected businesses in the most severely damaged parishes of Louisiana. Since our acute care facilities in Louisiana were severely damaged and closed as a result of Hurricane Katrina (and remained closed), we believe that we qualify for the income tax payment postponement until August 28, 2006. During the six months ended June 30, 2005, we had a favorable $56 million change in accrued and deferred income taxes, as compared to December 31, 2004, resulting primarily from an accrued income tax provision of approximately $60 million recorded in connection with the $186 million gain on divestitures recorded during the first six months of 2005. During the remaining six months of 2006 we expect that we will pay approximately $130 million of income taxes that were deferred since the third quarter of 2005 (the date of Hurricane Katrina) through June 15, 2006 as a result of the hurricane-related postponement mentioned above.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the six month period. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 47 days at June 30, 2006 and 49 days at June 30, 2005.

Net cash provided by/used in investing activities

During the six month period ended June 30, 2006, we used $114 million of net cash in investing activities as compared to $263 million of net cash provided by investing activities during the six months ended June 30, 2005.

During the first six months of 2006, we used $114 million of net cash in investing activities as follows:

•	spent $153 million to finance capital expenditures at our facilities, including construction costs related to a new 170-bed acute care hospital in Las Vegas, Nevada scheduled to be completed and opened during the third quarter of 2007, a new 104-bed replacement acute care hospital in Eagle Pass, Texas that has been completed and opened, a new 120-bed children’s hospital in Edinburg, Texas that has been completed and opened and a new 134-bed replacement behavioral health care facility in McAllen, Texas that has been completed and opened;

•	spent $14 million to acquire the assets of two closed behavioral health care facilities located in Florida and Georgia, and;

•	received $53 million of commercial insurance proceeds in connection with damage sustained from Hurricane Katrina.

During the first six months of 2005, we generated $263 million of net cash from investing activities as follows:

•	generated $124 million of proceeds during the first quarter from the sale of two acute care facilities located in Puerto Rico and a home health business in Florida;

•	generated $253 million of cash proceeds (net of closing costs and cash balances at the time of sale) during the second quarter from the sale of our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France;

•	spent $109 million to finance capital expenditures at our facilities ($58 million spent in first quarter and $51 million in second quarter);

•	spent $5 million during the first quarter to purchase membership interests in McAllen Medical Center Physicians, Inc. and Health Clinic, P.L.L.C.

We expect to spend approximately $170 million to $180 million for capital expenditures during the remaining six months of 2006, including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds as discussed below.

Net cash provided by/used in financing activities

During the six month period ended June 30, 2006, we generated $41 million of net cash provided by financing activities as compared to $412 million of net cash used in financing activities during the comparable six month period of 2005.

During the first six months of 2006, we generated $41 million of net cash from financing activities as follows:

•	generated $249 million of net proceeds (net of underwriting discount) from the issuance of $250 million of senior notes which have a 7.125% coupon rate and will mature on June 30, 2016;

•	spent $141 million of net debt repayments consisting primarily of $100 million of repayments under our $500 million unsecured non-amortizing revolving credit agreement (“Revolver”) and $31 million of repayments resulting for the redemption of a portion of our outstanding convertible debentures that were due in 2020 prior to our exercise of our call option in June of 2006;

•	spent approximately $71 million to repurchase approximately 1.4 million shares of our Class B Common Stock on the open market;

•	spent $9 million to pay an $.08 per share quarterly cash dividend;

•	received $9 million of capital contributions from a third-party minority member for their share of costs related to an acute care facility currently under construction, and;

•	$4 million of other net cash generated resulting primarily from $3 million of cash received during the second quarter of 2006 from the unwind of Treasury Lock agreements entered into during the quarter in connection with the issuance of the 7.125%, $250 million Senior Notes.

During the first six months of 2005, we used $412 million of net cash from financing activities as follows:

•	spent $255 million of net debt repayments consisting primarily of repayments under our $500 million unsecured non-amortizing revolving credit agreement;

•	spent $158 million to purchase 2.68 million shares of our Class B Common Stock on the open market;

•	spent $9 million to pay an $.08 per share quarterly cash dividend, and;

•	generated $10 million of cash due primarily to the issuance of common stock in connection with employee stock incentive plans.

Capital Resources

Credit Facilities and Outstanding Debt Securities

Subsequent to June 30, 2006, we amended our $500 million unsecured non-amortizing revolving credit agreement which was scheduled to expire on March 4, 2010. The amended facility was increased to $650 million and will expire on July 28, 2011. The amendment increases the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either (i) the London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.37% to 0.575%, or; (ii) at the higher of the prime rate or the federal funds rate plus 0.5%. A facility fee ranging from 0.07 to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2006, the applicable margin over the LIBOR rate was 0.50% and the commitment fee was .125%. There are no compensating balance requirements. As of June 30, 2006, we had no borrowings outstanding under our revolving credit agreement and, including the increased borrowing capacity, we had $592 million of available borrowing capacity, net of $58 million of outstanding letters of credit.

On June 30, 2006, we issued $250 million of senior notes ( the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. During the second quarter of 2006, in connection with the issuance of the Notes, we entered into treasury lock agreements (“T-Locks”), with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income, net of income taxes, and will be amortized over the life of the 10-year Notes.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011. The interest on the senior notes is paid semiannually in arrears on May 15 and November 15 of each year. The senior notes can be redeemed in whole at any time and in part from time to time.

On June 23, 2006, we exercised our right to redeem our convertible debentures due in 2020 (the “Debentures”) at a price of $543.41 per $1,000 principal amount of Debenture. The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity was 5% per annum, .426% of which was cash interest. The Debentures were convertible at the option of the holders into 11.2048 shares of our common stock per $1,000 of Debentures, however, we had the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. During the second quarter of 2006, approximately 10% of the Debentures were redeemed or repurchased. We spent an aggregate of approximately $31 million to either redeem Debentures at a price of $543.41 per $1,000 principal amount of Debenture or repurchase Debentures on the open market. On or before June 23, 2006, approximately 90% of the holders converted their Debentures into 5.9 million shares of our Class B Common Stock. In connection with this conversion, we reclassified approximately $288 million of long-term debt to capital in excess of par.

Our total debt as a percentage of total capitalization was 23% at June 30, 2006 and 35% at December 31, 2005. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2006.

We expect to finance all capital expenditures, acquisitions and potential stock repurchases with internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt.

Off-Balance Sheet Arrangements

During the three months ended June 30, 2006, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. See Note 2 to the Consolidated Financial Statements for disclosure related to the following transactions that occurred during or subsequent to the quarter ended June 30, 2006: (i) the completion of an asset exchange and substitution agreement with Universal Health Realty Income Trust (the “Trust”), and; (ii) renewals of leases on hospital facilities leased from the Trust. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2005.

As of June 30, 2006, we had outstanding letters of credit and surety bonds totaling $84 million consisting of: (i) $70 million related to our self-insurance programs; (ii) $8 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the second quarter of 2006, in connection with the issuance of the $250 million of Notes which have a 7.125% coupon rate and mature on June 30, 2016, we entered into treasury lock agreements (“T-Locks”), with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income, net of income taxes, and will be amortized over the life of the 10-year Notes.

Since there were no other material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2006, reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, we have recorded an estimated minimum provision in connection with this matter which did not have a material effect on our financial statements or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On June 2, 2005 and September 8, 2005, we announced that our Board of Directors approved the repurchase of additional shares under our stock repurchase program authorizing us to purchase up to 3.5 million shares and 2.0 million shares, respectively, of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the terms of our program, we purchased 1,347,839 shares at an average price of $51.56 per share or $69.5 million in the aggregate during the second quarter of 2006, and 1,380,263 shares at an average price of $51.48 or $71.0 million in the aggregate during the six month period ended June 30, 2006. As of June 30, 2006, the number of shares available for purchase was 2,222,999 shares. On July 20, 2006, we announced that our Board of Directors authorized the purchase of an additional 5 million shares under our program. We have continued to purchase shares of our Class B Common Stock during the third quarter. There is no expiration date for our stock repurchase program.

2006 period	Total number of shares purchased	Total Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
April, 2006	—	—	—	—	3,570,838
May, 2006	1,101,648	1,101,648	$52.15	$57,448	2,469,190
June, 2006	246,191	246,191	$48.92	$12,044	2,222,999
Total April through June	1,347,839	1,347,839	$51.56	$69,492	2,222,999

Dividends

During each of the quarters ended June 30, 2006 and 2005, we declared and paid dividends of $.08 per share.

Item 4. Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to a vote of our stockholders at the Annual Meeting of Stockholders held on May 17, 2006.

At the meeting, the following proposals, as described in the proxy statement delivered to all of our stockholders, were approved by the votes indicated:

Election by Class A & Class C stockholders of a Class I Director, John H. Herrell:

Votes cast in favor	3,656,504
Votes withheld	0
Votes abstained	0
Broker non-votes	0

Election by Class A & Class C stockholders of a Class I Director, Leatrice Ducat:

Votes cast in favor	3,656,504
Votes withheld	0
Votes abstained	0
Broker non-votes	0

Election by Class A & Class C stockholders of a Class I Director, Marc D. Miller:

Votes cast in favor	3,656,504
Votes withheld	0
Votes abstained	0
Broker non-votes	0

Item 6. Exhibits

(a) Exhibits:

11. Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1 Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

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

Universal Health Services, Inc.
(Registrant)

Date: August 9, 2006	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer).

EXHIBIT INDEX

Exhibit No.	Description
11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002