Form 10-Q
period 2006-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2006-11-09
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2006:

Class A	3,328,404
Class B	50,574,203
Class C	335,800
Class D	25,313

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$1,043,457	$970,772	$3,125,419	$2,968,305

Operating charges:
Salaries, wages and benefits	459,099	395,938	1,336,087	1,210,175
Other operating expenses	211,875	229,119	708,932	694,991
Supplies expense	146,944	117,127	400,271	369,787
Provision for doubtful accounts	97,901	102,734	260,090	280,620
Depreciation and amortization	40,961	38,552	120,360	116,236
Lease and rental expense	16,184	14,688	48,247	45,443
Hurricane related expenses	4,172	128,895	14,432	128,895
Hurricane insurance recoveries	(4,172)	(81,709)	(14,432)	(81,709)

	972,964	945,344	2,873,987	2,764,438

Income before interest expense, hurricane recoveries in excess of expenses, minority interests and income taxes	70,493	25,428	251,432	203,867

Interest expense, net	6,140	6,404	23,362	24,530
Hurricane insurance recoveries in excess of expenses	(130,328)	—	(167,359)	—
Minority interests in earnings of consolidated entities	14,948	4,014	37,617	19,859

Income before income taxes	179,733	15,010	357,812	159,478
Provision for income taxes	65,704	5,531	132,420	58,677

Income from continuing operations	114,029	9,479	225,392	100,801

(Loss) income from discontinued operations, net of income tax benefit of $49 and $665 during the three month periods ended September 30, 2006 and 2005, respectively, and income tax benefit of $61 and expense of $61.1 million during the nine months ended September 30, 2006 and 2005, respectively	(84)	(1,160)	(104)	127,770

Net income	$113,945	$8,319	$225,288	$228,571

Basic earnings (loss) per share:
From continuing operations	$2.01	$0.17	$4.11	$1.79
From discontinued operations	(0.00)	(0.02)	0.00	2.27

Total basic earnings per share	$2.01	$0.15	$4.11	$4.06

Diluted earnings (loss) per share:
From continuing operations	$2.00	$0.17	$3.89	$1.71
From discontinued operations	(0.00)	(0.02)	0.00	2.02

Total diluted earnings per share	$2.00	$0.15	$3.89	$3.73

Weighted average number of common shares - basic	56,794	54,682	54,764	56,210
Add: Shares for conversion of convertible debentures	—	—	4,168	6,577
Other share equivalents	207	466	227	476

Weighted average number of common shares and equivalents - diluted	57,001	55,148	59,159	63,263

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$14,817	$7,963
Accounts receivable, net	584,764	499,726
Supplies	64,352	52,835
Other current assets	20,779	27,267
Deferred income taxes	28,180	20,507

Total current assets	712,892	608,298

Property and equipment	2,559,370	2,303,348
Less: accumulated depreciation	(949,480)	(873,695)

	1,609,890	1,429,653

Other assets:
Goodwill	695,246	686,211
Deferred charges	6,173	10,152
Other	124,826	124,395

	826,245	820,758

	$3,149,027	$2,858,709

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,137	$5,191
Accounts payable and accrued liabilities	464,102	421,286
Federal and state taxes	161,280	97,693

Total current liabilities	628,519	524,170

Other noncurrent liabilities	347,813	289,195
Minority interests	187,041	159,879
Long-term debt	464,806	637,654
Deferred income taxes	24,403	42,713
Commitments and contingencies

Common stockholders’ equity:
Class A Common Stock, 3,328,404 shares outstanding in 2006 and 3,328,404 in 2005	33	33
Class B Common Stock, 52,331,689 shares outstanding in 2006 and 50,281,543 in 2005	523	503
Class C Common Stock, 335,800 shares outstanding in 2006 and 335,800 in 2005	3	3
Class D Common Stock, 25,313 shares outstanding in 2006 and 25,626 in 2005	—	—
Capital in excess of par	82,078	—
Deferred compensation	(8,558)	(3,561)
Cumulative dividends	(54,247)	(41,157)
Retained earnings	1,485,285	1,259,998
Accumulated other comprehensive loss	(8,672)	(10,721)

	1,496,445	1,205,098

	$3,149,027	$2,858,709

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$225,288	$228,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	120,360	124,463
Accretion of discount on convertible debentures	6,364	9,744
Hurricane insurance recoveries, net of proceeds received for operating expenses	(137,862)	(81,709)
Hurricane related expenses	4,894	87,037
Gains on sales of assets and businesses, net of losses	—	(186,221)
Provision for asset impairment	—	22,666
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(85,132)	(8,315)
Accrued interest	7,519	4,450
Accrued and deferred income taxes	36,745	58,737
Other working capital accounts	8,157	43,458
Other assets and deferred charges	6,943	2,748
Other	11,413	7,193
Minority interest in earnings of consolidated entities, net of distributions	15,223	5,223
Accrued insurance expense, net of commercial premiums paid	61,378	63,359
Payments made in settlement of self-insurance claims	(31,270)	(24,961)

Net cash provided by operating activities	250,020	356,443

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(233,008)	(171,343)
Acquisition of property and businesses	(45,654)	(29,635)
Hurricane insurance recoveries received	144,571	—
Proceeds received from sales of assets and businesses	—	377,136

Net cash (used in) provided by investing activities	(134,091)	176,158

Cash Flows from Financing Activities:
Reduction of long-term debt	(141,804)	(264,458)
Additional borrowings	248,645	7,823
Issuance of common stock	4,205	12,299
Repurchase of common shares	(220,343)	(224,437)
Dividends paid	(13,090)	(13,582)
Financing costs	(2,020)	(1,215)
Net cash received for termination of derivatives	3,393	—
Capital contributions from minority member	11,939	—

Net cash used in financing activities	(109,075)	(483,570)

Increase in cash and cash equivalents	6,854	49,031
Cash and cash equivalents, beginning of period	7,963	33,125

Cash and cash equivalents, end of period	$14,817	$82,156

Supplemental Disclosures of Cash Flow Information:
Interest paid	$18,073	$12,626

Income taxes paid, net of refunds	$95,412	$59,898

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended September 30, 2006. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2006, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $364,000 and $359,000 during the three month periods ended September 30, 2006 and 2005, respectively, and $1,066,000 and $1,067,000 during the nine month periods ended September 30, 2006 and 2005, respectively. Our pre-tax share of income from the Trust was $1,330,000 and $432,000 during the three month periods ended September 30, 2006 and 2005, respectively, and $2,118,000 and $1,341,000 during the nine month periods ended September 30, 2006 and 2005, respectively. The carrying value of this investment was $10.4 million at September 30, 2006 and $9.7 million at December 31, 2005, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $28.2 million at September 30, 2006 and $24.7 million at December 31, 2005.

Total rent expense under the operating leases on the hospital facilities with the Trust was $3.9 million during each of the three month periods ended September 30, 2006 and 2005 and $11.9 million and $12.0 million during the nine month periods ended September 30, 2006 and 2005, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

During the third quarter of 2005, Chalmette Medical Center (“Chalmette”), our two story, 138-bed acute care hospital located in Chalmette, Louisiana was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from the Trust by our subsidiary and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between our subsidiaries and the Trust, we elected to offer substitution properties to the Trust rather than exercise our right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by the Trust and us which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the previously disclosed asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with the Trust that we entered into during the second quarter of 2006 whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. We are obligated to complete the Inland Valley Capital Addition or, subject to the Trust’s approval, offer to either provide alternative substitution property or pay to the Trust an amount in cash equal to the substitution value of the Capital Addition. This transaction did not qualify as a sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66 – Accounting for Sales of Real Estate, and is being accounted for in accordance with the financing method prescribed by SFAS No. 98 – Accounting for Leases. The total rent payable by us to the Trust on the Capital Additions included in the substitution package is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the last three years, excluding the rent on the Inland Valley Capital Addition in excess of $11 million, if any.

Also in April of 2006, as part of the overall arrangement with the Trust, we agreed to early five year renewals of the leases between the Trust and each of Inland Valley, Wellington and McAllen Medical Center, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, on April 24, 2006, the Trust and each of the individual lessees entered into amended and restated leases relating to their respective, individual properties.

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

After giving effect to the Asset Exchange and Substitution Agreement and the various lease renewals discussed above, our subsidiaries lease four hospital facilities owned by the Trust with terms expiring in 2011 through 2014. The table below details the renewal options and terms for each of our four hospital facilities:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent, if any, on Capital Additions in excess of $11.0 million.

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

During the third quarter of 2006, our Board of Directors in honor of Mr. Miller, authorized the Company to fund a portion of Mr. Miller’s gift to The College of William and Mary in the aggregate amount of $5 million, payable in five annual installments commencing in 2006. In connection with this contribution, which is viewed as compensation to Mr. Miller for tax and accounting purposes, we incurred a $4.5 million charge during the third quarter of 2006 to record the present value of the aggregate payments. A deduction for income tax purposes will not be available.

Our Chairman of the Board of Directors and Chief Executive Officer is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team owned approximately 6% of the outstanding shares of Broadlane, Inc. as of June 30, 2006. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of the Chief Executive Officer and his family. This law firm also provides personal legal services to our Chief Executive Officer.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We have also committed to pay this company a license fee totaling $25.3 million over a five-year period, of which $11.9 million has been paid as of September 30, 2006.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of September 30, 2006 and December 31, 2005, the minority interest liability of $187.0 million and $159.9 million, respectively, consists primarily of: (i) third-party ownership interests of approximately 28% in four operating acute care facilities and one currently under construction located in Las Vegas, Nevada; (ii) a 20% third-party ownership in an acute care facility located in Washington D.C., and; (iii) a 10% third-party ownership in two acute care facilities located in Louisiana.

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

(4) Long-term debt

During the third quarter of 2006, we amended our $500 million unsecured non-amortizing revolving credit agreement which was scheduled to expire on March 4, 2010. The amended facility was increased to $650 million and will expire on July 28, 2011. The amendment increases the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07 to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2006, the applicable margin over the LIBOR rate was 0.40% and the commitment fee was .10%. There are no compensating balance requirements. As of September 30, 2006, we had no borrowings outstanding under our revolving credit agreement and, including the increased borrowing capacity, we had $592 million of available borrowing capacity, net of $58 million of outstanding letters of credit.

On June 30, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. During the second quarter of 2006, in connection with the issuance of the Notes, we entered into treasury lock agreements (“T-Locks”), with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income, net of income taxes, and will be amortized as a reduction of interest expense over the life of the 10-year Notes.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011. The interest on the senior notes is paid semiannually in arrears on May 15 and November 15 of each year. The senior notes can be redeemed in whole at any time and in part from time to time.

On June 23, 2006, we exercised our right to redeem our convertible debentures due in 2020 (the “Debentures”) at a price of $543.41 per $1,000 principal amount of Debenture. The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity was 5% per annum, .426% of which was cash interest. The Debentures were convertible at the option of the holders into 11.2048 shares of our common stock per $1,000 of Debentures. We had the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. During the second quarter of 2006, approximately 10% of the Debentures were redeemed or repurchased. We spent an aggregate of approximately $31 million to either redeem Debentures at a price of $543.41 per $1,000 principal amount of Debenture or repurchase Debentures on the open market. In late June of 2006, approximately 90% of the holders converted their Debentures into 5.9 million shares of our Class B Common Stock. In connection with this conversion, we reclassified approximately $288 million of long-term debt to capital in excess of par.

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

As of September 30, 2006, the total accrual for our professional and general liability claims was $244.7 million ($241.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. Included in other assets was $3.3 million as of September 30, 2006 and $8.8 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

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

As of September 30, 2006, we had outstanding letters of credit and surety bonds totaling $84 million consisting of: (i) $70 million related to our self-insurance programs; (ii) $8 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We are cooperating in the investigation and have produced documents responsive to the subpoena. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. We are unable to evaluate the existence or extent of any potential financial exposure at this time.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column are the combined assets of $8.3 million as of September 30, 2005, related to the acute care facilities and international acute care hospital services reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Four of our acute care facilities were severely damaged and closed as a result of Hurricane Katrina during the third quarter of 2005. The resulting hurricane-related expenses and hurricane-related insurance recoveries are reflected in the Acute Care Hospital Services data shown below for the three and nine months period ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,813,162	$416,515	—	$2,229,677
Gross outpatient revenues	$717,752	$47,809	$21,906	$787,467
Total net revenues	$777,632	$254,170	$11,655	$1,043,457
Income/(loss) before income taxes	$171,694	$47,475	$(39,436)	$179,733
Total assets as of 9/30/06	$2,126,231	$765,102	$257,694	$3,149,027
Licensed beds	5,139	6,640	—	11,779
Available beds	4,858	6,582	—	11,440
Patient days	268,537	467,860	—	736,397
Admissions	60,656	28,100	—	88,756
Average length of stay	4.4	16.6	—	8.3

	Nine Months Ended September 30, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,607,700	$1,244,739	—	$6,852,439
Gross outpatient revenues	$2,147,156	$154,605	$63,571	$2,365,332
Total net revenues	$2,323,560	$767,416	$34,443	$3,125,419
Income/(loss) before income taxes	$322,820	$152,577	$(117,585)	$357,812
Total assets as of 9/30/06	$2,126,231	$765,102	$257,694	$3,149,027
Licensed beds	5,047	6,492	—	11,539
Available beds	4,756	6,434	—	11,190
Patient days	819,711	1,386,299	—	2,206,010
Admissions	184,374	84,100	—	268,474
Average length of stay	4.4	16.5	—	8.2

	Three Months Ended September 30, 2005
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,752,146	$336,676	—	$2,088,822
Gross outpatient revenues	$707,282	$45,111	$21,813	$774,206
Total net revenues	$763,728	$195,070	$11,974	$970,772
Income/(loss) before income taxes	$4,769	$38,494	$(28,253)	$15,010
Total assets as of 9/30/05	$1,941,476	$441,240	$360,309	$2,743,025
Licensed beds	5,375	4,517	—	9,892
Available beds	4,989	4,422	—	9,411
Patient days	275,148	335,825	—	610,973
Admissions	62,502	25,724	—	88,226
Average length of stay	4.4	13.1	—	6.9

	Nine Months Ended September 30, 2005
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,538,861	$1,007,384	—	$6,546,245
Gross outpatient revenues	$2,116,715	$145,092	$65,921	$2,327,728
Total net revenues	$2,351,225	$584,018	$33,062	$2,968,305
Income/(loss) before income taxes	$139,198	$122,105	$(101,825)	$159,478
Total assets as of 9/30/05	$1,941,476	$441,240	$360,309	$2,743,025
Licensed beds	5,493	4,463	—	9,956
Available beds	5,085	4,384	—	9,469
Patient days	877,216	1,004,913	—	1,882,129
Admissions	193,894	76,752	—	270,646
Average length of stay	4.5	13.1	—	7.0

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)
	2006	2005	2006	2005
Basic:
Income from continuing operations	$114,029	$9,479	$225,392	$100,801
Less: Dividends on unvested restricted stock, net of taxes	(20)	(26)	(63)	(81)

Income from continuing operations – basic	$114,009	$9,453	$225,329	$100,720
(Loss) income from discontinued operations	(84)	(1,160)	(104)	127,770

Net income – basic	$113,925	$8,293	$225,225	$228,490

Diluted:
Income from continuing operations	$114,029	$9,479	$225,392	$100,801
Less: Dividends on unvested restricted stock, net of taxes	(20)	(26)	(63)	(81)
Add: Debenture interest, net of taxes	—	—	4,902	7,196

Income from continuing operations-diluted	$114,009	$9,453	$230,231	$107,916
(Loss) income from discontinued operations	(84)	(1,160)	(104)	127,770

Net income – diluted	$113,925	$8,293	$230,127	$235,686

Weighted average number of common shares	56,794	54,682	54,764	56,210
Net effect of dilutive stock options and grants based on the treasury stock method	207	466	227	476
Assumed conversion of discounted convertible debentures	—	—	4,168	6,577

Weighted average number of common shares and equivalents	57,001	55,148	59,159	63,263

Earnings (Loss) Per Basic Share:
From continuing operations	$2.01	$0.17	$4.11	$1.79
From discontinued operations	0.00	(0.02)	0.00	2.27

Total earnings per basic share	$2.01	$0.15	$4.11	$4.06

Earnings (Loss) Per Diluted Share:
From continuing operations	$2.00	$0.17	$3.89	$1.71
From discontinued operations	0.00	(0.02)	0.00	2.02

Total earnings per diluted share	$2.00	$0.15	$3.89	$3.73

Stock-Based Compensation: At September 30, 2006, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of stock options. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant. The estimated impact of adopting SFAS No. 123R for the year ended December 31, 2006, assuming no additional stock options are granted during the year, is expected to reduce net income by $4.6 million ($7.4 million pre-tax), or approximately $.08 per diluted share. In accordance with SFAS No. 123, the pro forma impact of expensing stock options for the year ended December 31, 2005 would have been a reduction in net income by $3.9 million ($6.2 million pre-tax) for the year, or $.06 per diluted share.

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

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. Prior to the adoption of SFAS No. 123R, we presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During the nine month period of 2006, there were no net excess tax benefits generated.

An aggregate of four million shares of Class B Common Stock have been reserved under the 2005 Stock Incentive Plan, and there have been 1,429,000 stock options, net of cancellations, granted under this plan as of September 30, 2006. There are 2,571,000 shares available for future grant under our 2005 Stock Incentive Plan.

For stock options granted prior to the adoption of SFAS No. 123R, the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock option plan as of September 30, 2005, is shown in the table below (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	(in thousands, except per share data)
	2005	2005
Income from continuing operations	$9,479	$100,801
Add: total stock-based compensation expenses included in net income (a)	1,421	4,409
Deduct: total stock-based employee compensation expenses determined under fair value based methods for all awards (b)	(2,475)	(7,279)

Pro forma net income from continuing operations	8,425	97,931
Income from discontinued operations, net of income taxes	(1,160)	127,770

Pro forma net income	$7,265	$225,701

Basic earnings (loss) per share, as reported:

From continuing operations	$0.17	$1.79
From discontinued operations	$(0.02)	$2.27

Total basic earnings per share, as reported	$0.15	$4.06

Basic earnings (loss) per share, pro forma:
From continuing operations	$0.15	$1.74
From discontinued operations	$(0.02)	$2.27

Total basic earnings per share, pro forma	$0.13	$4.01

Diluted earnings (loss) per share, as reported:
From continuing operations	$0.17	$1.71
From discontinued operations	$(0.02)	$2.02

Total diluted earnings per share, as reported	$0.15	$3.73

Diluted earnings (loss) per share, pro forma:
From continuing operations	$0.15	$1.66
From discontinued operations	$(0.02)	$2.02

Total diluted earnings per share, pro forma	$0.13	$3.68

(a)	Net of income tax benefit of $833,000 and $2.6 million during the three and nine month periods ended September 30, 2005, respectively.
(b)	Net of income tax provision of $1.5 million and $4.3 million during the three and nine month periods ended September 30, 2005, respectively.

Under our stock option plan, the exercise price equals the market price of the company’s stock on the date of grant. Current options under the plan vest ratably over four years and expire five years after the date of grant.

Compensation cost related to stock options is recognized under the straight-line method over the stated vesting period of the award. As of January 1, 2006, there was $15.0 million of unrecognized compensation cost related to nonvested stock options expected to be recognized over a period of approximately four years. During the three and nine months ending September 30, 2006, compensation cost of $1.7 million ($1.1 million after-tax) and $4.9 million ($3.0 million after-tax), respectively, was recognized related to outstanding stock options scheduled to vest post January 1, 2006. The fair value of the options granted or vesting after January 1, 2006 was estimated using the Black Scholes option valuation model with the following weighted average assumption ranges:

Expected volatility	38.7%
Expected dividend yield	0.5%
Expected life (in years)	3.91
Risk-free interest rate	4.1%

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

The weighted-average grant-date fair value of options granted during the nine month period of 2006 was $16.07 per option. There were 1,119,500 options granted during the third quarter of 2006.

A summary of stock option activity during each of the quarters of 2006 is presented below:

Outstanding Options	Number of Shares	Weighted Average Exercise Price	Range (High-Low)
Balance, January 1, 2006	1,506,325	$46.39	$54.88 - $37.82
Granted	39,500	$51.04	$51.04 - $51.04
Exercised	(54,600)	$41.42	$48.85 - $38.50
Cancelled	(30,500)	$48.36	$48.85 - $38.50

Balance, March 31, 2006	1,460,725	$46.66	$54.88 - $37.82
Granted	—	N/A	N/A
Exercised	(45,225)	$41.93	$48.85 - $37.82
Cancelled	(68,500)	$48.46	$52.12 - $38.50

Balance, June 30, 2006	1,347,000	$46.73	$54.88 - $38.50

Granted	1,119,500	$58.43	$58.52 - $50.65
Exercised	(145,325)	$40.99	$50.70 - $38.50
Cancelled	(22,875)	$47.92	$52.12 - $38.50

Balance, September 30, 2006	2,298,300	$52.78	$58.52 - $38.50

Exercisable, September 30, 2006	335,512	$45.36	$54.88 - $38.50

The following table provides information about options outstanding and exercisable options at September 30, 2006:

	Options Outstanding	Options Exercisable
Number	2,298,300	335,512
Weighted average exercise price	$52.78	$45.36
Aggregate intrinsic value	$16,441,786	$4,886,970
Weighted average remaining contractual life	4.0	2.5

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at September 30, 2006 were as follows:

Options Outstanding				Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$38.50 – $46.30	218,450	$39.83	1.5	138,350	$39.81	75,695	$39.87
$47.80 – $54.88	970,350	49.15	3.5	197,162	49.26	730,663	49.12
$57.61 – $58.52	1,109,500	58.50	4.9	0	N/A	1,048,478	58.50

Total	2,298,300	$52.78	4.0	335,512	$45.36	1,854,836	$54.04

a.	Assumes a weighted average forfeiture rate of 5.5%

The aggregate intrinsic value of outstanding and exercisable stock options at September 30, 2006 is $16.4 million and $4.9 million, respectively. The total in-the-money value of all stock options exercised during the three and nine months ended September 30, 2006 was $2.2 million and $3.0 million, respectively.

For restricted grant awards issued after January 1, 2006, the grant-date fair value of the restricted stock is estimated on the date of grant based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

A summary of restricted stock grant activity for each of the quarters of 2006 is presented below:

Outstanding Grants	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, January 1, 2006	248,536	$49.66
Granted	200,000	$50.79
Paid Out	(39,780)	$48.05
Cancelled	(393)	$51.15

Balance, March 31, 2006	408,363	$50.42
Granted	—	N/A
Paid Out	—	N/A
Cancelled	(1,121)	$51.15

Balance, June 30, 2006	407,242	$50.37
Granted	—	N/A
Paid Out	(63,363)	$51.15
Cancelled	(7,151)	$51.15

Balance, September 30, 2006	336,728	$50.20

The compensation cost charges against income in the three and nine months ended September 30, 2006 for restricted stock grants were approximately $1.3 million ($824,000 after-tax) and $4.1 million ($2.6 million after-tax), respectively. As of September 30, 2006, there was approximately $8.6 million of unrecognized compensation cost related to restricted stock grants.

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

(amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$113,945	$8,319	$225,288	$228,571
Other comprehensive income (loss):
Foreign currency translation adjustments (a)	—	—	—	(13,544)

Adjustment for losses reclassified into income (b)	—	—	—	794
Unrealized derivative gains on cash flow hedges (c)	(86)	450	2,049	1,613

Comprehensive income	$113,859	$8,769	$227,337	$217,434

(a)	Upon sale of our French assets during the second quarter of 2005, the cumulative foreign currency translation adjustments included in accumulated other comprehensive income/loss, net of income taxes, were reclassified through the income statement and included in the $120.7 million after-tax gain on sale recorded during the second quarter of 2005.

(b)	Net of income tax provision of $683 million during the nine month period ended September 30, 2005.
(c)	Net of income tax provision of $255 during the three month period ended September 30, 2005, and of $1,258 and $921 during the nine month periods ended September 30, 2006 and 2005, respectively.

(9) Dispositions and Acquisitions

Acquisitions during the nine months ended September 30, 2006:

During the first nine months of 2006, we paid $46 million to:

•	Acquire the assets of closed behavioral health care facilities located in Florida and Georgia during the first quarter, both facilities are being renovated and are scheduled to open during 2007;

•	Acquire a 128-bed behavioral health facility in Utah during the third quarter;

•	Acquire the assets of an 86-bed behavioral health facility in Colorado during the third quarter, which is being renovated and is expected to open in early 2007, and;

•	Acquire a medical office building in Nevada during the third quarter.

Subsequent to September 30, 2006, we acquired a 77-bed behavioral health facility located in Kentucky.

Acquisition during the nine months ended September 30, 2005:

During the nine month period ended September 30, 2005, we paid $30 million to acquire the following facilities/businesses:

•	During the third quarter of 2005, we acquired the assets of five therapeutic boarding schools located in Idaho and Vermont.

•	Also during the third quarter of 2005, we purchased a non-controlling 56% ownership interest in a surgical hospital located in Texas.

•	During the first quarter of 2005, we acquired the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company. In connection with this transaction, we paid approximately $5 million in cash and assumed a $10 million purchase price payable, which is contingent on certain conditions as set forth in the purchase agreement.

Dispositions during the nine months ended September 30, 2005:

During the nine months ended September 30, 2005, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold the following hospitals and businesses for cash proceeds of $377 million:

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

In addition, we also sold the assets of a closed a women’s hospital located in Edmond, Oklahoma during the fourth quarter of 2005. The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 and 2005. The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Loss) income from discontinued operations, net of income taxes	2006	2005	2006	2005
Net revenues	$31	$1,105	$192	166,913
(Loss) income before gain, asset impairment and income taxes	(133)	(1,825)	(165)	5,713
Gain on divestitures	—	—	—	186,220
Provision for asset impairment	—	—	—	(3,105)

(Loss) income from discontinued operations	(133)	(1,825)	(165)	188,828
Income tax benefit (provision)	49	665	61	(61,058)

(Loss) income from discontinued operations, net of income taxes	$(84)	$(1,160)	$(104)	$127,770

(10) Dividends

A dividend of $.08 per share or $4.5 million in the aggregate was declared by the Board of Directors on July 20, 2006 and was paid on September 15, 2006 to shareholders of record as of September 1, 2006.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$348	$247	$1,044	$741
Interest cost	1,100	1,072	3,300	3,216
Expected return on assets	(935)	(957)	(2,805)	(2,871)
Recognized actuarial loss	444	415	1,332	1,245

Net periodic pension cost	$957	$777	$2,871	$2,331

During the nine months ended September 30, 2006 there were no employer contributions paid.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers and ambulatory surgery and radiation oncology centers. As of September 30, 2006, we owned and/or operated 28 acute care hospitals and 103 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we managed and/or owned outright or in partnership with physicians, 13 surgical hospitals, surgery centers and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75% of our consolidated net revenues during each of the three and nine month periods ended September 30, 2006 and 80% of our consolidated net revenues during each of the three and nine month periods ended September 30, 2005. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of the three and nine month periods ended September 30, 2006 and 20% of our consolidated net revenues during each of the three and nine month periods ended September 30, 2005.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% of our net patient revenues during each of the three month periods ended September 30, 2006 and 2005, respectively, and 37% and 39% of our net patient revenues during the nine month periods ended September 30, 2006 and 2005, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 41% and 42% of our net patient revenues during the three month periods ended September 30, 2006 and 2005, respectively, and 42% of our net patient revenues during each of the nine month periods ended September 30, 2006 and 2005.

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

On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $17 million and $46 million during the three and nine months ended September 30, 2006, respectively. The implementation of this discount policy did not have a significant impact on net income during the three and nine month periods of 2006.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above) $99 million and $80 million during the three month periods ended September 30, 2006 and 2005, respectively, and $326 million and $244 million during the nine month periods ended September 30, 2006 and 2005, respectively.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At September 30, 2006 and December 31, 2005, accounts receivable are recorded net of allowance for doubtful accounts of $107 million and $105 million, respectively.

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

Goodwill: In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment at the reporting unit level as, defined by SFAS No. 142, on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2006, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. During the third quarter of 2006, we recorded a favorable non-cash adjustment to reduce tax reserves in the amount of $3 million due to expiration of statute of limitations in a foreign jurisdiction. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

Recent Accounting Pronouncements

Physician Guarantees and Commitments: On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of FIN 45-3 did not have a material impact on our consolidated results of operations or consolidated financial position for the three and nine months ended September 30, 2006. We have $41.4 million of potential future financial obligations pursuant to contractual guarantees outstanding as of September 30, 2006, of which $7.4 million are potential obligations during the remainder of 2006, $15.7 million during 2007 and $18.3 million during 2008 and later.

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

In September 2006, the FASB issued Standard of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. We do not expect the adoption of this statement to have a material effect on our consolidated results of operations or consolidated financial position.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended September 30, 2006 and 2005 (dollar amounts in thousands):

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,043,457	100.0%	$970,772	100.0%

Operating charges:
Salaries, wages and benefits	459,099	44.0%	395,938	40.8%
Other operating expenses	211,875	20.3%	229,119	23.6%
Supplies expense	146,944	14.0%	117,127	12.0%
Provision for doubtful accounts	97,901	9.4%	102,734	10.6%
Depreciation and amortization	40,961	3.9%	38,552	4.0%
Lease and rental expense	16,184	1.6%	14,688	1.5%
Hurricane related expenses	4,172	0.4%	128,895	13.3%
Hurricane insurance recoveries	(4,172)	-0.4%	(81,709)	-8.4%

Subtotal operating expenses	972,964	93.2%	945,344	97.4%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	70,493	6.8%	25,428	2.6%

Interest expense, net	6,140	0.6%	6,404	0.7%
Hurricane insurance recoveries in excess of expenses	(130,328)	-12.4%	—	—
Minority interests in earnings of consolidated entities	14,948	1.4%	4,014	0.4%

Income before income taxes	179,733	17.2%	15,010	1.5%
Provision for income taxes	65,704	6.3%	5,531	0.5%

Income from continuing operations	114,029	10.9%	9,479	1.0%

(Loss) income from discontinued operations, net of income taxes	(84)	0.0%	(1,160)	-0.1%

Net income	$113,945	10.9%	$8,319	0.9%

Net revenues increased 8% or $73 million to $1.04 billion during the three month period ended September 30, 2006 as compared to $971 million during the comparable prior year quarter. The increase was attributable to:

•	a $66 million or 7% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$40 million of combined decreases in revenues resulting from the closure of our acute care facilities located in Louisiana that were severely damaged by Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during July and August of 2005), and;

•	$47 million of other combined increases in revenues resulting primarily from the revenues generated at behavioral health care facilities acquired during 2005 (consists primarily of revenues generated at the 46 behavioral health facilities acquired as part of the KEYS Group Holdings, LLC acquisition during the fourth quarter of 2005).

Income before income taxes increased $165 million to $180 million during the three months ended September 30, 2006 as compared to $15 million during the comparable prior year quarter due primarily to:

•	an increase of $49 million resulting from the favorable change in the Hurricane insurance recoveries recorded during the three months ended September 30, 2006 and 2005 ($127 million [$135 million pre-minority interest] recorded during the third quarter of 2006 as compared to $78 million [$82 million pre-minority interest] recorded during the third quarter of 2005), as discussed below;

•	an increase of $119 million resulting from the favorable change in the charges recorded during the three months ended September 30, 2006 and 2005 in connection with damages sustained from Hurricane Katrina ($4 million recorded during the third quarter of 2006 as compared to $123 million [$129 million pre-minority interest] recorded during the third quarter of 2005), as discussed below;

•	an decrease of $1 million (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	an increase of $9 million at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a decrease of $5 million resulting from a charge incurred during the third quarter of 2006 to record the aggregate present value of the future funding of a portion of a gift from our Chairman of the Board of Directors, Chief Executive Officer and President to The College of William & Mary (“W&M Funding”), and;

•	a decrease of $6 million resulting from other combined unfavorable changes including $2 million of compensation expense recorded in connection with the January 1, 2006 adoption of SFAS No. 123R.

Net income increased $106 million to $114 million during the three month period ended September 30, 2006, as compared to $8 million during the comparable prior year quarter due primarily to:

•	the $165 million increase in income before income taxes, as discussed above;

•	an after-tax increase of $1 million in income/loss from discontinued operations, and;

•	an unfavorable $60 million increase in income taxes resulting primarily from the income tax provision on the $165 million increase in income before income taxes.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the third quarter of 2006, we experienced an increase to supplies expense of approximately $27 million or 260 basis points (calculated as a percentage of our consolidated net revenues shown above), an increase to salaries, wages and benefits expense of approximately $11 million or 100 basis points and a decrease to other operating expenses of approximately $38 million or 370 basis points. The transition of our pharmacy services did not have a significant impact on our net income during the third quarter of 2006.

The following table summarizes our results of operations, and is used in the discussion below, for the nine months ended September 30, 2006 and 2005 (dollar amounts in thousands):

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,125,419	100.0%	$2,968,305	100.0%

Operating charges:
Salaries, wages and benefits	1,336,087	42.8%	1,210,175	40.8%
Other operating expenses	708,932	22.7%	694,991	23.4%
Supplies expense	400,271	12.8%	369,787	12.5%
Provision for doubtful accounts	260,090	8.3%	280,620	9.5%
Depreciation and amortization	120,360	3.9%	116,236	3.9%
Lease and rental expense	48,247	1.5%	45,443	1.5%
Hurricane related expenses	14,432	0.5%	128,895	4.3%
Hurricane insurance recoveries	(14,432)	-0.5%	(81,709)	-2.8%

Subtotal operating expenses	2,873,987	92.0%	2,764,438	93.1%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	251,432	8.0%	203,867	6.9%

Interest expense, net	23,362	0.7%	24,530	0.8%
Hurricane insurance recoveries in excess of expenses	(167,359)	-5.3%	—	—
Minority interests in earnings of consolidated entities	37,617	1.2%	19,859	0.7%

Income before income taxes	357,812	11.4%	159,478	5.4%
Provision for income taxes	132,420	4.2%	58,677	2.0%

Income from continuing operations	225,392	7.2%	100,801	3.4%
(Loss) income from discontinued operations, net of income taxes	(104)	0.0%	127,770	4.3%

Net income	$225,288	7.2%	$228,571	7.7%

Net revenues increased 5% or $157 million to $3.13 billion during the nine month period ended September 30, 2006 as compared to $2.97 billion during the comparable prior year nine month period. The increase was attributable to:

•	a $174 million or 6% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$166 million of combined decreases in revenues resulting from the closure of our acute care facilities located in Louisiana that were severely damaged by Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the first eight months of 2005), and;

•	$149 million of other combined increases in revenues resulting primarily from the revenues generated at behavioral health care facilities acquired during 2005 (consists primarily of revenues generated at the 46 behavioral health facilities acquired as part of the KEYS Group Holdings, LLC acquisition during the fourth quarter of 2005).

Income before income taxes increased $199 million to $358 million during the nine month period ended September 30, 2006 as compared to $159 million during the comparable prior year nine month period due primarily to:

•	an increase of $93 million resulting from the favorable change in the Hurricane insurance recoveries recorded during the nine months ended September 30, 2006 and 2005 ($171 million [$182 million pre-minority interest] recorded during the nine months ended September 30, 2006 as compared to $78 million [$82 million pre-minority interest] recorded during the nine months ended September 30, 2005), as discussed below in “Impact of Hurricane Katrina”;

•	an increase of $110 million resulting from the favorable change in the charges recorded during the nine months ended September 30, 2006 and 2005 in connection with damages sustained from Hurricane Katrina ($13 million [$14 million pre-minority interest] recorded during the nine months ended September 30, 2006 as compared to $123 million [$129 million pre-minority interest] recorded during the nine months ended September 30, 2005), as discussed below in “Impact of Hurricane Katrina”;

•	a decrease of $19 million (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	an increase of $30 million at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a decrease of $5 million resulting from a charge incurred during the third quarter of 2006 to record the W&M Funding, and;

•	a decrease of $10 million resulting from other combined unfavorable changes including $5 million of compensation expense recorded in connection with the January 1, 2006 adoption of SFAS No. 123R.

Net income decreased $3 million to $225 million during the nine month period ended September 30, 2006, as compared to $228 million during the comparable prior year nine month period due primarily to:

•	an after-tax decrease of $128 million in income/loss from discontinued operations resulting primarily from a $127 million after-tax gain recorded during the 2005 nine month period on the sale of our majority ownership interest in an operating company that owned 14 hospitals in France, the sale of two acute care facilities located in Puerto Rico and a home health business located in Florida;

•	the $199 million increase in income before income taxes, as discussed above, and;

•	an unfavorable $74 million increase in income taxes resulting primarily from the tax provision on the $199 million increase in income before income taxes.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2006 and 2005 (dollar amounts in thousands):

Same Facility – Acute Care

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$766,467	100.0	$714,834	100.0	$2,311,136	100.0	$2,181,521	100.0

Salaries, wages and benefits	304,643	39.8	270,003	37.7	883,604	38.3	807,130	37.0
Other operating expenses	149,488	19.5	169,463	23.7	522,190	22.6	505,093	23.1
Supplies expense	129,332	16.9	100,431	14.0	348,700	15.1	308,736	14.2
Provision for doubtful accounts	92,912	12.1	90,461	12.7	244,579	10.6	246,630	11.3
Depreciation and amortization	33,614	4.4	31,213	4.4	98,082	4.2	91,583	4.2
Lease and rental	10,977	1.4	10,507	1.5	32,845	1.4	31,960	1.5

Subtotal operating expenses	720,966	94.1	672,078	94.0	2,130,000	92.2	1,991,132	91.3

Income before interest expense, minority interests and income taxes	45,501	5.9	42,756	6.0	181,136	7.8	190,389	8.7
Interest expense, net	492	0.1	261	0.0	985	0.0	739	0.0
Minority interests in earnings of consolidated entities	8,156	1.0	5,721	0.9	27,218	1.2	19,707	0.9

Income before income taxes	$36,853	4.8	$36,774	5.1	$152,933	6.6	$169,943	7.8

On a same facility basis during the three month period ended September 30, 2006, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $52 million or 7%. Income before income taxes remained unchanged at $37 million during each of the three month periods ended September 30, 2006 and 2005. On a same facility basis during the nine month period ended September 30, 2006, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $130 million or 6%. Income before income taxes decreased $17 million or 10% to $153 million during the 2006 nine month period as compared to $170 million during the 2005 comparable prior year period.

Inpatient admissions to these facilities increased 1.9% during the third quarter of 2006, as compared to the comparable 2005 quarter, while patient days increased 4.8%. The average length of patient stay at these facilities was 4.4 days and 4.3 days during the three month periods ended September 30, 2006 and 2005, respectively. The occupancy rate, based on the average available beds at these facilities, was 60% during the three months ended September 30, 2006 as compared to 59% during the comparable prior year quarter. Inpatient admissions and patient days at these facilities each increased 1.5% during the nine months ended September 30, 2006, as compared to the comparable 2005 period. The average length of patient stay at these facilities was 4.4 days in each of the nine month periods ended September 30, 2006 and 2005. The occupancy rate, based on the average available beds at these facilities, was 63% during each of the nine month periods ended September 30, 2006 and 2005.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 6.0% and net revenue per adjusted patient day increased 2.8% during the third quarter of 2006 over the comparable prior year quarter. On a same facility basis during the nine month period ended September 30, 2006, net revenue per adjusted admission at these facilities increased 4.4% and net revenue per adjusted patient day increased 3.2% over the comparable prior year nine month period. On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $17 million and $46 million during the three and nine months ended September 30, 2006, respectively. The implementation of this discount policy did not have a significant impact on net income during the three and nine month periods of 2006. Excluding the impact of the uninsured discount policy, on a same facility basis, net revenue per adjusted admission at these facilities would have increased 8.3% and 6.5% during the three and nine months ended September 30, 2006, respectively, and net revenue per adjusted patient day would have increased 5.1% and 5.3% during the three and nine months ended September 30, 2006, as compared to the comparable prior year periods.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the third quarter of 2006, we experienced an increase to supplies expense of approximately $27 million or 360 basis points (calculated as a percentage of our same facility acute care net revenues shown above), an increase to salaries, wages and benefits expense of approximately $11 million or 140 basis points and a decrease to other operating expenses of approximately $38 million or 500 basis points. The transition of our pharmacy services did not have a significant impact on our net income during the third quarter of 2006.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $99 million and $80 million during the three month periods ended September 30, 2006 and 2005, respectively, and $326 million and $244 million during the nine month periods ended September 30, 2006 and 2005, respectively.

The operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. As competition in the market has increased, wage rates and physician recruiting costs have risen increasing the continued pressure on operating margins and profitability. In response to these competitive pressures, we have recruited a number of new physicians to the market, are working with many of our managed care plans for greater exclusivity and have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. The financial results for the Edinburg Children’s Hospital and South Texas Behavioral Health Center are included in the same facility financial results presented below. We can not guarantee, however, that such investments will be successful in minimizing the impact of competition in this market.

Combined admissions at these facilities increased 6.6% during the third quarter of 2006, as compared to the comparable prior year quarter, and decreased 0.6% during the nine months ended September 30, 2006, as compared to the comparable prior year period. Combined patient days at these facilities increased 7.0% during the third quarter of 2006, as compared to the comparable prior year quarter, and decreased 6.6% during the nine months ended September 30, 2006, as compared to the comparable prior year period. The increase in the inpatient volume during the third quarter of 2006 resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center, as mentioned above. Combined income before income taxes at these facilities decreased $1 million during the three month period ended September 30, 2006, as compared to the comparable prior year quarter, and decreased $9 million during the nine month period ended September 30, 2006, as compared to the comparable prior year period. Excluding the prior period effect of state Medicaid disproportionate share hospital payments recorded during the third quarter of 2006, combined income before income taxes at these facilities decreased $5 million during the three month period ended September 30, 2006, as compared to the comparable prior year quarter, and decreased $11 million during the nine month period ended September 30, 2006, as compared to the comparable prior year period. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

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

The following table summarizes the results of operations for all our acute care operations during the three and nine months ended September 30, 2006 and 2005. Included in these results, in addition to the same facility results shown above, is: (i) the prior period portion of the favorable supplemental government reimbursements and contractual settlements excluded from the same facility results shown above; (ii) the financial results for the for the period of January 1, 2005 through August 31, 2005 for our Louisiana hospitals damaged and closed as a result of Hurricane Katrina, and; (iii) the hurricane related expenses and insurance recoveries recorded during the three and nine months ended September 30, 2006 and 2005.

All Acute Care Facilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$777,632	100.0	$763,728	100.0	$2,323,560	100.0	$2,351,225	100.0

Salaries, wages and benefits	304,643	39.2	286,794	37.5	883,604	38.0	876,081	37.2
Other operating expenses	149,488	19.3	179,694	23.5	522,220	22.5	546,538	23.2
Supplies expense	129,332	16.6	102,559	13.4	348,700	15.0	328,086	14.0
Provision for doubtful accounts	92,912	11.9	95,264	12.5	244,579	10.5	262,863	11.2
Depreciation and amortization	33,614	4.3	32,892	4.3	98,082	4.2	98,039	4.2
Lease and rental	11,073	1.4	11,294	1.5	33,769	1.5	35,448	1.5
Hurricane related expenses	4,172	0.5	128,895	16.9	14,432	0.6	128,895	5.5
Hurricane insurance recoveries	(4,172)	-0.5	(81,709)	-10.7	(14,432)	-0.6	(81,709)	-3.5

Subtotal operating expenses	721,062	92.7	755,683	98.9	2,130,954	91.7	2,194,241	93.3

Income before interest expense, hurricane recoveries in excess of expenses, minority interests and income taxes	56,570	7.3	8,045	1.1	192,606	8.3	156,984	6.7
Interest expense, net	492	0.1	265	0.0	985	0.0	751	0.0
Hurricane recoveries in excess of expenses	(130,328)	-16.8	—	—	(167,359)	-7.2	—	—
Minority interests in earnings of consolidated entities	14,712	1.9	3,011	0.5	36,160	1.6	17,035	0.8

Income before income taxes	$171,694	22.1	$4,769	0.6	$322,820	13.9	$139,198	5.9

During the three months ended September 30, 2006, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased 2% or $14 million. The increase in net revenues was primarily attributable to:

•	a $52 million increase at same facility revenues, as discussed above;

•	combined decreases in revenue of $40 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during July and August of 2005), and;

•	a $2 million increase resulting from the net favorable change in the prior period portion of supplemental reimbursements from certain states.

Income before income taxes increased $167 million to $172 million or 22.1% of net revenues during the third quarter of 2006 as compared to $5 million or 0.6% of net revenues during the comparable prior year quarter. The increase in income before income taxes at our acute care facilities resulted from:

•	an increase of $49 million resulting from the favorable change in the Hurricane insurance recoveries recorded during the three months ended September 30, 2006 and 2005 ($127 million ($135 million pre-minority interest) recorded during the third quarter of 2006 as compared to $78 million ($82 million pre-minority interest) recorded during the third quarter of 2005), as discussed below in “Impact of Hurricane Katrina”;

•	an increase of $119 million resulting from the favorable change in the charges recorded during the three months ended September 30, 2006 and 2005 in connection with damages sustained from Hurricane Katrina ($4 million recorded during the third quarter of 2006 as compared to $123 million ($129 million pre-minority interest) recorded during the third quarter of 2005), as discussed below in “Impact of Hurricane Katrina”, and;

•	an other combined net decrease of $1 million.

During the nine months ended September 30, 2006, as compared to the comparable prior year period, net revenues at our acute care hospitals decreased 1% or $28 million. The decrease in net revenues was primarily attributable to:

•	a $130 million increase at same facility revenues, as discussed above;

•	combined decreases in revenue of $166 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during January through August of 2005), and;

•	an $8 million increase resulting from the net favorable change in the prior period portion of supplemental reimbursements from certain states and settlement of prior year Medicare cost reports.

Income before income taxes increased $184 million to $323 million or 13.9% of net revenues during the nine months ended September 30, 2006 as compared to $139 million or 5.9% of net revenues during the comparable prior period. The increase in income before income taxes at our acute care facilities resulted from:

•	an increase of $93 million resulting from the favorable change in the Hurricane insurance recoveries recorded during the nine months ended September 30, 2006 and 2005 ($171 million ($182 million pre-minority interest) recorded during the nine months ended September 30, 2006 as compared to $78 million ($82 million pre-minority interest) recorded during the nine months ended September 30, 2005), as discussed below;

•	an increase of $110 million resulting from the favorable change in the charges recorded during the nine months ended September 30, 2006 and 2005 in connection with damages sustained from Hurricane Katrina ($13 million ($14 million pre-minority interest) recorded during the nine months ended September 30, 2006 as compared to $123 million ($129 million pre-minority interest) recorded during the nine months ended September 30, 2005), as discussed below;

•	a $17 million decrease at our acute care facilities owned for more than a year, as discussed above;

•	$7 million of combined decreases caused by the cessation of the income/loss at our acute care facilities that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005, and;

•	a $5 million other combined net increase consisting primarily of the net favorable change in the prior period portion of supplemental reimbursements from certain states and settlement of prior year Medicare cost reports.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2006 and 2005 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$207,495	100.0	$193,467	100.0	$628,410	100.0	$584,018	100.0

Salaries, wages and benefits	99,329	47.8	93,361	48.3	296,225	47.1	277,680	47.5
Other operating expenses	39,258	18.9	37,167	19.3	117,909	18.8	111,097	19.0
Supplies expense	12,587	6.1	12,251	6.3	37,409	6.0	35,533	6.1
Provision for doubtful accounts	5,099	2.5	6,845	3.5	15,623	2.5	16,774	2.9
Depreciation and amortization	3,901	1.9	3,955	2.0	11,625	1.8	12,343	2.1
Lease and rental	3,028	1.5	2,593	1.3	8,118	1.3	7,525	1.3

Subtotal operating expenses	163,202	78.7	156,172	80.7	486,909	77.5	460,952	78.9

Income before interest expense, minority interests and income taxes	44,293	21.3	37,295	19.3	141,501	22.5	123,066	21.1
Interest expense, net	4	0.0	3	0.0	9	0.0	9	0.0
Minority interests in earnings of consolidated entities	191	0.0	166	0.1	621	0.1	528	0.1

Income before income taxes	$44,098	21.3	$37,126	19.2	$140,871	22.4	$122,529	21.0

On a same facility basis during the third quarter of 2006, as compared to the comparable 2005 quarter, net revenues at our behavioral health care facilities increased 7% or $14 million. Income before income taxes increased $7 million or 19% to $44 million or 21.3% of net revenues during the three months ended September 30, 2006, as compared to $37 million or 19.2% of net revenues during the comparable prior year quarter. On a same facility basis during the first nine months of 2006, as compared to the comparable 2005 period, net revenues at our behavioral health care facilities increased 8% or $44 million. Income before income taxes increased $18 million or 15% to $141 million or 22.4% of net revenues during the nine months ended September 30, 2006, as compared to $123 million or 21.0% of net revenues during the comparable prior year nine month period.

Inpatient admissions to these facilities increased 3.0% during the third quarter of 2006, as compared to the comparable 2005 quarter, while patient days increased 1.2%. The average length of patient stay at these facilities was 12.8 days during the third quarter of 2006 and 13.1 days during the third quarter of 2005. The occupancy rate, based on the average available beds at these facilities, was 82% and 83% during the three months ended September 30, 2006 and 2005, respectively. Inpatient admissions to these facilities increased 3.5% during the nine months ended September 30, 2006, as compared to the comparable 2005 nine month period, while patient days increased 1.7%. The average length of patient stay at these facilities was 12.9 days during the nine months ended September 30, 2006 and 13.1 days during the comparable prior year period. The occupancy rate, based on the average available beds at these facilities, was 84% during each of the nine months ended September 30, 2006 and 2005.

On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 4.4% and net revenue per adjusted patient day increased 6.5% during the third quarter of 2006, as compared to the third quarter of 2005. Net revenue per adjusted admission at these facilities increased 4.5% and net revenue per adjusted patient day increased 6.2% during the first nine months of 2006, as compared to the comparable prior year period.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three and nine months ended September 30, 2006 and 2005 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	%	2005	%	2006	%	2005	%
Net revenues	$254,170	100.0	$195,070	100.0	$767,416	100.0	$584,018	100.0

Salaries, wages and benefits	128,205	50.4	93,448	47.9	382,153	49.8	277,767	47.5
Other operating expenses	48,273	19.0	37,245	19.1	143,752	18.8	111,364	19.1
Supplies expense	15,450	6.1	12,283	6.3	45,352	5.9	35,565	6.1
Provision for doubtful accounts	5,061	2.0	6,845	3.5	15,180	2.0	16,774	2.9
Depreciation and amortization	5,570	2.2	3,993	2.1	16,851	2.2	12,381	2.1
Lease and rental	4,293	1.7	2,593	1.3	11,882	1.5	7,525	1.3

Subtotal operating expenses	206,852	81.4	156,407	80.2	615,170	80.2	461,376	79.0

Income before interest expense, minority interests and income taxes	47,318	18.6	38,663	19.8	152,246	19.8	122,642	21.0
Interest expense, net	51	0.0	3	0.0	198	0.0	9	0.0
Minority interests in earnings of consolidated entities	(208)	-0.1	166	0.1	(529)	-0.1	528	0.1

Income before income taxes	$47,475	18.7	$38,494	19.7	$152,577	19.9	$122,105	20.9

During the third quarter of 2006, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired facilities listed below), increased 30% or $59 million. The increase in net revenues was attributable to

•	a $14 million increase in same facility revenues, as discussed above, and;

•	$45 million of revenues generated at facilities acquired during 2005 and opened during 2006, as discussed below.

Income before income taxes increased $9 million or 23% to $47 million or 18.7% of net revenues during the third quarter of 2006, as compared to $38 million or 19.7% of net revenues during the third quarter of 2005. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $7 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$2 million of combined income, net of losses, generated at facilities acquired during 2005 and opened during 2006.

During the first nine months of 2006, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including newly acquired facilities listed below), increased 31% or $183 million. The increase in net revenues was attributable to

•	a $44 million increase in same facility revenues, as discussed above, and;

•	$139 million of revenues generated at facilities acquired during 2005 and opened during 2006.

Income before income taxes increased $31 million or 25% to $153 million or 19.9% of net revenues during the third quarter of 2006, as compared to $122 million or 20.9% of net revenues during the third quarter of 2005. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $18 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$13 million of combined income, net of losses, generated at facilities acquired during 2005 and opened during 2006.

During 2006 we opened two behavioral health facilities in Oklahoma with a combined total of 68-beds and acquired a 128-bed behavioral health facility in Utah. During 2005, we acquired the following:

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

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the three month and nine month periods ended September 30, 2006 and 2005 (excludes sources of revenues for all periods presented for divested facilities which reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated. The tables below exclude sources of revenue for all periods presented for divested facilities, which are reflected as discontinued operations in our Consolidated Financial Statements.

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
Acute Care and Behavioral Health Facilities Combined	2006	2005	2006	2005
Third Party Payors:
Medicare	25%	27%	25%	28%
Medicaid	14%	12%	12%	11%
Managed Care (HMO and PPOs)	41%	42%	42%	42%
Other Sources	20%	19%	21%	19%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
Acute Care Facilities	2006	2005	2006	2005
Third Party Payors:
Medicare	27%	29%	29%	30%
Medicaid	11%	9%	8%	7%
Managed Care (HMO and PPOs)	41%	40%	41%	40%
Other Sources	21%	22%	22%	23%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
Behavioral Health Facilities	2006	2005	2006	2005
Third Party Payors:
Medicare	16%	19%	15%	17%
Medicaid	25%	22%	24%	24%
Managed Care (HMO and PPOs)	42%	50%	43%	48%
Other Sources	17%	9%	18%	11%

Total	100%	100%	100%	100%

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

The final rule omitted the publication of federal fiscal year 2007 wage index values which are used to adjust hospital DRG payments based on their geographic location. The omission of these wage index values was the result of a federal court order to CMS to collect current data for the Medicare occupational mix adjustment and apply it at 100% rather than at its current weighting of 10%. Subsequently, CMS published this wage index data in September, 2006. Based upon our estimates, the impact of the standard annual wage index update and the change in occupational mix weighting will reduce our Medicare acute care inpatient net revenue by less than 0.5%.

We estimate that our federal fiscal year 2007 average DRG payment rates will increase approximately 1.50% to 1.75% when factoring in all published Medicare federal fiscal year 2007 inpatient DRG rule changes and update factors.

For the majority of outpatient services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year. For 2005, 2004 and 2003, the payment rate update factors were 3.3%, 3.4% and 3.5%, respectively. For 2006, the update factor is 3.7%. In August, 2006, CMS published the proposed 2007 update factor which is projected to be 3.4%

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare PPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number of patients with these specific medical conditions, often referred to as the “75 Percent Rule”. Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. CMS has temporarily reduced the IRF qualifying threshold from 75% to 50% in 2005, 60% in 2006 and 65% in 2007 before returning to the 75% threshold in 2008.

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

In February 2005, a Texas Medicaid State Plan Amendment went into effect that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In connection with this program, we earned $9 million and $10 million during the three month periods ended September 30, 2006 and 2005, respectively, and $16 million and $19 million during the nine month periods ended September 30, 2006 and 2005, respectively.

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

We operate two freestanding psychiatric hospitals in the Dallas, Texas region that operate under the Lone Star Select II prospective per diem payment program. We were notified by the Commission that this per diem payment program terminated on August 31, 2006. These affected facilities were paid on a TEFRA cost based payment system for September and October of 2006. Effective November 1, 2006, the Commission’s payment for these hospitals will be based on a prospective per diem rate based on a prior year cost report.

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

Upon meeting certain conditions, and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2006 fiscal years (covering the period of September 1, 2005 through August 31, 2006 for Texas and July 1, 2005 through June 30, 2006 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the 2006 fiscal years, both states have indicated the allocation criteria will be similar to the methodology used in previous years. In connection with these programs, included in our financial results was an aggregate of $16 million and $9 million during the three month periods ended September 30, 2006 and 2005, respectively, and an aggregate of $36 million and $28 million during the nine month periods ended September 30, 2006 and 2005, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $9 million during each of the three month periods ended September 30, 2006 and 2005 and $26 million during each of the nine month periods ended September 30, 2006 and 2005. Combined income before income taxes from these entities was $1 million during each of the three months ended September 30, 2006 and 2005 and $4 million and $3 million for the nine months ended September 30, 2006 and 2005, respectively.

Interest expense was $6 million during each of the three months ended September 30, 2006 and 2005 and $23 million and $25 million during the nine months ended September 30, 2006 and 2005, respectively.

The effective tax rate was 36.6% and 36.8% during the three month periods ended September 30, 2006 and 2005, respectively, and 37.0% and 36.8% during the nine month periods ended September 30, 2006 and 2005, respectively. Our effective tax rate during the third quarter of 2006 was favorably impacted by a $3 million favorable adjustment to reduce reserves due to the expiration of statute of limitations in a foreign jurisdiction and unfavorably impacted by the non-deductible $5 million charge incurred during the third quarter in connection with the W&M Funding. The effective tax rate for the 2006 periods were also unfavorably impacted by an increase in the effective state income tax rate.

Discontinued Operations

During the nine months ended September 30, 2005, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold the following hospitals and businesses for cash proceeds of $377 million:

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

In addition, we also sold the assets of a closed a women’s hospital located in Edmond, Oklahoma during the fourth quarter of 2005. The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2006 and 2005. The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Loss) income from discontinued operations, net of income taxes	2006	2005	2006	2005
Net revenues	$31	$1,105	$192	166,913

(Loss) income before gain, asset impairment and income taxes	(133)	(1,825)	(165)	5,713
Gain on divestitures	—	—	—	186,220
Provision for asset impairment	—	—	—	(3,105)

(Loss) income from discontinued operations	(133)	(1,825)	(165)	188,828
Income tax benefit (provision)	49	665	61	(61,058)

(Loss) income from discontinued operations, net of income taxes	$(84)	$(1,160)	$(104)	$127,770

Impact of Hurricane Katrina

In August, 2005, our facilities listed below were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to assess the damage and evaluate the likely recovery period for the facilities and surrounding communities.

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

Since these facilities have been closed since Hurricane Katrina and therefore no revenues are reflected in our Consolidated Statements of Income for the post-hurricane period, we have excluded the financial and statistical results for these facilities from our “same facility” results for the periods of January 1st through September 30th of 2006 and 2005.

During the third quarter of 2006, we completed the previously disclosed Asset Exchange and Substitution Agreement with the Trust whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington Regional Medical Center, The Bridgeway and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. This transaction did not qualify as a sale pursuant to SFAS No. 66 – Accounting for Sales of Real Estate, and is being accounted for in accordance with the financing method prescribed by SFAS No. 98 – Accounting for Leases. The total rent payable by us to the Trust on the Capital Additions included in the substitution package is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the last three years, excluding the rent on the Inland Valley Capital Additions in excess of $11 million, if any.

Included in our financial results during the three and nine month periods ended September 30, 2006 and 2005 were expenses incurred in connection with remediation of the hurricane-damaged properties which on a combined after-tax basis, amounted to $2 million ($4 million pre-tax and pre-minority interest) and $8 million ($14 million pre-tax and pre-minority interest) during the three and nine month periods ended September 30, 2006, respectively, and $78 million ($129 million pre-tax and pre-minority interest) during the three and nine month periods ended September 30, 2005.

During the third quarter of 2006, we reached an agreement with our insurance carrier to settle all claims related to damage sustained at our facilities located in Louisiana as a result of Hurricane Katrina. Including amounts collected from our other insurance carriers in 2005 and 2006, we received total insurance proceeds of $264 million which represented approximately 95% of our insurance policy limits. Included in our financial results during the three and nine months ended September 30, 2006 were after-tax hurricane related insurance recoveries amounting to $80 million ($135 million pre-tax and pre-minority interest) and $108 million ($182 million pre-tax and pre-minority interest), respectively. Included in our financial results during the three and nine month periods ended September 30, 2005 were after-tax insurance recoveries of $50 million ($82 million pre-tax and pre-minority interest).

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

As of September 30, 2006, the total accrual for our professional and general liability claims was $244.7 million ($241.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225.2 million ($216.4 million net of expected recoveries), of which $24.0 million is included in other current liabilities. Included in other assets was $3.3 million as of September 30, 2006 and $8.8 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $250 million during the nine months ended September 30, 2006 and $356 million during the comparable prior year period. The $106 million net decrease was primarily attributable to the following:

•	a favorable change of $14 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, hurricane-related insurance recoveries, net of proceeds received, hurricane related expenses and provision for asset impairment);

•	an unfavorable change of $77 million in accounts receivable partially due to: (i) $23 million of cash received in early October related to Medicare payments that were temporarily suspended by CMS in late September, and; (ii) $16 million of cash received in early October related to Texas supplemental Medicaid reimbursements earned as of September 30, 2006;

•	an unfavorable change of $22 million in accrued and deferred income taxes, as discussed below;

•	an unfavorable change of $35 million in other working capital accounts due partially to an increase in supplies due primarily to the transition to in-house pharmacy services during the third quarter of 2006, and;

•	$14 million of other combined net favorable changes.

During the nine months ended September 30, 2006, we received $189 million of hurricane related insurance proceeds of which $44 million is included in net cash provided by operating activities and the remaining $145 million is included in net cash provided by (used in) investing activities.

As a result of Hurricane Katrina, the Internal Revenue Service (“IRS”) granted a postponement of payment relief to companies that owned Hurricane Katrina-affected businesses in the most severely damaged parishes of Louisiana. Since our acute care facilities were severely damaged and closed as a result of Hurricane Katrina (and remain closed), we believe that we qualified for the income tax postponement until the third quarter of 2006. During the nine months ended September 30, 2006, we paid $95 million of income taxes of which $84 million was paid during the third quarter and related to 2005 federal income taxes that were previously deferred pursuant to the above mentioned IRS postponement. As of September 30, 2006, approximately $95 million of income taxes relating to 2006 remained deferred pursuant to the IRS postponement and were paid in October of 2006.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the nine month period. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 51 days at September 30, 2006 and 46 days at September 30, 2005. After adjusting the accounts receivable balance at September 30, 2006 for the $23 million of cash received in early October related to Medicare payments that were temporarily suspended by CMS in late September, and $16 million of cash received in early October related to Texas supplemental Medicaid reimbursements earned as of September 30, 2006, our adjusted DSO were 48 days at September 30, 2006.

Net cash provided by/used in investing activities

During the nine month period ended September 30, 2006, we used $134 million of net cash in investing activities as compared to $176 million of net cash provided by investing activities during the nine months ended September 30, 2005.

During the first nine months of 2006, we used $134 million of net cash in investing activities as follows:

•	spent $233 million to finance capital expenditures at our facilities, including construction costs related to a new 170-bed acute care hospital in Las Vegas, Nevada scheduled to be completed and opened during the third quarter of 2007, a new 104-bed replacement acute care hospital in Eagle Pass, Texas that has been completed and opened, a new 120-bed children’s hospital in Edinburg, Texas that has been completed and opened and a new 134-bed replacement behavioral health care facility in McAllen, Texas that has been completed and opened and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that is scheduled to be completed and opened in early 2007;

•	spent $46 million to acquire the: (i) assets of two closed behavioral health care facilities located in Florida and Georgia which are being renovated and are scheduled to open during 2007; (ii) acquire a 128-bed behavioral health facility in Utah; (iii) acquire the assets of an 86-bed behavioral health facility in Colorado which is being renovated and is expected to open in 2007, and; (iv) acquire a medical office building in Nevada.

•	received $189 million of hurricane related insurance proceeds from damaged sustained from Hurricane Katrina of which $145 million is included in net cash provided by (used in) investing activities and the remaining $44 million is included in net cash provided by operating activities.

During the first nine months of 2005, we generated $176 million of net cash from investing activities as follows:

•	generated $124 million of proceeds during the first quarter from the sale of two acute care facilities located in Puerto Rico and a home health business in Florida;

•	generated $253 million of cash proceeds (net of closing costs and cash balances at the time of sale) during the second quarter from the sale of our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France;

•	spent $171 million to finance capital expenditures at our facilities;

•	spent $30 million to acquire: (i) the assets of five therapeutic boarding schools located in Idaho and Vermont; (ii) a non-controlling 56% ownership interest in a surgical hospital located in Texas; (iii) the membership interests of McAllen Medical Center Physicians, Inc. and Health Clinic P.L.L.C., a Texas professional limited liability company.

We expect to spend approximately $90 million to $100 million for capital expenditures during the remaining three months of 2006, including expenditures for capital equipment, renovations and new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds as discussed below.

Net cash provided by/used in financing activities

During the nine month period ended September 30, 2006, we used $109 million of net cash in financing activities as compared to $484 million of net cash used in financing activities during the comparable nine month period of 2005.

During the first nine months of 2006, we used $109 million of net cash from financing activities as follows:

•	generated $249 million of net proceeds (net of underwriting discount) from the issuance of $250 million of senior notes which have a 7.125% coupon rate and will mature on June 30, 2016;

•	spent $142 million of net debt repayments consisting primarily of $100 million of repayments under our $500 million unsecured non-amortizing revolving credit agreement (“Revolver”) and $31 million of repayments resulting for the redemption of a portion of our outstanding convertible debentures that were due in 2020 prior to our exercise of our call option in June of 2006;

•	spent approximately $220 million to repurchase approximately 4.2 million shares of our Class B Common Stock on the open market;

•	spent $13 million to pay quarterly cash dividends of $.08 per share;

•	received $12 million of capital contributions from a third-party minority member for their share of costs related to an acute care facility currently under construction, and;

•	generated $5 million of net cash from other financing activities.

During the first nine months of 2005, we used $484 million of net cash from financing activities as follows:

•	spent $257 million of net debt repayments consisting primarily of repayments under our $500 million unsecured non-amortizing revolving credit agreement;

•	spent $224 million to purchase 4.0 million shares of our Class B Common Stock on the open market;

•	spent $14 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $11 million of cash due primarily to the issuance of common stock in connection with employee stock incentive plans.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During the third quarter of 2006, we amended our $500 million unsecured non-amortizing revolving credit agreement which was scheduled to expire on March 4, 2010. The amended facility was increased to $650 million and will expire on July 28, 2011. The amendment increases the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07 to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2006, the applicable margin over the LIBOR rate was 0.40% and the commitment fee was .10%. There are no compensating balance requirements. As of September 30, 2006, we had no borrowings outstanding under our revolving credit agreement and, including the increased borrowing capacity, we had $592 million of available borrowing capacity, net of $58 million of outstanding letters of credit.

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

On June 23, 2006, we exercised our right to redeem our convertible debentures due in 2020 (the “Debentures”) at a price of $543.41 per $1,000 principal amount of Debenture. The aggregate issue price of the Debentures was $250 million or $587 million aggregate principal amount at maturity. The Debentures were issued at a price of $425.90 per $1,000 principal amount of Debenture. The Debentures’ yield to maturity was 5% per annum, .426% of which was cash interest. The Debentures were convertible at the option of the holders into 11.2048 shares of our common stock per $1,000 of Debentures. We had the right to redeem the Debentures any time on or after June 23, 2006 at a price equal to the issue price of the Debentures plus accrued original issue discount and accrued cash interest to the date of redemption. During the second quarter of 2006, approximately 10% of the Debentures were redeemed or repurchased. We spent an aggregate of approximately $31 million to either redeem Debentures at a price of $543.41 per $1,000 principal amount of Debenture or repurchase Debentures on the open market. In late June of 2006, approximately 90% of the holders converted their Debentures into 5.9 million shares of our Class B Common Stock. In connection with this conversion, we reclassified approximately $288 million of long-term debt to capital in excess of par.

Our total debt as a percentage of total capitalization was 24% at September 30, 2006 and 35% at December 31, 2005. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2006.

We expect to finance all capital expenditures, acquisitions and potential stock repurchases with internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2006, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. See Note 2 to the Consolidated Financial Statements for disclosure related to the following transactions that occurred during 2006: (i) the completion of an asset exchange and substitution agreement with Universal Health Realty Income Trust (the “Trust”), and; (ii) renewals of leases on hospital facilities leased from the Trust. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of September 30, 2006, we had outstanding letters of credit and surety bonds totaling $84 million consisting of: (i) $70 million related to our self-insurance programs; (ii) $8 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $6 million of debt guarantees related to entities in which we own a minority interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2006. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

As of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. The Civil Division of the U.S. Attorney’s office in Houston, Texas has indicated that the subpoena is part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We are cooperating in the investigation and have produced documents responsive to the subpoena. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. We are unable to evaluate the existence or extent of any potential financial exposure at this time.

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On June 2, 2005 and September 8, 2005, we announced that our Board of Directors approved the repurchase of additional shares under our stock repurchase program authorizing us to purchase up to 3.5 million shares and 2.0 million shares, respectively, of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. On July 20, 2006, we announced that our Board of Directors authorized the purchase of an additional 5 million shares under our program. Pursuant to the terms of our program, we purchased 2,803,108 shares at an average price of $53.28 per share or $149.3 million in the aggregate during the third quarter of 2006, and 4,183,371 shares at an average price of $52.67 or $220.3 million in the aggregate during the nine month period ended September 30, 2006. As of September 30, 2006, the number of shares available for purchase was 4,419,891 shares. We have continued to purchase shares of our Class B Common Stock during the fourth quarter. There is no expiration date for our stock repurchase program.

2006 period	Total number of shares purchased	Total Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
July, 2006	1,852,772	1,852,772	$50.58	$93,721	5,370,227
August, 2006	—	—	$—	$—	5,370,227
September, 2006	950,336	950,336	$58.52	$55,614	4,419,891
Total July through September	2,803,108	2,803,108	$53.28	$149,335	4,419,891

Dividends

During each of the quarters ended September 30, 2006 and 2005, we declared and paid dividends of $.08 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: November 9, 2006	/s/ Alan B. Miller
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