Form 10-K
period 2006-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2007-02-28
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2077891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

UNIVERSAL CORPORATE CENTER 367 South Gulph Road P.O. Box 61558 King of Prussia, Pennsylvania	19406-0958 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 768-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Class B Common Stock, $.01 par value	New York Stock Exchange

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

Yes   ☐           No   ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2006 was $2.7 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2007, were 3,328,404, 50,188,059, 335,800 and 24,921, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2006 FORM 10-K ANNUAL REPORT

Exhibit Index

Exhibit 10.3	—	Advisory Agreement Renewal
Exhibit 10.29	—	Amendment No. 1 to the Master Lease Document between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust
Exhibit 21	—	Subsidiaries of Registrant
Exhibit 23.1	—	Consent of KPMG LLP
Exhibit 31.1	—	Section 302 Certification of the Chief Executive Officer
Exhibit 31.2	—	Section 302 Certification of the Chief Financial Officer
Exhibit 32.1	—	Section 906 Certification of the Chief Executive Officer
Exhibit 32.2	—	Section 906 Certification of the Chief Financial Officer

This Annual Report on Form 10-K is for the year ended December 31, 2006. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2007, we owned and/or operated or had under construction, 31 acute care hospitals (including 2 new facilities currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 110 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 12 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75%, 79% and 81% of our consolidated net revenues in 2006, 2005 and 2004, respectively. Net revenues from our behavioral health care facilities accounted for 25%, 21% and 19% of consolidated net revenues in 2006, 2005 and 2004, respectively.

We are a Delaware corporation that was organized in 1979. Our principal executive offices are located at Universal Corporate Center, 367 South Gulph Road, P.O. Box 61558, King of Prussia, PA 19406. Our telephone number is (610) 768-3300.

Available Information

Our website is located at http://www.uhsinc.com. Copies of our annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available free of charge on our website. The information posted on our website is not incorporated into this Annual Report. Our Board of Directors’ committee charters (Audit Committee, Compensation Committee and Nominating & Governance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers and Corporate Governance Guidelines are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2006. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Acquisition of Additional Hospitals.    We selectively seek opportunities to expand our base of operations by acquiring, constructing or leasing additional hospital facilities. We are committed to a program of rational growth around our core businesses, while retaining the missions of the hospitals we manage and the communities we serve. Such expansion may provide us with access to new markets and new healthcare delivery capabilities. We also continue to examine our facilities and consider divestiture of those facilities that we believe do not have the potential to contribute to our growth or operating strategy.

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

2007 and 2006 Acquisition and Divestiture Activities

Acquisitions:

Subsequent to December 31, 2006:

In January, 2007, we acquired certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation. Pursuant to the terms of the purchase agreement, we are committed to building a 220-bed replacement facility within three years of the closing date which we estimate will cost approximately $132 million. Also, during 2006, we executed a purchase agreement to purchase the assets of a 50-bed behavioral health facility located in Delaware. The transaction, which is subject to normal regulatory approvals, is expected to be completed in March, 2007. The combined cash purchase price for these acquisitions is approximately $80 million.

Year ended December 31, 2006:

During 2006, we spent approximately $82 million on the acquisition of assets and/or businesses, including the following:

•	the assets of two closed behavioral health care facilities located in Florida and Georgia which are being renovated and are scheduled to open during 2007;

•	the assets of a 128-bed behavioral health facility in Utah;

•	the assets of an 86-bed behavioral health facility in Colorado, which is being renovated and is expected to open in early 2007;

•	a medical office building in Nevada, and;

•	the assets of a 77-bed behavioral health facility located in Kentucky.

Divestitures:

We had no divestitures during 2006.

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

	2006		2005		2004		2003		2002
Average Licensed Beds: Acute Care Hospitals—U.S. & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	5,617 6,607 —		5,707 4,849 667		6,496 4,225 1,588		5,804 3,894 1,433		5,813 3,752 1,083
Average Available Beds (3): Acute Care Hospitals—U.S. & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	4,783 6,540 —		5,110 4,766 662		5,592 4,145 1,588		4,955 3,762 1,433		4,802 3,608 1,083
Admissions: Acute Care Hospitals—U.S. & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	246,429 111,490 —		261,402 102,683 37,262		286,630 94,743 94,536		266,207 87,688 82,364		266,261 84,348 63,781
Average Length of Stay (Days): Acute Care Hospitals—U.S. & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	4.4 16.6 —		4.5 14.1 4.6		4.7 13.0 4.7		4.7 12.2 5.0		4.7 11.9 5.0
Patient Days (4): Acute Care Hospitals—U.S. & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	1,095,375 1,855,306 —		1,179,894 1,446,260 172,084		1,342,242 1,234,152 442,825		1,247,882 1,067,200 409,860		1,239,040 1,005,882 319,100
Occupancy Rate-Licensed Beds (5): Acute Care Hospitals—U.S. & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	53 77 —	% %	57 82 71	% % %	56 80 76	% % %	59 75 78	% % %	58 73 81	% % %
Occupancy Rate-Available Beds (5): Acute Care Hospitals—U.S. & Puerto Rico (1) Behavioral Health Centers Acute Care Hospitals—France (2)	63 78 —	% %	63 83 71	% % %	66 81 76	% % %	69 78 78	% % %	71 76 81	% % %

(1)	The acute care facilities located in Puerto Rico were divested by us during the first quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
(2)	The facilities located in France were divested by us during the second quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
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

We have a majority ownership interest in four operating acute care hospitals in the Las Vegas, Nevada market and one that is currently under construction scheduled to be completed and opened during the fourth quarter of 2007. The four hospitals that are in operation, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital and Spring Valley Medical Center, on a combined basis, contributed 21% in 2006, 20% in 2005, and 18% in 2004 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 30% in 2006, 23% in 2005, and 12% in 2004 of our earnings before income taxes (excluding the pre-tax hurricane related expenses of $14 million and pre-tax hurricane insurance recoveries of $182 million recorded during 2006 and excluding the pre-tax hurricane related expenses of $165 million and pre-tax hurricane insurance recoveries of $82 million recorded during 2005).

In addition, McAllen Medical Center, which includes McAllen Heart Hospital and South Texas Behavioral Health Center, located in McAllen, Texas, and Edinburg Regional Medical Center, which includes Edinburg Children’s Hospital, located in Edinburg, Texas, operate within the same market. On a combined basis, these facilities contributed 8% in 2006, 8% in 2005, and 10% in 2004, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 1% in 2006, 4% in 2005, and 13% in 2004 of our earnings before income taxes (excluding the pre-tax hurricane related expenses of $14 million and pre-tax hurricane insurance recoveries of $182 million recorded during 2006 and excluding the pre-tax hurricane related expenses of $165 million and pre-tax hurricane insurance recoveries of $82 million recorded during 2005). As discussed in Management’s Discussion and Analysis of Operations and Financial Condition—Acute Care Hospital Services, our facilities in the McAllen/Edinburg, Texas market have experienced significant declines in operating performance due to continued intense hospital and physician competition in the market. We cannot predict the future performance of our facilities in the McAllen/Edinburg, Texas or Las Vegas, Nevada markets, however, declines in performance of these facilities could materially reduce our future revenues and net income.

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

Acute Care and Behavioral Health Care Facilities Combined

	Percentage of Net Patient Revenues
	2006	2005	2004
Third Party Payors:
Medicare	25%	28%	29%
Medicaid	13%	11%	11%
Managed Care (HMO and PPOs)	42%	41%	41%
Other Sources	20%	20%	19%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities

	Percentage of Net Patient Revenues
	2006	2005	2004
Third Party Payors:
Medicare	29%	30%	32%
Medicaid	9%	8%	9%
Managed Care (HMO and PPOs)	41%	40%	39%
Other Sources	21%	22%	20%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Care Facilities

	Percentage of Net Patient Revenues
	2006	2005	2004
Third Party Payors:
Medicare	15%	19%	15%
Medicaid	25%	24%	23%
Managed Care (HMO and PPOs)	43%	46%	48%
Other Sources	17%	11%	14%

Total	100%	100%	100%

Note 11-Segment Reporting, to our Consolidated Financial Statements included in this Annual Report contains our revenues, income and other operating information for each reporting segment of our business.

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2006, 2005 and 2004, the update factors were 3.7%, 3.3% and 3.4%, respectively. For 2007, the update factor is 3.4%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods.

In August 2006, CMS finalized new provisions for the hospital inpatient PPS for the upcoming federal fiscal year, which includes a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount. For federal fiscal year 2007, CMS has begun to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination. This change will phase-in ratably over three years with full phase-in to be completed in federal fiscal year 2009.

In the same final rule, in federal fiscal year 2007, CMS expanded the number of Medicare DRGs from 526 to 538. As part of this DRG expansion, CMS identified 20 new DRGs involving 3 different clinical areas that attempt to significantly improve the CMS DRG system’s recognition of severity of illness. The final rule also modifies 32 existing DRGs in an attempt to better capture differences in severity, and deletes 8 existing DRGs. Similarly, CMS has stated it will conduct through a research contractor an evaluation of alternative DRG severity systems and implement one of these systems, or potentially a system that CMS develops based on its own prior research, in the hope of achieving further improvements in payment accuracy by federal fiscal year 2008.

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

For the majority of outpatient hospital services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year. For 2006, 2005 and 2004, the payment rate update factors were 3.7%, 3.3% and 3.4%, respectively. For 2007, the update factor is 3.4%.

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare inpatient PPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number of patients with these specific medical conditions, often referred to as the “75 Percent Rule.” Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. CMS has temporarily reduced the IRF qualifying threshold from 75% to 50% in 2005, 60% in 2006 and 65% in 2007 before returning to the 75% threshold in 2008.

Psychiatric hospitals have traditionally been excluded from the inpatient services PPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem PPS with adjustments to account for certain facility and patient characteristics. Psych PPS also contains provisions for Outlier Payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. In May 2006, CMS published its annual increase to the federal component of the Psych PPS per diem rate. This increase includes the effects of market basket updates resulting in a 4.5% increase in total payments for Rate Year 2007, covering the period of July 1, 2006 to June 30, 2007. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations, however, due to the three-year phase in period, we do not believe the favorable effect will have a material impact on our 2007 results of operations.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In 2006, 2005 and 2004, we earned $22 million, $19 million and $6 million, respectively, of revenue in connection with this program. For the remainder of the state fiscal year (“SFY”) 2007 (covering the period of January 1, 2007 through August 31, 2007), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $12 million. During the remainder of 2007, covering a portion of the SFY2008 (covering the period of September 1, 2007 to December 31, 2007), our estimated revenues earned pursuant to this program could range from zero to $9 million depending on the ability of the local hospital district to make Inter-Governmental Transfers (“IGTs”) to the state of Texas. We are unable to predict whether the hospital district will fund the IGTs at a level in SFY2008 above the minimum range.

On July 27, 2006, CMS retroactively approved to June 11, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program is subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In 2006 and 2005, we earned $13 million and $1 million, respectively, of revenues in connection with this program. We estimate that our hospitals will be entitled to reimbursements of approximately $7 million annually.

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

Also included in our financial results during 2005 was $6 million in non-recurring Medicaid payments from Texas for a SFY2005 state-wide upper payment limit (“UPL”) Medicaid payment program. This UPL program was not renewed by Texas beyond the SFY2005.

We operate two freestanding psychiatric hospitals in the Dallas, Texas region that operated under the Lone Star Select II prospective per diem payment program. We were notified by the Commission that this per diem payment program terminated on August 31, 2006. These affected facilities were paid on a TEFRA cost based payment system for September and October of 2006. Effective November 1, 2006, the Commission’s payment for these hospitals is based on a prospective per diem rate based on a prior year cost report.

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

Other Sources:    Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are offered substantial discounts in an effort to settle their outstanding account balances. In addition, effective January 1, 2006, we implemented a formal uninsured discount policy for our acute care hospitals which had the effect of lowering both our provision for doubtful accounts and net revenues but did not materially impact net income.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2007 fiscal years (covering the period of September 1, 2006 through August 31, 2007 for Texas and October 1, 2006 through September 30, 2007 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the SFY2007, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Included in our financial results was an aggregate of $43 million during 2006, $38 million during 2005 and $39 million during 2004 from these programs. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In February 2003, the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. To date, no actions to follow up on this report have had any material impact on our Texas hospitals.

Sources of Revenues and Health Care Reform:    Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, such as Hurricane Katrina, the continuing expansion of a Medicare drug benefit and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

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

Regulation and Other Factors

Overview:    The healthcare industry is subject to numerous laws, regulations and rules including among others those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact us.

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

If any of our facilities were to lose its JCAHO accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payors. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

Certificates of Need:    Many of the states in which we operate hospitals have enacted certificates of need (“CON”) laws as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Failure to obtain necessary state approval can result in our inability to complete an acquisition, expansion or replacement, the imposition of civil or, in some cases, criminal sanctions, the inability to receive Medicare or Medicaid reimbursement or the revocation of a facility’s license, which could harm our business. In addition, significant CON reforms have been proposed in a number of states that would increase the capital spending thresholds and provide exemptions of various services from review requirements. In the past, we have not experienced any material adverse effects from those requirements, but we cannot predict the impact of these changes upon our operations.

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

Utilization Review:    Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to ensure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations (“PROs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of DRG classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. We have contracted with PROs in each state where we do business to perform the required reviews.

Self-Referral and Anti-Kickback Legislation

The Stark Law:    The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $15,000 for each violation, up to $100,000 for sham arrangements, up to $10,000 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Nonetheless because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.

Anti-kickback Statute:    A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering or recommending or arranging for such referrals or orders of services or other items covered by a federal or state health care program.

The anti-kickback statute contains certain exceptions, and the OIG has issued regulations that provide for “safe harbors,” from the federal anti-kickback statute for various activities. These activities, which must meet certain requirements, include (but are not limited to) the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

Although we believe that our arrangements with physicians have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

Similar State Laws:    Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the anti-kickback statute and the Stark Law, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes. However, in most cases, little precedent exists for the interpretation or enforcement of these state laws.

These laws and regulations are extremely complex and, in many cases, we don’t have the benefit of regulatory or judicial interpretation. It is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws (see “Legal Proceedings”), could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be.

If we are deemed to have failed to comply with the anti-kickback statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

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

Compliance with the electronic data transmission standards became mandatory in October 2003. However, during the following year HHS agreed to allow providers and other electronic billers to continue to submit pre-HIPAA format electronic claims for periods after October 16, 2003, provided they can show good faith efforts to become HIPAA compliant. Since this exception expired, we believe that we have been in compliance with the electronic data transmission standards.

We were required to comply with the privacy requirements of HIPAA by April 14, 2003. We believe that we were in material compliance with the privacy regulations by that date and remain so, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. We were required to comply with the security regulations by April 20, 2005 and believe that we have been in substantial compliance to date.

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

EMTALA:    All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law generally requires hospitals that are certified providers under Medicare to conduct a medical screening examination of every person who visits the hospital’s emergency room for treatment and, if the patient is suffering from a medical emergency, to either stabilize the patient’s condition or transfer the patient to a facility that can better handle the condition. Our obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital.

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

Health Care Industry Investigations:    We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We continue to cooperate in the investigation. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal investigation concerning the production of documents. At this time, we are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to further inquiries or actions, or that we will not be faced with sanctions, fines or penalties in connection with the investigation of our South Texas Health System affiliates. Even if we were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on our future operating results.

Our substantial Medicare, Medicaid and other governmental billings may result in heightened scrutiny of our operations. It is possible that governmental entities could initiate additional investigations or litigation in the future and that such matters could result in significant penalties as well as adverse publicity. It is also possible that our executives and/or managers could be included as targets or witnesses in governmental investigations or litigation and/or named as defendants in private litigation.

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

Medical Staff and Employees

Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of our hospitals and in a number of our markets, may have admitting privileges at other hospitals in addition to ours. During the first quarter of 2005, McAllen Medical Center affiliated itself with a company employing approximately 10 physicians. In addition, in January of 2007, we acquired certain assets of Texoma Healthcare System located in Texas, including a 34-physician group practice structured as a 501A corporation. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. Our facilities had approximately 36,300 employees on December 31, 2006, of whom approximately 24,600 were employed full-time.

Approximately, 2,100 of our employees at seven of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the SEIU. At The George Washington University Hospital, unionized employees are represented by the SEIU. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. Registered Nurses at Inland Valley are represented by the California Nurses Association. At Pennsylvania Clinical Schools, unionized employees are represented by the AFL-CIO.

We believe that our relations with our employees are satisfactory. The contract with the SEIU covering employees at Valley Hospital Medical Center and Desert Springs Hospital expired during the second quarter of 2006. Subsequent to December 31, 2006, a new contract applicable to these employees was mutually agreed upon by us and the SEIU.

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

During the past several years, the operating results of our facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. Although we experienced significant declines in inpatient volumes in this market during 2005 and 2004, patient volumes at these facilities have stabilized during 2006 as we experienced a 1.1% increase in combined inpatient admissions and a 1.9% decrease in combined patient days during 2006 as compared to 2005. The increase in the combined inpatient admissions during 2006 resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center. Combined income before income taxes at the facilities in this market decreased $4 million during 2006 as compared to 2005. Excluding the effect of retroactive state Medicaid disproportionate share hospital payments recorded during 2006, combined income before income taxes at these facilities decreased $9 million during 2006 as compared to 2005. During 2005, combined admissions and patient days at these facilities decreased 7.5% and 13.5%, respectively, as compared to 2004. Combined income before income taxes at these facilities decreased $17 million during 2005, as compared to 2004. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

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

As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225 million ($216 million net of expected recoveries), of which $24 million is included in other current liabilities. Included in other assets was $3 million as of December 31, 2006 and $9 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Prior to 2006, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation. Due to a sharp increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased significantly. As a result, catastrophic coverage for flood and earthquake has been limited to annual aggregate losses, windstorms have been limited to per occurrence losses and coverage has been limited to lower sub-limits for named windstorms and earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Relationship with Universal Health Realty Income Trust

At December 31, 2006, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying Consolidated Statements of Income, of $1.4 million during each of 2006 and 2005 and $1.5 million during 2004. Our pre-tax share of income from the Trust was $2.3 million in 2006, of which $1.4 million is included in net revenues in the accompanying Consolidated Statements of Income and the remaining $900,000 is recorded as a reduction to our hurricane related expenses. Our pre-tax share of income from the Trust was $1.7 million in 2005 and $1.6 million during 2004 and is included in net revenues during the respective years. The carrying value of this investment was $10.2 million and $9.7 million at December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $30.7 million at December 31, 2006 and $24.7 million at December 31, 2005.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.0 million during 2006, $16.0 million during 2005 and $16.1 million during 2004, respectively, including bonus rent of $4.3 million during 2006, $4.5 million during 2005 and $4.7 million during 2004. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

The Trust commenced operations in 1986 by purchasing certain properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each lease also provided for additional or bonus rental, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon rental. This lease amendment was in connection with certain concessions granted by us with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with our subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, as part of the overall exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as discussed below, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The

Bridgeway (“Bridgeway”), the Trust agreed to amend the Master Lease to include a change of control provision. The change of control provision grants us the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from the Trust by our subsidiary and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between our subsidiaries and the Trust, we elected to offer substitution properties to the Trust rather than exercise our right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by the Trust and us which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the previously disclosed asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with the Trust that we entered into during the second quarter of 2006 whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. We are obligated to complete the Inland Valley Capital Addition or, subject to the Trust’s approval, offer to either provide alternative substitution property or pay to the Trust an amount in cash equal to the substitution value of the Capital Addition. This transaction did not qualify as a sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66—Accounting for Sales of Real Estate, and is being accounted for in accordance with the financing method prescribed by SFAS No. 98—Accounting for Leases. The total rent payable by us to the Trust on the Capital Additions included in the substitution package (excluding the rent on the Inland Valley Capital Addition in excess of $11 million, if any) is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the three years preceding Hurricane Katrina.

Also in April of 2006, as part of the overall arrangement with the Trust, we agreed to early five year renewals of the leases between the Trust and each of Inland Valley, Wellington and McAllen, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, on April 24, 2006, the Trust and each of the individual lessees entered into amended and restated leases relating to their respective, individual properties.

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

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company

Alan B. Miller (69)	Chairman of the Board, President and Chief Executive Officer

Steve G. Filton (49)	Senior Vice President, Chief Financial Officer and Secretary

Kevin J. Gross (51)	Senior Vice President

Debra K. Osteen (51)	Senior Vice President

Michael Marquez (53)	Vice President

Marc D. Miller (36)	Vice President and Director

Richard C. Wright (59)	Vice President

Mr. Alan B. Miller has been Chairman of the Board, President and Chief Executive Officer since inception. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and President of Universal Health Realty Income Trust. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company and Broadlane, Inc. (an e-commerce marketplace for healthcare supplies, equipment and services). He is the father of Marc D. Miller, a Vice President and Director.

Mr. Filton was elected Senior Vice President and Chief Financial Officer in February, 2003 and he was elected Secretary in September, 1999. He had served as Vice President and Controller since 1991.

Mr. Gross joined us in February, 2006 as Senior Vice President responsible for our Acute Care Hospitals. Mr. Gross has previously served as President of Ardent Health Services, Oklahoma Division from 2004 to 2006, as President and Chief Executive Officer of United Regional Health Care System from 2000 to 2004, as President and Chief Executive Officer of Presbyterian/St. Luke’s Medical Center from 1994 to 2000, as President of the Midwest Division at Columbia/HCA Healthcare Corporation from 1994 to 1997, and as President and Chief Executive Officer of Northwest Texas Healthcare System from 1988 to 1994.

Ms. Osteen is responsible for our Behavioral Health Care facilities and was elected Senior Vice President in December, 2005 and Vice President in January, 2000. She has served in various capacities related to our Behavioral Health Care facilities since 1984.

Mr. Marquez was elected Vice President in June, 2004 and is responsible for our acute care hospitals located in the Western Region. Mr. Marquez has been Vice President of our Acute Care, Western Region Division since December, 2000.

Mr. Marc D. Miller was elected as a Director in May, 2006 and has been a Vice President since January, 2005. Mr. Marc D. Miller has served in various capacities related to our acute care division since 2000. He is the son of Alan B. Miller, our Chief Executive Officer and Chairman of the Board.

Mr. Wright was elected Vice President in May, 1986. Mr. Wright has served in various capacities since 1978 and is currently responsible for our acquisitions and development function.

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

We have a majority ownership interest in four operating acute care hospitals in the Las Vegas, Nevada market and one that is currently under construction scheduled to be completed and opened during the fourth quarter of 2007. The four hospitals that are in operation, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital and Spring Valley Medical Center, on a combined basis, contributed 21% in 2006, 20% in 2005, and 18% in 2004 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 30% in 2006, 23% in 2005, and 12% in 2004 of our earnings before income taxes (excluding the pre-tax hurricane related expenses of $14 million and pre-tax hurricane insurance recoveries of $182 million recorded during 2006 and excluding the pre-tax hurricane related expenses of $165 million and pre-tax hurricane insurance recoveries of $82 million recorded during 2005).

In addition, McAllen Medical Center, which includes McAllen Heart Hospital and South Texas Behavioral Health Center, located in McAllen, Texas, and Edinburg Regional Medical Center, which includes Edinburg Children’s Hospital, located in Edinburg, Texas, operate within the same market. On a combined basis, these facilities contributed 8% in 2006, 8% in 2005, and 10% in 2004, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 1% in 2006, 4% in 2005, and 13% in 2004 of our earnings before income taxes (excluding the pre-tax hurricane related expenses of $14 million and pre-tax hurricane insurance recoveries of $182 million recorded during 2006 and excluding the pre-tax hurricane related expenses of $165 million and pre-tax hurricane insurance recoveries of $82 million recorded during 2005). As discussed in Management’s Discussion and Analysis of Operations and

Financial Condition—Acute Care Hospital Services, our facilities in the McAllen/Edinburg, Texas market have experienced significant declines in operating performance due to continued intense hospital and physician competition in the market. We cannot predict the future performance of our facilities in the McAllen/Edinburg, Texas or Las Vegas, Nevada markets, however, declines in performance of these facilities could materially reduce our future revenues and net income.

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

We derive a significant portion of our revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism and the relief efforts related to hurricanes and other disasters, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial position, results of operations.

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

In addition, the degree to which we are, or in the future may become, leveraged, our ability to obtain financing could be adversely impacted and could make us more vulnerable to competitive pressures. Our ability to meet existing and future debt obligations, depends upon our future performance and our ability to secure additional financing on satisfactory terms, each of which is subject to financial, business and other factors that are beyond our control. Any failure by us to meet our financial obligations would harm our business.

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

During the past several years, the operating results of our facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. Although we experienced significant declines in inpatient volumes in this market during 2005 and 2004, patient volumes at these facilities have stabilized during 2006 as we experienced a 1.1% increase in combined inpatient admissions and a 1.9% decrease in combined patient days during 2006 as compared to 2005. The increase in the combined inpatient admissions during 2006 resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center. Combined income before income taxes at the facilities in this market decreased $4 million during 2006 as compared to 2005. Excluding the effect of retroactive state Medicaid disproportionate share hospital payments recorded during 2006, combined income before income taxes at these facilities decreased $9 million during 2006 as compared to 2005. During 2005, combined admissions and patient days at these facilities decreased 7.5% and 13.5%, respectively, as compared to 2004. Combined income before income taxes at these facilities decreased $17 million during 2005, as compared to 2004. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

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

The nationwide shortage of nurses and other medical support personnel has been a significant operating issue facing us and other health care providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel. In addition, in some markets like California, there are requirements to maintain specified nurse-

staffing levels. To the extent we cannot meet those levels, we may by required to limit the healthcare services provided in these markets which would have a corresponding adverse effect on our net operating revenues.

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

We are subject to medical malpractice lawsuits, product liability lawsuits, governmental investigations and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs (See “Legal Proceedings”). We cannot predict the outcome of these lawsuits or investigations or the effect that findings in such lawsuits or investigations may have on us. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is sufficient to cover claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

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

Further, the cost of an acquisition could result in a dilutive effect on our results of operations, depending on various factors, including the amount paid for the acquisition, the acquired hospital’s results of operations, allocation of the purchase price, effects of subsequent legislation and limits on rate increases.

We may fail to improve or integrate the operations of the hospitals we acquire, which could harm our results of operations and adversely affect our growth strategy.

We may be unable to timely and effectively integrate the hospitals that we acquire with our ongoing operations. We may experience delays in implementing operating procedures and systems in newly acquired hospitals. Integrating a new hospital could be expensive and time consuming and could disrupt our ongoing business, negatively affect cash flow and distract management and other key personnel. In addition, acquisition activity requires transitions from, and the integration of, operations and, usually, information systems that are used by acquired hospitals. In addition, some of the hospitals we acquire had significantly lower operating margins than the hospitals we operate prior to the time of our acquisition. If we fail to improve the operating margins of the hospitals we acquire, operate such hospitals profitably or effectively integrate the operations of acquired hospitals, our results of operations could be harmed.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

Hospitals that we acquire may have unknown or contingent liabilities, including but not limited to, liabilities for failure to comply with applicable laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such hospitals for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of hospitals we acquire. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could harm our business.

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

If we fail to comply with extensive laws and government regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations that could reduce our revenue and profitability.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	hospital billing practices and prices for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care and quality of medical equipment and services;

•	ownership of facilities;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and patient medical records;

•	the screening, stabilization and transfer of patients who have emergency medical conditions;

•	licensure and accreditation of our facilities;

•	operating policies and procedures, and;

•	construction or expansion of facilities and services.

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

These laws and regulations are extremely complex and, in many cases, we don’t have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws (see “Legal Proceedings”), could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be. See Business—Self-Referral and Anti-Kickback Legislation.

If we are deemed to have failed to comply with the anti-kickback statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

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

In accordance with our internal policies and procedures, as well as EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations may be harmed.

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

We are subject to significant corporate regulation as a public company and failure to comply with all applicable regulations could subject us to liability or negatively affect our stock price.

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that in the future our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

Different interpretations of accounting principles could have a material adverse effect on our results of operations or financial condition.

Generally accepted accounting principles are complex, continually evolving and may be subject to varied interpretation by us, our independent registered public accounting firm and the SEC. Such varied interpretations could result from differing views related to specific facts and circumstances. Differences in interpretation of generally accepted accounting principles could have a material adverse effect on our financial position or results of operations.

We continue to see rising costs in construction materials and labor. Such increased costs could have an adverse affect on the cash flow return on investment relating to our capital projects.

Because of the recent global and regional events, the cost of construction materials and labor has significantly increased. As we continue to invest in modern technologies, emergency rooms and operating room expansions, the construction of medical office buildings for physician expansion and reconfiguring the flow of patient care, we spend large amounts of money generated from our operating cash flow or borrowed funds. In addition, we have commitments with unrelated third-parties to build newly constructed facilities with a specified minimum number of beds and services. Although we evaluate the financial feasibility of such projects by determining whether the projected cash flow return on investment exceeds our cost of capital, such returns may not be achieved if the cost of construction continues to rise significantly or the expected patient volumes are not attained.

ITEM 1B. Unresolved	Staff Comments

None.

ITEM 2.    Properties

Executive Offices

We own an office building with 68,000 square feet available for use located on 11 acres of land in King of Prussia, Pennsylvania.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	230	Owned
Aurora Pavilion	Aiken, South Carolina	47	Owned
Auburn Regional Medical Center	Auburn, Washington	149	Owned
Central Montgomery Medical Center	Lansdale, Pennsylvania	125	Owned
Centennial Hills Hospital Medical Center(2)	Las Vegas, Nevada	170	Owned
Chalmette Medical Center
Chalmette Medical Center(1)	Chalmette, Louisiana	138	Owned
Virtue Street Pavilion(1)	Chalmette, Louisiana	57	Owned
Corona Regional Medical Center	Corona, California	228	Owned
Desert Springs Hospital(2)	Las Vegas, Nevada	286	Owned
Doctors’ Hospital of Laredo	Laredo, Texas	180	Owned
Edinburg Regional Medical Center
Edinburg Regional Medical Center	Edinburg, Texas	168	Owned
Edinburg Children’s Hospital	Edinburg, Texas	120	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	104	Owned
The George Washington University Hospital(3)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
McAllen Medical Center(5)
McAllen Medical Center	McAllen, Texas	490	Leased
McAllen Heart Hospital	McAllen, Texas	73	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Methodist Hospital(11)
Methodist Hospital(1)	New Orleans, Louisiana	306	Owned
Lakeland Medical Pavilion(1)	New Orleans, Louisiana	54	Owned
Northern Nevada Medical Center	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	489	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	85	Owned
Palmdale Regional Medical Center (13)	Palmdale, California	171	Owned
Southwest Healthcare System(9)
Inland Valley Campus	Wildomar, California	124	Leased
Rancho Springs Campus	Murrieta, California	96	Owned
Spring Valley Hospital Medical Center(2)	Las Vegas, Nevada	210	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center(2)	Las Vegas, Nevada	281	Owned
Texoma Medical Center	Denison, Texas	234	Owned
TMC Behavioral Health Center	Denison, Texas		Owned
Valley Hospital Medical Center(2)	Las Vegas, Nevada	404	Owned
Wellington Regional Medical Center(4)	West Palm Beach, Florida	143	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Academy at Canyon Creek	Springville, Utah	128	Owned
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Anchor Hospital	Atlanta, Georgia	102	Owned
Arbour Counseling Services	Rockland, Massachusetts		Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
Arbour Senior Care	Rockland, Massachusetts		Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	82	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Ascent Therapeutic Adventure Program	Naples, Idaho	120	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
The Bridgeway(4)	North Little Rock, Arkansas	98	Leased
Bristol Youth Academy	Bristol, Florida	80	Owned
Broad Horizons	Ramona, California	40	Owned
Carmichael NPS	Carmichael, California	—	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	82	Owned
Casa de Lago	Canyon Lake, California	6	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	34	Owned
Cedar Ridge	Oklahoma City, Oklahoma	36	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	80	Owned
Center for Change	Orem, Utah	58	Owned
Chad Youth Enhancement Center	Ashland City, Tennessee	90	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	122	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Compass Intervention Center	Memphis, Tennessee	88	Owned
Del Amo Hospital	Torrance, California	160	Owned
Desert Hot Springs NPS	Desert Hot Springs, California	—	Owned
Elmira NPS	Elmira, California	—	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	180	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Foundations for Living	Mansfield, Ohio	84	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Grand Terrace NPS	Grand Terrace, California	—	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	128	Owned
Hemet NPS	Hemet, California	—	Owned
Hermitage Hall	Nashville, Tennessee	100	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Highlander Children’s Services	Riverside, California	30	Owned
Highlander NPS	Riverside, California	—	Owned
The Hope Program	Fountain, Florida	32	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
Jacksonville Youth Center	Jacksonville, Florida	—	Owned
Keys of Carolina	Charlotte, North Carolina	48	Owned
Keystone Newport News	Newport News, Virginia	60	Owned
KeyStone Center	Wallingford, Pennsylvania	119	Owned
King George School	Sutton, Vermont	90	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Laguna NPS	Laguna, California	—	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Lakeside Behavioral Health System	Memphis, Tennessee	290	Owned
Laurel Heights Hospital	Atlanta, Georgia	112	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	77	Owned
McDowell Center for Children	Dyersburg, Tennessee	31	Owned
Mar Vista NPS	Vista, California	—	Owned
Mar Vista Group Homes	Vista, California	37	Owned
Marion Youth Center	Marion, Virginia	48	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	112	Owned
Mid Valley Youth Center	Van Nuys, California	84	Owned
Midwest Center for Youth and Families	Kouts, Indiana	58	Owned
Mountain Youth Academy	Mountain City, Tennessee	60	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	85	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw Residential Treatment Center	Anchorage, Alaska	34	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	29	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Nueces County JJAEP NPS	Corpus Christi, Texas	—	Owned
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	111	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	112	Owned
The Pavilion	Champaign, Illinois	52	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	184	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pennsylvania Clinical Schools	Coatesville, Pennsylvania	110	Owned
Provo Canyon School	Provo, Utah	266	Owned
Ramona NPS	Ramona, California	—	Owned
Rancho Cucamonga NPS	Rancho Cucamonga, California	—	Owned
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	84	Owned
Riverside NPS	Riverside, California	—	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	74	Owned
Roxbury	Shippensburg, Pennsylvania	78	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Shenandoah Valley Behavioral Center	Front Royal, Virginia	22	Leased
Sonoma NPS	Sonoma, California	—	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Leased
Steele Canyon NPS	El Cajon, California	—	Owned
Stonington Institute	North Stonington, Connecticut	72	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Timberlawn Mental Health System	Dallas, Texas	124	Owned
Turning Point Care Center	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	40	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Vallejo NPS	Vallejo, California	—	Owned
Van Nuys NPS	Van Nuys, California	—	Owned
Ventura NPS	Ventura, California	—	Owned
Victorville NPS	Victorville, California	—	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Wyoming Behavioral Institute	Casper, Wyoming	70	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Aiken Surgery Center(8)	Aiken, South Carolina	Owned
Auburn Regional Center for Cancer Care	Auburn, Washington	Leased
Cancer Institute of Nevada (7) (10)	Las Vegas, Nevada	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital(12)	Edinburg, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico(7)	Santurce, Puerto Rico	Leased
Northwest Texas Surgery Center(7)	Amarillo, Texas	Leased
Palms Wellington ASC(12)	Royal Palm Beach, Florida	Leased
Providence Surgical and Medical Center(6)	Laredo, Texas	Leased
Surgery Center at Wellington(8)	West Palm Beach, Florida	Leased
Surgery Center of Midwest City(6)	Midwest City, Oklahoma	Leased
Surgical Arts Surgery Center(7)	Reno, Nevada	Leased

(1)	Chalmette Medical Center, Virtue Street Pavilion, Methodist Hospital and Lakeland Medical Pavilion were severely damaged as a result of Hurricane Katrina during the third quarter of 2005 and remain closed and non-operational.
(2)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us. Centennial Hills Medical Center is currently under construction and is scheduled to be completed and opened during the fourth quarter of 2007.
(3)	We hold an 80% ownership interest in this facility through a general partnership interest in limited partnership. The remaining 20% ownership interest is held by an unaffiliated, third-party.
(4)	Real property leased from the Trust.
(5)	Real property of McAllen Medical Center is leased from the Trust. Although the real property of the McAllen Heart Hospital or the newly constructed South Texas Behavioral Health Center is not leased from the Trust, the license for these facilities is included in McAllen Medical Center’s license.
(6)	We own general and limited partnership interests in a limited partnership that owns and operates this center.
(7)	We own a majority interest in a LLC that owns and operates this center.
(8)	We own a minority interest in a LLC that owns and operates this center.
(9)	Real property of Southwest Healthcare System-Inland Valley Campus is leased from the Trust. Although the real property of the Southwest Healthcare System-Rancho Springs Campus is not leased from the Trust, the license for this facility is included in Southwest Healthcare System’s license.
(10)	Real property is owned by a limited partnership or LLC that is majority owned by us.
(11)	As of December 31, 2006, Methodist Hospital and Lakeland Medical Pavilion are wholly-owned by us. In January, 2004, we purchased a controlling 90% ownership interest in a LLC (10% ownership interest was owned by a third-party) that owned the assets and operations of Methodist Hospital, and in February, 2004, this LLC purchased the assets and operations of Lakeland Medical Pavilion. In December, 2006, pursuant to the terms of the LLC agreement, the third-party exercised their “put option”, requiring us to repurchase their minority ownership interest.
(12)	We own non-controlling ownership interests of approximately 50% in the entities that operate these facilities.
(13)	New acute-care facility currently under construction and scheduled to be completed and opened during the fourth quarter of 2008.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $35 million in 2006, $32 million in 2005 and $30 million in 2004.

ITEM 3.    Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We continue to cooperate in the investigation. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal investigation concerning the production of documents. At this time, we are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to further inquiries or actions, or that we will not be faced with sanctions, fines or penalties in connection with the investigation of our South Texas Health System affiliates. Even if we were to ultimately prevail, the government’s inquiry and/or action in connection with this matter could have a material adverse effect on our future operating results.

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, during 2006 we recorded an estimated $10 million pre-tax provision in connection with this matter.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class B Common Stock is traded on the New York Stock Exchange. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis.

The table below sets forth, for the calendar quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2006 and 2005.

Common Stock Performance

	2006	2005
Market price of common stock	High - Low	High - Low
High - Low, by quarter
1st	$51.31-$45.27	$52.40-$42.42
2nd	$52.85-$48.47	$63.20-$51.61
3rd	$60.07-$50.12	$62.04-$47.36
4th	$59.78-$50.99	$49.67-$45.54

Number of shareholders of record as of January 31, 2007, were as follows:

Class A Common	11
Class B Common	390
Class C Common	5
Class D Common	151

Stock Repurchase Programs

During 1999, 2004, 2005 and 2006, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 16.5 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the stock repurchase program, we may purchase shares on the open market or in negotiated private transactions. There is no expiration date on the remaining share repurchase authorization. The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2006:

	Additional Shares Authorized For Repurchase	Shares Repurchased	Average Per Share Repurchase Price	Aggregate Repurchase Price (in thousands)	Remaining Shares Authorized for Repurchase at December 31,
Balance as of December 31,2003					1,122,077
2004	2,000,000	(559,481)	$42.06	$23,534	2,562,596
2005	5,500,000	(4,459,276)	$55.85	$249,055	3,603,320
2006	5,000,000	(6,527,155)	$53.68	$350,372	2,076,165

Total for three-year period ended December 31, 2006	12,500,000	(11,545,912)	$53.96	$622,961

During the period of October 1, 2006 through December 31, 2006, we repurchased the following shares:

2006 Period	Total number of shares purchased	Total number of shares purchased as part of publicly announced programs	Average price paid per share	Maximum number of shares that may yet be purchased under the program
October, 2006	1,769,261	1,769,261	$56.54	2,650,688
November, 2006	574,500	574,500	$52.21	2,076,188
December, 2006	23	23	$55.37	2,076,165

Total October through December	2,343,784	2,343,784	$55.48	2,076,165

Dividends

During the two years ending December 31, 2006, dividends per share were declared and paid as follows:

	2006	2005
First quarter	$.08	$.08
Second quarter	$.08	$.08
Third quarter	$.08	$.08
Fourth quarter	$.08	$.08

Total	$.32	$.32

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information, as of the end of December 31, 2006, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plans Information (1)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders	2,259,050	$52.83	3,845,174
Equity compensation plans not approved by security holders	—	—	—

Total	2,259,050	$52.83	3,845,174

(1)	Shares of Class B Common Stock

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2006. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2002 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 400 Health Care Facilities Index (in which we are also included), the S&P 500 Health Care Facilities Index and the S&P 600 Health Care Facilities Index, are as follows: HCA Inc. (Included through December, 2005), Health Management Associates, LifePoint Hospitals, Inc., Province Healthcare Company (included through December, 2004 and acquired by LifePoint Hospitals, Inc. during 2005), Tenet Healthcare Corporation and Triad Hospitals, Inc.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2001	2002	2003	2004	2005	2006
Universal Health Services, Inc	$100.00	$105.42	$125.76	$104.89	$110.86	$132.27
S&P 500 Index	$100.00	$77.90	$100.25	$111.15	$116.61	$135.03
Peer Group	$100.00	$79.29	$85.51	$78.08	$86.49	$86.47

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as the end of, each of the five years ended December 31, 2006. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
Summary of Operations (in thousands)
Net revenues	$4,191,300	$3,935,480	$3,637,490	$3,153,174	$2,884,749
Net income from continuing operations	$259,594	$109,843	$161,098	$187,897	$167,402
Net income	$259,458	$240,845	$169,492	$199,269	$175,361
Net margin	6.2%	6.1%	4.7%	6.3%	6.1%
Return on average equity	18.9%	19.4%	14.4%	20.0%	19.6%
Financial Data (in thousands)
Cash provided by operating activities	$169,239	$425,426	$392,880	$376,775	$331,259
Capital expenditures, net(1)	$341,140	$241,412	$230,760	$224,370	$207,627
Total assets	$3,277,042	$2,858,709	$3,022,843	$2,772,730	$2,329,137
Long-term borrowings	$821,363	$637,654	$852,229	$868,566	$680,514
Common stockholders’ equity	$1,402,464	$1,205,098	$1,220,586	$1,090,922	$917,459
Percentage of total debt to total capitalization	37%	35%	42%	45%	43%
Operating Data—Acute Care Hospitals
Average licensed beds	5,617	5,554	5,645	4,792	4,801
Average available beds	4,783	4,985	4,860	4,119	3,966
Inpatient admissions	246,429	254,522	251,655	227,932	224,286
Average length of patient stay	4.4	4.5	4.6	4.5	4.5
Patient days	1,095,375	1,138,936	1,150,882	1,032,348	1,013,395
Occupancy rate for licensed beds	53%	56%	56%	59%	58%
Occupancy rate for available beds	63%	63%	65%	69%	70%
Operating Data—Behavioral Health Facilities
Average licensed beds	6,607	4,849	4,225	3,894	3,752
Average available beds	6,540	4,766	4,145	3,762	3,608
Inpatient admissions	111,490	102,683	94,743	87,688	84,348
Average length of patient stay	16.6	14.1	13.0	12.2	11.9
Patient days	1,855,306	1,446,260	1,234,152	1,067,200	1,005,882
Occupancy rate for licensed beds	77%	82%	80%	75%	73%
Occupancy rate for available beds	78%	83%	81%	78%	76%
Per Share Data
Net income from continuing operations—basic	$4.76	$1.98	$2.79	$3.26	$2.80
Net income from continuing operations—diluted	$4.57	$1.91	$2.62	$3.02	$2.62
Net income—basic	$4.76	$4.33	$2.94	$3.45	$2.94
Net income—diluted	$4.56	$4.00	$2.75	$3.20	$2.74
Dividends declared	$0.32	$0.32	$0.32	$0.08	—
Other Information (in thousands)
Weighted average number of shares outstanding—basic	54,557	55,658	57,653	59,688	59,730
Weighted average number of shares and share equivalents outstanding—diluted	57,908	62,647	64,865	65,089	67,075

(1)	Amount may include non-cash capital lease obligations, if any.

ITEM 7.    Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2007, we owned and/or operated or had under construction, 31 acute care hospitals (including 2 new facilities currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 110 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 12 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75%, 79% and 81% of our consolidated net revenues in 2006, 2005 and 2004, respectively. Net revenues from our behavioral health care facilities accounted for 25%, 21% and 19% of consolidated net revenues in 2006, 2005 and 2004, respectively.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, including the investigation of our South Texas Health Systems affiliates described herein;

•	national, regional and local economic and business conditions;

•	competition from other healthcare providers, including physician owned facilities in certain markets, including McAllen/Edinburg, Texas, the site of one of our largest acute care facilities;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

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

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock;

•	other factors referenced herein under Risk Factors or otherwise herein or in our other filings with the Securities and Exchange Commission.

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

Revenue recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38%, 39% and 40% of our net patient revenues during 2006, 2005 and 2004, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 42%, 41% and 41% of our net patient revenues during 2006, 2005 and 2004, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not make any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts favorably impacted our 2006 after-tax operating results by $5 million ($8 million pre-tax) and did not materially impact our operating results in 2005 or 2004. A 1% adjustment to our estimated net revenues recorded in connection with Medicare revenues that are subject to retrospective review and settlement as of December 31, 2006, would change our after-tax net income by approximately $1 million.

On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by $61 million during 2006. The implementation of this discount policy did not have a significant impact on net income during the year ended December 31, 2006.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above) $443 million, $335 million and $299 million during 2006, 2005 and 2004, respectively.

At our acute care facilities, Medicaid pending accounts comprise the large majority of our receivables that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Approximately 6% or $33 million as of December 31, 2006 and 6% or $30 million as of December 31, 2005 of our accounts receivable, net, were comprised of Medicaid pending accounts.

Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid Pending at registration if we are unable to definitively determine if they are Medicaid eligible without further evaluation. When a patient is registered as Medicaid eligible or Medicaid Pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid eligibility.

Based on historical hindsight information related to Medicaid pending accounts, we estimate that approximately 58% or $19 million of $33 million total Medicaid pending accounts receivable as of December 31, 2006 will subsequently qualify for Medicaid pending reimbursement. Approximately 56% or $17 million of the $30 million total Medicaid pending accounts receivable as of December 31, 2005 subsequently qualified for Medicaid pending reimbursement and were therefore appropriately classified at the patient’s registration. In 2006, an additional charity reserve of $14 million was established to cover the Medicaid Pending patients that failed to qualify for the Medicaid program based on historical conversion rates. Based on general factors as discussed below in “Provision for Doubtful Accounts”, our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payor classifications, are considered when the overall individual facility and company-wide reserves are developed.

Below are the Medicaid pending receivable agings as of December 31, 2006 and 2005 (amounts in thousands):

	2006	%	2005	%
Under 60 days	$11,090	33.7	$10,978	36.8
61-120 days	7,546	23.0	7,106	23.8
121-180 days	4,191	12.7	3,761	12.6
Over 180 days	10,049	30.6	7,983	26.8

Total	$32,876	100.0	$29,828	100.0

Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $67 million as of December 31, 2006 (including the $14 million additional charity care reserved established during 2006 as discussed above in Revenue recognition) and $25 million as of December 31, 2005.

Uninsured patients that do not qualify as charity patients are extended an uninsured discount of at least 20% of total charges. During the collection process the hospital establishes a partial reserve in the allowance for doubtful accounts for self-pay balances outstanding for greater than 60 days from the date of discharge. All self-pay accounts at the hospital level are fully reserved if they have been outstanding for greater than 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. Potential charity accounts are fully reserved when it is determined the patient may be unable to pay.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2006 and December 31, 2005, accounts receivable are recorded net of allowance for doubtful accounts of $110 million and $105 million, respectively.

Approximately 94% during 2006, 94% during 2005 and 93% during 2004, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payor mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2006 and 2005 (excludes facilities reflected as discontinued operations in our Consolidated Financial Statements):

As of December 31, 2006:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$45,240	$2,840	$682	$1,762
Medicaid	21,379	14,504	9,035	21,268
Commercial insurance and other	144,604	44,495	17,674	31,400
Private pay	54,280	25,279	17,173	23,823

Total	$265,503	$87,118	$44,564	$78,253

As of December 31, 2005:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$46,479	$2,372	$1,506	$3,139
Medicaid	20,233	12,151	7,529	18,093
Commercial insurance and other	129,306	41,115	18,256	35,333
Private pay	53,529	9,102	7,122	10,279

Total	$249,547	$64,740	$34,413	$66,844

Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. Current period adjustments to our reserves for self-insured general and professional and workers’ compensation claims relating to prior periods did not have a material impact on our financial statements during 2006, 2005 or 2004.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2006 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2004 (a)	$147,744	$24,461	$172,205
Plus: accrued insurance expense, net of commercial premiums paid	58,272	19,984	78,256
Less: Payments made in settlement of self-insured claims	(33,482)	(13,371)	(46,853)

Balance at January 1, 2005 (a)	172,534	31,074	203,608
Plus: accrued insurance expense, net of commercial premiums paid	62,788	21,386	84,174
Less: Payments made in settlement of self-insured claims	(20,000)	(12,124)	(32,124)
Plus: Liabilities assumed at acquisition	1,137	4,993	6,130

Balance at January 1, 2006 (a)	216,459	45,329	261,788
Adjustment to liabilities assumed at acquisition	176	668	844
Plus: accrued insurance expense, net of commercial premiums paid	59,752	16,704	76,456
Less: Payments made in settlement of self-insured claims	(31,591)	(13,265)	(44,856)

Balance at December 31, 2006 (a)	$244,796	$49,436	$294,232

(a)	Net of expected recoveries from various state guaranty funds, insurance companies and other sources in connection with PHICO related professional and general liability claims payments.

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

Goodwill:    Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2006, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. During 2006, we recorded a favorable non-cash adjustment to reduce tax reserves in the amount of $3 million due to expiration of statute of limitations in a foreign jurisdiction. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes:     In July, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have substantially completed the evaluation of the impact of FIN 48 on the consolidated financial statements as of January 1, 2007 and we believe that the cumulative effect of applying FIN 48 will reduce the liability for income taxes previously recorded for uncertain tax position from $18 million to $6 million.

Employers Accounting for Defined Benefit Pension and Other Postretirement Plans:     In September, 2006, the FASB issued Standard of Financial Accounting Standards (“SFAS”) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement were effective for us as of December 31, 2006. The adoption of this statement did not have a material effect on our consolidated results of operations or consolidated financial position.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2006, 2005 and 2004 (dollar amounts in thousands):

	Year Ended December 31,
	2006		2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$4,191,300	100.0%	$3,935,480	100.0%	$3,637,490	100.0%
Operating charges:
Salaries, wages & benefits	1,797,587	42.9%	1,625,996	41.3%	1,490,241	41.0%
Other operating expenses	936,958	22.4%	921,118	23.3%	862,870	23.7%
Supplies expense	556,702	13.3%	489,999	12.4%	463,381	12.7%
Provision for doubtful Accounts	349,030	8.3%	368,058	9.4%	307,014	8.5%
Depreciation & amortization	163,694	3.9%	155,478	4.0%	142,481	3.9%
Lease & rental expense	64,060	1.5%	60,790	1.5%	60,907	1.7%
Hurricane related expenses	13,792	0.3%	165,028	4.2%	—	—
Hurricane insurance recoveries	(13,792)	(0.3%)	(81,709)	(2.1%)	—	—

	3,868,031	92.3%	3,704,758	94.1%	3,326,894	91.5%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests & income taxes	323,269	7.7%	230,722	5.9%	310,596	8.5%
Interest expense, net	32,558	0.8%	32,933	0.8%	38,131	1.1%
Hurricane insurance recoveries in excess of expenses	(167,999)	(4.0%)	—	—	—	—
Minority interests in earnings of consolidated entities	46,238	1.1%	25,645	0.7%	16,188	0.4%

Income before income taxes	412,472	9.8%	172,144	4.4%	256,277	7.0%
Provision for income taxes	152,878	3.6%	62,301	1.6%	95,179	2.6%

Income from continuing operations	259,594	6.2%	109,843	2.8%	161,098	4.4%
(Loss)/income from discontinued operations, net of income taxes	(136)	0.0%	131,002	3.3%	8,394	0.3%

Net income	$259,458	6.2%	$240,845	6.1%	$169,492	4.7%

Year Ended December 31, 2006 as compared to the Year Ended December 31, 2005:    Net revenues increased 7% or $256 million to $4.19 billion in 2006 as compared to $3.94 billion during 2005. The increase was attributable to:

•	a $252 million or 7% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•

$166 million of combined decreases in revenues resulting from the closure of our acute care facilities located in Louisiana that were severely damaged by Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the period of January through August of 2005), and;

•

$170 million of other combined increases in revenues resulting primarily from the revenues generated at behavioral health care facilities acquired during 2005 (consists primarily of revenues generated at the 46 behavioral health facilities acquired as part of the KEYS Group Holdings, LLC acquisition during the fourth quarter of 2005).

Income before income taxes increased $240 million to $412 million during 2006 as compared to $172 million during 2005 due primarily to:

•

an increase of $94 million resulting from the favorable change in the Hurricane insurance recoveries recorded ($171 million [$182 million pre-minority interest] recorded during 2006 as compared to $77 million [$82 million pre-minority interest] recorded during 2005), as discussed below in “Impact of Hurricane Katrina”;

•

an increase of $144 million resulting from the favorable change in the charges recorded in connection with damages sustained from Hurricane Katrina ($12 million [$14 million pre-minority interest] recorded during 2006 as compared to $156 million [$165 million pre-minority interest] recorded during 2005), as discussed below in “Impact of Hurricane Katrina”;

•	a decrease of $14 million (exclusive of Hurricane related expenses and recoveries) at our acute care facilities (as discussed below in Acute Care Hospital Services);

•	an increase of $45 million at our behavioral health care facilities (as discussed below in Behavioral Health Services);

•	a decrease of $7 million due to the compensation expense recorded during 2006 in connection with the adoption of SFAS No. 123R on January 1, 2006;

•	a decrease of $6 million due to a gain realized on the sale of land in Las Vegas, Nevada during 2005;

•

a decrease of $5 million resulting from a charge incurred during the third quarter of 2006 to record the aggregate present value of the future funding of a portion of a gift from our Chairman of the Board of Directors, Chief Executive Officer and President to the College of William & Mary (“William & Mary Funding”), and;

•	a decrease of $11 million resulting from other combined unfavorable changes.

Net income increased $18 million to $259 million during 2006 as compared to $241 million during 2005 due primarily to:

•

an after-tax decrease of $131 million in income from discontinued operations resulting primarily from a combined $127 million after-tax gain recorded during 2005 on the sale of our majority ownership interest in an operating company that owned 14 hospitals in France, the sale of two acute care facilities located in Puerto Rico and a home health business located in Florida;

•	the $240 million increase in income before income taxes, as discussed above, and;

•	an unfavorable $91 million change in income taxes resulting primarily from the tax provision on the $240 million increase in income before income taxes.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, our 2006 consolidated statement of income includes an increase to supplies expense of approximately $53 million or 130 basis points (calculated as a percentage of our consolidated net revenues shown above), an increase to salaries, wages and benefits expense of approximately $22 million or 50 basis points and a decrease to other operating expenses of approximately $76 million or 180 basis points. The transition of our pharmacy services did not have a significant impact on our net income during 2006.

Year Ended December 31, 2005 as compared to the Year Ended December 31, 2004:    Net revenues increased 8% to $3.94 billion in 2005 as compared to $3.64 billion in 2004. The $298 million increase during 2005, as compared to 2004, was primarily attributable to:

•	a $261 million or 7% increase in net revenues generated at acute care hospitals and behavioral health care facilities, on a same facility basis;

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

•

a favorable $33 million change in income taxes resulting primarily from the tax benefit on the $84 million decrease in income before income taxes. Also contributing to the decrease in income taxes were certain tax benefits recognized during 2005 in connection with the employee retention tax credit as provided in the “Gulf Opportunity Zone Act of 2005”.

Acute Care Hospital Services

Year Ended December 31, 2006 as compared to the Year Ended December 31, 2005:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2006 and 2005 (dollar amounts in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2005
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,090,525	100.0%	$2,904,425	100.0%
Operating charges:
Salaries, wages and benefits	1,192,871	38.6%	1,084,475	37.3%
Other operating expenses	669,090	21.6%	678,534	23.3%
Supplies expense	487,057	15.8%	411,861	14.2%
Provision for doubtful accounts	327,939	10.6%	328,543	11.3%
Depreciation and amortization	134,213	4.4%	123,626	4.3%
Lease and rental expense	43,228	1.4%	42,388	1.5%

	2,854,398	92.4%	2,669,427	91.9%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	236,127	7.6%	234,998	8.1%
Interest expense, net	1,619	0.0%	997	0.1%
Minority interests in earnings of consolidated entities	34,316	1.1%	32,172	1.1%

Income before income taxes	$200,192	6.5%	$201,829	6.9%

On a same facility basis during 2006, as compared to 2005, net revenues at our acute care hospitals increased $186 million or 6%. Income before income taxes decreased $2 million or 1% to $200 million or 6.5% of net revenues during 2006 as compared to $202 million or 6.9% of net revenues during 2005. The factors contributing to the decrease in income before income taxes at these facilities are discussed below.

Inpatient admissions to these facilities increased 1.7% during 2006, as compared to 2005, while patient days increased 3.1%. The average length of patient stay at these facilities was 4.4 days in each of the years 2006 and 2005. The occupancy rate, based on the average available beds at these facilities, was 63% during 2006, as compared to 62% during 2005.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 4.7% during 2006, as compared to 2005, and net revenue per adjusted patient day increased 3.1% during 2006, as compared to 2005. On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $61 million during 2006. The implementation of this discount policy did not have a significant impact on net income during 2006. Excluding the impact of the uninsured discount policy, on a same facility basis, net revenue per adjusted admission and net revenue per adjusted patient day at these facilities would have increased 6.8% and 5.1%, respectively, during 2006 as compared to 2005. The provision for doubtful accounts as a percentage of our same facility net revenues was 10.6% during 2006, as compared to 11.3% during 2005. Excluding the impact of the uninsured discount implemented at the beginning of 2006, our same facility provision for doubtful accounts would have been 12.3% during 2006.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, our 2006 same facility-acute care results reflected above include an increase to supplies expense of approximately $53 million or 180 basis points (calculated as a percentage of our same facility acute care net revenues shown above), an increase to salaries, wages and benefits expense of approximately $22 million or 70 basis points and a decrease to other operating expenses of approximately $76 million or 250 basis points. The transition of our pharmacy services did not have a significant impact on our same facility-acute care net income during 2006.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $443 million during 2006 and $335 million during 2005.

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. The financial results for the Edinburg Children’s Hospital and South Texas Behavioral Health Center are included in the same facility financial results presented above. Although we experienced significant declines in inpatient volumes in this market during 2005 and 2004, patient volumes at these facilities have stabilized during 2006 as we experienced a 1.1% increase in combined inpatient admissions and a 1.9% decrease in combined patient days during 2006 as compared to 2005. The increase in the combined inpatient admissions during 2006 resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center. Combined income before income taxes at the facilities in this market decreased $4 million during 2006 as compared to 2005. Excluding the effect of retroactive state Medicaid disproportionate share hospital payments recorded during 2006, combined income before income taxes at these facilities decreased $9 million during 2006 as compared to 2005. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

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

The following table summarizes the results of operations for all our acute care operations during 2006 and 2005. Included in these results, in addition to the same facility results shown above, are: (i) the financial results for the for the period of January 1, 2005 through August 31, 2005 for our Louisiana hospitals damaged and closed as a result of Hurricane Katrina; (ii) the hurricane related expenses and insurance recoveries recorded during both years, and; (iii) items such as the retroactive portion of the favorable supplemental government reimbursements and contractual settlements excluded from the same facility results shown above, and provision for lawsuit as discussed below:

	Year Ended December 31, 2006		Year Ended December 31, 2005
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,106,383	100.0%	$3,074,129	100.0%
Operating charges:
Salaries, wages and benefits	1,192,871	38.4%	1,153,426	37.6%
Other operating expenses	679,118	21.8%	719,696	23.4%
Supplies expense	487,057	15.7%	431,212	14.0%
Provision for doubtful accounts	327,939	10.6%	344,776	11.2%
Depreciation and amortization	134,213	4.3%	130,082	4.2%
Lease and rental expense	43,267	1.4%	45,885	1.5%
Hurricane related expenses	13,792	0.4%	165,028	5.4%
Hurricane related insurance recoveries	(13,792)	(0.4%)	(81,709)	(2.7%)

	2,864,465	92.2%	2,908,396	94.6%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	241,918	7.8%	165,733	5.4%
Interest expense, net	1,619	0.1%	1,008	0.0%
Hurricane recoveries in excess of expenses	(167,999)	(5.4%)	—	—
Minority interests in earnings of consolidated entities	43,035	1.3%	22,819	0.8%

Income before income taxes	$365,263	11.8%	$141,906	4.6%

During 2006, as compared to 2005, net revenues at our acute care hospitals increased 1% or $32 million. The increase in net revenues was attributable to:

•	a $186 million increase at same facility revenues, as discussed above;

•

combined decreases in revenue of $166 million resulting from the closure of our acute care facilities located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 (amount represents revenue generated by these facilities during the period of January through August of 2005);

•	a $12 million increase resulting from the net favorable change in the retroactive portion of supplemental reimbursements from certain states and settlement of prior year Medicare cost reports.

Income before income taxes increased $223 million to $365 million or 11.8% of net revenues during 2006 as compared to $142 million or 4.6% of net revenues during 2005. The increase in income before income taxes at our acute care facilities resulted from:

•	a $2 million decrease at our acute care facilities owned for more than a year, as discussed above;

•

an increase of $94 million resulting from the favorable change in the Hurricane insurance recoveries recorded ($171 million [$182 million pre-minority interest] recorded during 2006 as compared to $77 million [$82 million pre-minority interest] recorded during 2005), as discussed below in “Impact of Hurricane Katrina”;

•

an increase of $144 million resulting from the favorable change in the charges recorded in connection with damages sustained from Hurricane Katrina ($12 million [$14 million pre-minority interest] recorded during 2006 as compared to $156 million [$165 million pre-minority interest] recorded during 2005), as discussed below in “Impact of Hurricane Katrina”;

•	a $10 million decrease due to a provision recorded during 2006 in connection with a wage and hour lawsuit filed against us in California (see Item 3- Legal Proceedings), and;

•

a net $3 million decrease from other combined items such as the unfavorable change caused by the cessation of the combined income at our acute care facilities that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 and the net favorable change in the retroactive portion of supplemental reimbursements from certain states.

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

Inpatient admissions to these facilities increased 2.7% during 2005, as compared to 2004, while patient days increased 1.4%. The average length of patient stay at these facilities was 4.5 days in each of the years 2005 and 2004. The occupancy rate, based on the average available beds at these facilities, was 63% during 2005, as compared to 65% during 2004. Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission at these facilities increased 4.2% during 2005, as compared to 2004, and net revenue per adjusted patient day increased 5.3% during 2005, as compared to 2004.

The large majority of the decline in income before income taxes at our acute care facilities during 2005, as compared to 2004, was attributable to an increase in the level of uninsured patients at our acute care facilities and to a continued decline in the operating performance of our two acute care hospitals located in the McAllen/Edinburg market, as discussed below. During 2005, as compared to 2004, we experienced an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, resulted from an increase in the number of patients who are employed but do not have health insurance. The level of uninsured patients at our acute care facilities resulted in a significant increase in our provision for doubtful accounts which, on a same facility basis, increased to 11.2% of net revenues during 2005 as compared to 9.8% during 2004.

During 2005, combined admissions and patient days at our two acute care hospitals located in the McAllen/Edinburg, Texas market decreased 7.5% and 13.5%, respectively, as compared to 2004. Combined income before income taxes at these two facilities decreased $17 million during 2005, as compared to 2004. As mentioned above, these declines were due primarily to intense hospital and physician competition as a physician-owned hospital in the market added new inpatient capacity in late 2004 which further eroded a portion of our higher margin business, including cardiac procedures.

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

During 2005, as compared to 2004, net revenues at our acute care hospitals increased 6% or $176 million. The increase in net revenues was primarily attributable to:

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

Behavioral Health Care Services

Year Ended December 31, 2006 as compared to the Year Ended December 31, 2005:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2006 and 2005 (dollar amounts in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2005
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$883,809	100.0%	$817,440	100.0%

Operating charges:
Salaries, wages and benefits	423,409	47.9%	399,996	48.9%
Other operating expenses	166,177	18.8%	158,655	19.5%
Supplies expense	52,555	5.9%	50,241	6.1%
Provision for doubtful accounts	20,994	2.4%	22,337	2.7%
Depreciation and amortization	16,577	1.9%	18,013	2.2%
Lease and rental expense	12,447	1.4%	11,171	1.4%

	692,159	78.3%	660,413	80.8%

Income before interest expense, minority interests and income taxes	191,650	21.7%	157,027	19.2%

Interest expense, net	46	0.0%	104	0.0%
Minority interests in earnings of consolidated entities	201	0.0%	72	0.0%

Income before income taxes	$191,403	21.7%	$156,851	19.2%

On a same facility basis during 2006, as compared to 2005, net revenues at our behavioral health care facilities increased 8% or $67 million to $884 million as compared to $817 million. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 5.6% during 2006, as compared to 2005, and net revenue per adjusted patient day increased 7.8% during 2006, as compared to 2005. The increase in net revenues at our behavioral health care facilities during 2006, as compared to 2005, partially resulted from a scheduled increase in the Medicare, prospective payment system rates. Income before income taxes increased $34 million or 22% to $191 million or 21.7% of net revenues during 2006 as compared to $157 million or 19.2% of net revenues during 2005.

Inpatient admissions to these facilities increased 3.7% during 2006, as compared to 2005, while patient days increased 1.7%. The average length of patient stay at these facilities was 13.8 days during 2006 and 14.1 days during 2005. The occupancy rate, based on the average available beds at these facilities, was 83% during 2006 and 2005.

The following table summarizes the results of operations for all our behavioral health care facilities, including newly acquired facilities, for the years ended December 31, 2006 and 2005 (amounts in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2005
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,028,967	100.0%	$817,440	100.0%

Operating charges:
Salaries, wages and benefits	513,979	49.9%	399,996	49.0%
Other operating expenses	193,397	18.8%	158,655	19.4%
Supplies expense	61,027	5.9%	50,241	6.1%
Provision for doubtful accounts	20,507	2.0%	22,337	2.7%
Depreciation and amortization	22,154	2.2%	18,013	2.2%
Lease and rental expense	16,240	1.6%	11,171	1.4%

	827,304	80.4%	660,413	80.8%

Income before interest expense, minority interests and income taxes	201,663	19.6%	157,027	19.2%

Interest expense, net	274	0.0%	104	0.0%
Minority interests in earnings (losses) of consolidated entities	(949)	(0.1%)	72	0.0%

Income before income taxes	$202,338	19.7%	$156,851	19.2%

During 2006, as compared to 2005, net revenues at our behavioral health care facilities (including newly acquired facilities), increased 26% or $212 million. The increase in net revenues was attributable to:

•	a $67 million increase in same facility revenues, as discussed above, and;

•	$145 million of revenues generated at facilities acquired and/or opened during 2006 and 2005, as discussed below.

Income before income taxes increased $45 million or 29% to $202 million or 19.7% of net revenues during 2006, as compared to $157 million or 19.2% of net revenues during 2005. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $34 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$11 million of other combined income, net of losses, generated at facilities acquired and/or opened during 2006 and 2005.

During 2006 we opened two behavioral health care facilities in Oklahoma with a combined total of 68-beds, acquired a 128-bed behavioral health care facility in Utah and acquired a 77-bed behavioral health care facility in Kentucky.

During 2005, we acquired the following:

•

the stock of KEYS Group Holdings, LLC, including Keystone Education and Youth Services, LLC. Through this acquisition, we added a total of 46 facilities in 10 states including 21 residential treatment facilities with 1,280 beds, 21 non-public therapeutic day schools and four detention facilities;

•

the assets of five therapeutic boarding schools located in Idaho and Vermont, four of which were closed at the date of acquisition. Three of these facilities reopened during 2005 and one remains closed;

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

On a same facility basis during 2005, as compared to 2004, net revenues at our behavioral health care facilities increased 8% or $57 million. Income before income taxes increased $24 million or 19% to $154 million or 20.4% of net revenues during 2005 as compared to $130 million or 18.6% of net revenues during 2004. Inpatient admissions to these facilities increased 5.9% during 2005, as compared to 2004, while patient days increased 4.5%. The average length of patient stay at these facilities was 12.9 days during 2005 and 13.0 days during 2004. The occupancy rate, based on the average available beds at these facilities, was 83% during 2005, as compared to 81% during 2004. On a same facility basis, net revenue per adjusted admission at these facilities increased 3.2% during 2005, as compared to 2004, and net revenue per adjusted patient day increased 4.3% during 2005, as compared to 2004.

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2006	2005	2004
Third Party Payors:
Medicare	25%	28%	29%
Medicaid	13%	11%	11%
Managed Care (HMO and PPOs)	42%	41%	41%
Other Sources	20%	20%	19%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

	Percentage of Net Patient Revenues
Acute Care Facilities	2006	2005	2004
Third Party Payors:
Medicare	29%	30%	32%
Medicaid	9%	8%	9%
Managed Care (HMO and PPOs)	41%	40%	39%
Other Sources	21%	22%	20%

Total	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2006	2005	2004
Third Party Payors:
Medicare	15%	19%	15%
Medicaid	25%	24%	23%
Managed Care (HMO and PPOs)	43%	46%	48%
Other Sources	17%	11%	14%

Total	100%	100%	100%

Note 11-Segment Reporting, to our Consolidated Financial Statements included in this annual report contains our revenues, income and other operating information for each reporting segment of our business.

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2006, 2005 and 2004, the update factors were 3.7%, 3.3% and 3.4%, respectively. For 2007, the update factor is 3.4%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods.

In August 2006, CMS finalized new provisions for the hospital inpatient PPS for the upcoming federal fiscal year, which includes a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount. For federal fiscal year 2007, CMS has begun to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination. This change will phase-in ratably over three years with full phase-in to be completed in federal fiscal year 2009.

In the same final rule, in federal fiscal year 2007, CMS expanded the number of Medicare DRGs from 526 to 538. As part of this DRG expansion, CMS identified 20 new DRGs involving 3 different clinical areas that attempt to significantly improve the CMS DRG system’s recognition of severity of illness. The final rule also modifies 32 existing DRGs in an attempt to better capture differences in severity, and deletes 8 existing DRGs. Similarly, CMS has stated it will conduct through a research contractor an evaluation of alternative DRG severity systems and implement one of these systems, or potentially a system that CMS develops based on its own prior research, in the hope of achieving further improvements in payment accuracy by federal fiscal year 2008.

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

For the majority of outpatient hospital services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year. For 2006, 2005 and 2004, the payment rate update factors were 3.7%, 3.3% and 3.4%, respectively. For 2007, the update factor is 3.4%.

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare inpatient PPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number patients with these specific medical conditions, often referred to as the “75 Percent Rule.” Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. CMS has temporarily reduced the IRF qualifying threshold from 75% to 50% in 2005, 60% in 2006 and 65% in 2007 before returning to the 75% threshold in 2008.

Psychiatric hospitals have traditionally been excluded from the inpatient services PPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem PPS with adjustments to account for certain facility and patient characteristics. Psych PPS also contains provisions for Outlier Payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. In May 2006, CMS published its annual increase to the federal component of the Psych PPS per diem rate. This increase includes the effects of market basket updates resulting in a 4.5% increase in total payments for Rate Year 2007, covering the period of July 1, 2006 to June 30, 2007. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations, however, due to the three-year phase in period, we do not believe the favorable effect will have a material impact on our 2007 results of operations.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In 2006, 2005 and 2004, we earned $22 million, $19 million and $6 million, respectively, of revenue in connection with this program. For the remainder of the state fiscal year (“SFY”) 2007 (covering the period of January 1, 2007 through August 31, 2007), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $12 million.

During the remainder of 2007, covering a portion of the SFY2008 (covering the period of September 1, 2007 to December 31, 2007), our estimated revenues earned pursuant to this program could range from zero to $9 million depending on the ability of the local hospital district to make Inter-Governmental Transfers (“IGTs”) to the state of Texas. We are unable to predict whether the hospital district will fund the IGTs at a level in SFY2008 above the minimum range.

On July 27, 2006, CMS retroactively approved to June 11, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program is subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In 2006 and 2005, we earned $13 million and $1 million, respectively, of revenues in connection with this program. We estimate that our hospitals will be entitled to reimbursements of approximately $7 million annually.

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

Also included in our financial results during 2005 was $6 million in non-recurring Medicaid payments from Texas for a SFY2005 state-wide upper payment limit (“UPL”) Medicaid payment program. This UPL program was not renewed by Texas beyond the SFY2005.

We operate two freestanding psychiatric hospitals in the Dallas, Texas region that operated under the Lone Star Select II prospective per diem payment program. We were notified by the Commission that this per diem payment program terminated on August 31, 2006. These affected facilities were paid on a TEFRA cost based payment system for September and October of 2006. Effective November 1, 2006, the Commission’s payment for these hospitals is based on a prospective per diem rate based on a prior year cost report.

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

Other Sources:    Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are offered substantial discounts in an effort to settle their outstanding account balances. In addition, effective January 1, 2006, we implemented a formal uninsured discount policy for our acute care hospitals which had the effect of lowering both our provision for doubtful accounts and net revenues but did not materially impact net income.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2007 fiscal years (covering the period of September 1, 2006 through August 31, 2007 for Texas and October 1, 2006 through September 30, 2007 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the SFY2007, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Included in our financial results was an aggregate of $43 million during 2006, $38 million during 2005 and $39 million during 2004 from these programs. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In February 2003, the United States Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”) published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. To date, no actions to follow up on this report have had any material impact on our Texas hospitals.

Sources of Revenues and Health Care Reform:    Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, such as Hurricane Katrina, the continuing expansion of a Medicare drug benefit and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $34 million during 2006, $34 million during 2005 and $32 million during 2004. Combined income before income taxes from these entities was $5 million during 2006, $3 million during 2005 and $2 million during 2004.

Interest expense was $33 million during 2006, $33 million during 2005 and $38 million during 2004. The $5 million decrease during 2005, as compared to 2004, was due primarily to lower borrowings outstanding under our revolving credit facility since during 2005, we repaid $150 million of debt under the facility (net of $8 million of additional borrowings) using the net cash provided by operating activities and the cash proceeds generated from the sale of assets and businesses consisting primarily of the sale of acute care hospitals, as discussed below in Discontinued Operations. See Note 4 to the Consolidated Financial Statements—Long Term Debt, for additional disclosure.

Below is a schedule of our interest expense during 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004
Revolving credit & demand notes	$5,825	$3,986	$5,755
$200 million, 6.75% Senior Notes due 2011	13,500	13,500	13,500
$250 million, 7.125% Senior Notes due 2016	8,956	—	—
Convertible debentures, 5.00%	7,791	15,145	14,535
Other combined, including interest rate swap expense, net of income	1,667	1,654	6,036
Capitalized interest on major construction projects	(3,403)	—	(1,539)
Interest income	(1,778)	(1,352)	(156)

Interest expense, net	$32,558	$32,933	$38,131

The effective tax rate was 37.1% during 2006, 36.2% during 2005 and 37.1% during 2004. The increase in our effective tax rate during 2006 resulted from: (i) the unfavorable impact resulting from an increase in the effective state income tax rate; (ii) the unfavorable impact resulting from the non-deductible $5 million charge incurred during 2006 in connection with the William & Mary Funding, and; (iii) the favorable impact resulting from a $3 million favorable adjustment to reduce reserves due to the expiration of statute of limitations in a foreign jurisdiction. The lower effective tax rate during 2005, as compared to 2006 and 2004, was due primarily to certain tax benefits recognized in connection with the employee retention tax credit as provided in the “Gulf Opportunity Zone Act of 2005”.

Discontinued Operations

During 2005 and 2004, in conjunction with our strategic plan to sell certain acute care hospitals, as well as certain other under-performing assets, we sold acute care hospitals and related businesses and surgery and radiation therapy centers, as listed below. In addition, we also sold the assets of a closed women’s hospital located in Edmond, Oklahoma during the fourth quarter of 2005. The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for during each of the last three years.

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

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
		(000s)
Net revenues	$216	$165,967	$520,383

(Loss)/income from operations	($217)	$3,355	$8,680
Gains on divestitures	—	190,558	5,382

(Loss)/income from discontinued operations, pre-tax	(217)	193,913	14,062
Income tax benefit/(expense)	81	(62,911)	(5,668)

(Loss) Income from discontinued operations, net of income tax expense	($136)	$131,002	$8,394

Impact of Hurricane Katrina

In August, 2005, our facilities listed below were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to evaluate the likely recovery period for the surrounding communities.

Methodist Hospital — located in New Orleans, Louisiana consisting of Methodist Hospital (“Methodist”), a six-story, 306-bed acute-care facility and Lakeland Medical Pavilion (“Lakeland”), a two-story, 54-bed acute-care facility.

Chalmette Medical Center — located in Chalmette, Louisiana consisting Chalmette Medical Center (“Chalmette”), a two-story, 138-bed acute-care facility and Virtue Street Pavilion, a one-story, 57-bed facility providing physical rehabilitation, skilled nursing and inpatient behavioral health services.

Since these facilities have been closed since Hurricane Katrina, no revenues are reflected in our Consolidated Statements of Income for the post-hurricane period. We have therefore excluded the financial and statistical results for these facilities from our “same facility” results for the period of September 1, 2005 through December 31, 2006.

Prior to December, 2006, Methodist and Lakeland were owned by a limited liability company (“LLC”) in which we held a 90% ownership interest while the remaining 10% interest was held by an unaffiliated third-party. Pursuant to the terms of the LLC agreement, the third-party, minority member had certain “put rights” which they elected to exercise in December, 2006. The exercise of this put right required us to purchase the minority member’s interest for $14.8 million which, as stipulated in the LLC agreement, consisted of the minority member’s initial contribution in each facility. The gain resulting from this transaction, which is included in hurricane related expenses, net, did not have a material impact on our 2006 results of operations.

During the third quarter of 2006, we completed the asset exchange and substitution with Universal Health Realty Income Trust (the “Trust”) whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington Regional Medical Center (“Wellington”), The Bridgeway (“Bridgeway”) and Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), in satisfaction of the obligations under the Chalmette lease. This transaction did not qualify as a sale pursuant to SFAS No. 66—Accounting for Sales of Real Estate, and is being accounted for in accordance with the financing method prescribed by SFAS No. 98—Accounting for Leases. The total rent payable by us to the Trust on the Capital Additions included in the substitution package is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the last three years, excluding the rent on the Inland Valley Capital Additions in excess of $11 million, if any.

Hurricane related expenses:

Included in our financial results were the after-tax, net expenses incurred for hurricane related expenses which, on a combined after-tax basis, amounted to $8 million ($14 million pre-tax and pre-minority interest) during 2006 and $99 million ($165 million pre-tax and pre-minority interest) during 2005 consisting of the following (amounts in thousands):

	2006	2005
Property write-down(A)	$11,124	$53,609
Accrued payable to the Trust based on independent appraisals	—	23,964	(B)
Increase in/(recovery of) provision for doubtful accounts and allowance for unbilled revenue(C)	(8,438)	20,836
Provision for asset impairment	—	19,561	(D)
Post-Hurricane salaries, wages and benefits paid to employees of affected facilities	—	17,064	(E)
Building remediation expenses(F)	7,779	16,840
Other expenses, net of gain(G)	3,327	13,154

Subtotal—pre-tax, pre-minority interest net Hurricane-related expenses	13,792	165,028
Less: Minority interests in Hurricane-related expenses	(1,721)	(9,228)

Subtotal—pre-tax Hurricane-related expenses	12,071	155,800
Income tax benefit	(4,499)	(56,758)

After-tax Hurricane-related expenses	$7,572	$99,042

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the $54 million of write-downs recorded during 2005 were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility. The property write-down charge of $11 million recorded during 2006 related primarily to the equipment at Methodist, the carrying-value of which has been reduced to zero since the majority of the equipment remains in storage and, after further evaluation, a significant portion will likely require refurbishment and certification before being placed into service.
B.	Consists of our liability in connection with the lease on the majority of the real estate assets of Chalmette which, prior to Hurricane Katrina, were leased by us from the Trust. During 2006, as discussed above, we completed the asset exchange and substitution agreement with the Trust whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for the Capital Additions at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease.
C.	The amount recorded during 2005 represents an increase in provision for doubtful accounts to fully reserve for all accounts receivable outstanding for each facility as of December 31, 2005 since the Hurricane left many patients without the financial resources required to pay bills. In addition, a provision was recorded during 2005 to fully reserve for all net patient revenue that was unbilled at the time of the Hurricane. During 2006, we collected $8.4 million of the previously reserved accounts.
D.	Consists of asset impairment charges recorded during 2005 resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.
E.	Consists of salaries, wages and benefits expense for employees of affected facilities during the post-Hurricane period through December 31, 2005. Most of the employees of these facilities had their employment terminated in early-October, 2005, although certain benefits continued through December 31, 2005.
F.	Consists of expenses incurred in connection with remediation of the Hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.
G.	Consists of various other expenses related to the Hurricane and its aftermath including expenses incurred in connection with the patients, employees and property of each facility. Also included during 2006 was a $2.6 million pre-tax gain realized by us from the repurchase of the minority member’s 10% ownership interest in the Methodist and Lakeland facilities, as mentioned above.

Hurricane insurance recoveries:

During 2006, we reached an agreement with our insurance carrier to settle all claims related to damage sustained at our facilities located in Louisiana as a result of Hurricane Katrina. Including amounts collected from our other insurance carriers in 2005 and 2006, we received total insurance proceeds of $264 million which represented approximately 95% of our insurance policy limits. Included in our financial results were after-tax hurricane related insurance recoveries amounting to $107 million ($182 million pre-tax and pre-minority interest) during 2006 and $49 million ($82 million pre-tax and pre-minority interest) during 2005.

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

As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225 million ($216 million net of expected recoveries), of which $24 million is included in other current liabilities. Included in other assets was $3 million as of December 31, 2006 and $9 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Prior to 2006, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation. Due to a sharp increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased significantly. As a result, catastrophic coverage for flood and earthquake has been limited to annual aggregate losses, windstorms have been limited to per occurrence losses and coverage has been limited to lower sub-limits for named windstorms and earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $169 million during 2006 as compared to $425 million during 2005. The $256 million net decrease was primarily attributable to the following:

•

an unfavorable change of $107 million in accounts receivable due primarily to: (i) an unfavorable change of $40 million due to an increase in the Texas upper payment limit and disproportionate share hospital receivables during 2006, the majority of which are scheduled to be paid to us prior to June 30, 2007; (ii) an unfavorable change of $18 million due to the funding of the Medicaid supplemental payment program escrow accounts for our Texas hospitals which we expect to receive during the second and fourth quarters of 2007; (iii) an unfavorable change of $23 million due to an increase in the combined accounts receivable at our four acute care hospitals located in Las Vegas, Nevada due primarily to an increase in patient volumes and net revenues during 2006, as compared to 2005; (iv) an unfavorable change of $6 million due to a construction contract receivable outstanding as of December 31, 2006 in connection with our management of a newly constructed acute care facility for an unaffiliated third-party, and; (v) $20 million of other combined net unfavorable changes partially due to the favorable changes in accounts receivable occurring during 2005 as a result of lower accounts receivable balances for our Louisiana hospitals that were damaged and closed as a result of Hurricane Katrina and from additional government supplemental reimbursements received during the third quarter of 2005;

•	an unfavorable change of $176 million in accrued and deferred income taxes, as discussed below;

•	a favorable change of $44 million resulting from hurricane insurance recoveries received during 2006, as discussed below in Hurricane Insurance Proceeds Received;

•

an unfavorable change of $45 million due to a decrease in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, net of losses, hurricane insurance recoveries, hurricane related expenses and provision for asset impairment);

•

a $19 million combined unfavorable change in accrued insurance expense and payments made in settlement of self-insured claims, net of commercial reimbursements, due to: (i) a $12 million increase in payments during 2006, as compared to 2005, due in part to a $9 million settlement received during 2005 from a commercial professional and general liability insurance carrier, and; (ii) a $7 million decrease in accrued insurance, net of commercial premiums paid;

•

a $16 million favorable change resulting from payments made for expenses and building remediation costs incurred, net of recovery of previously reserved patient accounts, in connection with damage sustained by our acute care facilities in Louisiana from Hurricane Katrina;

•	a $12 million favorable change in minority interest in earnings of consolidated entities, net of distributions, and;

•	$19 million of other combined net favorable changes.

Hurricane insurance proceeds received:    During 2006, we reached an agreement with our insurance carrier to settle all claims related to damage sustained at our facilities located in Louisiana as a result of

Hurricane Katrina. Including amounts collected from our other insurance carriers in 2005 and 2006, we received total insurance proceeds of $264 million ($189 million received during 2006 and $75 million received during 2005) which represented approximately 95% of our insurance policy limits. We allocated the total insurance proceeds received to “investing activities” and “operating activities” on our consolidated statements of cash flows based upon the percentage of our total insurance claim that related to recovery of property losses and the recovery of all other losses. Of the $189 million of hurricane insurance proceeds received during 2006, $44 million is included in net cash provided by operating activities and the remaining $145 million is included in net cash provided by investing activities. The entire $75 million of hurricane insurance proceeds received during 2005 were included in net cash provided by investing activities. Included in our financial results were after-tax hurricane related insurance recoveries amounting to $107 million ($182 million pre-tax and pre-minority interest) during 2006 and $49 million ($82 million pre-tax and pre-minority interest) during 2005.

Income taxes:    As a result of Hurricane Katrina, the Internal Revenue Service (“IRS”) granted a postponement of payment relief to companies that owned Hurricane Katrina-affected businesses in the most severely damaged parishes of Louisiana. Since four of our facilities were severely damaged and closed as a result of Hurricane Katrina (and remain closed), we believe that we qualified for the income tax postponement until the third quarter of 2006. During 2006, we paid $263 million of income taxes, $84 million of which related to 2005 federal income taxes that were previously deferred pursuant to the above mentioned IRS postponement. As of December 31, 2006, no income tax payments remain deferred pursuant to the IRS postponement.

Days sales outstanding (“DSO”):    Our DSO are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Without adjustment for any of the above mentioned items included in our accounts receivable as of December 31, 2006, our DSO were 52 days in 2006, 46 days in 2005 and 52 days in 2004. After adjusting our December 31, 2006 accounts receivable balance to deduct: (i) the $45 million of combined receivables related to the Texas upper payment limit and disproportionate share hospital receivables, the majority of which are scheduled to be paid to us prior to June 30, 2007; (ii) the $18 million receivable resulting from the funding of the Medicaid supplemental payment program escrow accounts for our Texas hospitals which we expect to receive during the second and fourth quarters of 2007, and; (iii) the $6 million construction contract receivable recorded in connection with our management of a newly constructed acute care facility for an unaffiliated third-party, our adjusted DSO for 2006 were 47 days.

Net cash used in investing activities

Net cash used in investing activities was $278 million during 2006 as compared to $46 million during 2005.

2006:

The $278 million of net cash used in investing activities during 2006 consisted of $341 million spent on capital expenditures and $82 million spent on the acquisition of businesses, less the $145 million of hurricane insurance proceeds received as a result of damage sustained from Hurricane Katrina, as discussed above:

2006 Capital Expenditures:

During 2006, we spent $341 million to finance capital expenditures, including the following:

•	Construction costs related to the newly constructed 170-bed acute care hospital in Las Vegas, Nevada which is scheduled to be completed and opened during the fourth quarter of 2007;

•	Construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which is scheduled to be completed and opened during the second quarter of 2007;

•	Construction costs related to a newly constructed 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened in the fourth quarter of 2008;

•	Construction costs related to the newly constructed 120-bed children’s facility in Edinburg, Texas which has been completed and opened during 2006;

•	Construction costs related to the newly constructed 134-bed replacement behavioral health facility in McAllen, Texas which has been completed and opened during 2006;

•	Construction costs related to the newly constructed 104-bed acute care hospital in Eagle Pass, Texas that has been completed and opened during 2006;

•	Construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

2006 Acquisitions of Businesses:

During 2006, we spent $82 million on the acquisition of businesses, including the following:

•	The assets of two closed behavioral health care facilities located in Florida and Georgia which are being renovated and are scheduled to open during 2007;

•	Acquisition of a 128-bed behavioral health facility in Utah;

•	Acquisition of the assets of an 86-bed behavioral health facility in Colorado which is being renovated and is expected to open in early 2007;

•	Acquisition of a medical office building in Nevada, and;

•	Acquisition of a 77-bed behavioral health care facility located in Kentucky.

2005:

The $46 million of net cash used in investing activities during 2005 consisted of $241 million spent on capital expenditures, $281 million spent on the acquisition of businesses, $401 million of cash proceeds received from sales of assets and businesses and $75 million of Hurricane insurance recoveries received, as follows:

2005 Capital Expenditures:

During 2005, we spent $241 million to finance capital expenditures, including the following:

•	Construction costs related to the 108-bed replacement facility for our Fort Duncan facility in Eagle Pass, Texas which was completed and opened during 2006;

•	Construction costs related to the 120-bed children’s facility located in Edinburg, Texas which was completed and opened during 2006;

•	Construction costs related to the 134-bed replacement behavioral health facility located in McAllen, Texas which was completed and opened during 2006;

•	Construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which is scheduled to be completed and opened during the second quarter of 2007;

•	Construction costs related to additional capacity added to our Aiken Regional Medical Center in Aiken, South Carolina;

•	Construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

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

•

We acquired the assets of five therapeutic boarding schools located in Idaho and Vermont, four of which were closed at the date of acquisition. Three of these facilities reopened during 2005 and the remaining one remains closed;

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

Net cash provided by/used in financing activities

Net cash provided by financing activities was $116 million during 2006 as compared to net cash used in financing activities of $405 million during 2005.

2006:

The $116 million of net cash provided by financing activities consisted of the following:

•	we generated $249 million of net proceeds (net of underwriting discount) from the issuance of $250 million of senior notes which have a 7.125% coupon rate and will mature on June 30, 2016;

•	we generated $245 million of net proceeds from additional borrowings pursuant to our $650 million revolving credit facility and our short term credit facility which is payable on demand;

•

we spent $35 million for repayments of debt consisting primarily of $31 million spent on the redemption of a portion of our outstanding convertible debentures that were due in 2020 prior to our exercise of our call option in June of 2006;

•	we spent $350 million to repurchase approximately 6.5 million shares of our Class B Common Stock on the open market;

•	we spent $17 million to pay quarterly cash dividends of $.08 per share;

•	we received $17 million of capital contributions from a third-party minority member for their share of costs related to an acute care facility currently under construction, and;

•	we generated $7 million of net cash from other financing activities.

2005:

The $405 million of net cash used in financing activities during 2005 consisted of the following:

•	we spent $150 million on net debt repayments ($158 million of debt repayments less $8 million of additional borrowings) consisting primarily of repayments under our revolving credit facility;

•	we spent $249 million to purchase 4.46 million shares of our Class B Common Stock on the open market;

•	we spent $18 million to pay an $.08 per share quarterly cash dividend, and;

•	we received $12 million of other net cash from financing activities due primarily to the issuance of common stock in connection with various employee stock incentive plans.

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

•

a favorable change of $27 million in accrued and deferred income taxes resulting primarily from a postponement of our 2005 federal income tax payments (as discussed above), amounting to $84 million (including federal income taxes due on the gain realized on the 2005 sale of fourteen acute care facilities in France);

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

Net cash used in investing activities

Net cash used in investing activities was $46 million during 2005 as compared to $320 million during 2004. As mentioned above, during 2005, we spent $241 million to finance capital expenditures, we spent $281 million on the acquisition of businesses, we received $401 million of cash proceeds in connection with the sales of hospitals and other assets and we received $75 million of hurricane insurance proceeds.

2004:

The $320 million of net cash used in investing activities during 2004 consisted of $231 million spent on capital expenditures, $163 million spent on the acquisition of businesses, $7 million on the purchase of assets previously leased and $81 million of cash proceeds received from sales of assets and businesses, as follows:

2004 Capital Expenditures:

During 2004, we spent $231 million to finance capital expenditures, including the following:

•	Construction costs related to the new Lakewood Ranch Hospital, a 120-bed acute care facility located in Manatee County, Florida which opened during 2004;

•	Purchase of land for construction of a new acute care facility located in Las Vegas, Nevada;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

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

Net cash used in financing activities

Net cash used in financing activities was $405 million during 2005, as discussed above, as compared to $75 million during 2004.

2004:

The $75 million of net cash used in financing activities during 2004 consisted of the following:

•

we spent $108 million on debt repayments, $100 million of which were used to repay borrowings under the terms of our commercial paper credit facility which expired on its scheduled maturity date in October, 2004;

•	we received $72 million from additional borrowings, $58 million of which were borrowed under our revolving credit facility;

•	we spent $24 million to purchase 559,481 shares of our Class B Common Stock on the open market;

•	we spent $19 million to pay an $.08 per share quarterly cash dividend, and;

•	we received $4 million of other net cash provided by financing activities.

2007 Expected Capital Expenditures:

During 2007, we expect to spend approximately $450 million on capital expenditures, including approximately $254 million related to expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at December 31, 2006. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

2007 Acquisitions:

In January, 2007, we acquired certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation. Pursuant to the terms of the purchase agreement, we are committed to building a 220-bed replacement facility within three years of the closing date which we estimate will cost approximately $132 million. Also, during 2006, we executed a purchase agreement to acquire the assets of a 50-bed behavioral health facility located in Delaware. The transaction, which is subject to normal regulatory approvals, is expected to be completed in March, 2007. The combined cash purchase price for these acquisitions is approximately $80 million.

Capital Resources

Credit Facilities and Outstanding Debt Securities

During 2006, we amended our $500 million unsecured non-amortizing revolving credit agreement which was scheduled to expire on March 4, 2010. The amended facility was increased to $650 million and will expire on July 28, 2011. The amendment increases the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07 to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2006, the applicable margin over the LIBOR rate was 0.40% and the commitment fee was .10%. There are no compensating balance requirements. As of December 31, 2006, we had $338 million of borrowings outstanding under our revolving credit agreement and $240 million of available borrowing capacity, net of $57 million of outstanding letters of credit and $15 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution.

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

The average amounts outstanding during 2006, 2005 and 2004 under the revolving credit and demand notes and commercial paper program (commercial paper program expired on its scheduled maturity date in October, 2004) were $90 million, $84 million and $272 million, respectively, with corresponding effective interest rates of 6.4%, 4.7% and 2.6% including commitment and facility fees. The maximum amounts outstanding at any month-end were $352 million in 2006, $252 million in 2005, and $370 million in 2004. As of December 31, 2006 and 2005, there were no interest rate swaps outstanding. The effective interest rate on our revolving credit and demand notes including the respective interest expense and income incurred on designated interest rate swaps, which are now expired, was unchanged in 2006 and 2005 and was 4.7% during 2004. There was no additional interest expense recorded as a result of our U.S. dollar denominated hedging activity during 2006 and 2005 and $4.1 million was recorded during 2004.

Our total debt as a percentage of total capitalization was 37% at December 31, 2006 and 35% at December 31, 2005. Covenants related to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2006.

The fair value of our long-term debt at December 31, 2006 and 2005 was approximately $841 million and $670 million, respectively.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt. There can be no assurance that such additional funds will be available in the preferred amounts or from the preferred sources.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2006, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2006, totaled $103 million consisting of: (i) $81 million related to our self-insurance programs; (ii) $17 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $5 million of debt guarantees related to entities in which we own a minority interest.

Obligations under operating leases for real property, real property master leases and equipment amount to $137 million as of December 31, 2006. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2011 and 2014. These leases contain up to four 5-year renewal options.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2006:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations(a)	$823,301	$1,938	$1,442	$556,420	$263,501
Estimated future interest payments on debt outstanding as of December 31, 2006(b)	353,417	57,115	107,181	97,011	92,110
Construction commitments(c)	279,000	94,140	184,860	—	—
Purchase and other obligations(d)	125,827	30,260	39,201	37,272	19,094
Operating leases(e)	136,998	38,663	52,052	37,106	9,177
Estimated future defined benefit pension plan and other retirement plan payments(f)	233,374	5,774	8,722	8,894	209,984

Total contractual cash obligations	$1,951,917	$227,890	$393,458	$736,703	$593,866

(a)	Includes capital lease obligations
(b)	Assumes that all debt outstanding as of December 31, 2006, including borrowings under our revolving credit agreement, remain outstanding until the final maturity of the debt agreements at the same interest rates which were in effect as of December 31, 2006. We have the right to repay borrowings under the revolving credit agreement at anytime during the term of the agreement, without penalty.
(c)	Estimated cost to complete construction of: (i) a new 171-bed acute care facility located in Palmdale, California which, pursuant to an agreement with a third-party, we are required to build. As of December 31, 2006, we have spent $23 million in connection with the construction of this facility. In addition, in January, 2007, we acquired certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital. Pursuant to the terms of the purchase agreement, we are committed to build a 220-bed replacement facility within three years of the closing date which we estimate will cost approximately $130 million. In addition to the projects mentioned above, we had various other projects under construction as of December 31, 2006 with estimated additional cost to complete and equip of approximately $179 million. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for the amounts contractually committed to a third-party. In addition, we have a contractual obligation with an unrelated third-party to manage the construction of a new acute care facility located in Texas. In connection with this construction management contract, the newly constructed facility will be wholly-owned by the unrelated third party and the third-party is obligated to reimburse us for the cost of construction. Therefore, the future construction costs related to this project are excluded from the table above.
(d)	Consists of: (i) a $105 million minimum obligation pursuant to a contract that expires in 2012, that provides for certain data processing services at our acute care and behavioral health facilities; (ii) a $9 million commitment payable over a two-year period for a clinical application license fee; (iii) an $8 million liability for physician commitments recorded in connection with the adoption of FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), and; (iv) a $4 million commitment payable over a four-year period in connection with the William & Mary Funding. See Note 1 to the Consolidated Financial Statements for additional disclosure related to FIN 45-3.
(e)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2006 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(f)	Consists of $219 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2083), as disclosed in Note 10 to the Consolidated Financial Statements, and $14 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2006 was a $27 million liability recorded in connection with the non-contributory, defined benefit pension plan and a $9 million liability recorded in connection with the other retirement plan.

As of December 31, 2006, our total accrual for our professional and general liability self-insured claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities $216 million is included in other non-current liabilities. We exclude the $248 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please see Professional and General Liability Claims and Property Insurance for additional disclosure related to our professional and general liability claims and reserves.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by, from time to time, entering into interest rate swap transactions. Although we do not have any interest rate swap agreements outstanding as of December 31, 2006, our previously outstanding interest rate swaps have been contracts that require us to pay fixed and receive floating interest rates or to pay floating and receive fixed interest rates over the life of the agreements. We may also, from time to time, enter into treasury locks (“T-Locks”) to protect from a rise in the yield of the underlying treasury security for a forecasted bond issuance.

As of December 31, 2006 and 2005, we had no U.S. dollar denominated interest rate swaps. During the second quarter of 2006, in connection with the issuance of the $250 million of senior notes (“Notes”) which have a 7.125% coupon rate and mature on June 30, 2016, we entered into T-Locks, with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income, net of income taxes ($2.1 million after-tax), and will be amortized over the life of the 10-year Notes.

During the fourth quarter of 2004, we terminated three interest rate swaps. We terminated one fixed rate swap with a notional principal amount of $125 million, which was scheduled to expire in August 2005. Under the terms of the swap, we paid a fixed rate of 6.76% and received a floating rate equal to three month LIBOR. We also terminated two floating rate interest rate swaps having a notional principal amount of $60 million in which we received a fixed rate of 6.75% and paid a floating rate equal to 6 month LIBOR plus a spread. The initial term of these swaps was ten years and they were both scheduled to expire on November 15, 2011. For the year ended December 31, 2004, we received weighted average rates of 3.2% and paid weighted average rates of 5.5%. The interest rate swap agreements did not constitute positions independent of the underlying exposures. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

The table below presents information about our financial instruments that are sensitive to changes in interest rates, solely long-term debt as of December 31, 2006. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of long-term debt was determined based on market prices quoted at December 31, 2006, for the same or similar debt issues.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt:
Fixed rate—Fair value	$1,669	$1,155	$287	$288	$209,602	$264,613	$477,614
Fixed rate—Carrying value	$1,669	$1,155	$287	$288	$203,232	$253,301	$459,932
Average interest rates
Variable rate long-term debt	$269	$—	$—	$—	$352,900	$10,200	$363,369

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures.

As of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes—Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2006, based on criteria in Internal Control—Integrated Framework, issued by the COSO. Facilities acquired during 2006, as identified in Note 2 to the consolidated financial statements, have been excluded from management’s assessment. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Universal Health Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Universal Health Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Universal Health Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Universal Health Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Universal Health Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Facilities acquired during 2006, as identified in Note 2 to the accompanying consolidated financial statements, have been excluded from management’s assessment. Our audit of internal control over financial reporting of Universal Health Services, Inc. also excluded an evaluation of the internal control over financial reporting of those facilities acquired during 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Universal Health Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, common stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 28, 2007

ITEM 9B    Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

There is hereby incorporated by reference the information to appear under the caption “Election of Directors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006. See also “Executive Officers of the Registrant” appearing in Item I hereof.

ITEM 11.    Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 13.    Certain Relationships and Related Transactions

There is hereby incorporated by reference the information to appear under the caption “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 14.    Principal Accounting Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

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

3.2  Bylaws of Registrant, as amended, previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987, is incorporated herein by reference.

3.3  Amendment to the Registrant’s Restated Certificate of Incorporation previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 3, 2001 is incorporated herein by reference.

4.1  Form of Indenture dated January 20, 2000, between Universal Health Services, Inc. and J.P. Morgan Trust Company, National Association (as successor to Bank One Trust Company, N.A.), Trustee previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3/A (File No. 333-85781), dated February 1, 2000, is incorporated herein by reference.

4.2  Supplemental Indenture between Universal Health Services, Inc. and J.P. Morgan Trust Company, National Association, dated as of June 20, 2006, previously filed as Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 (File No. 333-135277) dated June 23, 2006, is incorporated herein by reference.

4.3  Form of 6 3/4% Notes due 2011, previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 13, 2001, is incorporated herein by reference.

4.4  Form of Debt Security, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-135277) dated June 23, 2006, is incorporated herein by reference.

4.5  Form of 7.125% Notes due 2016, previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

4.6  Officer’s Certificate relating to the 7.125% Notes due 2016, previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

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

10.3  Agreement, dated December 29, 2006, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

10.4  Form of Leases, including Form of Master Lease Document for Leases, between certain subsidiaries of the Registrant and Universal Health Realty Income Trust, filed as Exhibit 10.3 to Amendment No. 3 of the Registration Statement on Form S-11 and Form S-2 of Registrant and Universal Health Realty Income Trust (Registration No. 33-7872), is incorporated herein by reference.

10.5  Corporate Guaranty of Obligations of Subsidiaries Pursuant to Leases and Contract of Acquisition, dated December 24, 1986, issued by Registrant in favor of Universal Health Realty Income Trust, previously filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.6*  Universal Health Services, Inc. Executive Retirement Income Plan dated January 1, 1993, previously filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.7*  2002 Executive Incentive Plan, previously filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.8  Asset Purchase Agreement dated as of February 6, 1996, among Amarillo Hospital District, UHS of Amarillo, Inc. and Universal Health Services, Inc., previously filed as Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.9  Agreement of Limited Partnership of District Hospital Partners, L.P. (a District of Columbia limited partnership) by and among UHS of D.C., Inc. and The George Washington University, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarters ended March 30, 1997, and June 30, 1997, is incorporated herein by reference.

10.10  Contribution Agreement between The George Washington University (a congressionally chartered institution in the District of Columbia) and District Hospital Partners, L.P. (a District of Columbia limited partnership), previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.11*  Deferred Compensation Plan for Universal Health Services Board of Directors and Amendment thereto, previously filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.12  Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.13  Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.14*  Amended and Restated 1992 Stock Option Plan, previously filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

10.15  Credit Agreement dated as of March 4, 2005, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated March 8, 2005, is incorporated herein by reference.

10.16*  Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.17*  Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-119143), dated September 21, 2004 is incorporated herein by reference.

10.18*  Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.19*  Universal Health Services, Inc. 2005 Stock Incentive Plan, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 1, 2005, is incorporated herein by reference.

10.20*  Form of Stock Option Agreement, previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.21*  Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.22*  Restricted Stock Purchase Agreement by and between Universal Health Services, Inc. and Alan B. Miller, Chairman of the Board, President and Chief Executive Officer of the Company, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.23  Sale and Purchase Agreement of the Médi-Partenaires Group, dated April 21, 2005, among UHS International, Inc., Santé et Loisirs, CMS Staff, SF Staff, MP staff and Financiere Opale, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated April 28, 2005, is incorporated herein by reference.

10.24  Ownership Interest Purchase Agreement, dated as of October 3, 2005, among Harbinger Private Equity Fund I, L.L.C., Keystone Group Kids, Inc., Michael Lindley, Marty Weber, Ameris Healthcare Investments, LLC, Rainer Twiford, Al Smith, Mike White, Rodney Cawood, Buddy Turner, Jeff Cross, Gail Debiec, Brad Gardner, Brad Williams, Don Wert, Rob Minor, Mike McCulla, Jim Shaheen, Rob Gaeta, and Universal Health Services, Inc., previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated October 11, 2005, is incorporated herein by reference.

10.25*  Universal Health Services, Inc., Executive Incentive Plan, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 1, 2005, is incorporated herein by reference.

10.26  Amendment No. 1 to the Credit Agreement by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated June 28, 2006, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 1, 2006, is incorporated herein by reference.

10.27*  Description of Contribution Agreement relating to Mr. Alan Miller, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 26, 2006, is incorporated herein by reference.

10.28*  Universal Health Services, Inc. Restricted Stock Purchase Agreement dated as of March 15, 2006, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 21, 2006, is incorporated herein by reference.

10.29  Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006.

11  Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21 Subsidiaries of Registrant.

23 Consent of Independent Registered Public Accounting Firm.

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

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 28, 2007

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	February 28, 2007

/s/ JOHN H. HERRELL John H. Herrell	Director	February 28, 2007

/s/ JOHN F. WILLIAMS, JR., M.D. John F. Williams, Jr., M.D.	Director	February 28, 2007

/s/ LEATRICE DUCAT Leatrice Ducat	Director	February 28, 2007

/s/ ROBERT A. MEISTER Robert A. Meister	Director	February 28, 2007

/s/ MARC D. MILLER Marc D. Miller	Director	February 28, 2007

/s/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2007

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations on January 1, 2006; the Company also adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as discussed in notes 1 and 10 to the consolidated financial statements as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Universal Health Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 28, 2007

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Net revenues	$4,191,300	$3,935,480	$3,637,490
Operating charges:
Salaries, wages and benefits	1,797,587	1,625,996	1,490,241
Other operating expenses	936,958	921,118	862,870
Supplies expense	556,702	489,999	463,381
Provision for doubtful accounts	349,030	368,058	307,014
Depreciation and amortization	163,694	155,478	142,481
Lease and rental expense	64,060	60,790	60,907
Hurricane related expenses, net	13,792	165,028	—
Hurricane insurance recoveries	(13,792)	(81,709)	—

	3,868,031	3,704,758	3,326,894

Income before interest expense, hurricane recoveries in excess of expenses, minority interests and income taxes	323,269	230,722	310,596
Interest expense, net	32,558	32,933	38,131
Hurricane insurance recoveries in excess of expenses	(167,999)	—	—
Minority interests in earnings of consolidated entities	46,238	25,645	16,188

Income before income taxes	412,472	172,144	256,277
Provision for income taxes	152,878	62,301	95,179

Income from continuing operations	259,594	109,843	161,098
(Loss) income from discontinued operations, net of income tax (benefit) expense of ($81) during 2006, $62.9 million during 2005 and $5.7 million during 2004	(136)	131,002	8,394

Net income	$259,458	$240,845	$169,492

Basic earnings per share:
From continuing operations	$4.76	$1.98	$2.79
From discontinued operations	—	2.35	0.15

Total basic earnings per share	$4.76	$4.33	$2.94

Diluted earnings (loss) per share:
From continuing operations	$4.57	$1.91	$2.62
From discontinued operations	(0.01)	2.09	0.13

Total diluted earnings per share	$4.56	$4.00	$2.75

Weighted average number of common shares—basic	54,557	55,658	57,653
Add: Shares for conversion of convertible debentures	3,117	6,577	6,577
Other share equivalents	234	412	635

Weighted average number of common shares and equivalents—diluted	57,908	62,647	64,865

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$14,939	$7,963
Accounts receivable, net	595,009	499,726
Supplies	64,532	52,835
Deferred income taxes	34,913	20,507
Other current assets	19,113	27,267

Total current assets	728,506	608,298

Property and Equipment
Land	201,783	197,758
Buildings and improvements	1,356,437	1,170,122
Equipment	780,019	709,125
Property under capital lease	31,005	34,656

	2,369,244	2,111,661
Accumulated depreciation	(980,124)	(873,695)

	1,389,120	1,237,966
Construction-in-progress	295,965	191,687

	1,685,085	1,429,653
Other assets:
Goodwill	719,991	686,211
Deferred charges	7,262	10,152
Other	136,198	124,395

	863,451	820,758

	$3,277,042	$2,858,709

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,938	$5,191
Accounts payable	190,159	177,600
Accrued liabilities
Compensation and related benefits	107,607	90,948
Interest	3,414	2,618
Taxes other than income	18,371	16,884
Other	171,758	133,236
Current federal and state income taxes	9,204	97,693

Total current liabilities	502,451	524,170

Other noncurrent liabilities	340,815	289,195
Minority interests	174,061	159,879
Long-term debt	821,363	637,654
Deferred income taxes	35,888	42,713
Commitments and contingencies
Common stockholders’ equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 3,328,404 shares in 2006 and 3,328,404 shares in 2005	33	33
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 50,184,501 shares in 2006 and 50,281,543 shares in 2005	502	503
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 335,800 shares in 2006 and 335,800 shares in 2005	3	3
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 24,921 shares in 2006 and 25,626 shares in 2005	—	—
Cumulative dividends	(58,602)	(41,157)
Retained earnings	1,483,981	1,259,998
Deferred compensation	(15,259)	(3,561)
Accumulated other comprehensive loss	(8,194)	(10,721)

	1,402,464	1,205,098

	$3,277,042	$2,858,709

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2004	$33	$544	$3	—	$42,480	($4,644)	$1,050,694	—	$1,812	$1,090,922
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	3	—	—	11,730	—	—	—	—	11,733
Repurchased	—	(6)	—	—	(23,528)	—	—	—	—	(23,534)
Amortization of deferred compensation	—	—	—	—	1,153	—	—	—	—	1,153
Reversal of amortization of deferred compensation	—	—	—	—	(10,604)	—	—	—		(10,604)
Dividends paid ($.32 per share)	—	—	—	—	—	(18,628)	—	—	—	(18,628)
Comprehensive income:
Net income	—	—	—	—	—	—	169,492	—	—	169,492
Foreign currency translation adjustments (net of tax effect of $7,761)	—	—	—	—	—	—	—	—	(1,558)	(1,558)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $3,168)	—	—	—	—	—	—	—	—	5,529	5,529
Unrealized derivative losses on cash flow hedges (net of income tax effect of $504)	—	—	—	—	—	—	—	—	(879)	(879)
Minimum pension liability (net of income tax effect of $1,662)	—	—	—	—	—	—	—	—	(3,040)	(3,040)

Subtotal—comprehensive income	—	—	—	—	—	—	169,492	—	52	169,544

Balance, January 1, 2005	33	541	3	—	21,231	(23,272)	1,220,186	—	1,864	1,220,586
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	7	—	—	—	—	20,204	—	—	20,211
Repurchased	—	(45)	—	—	(21,231)	—	(227,779)	—	—	(249,055)
Amortization of deferred compensation	—	—	—	—	—	—	2,981	—	—	2,981
Dividends paid ($.32 per share)	—	—	—	—	—	(17,885)	—		—	(17,885)
Reclassification of deferred compensation	—	—	—	—	—	—	3,561	(3,561)	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	240,845	—	—	240,845
Foreign currency translation adjustments (net of tax effect of $3,248)	—	—	—	—	—	—	—	—	(5,668)	(5,668)
Reversal of cumulative translation adjustments included in net income (net of tax effect of $4,513)	—	—	—	—	—	—	—	—	(7,876)	(7,876)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $1,361)	—	—	—	—	—	—	—	—	1,822	1,822
Amortization of terminated hedge (net of income tax effect of $336)	—	—	—	—	—	—	—	—	585	585
Minimum pension liability (net of income tax effect of $830)	—	—	—	—	—	—	—	—	(1,448)	(1,448)

Subtotal—comprehensive income	—	—	—	—	—	—	240,845	—	(12,585)	228,260

Balance, January 1, 2006	33	503	3	—	—	(41,157)	1,259,998	(3,561)	(10,721)	1,205,098
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	5	—	—	23,911	—	—	(18,274)	—	5,642
Repurchased	—	(65)	—	—	(314,832)	—	(35,475)	—	—	(350,372)
Amortization of deferred compensation	—	—	—	—	—	—	—	6,576	—	6,576
Conversion of convertible debentures to Class B Common Stock	—	59	—	—	283,552	—	—	—	—	283,611
Dividends paid ($.32 per share)	—	—	—	—	—	(17,445)	—	—	—	(17,445)
Stock option expense	—	—	—	—	7,369	—	—	—	—	7,369
Comprehensive income:
Net income	—	—	—	—	—	—	259,458	—	—	259,458
Net cash received for termination of derivative (net of amortization of $170 and income tax effect of $1,258)	—	—	—	—	—	—	—	—	1,965	1,965
Minimum pension liability (net of income tax effect of $107)	—	—	—	—	—	—	—	—	562	562

Subtotal—comprehensive income	—	—	—	—	—	—	259,458	—	2,527	261,985

Balance, December 31, 2006	$33	$502	$3	—	—	($58,602)	$1,483,981	($15,259)	($8,194)	$1,402,464

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$259,458	$240,845	$169,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	163,694	163,714	166,677
Accretion of discount on convertible debentures	6,364	12,644	12,088
Gains on sales of assets and businesses, net of losses	—	(196,393)	(5,382)
Hurricane related expenses	13,792	165,028	2,318
Hurricane insurance recoveries accrued	(181,791)	(81,709)	—
Hurricane insurance recoveries received for operating expenses	43,929	—	—
Provision for asset impairment	—	3,105	—
Reversal of restricted stock grant amortization	—	—	(10,604)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(93,552)	12,976	(29,552)
Accrued interest	796	1,504	(388)
Accrued and deferred income taxes	(111,438)	64,825	37,857
Other working capital accounts	18,090	19,893	16,452
Other assets and deferred charges	2,524	(5,037)	6,576
Payment of hurricane related expenses	(14,889)	(30,733)	—
Other	15,126	637	(15,853)
Minority interest in earnings of consolidated entities, net of distributions	15,536	3,477	11,796
Accrued insurance expense, net of commercial premiums paid	76,456	82,774	78,256
Payments made in settlement of self-insurance claims	(44,856)	(32,124)	(46,853)

Net cash provided by operating activities	169,239	425,426	392,880

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(341,140)	(241,412)	(230,760)
Proceeds received from sales of assets and businesses	—	401,207	81,291
Acquisition of businesses	(81,800)	(280,828)	(162,930)
Hurricane insurance recoveries received	144,571	75,000	—
Purchase of assets previously leased	—	—	(7,320)

Net cash used in investing activities	(278,369)	(46,033)	(319,719)

Cash Flows from Financing Activities:
Additional borrowings	494,353	7,823	72,629
Reduction of long-term debt	(34,898)	(157,710)	(108,860)
Repurchase of common shares	(350,372)	(249,055)	(23,534)
Dividends paid	(17,445)	(17,885)	(18,628)
Issuance of common stock	5,637	13,487	3,072
Financing costs	(2,020)	(1,215)	—
Net cash received for termination of derivatives	3,393	—	422
Capital contributions from minority member	17,458	—	—

Net cash provided by (used in) financing activities	116,106	(404,555)	(74,899)

Increase (Decrease) in cash and cash equivalents	6,976	(25,162)	(1,738)
Cash and cash equivalents, beginning of period	7,963	33,125	34,863

Cash and cash equivalents, end of period	$14,939	$7,963	$33,125

Supplemental Disclosures of Cash Flow Information:
Interest paid	$35,474	$23,009	$31,180

Income taxes paid, net of refunds	$263,465	$60,426	$63,542

Supplemental Disclosures of Noncash Investing and Financing Activities: See Notes 2, 4 and 7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2007, we owned and/or operated or had under construction, 31 acute care hospitals (including 2 new facilities currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 110 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 12 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75%, 79% and 81% of our consolidated net revenues in 2006, 2005 and 2004, respectively. Net revenues from our behavioral health care facilities accounted for 25%, 21% and 19% of consolidated net revenues in 2006, 2005 and 2004, respectively.

Services provided by our hospitals include general surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

The more significant accounting policies follow:

A)  Principles of Consolidation:    The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us or our subsidiaries as the managing general partner. All significant intercompany accounts and transactions have been eliminated.

B)  Revenue Recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38%, 39% and 40% of our net patient revenues during 2006, 2005 and 2004, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 42%, 41% and 41% of our net patient revenues during 2006, 2005 and 2004, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not make any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts favorably impacted our 2006 operating results by $8 million (pre-tax) and did not materially impact our operating results in 2005 or 2004.

On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by $61 million during 2006. The implementation of this discount policy did not have a significant impact on net income during the year ended December 31, 2006.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts includes uninsured discounts mentioned above) $443 million, $335 million and $299 million during 2006, 2005 and 2004, respectively.

C)  Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $66 million as of December 31, 2006 and $25 million as of December 31, 2005.

Uninsured patients that do not qualify as charity patients are extended an uninsured discount of at least 20% of total charges. During the collection process the hospital establishes a partial reserve in the allowance for doubtful accounts for self-pay balances outstanding for greater than 60 days from the date of discharge. All self-pay accounts at the hospital level are fully reserved if they have been outstanding for greater than 90 days from the date of discharge. Third party liability accounts are fully reserved in the allowance for doubtful accounts when the balance ages past 180 days from the date of discharge. Potential charity accounts are fully reserved when it is determined the patient may be unable to pay.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2006 and December 31, 2005, accounts receivable are recorded net of allowance for doubtful accounts of $110 million and $105 million, respectively.

D)  Concentration of Revenues:    Our four majority owned acute care hospitals in the Las Vegas, Nevada market contributed on a combined basis 21% in 2006, 20% in 2005 and 18% in 2004 of our consolidated net revenues. Our two acute care facilities in the McAllen/Edinburg, Texas market contributed on a combined basis 8% in 2006, 8% in 2005 and 10% in 2004 of our consolidated net revenues.

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

We capitalize interest expense on major construction projects while in progress. During 2006 and 2004, we capitalized $3.4 million and $1.5 million, respectively, of interest related to major construction projects. We did not capitalize any interest during 2005.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $146.7 million during 2006, $138.7 million during 2005 and $130.1 million during 2004.

G)  Long-Lived Assets:    We review our long-lived assets, including amortizable intangible assets, for impairment whenever events or circumstances indicate that the carrying value of these assets may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of our asset based on our estimate of its undiscounted future cash flow. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. Fair values are determined based on estimated future cash flows using appropriate discount rates.

H)  Goodwill:    Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2006, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2006 were as follows (in thousands):

	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
Balance, January 1, 2005	$379,402	$136,791	$102,871	$619,064
Goodwill acquired during the period	5,129	156,233	—	161,362
Goodwill divested during the period		—	(87,477)	(87,477)
Adjustments to goodwill (a)	—	—	(6,738)	(6,738)

Balance, January 1, 2006	384,531	293,024	8,656	686,211
Goodwill acquired during the period	—	33,780	—	33,780

Balance, December 31, 2006	$384,531	$326,804	$8,656	$719,991

(a)	Consists of the foreign currency translation adjustment on goodwill recorded in connection with our 80% ownership interest in an operating company that owned acute care facilities in France which was divested during the second quarter of 2005.

I)  Other Assets:    Other assets consist primarily of amounts related to: (i) prepaid fees for various software and other applications used by our hospitals; (ii) deposits; (iii) investments in various businesses, including Universal Health Realty Income Trust; (iv) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (v) the estimated future payments related to physician-related contractual commitments entered into during 2006, recorded pursuant to Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, as discussed below; (vi) estimates of expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments, and; (vii) other miscellaneous assets. As of December 31, 2006 and 2005, other intangible assets, net of accumulated amortization, were not material.

J)  Physician Guarantees and Commitments:    In November, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006.

The adoption of FIN 45-3 on January 1, 2006 did not have a material impact on our consolidated results of operations or consolidated financial position for year ended December 31, 2006. As of December 31, 2006, our accrued liabilities-other, and our other assets include $8 million of estimated future payments related to physician-related contractual commitments entered into during 2006. Including all potential financial obligations pursuant to contractual guarantees outstanding as of December 31, 2006 (including commitments entered into prior to 2006) we have $36 million of potential future financial obligations of which $18 million are potential obligations during 2007 and $18 million are potential obligations during 2008 and later.

K)  Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and independent actuarial analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense.

L)  Income Taxes:    Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state net operating loss carryforwards.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. During 2006, we recorded a favorable non-cash adjustment to reduce tax reserves in the amount of $3 million due to expiration of statute of limitations in a foreign jurisdiction. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

M)  Other Noncurrent Liabilities:    Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves and pension liability.

N)  Minority Interest:    As of December 31, 2006, the minority interest liability of $174.1 million consists primarily of: (i) an outside ownership interest of approximately 28% in four acute care facilities located in Las

Vegas, Nevada that are in operation and a fifth that is currently under construction and expected to be completed and opened during the third quarter of 2007, and; (ii) a 20% outside ownership in an acute care facility located in Washington D.C. As of December 31, 2005, the minority interest liability of $159.9 million consists primarily of: (i) an outside ownership interest of approximately 28% in four acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C., and; (iii) a 10% outside ownership in two acute care facilities located in Louisiana that were damaged and closed during the third quarter of 2005 as a result of Hurricane Katrina.

In connection with the two acute care facilities located in Louisiana that were 90% owned by us and 10% owned by an outside minority member, the minority member had certain “put rights” which they elected to exercise in December of 2006. The exercise of this put right required us, through the limited liability company, to purchase the minority member’s interest for $14.8 million which, as stipulated in the agreement, consisted of the minority member’s initial contribution in each facility. Since payment to the minority member for the purchase of their ownership interest occurred in January of 2007, the $14.8 million is reflected as a current liability and is included in accrued liabilities-other on our December 31, 2006 balance sheet. The gain resulting from this transaction, which is included in hurricane related expenses, net, did not have a material impact on our 2006 results of operations.

In connection with the five acute care facilities located in Las Vegas, Nevada, the outside owners have certain “put rights” that may require the respective limited liabilities companies (“LLCs”) to purchase the minority member’s interests upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds.

O)  Comprehensive Income:    Comprehensive income or loss, is comprised of net income, changes in unrealized gains or losses on derivative financial instruments, foreign currency translation adjustments and the minimum pension liability.

P)  Accounting for Derivative Financial Investments and Hedging Activities:    We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts.

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

We use interest rate derivatives in our cash flow hedge transactions. Such derivatives are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability. For derivative instruments designated as cash flow hedges, the ineffective portion of the change in expected cash flows of the hedged item are recognized currently in the income statement.

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

Q) Stock-Based Compensation:    At December 31, 2006, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R (“123R”) and related interpretations and began expensing the grant-date fair value of stock options. 123R requires companies to recognize the grant-date fair-value of stock options and other equity-based compensation. 123R also generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant.

The adoption of 123R resulted in a reduction to our 2006 net income of $4.6 million ($7.4 million pre-tax), or approximately $.08 per diluted share. In accordance with SFAS No. 123, the pro forma impact of expensing stock options for the years ended December 31, 2005 and 2004 would have been a reduction in net income by $3.9 million ($6.1 million pre-tax), or $.06 per diluted share and $5.8 million ($9.2 million pre-tax), or $.09 per diluted share, respectively. The impact of adopting 123R on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting is detailed in the following tables:

	Year Ended December 31, 2006
	Using Previous Accounting	123R Adjustments	As Reported
	(in thousands, except per share data)
Income from continuing operations	$419,841	($7,369)	$412,472
Provision for income taxes	(155,625)	2,747	(152,878)
Loss from discontinued operations, net of income tax	(136)	—	(136)

Net Income	$264,080	($4,622)	$259,458

Basic earnings per share:
From continuing operations	$4.84	($.08)	$4.76
From discontinued operations	$—	$—	$—

Total basic earnings per share	$4.84	($.08)	$4.76

Diluted earnings per share:
From continuing operations	$4.65	($.08)	$4.57
From discontinued operations	$(.01)	$—	$(.01)

Total diluted earnings per share	$4.64	($.08)	$4.56

	Year Ended December 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma if under 123R
	(in thousands, except per share data)
Income from continuing operations	$172,144	($6,117)	$166,027
Provision for income taxes	(62,301)	2,260	(60,041)
Income from discontinued operations, net of income tax	131,002	—	131,002

Net Income	$240,845	($3,857)	$236,988

Basic earnings per share:
From continuing operations	$1.98	($.07)	$1.91
From discontinued operations	$2.35	$—	$2.35

Total basic earnings per share	$4.33	($.07)	$4.26

Diluted earnings per share:
From continuing operations	$1.91	($.06)	$1.85
From discontinued operations	$2.09	$—	$2.09

Total diluted earnings per share	$4.00	($.06)	$3.94

	Year Ended December 31, 2004
	As Reported	Pro Forma Adjustments	Pro Forma if under 123R
	(in thousands, except per share data)
Income from continuing operations	$256,277	($9,231)	$247,046
Provision for income taxes	(95,179)	3,411	(91,768)
Income from discontinued operations, net of income tax	8,394	—	8,394

Net Income	$169,492	($5,820)	$163,672

Basic earnings per share:
From continuing operations	$2.79	($.10)	$2.69
From discontinued operations	$.15	$—	$.15

Total basic earnings per share	$2.94	($.10)	$2.84

Diluted earnings per share:
From continuing operations	$2.62	($.09)	$2.53
From discontinued operations	$.13	$—	$.13

Total diluted earnings per share	$2.75	($.09)	$2.66

We adopted 123R using the modified prospective transition method and therefore we have not restated prior periods. Under this transition method, compensation costs associated with stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006 as well as expense related to new awards granted after January 1, 2006.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. Prior to the adoption of 123R, we presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2006, there were no net excess tax benefits generated.

R) Earnings per Share:    Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2006	2005	2004
Basic:
Income from continuing operations	$259,594	$109,843	$161,098
Less: Dividends on unvested restricted stock, net of taxes	(89)	(104)	(111)

Income from continuing operations—basic	$259,505	$109,739	$160,987
(Loss)/income from discontinued operations, net of taxes	(136)	131,002	8,394

Net income—basic	$259,369	$240,741	$169,381

Weighted average number of common shares—basic	54,557	55,658	57,653

Basic earnings per share:
From continuing operations	$4.76	$1.98	$2.79
From discontinued operations	—	2.35	0.15

Total basic earnings per share	$4.76	$4.33	$2.94

Diluted:
Income from continuing operations	$259,594	$109,843	$161,098
Less: Dividends on unvested restricted stock, net of taxes	(89)	(104)	(111)
Add: Debenture interest, net of taxes	4,887	9,628	9,240

Income from continuing operations—diluted	$264,392	$119,367	$170,227
(Loss)/income from discontinued operations, net of taxes	(136)	131,002	8,394

Net income—diluted	$264,256	$250,369	$178,621

Weighted average number of common shares	54,557	55,658	57,653
Assumed conversion of discounted convertible debentures	3,117	6,577	6,577
Net effect of dilutive stock options and grants based on the treasury stock method	234	412	635

Weighted average number of common shares and equivalents—diluted	57,908	62,647	64,865
Diluted earnings per share:
From continuing operations	$4.57	$1.91	$2.62
From discontinued operations	(0.01)	2.09	0.13

Total diluted earnings per share	$4.56	$4.00	$2.75

S) Fair Value of Financial Instruments:    The fair values of our registered debt and investments are based on quoted market prices. The fair values of other long-term debt, including capital lease obligations, are estimated by discounting cash flows using period-end interest rates and market conditions for instruments with similar maturities and credit quality. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, and short-term borrowings approximates their fair values due to the short-term nature of these instruments. Accordingly, these items have been excluded from the fair value disclosures included elsewhere in these notes to consolidated financial statements.

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

U) Recent Accounting Pronouncements:

Accounting for Uncertainty in Income Taxes:    In July, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have substantially completed the evaluation of the potential impact of FIN 48 on the consolidated financial statements as of January 1, 2007 and we believe that the cumulative effect of applying FIN 48 will reduce the liability for income taxes previously recorded for uncertain tax positions from $18 million to $6 million.

Employers Accounting for Defined Benefit Pension and Other Postretirement Plans:    In September, 2006, the FASB issued Standard of Financial Accounting Standards (“SFAS”) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement were effective as December 31, 2006. The adoption of this statement did not have a material effect on our consolidated results of operations or consolidated financial position.

2)  ACQUISITIONS AND DIVESTITURES

Subsequent to December 31, 2006:

In January, 2007, we acquired certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation. Pursuant to the terms of the purchase agreement, we are committed to building a 220-bed replacement facility within three years of the closing date which we estimate will cost approximately $132 million. Also, during 2006, we executed a purchase agreement to acquire the assets of a 50-bed behavioral health facility located in Delaware. The transaction, which is subject to normal regulatory approvals, is expected to be completed in March, 2007. The combined cash purchase price for these acquisitions is approximately $80 million.

Year ended December 31, 2006:

During 2006, we spent approximately $82 million on the acquisition of assets and/or businesses, including the following:

•	the assets of two closed behavioral health care facilities located in Florida and Georgia which are being renovated and are scheduled to open during 2007;

•	the assets of a 128-bed behavioral health facility in Utah;

•	the assets of an 86-bed behavioral health facility in Colorado, which is being renovated and is expected to open in early 2007;

•	a medical office building in Nevada, and;

•	the assets of a 77-bed behavioral health facility located in Kentucky.

The aggregate net purchase price of the facilities was allocated on a preliminary basis to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$1,000
Property, plant & equipment	41,000
Goodwill	34,000
Other assets	10,000
Debt	(3,000)
Other liabilities	(1,000)

Cash paid in 2006 for acquisitions	$82,000

Assuming these acquisitions occurred on January 1, 2006, our 2006 proforma net revenues would have been approximately $4.201 billion and the proforma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share were immaterial. Assuming these acquisitions occurred on January 1, 2005, our 2005 proforma net revenues would have been approximately $3.947 billion and the proforma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial.

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

•

the assets of five therapeutic boarding schools located in Idaho and Vermont, four of which were closed at the date of acquisition. Three of these facilities reopened during 2005 and one remains closed;

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

During 2005, we received approximately $401 million of combined cash proceeds for the sale of the following facilities and land:

•	a 430-bed hospital located in Bayamon, Puerto Rico;

•	a 180-bed hospital located in Fajardo, Puerto Rico;

•	a home health business in Bradenton, Florida;

•	our 81.5% ownership interest in Medi-Partenaires, an operating company that owned and managed 14 hospitals in France;

•	the assets of a closed women’s hospital located in Edmond, Oklahoma, and;

•	land in Las Vegas, Nevada.

The operating results of all these facilities, as well as gains, net of losses, resulting from the divestitures of the facilities are reflected as “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2005 and 2004. The sale of the facilities resulted in a combined pre-tax gain of approximately $191 million ($129 million after-tax) which is included in “Income from discontinued operations, net of income tax” in the Consolidated Statements of Income for the year ended December 31, 2005. The sale of land in Las Vegas, Nevada resulted in a $6 million pre-tax gain ($4 million after-tax) and is included in income from continuing operations for the year ended December 31, 2005.

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

•

a 50-bed acute care facility, a 20-bed acute care facility and the remaining 65% ownership interest (35% previously acquired) in the real estate assets of a 198-bed acute care facility located in France, all of which were acquired by an operating company in which we owned an 80% controlling ownership interest (these facilities were sold during 2005);

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

In addition, in late December, 2003, we funded $230 million for the combined purchase price of the following acute care facilities which we acquired effective January 1, 2004:

•	a 90% controlling ownership interest in a 306-bed facility located in East New Orleans, Louisiana (now closed as a result of Hurricane Katrina);

•	a 228-bed facility located in Corona, California;

•	a 112-bed facility located in San Luis Obispo, California (this facility was sold during 2004), and;

•	a 65-bed facility located in Arroyo Grande, California (this facility was sold during 2004).

The aggregate net purchase price of the facilities was allocated based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$31,000
Property, plant & equipment	165,000
Goodwill	223,000
Other assets	5,000
Debt	(10,000)
Other liabilities	(21,000)

Cash purchase price for 2004 acquisitions	393,000
Less: Cash deposits made in 2003	(230,000)

Cash paid in 2004 for acquisitions	$163,000

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

During 2004, in conjunction with our strategic plan to sell two recently acquired acute care hospitals in California as well as certain other under-performing assets, we sold the following acute care facilities and surgery and radiation therapy centers for combined cash proceeds of approximately $81 million:

•	a 112-bed hospital located in San Luis Obispo, California;

•	a 65-bed hospital located in Arroyo Grande, California;

•	a 136-bed leased hospital in Shreveport, Louisiana;

•	a 106-bed hospital located in La Place, Louisiana;

•	a 160-bed pediatric and surgery hospital located in Rio Piedras, Puerto Rico, and;

•

ownership interests in five outpatient surgery centers located in Ponca City, Oklahoma, New Albany, Indiana, Hammond, Louisiana, Littleton, Colorado and St. George, Utah and a radiation therapy center located in Madison, Indiana.

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

The following table shows the results of operations, on a combined basis, for all facilities reflected as discontinued operations for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
		(000s)
Net revenues	$216	$165,967	$520,383
(Loss)/income from operations	($217)	$3,355	$8,680
Gains on divestitures	—	190,558	5,382

(Loss)/income from discontinued operations, pre-tax	(217)	193,913	14,062
Income tax benefit/(expense)	81	(62,911)	(5,668)

(Loss) Income from discontinued operations, net of income tax expense	($136)	$131,002	$8,394

3)    FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2006 and 2005, we had no fair value hedges outstanding.

As of December 31, 2004, we had no fair value hedges outstanding. During November 2004 we terminated two fair value hedges. They were floating rate swaps with a notional principal amount of $60 million in which we received a fixed rate of 6.75% and paid a floating rate equal to 6 month LIBOR plus a spread. The term of these swaps were ten years and were scheduled to expire on November 15, 2011. We received a termination payment of $4.3 million. The basis adjustment of $4.3 million on the hedged interest-bearing instrument is amortized as interest income over the expected remaining life of the interest bearing instrument using the effective-yield method. Amortization of interest income was not material to the results of operations in 2006 or 2005.

Cash Flow Hedges:

As of December 31, 2006, we had no domestic cash flow hedges outstanding. During the second quarter of 2006, in connection with the issuance of the $250 million of senior notes (“Notes”) which have a 7.125% coupon rate and mature on June 30, 2016, we entered into treasury lock agreements (“T-Locks”), with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income, net of income taxes ($2.1 million after-tax), and is being amortized over the life of the 10-year Notes. The amortization was not material to the results of operations in 2006.

During 2005, we had no domestic cash flow hedges outstanding.

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

As of December 31, 2004, one of our majority-owned subsidiaries, which was divested during the second quarter of 2005, had two interest rate swaps denominated in Euros. The total notional amount of these two interest rate swaps was 27.5 million Euros ($37.2 million based on the currency exchange rate at December 31, 2004) and the swaps were scheduled to mature on June 30, 2005. This same majority owned subsidiary also had two interest rate caps, one that was effective as of December 31, 2004 and another that was to become effective at a future date. The notional amount of the interest rate cap outstanding at December 31, 2004 was 17.5 million Euros ($23.7 million) and the cap was scheduled to mature on June 30, 2005. The other interest rate cap was a forward starting cap which was scheduled to take effect on June 30, 2005 upon the expiration of the outstanding interest rate swaps and caps. The notional amount of the cap was to begin at 45.0 million Euros ($60.9 million) and was scheduled to reduce to 38.0 million Euros ($51.4 million) on December 30, 2005. Upon the sale of our ownership interest in this subsidiary during the second quarter of 2005, the above mentioned hedges were terminated

During the year ended December 31, 2004, we recorded in accumulated other comprehensive income, pre-tax losses of $4.5 million ($2.9 million after-tax) to recognize the change in fair value of all derivatives that were designated as cash flow hedging instruments. The gains or losses are reclassified into earnings as the underlying hedged item affects earnings, such as when the forecasted interest payment occurs.

4)    LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2006	2005
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $3,780 in 2006 and 7,664 in 2005) and term loans with varying maturities through 2019; weighted average interest at 6.5% in 2006 and 6.0% in 2005 (see Note 7 regarding capitalized leases)	$8,540	$9,204
Revolving credit and demand notes	352,900	107,300
Revenue bonds:
Interest at floating rates of 3.90% and 3.15% at December 31, 2006 and 2005 respectively with varying maturities through 2015	10,200	10,200
5.00% Convertible Debentures due 2020, net of the unamortized discount of $274,372 in 2005	—	312,594
6.75% Senior Notes due 2011, net of the unamortized discount of $51 in 2006 and $61 in 2005, and fair market value adjustment of $2,998 in 2006 and 3,607 in 2005.	202,948	203,547
7.125% Senior Notes due 2016, net of unamortized discount of $1,287 in 2006	248,713	—

	823,301	642,845
Less-Amounts due within one year	(1,938)	(5,191)

	$821,363	$637,654

During 2006, we amended our $500 million unsecured non-amortizing revolving credit agreement which was scheduled to expire on March 4, 2010. The amended facility was increased to $650 million and will expire on July 28, 2011. The amendment increases the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2006, the applicable margin over the LIBOR rate was 0.40% and the commitment fee was 0.10%. There are no compensating balance requirements. As of December 31, 2006, we had $338 million of borrowings outstanding under our revolving credit agreement and $240 million of available borrowing capacity, net of $57 million of outstanding letters of credit and $15 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution.

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

The average amounts outstanding during 2006, 2005 and 2004 under the revolving credit and demand notes and commercial paper program (commercial paper program expired on its scheduled maturity date in October, 2004) were $89.8 million, $84.4 million and $272.1 million respectively, with corresponding effective interest rates of 6.4%, 4.7% and 2.6% including commitment and facility fees. The maximum amounts outstanding at any month-end were $352 million in 2006, $252 million in 2005, and $370 million in 2004.

As of December 31, 2006 and 2005, there were no interest rate swaps outstanding. The effective interest rate on our revolving credit and demand notes including the respective interest expense and income incurred on designated interest rate swaps, which are now expired, was unchanged in 2006 and 2005 and was 4.1% during 2004. There was no additional interest expense recorded as a result of our U.S. dollar denominated hedging activity during 2006 and 2005 and $4.1 million was recorded during 2004.

Covenants related to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2006.

The fair value of our long-term debt at December 31, 2006 and 2005 was approximately $841 million and $670 million respectively.

Aggregate maturities follow:

(000s)
2007	$1,938
2008	1,155
2009	287
2010	288
2011	556,132
Later	263,501

Total	$823,301

5)    COMMON STOCK

Dividends

Cash dividends of $.32 per share ($17.4 million in the aggregate) were declared and paid during 2006, $.32 per share ($17.9 million in the aggregate) were declared and paid during 2005 and $.32 per share ($18.6 million in the aggregate) were declared and paid during 2004.

Stock Repurchase Programs

During 1999, 2004, 2005 and 2006, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 16.5 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Pursuant to the stock repurchase program, we may purchase shares on the open market or in negotiated private transactions. There is no expiration date on the remaining share repurchase authorization. The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2006:

	Additional Shares Authorized For Repurchase	Shares Repurchased	Average Per Share Repurchase Price	Aggregate Repurchase Price (in thousands)	Remaining Shares Authorized for Repurchase at December 31,
Balance as of December 31, 2003					1,122,077
2004	2,000,000	(559,481)	$42.06	$23,534	2,562,596
2005	5,500,000	(4,459,276)	$55.85	$249,055	3,603,320
2006	5,000,000	(6,527,155)	$53.68	$350,372	2,076,165

Total for three-year period ended December 31, 2006	12,500,000	(11,545,912)	$53.96	$622,961

Stock-based Compensation Plans

At December 31, 2006, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R (“123R”) and related interpretations and began expensing the grant-date fair value of stock options. 123R requires companies to recognize the grant-date fair-value of stock options and other equity-based compensation. 123R also generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. During 2006, we recognized compensation cost in our financial statements on the unvested portion of existing options that were granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plans had an original exercise price equal to the market value of the underlying shares on the date of grant.

During 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of four million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 1,148,000, 888,650 and 41,450 stock options, net of cancellations, granted during 2006, 2005 and 2004, respectively. The per option weighted-average grant-date fair value of options granted during 2006, 2005 and 2004 was $16.07, $16.08 and $17.64, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

Compensation cost related to stock options is recognized under the straight-line method over the stated vesting period of the award. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the eight option grants that occurred in 2005 and 2004; the 2006 weighted average assumption ranges were based upon the twenty-four option grants that occurred between 2002 and 2006 that were granted or have vestings after January 1, 2006:

Year Ended December 31,	2006	2005	2004
Volatility	39%	38%	47%
Interest rate	4%	4%	4%
Expected life (years)	3.9	3.8	3.8
Forfeiture rate	6%	6%	6%
Dividend yield	0.5%	0.7%	0.7%

The risk-free rate is based on the U.S. Treasury zero coupon four year yield in effect at the time of grant. The expected life of the stock options granted was estimated using the historical behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life. Expected dividend yield is based on our actual dividend yield at the time of grant.

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2004	3,181,985	$35.47	$51.40 - $11.85
Granted	51,200	$45.72	$54.88 - $43.08
Exercised	(839,087)	$18.20	$43.63 - $11.85
Cancelled	(77,813)	$41.18	$50.70 - $22.28
Balance, January 1, 2005	2,316,285	$41.66	$54.88 - $22.28
Granted	1,013,900	$48.94	$52.12 - $47.80
Exercised	(1,721,797)	$41.78	$51.40 - $22.28
Cancelled	(102,063)	$44.50	$52.12 - $38.50
Balance, January 1, 2006	1,506,325	$46.39	$54.88 - $37.82
Granted	1,159,000	$58.17	$58.52 - $50.65
Exercised	(265,900)	$41.51	$52.12 - $37.82
Cancelled	(140,375)	$49.28	$58.52 - $38.50
Balance, December 31, 2006	2,259,050	$52.83	$58.52 - $38.50
Outstanding options vested and exercisable as of December 31, 2006	365,862	$45.93	$54.88 - $38.50

The following table provides information about unvested options for the year December 31, 2006 :

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2006	1,240,813	$16.43
Granted	1,159,000	$16.07
Vested	(383,250)	$16.92
Cancelled	(123,375)	$16.55

Unvested options as of December 31, 2006	1,893,188	$16.10

The following table provides information about options outstanding and exercisable options at December 31, 2006:

	Options Outstanding	Options Exercisable
Number	2,259,050	365,862
Weighted average exercise price	$52.83	$45.93
Aggregate intrinsic value	$9,234,809	$3,474,551
Weighted average remaining contractual life	3.8	2.4

The total in-the-money value of all stock options exercised during the year ended December 31, 2006 was $3.2 million.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2006 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$38.50 – $45.14	204,075	$39.69	1.3	125,100	$39.62	74,355	$39.80
$46.30 – $51.04	900,475	48.94	3.3	226,262	49.02	634,772	48.92
$52.12 – $58.52	1,154,500	58.19	4.6	14,500	52.31	1,073,310	58.27

Total	2,259,050	$52.83	3.8	365,862	$45.93	1,782,437	$54.17

a.	Assumes a weighted average forfeiture rate of 5.85%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) a Stock Ownership Plan whereby eligible employees (officers of the Company are no longer eligible) may purchase shares of Class B Common Stock directly from the Company at current market value and the Company will loan each eligible employee 90% of the purchase price for the shares, subject to certain limitations, (loans are partially recourse to the employees); (ii) an Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions (210,000 shares were issued to the CEO during 2006 and 119,340 shares, net of cancellations, were issued to the CEO during 2005 and no shares were issued during 2004, net of cancellations); the reserve for this plan was increased by 600,000 shares during 2004, and; (iii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. For restricted grant awards issued after January 1, 2006, the grant-date fair value of the restricted stock is estimated on the date of grant based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

We have reserved 2.4 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued 1.2 million shares pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2006, 103,143 of which became fully vested during 2006, 68,457 of which became fully vested during 2005 and none of which became fully vested in 2004.

During the fourth quarter of 2006, pursuant to the 2001 Plan, the Compensation Committee (the “Committee”) of the Board of Directors approved the issuance of 168,500 restricted shares of our Class B Common Stock at $51.42 per share ($8.7 million in the aggregate) to various officers and employees (including 10,000 restricted shares issued to our Chief Executive Officer). These shares are scheduled to vest in November, 2010, assuming the recipient remains employed by us. In connection with this grant, we recorded compensation expense of $270,000 during 2006 and the remaining expense associated with this award (estimated at $8.4 million as of December 31, 2006) will be recorded over the remaining vesting periods of the award, assuming the recipients remain employed by us.

In March 2006, the Committee approved the issuance of 200,000 restricted shares of our Class B Common Stock to our Chief Executive Officer (“CEO”) and Chairman of the Board, pursuant to the 2001 Plan. Subject to the achievement of a specified earnings per share from continuing operations, as defined, 50% of the shares of restricted stock are scheduled to vest on each of March 15, 2007 and March 15, 2008, if our CEO remains employed by us through each applicable vesting date. The specified earnings per share from continuing operations threshold was achieved during 2006. In the event that our CEO’s employment with the Company is terminated by reason of disability, retirement or death, that portion of shares of restricted stock that would have otherwise vested within three months (or, in the case of death, twelve months) after the date of such termination will vest. In connection with this grant, we recorded compensation expense of $3.8 million during 2006 and the remaining expense associated with this award (estimated at $5.8 million as of December 31, 2006) will be recorded over the remaining vesting periods of the award, assuming the CEO remains employed by us.

In March 2005, our CEO was granted 319,340 restricted shares of our Class B Common Stock, pursuant to the 2001 Plan, which were scheduled to vest ratably on the first, second and third anniversary dates of the award, subject to the satisfaction of certain performance criteria. 200,000 of the restricted shares were subject to forfeiture in the event the Company did not achieve specified earnings per share from continuing operations for 2005, and the remaining 119,340 restricted shares were subject to forfeiture in the event that the Company did not achieve a specified return of capital for 2005. 200,000 shares of restricted stock were forfeited in March, 2006 as a result of the Company’s failure to achieve the 2005 earnings per share from continuing operations target required under the terms of the original grant or restricted stock. The Company did achieve the specified return of capital threshold during 2005 and, therefore, in March 2006, 39,780 of the 119,340 shares of restricted stock vested and the remaining unvested shares are scheduled to vest ratably in March, 2007 and March, 2008. During 2006 and 2005, compensation expense of $1.9 million and $3.0 million, respectively associated with the 119,340 restricted shares has been recorded and the remaining expense associated with this award (estimated at $946,000 as of December 31, 2006) will be recorded over the remaining vesting periods of the award, assuming the CEO remains employed by us.

As a replacement to a terminated element of our long-term incentive plan, during the third quarter of 2002, the Compensation Committee of the Board of Directors approved the issuance of 188,568 shares (net of cancellations) of restricted stock at $51.15 per share ($9.6 million in the aggregate) to various officers and employees pursuant to the Company’s 2001 Employees’ Restricted Stock Purchase Plan (“Restricted Stock”). The Restricted Stock was scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. The first vesting of 68,457 shares occurred during 2005, the second vesting of 63,363 occurred during 2006 and the remaining 56,748 restricted stock will vest during the third quarter of 2007. The remaining expense associated with the Restricted Stock awards (estimated at $120,000, net of cancellations, as of December 31, 2006) will be recorded over the remaining vesting period of the awards (through the third quarter of 2007), assuming the recipients remain employed by us.

At December 31, 2006, 9,793,349 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $6.4 million in 2006, $4.0 million in 2005 and $1.2 million in 2004.

6)    INCOME TAXES

Components of income tax expense/(benefit) from continuing operations are as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005	2004
Current
Federal	$160,458	$75,816	$42,811
Foreign	(2,900)	(242)	13,322
State	16,702	5,229	4,850

	174,260	80,803	60,983
Deferred
Federal and foreign	(18,151)	(17,385)	32,131
State	(3,231)	(1,117)	2,065

	(21,382)	(18,502)	34,196

Total	$152,878	$62,301	$95,179

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”). Under SFAS 109, deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005
Deferred income tax assets:
Self-insurance reserves	$106,521	$89,051
Compensation accruals	35,016	27,702
Other deferred tax assets	37,175	35,310

	178,712	152,063

Less: Valuation Allowance	(20,582)	(25,961)

Net deferred income tax assets:	158,130	126,102
Deferred income tax liabilities:
Doubtful accounts and other reserves	(15,305)	(17,603)
Depreciable and amortizable assets	(143,800)	(130,705)

Net deferred income tax liability	$(975)	$(22,206)

A reconciliation between the federal statutory rate and the effective tax rate on continuing operations is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.1	1.5	1.8
Other items	0.0	(0.3)	0.3

Effective tax rate	37.1%	36.2%	37.1%

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2006	2005
Current deferred taxes
Assets	$50,217	$38,856
Liabilities	(15,304)	(18,349)

Total deferred taxes-current	34,913	20,507

Noncurrent deferred taxes
Assets	107,912	87,992
Liabilities	(143,800)	(130,705)

Total deferred taxes-noncurrent	(35,888)	(42,713)

Total deferred taxes	$(975)	$(22,206)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self-insurance reserves. At December 31, 2006, state net operating loss carryforwards (expiring in years 2007 through 2026), and credit carryforwards available to offset future taxable income approximated $350 million, representing approximately $19.7 million in deferred state tax benefit (net of the federal benefit).

Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized, therefore, valuation allowances of $20.6 million and $26.0 million have been reflected as of December 31, 2006 and 2005, respectively. During 2006, the valuation allowance on these state tax benefits was reduced by $5.4 million as the result of the realization of certain state deferred tax assets and as a result in changes in estimates of future taxable income.

We have reflected a tax benefit of $2.9 million in the year ended December 31, 2006 for reductions to our tax exposure reserves due to the expiration of statute of limitations in a foreign jurisdiction. We have reflected a tax benefit of $10.4 million in discontinued operations during 2005 relating to the recognition of foreign tax credits associated with the repatriation of all earnings associated with our business in France, which was divested during 2005.

In July, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have substantially completed the evaluation of the impact of FIN 48 on the consolidated financial statements as of January 1, 2007 and we believe that the cumulative effect of applying FIN 48 will reduce the liability for income taxes previously recorded for uncertain tax positions from $18 million to $6 million.

7)    LEASE COMMITMENTS

Certain of our hospital and medical office facilities and equipment are held under operating or capital leases which expire through 2009 (See Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows (amounts in thousands):

	Year Ended December 31,
	2006	2005
Land, buildings and equipment	$31,005	$34,656
Less: accumulated amortization	(30,388)	(30,783)

	$617	$3,873

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2006, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2007	$1,340	$38,663
2008	299	28,461
2009	276	23,591
2010	260	21,017
2011	239	16,089
Later Years	4,970	9,177

Total minimum rental	$7,384	$136,998

Less: Amount representing interest	(3,604)

Present value of minimum rental commitments	3,780
Less: Current portion of capital lease obligations	(1,102)

Long-term portion of capital lease obligations	$2,678

In the ordinary course of business, our facilities routinely lease equipment pursuant to month-to-month lease arrangements that will likely result in future lease & rental expense in excess of the amounts indicated above. Capital lease obligations of $100,000 in 2006, $900,000 in 2005 and $4.7 million in 2004 were incurred when we entered into capital leases for new equipment or assumed capital lease obligations upon the acquisition of facilities.

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

As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities. As of December 31, 2005, the total accrual for our professional and general liability claims was $225 million ($216 million net of expected recoveries), of which $24 million is included in other current liabilities. Included in other assets was $3 million as of December 31, 2006 and $9 million as of December 31, 2005, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Prior to 2006, we had commercial insurance policies for a large portion of our property loss exposure which provided coverage with varying sub-limits and aggregates for property and business interruption losses resulting from damage sustained from fire, flood, windstorm and earthquake. The specific amount of commercial insurance coverage was dependent on factors such as location of the facility and loss causation. Due to a sharp increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased significantly. As a result, catastrophic coverage for flood and earthquake has been limited to annual aggregate losses, windstorms have been limited to per occurrence losses and coverage has been limited to lower sub-limits for named windstorms and earthquakes in certain states such as Alaska, California, Puerto Rico and Washington and for floods in facilities located in designated flood zones. Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services. At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. We continue to cooperate in the investigation. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal investigation concerning the production of documents. At this time, we are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to further inquiries or actions, or that we will not be faced with sanctions, fines or penalties in connection with the investigation of our South Texas Health System affiliates. Even if we were to ultimately prevail, the government’s inquiry or action in connection with this matter could have a material adverse effect on our future operating results.

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, during 2006 we recorded an estimated $10 million pre-tax provision in connection with this matter.

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

Other

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2006 as follows: (i) combined estimated future construction commitments of

$279 million related to the construction of a new 71-bed acute care facility located in Palmdale, California ($147 million) and commitment to build a new 220-bed acute care replacement hospital ($132 million) in connection with our January, 2007 acquisition of Texoma Healthcare System located in Texas; (ii) other combined estimated future purchase obligations of $126 million related to a long-term contract with a third-party to provide certain data processing services for our facilities ($105 million), a license fee commitment payable over a two-year period to an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals ($9 million), estimated minimum liabilities for physician commitments recorded in connection with the adoption of Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to Business or Its Owners” ($8 million), and a commitment payable over a four-year period in connection with the funding of a portion of our Chief Executive Officer’s gift to the College of William & Mary ($4 million), and; (iii) combined estimated future payments of $59 million related to our non-contributory, defined benefit pension plan ($45 million) and other retirement plan liabilities ($14 million).

As of December 31, 2006, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2006, totaled $103 million consisting of: (i) $81 million related to our self-insurance programs; (ii) $17 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $5 million of debt guarantees related to entities in which we own a minority interest.

9)     RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2006, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement, pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying Consolidated Statements of Income, of $1.4 million during each of 2006 and 2005 and $1.5 million during 2004. Our pre-tax share of income from the Trust was $2.3 million in 2006, of which $1.4 million is included in net revenues in the accompanying Consolidated Statements of Income and the remaining $900,000 is recorded as a reduction to our hurricane related expenses. Our pre-tax share of income from the Trust was $1.7 million in 2005 and $1.6 million during 2004 and is included in net revenues during the respective years. The carrying value of this investment was $10.2 million and $9.7 million at December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $30.7 million at December 31, 2006 and $24.7 million at December 31, 2005.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.0 million during 2006, $16.0 million during 2005 and $16.1 million during 2004, respectively, including bonus rent of $4.3 million during 2006, $4.5 million during 2005 and $4.7 million during 2004. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

The Trust commenced operations in 1986 by purchasing certain properties from us and immediately leasing the properties back to our respective subsidiaries. Most of the leases were entered into at the time the Trust commenced operations and provided for initial terms of 13 to 15 years with up to six additional 5-year renewal terms. Each lease also provided for additional or bonus rental, as discussed below. In 1998, the lease for McAllen Medical Center was amended to provide that the last two renewal terms would also be fixed at the initial agreed upon rental. This lease amendment was in connection with certain concessions granted by us with respect to the renewal of other leases. The base rents are paid monthly and the bonus rents are computed and paid on a quarterly basis, based upon a computation that compares current quarter revenue to a corresponding quarter in the base year. The leases with our subsidiaries are unconditionally guaranteed by us and are cross-defaulted with one another.

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, as part of the overall exchange and substitution proposal relating to Chalmette Medical Center (“Chalmette”), as discussed below, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center (“McAllen”) and The Bridgeway (“Bridgeway”), the Trust agreed to amend the Master Lease to include a change of control provision. The change of control provision grants us the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from the Trust by our subsidiary and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between our subsidiaries and the Trust, we elected to offer substitution properties to the Trust rather than exercise our right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by the Trust and us which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million.

During the third quarter of 2006, we completed the previously disclosed asset exchange and substitution pursuant to the Asset Exchange and Substitution Agreement with the Trust that we entered into during the second quarter of 2006 whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. We are obligated to complete the Inland Valley Capital Addition or, subject to the Trust’s approval, offer to either provide alternative substitution property or pay to the Trust an amount in cash equal to the substitution value of the Capital Addition. This transaction did not qualify as a sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 66 – Accounting for Sales of Real Estate, and is being accounted for in accordance with the financing method prescribed by SFAS No. 98 – Accounting for Leases. The total rent payable by us to the Trust on the Capital Additions included in the substitution package (excluding the rent on the Inland Valley Capital Addition in excess of $11 million, if any) is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the three years preceding Hurricane Katrina.

Also in April of 2006, as part of the overall arrangement with the Trust, we agreed to early five year renewals of the leases between the Trust and each of Inland Valley, Wellington and McAllen, which were scheduled to mature on December 31, 2006, and Bridgeway, which was scheduled to mature on December 31, 2009, on the same economic terms as the current leases. To reflect the lease renewals, on April 24, 2006, the Trust and each of the individual lessees entered into amended and restated leases relating to their respective, individual properties.

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

Other Related Party Transactions:

Our Chairman of the Board of Directors and Chief Executive Officer (“CEO”) has agreed to provide a portion of funding for the construction of a new business school building for The Mason School of Business at The College of William and Mary, his alma mater. In recognition of his leadership and support, The College of William and Mary announced in March, 2006 that the new business school building will be named for our CEO.

During the third quarter of 2006, our Board of Directors, in honor of our CEO, authorized the Company to fund a portion of our CEO’s gift to The College of William and Mary. An aggregate amount of $5.0 million, payable in five annual installments, commenced during 2006. In connection with this contribution, which is viewed as compensation to our CEO for tax and accounting purposes, we incurred a $4.5 million charge during 2006 to record the present value of the aggregate payments. A deduction for income tax purposes will not be available.

Our CEO is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team owned approximately 6% of the outstanding shares of Broadlane, Inc. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $8.9 million as of December 31, 2006.

10)     PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $14.5 million, $13.2 million and $13.3 million in 2006, 2005 and 2004, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2006 and 2005:

	2006	2005
	(000s)
Change in benefit obligation:
Benefit obligation at beginning of year	$79,263	$75,950
Service cost	1,393	989
Interest cost	4,398	4,286
Benefits paid	(3,157)	(3,075)
Actuarial loss	(771)	1,113

Benefit obligation at end of year	$81,126	$79,263
Change in plan assets:
Fair value of plan assets at beginning of year	$48,326	$49,282
Actual return on plan assets	6,255	2,800
Employer contributions	2,979	—
Benefits paid	(3,157)	(3,075)
Administrative expenses	(622)	(681)

Fair value of plan assets at end of year	$53,781	$48,326
Reconciliation of funded status
Funded status of the plan	($27,345)	($30,937)
Unrecognized actuarial loss	—	20,634

Net amount recognized	(27,345)	(10,303)

Total amounts recognized in the balance sheet consist of:
Accrued benefit liability	($27,345)	($27,168)
Accumulated other comprehensive income	16,196	16,865

Net amount recognized	($11,149)	($10,303)

Additional year end information for Pension Plan
Projected benefit obligation	$81,126	$79,263
Accumulated benefit obligation	77,031	75,494
Fair value of plan assets	53,781	48,326
Additional minimum liability in AOCI (Pre-SFAS No. 158)	12,101	16,865

	2006	2005	2004
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,393	$989	$1,041
Interest cost	4,398	4,286	4,302
Expected return on plan assets	(3,742)	(3,830)	(3,948)
Recognized actuarial loss	1,775	1,659	1,068

Net periodic cost	$3,824	$3,104	$2,463

The incremental effect of adopting SFAS No. 158 as of December 31, 2006 is set forth in the following table:

	Pre-SFAS 158	SFAS 158 adoption adjustments	Post- SFAS 158
	(000’s)
Pension Liability	(23,250)	(4,095)	(27,345)
Deferred income taxes	4,511	1,526	6,037
AOCI-Pension, net of tax	7,590	2,569	10,159
AOCI-Pension, pre-tax	12,101	4,095	16,196

	2006	2005
Measurement Dates
Benefit obligations	12/31/2006	12/31/2005
Fair value of plan assets	12/31/2006	12/31/2005

	2006	2005
Weighted average assumptions as of December 31
Discount rate	5.50%	5.66%
Rate of compensation increase	4.00%	4.00%

	2006	2005	2004
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	5.66%	5.75%	6.25%
Expected long-term rate at return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $77,031 and $75,494 as of December 31, 2006 and 2005, respectively. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2006 and 2005. In 2006 and 2005, the accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet.

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Estimated Future Benefit Payments (000s)
2007	$3,539
2008	3,766
2009	3,964
2010	4,164
2011	4,369
2012-2016	25,532

Plan Assets	2006	2005
Asset Category
Equity securities	71%	71%
Fixed income securities	28%	28%
Cash	1%	1%

Total	100%	100%

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

	Policy	As of 12/31/06	Permitted Range
Total Equity	70%	71%	50-80%
Total Fixed Income	30%	28%	20-50%
Cash	0%	1%	0%

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

11)    SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column are the combined assets, as of December 31, 2004, of $452.7 million related to the acute care facilities located in the U.S., Puerto Rico and France that are reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2006.

2006	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$7,518,157	$1,663,509	—	$9,181,666
Gross outpatient revenues	$2,876,867	$206,453	$85,294	$3,168,614
Total net revenues	$3,106,383	$1,028,967	$55,950	$4,191,300
Income/(loss) before income taxes	$365,263	$202,338	($155,129)	$412,472
Total assets	$2,092,629	$845,755	$338,658	$3,277,042
Licensed beds	5,617	6,607	—	12,224
Available beds	4,783	6,540	—	11,323
Patient days	1,095,375	1,855,306	—	2,950,681
Admissions	246,429	111,490	—	357,919
Average length of stay	4.4	16.6	—	8.2

2005	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$7,246,246	$1,397,256	—	$8,643,502
Gross outpatient revenues	$2,778,036	$192,824	$87,668	$3,058,528
Total net revenues	$3,074,129	$817,440	$43,911	$3,935,480
Income/(loss) before income taxes	$141,906	$156,851	($126,613)	$172,144
Total assets	$1,960,272	$697,471	$200,966	$2,858,709
Licensed beds	5,554	4,849	—	10,403
Available beds	4,985	4,766	—	9,751
Patient days	1,138,936	1,446,260	—	2,585,196
Admissions	254,522	102,683	—	357,205
Average length of stay	4.5	14.1	—	7.2

2004	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$6,732,660	$1,238,131	—	$7,970,791
Gross outpatient revenues	$2,544,891	$177,360	$82,206	$2,804,457
Total net revenues	$2,897,719	$698,772	$40,999	$3,637,490
Income/(loss) before income taxes	$245,155	$129,804	($118,682)	$256,277
Total assets	$1,961,252	$417,331	$644,260	$3,022,843
Licensed beds	5,645	4,225	—	9,870
Available beds	4,860	4,145	—	9,005
Patient days	1,150,882	1,234,152	—	2,385,034
Admissions	251,655	94,743	—	346,398
Average length of stay	4.6	13.0	—	6.9

12)    QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2006:

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$1,034,289	$1,047,673	$1,043,457	$1,065,881	$4,191,300
Income from continuing operations	$50,492	$60,871	$114,029	$34,202	$259,594
Income/(loss) from discontinued operations	$592	($612)	($84)	($32)	($136)

Net income	$51,084	$60,259	$113,945	$34,170	$259,458

Earnings/(loss) per share-Basic:
From continuing operations	$0.94	$1.13	$2.01	$0.63	$4.76
From discontinued operations	$0.01	($0.01)	$—	$—	$—

Total basic earnings per share	$.95	$1.12	$2.01	$0.63	$4.76

Earnings/(loss) per share-Diluted:
From continuing operations	$0.87	$1.05	$2.00	$0.63	$4.57
From discontinued operations	$0.01	($0.01)	$—	$—	($0.01)

Total diluted earnings per share	$0.88	$1.04	$2.00	$0.63	$4.56

Net revenues in 2006 include $42.6 million of additional revenues received from Medicaid disproportionate share hospital funds in Texas and South Carolina. Of this amount, $9.3 million was recorded in the first quarter,

$10.9 million in the second quarter, $15.7 million in the third quarter and $6.7 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements.

•

Included in our income from continuing operations for the first quarter is a $6.9 million pre-tax and pre-minority interest charge ($4.1 million, or $.07 per diluted share, net of minority interest and taxes) to reflect hurricane related expenses and $22.3 million pre-tax and pre-minority interest income ($13.1 million, or $.21 per diluted share, net of taxes) to reflect hurricane related insurance recoveries;

•

Included in our income from continuing operations for the second quarter is a $3.4 million pre-tax and pre-minority interest charge ($1.9 million, or $.03 per diluted share, net of minority interest and taxes) to reflect hurricane related expenses and $25.0 million pre-tax and pre-minority interest income ($14.7 million, or $.24 per diluted share, net of minority interest and taxes) to reflect hurricane related insurance recoveries, and $5.7 million pre-tax income ($3.6 million, or $.06 per diluted share, net of taxes) resulting from the settlement of prior period cost reports;

•

Included in our income from continuing operations for the third quarter is a $4.2 million pre-tax and pre-minority interest charge ($2.2 million, or $.04 per diluted share, net of minority interest and taxes) to reflect hurricane related expenses and $134.5 million pre-tax and pre-minority interest income ($80.1 million, or $1.41 per diluted share, net of minority interest and taxes) to reflect hurricane related insurance recoveries, $11.2 million pre-tax income ($7.0 million, or $.12 per diluted share, net of taxes) consisting primarily of the net combined prior period effect of supplemental reimbursements received from certain states and contractual settlements, $4.5 million, or $.08 per diluted share, after-tax charge to record the aggregate present value of the future funding of a portion of a gift from our Chief Executive Officer and President to The College of William & Mary, and a $2.9 million, or $.05 per diluted share, favorable income tax adjustment to reduce reserves due to the expiration of statute of limitations in a foreign jurisdiction, and;

•

Included in our income from continuing operations for the fourth quarter is $10.0 million pre-tax income ($6.3 million, or $.12 per diluted share, net of taxes) consisting primarily of the net combined retroactive effect of supplemental reimbursements received from certain states, and a $7.5 million pre-tax charge ($4.7 million, or $.09 per diluted share, net of taxes) recorded to increase the provision established in connection with a wage and hour lawsuit filed in Los Angeles Superior Court. See Legal Proceedings for additional disclosure.

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

Net revenues in 2005 include $37.8 million of additional revenues received from Medicaid disproportionate share hospital funds in Texas and South Carolina. Of this amount, $9.3 million was recorded in the first quarter, $9.3 million in the second quarter, $9.0 million in the third quarter and $10.2 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements.

•

Included in our income/(loss) from discontinued operations for the first quarter is a $6.0 million pre-tax gain ($3.8 million, or $.06 per diluted share, net of taxes) on the sale of two acute care hospitals located in Puerto Rico, a $3.1 million pre-tax gain ($2.0 million, or $.03 per diluted share, net of taxes) on the sale of a home health business in Bradenton, Florida, and a $3.1 million pre-tax asset impairment charge ($2.0 million, or $.03 per diluted share, net of taxes) related to a women’s hospital located in Edmond, Oklahoma;

•

Included in our income/(loss) from discontinued operations for the second quarter is a $177.1 million pre-tax gain ($120.7 million, or $1.89 per diluted share, net of taxes) on the sale of our 81.5% ownership interest in Medi-Partenaires, an operating company which owned fourteen hospitals in France;

•

Included in our income from continuing operations for the third quarter is a $128.9 million pre-tax and pre-minority interest charge ($78.1 million, or $1.42 per diluted share, net of taxes) to reflect the impact of damage caused by Hurricane Katrina, a $81.7 million pre-tax and pre-minority interest hurricane related insurance recoveries ($49.8 million, or $.90 per diluted share, net of taxes) reflecting our preliminary estimate of the minimum level of probable commercial insurance proceeds, and a $13.0 million pre-tax income ($8.2 million, or $.15 per diluted share, net of taxes) consisting primarily of the net combined prior period effect of supplemental reimbursements received from certain states and contractual settlements, and;

•

Included in our income from continuing operations for the fourth quarter is a $36.1 million pre-tax and pre-minority interest charge ($21.0 million, or $.39 per diluted share, net of taxes) to reflect the impact of damage caused by Hurricane Katrina, a $5.8 million pre-tax gain ($3.7 million, or $.07 per diluted share, net of taxes) on the sale of land, and other combined net favorable after-tax adjustments of approximately $1.5 million, or $.04 per diluted share, which includes certain income tax benefit recognized in connection with the employee retention tax credit as provided in the “Gulf Opportunity Zone Act of 2005”.

13)    IMPACT OF HURRICANE KATRINA

Impact of Hurricane Katrina

In August, 2005, our facilities listed below were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to evaluate the likely recovery period for the surrounding communities. Since these facilities have been closed since Hurricane Katrina, no revenues are reflected in our Consolidated Statements of Income for the post-hurricane period.

Methodist Hospital—located in New Orleans, Louisiana consisting of Methodist Hospital (“Methodist”), a six-story, 306-bed acute-care facility and Lakeland Medical Pavilion (“Lakeland”), a two-story, 54-bed acute-care facility.

Chalmette Medical Center—located in Chalmette, Louisiana consisting Chalmette Medical Center (“Chalmette”), a two-story, 138-bed acute-care facility and Virtue Street Pavilion, a one-story, 57-bed facility providing physical rehabilitation, skilled nursing and inpatient behavioral health services.

Hurricane related expenses:

Included in our financial results were the after-tax, net expenses incurred in connection with remediation of the hurricane-damaged properties which on a combined after-tax basis, amounted to $8 million ($14 million pre-tax and pre-minority interest) during 2006 and $99 million ($165 million pre-tax and pre-minority interest) during 2005 consisting of the following (amounts in thousands):

	2006	2005
Property write-down(A)	$11,124	$53,609
Accrued payable to the Trust based on independent appraisals	—	23,964	(B)
Increase in/(recovery of) provision for doubtful accounts and allowance for unbilled revenue(C)	(8,438)	20,836
Provision for asset impairment	—	19,561	(D)
Post-Hurricane salaries, wages and benefits paid to employees of affected facilities	—	17,064	(E)
Building remediation expenses(F)	7,779	16,840
Other expenses, net of gain(G)	3,327	13,154

Subtotal—pre-tax, pre-minority interest net Hurricane-related expenses	13,792	165,028
Less: Minority interests in Hurricane-related expenses	(1,721)	(9,228)

Subtotal—pre-tax Hurricane-related expenses	12,071	155,800
Income tax benefit	(4,499)	(56,758)

After-tax Hurricane-related expenses	$7,572	$99,042

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the $54 million of write-downs recorded during 2005 were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility. The property write-down charge of $11 million recorded during 2006 related primarily to the equipment at Methodist, the carrying-value of which has been reduced to zero since the majority of the equipment remains in storage and, after further evaluation, a significant portion will likely require refurbishment and certification before being placed into service.
B.	Consists of our liability in connection with the lease on the majority of the real estate assets of Chalmette which, prior to Hurricane Katrina, were leased by us from the Trust. During 2006, as discussed above, we completed the previously disclosed asset exchange and substitution agreement with the Trust whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for the Capital Additions at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease.
C.	The amount recorded during 2005 represents an increase in provision for doubtful accounts to fully reserve for all accounts receivable outstanding for each facility as of December 31, 2005 since the Hurricane left many patients without the financial resources required to pay bills. In addition, a provision was recorded during 2005 to fully reserve for all net patient revenue that was unbilled at the time of the Hurricane. During 2006, we collected $8.4 million of the previously reserved accounts.
D.	Consists of asset impairment charges recorded during 2005 resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.
E.	Consists of salaries, wages and benefits expense for employees of affected facilities during the post-Hurricane period through December 31, 2005. Most of the employees of these facilities had their employment terminated in early-October, 2005, although certain benefits continued through December 31, 2005.

F.	Consists of expenses incurred in connection with remediation of the Hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.
G.	Consists of various other expenses related to the Hurricane and its aftermath including expenses incurred in connection with the patients, employees and property of each facility. Also included during 2006 was a $2.6 million pre-tax gain realized by us from the repurchase of the minority member’s 10% ownership interest in the Methodist and Lakeland facilities. As discussed in Note 1-Business and Summary of Significant Accounting Policies, Minority Interest, the minority member’s ownership interest was repurchased as a result of the exercise of their “put right” in December, 2006.

Hurricane insurance recoveries:

During 2006, we reached an agreement with our insurance carrier to settle all claims related to damage sustained at our facilities located in Louisiana as a result of Hurricane Katrina. Including amounts collected from our other insurance carriers in 2005 and 2006, we received total insurance proceeds of $264 million which represented approximately 95% of our insurance policy limits. Included in our financial results were after-tax hurricane related insurance recoveries amounting to $107 million ($182 million pre-tax and pre-minority interest) during 2006 and $49 million ($82 million pre-tax and pre-minority interest) during 2005.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at beginning of Period	Additions		Write-Off of Uncollectible Accounts	Assets divested or transferred to facilities held-for-sale	Balance at End of Period
Description		Charges to Costs and Expenses	Acquisitions of Business
Allowance for doubtful accounts receivable:
Year ended December 31, 2006	$105,345	$349,030	$771	($344,822)	—	$110,324

Year ended December 31, 2005	$71,381	$368,058	$3,833	($337,927)	—	$105,345

Year ended December 31, 2004	$56,371	$307,163	$14,448	($302,071)	($4,530)	$71,381

Included in the charges to costs and expenses is $149 during 2004 related to assets divested or transferred to facilities held-for-sale.