Form 10-Q
period 2007-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2007-05-09
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2007:

Class A	3,328,404
Class B	50,165,151
Class C	335,800
Class D	24,105

UNIVERSAL HEALTH SERVICES, INC.

I NDEX

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenues	$1,197,601	$1,034,289

Operating charges:
Salaries, wages and benefits	510,993	442,232
Other operating expenses	245,352	248,101
Supplies expense	175,358	128,513
Provision for doubtful accounts	99,093	75,007
Depreciation and amortization	43,463	39,030
Lease and rental expense	16,176	16,232
Hurricane related expenses	(433)	6,904
Hurricane insurance recoveries	—	(6,904)

	1,090,002	949,115

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	107,599	85,174

Interest expense, net	12,722	8,525
Hurricane insurance recoveries in excess of expenses	—	(15,387)
Minority interests in earnings of consolidated entities	14,192	11,177

Income before income taxes	80,685	80,859
Provision for income taxes	31,113	30,367

Income from continuing operations	49,572	50,492

(Loss) Income from discontinued operations, net of income tax benefit (provision) of $38 and ($348), respectively	(64)	592

Net income	$49,508	$51,084

Basic earnings per share:
From continuing operations	$0.93	$0.94
From discontinued operations	—	0.01

Total basic earnings per share	$0.93	$0.95

Diluted earnings per share:
From continuing operations	$0.92	$0.87
From discontinued operations	—	0.01

Total diluted earnings per share	$0.92	$0.88

Weighted average number of common shares - basic	53,493	53,768
Add: Shares for conversion of convertible debentures	—	6,577
Other share equivalents	193	161

Weighted average number of common shares and equivalents - diluted	53,686	60,506

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,215	$14,939
Accounts receivable, net	667,282	595,009
Supplies	67,638	64,532
Other current assets	25,835	19,113
Deferred income taxes	35,673	34,913

Total current assets	807,643	728,506

Property and equipment	2,788,136	2,665,209
Less: accumulated depreciation	(1,012,665)	(980,124)

	1,775,471	1,685,085

Other assets:
Goodwill	737,868	719,991
Deferred charges	6,977	7,262
Other	139,229	136,198

	884,074	863,451

	$3,467,188	$3,277,042

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,851	$1,938
Accounts payable and accrued liabilities	497,560	491,309
Federal and state taxes	21,693	9,204

Total current liabilities	522,104	502,451

Other noncurrent liabilities	353,157	340,815
Minority interests	187,373	174,061
Long-term debt	910,424	821,363
Deferred income taxes	32,935	35,888
Commitments and contingencies

Common stockholders’ equity	1,461,195	1,402,464

	$3,467,188	$3,277,042

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$49,508	$51,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	43,482	39,030
Accretion of discount on convertible debentures	—	3,573
Gain on sale of assets	(2,200)	—
Hurricane insurance recoveries	—	(22,291)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(57,307)	(48,074)
Accrued interest	9,534	3,337
Accrued and deferred income taxes	27,373	27,118
Other working capital accounts	13,565	30,635
Other assets and deferred charges	(2,811)	1,039
Other	(4,041)	4,707
Minority interest in earnings of consolidated entities, net of distributions	10,972	10,343
Accrued insurance expense, net of commercial premiums paid	23,071	22,529
Payments made in settlement of self-insurance claims	(12,170)	(12,690)

Net cash provided by operating activities	98,976	110,340

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(99,349)	(83,203)
Acquisition of property and businesses	(73,378)	(11,735)
Proceeds received from sales of assets	5,268	—
Purchase of minority ownership interest in majority owned business	(14,762)	—
Hurricane insurance recoveries received	—	28,000

Net cash used in investing activities	(182,221)	(66,938)

Cash Flows from Financing Activities:
Reduction of long-term debt	—	(38,886)
Additional borrowings	84,664	—
Issuance of common stock	115	1,584
Repurchase of common shares	(3,288)	(1,566)
Dividends paid	(4,310)	(4,286)
Capital contributions from minority member	2,340	—

Net provided by (used in) financing activities	79,521	(43,154)

(Decrease) Increase in cash and cash equivalents	(3,724)	248
Cash and cash equivalents, beginning of period	14,939	7,963

Cash and cash equivalents, end of period	$11,215	$8,211

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,182	$1,615

Income taxes paid, net of refunds	$3,700	$3,598

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended March 31, 2007. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Forward Looking Statements and Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. The balance sheet at December 31, 2006 has been derived from the audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year amounts have been reclassified to conform with current year financial statement presentation.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2007, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $351,000 and $347,000 during the three month periods ended March 31, 2007 and 2006, respectively. Our pre-tax share of income from the Trust was $300,000 and $331,000 during the three month periods ended March 31, 2007 and 2006, respectively. The carrying value of this investment was $10.0 million at March 31, 2007 and $10.2 million at December 31, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $28.2 million at March 31, 2007 and $30.7 million at December 31, 2006.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million during each of the three month periods ended March 31, 2007 and 2006. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution transaction relating to Chalmette Medical Center, which was completed during the third quarter of 2006, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center, McAllen Medical Center and The Bridgeway, the Trust agreed to amend the Master Lease to include a change of control provision. The change of control provision grants us the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes potential incremental rent, if any, on the additional real property assets in excess of $11.0 million, being constructed at Inland Valley that were/will be transferred to the Trust as part of the asset exchange and substitution transaction completed during the third quarter of 2006.

Other Related Party Transactions:

Our Chairman of the Board of Directors and Chief Executive Officer (“CEO”) is a member of the Board of Directors of Broadlane, Inc. In addition, the Company and certain Directors and members of our executive management team owned approximately 6% of the outstanding shares of Broadlane, Inc. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $6.7 million as of March 31, 2007.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of March 31, 2007 and December 31, 2006, the minority interest liability of $187.4 million and $174.1 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in four acute care facilities located in Las Vegas, Nevada that are in operation and a fifth that is currently under construction and expected to be completed and opened during the third quarter of 2007, and; (ii) a 20% outside ownership in an acute care facility located in Washington D.C.

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

(4) Long-term debt

On July 28, 2006, we entered into Amendment No. 1 to our unsecured non-amortizing revolving credit agreement (“Credit Agreement”) which increased the commitments under the Credit Agreement by $150 million, to $650 million, and extended the scheduled expiration date to July 28, 2011 from the originally scheduled expiration date of March 2010. Amendment No. 1 increased the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2007, the applicable margin over the LIBOR rate was 0.40% and the commitment fee was .10%. There are no compensating balance requirements. On April 13, 2007, we entered into Amendment No. 2 to our Credit Agreement which increased the commitments by $150 million, to $800 million. As of March 31, 2007, we had $425 million of borrowings outstanding under our revolving credit agreement, $52 million of outstanding letters of credit and $14 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution. As of March 31, 2007, after giving effect to the increased borrowing capacity resulting from Amendment No. 2 entered into in April of 2007, we had $309 million of available borrowing capacity pursuant to the terms of our Credit Agreement ($159 million of available borrowing capacity before Amendment No. 2).

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

(5) Commitments and Contingencies

Professional and General Liability Claims and Property Insurance

As of March 31, 2007, the total accrual for our professional and general liability claims was $258 million ($255 million net of expected recoveries), of which $32 million is included in other current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities. Included in other assets was $3 million as of March 31, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Effective April 1, 2007, we have commercial property insurance policies covering catastrophic losses resulting from windstorm damage up to $100 million per occurrence. Losses resulting from non-named windstorms are subject to a $250,000 deductible. Losses resulting from named windstorms are subject to a 5% deductible based upon the declared value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to annual aggregate limitations of $100 million. Earthquake losses are subject to a $250,000 deductible for our facilities located in all states except California, Alaska and Puerto Rico. Earthquake losses sustained at facilities located in California, Alaska and Puerto Rico are subject to a 5% deductible based upon the declared value of the property. Flood losses have a $250,000 deductible except in FEMA designated flood zones A and V (which are located in certain sections of Florida, Oklahoma and Texas) in which case the losses are subject to a $500,000 deductible. Due to a sharp increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased significantly. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

As of March 31, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2007 totaled $89 million consisting of: (i) $77 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $5 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon us by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. To the best of our knowledge, we have provided the documents requested in connection with both subpoenas and we continue to cooperate in the investigation. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. We are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, during 2006, we recorded an estimated $10 million pre-tax provision in connection with this matter.

On March 30, 2007, the U.S. Department of Labor filed a claim, in the United States District Court in New Haven, Connecticut, against Stonington Behavioral Health, Inc. (“Stonington”), a wholly-owed subsidiary that owns one of our behavioral health facilities, UHS of Delaware, Inc., and Universal Health Services, Inc., alleging that Stonington failed to pay certain employees (1) the applicable minimum wage, and (2) appropriate pay for overtime, during the period July 1, 2004 to July 1, 2006. The Department of Labor claims that such violations resulted in underpayments totaling approximately $1.1 million to 143 employees. In addition to that amount, the Department of Labor may seek “liquidated” (or double) damages and applicable penalties. During the first quarter of 2007, we recorded a $1.1 million pre-tax provision in connection with this matter.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column are the combined assets, as of March 31, 2006, of $5.0 million related to the acute care facilities located in the U.S., Puerto Rico and France that are reflected as discontinued

operations on our consolidated statements of income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executive for each operating segment also manages the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2006.

	Three Months Ended March 31, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$2,271,139	$433,912	—	$2,705,051
Gross outpatient revenues	$868,131	$59,645	$18,873	$946,649
Total net revenues	$892,865	$275,712	$29,024	$1,197,601
Income/(loss) before income taxes	$74,538	$51,130	($44,983)	$80,685
Total assets as of 3/31/07	$2,354,244	$877,216	$235,728	$3,467,188
Licensed beds	5,498	7,060	—	12,558
Available beds	5,220	6,997	—	12,217
Patient days	309,174	481,353	—	790,527
Admissions	68,766	29,319	—	98,085
Average length of stay	4.5	16.4	—	8.1

	Three Months Ended March 31, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,941,155	$409,400	—	$2,350,555
Gross outpatient revenues	$708,511	$53,274	$20,721	$782,506
Total net revenues	$769,952	$253,628	$10,709	$1,034,289
Income/(loss) before income taxes	$74,555	$49,611	($43,307)	$80,859
Total assets as of 3/31/06	$2,020,202	$720,857	$243,988	$2,985,047
Licensed beds	4,989	6,397	—	11,386
Available beds	4,688	6,339	—	11,027
Patient days	283,248	451,885	—	735,133
Admissions	63,167	28,072	—	91,239
Average length of stay	4.5	16.1	—	8.1

(7) Earnings Per Share Data (“EPS”) and Stock Based Compensation

Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares outstanding during the period adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31, (amounts in thousands)
	2007	2006
Basic:
Income from continuing operations	$49,572	$50,492
Less: Dividends on unvested restricted stock, net of taxes	(25)	(23)

Income from continuing operations – basic	$49,547	$50,469
Income from discontinued operations	(64)	592

Net income – basic	$49,483	$51,061

Diluted:
Income from continuing operations	$49,572	$50,492
Less: Dividends on unvested restricted stock, net of taxes	(25)	(23)
Add: Debenture interest, net of taxes	—	2,457

Income from continuing operations-diluted	$49,547	$52,926
Income from discontinued operations	(64)	592

Net income – diluted	$49,483	$53,518

Weighted average number of common shares	53,493	53,768
Net effect of dilutive stock options and grants based on the treasury stock method	193	161
Assumed conversion of discounted convertible debentures	—	6,577

Weighted average number of common shares and equivalents	53,686	60,506

Earnings Per Basic Share:
From continuing operations	$0.93	$0.94
From discontinued operations	—	0.01

Total earnings per basic share	$0.93	$0.95

Earnings Per Diluted Share:
From continuing operations	$0.92	$0.87
From discontinued operations	—	0.01

Total earnings per diluted share	$0.92	$0.88

Stock-Based Compensation: During the three months ending March 31, 2007 and 2006, compensation cost of $2.4 million ($1.5 million after-tax) and $1.6 million ($1.0 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended March 31, 2007 and 2006, compensation cost of $2.2 million ($1.3 million after-tax) and $1.1 million ($700,000 after-tax), respectively, was recognized related to restricted stock. As of March 31, 2007 there was $33.7 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the vesting period. During the first quarter of 2007, there were 12,500 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $14.26 per option and 3,125 restricted stock granted with a weighted-average grant date fair value of $58.15 per share.

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

	Three Months Ended March 31,
(amounts in thousands)	2007	2006
Net income	$49,508	$51,084
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges, net of taxes	(84)	—

Comprehensive income	$49,424	$51,084

(9) Dispositions and Acquisitions of assets and businesses

Acquisitions and divestitures during the three months ended March 31, 2007:

During the first three months of 2007, we paid $73 million to acquire:

•

certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation, and;

•	the previously leased, real property assets of a behavioral health facility located in Ohio.

Subsequent to March 31, 2007, we received regulatory approval and completed the acquisition of a 50-bed behavioral health facility located in Dover, Delaware.

Also during the three months ended March 31, 2007, we received $5 million in connection with the sale of vacant real property located in McAllen, Texas resulting in a $2 million pre-tax gain.

Acquisition during the three months ended March 31, 2006:

During the three months ended March 31, 2006, we spent $12 million to acquire the assets of a closed behavioral health care facility located in Florida.

(10) Dividends

A dividend of $.08 per share or $4.3 million in the aggregate was declared by the Board of Directors on January 25, 2007 and was paid on March 15, 2007 to shareholders of record as of March 1, 2007.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Service cost	$336	$348
Interest cost	1,091	1,100
Expected return on assets	(1,193)	(935)
Recognized actuarial loss	280	444

Net periodic pension cost	$514	$957

During the three months ended March 31, 2007, we made a contribution of $5.7 million to our pension plan.

(12) Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income taxes,” (“FIN 48”) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million. As of January 1, 2007, after implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2003 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable impact on our results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2007, we owned and/or operated or had under construction, 31 acute care hospitals (including 2 new facilities currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 110 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 12 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75% of our consolidated net revenues during each of the three month periods ended March 31, 2007 and 2006. Net revenues from our behavioral health care facilities accounted for 23% and 25% of our consolidated net revenues during the three month periods ended March 31, 2007 and 2006, respectively. Approximately 2% of our consolidated net revenues during the three month period ended March 31, 2007 were recorded in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, including the government’s investigation of our South Texas Health Systems affiliates described herein;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 34% and 35% of our net patient revenues during the three month periods ended March 31, 2007 and 2006, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 43% and 41% of our net patient revenues during the three month periods ended March 31, 2007 and 2006, respectively.

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

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $127 million and $118 million during the three month periods ended March 31, 2007 and 2006, respectively.

Provision for Doubtful Accounts: Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $76 million as of March 31, 2007 and $67 million as of December 31, 2006.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At March 31, 2007 and December 31, 2006, accounts receivable are recorded net of allowance for doubtful accounts of $111 million and $110 million, respectively.

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

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state net operating loss carryforwards and other deferred tax assets.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

Accounting for Uncertainty in Income Taxes: We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million and a reduction in income tax payable for the same amount. As of January 1, 2007, after implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2003 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months due to the closing of the statute of limitations and that change, if it were to occur, could have a significant favorable impact on our results of operations.

Physician Guarantees and Commitments: On January 1, 2006, we adopted the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006.

At both March 31, 2007 and December 31, 2006, our accrued liabilities-other, and our other assets include $9 million of estimated future payments related to physician-related contractual commitments entered into during 2006 and 2007. Including all potential financial obligations pursuant to contractual guarantees outstanding as of March 31, 2007 (including commitments entered into prior to 2006) we have $37 million of potential future financial obligations of which $15 million are potential obligations during 2007, $11 million are potential obligations during 2008 and $11 million are potential obligations during 2009 and later.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Management” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We do not anticipate that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the company does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our results of operations or financial position.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended March 31, 2007 and 2006:

	Three months ended March 31, 2007		Three months ended March 31, 2006
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,197,601	100.0%	$1,034,289	100.0%
Operating charges:
Salaries, wages and benefits	510,993	42.7%	442,232	42.8%
Other operating expenses	245,352	20.5%	248,101	24.0%
Supplies expense	175,358	14.6%	128,513	12.4%
Provision for doubtful accounts	99,093	8.3%	75,007	7.3%
Depreciation and amortization	43,463	3.6%	39,030	3.8%
Lease and rental expense	16,176	1.4%	16,232	1.6%
Hurricane related expenses, net	(433)	0.0%	6,904	0.7%
Hurricane insurance recoveries	—	—	(6,904)	-0.7%

Subtotal operating expenses	1,090,002	91.0%	949,115	91.8%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	107,599	9.0%	85,174	8.2%
Interest expense, net	12,722	1.1%	8,525	0.8%
Hurricane insurance recoveries in excess of expenses	—	—	(15,387)	-1.4%
Minority interests in earnings of consolidated entities	14,192	1.2%	11,177	1.1%

Income before income taxes	80,685	6.7%	80,859	7.8%
Provision for income taxes	31,113	2.6%	30,367	2.9%

Income from continuing operations	49,572	4.1%	50,492	4.9%

(Loss) income from discontinued operations, net of income taxes	(64)	0.0%	592	0.1%

Net income	$49,508	4.1%	$51,084	4.9%

Net revenues increased 16% or $163 million to $1.20 billion during the three month period ended March 31, 2007 as compared to $1.03 billion during the comparable prior year quarter. The increase was attributable to:

•	a $100 million or 10% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$45 million of other combined increases in revenues resulting from the acute care facility and behavioral health care facilities acquired during 2006 and 2007, and;

•

$18 million of other combined net increases in revenues resulting primarily from the revenues during the first quarter of 2007 in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

Income before income taxes remained unchanged at $81 million during each of the three month periods ended March 31, 2007 and 2006. Included in our income before income taxes during the first quarter of 2007 as compared to the comparable prior year quarter, was the following:

•	a decrease of $14 million resulting from the hurricane insurance recoveries in excess of expenses recorded during the first quarter of 2006 ($15 million pre-minority interest), as discussed below;

•	an increase of $14 million (exclusive of Hurricane related expenses and recoveries) at our acute care facilities, as discussed below in Acute Care Hospital Services;

•	an increase of $2 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

•	a decrease of $2 million resulting from other combined unfavorable changes.

Net income decreased $1 million to $50 million during the three month period ended March 31, 2007, as compared to $51 million during the comparable prior year quarter. The decrease in net income during the first quarter of 2007, as compared to the comparable prior year quarter, was primarily attributable to an increase in the provision for income taxes due to an increase in our effective state income tax rate.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the first quarter of 2007, we experienced an increase to supplies expense of approximately $29 million or 240 basis points (calculated as a percentage of our consolidated net revenues shown above), an increase to salaries, wages and benefits expense of approximately $11 million or 90 basis points and a decrease to other operating expenses of approximately $42 million or 350 basis points. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $2 million during the first quarter of 2007.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three months ended March 31, 2007 and 2006 (dollar amounts in thousands):

Same Facility – Acute Care

	Three Months Ended March 31,
	2007	%	2006	%
Net revenues	$855,311	100.0	$769,952	100.0

Salaries, wages and benefits	326,829	38.2	291,146	37.8
Other operating expenses	157,428	18.4	184,143	23.9
Supplies expense	151,368	17.7	111,649	14.5
Provision for doubtful accounts	89,117	10.4	69,745	9.1
Depreciation and amortization	34,832	4.1	31,524	4.1
Lease and rental	10,662	1.2	11,072	1.4

Subtotal operating expenses	770,236	90.1	699,279	90.8

Income before interest expense, minority interests and income taxes	85,075	9.9	70,673	9.2
Interest expense, net	667	0.1	247	0.0
Minority interests in earnings of consolidated entities	12,926	1.5	9,828	1.3

Income before income taxes	$71,482	8.4	$60,598	7.9

On a same facility basis during the three month period ended March 31, 2007, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $85 million or 11%. Income before income taxes increased $11 million or 18% during the first quarter of 2007 as compared to the comparable prior year quarter.

Inpatient admissions to these facilities increased 4.9% during the first quarter of 2007, as compared to the comparable 2006 quarter, while patient days increased 4.6%. The average length of patient stay at these facilities was 4.5 days during each of the three month periods ended March 31, 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 67% during the each of the three month periods ended March 31, 2007 and 2006.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 5.3% and net revenue per adjusted patient day increased 5.6% during the first quarter of 2007 over the comparable prior year quarter.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the first quarter of 2007, we experienced an increase to supplies expense of approximately $29 million or 340 basis points (calculated as a percentage of our same facility acute care net revenues shown above), an increase to salaries, wages and benefits expense of approximately $11 million or 130 basis points and a decrease to other operating expenses of approximately $42 million or 490 basis points. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $2 million during the first quarter of 2007.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $127 million and $118 million during the three months ended March 31, 2007 and 2006, respectively.

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. The financial results for the Edinburg Children’s Hospital and South Texas Behavioral Health Center are included in the same facility financial results presented above. Although we experienced significant declines in inpatient volumes in this market during 2005 and 2004, patient volumes at these facilities stabilized during 2006 and during the first quarter of 2007, as we experienced an 8.0% increase in combined inpatient admissions and an 11.1% increase in combined patient days as compared to the first quarter of 2006. The increase in the combined inpatient admissions during the first quarter of 2007 resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center during 2006. Despite the increase in inpatient volumes, combined income before income taxes at the facilities in this market decreased $3 million during the first quarter of 2007 as compared to the first quarter of 2006. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others, could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify if additional capacity is added to the market in future periods by our competitors.

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

The following table summarizes the results of operations for all our acute care operations during the three months ended March 31, 2007 and 2006. Included in these results, in addition to the same facility results shown above, is: (i) the financial results for the three months ended March 31, 2007 for the Texoma Healthcare System that was acquired on January 2, 2007, and; (ii) the net hurricane related expenses and insurance recoveries recorded during the three months ended March 31, 2007 and 2006 (dollar amounts in thousands).

All Acute Care Facilities

	Three Months Ended March 31,
	2007	%	2006	%
Net revenues	$892,865	100.0	$769,952	100.0

Salaries, wages and benefits	344,694	38.6	291,146	37.8
Other operating expenses	163,931	18.4	184,173	23.9
Supplies expense	157,069	17.6	111,649	14.5
Provision for doubtful accounts	92,530	10.4	69,745	9.1
Depreciation and amortization	35,918	4.0	31,524	4.1
Lease and rental	11,278	1.3	11,486	1.5
Hurricane related expenses, net	(710)	-0.1	6,904	0 9
Hurricane insurance recoveries	—	—	(6,904)	-0.9

Subtotal operating expenses	804,710	90.1	699,723	90.9

Income before interest expense, hurricane recoveries in excess of expenses, minority interests and income taxes	88,155	9.9	70,229	9.1
Interest expense, net	749	0.1	247	0.0
Hurricane recoveries in excess of expenses	—	—	(15,387)	-2.0
Minority interests in earnings of consolidated entities	12,868	1.4	10,814	1.4

Income before income taxes	$74,538	8.3	$74,555	9.7

During the three months ended March 31, 2007, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased 16% or $123 million. The increase in net revenues was primarily attributable to:

•	an $85 million increase at same facility revenues, as discussed above, and;

•	a $38 million increase consisting of the revenues generated during the first quarter of 2007 by the Texoma Healthcare System which was acquired on January 1, 2007.

Income before income taxes remained unchanged at $75 million during each of the quarters ended March 31, 2007 and 2006. Included in income before income taxes at our acute care hospitals during the first quarter of 2007, as compared to the comparable prior year quarter, was the following:

•	an increase of $11 million generated at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $14 million resulting from the hurricane insurance recoveries in excess of expenses recorded during the first quarter of 2006 ($15 million pre-minority interest), as discussed below, and;

•	an increase of $3 million resulting from the pre-tax income generated during the first quarter of 2007 by the Texoma Healthcare System.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three months ended March 31, 2007 and 2006 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended March 31,
	2007	%	2006	%
Net revenues	$267,878	100.0	$253,628	100.0

Salaries, wages and benefits	133,727	49.9	127,119	50.1
Other operating expenses	50,399	18.8	47,503	18.7
Supplies expense	15,381	5.7	14,580	5.7
Provision for doubtful accounts	6,197	2.3	5,289	2.1
Depreciation and amortization	5,722	2.1	5,660	2.2
Lease and rental	3,981	1.5	3,854	1.5

Subtotal operating expenses	215,407	80.4	204,005	80.4

Income before interest expense, minority interests and income taxes	52,471	19.6	49,623	19.6
Interest expense, net	54	0.0	101	0.0
Minority interests in earnings of consolidated entities	301	0.0	(310)	-0.1

Income before income taxes	$52,116	19.5	$49,832	19.6

On a same facility basis during the first quarter of 2007, as compared to the comparable 2006 quarter, net revenues at our behavioral health care facilities increased 6% or $14 million. Income before income taxes increased $2 million or 5% to $52 million or 19.5% of net revenues during the three months ended March 31, 2007, as compared to $50 million or 19.6% of net revenues during the comparable prior year quarter.

Inpatient admissions to these facilities increased 3.2% during the first quarter of 2007, as compared to the comparable 2006 quarter, while patient days increased 3.5%. The average length of patient stay at these facilities was 16.2 days during the first quarter of 2007 and 16.1 days during the first quarter of 2006. The occupancy rate, based on the average available beds at these facilities, was 78% and 79% during the three months ended March 31, 2007 and 2006, respectively.

On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 2.7% and net revenue per adjusted patient day increased 2.4% during the first quarter of 2007, as compared to the first quarter of 2006.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three months ended March 31, 2007 and 2006 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended March 31,
	2007	%	2006	%
Net revenues	$275,712	100.0	$253,628	100.0

Salaries, wages and benefits	139,066	50.4	127,183	50.1
Other operating expenses	52,312	19.0	47,617	18.8
Supplies expense	16,146	5.9	14,622	5.8
Provision for doubtful accounts	6,305	2.3	5,289	2.1
Depreciation and amortization	6,319	2.3	5,660	2.2
Lease and rental	4,024	1.5	3,855	1.5

Subtotal operating expenses	224,172	81.3	204,226	80.5

Income before interest expense, minority interests and income taxes	51,540	18.7	49,402	19.5
Interest expense, net	109	0.0	101	0.0
Minority interests in earnings of consolidated entities	301	0.1	(310)	-0.1

Income before income taxes	$51,130	18.5	$49,611	19.6

During the first quarter of 2007, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 9% or $22 million. The increase in net revenues was attributable to

•	a $14 million increase in same facility revenues, as discussed above, and;

•	$8 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $1 million or 3% to $51 million or 18.5% of net revenues during the first quarter of 2007, as compared to $50 million or 19.6% of net revenues during the first quarter of 2006. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $2 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$1 million of combined losses, net of income, generated at facilities recently acquired or opened

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

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the three month period ended March 31, 2007 and 2006 (excludes sources of revenues for all periods presented for divested facilities which are reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated.

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2007	2006
Third Party Payors:
Medicare	25%	26%
Medicaid	9%	9%
Managed Care (HMO and PPOs)	43%	41%
Other Sources	23%	24%

Total	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2007	2006
Third Party Payors:
Medicare	28%	30%
Medicaid	5%	4%
Managed Care (HMO and PPOs)	43%	41%
Other Sources	24%	25%

Total	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2007	2006
Third Party Payors:
Medicare	15%	14%
Medicaid	24%	24%
Managed Care (HMO and PPOs)	43%	43%
Other Sources	18%	19%

Total	100%	100%

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2006, 2005 and 2004, the update factors were 3.7%, 3.3% and 3.4%, respectively. For 2007, the update factor is 3.4%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods. Pursuant to a proposed CMS rule, which is expected to be finalized in August 2007, the update factor for 2008 would be 3.3%. In addition, CMS has proposed to institute a 2.4% reduction to the standard DRG rate update in both 2008 and 2009 to account for anticipated DRG upcoding by hospitals under the proposed severity-adjusted DRGs (referred to as Medicare Severity DRGs or “MS-DRGs”).

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

In the same final rule, in federal fiscal year 2007, CMS expanded the number of Medicare DRGs from 526 to 538. As part of this DRG expansion, CMS identified 20 new DRGs involving 3 different clinical areas that attempt to significantly improve the CMS DRG system’s recognition of severity of illness. The final rule also modifies 32 existing DRGs in an attempt to better capture differences in severity, and deletes 8 existing DRGs. Similarly, CMS has stated it will conduct through a research contractor an evaluation of alternative DRG severity systems and implement one of these systems, or potentially a system that CMS develops based on its own prior research, in the hope of achieving further improvements in payment accuracy by federal fiscal year 2008. Accordingly, CMS has proposed to create 745 new MS-DRGs to replace 538 current DRGs in 2008. A final rule is expected to be published in August 2007.

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

Psychiatric hospitals have traditionally been excluded from the inpatient services PPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem PPS with adjustments to account for certain facility and patient characteristics. Psych PPS also contains provisions for Outlier Payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. In May 2006, CMS published its annual increase to the federal component of the Psych PPS per diem rate. This increase includes the effects of market basket updates resulting in a 4.5% increase in total payments for Rate Year 2007, covering the period of July 1, 2006 to June 30, 2007. According to the May, 2007 CMS notice, the market basket increase is 3.2% for the period of July 1, 2007 through June 30, 2008. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations, however, due to the three-year phase in period, we do not believe the favorable effect will have a material impact on our 2007 results of operations.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. During the three month periods ended March 31, 2007 and 2006, we earned $5 million and $3 million, respectively, of revenue in connection with this program. For the remainder of the state fiscal year (“SFY”) 2007 (covering the period of January 1, 2007 through August 31, 2007), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $8 million. During the remainder of 2007, covering a portion of the SFY2008 (covering the period of September 1, 2007 to December 31, 2007), our estimated revenues earned pursuant to this program could range from zero to $9 million depending on the ability of the local hospital district to make Inter-Governmental Transfers (“IGTs”) to the state of Texas. We are unable to predict whether the hospital district will fund the IGTs at a level in SFY2008 above the minimum range.

On July 27, 2006, CMS retroactively approved to June 11, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program is subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. During the three month periods ended March 31, 2007 and 2006, we earned $1.3 million and $400,000, respectively, of revenues in connection with this program. We estimate that our hospitals will be entitled to reimbursements of approximately $7 million annually.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2007 fiscal years (covering the period of September 1, 2006 through August 31, 2007 for Texas and October 1, 2006 through September 30, 2007 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the SFY2007, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Included in our financial results was an aggregate of $9 million and $8 million during the three month periods ended March 31, 2007 and 2006, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $8 million during each of the three month periods ended March 31, 2007 and 2006. Combined income before income taxes from these entities was $1 million and $2 million during the three months ended March 31, 2007 and 2006, respectively.

Interest expense was $13 million during the three months ended March 31, 2007 and $9 million during the three months ended March 31, 2006. The increase in interest expense during the first quarter of 2007, as compared to the comparable prior year quarter, was primarily due to an increase in the average outstanding borrowings.

The effective tax rate was 38.6% and 37.6% during the three month periods ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate during the first quarter of 2007, as compared to the comparable prior year quarter, was primarily due to an increase in the effective state income tax rate.

Discontinued Operations

The following table shows the combined results of operations for the facilities reflected as discontinued operations on our consolidated statements of income for the three months periods ended March 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended March 31,
(Loss) income from discontinued operations, net of income taxes	2007	2006
Net revenues	$—	$204

(Loss) income from operations	(102)	940
Income tax benefit (provision)	38	(348)

(Loss) income from discontinued operations, net of income taxes	$(64)	$592

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

Prior to December, 2006, Methodist and Lakeland were owned by a limited liability company (“LLC”) in which we held a 90% ownership interest while the remaining 10% interest was held by an unaffiliated third-party. Pursuant to the terms of the LLC agreement, the third-party, minority member had certain “put rights” which they elected to exercise in December, 2006. The exercise of this put right required us to purchase the minority member’s interest for $14.8 million which was paid during the first quarter of 2007 and, as stipulated in the LLC agreement, consisted of the minority member’s initial contribution in each facility. The gain resulting from this transaction, which was recorded during the fourth quarter of 2006, did not have a material impact on our 2006 results of operations.

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

Professional and General Liability Claims and Property Insurance

As of March 31, 2007, the total accrual for our professional and general liability claims was $258 million ($255 million net of expected recoveries), of which $32 million is included in other current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities. Included in other assets was $3 million as of March 31, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments.

Effective April 1, 2007, we have commercial property insurance policies covering catastrophic losses resulting from windstorm damage up to $100 million per occurrence. Losses resulting from non-named windstorms are subject to a $250,000 deductible. Losses resulting from named windstorms are subject to a 5% deductible based upon the declared value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to annual aggregate limitations of $100 million. Earthquake losses are subject to a $250,000 deductible for our facilities located in all states except California, Alaska and Puerto Rico. Earthquake losses sustained at facilities located in California, Alaska and Puerto Rico are subject to a 5% deductible based upon the declared value of the property. Flood losses have a $250,000 deductible except in FEMA designated flood zones A and V (which are located in certain sections of Florida, Oklahoma and Texas) in which case the losses are subject to a $500,000 deductible. Due to a sharp increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased significantly. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $99 million during the three months ended March 31, 2007 and $110 million during the comparable prior year quarter. The $11 million net decrease was primarily attributable to the following:

•

a favorable change of $20 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and hurricane insurance recoveries);

•

an unfavorable change of $9 million in accounts receivable partially due to a $6 million increase in construction contract receivables recorded in connection with our management of a newly constructed acute care facility for an unaffiliated third-party;

•	an unfavorable change of $17 million in other working capital accounts, partially due to an unfavorable change in accrued compensation, and;

•	$5 million of other combined net unfavorable changes.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the three month period. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 50 days at March 31, 2007 and 48 days at March 31, 2006.

Net cash provided by/used in investing activities

During the three month period ended March 31, 2007, we used $182 million of net cash in investing activities as compared to $67 million of net cash provided by investing activities during the three months ended March 31, 2006.

During the first three months of 2007, we used $182 million of net cash in investing activities as follows:

•

spent $99 million to finance capital expenditures at our facilities, including construction costs related to a new 170-bed acute care hospital in Las Vegas, Nevada that is scheduled to be completed and opened during the third quarter of 2007, a new 171-bed acute care hospital located in Palmdale, California that is scheduled to be completed and opened during the fourth quarter of 2008, a newly constructed replacement behavioral health care facility located in Chicago, Illinois that is scheduled to be completed and opened during the second quarter of 2007 and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that is scheduled to be completed and opened during the second quarter of 2007;

•

spent $73 million to acquire: (i) certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation, and; (ii) the previously leased, real property assets of a behavioral health facility located in Ohio;

•

spent $15 million to acquire the remaining 10% minority ownership interest in a limited liability company (“LLC”) that owns Methodist Hospital and Lakeland Medical Pavilion located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina. Pursuant to the terms of the LLC agreement, the third-party, minority member had certain “put rights” which they elected to exercise in December, 2006 requiring us to purchase their ownership interest at the minority member’s initial contribution in each facility, and;

•	received $5 million in connection with the sale of vacant real property located in McAllen, Texas.

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

2007 Expected Capital Expenditures:

During the remaining nine months of 2007, we expect to spend approximately $350 million on capital expenditures, including expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below

Net cash provided by/used in financing activities

During the three month period ended March 31, 2007, we generated $80 million of net cash provided by financing activities as compared to $43 million of net cash used in financing activities during the comparable three month period of 2006.

During the first three months of 2007, we generated $80 million of net cash provided by financing activities as follows:

•	we generated $85 million of net proceeds from additional borrowings pursuant to our $800 million revolving credit facility and our short term credit facility which is payable on demand;

•	spent approximately $3 million to repurchase approximately 57,000 shares of our Class B Common Stock;

•	spent $4 million to pay quarterly cash dividends of $.08 per share, and;

•	received $2 million of capital contributions from a third-party minority member for their share of costs related to an acute care facility currently under construction.

During the first three months of 2006, we used $43 million of net cash from financing activities as follows:

•	spent $39 million of net debt repayments consisting primarily of repayments under our unsecured non-amortizing revolving credit agreement, and;

•	spent $4 million to pay an $.08 per share quarterly cash dividend;

Capital Resources

Credit Facilities and Outstanding Debt Securities

On July 28, 2006, we entered into Amendment No. 1 to our unsecured non-amortizing revolving credit agreement (“Credit Agreement”) which increased the commitments under the Credit Agreement by $150 million, to $650 million, and extended the scheduled expiration date to July 28, 2011 from the originally scheduled expiration date of March, 2010. Amendment No. 1 increased the sub-limit for letters of credit to $100 million from $75 million. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2007, the applicable margin over the LIBOR rate was 0.40% and the commitment fee was .10%. There are no compensating balance requirements. On April 13, 2007, we entered into Amendment No. 2 to our Credit Agreement which increased the commitments by $150 million, to $800 million. As of March 31, 2007, we had $425 million of borrowings outstanding under our revolving credit agreement, $52 million of outstanding letters of credit and $14 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution. As of March 31, 2007, after giving effect to the increased borrowing capacity resulting from Amendment No. 2 entered into in April of 2007, we had $309 million of available borrowing capacity pursuant to the terms of our Credit Agreement ($159 million of available borrowing capacity before Amendment No. 2).

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

Our total debt as a percentage of total capitalization was 39% at March 31, 2007 and 37% at December 31, 2006. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2007.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2007, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2006.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms scheduled to expire in 2011 and 2014. These leases contain up to four, 5-year renewal options.

As of March 31, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2007 totaled $89 million consisting of: (i) $77 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $5 million of debt guarantees related to entities in which we own a minority interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2007. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

As of March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon us by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. To the best of our knowledge, we have provided the documents requested in connection with both subpoenas and we continue to cooperate in the investigation. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. We are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, during 2006, we recorded an estimated $10 million pre-tax provision in connection with this matter.

On March 30, 2007, the U.S. Department of Labor filed a claim, in the United States District Court in New Haven, Connecticut, against Stonington Behavioral Health, Inc. (“Stonington”), a wholly-owed subsidiary that owns one of our behavioral health facilities, UHS of Delaware, Inc., and Universal Health Services, Inc., alleging that Stonington failed to pay certain employees (1) the applicable minimum wage, and (2) appropriate pay for overtime, during the period July 1, 2004 to July 1, 2006. The Department of Labor claims that such violations resulted in underpayments totaling approximately $1.1 million to 143 employees. In addition to that amount, the Department of Labor may seek “liquidated” (or double) damages and applicable penalties. During the first quarter of 2007, we recorded a $1.1 million pre-tax provision in connection with this matter.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On July 20, 2006, we announced that our Board of Directors authorized us to repurchase an additional 5 million shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 57,254 shares at an average price of $57.46 per share or $3.3 million in the aggregate during the first quarter of 2007. As of March 31, 2007, the number of shares available for purchase was 2,018,911 shares. There is no expiration date for our stock repurchase program.

2007 period	Total number of shares purchased	Total Number of shares purchased as part of publicly announced programs	Average price paid per share	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
January, 2007	—	—	$—	$—	2,076,165
February, 2007	1,500	1,500	$59.73	$90	2,074,665
March, 2007	55,754	55,754	$57.39	$3,200	2,018,911

Total January through March	57,254	57,254	$57.46	$3,290	2,018,911

Dividends

During the quarter ended March 31, 2007, we declared and paid dividends of $.08 per share.

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

Universal Health Services, Inc.
(Registrant)

Date: May 9, 2007	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

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