Form 10-Q
period 2007-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2007-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2007:

Class A	3,328,404
Class B	50,215,997
Class C	335,800
Class D	23,530

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$1,178,976	$1,047,673	$2,376,577	$2,081,962
Operating charges:
Salaries, wages and benefits	498,579	434,756	1,009,572	876,988
Other operating expenses	238,093	248,956	483,445	497,057
Supplies expense	169,246	124,814	344,604	253,327
Provision for doubtful accounts	103,039	87,182	202,132	162,189
Depreciation and amortization	45,406	40,369	88,869	79,399
Lease and rental expense	16,605	15,831	32,781	32,063
Hurricane related expenses	1,058	3,356	625	10,260
Hurricane insurance recoveries	—	(3,356)	—	(10,260)

	1,072,026	951,908	2,162,028	1,901,023

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	106,950	95,765	214,549	180,939

Interest expense, net	13,040	8,697	25,762	17,222
Hurricane insurance recoveries in excess of expenses	—	(21,644)	—	(37,031)
Minority interests in earnings of consolidated entities	8,675	11,492	22,867	22,669

Income before income taxes	85,235	97,220	165,920	178,079
Provision for income taxes	33,193	36,349	64,306	66,716

Income from continuing operations	52,042	60,871	101,614	111,363

Income (loss) from discontinued operations, net of income taxes	29	(612)	(35)	(20)

Net income	$52,071	$60,259	$101,579	$111,343

Basic earnings (loss) per share:
From continuing operations	$0.97	$1.13	$1.90	$2.07
From discontinued operations	0.00	(0.01)	0.00	0.00

Total basic earnings per share	$0.97	$1.12	$1.90	$2.07

Diluted earnings (loss) per share:
From continuing operations	$0.97	$1.05	$1.89	$1.93
From discontinued operations	0.00	(0.01)	0.00	0.00

Total diluted earnings per share	$0.97	$1.04	$1.89	$1.93

Weighted average number of common shares - basic	53,499	53,730	53,496	53,749
Add: Shares for conversion of convertible debentures	—	5,999	—	6,286
Other share equivalents	229	258	211	237

Weighted average number of common shares and equivalents - diluted	53,728	59,987	53,707	60,272

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$12,663	$14,939
Accounts receivable, net	647,852	595,009
Supplies	68,562	64,532
Other current assets	28,178	19,113
Deferred and prepaid income taxes	44,528	34,913

Total current assets	801,783	728,506

Property and equipment	2,883,289	2,665,209
Less: accumulated depreciation	(1,042,442)	(980,124)

	1,840,847	1,685,085

Other assets:
Goodwill	745,769	719,991
Deferred charges	7,088	7,262
Other	136,193	136,198

	$3,531,680	$3,277,042

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,014	$1,938
Accounts payable and accrued liabilities	491,068	491,309
Federal and state taxes	57	9,204

Total current liabilities	494,139	502,451

Other noncurrent liabilities	342,872	340,815
Minority interests	199,773	174,061
Long-term debt	951,060	821,363
Deferred income taxes	29,062	35,888
Commitments and contingencies

Common stockholders’ equity	1,514,774	1,402,464

	$3,531,680	$3,277,042

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$101,579	$111,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	88,888	79,399
Accretion of discount on convertible debentures	—	6,364
Gain on sale of assets	(2,200)	—
Hurricane insurance recoveries	—	(47,291)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(36,291)	(46,618)
Accrued interest	9,260	(488)
Accrued and deferred income taxes	(7,368)	57,195
Other working capital accounts	(125)	(6,702)
Other assets and deferred charges	(3,783)	(856)
Other	(1,240)	7,884
Minority interest in earnings of consolidated entities, net of distributions	9,260	10,734
Accrued insurance expense, net of commercial premiums paid	23,395	41,173
Payments made in settlement of self-insurance claims	(22,399)	(23,065)

Net cash provided by operating activities	158,976	189,072

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(184,587)	(152,673)
Acquisition of property and businesses	(81,195)	(14,250)
Hurricane insurance recoveries received	—	53,000
Proceeds received from sales of assets	5,268	—
Purchase of minority ownership interest in majority owned business	(14,762)	—

Net cash used in investing activities	(275,276)	(113,923)

Cash Flows from Financing Activities:
Reduction of long-term debt	—	(140,824)
Additional borrowings	116,271	248,645
Issuance of common stock	1,444	2,638
Repurchase of common shares	(3,341)	(71,008)
Dividends paid	(8,621)	(8,620)
Financing costs	—	(1,625)
Net cash received for termination of derivatives	—	3,393
Capital contributions from minority member	8,271	8,639

Net cash provided by financing activities	114,024	41,238

(Decrease) Increase in cash and cash equivalents	(2,276)	116,387
Cash and cash equivalents, beginning of period	14,939	7,963

Cash and cash equivalents, end of period	$12,663	$124,350

Supplemental Disclosures of Cash Flow Information:
Interest paid	$20,216	$18,019

Income taxes paid, net of refunds	$71,410	$9,559

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended June 30, 2007. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the Securities and Exchange Commission including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 in Item 1A-Risk Factors and in Item 7-Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2007, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $350,000 during each of the three month periods ended June 30, 2007 and 2006, and approximately $700,000 during each of the six month periods ended June 30, 2007 and 2006. Our pre-tax share of income from the Trust was $613,000 and $457,000 during the three month periods ended June 30, 2007 and 2006, respectively, and $913,000 and $788,000 during the six month periods ended June 30, 2007 and 2006, respectively. The carrying value of this investment was $10.2 million at June 30, 2007 and $10.2 million at December 31, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $26.2 million at June 30, 2007 and $30.7 million at December 31, 2006.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million and $4.0 million during the three month periods ended June 30, 2007 and 2006, respectively, and $8.1 million and $8.0 million during the six month periods ended June 30, 2007 and 2006, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Other Related Party Transactions:

Our Chairman of the Board of Directors and Chief Executive Officer (“CEO”) is a member of the Board of Directors of Broadlane, Inc. In addition, we along with certain Directors and members of our executive management team owned approximately 6% of the outstanding shares of Broadlane, Inc. Broadlane, Inc. provides contracting and other supply chain services to us and various other healthcare organizations.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $6.7 million as of June 30, 2007.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of June 30, 2007 and December 31, 2006, the minority interest liability of $199.8 million and $174.1 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in four acute care facilities located in Las Vegas, Nevada that are in operation and a fifth that is currently under construction and expected to be completed and opened during the fourth quarter of 2007; (ii) a 20% outside ownership in an acute care facility located in Washington D.C., and; (iii) an outside ownership interest of approximately 10% in an acute care facility located in Laredo, Texas.

At the end of the second quarter of 2007, the operations, assets and liabilities of a surgical hospital, in which we held a 50% ownership interest, were merged into an existing, wholly-owned limited partnership (“LP”) which owned and operated a 180-bed acute care facility. Both facilities are located in Laredo, Texas. Based upon fair market valuations as determined by third-party appraisals, after the merger, we hold a 90.35% ownership interest in the LP and the remaining 9.65% ownership interest is held by a physician group which previously held the 50% ownership interest in the surgical hospital. We are the sole general partner of the LP. This non-cash transaction did not have a material impact on our financial statements.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from $650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2007, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of June 30, 2007, we had $471 million of borrowings outstanding under our revolving credit agreement and $50 million of outstanding letters of credit. As of June 30, 2007, we had $279 million of available borrowing capacity pursuant to the terms of our Credit Agreement.

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

(5) Commitments and Contingencies

Professional and General Liability Claims and Property Insurance

As of June 30, 2007, the total accrual for our professional and general liability claims was $249 million ($246 million net of expected recoveries), of which $32 million is included in other current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities. Included in other assets was $3 million as of June 30, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with professional and general liability claims payments related to a former commercial insurer which was placed in receivership during 2002. During the second quarter of 2007, based upon the results of a third-party actuarial analysis, we recorded an $18 million reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty.

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

As of June 30, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2007 totaled $86 million consisting of: (i) $74 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $5 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon us by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. To the best of our knowledge, we have provided the documents requested in connection with both subpoenas and we continue to cooperate in the investigation. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees, and we are cooperating with this Grand Jury investigation. We are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, we recorded an estimated $10 million pre-tax provision in connection with this matter during 2006 ($2 million and $8 million during the second and fourth quarters of 2006, respectively).

On March 30, 2007, the U.S. Department of Labor filed a claim, in the United States District Court in New Haven, Connecticut, against Stonington Behavioral Health, Inc. (“Stonington”), a wholly-owed subsidiary that owns one of our behavioral health facilities, UHS of Delaware, Inc., and Universal Health Services, Inc., alleging that Stonington failed to pay certain employees (1) the applicable minimum wage, and (2) appropriate pay for overtime, during the period July 1, 2004 to July 1, 2006. The Department of Labor claimed that such violations resulted in underpayments totaling approximately $1.1 million to 143 employees. During the first quarter of 2007, we recorded a $1.1 million pre-tax provision in connection with this claim and in July, 2007, our subsidiaries mentioned above settled this matter by agreeing to pay $1,075,218 in back wages plus $49,000 in penalties.

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

	Three Months Ended June 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$2,092,069	$452,963	—	$2,545,032
Gross outpatient revenues	$897,359	$59,443	$21,444	$978,246
Total net revenues	$853,672	$286,853	$38,451	$1,178,976
Income/(loss) before income taxes	$66,194	$61,203	$(42,162)	$85,235
Total assets as of 6/30/07	$2,273,260	$914,325	$344,095	$3,531,680
Licensed beds	5,498	7,258	—	12,756
Available beds	5,220	7,234	—	12,454
Patient days	286,702	501,482	—	788,184
Admissions	64,139	29,707	—	93,846
Average length of stay	4.5	16.9	—	8.4

	Six Months Ended June 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$4,363,208	$886,875	—	$5,250,083
Gross outpatient revenues	$1,765,490	$119,088	$40,317	$1,924,895
Total net revenues	$1,746,537	$562,565	$67,475	$2,376,577
Income/(loss) before income taxes	$140,733	$112,333	$(87,146)	$165,920
Total assets as of 6/30/07	$2,273,260	$914,325	$344,095	$3,531,680
Licensed beds	5,498	7,158	—	12,656
Available beds	5,220	7,114	—	12,334
Patient days	595,876	982,835	—	1,578,711
Admissions	132,905	59,026	—	191,931
Average length of stay	4.5	16.7	—	8.2

	Three Months Ended June 30, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,853,383	$418,824	—	$2,272,207
Gross outpatient revenues	$720,893	$53,522	$20,944	$795,359
Total net revenues	$775,976	$259,618	$12,079	$1,047,673
Income/(loss) before income taxes	$76,574	$55,491	$(34,845)	$97,220
Total assets as of 6/30/06	$2,010,365	$729,201	$406,055	$3,145,621
Licensed beds	5,014	6,439	—	11,453
Available beds	4,724	6,381	—	11,105
Patient days	267,926	466,554	—	734,480
Admissions	60,551	27,928	—	88,479
Average length of stay	4.4	16.7	—	8.3

	Six Months Ended June 30, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$3,794,538	$828,224	—	$4,622,762
Gross outpatient revenues	$1,429,404	$106,796	$41,665	$1,577,865
Total net revenues	$1,545,928	$513,246	$22,788	$2,081,962
Income/(loss) before income taxes	$151,126	$105,102	$(78,149)	$178,079
Total assets as of 6/30/06	$2,010,365	$729,201	$406,055	$3,145,621
Licensed beds	5,002	6,419	—	11,421
Available beds	4,707	6,361	—	11,068
Patient days	551,174	918,439	—	1,469,613
Admissions	123,718	56,000	—	179,718
Average length of stay	4.5	16.4	—	8.2

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	(amounts in thousands)
	2007	2006	2007	2006
Basic:
Income from continuing operations	$52,042	$60,871	$101,614	$111,363
Less: Dividends on unvested restricted stock, net of taxes	(19)	(21)	(44)	(43)

Income from continuing operations – basic	$52,023	$60,850	$101,570	$111,320
Income (loss) from discontinued operations	29	(612)	(35)	(20)

Net income – basic	$52,052	$60,238	$101,535	$111,300

Diluted:
Income from continuing operations	$52,042	$60,871	$101,614	$111,363
Less: Dividends on unvested restricted stock, net of taxes	(19)	(21)	(44)	(43)
Add: Debenture interest, net of taxes	—	2,445	—	4,902

Income from continuing operations-diluted	$52,023	$63,295	$101,570	$116,222
Income (loss) from discontinued operations	29	(612)	(35)	(20)

Net income – diluted	$52,052	$62,683	$101,535	$116,202

Weighted average number of common shares	53,499	53,730	53,496	53,749
Net effect of dilutive stock options and grants based on the treasury stock method	229	258	211	237
Assumed conversion of discounted convertible debentures	—	5,999	—	6,286

Weighted average number of common shares and equivalents	53,728	59,987	53,707	60,272

Earnings (Loss) Per Basic Share:
From continuing operations	$0.97	$1.13	$1.90	$2.07
From discontinued operations	0.00	(0.01)	0.00	0.00

Total earnings per basic share	$0.97	$1.12	$1.90	$2.07

Earnings (Loss) Per Diluted Share:
From continuing operations	$0.97	$1.05	$1.89	$1.93
From discontinued operations	0.00	(0.01)	0.00	0.00

Total earnings per diluted share	$0.97	$1.04	$1.89	$1.93

Stock-Based Compensation: During the three months ending June 30, 2007 and 2006, compensation cost of $2.1 million ($1.3 million after-tax) and $1.5 million ($1.0 million after-tax), respectively, was recognized related to outstanding stock options. During the six months ending June 30, 2007 and 2006, compensation costs of $4.5 million ($2.8 million after-tax) and $3.2 million ($2.0 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended June 30, 2007 and 2006, compensation costs of $1.9 million ($1.2 million after-tax) and $1.7 million ($1.1 million after-tax), respectively, was recognized related to restricted stock, and during the six months ended June 30, 2007 and 2006, compensation costs of $4.1 million ($2.5 million after taxes) and $2.8 million ($1.8 million after taxes) was recognized related to restricted stock. As of June 30, 2007 there was $29.9 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.7 years. During the second quarter of 2007, there were 12,500 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $13.64 per option and 8,000 restricted stock shares granted with a weighted-average grant date fair value of $59.78 per share. During the six months of 2007, there were 25,000 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $13.61 per option and 11,125 of restricted stock granted with a weighted-average grant date fair value of $59.32 per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2007	2006	2007	2006
Net income	$52,071	$60,259	$101,579	$111,343
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges, net of taxes of $1.3 million	—	2,135	—	2,135
Recognition of derivative gains on cash flow hedges, net of taxes	(84)	—	(168)	—

Comprehensive income	$51,987	$62,394	$101,411	$113,478

(9) Dispositions and Acquisitions of assets and businesses

Acquisitions and divestitures during the six months ended June 30, 2007:

During the first six months of 2007, we paid $81 million to acquire:

•

certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation (acquired during the first quarter of 2007);

•	the previously leased, real property assets of a behavioral health facility located in Ohio (acquired during the first quarter of 2007), and;

•	the acquisition of a 52-bed behavioral health facility located in Dover, Delaware (acquired during the second quarter of 2007).

Also, during the first quarter of 2007, we received $5 million in connection with the sale of vacant real property located in McAllen, Texas resulting in a $2 million pre-tax gain which is included in our financial results for the six months ended June 30, 2007.

Acquisitions during the six months ended June 30, 2006:

•	We paid $14 million to acquire the assets of closed behavioral health care facilities located in Florida and Georgia.

(10) Dividends

A dividend of $.08 per share or $4.3 million in the aggregate was declared by the Board of Directors on May 17, 2007 and was paid on June 15, 2007 to shareholders of record as of June 1, 2007.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$336	$348	$672	$696
Interest cost	1,091	1,100	2,182	2,200
Expected return on assets	(1,193)	(935)	(2,386)	(1,870)
Recognized actuarial loss	280	444	560	888

Net periodic pension cost	$514	$957	$1,028	$1,914

During the six months ended June 30, 2007, we made contributions of $5.7 million to our pension plan.

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

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2007, we had approximately $1.2 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2003 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable impact on our results of operations.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2007, we owned and/or operated or had under construction, 31 acute care hospitals (including 2 new facilities currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 111 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 73% and 75% of our consolidated net revenues during the three month periods ended June 30, 2007 and 2006, respectively, and 74% and 75% during the six month periods ended June 30, 2007 and 2006, respectively. Net revenues from our behavioral health care facilities accounted for 24% and 25% of our consolidated net revenues during the three month periods ended June 30, 2007 and 2006, respectively, and 24% and 25% during the six month periods ended June 30, 2007 and 2006, respectively. Approximately 2% of our consolidated net revenues during each of the three and six month period ended June 30, 2007 were recorded in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, including the government’s investigation of our South Texas Health Systems affiliates;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% and 38% of our net patient revenues during the three month periods ended June 30, 2007 and 2006, respectively, and 36% and 37% during the six month periods ended June 30, 2007 and 2006, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 45% and 42% of our net patient revenues during the three month periods ended June 30, 2007 and 2006, respectively, and 44% and 42% during the six month periods ended June 30, 2007 and 2006, respectively.

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

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $143 million and $109 million during the three month periods ended June 30, 2007 and 2006, respectively, and $270 million and $227 million during the six month periods ended June 30, 2007 and 2006, respectively.

Provision for Doubtful Accounts: Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $82 million as of June 30, 2007 and $67 million as of December 31, 2006.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At June 30, 2007 and December 31, 2006, accounts receivable are recorded net of allowance for doubtful accounts of $119 million and $110 million, respectively.

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

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2007, we had approximately $1.2 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2003 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months due to the closing of the statute of limitations and that change, if it were to occur, could have a significant favorable impact on our results of operations.

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

Our accrued liabilities-other and our other assets include $8 million as of June 30, 2007 and $9 million as of December 31, 2006, of estimated future payments related to physician-related contractual commitments entered into during 2006 and 2007. Including all potential financial obligations pursuant to contractual guarantees outstanding as of June 30, 2007 (including commitments entered into prior to 2006) we have $26 million of potential future financial obligations of which $11 million are potential obligations during 2007, $10 million are potential obligations during 2008 and $5 million are potential obligations during 2009 and later.

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

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended June 30, 2007 and 2006:

	Three months ended June 30, 2007		Three months ended June 30, 2006
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,178,976	100.0%	$1,047,673	100.0%
Operating charges:
Salaries, wages and benefits	498,579	42.3%	434,756	41.5%
Other operating expenses	238,093	20.2%	248,956	23.8%
Supplies expense	169,246	14.4%	124,814	11.9%
Provision for doubtful accounts	103,039	8.7%	87,182	8.3%
Depreciation and amortization	45,406	3.9%	40,369	3.9%
Lease and rental expense	16,605	1.4%	15,831	1.5%
Hurricane related expenses, net	1,058	0.1%	3,356	0.3%
Hurricane insurance recoveries	—	—	(3,356)	-0.3%

Subtotal operating expenses	1,072,026	90.9%	951,908	90.9%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	106,950	9.1%	95,765	9.1%
Interest expense, net	13,040	1.1%	8,697	0.8%
Hurricane insurance recoveries in excess of expenses	—	—	(21,644)	-2.1%
Minority interests in earnings of consolidated entities	8,675	0.8%	11,492	1.1%

Income before income taxes	85,235	7.2%	97,220	9.3%
Provision for income taxes	33,193	2.8%	36,349	3.5%

Income from continuing operations	52,042	4.4%	60,871	5.8%

Income (loss) from discontinued operations, net of income taxes	29	0.0%	(612)	0.0%

Net income	$52,071	4.4%	$60,259	5.8%

Net revenues increased 13% or $131 million to $1.18 billion during the three month period ended June 30, 2007 as compared to $1.05 billion during the comparable prior year quarter. The increase was attributable to:

•	a $61 million or 6% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$43 million of other combined increases in revenues resulting from the acute care facility and behavioral health care facilities acquired during 2006 and 2007, and;

•

$27 million of other combined net increases in revenues resulting primarily from the revenues earned during the second quarter of 2007 in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

Income before income taxes decreased $12 million to $85 million during the three months ended June 30, 2007 as compared to $97 million during the comparable quarter of the prior year. Included in our income before income taxes during the second quarter of 2007, as compared to the comparable prior year quarter, was the following:

•	a decrease of $21 million resulting from the hurricane insurance recoveries in excess of expenses recorded during the second quarter of 2006 ($23 million pre-minority interest), as discussed below;

•

a decrease of $4 million at our acute care facilities, as discussed below in Acute Care Hospital Services (exclusive of Hurricane related expenses and recoveries and the favorable impact resulting from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned below);

•

an increase of $4 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (exclusive of the favorable impact resulting from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned below);

•

an increase of $16 million (after minority interest) resulting from a reduction to our prior year reserves for professional and general liability self-insured claims, based upon the results of a third-party actuarial analysis;

•	a decrease of $4 million due to an increase in interest expense, and;

•	a decrease of $3 million resulting from other combined unfavorable changes.

Net income decreased $8 million to $52 million during the three month period ended June 30, 2007, as compared to $60 million during the comparable prior year quarter. The decrease in net income during the second quarter of 2007, as compared to the comparable prior year quarter, resulted from the $12 million decrease in income before income taxes, as discussed above, partially offset by a $4 million reduction to our provision for income taxes.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the second quarter of 2007, we experienced an increase to supplies expense of approximately $27 million or 230 basis points (calculated as a percentage of our consolidated net revenues shown above), an increase to salaries, wages and benefits expense of approximately $11 million or 90 basis points and a decrease to other operating expenses of approximately $40 million or 340 basis points. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $2 million during the second quarter of 2007.

The following table summarizes our results of operations, and is used in the discussion below, for the six months ended June 30, 2007 and 2006:

	Six months ended June 30, 2007		Six months ended June 30, 2006
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,376,577	100.0%	$2,081,962	100.0%
Operating charges:
Salaries, wages and benefits	1,009,572	42.5%	876,988	42.1%
Other operating expenses	483,445	20.3%	497,057	23.9%
Supplies expense	344,604	14.5%	253,327	12.2%
Provision for doubtful accounts	202,132	8.5%	162,189	7.8%
Depreciation and amortization	88,869	3.7%	79,399	3.8%
Lease and rental expense	32,781	1.4%	32,063	1.5%
Hurricane related expenses, net	625	0.0%	10,260	0.5%
Hurricane insurance recoveries	—	—	(10,260)	-0.5%

Subtotal operating expenses	2,162,028	91.0%	1,901,023	91.3%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	214,549	9.0%	180,939	8.7%
Interest expense, net	25,762	1.0%	17,222	0.8%
Hurricane insurance recoveries in excess of expenses	—	—	(37,031)	-1.8%
Minority interests in earnings of consolidated entities	22,867	1.0%	22,669	1.1%

Income before income taxes	165,920	7.0%	178,079	8.6%
Provision for income taxes	64,306	2.7%	66,716	3.3%

Income from continuing operations	101,614	4.3%	111,363	5.3%

(Loss) income from discontinued operations, net of income taxes	(35)	0.0%	(20)	0.0%

Net income	$101,579	4.3%	$111,343	5.3%

Net revenues increased 14% or $295 million to $2.38 billion during the six month period ended June 30, 2007 as compared to $2.08 billion during the comparable prior period. The increase was attributable to:

•	a $163 million or 8% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$87 million of other combined increases in revenues resulting from the acute care facility and behavioral health care facilities acquired during 2006 and 2007, and;

•

$45 million of other combined net increases in revenues resulting primarily from the revenues earned during the first six months of 2007 in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

Income before income taxes decreased $12 million to $166 million during the six months ended June 30, 2007 as compared to $178 million during the comparable prior year period. Included in our income before income taxes during the first six months of 2007, as compared to the comparable prior year period, was the following:

•	a decrease of $35 million resulting from the hurricane insurance recoveries in excess of expenses recorded during the first six months of 2006 ($37 million pre-minority interest), as discussed below;

•

an increase of $10 million at our acute care facilities, as discussed below in Acute Care Hospital Services (exclusive of Hurricane related expenses and recoveries and the favorable impact resulting from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned below);

•

an increase of $5 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (exclusive of the favorable impact resulting from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned below);

•

an increase of $16 million (after minority interest) resulting from a reduction to our prior year reserves for professional and general liability self-insured claims, based upon the results of a third-party actuarial analysis;

•	a decrease of $9 million due to an increase in interest expense, and;

•	an increase of $1 million resulting from other combined unfavorable changes.

Net income decreased $10 million to $102 million during the six month period ended June 30, 2007, as compared to $111 million during the comparable prior year period. The decrease in net income during the first six months of 2007, as compared to the comparable prior year period, resulted from the $12 million decrease in income before income taxes, as discussed above, partially offset by a $2 million reduction to our provision for income taxes.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the first six months of 2007, we experienced an increase to supplies expense of approximately $56 million or 240 basis points (calculated as a percentage of our consolidated net revenues shown above), an increase to salaries, wages and benefits expense of approximately $22 million or 90 basis points and a decrease to other operating expenses of approximately $82 million or 350 basis points. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $4 million during the first six months of 2007.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2007 and 2006 (dollar amounts in thousands):

Same Facility – Acute Care

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$814,761	100.0	$770,265	100.0	$1,672,364	100.0	$1,540,217	100.0

Salaries, wages and benefits	316,572	38.9	287,815	37.4	643,401	38.5	578,961	37.6
Other operating expenses	154,689	19.0	188,559	24.5	312,117	18.7	372,702	24.2
Supplies expense	144,242	17.7	107,719	14.0	295,610	17.7	219,368	14.2
Provision for doubtful accounts	93,708	11.5	81,922	10.6	182,825	10.9	151,667	9.8
Depreciation and amortization	36,337	4.5	32,944	4.3	71,169	4.3	64,468	4.2
Lease and rental	10,913	1.3	10,796	1.4	21,575	1.3	21,868	1.4

Subtotal operating expenses	756,461	92.8	709,755	92.1	1,526,697	91.3	1,409,034	91.5

Income before interest expense, minority interests and income taxes	58,300	7.2	60,510	7.9	145,667	8.7	131,183	8.5
Interest expense, net	702	0.1	246	0.1	1,369	0.1	493	0.0
Minority interests in earnings of consolidated entities	7,397	0.9	9,234	1.2	20,323	1.2	19,062	1.3

Income before income taxes	$50,201	6.2	$51,030	6.6	$123,975	7.4	$111,628	7.2

On a same facility basis during the three month period ended June 30, 2007, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $44 million or 6%. Income before income taxes decreased $1 million or 2% to $50 million or 6.2% of net revenues during the second quarter of 2007 as compared to $51 million or 6.6% of net revenues during the comparable prior year quarter. On a same facility basis during the six month period ended June 30, 2007, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $132 million or 9%. Income before income taxes increased $12 million or 11% to $124 million or 7.4% of net revenues during the first six months of 2007 as compared to $112 million or 7.2% of net revenues during the comparable prior year period.

Inpatient admissions to these facilities increased 1.9% during the second quarter of 2007, as compared to the comparable 2006 quarter, while patient days increased 2.3%. The average length of patient stay at these facilities was 4.4 days during each of the three month periods ended June 30, 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 61% and 62% during the three month periods ended June 30, 2007 and 2006, respectively. Inpatient admissions to these facilities increased 3.4% during the six months ended June 30, 2007, as compared to the comparable 2006 six month period, while patient days increased 3.5%. The average length of patient stay at these facilities was 4.5 days during each of the six month periods ended June 30, 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 64% and 65% during the six month periods ended June 30, 2007 and 2006, respectively.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, as compared to the comparable periods of the prior years, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 1.7% and 3.7% during the three and six month periods ended June 30, 2007, respectively, and net revenue per adjusted patient day increased 1.3% and 3.6% during the three and six month periods ended June 30, 2007, respectively.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the second quarter of 2007, we experienced an increase to supplies expense of approximately $27 million or 330 basis points (calculated as a percentage of our same facility acute care net revenues shown above), an increase to salaries, wages and benefits expense of approximately $11 million or 140 basis points and a decrease to other operating expenses of approximately $40 million or 490 basis points. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $2 million during the second quarter of 2007. During the six months ended June 30, 2007, our acute care facilities experienced an increase to supplies expense of approximately $56 million or 340 basis points, an increase to salaries, wages and benefits expense of approximately $22 million or 130 basis points and a decrease to other operating expenses of approximately $82 million or 490 basis points. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $4 million during the first six months of 2007.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $143 million and $109 million during the three month periods ended June 30, 2007 and 2006, respectively, and $270 million and $227 million during the six month periods ended June 30, 2007 and 2006, respectively.

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. The financial results for the Edinburg Children’s Hospital and South Texas Behavioral Health Center are included in the same facility financial results presented above. Although we experienced significant declines in inpatient volumes in this market during 2005 and 2004, patient volumes at these facilities stabilized during 2006 and during the first six months of 2007 as we experienced a 6.0% and 7.0% increase in combined inpatient admissions during the three and six months periods ended June 30, 2007, respectively. Combined patient days at these facilities increased 7.3% and 9.2% during the three and six month periods ended June 30, 2007, respectively, as compared to the comparable prior year periods. The increase in the combined inpatient admissions during the three and six month periods of 2007 resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center during 2006. Despite the increase in inpatient volumes, combined income before income taxes at the facilities in this market remained unchanged during the second quarter of 2007, as compared to the comparable quarter of the prior year and decreased $3 million during the first six months of 2007 as compared to the comparable prior year six month period. A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others (including newly constructed capacity at the physician owned hospital), could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify when additional capacity is added to the market in future periods by our competitors.

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

The following table summarizes the results of operations for all our acute care operations during the three and six months ended June 30, 2007 and 2006. Included in these results, in addition to the same facility results shown above, is: (i) the financial results for the three and six months ended June 30, 2007 for the Texoma Healthcare System that was acquired as of January 1, 2007; (ii) the favorable impact of a reduction to our prior year reserves for professional and general liability self-insured claims (as discussed below), and; (iii) the net hurricane related expenses and insurance recoveries recorded during the three and six months ended June 30, 2007 and 2006 (dollar amounts in thousands).

All Acute Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$853,672	100.0	$775,976	100.0	$1,746,537	100.0	$1,545,928	100.0

Salaries, wages and benefits	335,393	39.3	287,815	37.1	680,087	38.9	578,961	37.5
Other operating expenses	146,306	17.1	188,559	24.3	310,236	17.8	372,732	24.1
Supplies expense	150,438	17.6	107,719	13.9	307,507	17.6	219,368	14.2
Provision for doubtful accounts	96,290	11.3	81,922	10.6	188,820	10.8	151,667	9.8
Depreciation and amortization	37,299	4.4	32,944	4.2	73,217	4.2	64,468	4.2
Lease and rental	11,558	1.4	11,210	1.4	22,836	1.3	22,696	1.5
Hurricane related expenses	871	0.1	3,356	0.4	161	0.0	10,260	0.7
Hurricane insurance recoveries		—	(3,356)	-0.4	—	—	(10,260)	-0.7

Subtotal operating expenses	778,155	91.2	710,169	91.5	1,582,864	90.6	1,409,892	91.2

Income before interest expense, hurricane recoveries in excess of expenses, minority interest and income taxes	75,517	8.8	65,807	8.5	163,673	9.4	136,036	8.8
Interest expense, net	778	0.1	246	0.0	1,527	0.1	493	0.0
Minority interests in earnings of consolidated entities	8,545	0.9	10,631	1.4	21,413	1.2	21,448	1.4
Hurricane recoveries in excess of expenses	—	—	(21,644)	-2.8	—	—	(37,031)	-2.4

Income before income taxes	$66,194	7.8	$76,574	9.9	$140,733	8.1	$151,126	9.8

During the three months ended June 30, 2007, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased 10% or $78 million. The increase in net revenues was primarily attributable to:

•	a $44 million increase at same facility revenues, as discussed above, and;

•	a $34 million increase consisting primarily of the revenues generated during the second quarter of 2007 by the Texoma Healthcare System which was acquired as of January 1, 2007.

Income before income taxes decreased $10 million during the second quarter of 2007 as compared to the comparable quarter of 2006. Included in income before income taxes at our acute care hospitals during the second quarter of 2007, as compared to the comparable prior year quarter, was the following:

•	an decrease of $1 million at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $21 million from the change in hurricane insurance recoveries in excess of expenses recorded during each quarter due primarily to $20 million of insurance recoveries in excess of expenses recorded during the second quarter of 2006 ($22 million pre-minority interest), as discussed below in Impact of Hurricane Katrina;

•

an increase of $15 million (after minority interest) representing the portion of the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed below, attributable to our acute care facilities;

•	a $6 million decrease resulting from the second quarter of 2006 including the favorable impact of the settlement of prior year Medicaid cost reports, and;

•	$3 million of other combined favorable changes resulting primarily from the pre-tax income generated during the second quarter of 2007 by the Texoma Healthcare System.

During the second quarter of 2007, based upon the results of a third-party actuarial analysis, we recorded an $18 million (pre-minority interest) reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty.

During the six months ended June 30, 2007, as compared to the comparable prior year period, net revenues at our acute care hospitals increased 13% or $201 million. The increase in net revenues was primarily attributable to:

•	a $132 million increase at same facility revenues, as discussed above, and;

•	a $69 million increase consisting primarily of the revenues generated during the second quarter of 2007 by the Texoma Healthcare System which was acquired as of January 1, 2007.

Income before income taxes decreased $10 million during the first six months of 2007 as compared to the comparable six month period of 2006. Included in income before income taxes at our acute care hospitals during the first six months of 2007, as compared to the comparable prior year period, was the following:

•	an increase of $12 million at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $34 million from the change in hurricane insurance recoveries in excess of expenses recorded during each quarter due primarily to $35 million of insurance recoveries in excess of expenses recorded during the six months ended June 30, 2006 ($37 million pre-minority interest), as discussed below in Impact of Hurricane Katrina;

•

an increase of $15 million (after minority interest) representing the portion of the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed below, attributable to our acute care facilities;

•	a $6 million decrease resulting from the six months of 2006 including the favorable impact of the settlement of prior year Medicaid cost reports, and;

•	$3 million of other combined favorable changes resulting primarily from the pre-tax income generated during the first six months of 2007 by the Texoma Healthcare System.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2007 and 2006 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$276,526	100.0	$259,614	100.0	$544,404	100.0	$513,242	100.0

Salaries, wages and benefits	134,114	48.5	126,586	48.8	267,841	49.2	253,705	49.4
Other operating expenses	50,183	18.1	47,684	18.4	100,582	18.5	95,187	18.5
Supplies expense	15,800	5.7	15,166	5.8	31,181	5.7	29,746	5.8
Provision for doubtful accounts	5,964	2.2	4,830	1.9	12,161	2.2	10,119	2.0
Depreciation and amortization	5,938	2.1	5,621	2.2	11,660	2.1	11,281	2.2
Lease and rental	4,030	1.5	3,730	1.4	8,011	1.5	7,584	1.5

Subtotal operating expenses	216,029	78.1	203,617	78.4	431,436	79.2	407,622	79.4

Income before interest expense, minority interests and income taxes	60,497	21.9	55,997	21.6	112,968	20.8	105,620	20.6
Interest expense, net	55	0.0	46	0.0	109	0.0	147	0.0
Minority interests in earnings of consolidated entities	20	0.0	(11)	0.0	321	0.1	(321)	0.0

Income before income taxes	$60,422	21.9	$55,962	21.6	$112,538	20.7	$105,794	20.6

On a same facility basis during the second quarter of 2007, as compared to the comparable 2006 quarter, net revenues at our behavioral health care facilities increased 7% or $17 million. Income before income taxes increased $4 million or 8% to $60 million or 21.9% of net revenues during the three months ended June 30, 2007, as compared to $56 million or 21.6% of net revenues during the comparable prior year quarter. On a same facility basis during the first six months of 2007, as compared to the comparable 2006 six month period, net revenues at our behavioral health care facilities increased 6% or $31 million. Income before income taxes increased $7 million or 6% to $113 million or 20.7% of net revenues during the six months ended June 30, 2007, as compared to $106 million or 20.6% of net revenues during the comparable prior year period.

Inpatient admissions to these facilities increased 3.5% during the second quarter of 2007, as compared to the comparable 2006 quarter, while patient days increased 3.6%. The average length of patient stay at these facilities was 16.7 days during each of the quarters ended June 30, 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 78% and 80% during the three months ended June 30, 2007 and 2006, respectively. Inpatient admissions to these facilities increased 3.3% during the six months ended June 30, 2007, as compared to the comparable 2006 six month period, while patient days increased 3.5%. The average length of patient stay at these facilities was 16.4 days during each of the six months ended June 30, 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 78% and 80% during the six months ended June 30, 2007 and 2006, respectively.

On a same facility basis, as compared to the comparable prior year periods, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 3.3% and 2.5% during the three and six months ended June 30, 2007, respectively, and net revenue per adjusted patient day increased 3.1% and 2.3% during the three and six months ended June 30, 2007, respectively.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired facilities, for the three and six months ended June 30, 2007 and 2006 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$286,853	100.0	$259,618	100.0	$562,565	100.0	$513,246	100.0

Salaries, wages and benefits	140,677	49.0	126,765	48.8	279,743	49.7	253,948	49.5
Other operating expenses	50,868	17.7	47,862	18.4	103,180	18.3	95,479	18.6
Supplies expense	16,692	5.8	15,280	5.9	32,838	5.8	29,902	5.8
Provision for doubtful accounts	6,458	2.3	4,830	1.9	12,763	2.3	10,119	2.0
Depreciation and amortization	6,739	2.3	5,621	2.2	13,058	2.3	11,281	2.2
Lease and rental	4,088	1.4	3,734	1.4	8,112	1.4	7,589	1.5

Subtotal operating expenses	225,522	78.6	204,092	78.6	449,694	79.9	408,318	79.6

Income before interest expense, minority interests and income taxes	61,331	21.4	55,526	21.4	112,871	20.1	104,928	20.4
Interest expense, net	108	0.1	46	0.0	217	0.0	147	0.0
Minority interests in earnings of consolidated entities	20	0.0	(11)	0.0	321	0.1	(321)	-0.1

Income before income taxes	$61,203	21.3	$55,491	21.4	$112,333	20.0	$105,102	20.5

During the second quarter of 2007, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 11% or $27 million. The increase in net revenues was attributable to

•	a $17 million increase in same facility revenues, as discussed above, and;

•	$10 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $6 million or 10% to $61 million or 21.3% of net revenues during the second quarter of 2007, as compared to $55 million or 21.4% of net revenues during the second quarter of 2006. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $4 million increase at our behavioral health facilities owned for more than a year, as discussed above;

•

an increase of $2 million representing the portion of the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed above, attributable to our behavioral health facilities.

During the six months ended June 30, 2007, as compared to the comparable prior year six month period, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 10% or $49 million. The increase in net revenues was attributable to

•	a $31 million increase in same facility revenues, as discussed above, and;

•	$18 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $7 million or 7% to $112 million or 20.0% of net revenues during the first six months of 2007, as compared to $105 million or 20.5% of net revenues during the six months ended June 30, 2006. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $7 million increase at our behavioral health facilities owned for more than a year, as discussed above;

•

an increase of $2 million representing the portion of the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed above, attributable to our behavioral health facilities, and;

•	$2 million of combined losses, net of income, generated at facilities recently acquired or opened.

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

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the three month and six month periods ended June 30, 2007 and 2006 (excludes sources of revenues for all periods presented for divested facilities which reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated. The tables below exclude sources of revenue for all periods presented for divested facilities, which are reflected as discontinued operations in our Consolidated Financial Statements.

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Third Party Payors:
Medicare	24%	25%	25%	26%
Medicaid	13%	13%	11%	11%
Managed Care (HMO and PPOs)	45%	42%	44%	42%
Other Sources	18%	20%	20%	21%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Third Party Payors:
Medicare	28%	29%	28%	29%
Medicaid	9%	10%	7%	7%
Managed Care (HMO and PPOs)	47%	41%	45%	41%
Other Sources	16%	20%	20%	23%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Third Party Payors:
Medicare	15%	14%	15%	14%
Medicaid	25%	24%	24%	24%
Managed Care (HMO and PPOs)	41%	44%	42%	43%
Other Sources	19%	18%	19%	19%

Total	100%	100%	100%	100%

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2007, 2006, 2005 and 2004, the update factors were 3.4%, 3.7%, 3.3% and 3.4%, respectively. For 2008, the update factor is 3.3%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods. CMS has also restructured the inpatient PPS DRGs to account more fully for the severity of patient illness. As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill. The new severity-adjusted DRGs will be phased-in over 2008 and 2009.

In August 2006, CMS finalized new provisions for the hospital inpatient PPS for the upcoming federal fiscal year, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount. For federal fiscal year 2007, CMS began to phase-in the use of hospital costs rather than hospital charges fort he DRG relative weight determination. This change is to phase-in ratably over three years with full phase-in to be completed in federal fiscal year 2009.

On August 1, 2007, CMS issued a final rule revising Medicare payment and policy under the hospital inpatient PPS for federal fiscal year 2008. These changes, which were first proposed in April 2007, will restructure the inpatient DRGs to account more fully for the severity of patient illness. Specifically, the final rule creates 745 new severity-adjusted DRGs to replace the current 538 DRGs. As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill. Based on public comments, the new severity-adjusted DRGs will be phased in over two years, rather than the one year suggested in the April 2007 proposed rule.

The August 2007 final rule also includes important provisions to ensure that Medicare no longer pays for the additional costs of certain preventable conditions (including certain infections) acquired in the hospital.

The rule also expands the list of publicly reported quality measures that hospitals would need to report in calendar year 2008 in order to qualify for the full market basket update in federal fiscal year 2009, and reduces Medicare’s payment when a hospital replaces a device that is supplied to the hospital at no or reduced cost.

Generally, CMS expects that payments to all hospitals will increase by approximately 3.5% for federal fiscal year 2008, primarily as a result of the 3.3% market basket increase. Payments to specific hospitals may increase more or less than this amount depending on the patients they serve. For example, urban hospitals that generally treat more severely ill patients are expected to receive a 3.8% increase in payments.

We are in the process of evaluating this final rule and are therefore not yet able to determine the ultimate impact on our acute care hospitals’ Medicare reimbursements. However, we estimate that, including the wage index changes and outlier impact, our overall Medicare rate increase will be approximately 2.5% to 3.0%.

For the majority of outpatient hospital services, both general acute and behavioral health hospitals are paid under an outpatient PPS according to ambulatory procedure codes (“APC”) that group together services that are clinically related and use similar resources. Depending on the service rendered during an encounter, a patient may be assigned to a single or multiple groups. Medicare pays a set price or rate for each group, regardless of the actual costs incurred in providing care. Medicare sets the payment rate for each APC based on historical median cost data, subject to geographic modification. The APC payment rates are updated each federal fiscal year. For 2007, 2006, 2005 and 2004, the payment rate update factors were 3.4%, 3.7%, 3.3% and 3.4%, respectively. In July, 2007, CMS published a proposed update factor of 3.3% for 2008.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In connection with this program, we earned revenues of $4 million and $3 million during the three months ended June 30, 2007 and 2006, respectively, and $9 million and $6 million during the six months ended June 30, 2007 and 2006, respectively. For the remainder of the state fiscal year (“SFY”) 2007 (covering the period of July 1, 2007 through August 31, 2007), our total supplemental payments pursuant to the provisions of this program are estimated to be approximately $3 million. During the remainder of 2007, covering a portion of the SFY2008 (covering the period of September 1, 2007 to December 31, 2007), our estimated revenues earned pursuant to this program could range from zero to $9 million depending on the ability of the local hospital district to make Inter-Governmental Transfers (“IGTs”) to the state of Texas. We are unable to predict whether the hospital district will fund the IGTs at a level in SFY2008 above the minimum range.

On July 27, 2006, CMS retroactively approved to June 11, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program is subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In connection with this program, we earned revenues of $2.2 million and $400,000 during the three months ended June 30, 2007 and 2006, respectively, and $4.0 million and $900,000 during the six months ended June 30, 2007 and 2006, respectively. We estimate that our hospitals will be entitled to reimbursements of approximately $7 million annually pursuant to the terms of this program.

As part of CMS routine retroactive review of new Medicaid state plan amendment (“SPA”) that pertains to the Medicaid supplemental payment programs for Hidalgo and Webb counties, CMS has indicated that certain IGTs related to this retroactive SPA approval may be ineligible for federal matching dollars which were used to fund the programs. In the anticipation of a possible CMS retroactive IGT ineligibility determination, during the second quarter of 2007, we established a reserve, which did not have a material impact on our financial statements, for this potential CMS action related to 2005 Medicaid supplemental payments.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2007 fiscal years (covering the period of September 1, 2006 through August 31, 2007 for Texas and October 1, 2006 through September 30, 2007 for South Carolina). Although neither state has definitively quantified the amount of DSH funding our facilities will receive during the SFY2007, both states have indicated the allocation criteria will be similar to the methodology used in previous years. Included in our financial results was an aggregate of $12 million and $9 million during the three months ended June 30, 2007 and 2006, respectively, and $25 million and $20 million during the six months ended June 30, 2007 and 2006, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $9 million during each of the three month periods ended June 30, 2007 and 2006 and $17 million during each of the six month periods ended June 30, 2007 and 2006. During the three and six month periods ended June 30, 2007, we earned revenues of $27 million and $46 million, respectively, in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party. Combined income before income taxes earned in connection with the revenues mentioned above was $3 million and $1 million during the three months ended June 30, 2007 and 2006, respectively, and $5 million and $3 million during the six months ended June 30, 2007 and 2006, respectively.

Interest expense was $13 million and $9 million during the three months ended June 30, 2007 and 2006, respectively, and $26 million and $17 million during the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense during the three and six month periods of 2007, as compared to the comparable prior year periods, was primarily due to an increase in the average outstanding borrowings.

The effective tax rate was 38.9% and 37.4% during the three month periods ended June 30, 2007 and 2006, respectively, and 38.8% and 37.5% during the six month periods ended June 30, 2007 and 2006, respectively. The increase in the effective tax rate during the 2007 three and six month periods, as compared to the comparable prior year periods, was primarily due to an increase in the effective state income tax rate.

Discontinued Operations

The following table shows the combined results of operations for the facilities reflected as discontinued operations on our consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income (loss) from discontinued operations, net of income taxes	2007	2006	2007	2006
Net revenues	$23	$(43)	$23	161

Income (loss) from operations	46	(972)	(56)	(32)
Income tax benefit (provision)	(17)	360	21	12

Income (loss) from discontinued operations, net of income taxes	$29	$(612)	$(35)	$(20)

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

Included in our financial results for the three and six months ended June 30, 2007, were pre-tax hurricane related expenses of $1.1 million and $600,000, respectively.

Included in our financial results was a pre-tax charge of $3 million during the three months ended June 30, 2006 and $9 million ($10 million pre-minority interest) during the six months ended June 30, 2006, consisting primarily of expenses incurred in connection with remediation of the hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration. Also included in our 2006 financial results were pre-tax hurricane related insurance recoveries of $23 million ($25 million pre-minority interest) during the three months ended June 30, 2006 and $44 million ($47 pre-minority interest) during the six months ended June 30, 2006.

Professional and General Liability Claims and Property Insurance

As of June 30, 2007, the total accrual for our professional and general liability claims was $249 million ($246 million net of expected recoveries), of which $32 million is included in other current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in other current liabilities. Included in other assets was $3 million as of June 30, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with professional and general liability claims payments related to a former commercial insurer which was placed in receivership during 2002. During the second quarter of 2007, based upon the results of a third-party actuarial analysis, we recorded an $18 million reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $159 million during the six months ended June 30, 2007 and $189 million during the six month period of the prior year. The $30 million net decrease was primarily attributable to the following:

•

a favorable net change of $20 million due to: (i) a favorable $38 million change due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and hurricane insurance recoveries), and; (ii) an unfavorable $18 million change in accrued insurance expense, net of commercial premiums paid, resulting primarily from the previously mentioned $18 million reduction to our prior year reserves for professional and general liability self-insured claims recorded during the second quarter of 2007;

•

a favorable change of $11 million in accounts receivable, which includes: (i) the favorable change resulting from the collection of $45 million of Texas upper payment limit and disproportionate share hospital receivables outstanding as of December 31, 2006; (ii) an $18 million unfavorable change due to the increase in construction contract receivables recorded in connection with our management of a newly constructed acute care facility for an unaffiliated third-party; (iii) a $15 million unfavorable change in the combined accounts receivable at our four acute care hospitals located in Las Vegas, Nevada due primarily to an increase in patient volumes and net revenues during the first six months of 2007, as compared to the comparable period in 2006, and; (iv) $1 million of other combined favorable changes;

•

an unfavorable change of $65 million in accrued and deferred income taxes due primarily to postponement payment relief granted by the Internal Revenue Service for companies that owned Hurricane Katrina-affected businesses in the most severely damaged parishes of Louisiana. This IRS granted postponement resulted in the deferral of approximately $50 million of income taxes originally scheduled to be paid during the first six months of 2006, to the second half of the year, and;

•	$4 million of other combined net favorable changes.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the six month period. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 49 days at June 30, 2007 and 47 days at June 30, 2006.

Net cash provided by/used in investing activities

During the six month period ended June 30, 2007, we used $275 million of net cash in investing activities as compared to $114 million of net cash used in investing activities during the six months ended June 30, 2006.

During the first six months of 2007, we used $275 million of net cash in investing activities as follows:

•

spent $184 million to finance capital expenditures at our facilities, including construction costs related to a new 170-bed acute care hospital in Las Vegas, Nevada that is scheduled to be completed and opened during the fourth quarter of 2007, a new 171-bed acute care hospital located in Palmdale, California that is scheduled to be completed and opened in 2009, a newly constructed replacement behavioral health care facility located in Chicago, Illinois that was completed during the second quarter of 2007 and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that was completed during the second quarter of 2007;

•

spent $81 million to acquire: (i) certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation; (ii) the previously leased, real property assets of a behavioral health facility located in Ohio, and; (iii) the acquisition of a 52-bed behavioral health facility located in Dover, Delaware.

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

2007 Expected Capital Expenditures:

During the remaining six months of 2007, we expect to spend approximately $200 to $225 million on capital expenditures, including expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below

Net cash provided by/used in financing activities

During the six month period ended June 30, 2007, we generated $114 million of net cash provided by financing activities as compared to $41 million of net cash used in financing activities during the comparable six month period of 2006.

During the first six months of 2007, we generated $114 million of net cash provided by financing activities as follows:

•	generated $116 million of net proceeds from additional borrowings pursuant to our $800 million revolving credit facility;

•	spent approximately $3 million to repurchase approximately 58,000 shares of our Class B Common Stock;

•	spent $8 million to pay quarterly cash dividends of $.08 per share;

•	received $8 million of capital contributions from a third-party minority member for their share of costs related to an acute care facility currently under construction, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2006, we generated $41 million of net cash from financing activities as follows:

•	generated $249 million of net proceeds (net of underwriting discount) from the issuance of $250 million of senior notes which have a 7.125% coupon rate and are scheduled to mature on June 30, 2016;

•

spent $141 million of net debt repayments consisting primarily of $100 million of repayments under our $500 million unsecured non-amortizing revolving credit agreement (“Revolver”) and $31 million of repayments resulting from the redemption of a portion of our outstanding convertible debentures that were due in 2020 prior to our exercise of our call option in June of 2006;

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

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from $650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2007, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of June 30, 2007, we had $471 million of borrowings outstanding under our revolving credit agreement and $50 million of outstanding letters of credit. As of June 30, 2007, we had $279 million of available borrowing capacity pursuant to the terms of our Credit Agreement.

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

Our total debt as a percentage of total capitalization was 38% at June 30, 2007 and 37% at December 31, 2006. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2007.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2007, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of June 30, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2007 totaled $86 million consisting of: (i) $74 million related to our self-insurance programs; (ii) $7 million consisting primarily of collateral for outstanding bonds of an unaffiliated third party and public utility, and; (iii) $5 million of debt guarantees related to entities in which we own a minority interest.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2007. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

As of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon us by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. To the best of our knowledge, we have provided the documents requested in connection with both subpoenas and we continue to cooperate in the investigation. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees, and we are cooperating with this Grand Jury investigation. We are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

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

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs are seeking to have the matter certified as a class action. The remaining plaintiffs are alleging, among other things, that they are entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. The Hospitals have denied liability and are defending the case, which has not yet been certified as a class action by the court. Although we are unable to definitively determine the extent of the potential financial exposure at this time, we recorded an estimated $10 million pre-tax provision in connection with this matter during 2006 ($2 million and $8 million during the second and fourth quarters of 2006, respectively).

On March 30, 2007, the U.S. Department of Labor filed a claim, in the United States District Court in New Haven, Connecticut, against Stonington Behavioral Health, Inc. (“Stonington”), a wholly-owed subsidiary that owns one of our behavioral health facilities, UHS of Delaware, Inc., and Universal Health Services, Inc., alleging that Stonington failed to pay certain employees (1) the applicable minimum wage, and (2) appropriate pay for overtime, during the period July 1, 2004 to July 1, 2006. The Department of Labor claimed that such violations resulted in underpayments totaling approximately $1.1 million to 143 employees. During the first quarter of 2007, we recorded a $1.1 million pre-tax provision in connection with this claim and in July, 2007, our subsidiaries mentioned above settled this matter by agreeing to pay $1,075,218 in back wages plus $49,000 in penalties.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

On July 20, 2006, we announced that our Board of Directors authorized us to repurchase an additional 5 million shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 811 shares at an average price of $62.85 per share or $51,000 in the aggregate during the second quarter of 2007, and 58,065 shares at an average price of $57.53 or $3.3 million in the aggregate during the six month period ended June 30, 2007. As of June 30, 2007, the number of shares available for purchase was 2,018,100 shares. There is no expiration date for our stock repurchase program.

2007 period	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
April, 2007	—	—	—	—	—	2,018,911
May, 2007	7,500	$0.01	61	$60.99	$4	2,018,850
June, 2007	750	—	750	$63.00	$47	2,018,100

Total April through June	8,250	$0.01	811	$62.85	$51	2,018,100

(a.)	Includes 7,439 restricted shares that were forfeited by former employees (including 7,000 shares by a former executive officer) pursuant to the terms of the restricted stock purchase plan.

Dividends

During the quarter ended June 30, 2007, we declared and paid dividends of $.08 per share.

Item 4. Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to a vote of our stockholders at the Annual Meeting of Stockholders held on May 16, 2007.

At the meeting, the following proposals, as described in the proxy statement delivered to all of our stockholders, were approved by the votes indicated:

Election by Class A & Class C stockholders of two Class II Directors:

	Anthony Pantaleoni	Rick Santorum
Votes cast in favor	3,664,204	3,664,204
Votes withheld	0	0

Election by Class B & Class D stockholders of a Class II Director, Robert H. Hotz:

Votes cast in favor	40,336,091
Votes withheld	3,730,003

Item 6. Exhibits

(a) Exhibits:

10.1 Amendment No. 2 to the Credit Agreement, dated as of April 13, 2007 by and among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank, N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2007, is incorporated herein by reference.

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

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2007	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amendment No. 2 to the Credit Agreement, dated as of April 13, 2007 by and among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank, N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2007, is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002