Form 10-Q
period 2007-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2007-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2007:

Class A	3,328,404
Class B	50,007,970
Class C	335,800
Class D	23,890

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$1,180,217	$1,043,457	$3,556,794	$3,125,419

Operating charges:
Salaries, wages and benefits	510,917	459,099	1,520,489	1,336,087
Other operating expenses	265,534	211,875	748,979	708,932
Supplies expense	162,342	146,944	506,946	400,271
Provision for doubtful accounts	110,451	97,901	312,583	260,090
Depreciation and amortization	46,548	40,961	135,417	120,360
Lease and rental expense	17,920	16,184	50,701	48,247
Hurricane related expenses	82	4,172	707	14,432
Hurricane insurance recoveries	—	(4,172)	—	(14,432)

	1,113,794	972,964	3,275,822	2,873,987

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	66,423	70,493	280,972	251,432

Interest expense, net	12,881	6,140	38,643	23,362
Hurricane insurance recoveries in excess of expenses	—	(130,328)	—	(167,359)
Minority interests in earnings of consolidated entities	9,784	14,948	32,651	37,617

Income before income taxes	43,758	179,733	209,678	357,812
Provision for income taxes	14,756	65,704	79,062	132,420

Income from continuing operations	29,002	114,029	130,616	225,392

Loss from discontinued operations, net of income taxes	(148)	(84)	(183)	(104)

Net income	$28,854	$113,945	$130,433	$225,288

Basic earnings per share:
From continuing operations	$0.54	$2.01	$2.44	$4.11
From discontinued operations	0.00	0.00	0.00	0.00

Total basic earnings per share	$0.54	$2.01	$2.44	$4.11

Diluted earnings per share:
From continuing operations	$0.54	$2.00	$2.43	$3.89
From discontinued operations	0.00	0.00	0.00	0.00

Total diluted earnings per share	$0.54	$2.00	$2.43	$3.89

Weighted average number of common shares—basic	53,481	56,794	53,491	54,764
Add: Shares for conversion of convertible debentures	—	—	—	4,168
Other share equivalents	148	207	190	227

Weighted average number of common shares and equivalents—diluted	53,629	57,001	53,681	59,159

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$13,574	$14,939
Accounts receivable, net	631,527	595,009
Supplies	70,874	64,532
Other current assets	30,172	19,113
Deferred and prepaid income taxes	60,733	34,913

Total current assets	806,880	728,506

Property and equipment	2,971,787	2,665,209
Less: accumulated depreciation	(1,077,280)	(980,124)

	1,894,507	1,685,085

Other assets:
Goodwill	753,846	719,991
Deferred charges	6,824	7,262
Other	136,871	136,198

	$3,598,928	$3,277,042

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,329	$1,938
Accounts payable and accrued liabilities	554,582	491,309
Federal and state taxes	—	9,204

Total current liabilities	557,911	502,451

Other noncurrent liabilities	353,328	340,815
Minority interests	203,412	174,061
Long-term debt	900,628	821,363
Deferred income taxes	48,810	35,888
Commitments and contingencies

Common stockholders' equity	1,534,839	1,402,464

	$3,598,928	$3,277,042

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$130,433	$225,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	135,417	120,360
Accretion of discount on convertible debentures	—	6,364
Gain on sale of assets	(2,200)	—
Hurricane insurance recoveries	—	(137,862)
Hurricane related expenses	—	4,894
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(17,359)	(85,132)
Accrued interest	9,055	7,519
Accrued and deferred income taxes	(6,374)	36,745
Other working capital accounts	47,558	8,157
Other assets and deferred charges	37	6,943
Other	4,923	11,413
Minority interest in earnings of consolidated entities, net of distributions	9,041	15,223
Accrued insurance expense, net of commercial premiums paid	45,275	61,378
Payments made in settlement of self-insurance claims	(33,025)	(31,270)

Net cash provided by operating activities	322,781	250,020

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(263,366)	(233,008)
Acquisition of property and businesses	(103,159)	(45,654)
Hurricane insurance recoveries received	—	144,571
Proceeds received from sales of assets	5,268	—
Purchase of minority ownership interest in majority owned business	(14,762)	—

Net cash used in investing activities	(376,019)	(134,091)

Cash Flows from Financing Activities:
Reduction of long-term debt	(103,846)	(141,804)
Additional borrowings	170,000	248,645
Issuance of common stock	1,041	4,205
Repurchase of common shares	(14,386)	(220,343)
Dividends paid	(12,917)	(13,090)
Financing costs	(148)	(2,020)
Net cash received for termination of derivatives	—	3,393
Capital contributions from minority member	12,129	11,939

Net cash provided by (used in) financing activities	51,873	(109,075)

(Decrease) Increase in cash and cash equivalents	(1,365)	6,854
Cash and cash equivalents, beginning of period	14,939	7,963

Cash and cash equivalents, end of period	$13,574	$14,817

Supplemental Disclosures of Cash Flow Information:
Interest paid	$35,991	$18,073

Income taxes paid, net of refunds	$83,894	$95,412

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended September 30, 2007. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2007, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of approximately $355,000 and $364,000 during the three month periods ended September 30, 2007 and 2006, respectively, and approximately $1.1 million during each of the nine month periods ended September 30, 2007 and 2006. Our pre-tax share of income from the Trust was $299,000 and $1.3 million during the three month periods ended September 30, 2007 and 2006, respectively, and $1.2 million and $2.1 million during the nine month periods ended September 30, 2007 and 2006, respectively. The carrying value of this investment was $10.0 million at September 30, 2007 and $10.2 million at December 31, 2006, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment was $28.0 million at September 30, 2007 and $30.7 million at December 31, 2006.

Total rent expense under the operating leases on the hospital facilities with the Trust was $3.9 million during each of the three month periods ended September 30, 2007 and 2006 and $12.0 million and $11.9 million during the nine month periods ended September 30, 2007 and 2006, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent		End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000		December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000		December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,597,000	(d)	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000		December, 2014	10	(c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).
(d)	Excludes incremental rent on the additional real property assets in excess of $11.0 million, being constructed at Inland Valley that were transferred to the Trust as part of the asset exchange and substitution transaction completed during the third quarter of 2006.

Other Related Party Transactions:

Our Chairman of the Board of Directors and Chief Executive Officer (“CEO”) is a member of the Board of Directors of Broadlane, Inc. (“Broadlane”). Broadlane provides contracting and other supply chain services to us and various other healthcare organizations. Our contract with Broadlane is scheduled to expire on December 31, 2007. In addition, we along with certain of our Board of Directors and members of our executive management team, own approximately 6% of the outstanding shares of Broadlane. The carrying value of our investment in Broadlane is approximately $12 million as of September 30, 2007.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $4.5 million as of September 30, 2007.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of September 30, 2007 and December 31, 2006, the minority interest liability of $203.4 million and $174.1 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in four acute care facilities located in Las Vegas, Nevada that are in operation and a fifth that is currently under construction and expected to be completed and opened in early 2008; (ii) a 20% outside ownership in an acute care facility located in Washington D.C., and; (iii) an outside ownership interest of approximately 10% in an acute care facility located in Laredo, Texas.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from $650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2007, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of September 30, 2007, we had $253 million of borrowings outstanding under our revolving credit agreement and $47 million of outstanding letters of credit. As of September 30, 2007, we had $500 million of available borrowing capacity pursuant to the terms of our Credit Agreement.

In August of 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient accounts receivable for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to June 30, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our condensed consolidated balance sheet. As of September 30, 2007, there were $170 million of borrowings outstanding pursuant to this program.

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

(5) Commitments and Contingencies

Professional and General Liability Claims and Property Insurance

As of September 30, 2007, the total accrual for our professional and general liability claims was $259 million ($257 million net of expected recoveries), of which $32 million is included in current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in current liabilities. Included in other assets was $2 million as of September 30, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with professional and general liability claims payments related to a former commercial insurer which was placed in receivership during 2002. During the second quarter of 2007, based upon the results of a third-party actuarial analysis, we recorded an $18 million reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty.

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

As of September 30, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2007 totaled $79 million consisting of: (i) $74 million related to our self-insurance programs; (ii) $4 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

We have a long-term contract with a third party that expires in 2012, to provide certain data processing services for our acute care and behavioral health facilities.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon us by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees.

Over the last several weeks, at our request, our legal representatives have met with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. Our representatives have been advised that the government is continuing its investigations. We believe that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which the government believes may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. We believe that the government is also focusing its investigation to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. We are in the process of investigating these matters and are cooperating with the investigations and intend to respond to the matters raised with us. We are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

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

Lasko-Hoellinger, et al, v. UHS of Delaware, Inc. et al, and other related matter:

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs sought to have the matter certified as a class action. The remaining plaintiffs alleged, among other things, that they were entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. During 2006, we recorded an estimated $10 million pre-tax provision in connection with this and another related matter ($2 million during the first quarter of 2006 and $8 million during the fourth quarter of 2006). During the third quarter of 2007, this case and the related matter were settled for a combined total of $10.4 million.

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to governmental inquiries or actions. Even if we were to ultimately prevail, the government’s inquiries and/or actions could have a material adverse effect on our future operating results.

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction, and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the lead executives of each operating segment. The lead executives for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2006.

	Three Months ended September 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$2,095,327	$452,223	—	$2,547,550
Gross outpatient revenues	$900,787	$54,470	$20,648	$975,905
Total net revenues	$863,206	$285,013	$31,998	$1,180,217
Income/(loss) before income taxes	$37,040	$50,670	$(43,952)	$43,758
Total assets as of 9/30/07	$2,333,690	$935,194	$330,044	$3,598,928
Licensed beds	5,417	7,485	—	12,902
Available beds	5,110	7,453	—	12,563
Patient days	290,968	506,466	—	797,434
Admissions	64,817	30,156	—	94,973
Average length of stay	4.5	16.8	—	8.4

	Nine Months ended September 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$6,458,535	$1,339,098	—	$7,797,633
Gross outpatient revenues	$2,666,277	$173,558	$60,965	$2,900,800
Total net revenues	$2,609,743	$847,578	$99,473	$3,556,794
Income/(loss) before income taxes	$177,773	$163,003	$(131,098)	$209,678
Total assets as of 9/30/07	$2,333,690	$935,194	$330,044	$3,598,928
Licensed beds	5,417	7,269	—	12,686
Available beds	5,110	7,229	—	12,339
Patient days	886,844	1,489,301	—	2,376,145
Admissions	197,722	89,182	—	286,904
Average length of stay	4.5	16.7	—	8.3

	Three Months ended September 30, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$1,813,162	$416,515	—	$2,229,677
Gross outpatient revenues	$717,752	$47,809	$21,906	$787,467
Total net revenues	$777,632	$254,170	$11,655	$1,043,457
Income/(loss) before income taxes	$171,694	$47,475	$(39,436)	$179,733
Total assets as of 9/30/06	$2,126,231	$765,102	$257,694	$3,149,027
Licensed beds	5,139	6,640	—	11,779
Available beds	4,858	6,582	—	11,440
Patient days	268,537	467,860	—	736,397
Admissions	60,656	28,100	—	88,756
Average length of stay	4.4	16.6	—	8.3

	Nine Months ended September 30, 2006
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$5,607,700	$1,244,739	—	$6,852,439
Gross outpatient revenues	$2,147,156	$154,605	$63,571	$2,365,332
Total net revenues	$2,323,560	$767,416	$34,443	$3,125,419
Income/(loss) before income taxes	$322,820	$152,577	$(117,585)	$357,812
Total assets as of 9/30/06	$2,126,231	$765,102	$257,694	$3,149,027
Licensed beds	5,047	6,492	—	11,539
Available beds	4,756	6,434	—	11,190
Patient days	819,711	1,386,299	—	2,206,010
Admissions	184,374	84,100	—	268,474
Average length of stay	4.4	16.5	—	8.2

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(amounts in thousands)
	2007	2006	2007	2006
Basic:
Income from continuing operations	$29,002	$114,029	$130,616	$225,392
Less: Dividends on unvested restricted stock, net of taxes	(18)	(20)	(62)	(63)

Income from continuing operations – basic	$28,984	$114,009	$130,554	$225,329
Loss from discontinued operations	(148)	(84)	(183)	(104)

Net income – basic	$28,836	$113,925	$130,371	$225,225

Diluted:
Income from continuing operations	$29,002	$114,029	$130,616	$225,392
Less: Dividends on unvested restricted stock, net of taxes	(18)	(20)	(62)	(63)
Add: Debenture interest, net of taxes	—	—	—	4,902

Income from continuing operations – diluted	$28,984	$114,009	$130,554	$230,231
Loss from discontinued operations	(148)	(84)	(183)	(104)

Net income – diluted	$28,836	$113,925	$130,371	$230,127

Weighted average number of common shares	53,481	56,794	53,491	54,764
Net effect of dilutive stock options and grants based on the treasury stock method	148	207	190	227
Assumed conversion of discounted convertible debentures	—	—	—	4,168

Weighted average number of common shares and equivalents	53,629	57,001	53,681	59,159

Earnings Per Basic Share:
From continuing operations	$0.54	$2.01	$2.44	$4.11
From discontinued operations	0.00	0.00	0.00	0.00

Total earnings per basic share	$0.54	$2.01	$2.44	$4.11

Earnings Per Diluted Share:
From continuing operations	$0.54	$2.00	$2.43	$3.89
From discontinued operations	0.00	0.00	0.00	0.00

Total earnings per diluted share	$0.54	$2.00	$2.43	$3.89

Stock-Based Compensation: During the three months ending September 30, 2007 and 2006, compensation cost of $2.1 million ($1.3 million after-tax) and $1.7 million ($1.1 million after-tax), respectively, was recognized related to outstanding stock options. During the nine months ending September 30, 2007 and 2006, compensation costs of $6.6 million ($4.1 million after-tax) and $4.9 million ($3.1 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended September 30, 2007 and 2006, compensation costs of $1.8 million ($1.1 million after-tax) and $1.3 million ($824,000 after-tax), respectively, was recognized related to restricted stock, and during the nine months ended September 30, 2007 and 2006, compensation costs of $5.9 million ($3.6 million after taxes) and $4.1 million ($2.6 million after taxes) was recognized related to restricted stock. As of September 30, 2007 there was $26.4 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.5 years. During the third quarter of 2007, there were 52,000 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $11.84 per option. There were no restricted stock shares granted during the third quarter of 2007. During the nine months of 2007, there were 77,000 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $12.41 per option and 11,125 of restricted stock granted with a weighted-average grant date fair value of $59.32 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2007	2006	2007	2006
Net income	$28,854	$113,945	$130,433	$225,288
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges, net of taxes	—	(86)	—	2,049
Recognition of derivative gains on cash flow hedges, net of taxes	(84)	—	(252)	—

Comprehensive income	$28,770	$113,859	$130,181	$227,337

(9) Dispositions and Acquisitions of assets and businesses

Acquisitions and divestitures during the nine months ended September 30, 2007:

During the first nine months of 2007, we paid $103 million to acquire:

•

certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation (acquired during the first quarter of 2007);

•	a previously leased, real property assets of a behavioral health facility located in Ohio (acquired during the first quarter of 2007);

•	a 52-bed behavioral health facility located in Delaware (acquired during the second quarter of 2007);

•	a 97-bed behavioral health facility located in Pennsylvania (acquired during the third quarter of 2007), and;

•	a 78-bed behavioral health facility located in Utah (acquired during the third quarter of 2007).

Also, during the first quarter of 2007, we received $5 million in connection with the sale of vacant real property located in McAllen, Texas resulting in a $2 million pre-tax gain which is included in our financial results for the nine months ended September 30, 2007.

Acquisitions during the nine months ended September 30, 2006:

During the first nine months of 2006, we paid $46 million to acquire:

•	the assets of behavioral health care facilities located in Florida and Georgia (acquired during the first quarter of 2006);

•	a 128-bed behavioral health facility in Utah (acquired during the third quarter of 2006);

•	the assets of an 86-bed behavioral health facility in Colorado (acquired during the third quarter of 2006), and;

•	a medical office building in Nevada (acquired during the third quarter of 2006).

(10) Dividends

A dividend of $.08 per share or $4.3 million in the aggregate was declared by the Board of Directors on July 19, 2007 and was paid on September 17, 2007 to shareholders of record as of August 31, 2007.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$336	$348	$1,008	$1,044
Interest cost	1,091	1,100	3,273	3,300
Expected return on assets	(1,193)	(935)	(3,579)	(2,805)
Recognized actuarial loss	280	444	840	1,332

Net periodic pension cost	$514	$957	$1,542	$2,871

During the nine months ended September 30, 2007, we made contributions of $5.7 million to our pension plan.

(12) Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income taxes,” (“FIN 48”) effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million.

During the third quarter of 2007, the estimated liabilities for uncertain tax positions (including accrued interest) were reduced due to the lapse of the statute of limitations of various taxing authorities resulting in a net income tax benefit of approximately $2 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had approximately $1 million of accrued interest and penalties. As of September 30, 2007, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2004 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable impact on our results of operations.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2007, we owned and/or operated or had under construction, 31 acute care hospitals (including 2 new facilities currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 113 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% and 75% of our consolidated net revenues during the three month periods ended September 30, 2007 and 2006, respectively, and 74% and 75% during the nine month periods ended September 30, 2007 and 2006, respectively. Net revenues from our behavioral health care facilities accounted for 24% of our consolidated net revenues during each of the three month periods ended September 30, 2007 and 2006, respectively, and 24% and 25% during the nine month periods ended September 30, 2007 and 2006, respectively. Approximately 2% of our consolidated net revenues during each of the three and nine month period ended September 30, 2007 were recorded in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, including the government’s ongoing investigations of our South Texas Health Systems affiliates;

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

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% of our net patient revenues during each of the three month periods ended September 30, 2007 and 2006 and 37% during each of the nine month periods ended September 30, 2007 and 2006. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 44% and 41% of our net patient revenues during the three month periods ended September 30, 2007 and 2006, respectively, and 44% and 42% during the nine month periods ended September 30, 2007 and 2006, respectively.

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

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $149 million and $99 million during the three month periods ended September 30, 2007 and 2006, respectively, and $418 million and $326 million during the nine month periods ended September 30, 2007 and 2006, respectively.

Provision for Doubtful Accounts: Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $83 million as of September 30, 2007 and $67 million as of December 31, 2006.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At September 30, 2007 and December 31, 2006, accounts receivable are recorded net of allowance for doubtful accounts of $124 million and $110 million, respectively.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2007, which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

During the third quarter of 2007, the estimated liabilities for uncertain tax positions (including accrued interest) were reduced due to the lapse of the statute of limitations of various taxing authorities resulting in a net income tax benefit of approximately $2 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had approximately $1 million of accrued interest and penalties. As of September 30, 2007, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2004 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable impact on our results of operations.

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

Our accrued liabilities and our other assets include $10 million as of September 30, 2007 and $9 million as of December 31, 2006, of estimated future payments related to physician-related contractual commitments entered into during 2006 and 2007. Including all potential financial obligations pursuant to contractual guarantees outstanding as of September 30, 2007 (including commitments entered into prior to 2006) we have $26 million of potential future financial obligations of which $9 million are potential obligations during 2007, $11 million are potential obligations during 2008 and $6 million are potential obligations during 2009 and later.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been reflected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our results of operations or financial position.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended September 30, 2007 and 2006:

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,180,217	100.0%	$1,043,457	100.0%
Operating charges:
Salaries, wages and benefits	510,917	43.3%	459,099	44.0%
Other operating expenses	265,534	22.5%	211,875	20.3%
Supplies expense	162,342	13.8%	146,944	14.1%
Provision for doubtful accounts	110,451	9.4%	97,901	9.4%
Depreciation and amortization	46,548	3.9%	40,961	3.9%
Lease and rental expense	17,920	1.5%	16,184	1.6%
Hurricane related expenses, net	82	0.0%	4,172	0.4%
Hurricane insurance recoveries	—	—	(4,172)	-0.4%

Subtotal operating expenses	1,113,794	94.4%	972,964	93.2%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	66,423	5.6%	70,493	6.8%
Interest expense, net	12,881	1.1%	6,140	0.6%
Hurricane insurance recoveries in excess of expenses	—	—	(130,328)	-12.5%
Minority interests in earnings of consolidated entities	9,784	0.8%	14,948	1.4%

Income before income taxes	43,758	3.7%	179,733	17.2%
Provision for income taxes	14,756	1.3%	65,704	6.3%

Income from continuing operations	29,002	2.4%	114,029	10.9%
Loss from discontinued operations, net of income taxes	(148)	0.0%	(84)	0.0%

Net income	$28,854	2.4%	$113,945	10.9%

Net revenues increased 13% or $137 million to $1.18 billion during the three month period ended September 30, 2007 as compared to $1.04 billion during the comparable prior year quarter. The increase was attributable to:

•	a $78 million or 8% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$38 million of other combined increases in revenues resulting from the acute care facility and behavioral health care facilities acquired during 2006 and 2007, and;

•

$21 million of other combined net increases in revenues resulting primarily from the revenues earned during the third quarter of 2007 in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

Income before income taxes decreased $136 million to $44 million during the three months ended September 30, 2007 as compared to $180 million during the comparable quarter of the prior year. Included in our income before income taxes during the third quarter of 2007, as compared to the comparable prior year quarter, was the following:

•	a decrease of $124 million resulting from the hurricane insurance recoveries, in excess of expenses, recorded during the third quarter of 2006 ($130 million pre-minority interest), as discussed below;

•	a decrease of $11 million at our acute care facilities, as discussed below in Acute Care Hospital Services (exclusive of Hurricane related expenses and recoveries);

•	an increase of $3 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;

•	a decrease of $7 million due to an increase in interest expense, and;

•

an increase of $3 million resulting from other combined favorable changes, including the impact of a $5 million charge incurred during the third quarter of 2006 to record the aggregate present value of the future funding of a portion of a gift from our Chairman of the Board of Directors, Chief Executive Officer and President to The College of William and Mary (“W&M Funding”).

Net income decreased $85 million to $29 million during the three month period ended September 30, 2007, as compared to $114 million during the comparable prior year quarter. The decrease in net income during the third quarter of 2007, as compared to the comparable prior year quarter, resulted from the $136 million decrease in income before income taxes, as discussed above, partially offset by a $51 million reduction to our provision for income taxes.

The following table summarizes our results of operations, and is used in the discussion below, for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,556,794	100.0%	$3,125,419	100.0%
Operating charges:
Salaries, wages and benefits	1,520,489	42.7%	1,336,087	42.7%
Other operating expenses	748,979	21.1%	708,932	22.7%
Supplies expense	506,946	14.3%	400,271	12.8%
Provision for doubtful accounts	312,583	8.8%	260,090	8.3%
Depreciation and amortization	135,417	3.8%	120,360	3.9%
Lease and rental expense	50,701	1.4%	48,247	1.5%
Hurricane related expenses, net	707	0.0%	14,432	0.5%
Hurricane insurance recoveries	—	—	(14,432)	-0.5%

Subtotal operating expenses	3,275,822	92.1%	2,873,987	92.0%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	280,972	7.9%	251,432	8.0%
Interest expense, net	38,643	1.1%	23,362	0.7%
Hurricane insurance recoveries in excess of expenses	—	—	(167,359)	-5.4%
Minority interests in earnings of consolidated entities	32,651	0.9%	37,617	1.2%

Income before income taxes	209,678	5.9%	357,812	11.4%
Provision for income taxes	79,062	2.2%	132,420	4.2%

Income from continuing operations	130,616	3.7%	225,392	7.2%
Loss from discontinued operations, net of income taxes	(183)	0.0%	(104)	0.0%

Net income	$130,433	3.7%	$225,288	7.2%

Net revenues increased 14% or $431 million to $3.56 billion during the nine month period ended September 30, 2007 as compared to $3.13 billion during the comparable prior period. The increase was attributable to:

•	a $237 million or 8% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis;

•	$129 million of other combined increases in revenues resulting from the acute care facility and behavioral health care facilities acquired during 2006 and 2007, and;

•

$65 million of other combined net increases in revenues resulting primarily from the revenues earned during the first nine months of 2007 in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party.

Income before income taxes decreased $148 million to $210 million during the nine months ended September 30, 2007 as compared to $358 million during the comparable prior year period. Included in our income before income taxes during the first nine months of 2007, as compared to the comparable prior year period, was the following:

•

a decrease of $159 million resulting from the hurricane insurance recoveries, in excess of expenses, recorded during the first nine months of 2006 ($167 million pre-minority interest), as discussed below;

•

an increase of $9 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (exclusive of the $2 million favorable impact resulting from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned below);

•

an increase of $16 million (after minority interest) resulting from a reduction to our prior year reserves for professional and general liability self-insured claims, based upon the results of a third-party actuarial analysis;

•	a decrease of $15 million due to an increase in interest expense, and;

•	an increase of $1 million resulting from other combined favorable changes.

Net income decreased $95 million to $130 million during the nine month period ended September 30, 2007, as compared to $225 million during the comparable prior year period. The decrease in net income during the first nine months of 2007, as compared to the comparable prior year period, resulted from the $148 million decrease in income before income taxes, as discussed above, partially offset by a $53 million reduction to our provision for income taxes.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the period of January through June of 2007, we experienced an increase to supplies expense of approximately $56 million, an increase to salaries, wages and benefits expense of approximately $22 million and a decrease to other operating expense of approximately $82 million. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $4 million during the first six months of 2007. As a percentage of our consolidated net revenues for the nine month period ended September 30, 2007, as shown above, the transition of the pharmacy services increased supplies expense by 160 basis points, increased salaries, wages and benefits expense by 60 basis points and decreased other operating expenses by 230 basis points.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2007 and 2006 (dollar amounts in thousands):

Same Facility – Acute Care

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$824,730	100.0	$766,467	100.0	$2,497,094	100.0	$2,311,136	100.0

Salaries, wages and benefits	327,647	39.7	304,643	39.7	971,048	38.9	883,604	38.2
Other operating expenses	160,659	19.5	149,488	19.5	472,776	19.0	522,190	22.6
Supplies expense	137,325	16.7	129,332	16.9	432,935	17.3	348,700	15.1
Provision for doubtful accounts	95,512	11.6	92,912	12.1	278,337	11.1	244,579	10.6
Depreciation and amortization	37,408	4.5	33,614	4.4	108,577	4.3	98,082	4.2
Lease and rental	11,937	1.4	10,977	1.4	33,512	1.3	32,845	1.4

Subtotal operating expenses	770,488	93.4	720,966	94.1	2,297,185	92.0	2,130,000	92.2

Income before interest expense, minority interests and income taxes	54,242	6.6	45,501	5.9	199,909	8.0	181,136	7.8
Interest expense, net	981	0.1	492	0.1	2,350	0.1	985	0.0
Minority interests in earnings of consolidated entities	9,348	1.1	8,156	1.1	29,671	1.2	27,218	1.2

Income before income taxes	$43,913	5.3	$36,853	4.8	$167,888	6.7	$152,933	6.6

On a same facility basis during the three month period ended September 30, 2007, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $58 million or 8%. Income before income taxes increased $7 million or 19% to $44 million or 5.3% of net revenues during the third quarter of 2007 as compared to $37 million or 4.8% of net revenues during the comparable prior year quarter. On a same facility basis during the nine month period ended September 30, 2007, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $186 million or 8%. Income before income taxes increased $15 million or 10% to $168 million or 6.7% of net revenues during the first nine months of 2007 as compared to $153 million or 6.6% of net revenues during the comparable prior year period.

Inpatient admissions to these facilities increased 2.5% during the third quarter of 2007, as compared to the comparable 2006 quarter, while patient days increased 2.9%. The average length of patient stay at these facilities was 4.4 days during each of the three month periods ended September 30, 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 61% and 60% during the three month periods ended September 30, 2007 and 2006, respectively. Inpatient admissions to these facilities increased 3.1% during the nine months ended September 30, 2007, as compared to the comparable 2006 nine month period, while patient days increased 3.3%. The average length of patient stay at these facilities was 4.5 days and 4.4 days during the nine month periods ended September 30, 2007 and 2006, respectively. The occupancy rate, based on the average available beds at these facilities, was 63% during each of the nine month periods ended September 30, 2007 and 2006.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, as compared to the comparable periods of the prior years, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 3.0% and 3.1% during the three and nine month periods ended September 30, 2007, respectively, and net revenue per adjusted patient day increased 2.6% and 2.9% during the three and nine month periods ended September 30, 2007, respectively.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the period of January through June of 2007, our acute care facilities experienced an increase to supplies expense of approximately $56 million, an increase to salaries, wages and benefits expense of approximately $22 million and a decrease to other operating expense of approximately $82 million. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $4 million during the period of January through June of 2007. As a percentage of our same facility acute care net revenues for the nine month period ended September 30, 2007, as shown above, the transition of the pharmacy services increased supplies expense by 220 basis points, increased salaries, wages and benefits expense by 90 basis points and decreased other operating expenses by 330 basis points.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $149 million and $99 million during the three month periods ended September 30, 2007 and 2006, respectively, and $418 million and $326 million during the nine month periods ended September 30, 2007 and 2006, respectively.

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in late June, 2006. The financial results for the Edinburg Children’s Hospital and South Texas Behavioral Health Center are included in the same facility financial results presented above. Although we experienced significant declines in inpatient volumes in this market during 2005 and 2004, patient volumes at these facilities stabilized during 2006 and during the first nine months of 2007 as we experienced a 2.5% and 5.5% increase in combined inpatient admissions during the three and nine months periods ended September 30, 2007, respectively. Combined patient days at these facilities decreased 0.9% during the three months ended September 30, 2007 and increased 5.8% during the nine months ended September 30, 2007 as compared to the comparable prior year periods. The increase in the combined inpatient admissions during the three and nine month periods of 2007 resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center during 2006.

Combined income before income taxes at the facilities in this market decreased $1 million during the third quarter of 2007, as compared to the comparable quarter of the prior year, and decreased $6 million during the first nine months of 2007 as compared to the comparable prior year nine month period. Unfavorably impacting the results of these facilities during the three and nine months ended September 30, 2007 were charges of $4 million and $8 million, respectively, representing the reserving of the prior year portion of Texas Medicaid supplemental payments. As part of CMS routine retroactive review of new Medicaid state plan amendment (“SPA”) that pertains to the Medicaid supplemental payment programs for this county, CMS has indicated that certain Inter-Governmental Transfers (“IGTs”) related to this retroactive SPA approval may be ineligible for federal matching dollars which were used to fund the programs. In the anticipation of a possible CMS retroactive IGT ineligibility determination, the above-mentioned reserves were established to reserve for potential CMS action related to 2005 and 2006 Medicaid supplemental payments.

A continuation of increased provider competition in this market, as well as additional capacity under construction by us and others (including newly constructed capacity at the physician owned hospital that opened during October, 2007), could result in additional erosion of the net revenues and financial operating results of our acute care facilities in this market. We expect the competitive pressures in the market to continue and potentially intensify when additional capacity is added to the market in future periods by our competitors.

The operating factors mentioned above have resulted in a certain degree of volatility in our income from continuing operations. Although we have undertaken actions with respect to physician recruitment and other measures as mentioned above in the McAllen/Edinburg market, the ultimate impact and timing of potential improvements in the operating results of the facilities in the market are beyond our ability to predict. A continuation of the unfavorable operating results experienced in this market and/or a continuation of the increased level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during the three and nine months ended September 30, 2007 and 2006. Included in these results, in addition to the same facility results shown above, is: (i) the financial results for the three and nine months ended September 30, 2007 for the Texoma Healthcare System that was acquired as of January 1, 2007; (ii) the prior period effect of a favorable adjustment to reduce our reserves for professional and general liability self-insured claims (as discussed below); (iii) the net hurricane related expenses and insurance recoveries; (iv) the prior year portion of recording or reserving of Medicaid supplemental payments and cost reports settlements, and; (v) the write-down of the carrying-value of an investment in a joint-venture (dollar amounts in thousands).

All Acute Care Facilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$863,206	100.0	$777,632	100.0	$2,609,743	100.0	$2,323,560	100.0

Salaries, wages and benefits	347,082	40.2	304,643	39.2	1,027,169	39.3	883,604	38.0
Other operating expenses	172,042	19.9	149,488	19.2	482,278	18.5	522,220	22.5
Supplies expense	143,093	16.6	129,332	16.6	450,600	17.3	348,700	15.0
Provision for doubtful accounts	102,764	11.9	92,912	11.9	291,584	11.2	244,579	10.5
Depreciation and amortization	38,633	4.5	33,614	4.3	111,850	4.3	98,082	4.2
Lease and rental	12,654	1.5	11,073	1.4	35,490	1.4	33,769	1.5
Hurricane related expenses	(209)	0.0	4,172	0.5	(48)	0.0	14,432	0.6
Hurricane insurance recoveries	—	—	(4,172)	-.05	—	—	(14,432)	-0.6

Subtotal operating expenses	816,059	94.5	721,062	92.7	2,398,923	91.9	2,130,954	91.7

Income before interest expense, hurricane recoveries in excess of expenses, minority interest and income taxes	47,147	5.5	56,570	7.3	210,820	8.1	192,606	8.3
Interest expense, net	1,056	0.1	492	0.1	2,583	0.1	985	0.0
Minority interests in earnings of consolidated entities	9,051	1.0	14,712	1.9	30,464	1.2	36,160	1.6
Hurricane recoveries in excess of expenses	—	—	(130,328)	-16.8	—	—	(167,359)	-7.2

Income before income taxes	$37,040	4.3	$171,694	22.1	$177,773	6.8	$322,820	13.9

During the three months ended September 30, 2007, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased 11% or $86 million. The increase in net revenues was primarily attributable to:

•	a $58 million increase at same facility revenues, as discussed above, and;

•	$28 million of other combined net increases, including $44 million of revenues generated during the third quarter of 2007 by the Texoma Healthcare System which was acquired as of January 1, 2007.

Income before income taxes decreased $135 million during the third quarter of 2007 as compared to the comparable quarter of 2006. Included in income before income taxes at our acute care hospitals during the third quarter of 2007, as compared to the comparable prior year quarter, was the following:

•	an increase of $7 million at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $124 million from the change in hurricane insurance recoveries in excess of expenses recorded during each quarter due to the insurance recoveries, in excess of expenses, recorded during the third quarter of 2006 ($130 million pre-minority interest), as discussed below in Impact of Hurricane Katrina;

•	a $17 million decrease resulting from the unfavorable change in the prior period effect of the recording or reserving of Medicaid supplemental payments and cost report settlements;

•	a $3 million decrease due to the write-down of the carrying-value of an investment in a joint-venture, and;

•	$2 million of other combined favorable changes resulting primarily from the pre-tax income generated during the third quarter of 2007 by the Texoma Healthcare System.

During the nine months ended September 30, 2007, as compared to the comparable prior year period, net revenues at our acute care hospitals increased 12% or $286 million. The increase in net revenues was primarily attributable to:

•	a $186 million increase at same facility revenues, as discussed above, and;

•	a $100 million of other combined net increases, including $119 million of revenues generated during the nine months of 2007 by the Texoma Healthcare System.

Income before income taxes decreased $145 million during the first nine months of 2007 as compared to the comparable nine month period of 2006. Included in income before income taxes at our acute care hospitals during the first nine months of 2007, as compared to the comparable prior year period, was the following:

•	an increase of $15 million at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $159 million from the change in hurricane insurance recoveries, in excess of expenses, recorded during each period due to $158 million of insurance recoveries, in excess of expenses, recorded during the nine months ended September 30, 2006 ($167 million pre-minority interest), as discussed below in Impact of Hurricane Katrina;

•

an increase of $15 million (after minority interest) representing the portion of the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed below, attributable to our acute care facilities;

•	a $19 million decrease resulting from the unfavorable change in the prior period effect of the recording or reserving of Medicaid supplemental payments and cost report settlements;

•	a $3 million decrease due to the write-down of the carrying-value of an investment in a joint-venture, and;

•	$6 million of other combined favorable changes resulting primarily from the pre-tax income generated during the first nine months of 2007 by the Texoma Healthcare System.

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

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2007 and 2006 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$274,370	100.0	$254,170	100.0	$818,774	100.0	$767,412	100.0
Salaries, wages and benefits	137,078	50.0	128,094	50.4	404,919	49.5	381,799	49.8
Other operating expenses	52,662	19.2	48,120	18.9	153,244	18.7	143,307	18.7
Supplies expense	16,218	5.9	15,447	6.1	47,399	5.8	45,193	5.9
Provision for doubtful accounts	6,935	2.5	5,061	2.0	19,096	2.3	15,180	2.0
Depreciation and amortization	6,607	2.4	5,570	2.2	18,267	2.2	16,851	2.2
Lease and rental	4,047	1.5	4,293	1.7	12,058	1.5	11,877	1.5

Subtotal operating expenses	223,547	81.5	206,585	81.3	654,983	80.0	614,207	80.0

Income before interest expense, minority interests and income taxes	50,823	18.5	47,585	18.7	163,791	20.0	153,205	20.0
Interest expense, net	45	0.0	51	0.0	154	0.0	198	0.0
Minority interests in earnings of consolidated entities	(1,256)	-0.5	(208)	-0.1	(935)	-0.1	(529)	0.0

Income before income taxes	$52,034	19.0	$47,742	18.8	$164,572	20.1	$153,536	20.0

On a same facility basis during the third quarter of 2007, as compared to the comparable 2006 quarter, net revenues at our behavioral health care facilities increased 8% or $20 million. Income before income taxes increased $4 million or 9% to $52 million or 19.0% of net revenues during the three months ended September 30, 2007, as compared to $48 million or 18.8% of net revenues during the comparable prior year quarter. On a same facility basis during the first nine months of 2007, as compared to the comparable 2006 nine month period, net revenues at our behavioral health care facilities increased 7% or $51 million. Income before income taxes increased $11 million or 7% to $165 million or 20.1% of net revenues during the nine months ended September 30, 2007, as compared to $154 million or 20.0% of net revenues during the comparable prior year period.

Inpatient admissions to these facilities increased 3.4% during the third quarter of 2007, as compared to the comparable 2006 quarter, while patient days increased 4.7%. The average length of patient stay at these facilities was 16.8 days and 16.6 days during the quarters ended September 30, 2007 and 2006, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 77% during the three months ended September 30, 2007 and 2006, respectively. Inpatient admissions to these facilities increased 3.3% during the nine months ended September 30, 2007, as compared to the comparable 2006 nine month period, while patient days increased 3.9%. The average length of patient stay at these facilities was 16.6 days and 16.5 days during the nine months ended September 30, 2007 and 2006, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% and 79% during the nine months ended September 30, 2007 and 2006, respectively.

On a same facility basis, as compared to the comparable prior year periods, net revenue per adjusted admission at these facilities increased 5.1% and 3.3% during the three and nine months ended September 30, 2007, respectively, and net revenue per adjusted patient day increased 3.7% and 2.7% during the three and nine months ended September 30, 2007, respectively.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired or recently opened facilities, for the three and nine months ended September 30, 2007 and 2006 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	%	2006	%	2007	%	2006	%
Net revenues	$285,013	100.0	$254,170	100.0	$847,578	100.0	$767,416	100.0
Salaries, wages and benefits	143,734	50.4	128,205	50.4	423,477	50.0	382,153	49.8
Other operating expenses	55,920	19.6	48,273	19.0	159,100	18.8	143,752	18.7
Supplies expense	17,053	6.0	15,450	6.1	49,891	5.9	45,352	5.9
Provision for doubtful accounts	7,320	2.6	5,061	2.0	20,083	2.4	15,180	2.0
Depreciation and amortization	7,314	2.6	5,570	2.2	20,372	2.4	16,851	2.2
Lease and rental	4,160	1.5	4,293	1.7	12,272	1.4	11,882	1.5

Subtotal operating expenses	235,501	82.6	206,852	81.4	685,195	80.8	615,170	80.2

Income before interest expense, minority interests and income taxes	49,512	17.4	47,318	18.6	162,383	19.2	152,246	19.8
Interest expense, net	98	0.0	51	0.0	315	0.0	198	0.0
Minority interests in earnings of consolidated entities	(1,256)	-0.4	(208)	-0.1	(935)	-0.1	(529)	-0.1

Income before income taxes	$50,670	17.8	$47,475	18.7	$163,003	19.2	$152,577	19.9

During the third quarter of 2007, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 12% or $31 million. The increase in net revenues was attributable to

•	a $20 million increase in same facility revenues, as discussed above, and;

•	$11 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $3 million or 7% to $51 million or 17.8% of net revenues during the third quarter of 2007, as compared to $48 million or 18.7% of net revenues during the third quarter of 2006. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $4 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	a decrease of $1 million resulting from the combined losses, net of income, generated at recently acquired or opened facilities.

During the nine months ended September 30, 2007, as compared to the comparable prior year nine month period, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 10% or $80 million. The increase in net revenues was attributable to

•	a $51 million increase in same facility revenues, as discussed above, and;

•	$29 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $10 million or 7% to $163 million or 19.2% of net revenues during the first nine months of 2007, as compared to $153 million or 19.9% of net revenues during the nine months ended September 30, 2006. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $11 million increase at our behavioral health facilities owned for more than a year, as discussed above;

•

an increase of $2 million representing the portion of the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed above, attributable to our behavioral health facilities, and;

•	a decrease of $3 million resulting from the combined losses, net of income, generated at facilities recently acquired or opened.

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

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the three month and nine month periods ended September 30, 2007 and 2006 (excludes sources of revenues for all periods presented for divested facilities which reflected as discontinued operations in our Consolidated Financial Statements). Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated. The tables below exclude sources of revenue for all periods presented for divested facilities, which are reflected as discontinued operations in our Consolidated Financial Statements.

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Third Party Payors:
Medicare	24%	25%	24%	25%
Medicaid	15%	14%	13%	12%
Managed Care (HMO and PPOs)	44%	41%	44%	42%
Other Sources	17%	20%	19%	21%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Third Party Payors:
Medicare	26%	27%	27%	29%
Medicaid	11%	11%	8%	8%
Managed Care (HMO and PPOs)	45%	41%	45%	41%
Other Sources	18%	21%	20%	22%

Total	100%	100%	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Third Party Payors:
Medicare	16%	16%	15%	15%
Medicaid	26%	25%	25%	24%
Managed Care (HMO and PPOs)	40%	42%	41%	43%
Other Sources	18%	17%	19%	18%

Total	100%	100%	100%	100%

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

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and will scale back cuts in hospital reimbursement that CMS was set to impose under the final rule for the inpatient hospital prospective payment system (“IPPS”) for federal fiscal year (“FFY”) 2008. CMS planned on reducing the standardized amount by 1.2% in FFY2008 and 1.8% in FFY2009 to account for expected changes in coding practices by hospitals as CMS implemented a new Medicare-Severity Diagnosis Related Group (“MS-DRG”) system for inpatient hospitals. The new law cuts these reductions by 0.6% in FFY2008 and 0.9% in FFY2009.

We continue to evaluate this final rule and are therefore not yet able to determine the ultimate impact on our acute care hospitals’ Medicare reimbursements. However, we estimate that, including the wage index changes and outlier impact, our overall Medicare rate increase will be approximately 2.5% to 3.0%.

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

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare inpatient PPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number patients with these specific medical conditions, often referred to as the “75 Percent Rule.” Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. The IRF qualifying thresholds are 65% in 2007 and 75% in 2008.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In connection with this program, we earned revenues of $4 million and $8 million during the three months ended September 30, 2007 and 2006, respectively, and $14 million during each of the nine months ended September 30, 2007 and 2006. During the remainder of 2007, covering a portion of the SFY2008 (covering the period of October 1, 2007 to December 31, 2007), our estimated revenues earned pursuant to this program may be approximately $4 million, which is contingent on the ability of the local hospital district to make Inter-Governmental transfers (“IGTs”) to the state of Texas. At this time, we believe the hospital district will fund the IGTs at a level in SFY2008 that is comparable to the SFY2007 funding.

On July 27, 2006, CMS retroactively approved to June 11, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program was subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In connection with this program, we earned revenues of $4 million and $1 million during the three months ended September 30, 2007 and 2006, respectively, and $9 million and $1 million during the nine months ended September 30, 2007 and 2006, respectively.

As part of CMS routine retroactive review of new Medicaid state plan amendment (“SPA”) that pertains to the Medicaid supplemental payment programs for Hidalgo and Webb counties, CMS has indicated that certain IGTs related to this retroactive SPA approval may be ineligible for federal matching dollars which were used to fund the programs. In the anticipation of a possible CMS retroactive IGT ineligibility determination, we established a reserve for potential CMS action related to 2005 and 2006 Medicaid supplemental payments ($6 million reserved during the three months ended September 30, 2007 and $10 million during the nine months ended September 30, 2007).

In October, 2007, we were notified by the Texas Health and Human Services Commission (“HHSC”) that CMS deferred approximately 25% of the federal financial participation (“FFP”) on Medicaid supplemental payments made to private hospitals during the second calendar quarter of 2007 pursuant to two SPAs approved by CMS in July and September of 2006. This deferral applies to our acute care hospitals that operate in Hildalgo, Maverick and Webb counties. During this deferral period, the HHSC will provide information to CMS in response to their concerns that a certain amount of the state’s expenditures claimed for FFP were not allowable according to federal regulations. We are unable to predict the CMS final decision regarding whether any state expenditures will be deemed allowable for FFP. The CMS decision on this FFP will likely occur in late 2007 or early 2008. Should the current programs remain in effect, we estimate that our hospitals in these counties will be entitled to reimbursements of approximately $7 million annually.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2008 fiscal years (covering the period of September 1, 2007 through August 31, 2008 for Texas and October 1, 2007 through September 30, 2008 for South Carolina). Included in our financial results was an aggregate of $13 million and $16 million during the three months ended September 30, 2007 and 2006, respectively, and $38 million and $36 million during the nine months ended September 30, 2007 and 2006, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $9 million during each of the three month periods ended September 30, 2007 and 2006 and $26 million and $25 million during the nine month periods ended September 30, 2007 and 2006, respectively. During the three and nine month periods ended September 30, 2007, we earned revenues of $21 million and $66 million, respectively, in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party. Combined income before income taxes earned in connection with the revenues mentioned above was $2 million and $1 million during the three months ended September 30, 2007 and 2006, respectively, and $7 million and $4 million during the nine months ended September 30, 2007 and 2006, respectively.

Interest expense was $13 million and $6 million during the three months ended September 30, 2007 and 2006, respectively, and $39 million and $23 million during the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense during the three and nine month periods of 2007, as compared to the comparable prior year periods, was primarily due to an increase in the average outstanding borrowings.

The effective tax rate was 33.7% and 36.6% during the three month periods ended September 30, 2007 and 2006, respectively, and 37.7% and 37.0% during the nine month periods ended September 30, 2007 and 2006, respectively. The effective tax rates during the three and nine months ended September 30, 2007 and 2006 were favorably impacted by favorable adjustments of $2 million during the 2007 periods and $3 million during the 2006 period resulting from the reductions to reserves due to the expiration of statute of limitations in various tax jurisdictions. The effective tax rates for the 2007 periods were unfavorably impacted by an increase in the effective state income tax rate. The effective tax rate during the three and nine months ended September 30, 2006 were unfavorably impacted by the non-deductible $5 million charge incurred during the third quarter of 2006 in connection with the W&M Funding.

Discontinued Operations

The following table shows the combined results of operations for the facilities reflected as discontinued operations on our consolidated statements of income for the three and nine month periods ended September 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (loss) from discontinued operations, net of income taxes	2007	2006	2007	2006
Net revenues	$9	$31	$32	192
Loss from operations	(240)	(133)	(296)	(165)
Income tax benefit	92	49	113	61

Loss from discontinued operations, net of income taxes	$(148)	$(84)	$(183)	$(104)

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

Chalmette Medical Center — located in Chalmette, Louisiana consisting Chalmette Medical Center (“Chalmette”), a two-story, 138-bed acute-care facility, which has been razed, and Virtue Street Pavilion, a one-story, 57-bed facility providing physical rehabilitation, skilled nursing and inpatient behavioral health services.

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

Included in our financial results for the three and nine months ended September 30, 2007, were pre-tax hurricane related expenses of $82,000 and $707,000, respectively.

Included in our financial results was a pre-tax charge of $4 million during the three months ended September 30, 2006 and $13 million ($14 million pre-minority interest) during the nine months ended September 30, 2006, consisting primarily of expenses incurred in connection with remediation of the hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration. Also included in our 2006 financial results were pre-tax hurricane related insurance recoveries of $127 million ($135 million pre-minority interest) during the three months ended September 30, 2006 and $171 million ($182 pre-minority interest) during the nine months ended September 30, 2006.

Professional and General Liability Claims and Property Insurance

As of September 30, 2007, the total accrual for our professional and general liability claims was $259 million ($257 million net of expected recoveries), of which $32 million is included in current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries), of which $32 million is included in current liabilities. Included in other assets was $2 million as of September 30, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with professional and general liability claims payments related to a former commercial insurer which was placed in receivership during 2002. During the second quarter of 2007, based upon the results of a third-party actuarial analysis, we recorded an $18 million reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty.

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

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $323 million during the nine months ended September 30, 2007 and $250 million during the nine month period of the prior year. The $73 million net increase was primarily attributable to the following:

•

a favorable net change of $27 million due to: (i) a favorable $45 million change due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets, hurricane insurance recoveries and hurricane related expenses), and; (ii) an unfavorable $18 million change in accrued insurance expense, net of commercial premiums paid, resulting primarily from the previously mentioned $18 million reduction to our prior year reserves for professional and general liability self-insured claims recorded during the second quarter of 2007;

•

a favorable change of $68 million in accounts receivable, which includes: (i) the favorable change resulting from the collection during 2007 of $45 million of Texas upper payment limit and disproportionate share hospital receivables outstanding as of December 31, 2006; (ii) the favorable change resulting from $39 million of receivables outstanding as of September 30, 2006, which were collected during the fourth quarter of 2006, in connection with Medicare payments that were temporarily suspended by CMS in late September, 2006 and $16 million related to Texas supplemental Medicaid reimbursements; (iii) a $14 million unfavorable change in the combined accounts receivable at our four acute care hospitals located in Las Vegas, Nevada due primarily to an increase in patient volumes and net revenues during the first nine months of 2007, as compared to the comparable period in 2006; (iv) a $4 million unfavorable change due to the increase in construction contract receivables recorded in connection with our management of a newly constructed acute care facility for an unaffiliated third-party, and; (v) $2 million of other combined favorable changes;

•

an unfavorable change of $43 million in accrued and deferred income taxes due primarily to the nine months of 2006 being favorably impacted by postponement payment relief granted by the Internal Revenue Service for companies that owned Hurricane Katrina-affected businesses in the most severely damaged parishes of Louisiana. This IRS granted postponement resulted in the deferral of income taxes originally scheduled to be paid during the first nine months of 2006, to October of 2006;

•	a favorable change of $39 million in other working capital accounts due primarily to the timing of certain accrued payroll and accounts payable disbursements that were funded in October of 2007, and;

•	$18 million of other combined net unfavorable changes.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the nine month period. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 48 days at September 30, 2007 and 51 days at September 30, 2006.

Net cash provided by/used in investing activities

During the nine month period ended September 30, 2007, we used $376 million of net cash in investing activities as compared to $134 million of net cash used in investing activities during the nine months ended September 30, 2006.

During the first nine months of 2007, we used $376 million of net cash in investing activities as follows:

•

spent $263 million to finance capital expenditures at our facilities, including construction costs related to a new 170-bed acute care hospital in Las Vegas, Nevada that is scheduled to be completed and opened in early 2008, a new 171-bed acute care hospital located in Palmdale, California that is scheduled to be completed and opened in 2009, a newly constructed replacement behavioral health care facility located in Chicago, Illinois that was completed and opened during the third quarter of 2007 and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that was completed and opened during the second quarter of 2007;

•

spent $103 million to acquire: (i) certain assets of Texoma Healthcare System located in Texas, including a 234-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation; (ii) the previously leased, real property assets of a behavioral health facility located in Ohio; (iii) the acquisition of a 52-bed behavioral health facility located in Dover, Delaware; (iv) a 97-bed behavioral health facility located in Pennsylvania, and; (v) a 78-bed behavioral health facility located in Utah;

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

During the first nine months of 2006, we used $134 million of net cash in investing activities as follows:

•

spent $233 million to finance capital expenditures at our facilities, including construction costs related to a new 170-bed acute care hospital in Las Vegas, Nevada, a new 104-bed replacement acute care hospital in Eagle Pass, Texas that has been completed and opened, a new 120-bed children’s hospital in Edinburg, Texas that has been completed and opened, a new 134-bed replacement behavioral health care facility in McAllen, Texas that has been completed and opened and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that was completed and opened during the second quarter of 2007;

•

spent $46 million to acquire the: (i) assets of two closed behavioral health care facilities located in Florida and Georgia which are being renovated and are scheduled to open during 2007; (ii) acquire a 128-bed behavioral health facility in Utah; (iii) acquire the assets of an 86-bed behavioral health facility in Colorado which is being renovated and is expected to open in 2007, and; (iv) acquire a medical office building in Nevada, and;

•

received $189 million of hurricane related insurance proceeds from damaged sustained from Hurricane Katrina of which $145 million is included in net cash provided by (used in) investing activities and the remaining $44 million is included in net cash provided by operating activities.

2007 Expected Capital Expenditures:

During the fourth quarter of 2007, we expect to spend approximately $100 million to $110 million on capital expenditures, including expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below

Net cash provided by/used in financing activities

During the nine month period ended September 30, 2007, we generated $52 million of net cash provided by financing activities as compared to $109 million of net cash used in financing activities during the comparable nine month period of 2006.

During the first nine months of 2007, we generated $52 million of net cash provided by financing activities as follows:

•	generated $170 million of proceeds generated from borrowings pursuant to our $200 million accounts receivable securitization program that we entered into during the third quarter of 2007;

•	spent $104 million for net debt repayments consisting primarily of repayments pursuant to our $800 million revolving credit facility;

•	spent approximately $14 million to repurchase 279,611 shares of our Class B Common Stock;

•	spent $13 million to pay quarterly cash dividends of $.08 per share;

•

received $12 million of capital contributions from minority members consisting primarily of capital contributions received from a third-party for their share of costs related to an acute care facility currently under construction in Las Vegas, and;

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

•

spent $142 million of net debt repayments consisting primarily of $100 million of repayments under our revolving credit facility and $31 million of repayments resulting for the redemption of a portion of our outstanding convertible debentures that were due in 2020 prior to our exercise of our call option in June of 2006;

•	spent approximately $220 million to repurchase approximately 4.2 million shares of our Class B Common Stock;

•	spent $13 million to pay quarterly cash dividends of $.08 per share;

•	received $12 million of capital contributions from a third-party minority member for their share of costs related to an acute care facility currently under construction in Las Vegas, and;

•	generated $5 million of net cash from other financing activities.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from

$650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2007, the applicable margin over the LIBOR rate was .50% and the commitment fee was .125%. There are no compensating balance requirements. As of September 30, 2007, we had $253 million of borrowings outstanding under our revolving credit agreement and $47 million of outstanding letters of credit. As of September 30, 2007, we had $500 million of available borrowing capacity pursuant to the terms of our Credit Agreement.

In August of 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient accounts receivable for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to June 30, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our condensed consolidated balance sheet. As of September 30, 2007, there were $170 million of borrowings outstanding pursuant to this program.

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

Our total debt as a percentage of total capitalization was 37% at September 30, 2007 and 37% at December 31, 2006. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2007.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2007, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of September 30, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2007 totaled $79 million consisting of: (i) $74 million related to our self-insurance programs; (ii) $4 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2007. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

As of September 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act of compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena related to the South Texas Health System. On March 9, 2007, an additional subpoena was served upon us by the OIG requesting documents concerning the Medicare cost reports for the South Texas Health System affiliates. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees.

Over the last several weeks, at our request, our legal representatives have met with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. Our representatives have been advised that the government is continuing its investigations. We believe that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. We believe that the government is also focusing its investigation to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. We are in the process of investigating these matters and are cooperating with the investigations and intend to respond to the matters raised with us. We are unable to evaluate the existence or extent of any potential financial exposure in connection with this matter at this time.

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

Lasko-Hoellinger, et al, v. UHS of Delaware, Inc. et al, and other related matter:

On November 1, 2005, our management company and several of our facilities located in California, including Inland Valley Medical Center, Rancho Springs Medical Center, Del Amo Hospital and Corona Regional Medical Center (“Hospitals”) were named as defendants in a wage and hour lawsuit filed in Los Angeles Superior Court under the caption Lasko-Hoellinger, et al v. UHS of Delaware, Inc., et al. Del Amo Hospital was subsequently dismissed from the case. While two of the four original plaintiffs in that case voluntarily requested that they be dismissed as plaintiffs from that lawsuit, the remaining two plaintiffs sought to have the matter certified as a class action. The remaining plaintiffs alleged, among other things, that they were entitled to recover damages from the Hospitals for missed breaks and other alleged violations of various California Labor Code sections and applicable wage orders for a period of at least one year prior to the filing of the case. During 2006, we recorded an estimated $10 million pre-tax provision in connection with this and another related matter ($2 million during the first quarter of 2006 and $8 million during the fourth quarter of 2006). During the third quarter of 2007, this case and the related matter were settled for a combined total of $10.4 million.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds

On July 20, 2006, we announced that our Board of Directors authorized us to repurchase an additional 5 million shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 221,546 shares at an average price of $49.95 per share or $11.1 million in the aggregate during the third quarter of 2007, and 222,357 shares at an average price of $50.00 or $11.1 million in the aggregate during the nine month period ended September 30, 2007. As of September 30, 2007, the number of shares available for purchase was 1,796,554 shares. There is no expiration date for our stock repurchase program.

2007 period	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
July, 2007	1,802	$0.01	120	$57.85	$7	2,017,980
August, 2007	207,086	$0.01	205,743	$49.61	$10,206	1,812,237
September, 2007	15,683	—	15,683	$54.42	$853	1,796,554

Total July through September	224,571	$0.01	221,546	$49.95	$11,066	1,796,554

(a.)	Includes 3,025 restricted shares that were forfeited by former employees pursuant to the terms of the restricted stock purchase plan.

Dividends

During the quarter ended September 30, 2007, we declared and paid dividends of $.08 per share.

Item 6.	Exhibits

(a) Exhibits:

10.1	Credit and Security Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.2	Form of Receivables Sale Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.3	Form of Performance Undertaking, dated as of August 31, 2007, previously filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 6, 2007 is incorporated herein by reference.

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2007	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Credit and Security Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.2	Form of Receivables Sale Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.3	Form of Performance Undertaking, dated as of August 31, 2007, previously filed as Exhibit 10.3 to our Current Report on Form 8-K dated September 6, 2007 is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002