Form 10-K
period 2007-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2008-02-28
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☒          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 or The Exchange Act (check one):

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

The aggregate market value of voting stock held by non-affiliates at June 29, 2007 was $3.05 billion (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2008, were 3,328,404, 48,066,805, 335,800 and 22,609, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2007 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2007. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2008, we owned and/or operated or had under construction, 31 acute care hospitals (including 1 new facility currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 113 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74%, 75% and 79% of our consolidated net revenues in 2007, 2006 and 2005, respectively. Net revenues from our behavioral health care facilities accounted for 24%, 25% and 21% of consolidated net revenues in 2007, 2006 and 2005, respectively. Approximately 2% of our 2007 consolidated net revenues were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008.

Services provided by our hospitals include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

We are a Delaware corporation that was organized in 1979. Our principal executive offices are located at Universal Corporate Center, 367 South Gulph Road, P.O. Box 61558, King of Prussia, PA 19406. Our telephone number is (610) 768-3300.

Available Information

Our website is located at http://www.uhsinc.com. Copies of our annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available free of charge on our website. The information posted on our website is not incorporated into this Annual Report. Our Board of Directors’ committee charters (Audit Committee, Compensation Committee and Nominating & Governance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers and Corporate Governance Guidelines are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2007. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

2007 Acquisition and Divestiture Activities

Acquisitions of Businesses:

During 2007, we spent $102 million on the acquisition of businesses and real property, including the following:

•

the acquisition of certain assets of Texoma Healthcare System located in Texas, including a 153-bed acute care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation;

•	the acquisition of previously leased real property assets of a behavioral health facility located in Ohio;

•	the acquisition of a 52-bed behavioral health facility located in Delaware;

•	the acquisition of a 102-bed behavioral health facility located in Pennsylvania, and;

•	the acquisition of a 78-bed behavioral health facility located in Utah.

In connection with our January, 2007 acquisition of certain assets of Texoma Healthcare System, we are committed to build a 220-bed replacement acute-care facility in Denison, Texas, within three years of the closing date. As of December 31, 2007, we have spent $9 million in connection with construction of this replacement facility which we expect to cost approximately $138 million.

Also during 2007, we spent $15 million to acquire the remaining 10% minority ownership interest in a limited liability company (“LLC”) that owns Methodist Hospital and Lakeland Medical Pavilion located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina. Pursuant to the terms of the LLC agreement, the third-party, minority member had certain “put rights” which they elected to exercise thereby requiring us to purchase their ownership interest at the minority member’s initial contribution in each facility.

Divestitures:

During 2007, we received $7 million of combined cash proceeds in connection with the sales of vacant property located in Texas and Kentucky.

Hospital Utilization

We believe that the most important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the health care needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that affect utilization include general and local economic conditions, market penetration of managed care programs, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry is being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. We are unable to predict the extent to which these industry trends will continue or accelerate. In addition, hospital operations are subject to certain seasonal fluctuations, such as higher patient volumes and net patient service revenues in the first and fourth quarters of the year.

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture.

	2007	2006	2005	2004	2003
Average Licensed Beds:
Acute Care Hospitals—U.S. & Puerto Rico (1)	5,962	5,617	5,707	6,496	5,804
Behavioral Health Centers	7,348	6,607	4,849	4,225	3,894
Acute Care Hospitals—France (2)	—	—	667	1,588	1,433
Average Available Beds (3):
Acute Care Hospitals—U.S. & Puerto Rico (1)	5,110	4,783	5,110	5,592	4,955
Behavioral Health Centers	7,315	6,540	4,766	4,145	3,762
Acute Care Hospitals—France (2)	—	—	662	1,588	1,433
Admissions:
Acute Care Hospitals—U.S. & Puerto Rico (1)	262,147	246,429	261,402	286,630	266,207
Behavioral Health Centers	119,730	111,490	102,683	94,743	87,688
Acute Care Hospitals—France (2)	—	—	37,262	94,536	82,364
Average Length of Stay (Days):
Acute Care Hospitals—U.S. & Puerto Rico (1)	4.5	4.4	4.5	4.7	4.7
Behavioral Health Centers	16.8	16.6	14.1	13.0	12.2
Acute Care Hospitals—France (2)	—	—	4.6	4.7	5.0
Patient Days (4):
Acute Care Hospitals—U.S. & Puerto Rico (1)	1,172,130	1,095,375	1,179,894	1,342,242	1,247,882
Behavioral Health Centers	2,007,119	1,855,306	1,446,260	1,234,152	1,067,200
Acute Care Hospitals—France (2)	—	—	172,084	442,825	409,860
Occupancy Rate—Licensed Beds (5):
Acute Care Hospitals—U.S. & Puerto Rico (1)	54%	53%	57%	56%	59%
Behavioral Health Centers	75%	77%	82%	80%	75%
Acute Care Hospitals—France (2)	—	—	71%	76%	78%
Occupancy Rate—Available Beds (5):
Acute Care Hospitals—U.S. & Puerto Rico (1)	58%	63%	63%	66%	69%
Behavioral Health Centers	75%	78%	83%	81%	78%
Acute Care Hospitals—France (2)	—	—	71%	76%	78%

(1)	The acute care facilities located in Puerto Rico were divested by us during the first quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
(2)	The facilities located in France were divested by us during the second quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
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

Sources of Revenue

We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. See Item 7. Management’s Discussion and Analysis of Operations and Financial Condition—Sources of Revenue for additional disclosure. Other information related to our revenues, income and other operating information for each reporting segment of our business is provided in Note 11 to our Consolidated Financial Statements, Segment Reporting.

Regulation and Other Factors

Overview:    The healthcare industry is subject to numerous laws, regulations and rules including among others those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact on us.

Licensing, Certification and Accreditation:    All of our hospitals are subject to compliance with various federal, state and local statutes and regulations and receive periodic inspection by state licensing agencies to review standards of medical care, equipment and cleanliness. Our hospitals must also comply with the conditions of participation and licensing requirements of federal, state and local health agencies, as well as the requirements of municipal building codes, health codes and local fire departments. Various other licenses and permits are also required in order to dispense narcotics, operate pharmacies, handle radioactive materials and operate certain equipment.

All our eligible hospitals have been accredited by the Joint Commission. All of our acute care hospitals and most of our behavioral health centers are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities.

If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payors. We believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

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

Utilization Review:    Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to ensure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations (“PROs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group (“DRG”) classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to HHS that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. We have contracted with PROs in each state where we do business to perform the required reviews.

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

The anti-kickback statute contains certain exceptions, and the Office of the Inspector General of the Department of Health and Human Services (“OIG”) has issued regulations that provide for “safe harbors,” from the federal anti-kickback statute for various activities. These activities, which must meet certain requirements, include (but are not limited to) the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, donation of technology for electronic health records and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti-kickback statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

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

Similar State Laws:    Many of the states in which we operate have adopted laws that prohibit payments to physicians in exchange for referrals similar to the anti-kickback statute and the Stark Law, some of which apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties as well as loss of licensure. In many instances, the state statutes provide that any arrangement falling in a federal safe harbor will be immune from scrutiny under the state statutes. However, in most cases, little precedent exists for the interpretation or enforcement of these state laws.

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

Environmental Regulations:    Our healthcare operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Infectious waste generators, including hospitals, face substantial penalties for improper disposal of medical waste, including civil penalties of up to $25,000 per day of noncompliance, criminal penalties of up to $50,000 per day, imprisonment, and remedial costs. In addition, our operations, as well as our purchases and sales of facilities are subject to various other environmental laws, rules and regulations. We believe that our disposal of such wastes is in material compliance with all state and federal laws.

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

Health Care Industry Investigations:    We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the OIG. At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

Our legal representatives continue to meet with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. Our representatives have been advised that the government is continuing its investigations. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. We understand that the government is also focusing its investigations to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. We are investigating these matters and are cooperating with the investigations and are responding to the matters raised with us. We continue to produce documents on a rolling basis to the government based on its requests pursuant to its investigations. We expect to continue our discussions with the government to attempt to resolve these matters in a manner satisfactory to us and the government. There is no assurance that we will be able to do so, and, at this time, we are unable to evaluate the extent of any potential financial or other exposure in connection with matters which are related to the subject of the government’s investigations.

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

Medical Staff and Employees

Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of our hospitals and in a number of our markets, may have admitting privileges at other hospitals in addition to ours. During the first quarter of 2005, McAllen Medical Center affiliated itself with a company employing approximately 10 physicians. In addition, in January of 2007, we acquired certain assets of Texoma Healthcare System located in Texas, including a 34-physician group practice structured as a 501A corporation. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. We employ approximately 200 psychiatrists within our behavioral health division. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital. Our facilities had approximately 39,900 employees on December 31, 2007, of whom approximately 27,200 were employed full-time.

Approximately, 2,300 of our employees at seven of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the SEIU. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police

Association. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. Registered Nurses at Inland Valley are represented by the California Nurses Association. At Pennsylvania Clinical Schools, unionized employees are represented by the AFL-CIO. We believe that our relations with our employees are satisfactory.

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

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in June, 2006. Although we experienced significant declines in inpatient volumes in this market during 2004 and 2005, patient volumes at these facilities stabilized during 2006 and 2007. However, during the fourth quarter of 2007, newly constructed capacity at the physician owned hospital was completed and opened which unfavorably impacted the patient volumes, net revenues and profitability at our facilities in the McAllen/Edinburg market during the quarter. We expect that our future patient volumes, net revenues and profitability will continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of increased provider competition in this market, as well as potential future capacity added by us and others, could result in additional erosion of the patient volumes, net revenues and financial operating results of our facilities in this market. See Item 7. Management’s Discussion and Analysis of Operations and Financial Condition-Acute Care Hospital Services for additional disclosure.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2007, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.4 million during each of 2007, 2006 and 2005. Our pre-tax share of income from the Trust was $1.5 million during 2007 and is included in net revenues during the year. Our pre-tax share of income from the Trust was $2.3 million in 2006, of which $1.4 million is included in net revenues and the remaining $900,000 is recorded as a reduction to our hurricane related expenses. During 2005, our pre-tax share of income from the Trust was $1.7 million and is included in net revenues during the year. The carrying value of this investment was $9.9 million and $9.7 million at December 31, 2007 and 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $27.9 million at December 31, 2007 and $30.7 million at December 31, 2006.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.1 million during 2007, $16.0 million during 2006 and $16.0 million during 2005. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution transaction relating to Chalmette Medical Center (“Chalmette”), as discussed below, which was completed during the third quarter of 2006, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center and The Bridgeway (“Bridgeway”), the Trust agreed to amend the Master Lease to include a change of control provision. The change of control provision grants us the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from the Trust by our subsidiary and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between our subsidiaries and the Trust, we elected to offer substitution properties to the Trust rather than exercise our right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by the Trust and us which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million. During 2006, we completed the asset exchange and substitution pursuant to the 2006 Asset Exchange and Substitution Agreement with the Trust whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The total rent payable by us to the Trust on the Capital Additions included in the substitution package is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the three years preceding Hurricane Katrina (including base and bonus rental).

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2011	20 (a)

Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2011	20 (b)

Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2011	20 (b)

The Bridgeway	Behavioral Health	$930,000	December, 2014	10 (c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).

(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company

Alan B. Miller (70)	Chairman of the Board, President and Chief Executive Officer

Steve G. Filton (50)	Senior Vice President, Chief Financial Officer and Secretary

Debra K. Osteen (52)	Senior Vice President

Michael Marquez (54)	Senior Vice President

Marc D. Miller (37)	Senior Vice President and Director

Mr. Alan B. Miller has been Chairman of the Board, President and Chief Executive Officer since inception. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and President of Universal Health Realty Income Trust. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company. He is the father of Marc D. Miller, Senior Vice President and Director.

Mr. Filton was elected Senior Vice President and Chief Financial Officer in 2003 and he was elected Secretary in 1999. He had served as Vice President and Controller since 1991.

Ms. Osteen is responsible for our Behavioral Health Care facilities and was elected Senior Vice President in 2005 and Vice President in 2000. She has served in various capacities related to our Behavioral Health Care facilities since 1984.

Mr. Marquez was elected Senior Vice President and co-head of our Acute Care Hospitals in 2007 and was elected Vice President in 2004. He has served in various capacities related to our acute care division and most recently served as Vice President of our Western Region Acute Care Hospitals from 2000 to 2007.

Mr. Marc D. Miller was elected Senior Vice President and co-head of our Acute Care Hospitals in 2007. He was elected a Director in May, 2006 and Vice President in 2005. He has served in various capacities related to our acute care division since 2000. He is the son of Alan B. Miller, our Chief Executive Officer and Chairman of the Board.

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

We have a majority ownership interest in four operating acute care hospitals in the Las Vegas, Nevada market and one newly constructed facility that has been completed and opened in January, 2008. The four hospitals that were in operation as of December 31, 2007, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital and Spring Valley Medical Center, on a combined basis, contributed 21% in 2007, 21% in 2006 and 20% in 2005, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 32% in 2007, 30% in 2006 and 23% in 2005, of our earnings before income taxes (excluding the pre-tax hurricane related expenses of $14 million and pre-tax hurricane insurance recoveries of $182 million recorded during 2006 and excluding the pre-tax hurricane related expenses of $165 million and pre-tax hurricane insurance recoveries of $82 million recorded during 2005).

In addition, South Texas Health System, which includes McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center, located in McAllen, Texas, and Edinburg Regional Medical Center and Edinburg Children’s Hospital, located in Edinburg, Texas, operate within the same market. On a combined basis, these facilities contributed 7% in 2007, 8% in 2006 and 8% in 2005, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities had a pre-tax loss amounting to 3% of our earnings before income taxes in 2007 and generated 1% in 2006 and 4% in 2005, of our earnings before income taxes (excluding the pre-tax hurricane related expenses of $14 million and pre-tax hurricane insurance recoveries of $182 million recorded during 2006 and excluding the pre-tax hurricane related expenses of $165 million and pre-tax hurricane insurance recoveries of $82 million recorded during 2005). As discussed in Item 7 Management’s Discussion and Analysis of Operations and Financial Condition—Acute Care Hospital Services, our facilities in the McAllen/Edinburg, Texas market have experienced significant declines in operating performance due to continued intense hospital and physician competition in the market. We expect that our future patient volumes, net revenues and profitability in this market will continue to be unfavorably impacted as a result of recently completed increased competitor capacity and expansion of services. A continuation of increased provider competition in this market, as well as potential future capacity added by us and others, could result in additional erosion of the patient volumes, net revenues and financial operating results of our facilities in this market.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Pennsylvania, Washington, DC and Illinois. We can provide no assurance that reductions to Medicaid revenues, particularly in these states, will not have a material adverse effect on our business, financial condition and results of operations.

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

We require substantial capital resources to fund our acquisition growth strategy and our ongoing capital expenditure programs for renovation, expansion, construction and addition of medical equipment and technology. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We cannot predict, however, whether financing for our growth plans and capital expenditure programs will be available to us on satisfactory terms when needed, which could harm our business.

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

In some markets, certain of our competitors may have greater financial resources, be better equipped and offer a broader range of services than we. The number of inpatient facilities, as well as outpatient surgical and diagnostic centers, many of which are fully or partially owned by physicians, in the geographic areas in which we operate has increased significantly. As a result, most of our hospitals operate in an increasingly competitive environment.

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in June, 2006. Although we experienced significant declines in inpatient volumes in this market during 2004 and 2005, patient volumes at these facilities stabilized during 2006 and 2007. However, during the fourth quarter of 2007, newly constructed capacity at the physician owned hospital was completed and opened which unfavorably impacted the patient volumes, net revenues and profitability at our facilities in the McAllen/Edinburg market during the quarter. We expect that our future patient volumes, net revenues and profitability will continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of increased provider competition in this market, as well as potential future capacity added by us and others, could result in additional erosion of the patient volumes, net revenues and financial operating results of our facilities in this market. See Item 7. Management’s Discussion and Analysis of Operations and Financial Condition-Acute Care Hospital Services for additional disclosure.

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

We are subject to medical malpractice lawsuits, product liability lawsuits, governmental investigations and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs (See Item 3-Legal Proceedings for disclosure regarding an ongoing governmental investigation in connection with our South Texas Health System affiliates). We cannot predict the outcome of these lawsuits or investigations or the effect that findings in such lawsuits or investigations may have on us. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

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

These laws and regulations are extremely complex and, in many cases, we don’t have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws, or the public announcement that we are being investigated for possible violations of one or more of these laws (see Item 3-Legal Proceedings), could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be. See Item 1 Business—Self-Referral and Anti-Kickback Legislation.

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

If the number of uninsured patients treated by our subsidiary hospitals increase, our results of operations may be harmed.

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

As a publicly traded company, we are subject to a significant body of regulation, including the Sarbanes-Oxley Act of 2002. While we have developed and instituted a corporate compliance program based on what we believe are the current best practices in corporate governance and continue to update this program in response to newly implemented or changing regulatory requirements, we cannot provide assurance that we are or will be in compliance with all potentially applicable corporate regulations. For example, we cannot provide assurance that, in the future, our management will not find a material weakness in connection with its annual review of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also cannot provide assurance that we could correct any such weakness to allow our management to assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year in time to enable our independent registered public accounting firm to state that such assessment will have been fairly stated in our Annual Report on Form 10-K or state that we have maintained effective internal control over financial reporting as of the end of our fiscal year. If we fail to comply with any of these regulations, we could be subject to a range of regulatory actions, fines or other sanctions or litigation. If we must disclose any material weakness in our internal control over financial reporting, our stock price could decline.

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

We continue to see rising costs in construction materials and labor. Such increased costs could have an adverse effect on the cash flow return on investment relating to our capital projects.

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

Executive Offices

We own an office building with approximately 100,000 square feet available for use located on 11 acres of land in King of Prussia, Pennsylvania.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	47	Owned
Auburn Regional Medical Center	Auburn, Washington	149	Owned
Central Montgomery Medical Center	Lansdale, Pennsylvania	125	Owned
Centennial Hills Hospital Medical Center (2)	Las Vegas, Nevada	165	Owned
Chalmette Medical Center
Chalmette Medical Center (1)	Chalmette, Louisiana	138	Owned
Virtue Street Pavilion (1)	Chalmette, Louisiana	57	Owned
Corona Regional Medical Center	Corona, California	228	Owned
Desert Springs Hospital (2)	Las Vegas, Nevada	286	Owned
Doctors’ Hospital of Laredo	Laredo, Texas	180	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	104	Owned
The George Washington University Hospital (3)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Methodist Hospital (10)
Methodist Hospital (1)	New Orleans, Louisiana	306	Owned
Lakeland Medical Pavilion (1)	New Orleans, Louisiana	54	Owned
Northern Nevada Medical Center	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	404	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	85	Owned
Palmdale Regional Medical Center (12)	Palmdale, California	171	Owned
South Texas Health System (5)
Edinburg Regional Medical Center	Edinburg, Texas	127	Owned
Edinburg Children’s Hospital	Edinburg, Texas	86	Owned
McAllen Medical Center (4)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (4)	Wildomar, California	122	Leased
Rancho Springs Campus	Murrieta, California	96	Owned
Spring Valley Hospital Medical Center (2)	Las Vegas, Nevada	210	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center (2)	Las Vegas, Nevada	281	Owned
Texoma Medical Center	Denison, Texas	174	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (2)	Las Vegas, Nevada	404	Owned
Wellington Regional Medical Center (4)	West Palm Beach, Florida	143	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Academy at Canyon Creek	Springville, Utah	128	Owned
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Anchor Hospital	Atlanta, Georgia	102	Owned
Arbour Counseling Services	Rockland, Massachusetts	—	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	82	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Ascent Therapeutic Adventure Program	Naples, Idaho	120	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
The Bridgeway(4)	North Little Rock, Arkansas	98	Leased
Bristol Youth Academy	Bristol, Florida	80	Owned
Broad Horizons	Ramona, California	40	Owned
Carmichael NPS	Carmichael, California	—	Leased
The Carolina Center for Behavioral Health	Greer, South Carolina	89	Owned
Casa de Lago	Canyon Lake, California	6	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	34	Owned
Cedar Ridge	Oklahoma City, Oklahoma	36	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	80	Owned
Center for Change	Orem, Utah	58	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	132	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Compass Intervention Center	Memphis, Tennessee	88	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	78	Leased
Del Amo Hospital	Torrance, California	160	Owned
Desert Hot Springs NPS	Desert Hot Springs, California	—	Leased
Dover Behavioral Health	Dover, Delaware	52	Owned
Elmira NPS	Elmira, California	—	Leased
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	180	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	102	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Grand Terrace NPS	Grand Terrace, California	—	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	136	Owned
Hemet NPS	Hemet, California	—	Owned
Hermitage Hall	Nashville, Tennessee	112	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
Highlander Children’s Services	Riverside, California	30	Owned
Highlander NPS	Riverside, California	—	Owned
The Hope Program	Fountain, Florida	32	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
Jacksonville Youth Center	Jacksonville, Florida	—	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Keys of Carolina	Charlotte, North Carolina	54	Owned
Keystone Newport News	Newport News, Virginia	108	Owned
KeyStone Center	Wallingford, Pennsylvania	119	Owned
King George School	Sutton, Vermont	90	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Laguna NPS	Laguna, California	—	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	290	Owned
Laurel Heights Hospital	Atlanta, Georgia	122	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	116	Owned
McDowell Center for Children	Dyersburg, Tennessee	31	Owned
Mar Vista NPS	Vista, California	—	Owned
Mar Vista Group Homes	Vista, California	37	Owned
Marion Youth Center	Marion, Virginia	48	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	112	Owned
Mid Valley Youth Center	Van Nuys, California	84	Owned
Midwest Center for Youth and Families	Kouts, Indiana	59	Owned
Mountain Youth Academy	Mountain City, Tennessee	60	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	85	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw Residential Treatment Center	Anchorage, Alaska	34	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	29	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Nueces County JJAEP NPS	Corpus Christi, Texas	—	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	111	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	112	Owned
The Pavilion	Champaign, Illinois	53	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	184	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pennsylvania Clinical Schools	Coatesville, Pennsylvania	110	Owned
Provo Canyon School	Provo, Utah	266	Owned
Ramona NPS	Ramona, California	—	Owned
Rancho Cucamonga NPS	Rancho Cucamonga, California	—	Owned
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	84	Owned
Riverside NPS	Riverside, California	—	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	92	Owned
Roxbury	Shippensburg, Pennsylvania	78	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Shenandoah Valley Behavioral Center	Front Royal, Virginia	22	Leased
Sonoma NPS	Sonoma, California	—	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Leased
Steele Canyon NPS	El Cajon, California	—	Leased

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Stonington Institute	North Stonington, Connecticut	72	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Care Center	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Vallejo NPS	Vallejo, California	—	Leased
Van Nuys NPS	Van Nuys, California	—	Owned
Ventura NPS	Ventura, California	—	Leased
Victorville NPS	Victorville, California	—	Leased
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Wyoming Behavioral Institute	Casper, Wyoming	70	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Aiken Surgery Center (8)	Aiken, South Carolina	Owned
Auburn Regional Center for Cancer Care	Auburn, Washington	Leased
Cancer Institute of Nevada (7) (9)	Las Vegas, Nevada	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (11)	Edinburg, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico (7)	Santurce, Puerto Rico	Leased
Northwest Texas Surgery Center (7)	Amarillo, Texas	Leased
Palms Wellington ASC (11)	Royal Palm Beach, Florida	Leased
Surgery Center at Wellington (8)	West Palm Beach, Florida	Leased
Surgery Center of Midwest City (6)	Midwest City, Oklahoma	Leased
Surgical Arts Surgery Center (7)	Reno, Nevada	Leased

(1)	Chalmette Medical Center, Virtue Street Pavilion, Methodist Hospital and Lakeland Medical Pavilion were severely damaged as a result of Hurricane Katrina during the third quarter of 2005 and remain closed and non-operational.
(2)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us. Centennial Hills Medical Center, a newly constructed facility, was completed and opened in January, 2008.
(3)	We hold an 80% ownership interest in this facility through a general partnership interest in limited partnership. The remaining 20% ownership interest is held by an unaffiliated, third-party.
(4)	Real property leased from the Trust.
(5)	In October, 2007, the license for Edinburg Regional Medical Center, Edinburg Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center were consolidated under one license operating as the South Texas Health System.
(6)	We own general and limited partnership interests in a limited partnership that owns and operates this center.
(7)	We own a majority interest in a LLC that owns and operates this center.
(8)	We own a minority interest in a LLC that owns and operates this center.

(9)	Real property is owned by a limited partnership or LLC that is majority owned by us.
(10)	In January, 2004, we purchased a controlling 90% ownership interest in a LLC (10% ownership interest was owned by a third-party) that owned the assets and operations of Methodist Hospital, and in February, 2004, this LLC purchased the assets and operations of Lakeland Medical Pavilion. In December, 2006, pursuant to the terms of the LLC agreement, the third-party exercised their “put option”, requiring us to repurchase their minority ownership interest.
(11)	We own non-controlling ownership interests of approximately 50% in the entities that operate these facilities.
(12)	New acute-care facility currently under construction and scheduled to be completed and opened during 2009.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $39 million in 2007, $35 million in 2006 and $32 million in 2005.

ITEM 3.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Since January of 2006, documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

Our legal representatives continue to meet with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. Our representatives have been advised that the government is continuing its investigations. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. We understand that the government is also focusing its investigations to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. We are investigating these matters and are cooperating with the investigations and are responding to the matters raised with us. We continue to produce documents on a rolling basis to the government based on its requests pursuant to its investigations. We expect to continue our discussions with the government to attempt to resolve these matters in a manner satisfactory to us and the government. There is no assurance that we will be able to do so, and, at this time, we are unable to evaluate the extent of any potential financial or other exposure in connection with matters which are related to the subject of the government’s investigations.

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

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2007 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class B Common Stock is traded on the New York Stock Exchange. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis.

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2007 and 2006.

	2007	2006
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$60.19-$55.17	$51.31-$45.27
2nd	$63.00-$56.87	$52.85-$48.47
3rd	$62.30-$48.76	$60.07-$50.12
4th	$53.80-$48.45	$59.78-$50.99

Number of shareholders of record as of January 31, 2008, were as follows:

Class A Common	11
Class B Common	360
Class C Common	5
Class D Common	141

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 21.5 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2007:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of December 31, 2004							2,562,596
2005	5,500,000	4,679,133	$0.01	4,459,276	$55.85	$249,055	3,603,320
2006	5,000,000	6,536,240	$0.01	6,527,155	$53.68	$350,372	2,076,165
2007	5,000,000	1,462,537	$0.01	1,451,073	$51.06	$74,091	5,625,092

Total for three year period ended December 31, 2007	15,500,000	12,677,910	$0.01	12,437,504	$54.15	$673,518

(a.)	Includes 19,857, 9,085, and 11,464 restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2005, 2006 and 2007, respectively. Additionally, during 2005, 200,000 shares of restricted stock were forfeited by Alan B. Miller as a result of the Company’s failure to achieve the 2005 targets required under the terms of the restricted stock grant.

During the period of October 1, 2007 through December 31, 2007, we repurchased the following shares:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program		Aggregate purchase price paid (in thousands)		Maximum number of shares that may yet be purchased under the program
October, 2007	—	1,000	$0.01	—	$	N/A	$	N/A	1,796.554
November, 2007	—	—	N/A	535,500		$49.87		$26,704	1,261,054
December, 2007	5,000,000	—	N/A	635,962		$51.89		$33,001	5,625,092

Total October through December	5,000,000	1,000	$0.01	1,171,462		$50.97		$59,705

(a.)	Includes 1,000 restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan.

Dividends

During the two years ending December 31, 2007, dividends per share were declared and paid as follows:

	2007	2006
First quarter	$.08	$.08
Second quarter	$.08	$.08
Third quarter	$.08	$.08
Fourth quarter	$.08	$.08

Total	$.32	$.32

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information, as of the end of December 31, 2007, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plans Information (1)

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in columns (a) and (c)
Equity compensation plans approved by security holders	3,180,475	$51.88	2,582,099
Equity compensation plans not approved by security holders	—	—	—	(2)

Total	3,180,475	$51.88	2,582,099

(1)	Shares of Class B Common Stock

(2)	Pursuant to our Chief Executive Officer’s (“CEO”) December 27, 2007 employment agreement, our CEO is entitled to restricted stock grants valued at $1.5 million, based upon the then current market price, during each of the years 2008, 2009 and 2010. Each restricted grant will be scheduled to vest ratably over four years.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2007. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2003 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the old peer group, which consisted of companies in the S&P 400 Health Care Facilities Index (in which we are also included), the S&P 500 Health Care Facilities Index and the S&P 600 Health Care Facilities Index, are as follows: HCA Inc. (included through December, 2005), Health Management Associates, LifePoint Hospitals, Inc., Province Healthcare Company (included through December, 2004 and acquired by LifePoint Hospitals, Inc. during 2005), Tenet Healthcare Corporation and Triad Hospitals, Inc. (included through December, 2006 and acquired by Community Health Systems in 2007). Companies in the new peer group include all the companies mentioned above, in addition to Community Health Systems which was added to the new peer group as a result of their 2007 acquisition of Triad Hospitals, Inc.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2002	2003	2004	2005	2006	2007
Universal Health Services, Inc	$100.00	$119.29	$99.49	$105.16	$125.47	$116.56
S&P 500 Index	$100.00	$128.68	$142.69	$149.70	$173.34	$182.86
Old Peer Group	$100.00	$112.52	$99.73	$92.26	$92.24	$66.66
New Peer Group	$100.00	$114.14	$103.26	$101.26	$100.40	$78.59

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as the end of, each of the five years ended December 31, 2007. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

	Year Ended December 31
	2007	2006	2005	2004	2003
Summary of Operations (in thousands)
Net revenues	$4,751,005	$4,191,300	$3,935,480	$3,637,490	$3,153,174
Net income from continuing operations	$170,519	$259,594	$109,843	$161,098	$187,897
Net income	$170,387	$259,458	$240,845	$169,492	$199,269
Net margin	3.6%	6.2%	6.1%	4.7%	6.3%
Return on average equity	11.3%	18.9%	19.4%	14.4%	20.0%
Financial Data (in thousands)
Cash provided by operating activities	$348,495	$169,239	$425,426	$392,880	$376,775
Capital expenditures, net (1)	$339,813	$341,140	$241,412	$230,760	$224,370
Total assets	$3,608,657	$3,277,042	$2,858,709	$3,022,843	$2,772,730
Long-term borrowings	$1,008,786	$821,363	$637,654	$852,229	$868,566
Common stockholders’ equity	$1,517,199	$1,402,464	$1,205,098	$1,220,586	$1,090,922
Percentage of total debt to total capitalization	40%	37%	35%	42%	45%
Operating Data—Acute Care Hospitals
Average licensed beds	5,962	5,617	5,554	5,645	4,792
Average available beds	5,110	4,783	4,985	4,860	4,119
Inpatient admissions	262,147	246,429	254,522	251,655	227,932
Average length of patient stay	4.5	4.4	4.5	4.6	4.5
Patient days	1,172,130	1,095,375	1,138,936	1,150,882	1,032,348
Occupancy rate for licensed beds	54%	53%	56%	56%	59%
Occupancy rate for available beds	63%	63%	63%	65%	69%
Operating Data—Behavioral Health Facilities
Average licensed beds	7,348	6,607	4,849	4,225	3,894
Average available beds	7,315	6,540	4,766	4,145	3,762
Inpatient admissions	119,730	111,490	102,683	94,743	87,688
Average length of patient stay	16.8	16.6	14.1	13.0	12.2
Patient days	2,007,119	1,855,306	1,446,260	1,234,152	1,067,200
Occupancy rate for licensed beds	75%	77%	82%	80%	75%
Occupancy rate for available beds	75%	78%	83%	81%	78%
Per Share Data
Net income from continuing operations—basic	$3.19	$4.76	$1.98	$2.79	$3.26
Net income from continuing operations—diluted	$3.18	$4.57	$1.91	$2.62	$3.02
Net income—basic	$3.19	$4.76	$4.33	$2.94	$3.45
Net income—diluted	$3.18	$4.56	$4.00	$2.75	$3.20
Dividends declared	$0.32	$0.32	$0.32	$0.32	$0.08
Other Information (in thousands)
Weighted average number of shares outstanding—basic	53,381	54,557	55,658	57,653	59,688
Weighted average number of shares and share equivalents outstanding—diluted	53,569	57,908	62,647	64,865	65,089

(1)	Amount may include non-cash capital lease obligations, if any.

ITEM 7.	Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2008, we owned and/or operated or had under construction, 31 acute care hospitals (including 1 new facility currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 113 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74%, 75% and 79% of our consolidated net revenues in 2007, 2006 and 2005, respectively. Net revenues from our behavioral health care facilities accounted for 24%, 25% and 21% of consolidated net revenues in 2007, 2006 and 2005, respectively. Approximately 2% of our 2007 consolidated net revenues were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008.

Services provided by our hospitals include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

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

Revenue recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37%, 38% and 39% of our net patient revenues during 2007, 2006 and 2005, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 45%, 42% and 41% of our net patient revenues during 2007, 2006 and 2005, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2007 or 2005 and favorably impacted our 2006 after-tax operating results by $5 million ($8 million pre-tax). If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2007, would change our after-tax net income by approximately $1 million.

On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by $77 million during 2007 and $61 million during 2006. The implementation of this discount policy did not have a significant impact on net income during the years ended December 31, 2007 and 2006.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above) $548 million, $443 million and $335 million during 2007, 2006 and 2005, respectively.

At our acute care facilities, Medicaid pending accounts comprise the large majority of our receivables that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Approximately 5% or $31 million as of December 31, 2007 and 6% or $33 million as of December 31, 2006 of our accounts receivable, net, were comprised of Medicaid pending accounts.

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

Based on historical hindsight information related to Medicaid pending accounts, we estimate that approximately 58% or $18 million of the $31 million Medicaid pending accounts receivable as of December 31, 2007 will subsequently qualify for Medicaid pending reimbursement. Approximately 58% or $19 million of $33 million total Medicaid pending accounts receivable as of December 31, 2006 subsequently qualified for Medicaid pending reimbursement and were therefore appropriately classified at the patient’s registration. Additional charity reserves of $13 million during 2007 and $14 million during 2006 were established to cover the Medicaid Pending patients that failed to qualify for the Medicaid program based on historical conversion rates. Based on general factors as discussed below in Provision for Doubtful Accounts, our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payor classifications, are considered when the overall individual facility and company-wide reserves are developed.

Below are the Medicaid pending receivable agings as of December 31, 2007 and 2006 (amounts in thousands):

	2007	%	2006	%
Under 60 days	$11,916	38.2	$11,090	33.7
61-120 days	7,963	25.6	7,546	23.0
121-180 days	3,450	11.1	4,191	12.7
Over 180 days	7,836	25.1	10,049	30.6

Total	$31,165	100.0	$32,876	100.0

Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $81 million as of December 31, 2007 and $55 million as of December 31, 2006 (including additional charity care reserves of $13 million established during 2007 and $14 million established during 2006 as discussed above in Revenue recognition).

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2007 and December 31, 2006, accounts receivable are recorded net of allowance for doubtful accounts of $121 million and $110 million, respectively.

Approximately 93% during 2007, 94% during 2006 and 94% during 2005, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payor mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2007 and 2006 (excludes facilities reflected as discontinued operations in our Consolidated Financial Statements):

As of December 31, 2007:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$51,426	$3,656	$1,128	$2,937
Medicaid	27,884	16,769	8,174	16,530
Commercial insurance and other	185,540	58,332	23,286	36,381
Private pay	57,401	24,409	20,241	29,381

Total	$322,251	$103,166	$52,829	$85,229

As of December 31, 2006:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$45,240	$2,840	$682	$1,762
Medicaid	21,379	14,504	9,035	21,268
Commercial insurance and other	144,604	44,495	17,674	31,400
Private pay	54,280	25,279	17,173	23,823

Total	$265,503	$87,118	$44,564	$78,253

Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense.

During the second quarter of 2007, based upon the results of a reserve analysis, we recorded an $18 million (pre-minority interest) reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty. Also during 2007, based upon the results of reserve analyses, we recorded a $5 million reduction to our prior year reserves for workers’ compensation claims ($2 million recorded during the second quarter of 2007 and $3 million recorded during the fourth quarter of 2007) based upon the results of reserve analyses. Adjustments to our reserves for self-insured general and professional and workers’ compensation claims relating to prior periods did not have a material impact on our financial statements during 2006 or 2005. Although we are unable to predict whether our future financial statements will include adjustments to our reserves for self-insured general and professional and workers’ compensation claims, on a historical basis, material adjustments have not occurred on a frequent basis and are therefore not consider to be reasonably likely.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2007 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2005 (a)	$172,534	$31,074	$203,608
Plus: accrued insurance expense, net of commercial premiums paid	62,788	21,386	84,174
Less: Payments made in settlement of self-insured claims	(20,000)	(12,124)	(32,124)
Plus: Liabilities assumed at acquisition	1,137	4,993	6,130

Balance at January 1, 2006 (a)	216,459	45,329	261,788
Plus: accrued insurance expense, net of commercial premiums paid	59,752	16,704	76,456
Less: Payments made in settlement of self-insured claims	(31,591)	(13,265)	(44,856)
Adjustment to liabilities assumed at acquisition	176	668	844

Balance at January 1, 2007 (a)	244,796	49,436	294,232
Plus: accrued insurance expense, net of commercial premiums paid	49,177	14,954	64,131
Less: Payments made in settlement of self-insured claims	(37,960)	(15,648)	(53,608)

Balance at December 31, 2007 (a)	$256,013	$48,742	$304,755

(a)	Net of expected recoveries from various state guaranty funds in connection with a commercial general and professional insurance company’s liquidation in 2002 (see Professional and General Liability Claims and Property Insurance).

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

Goodwill:    Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2007 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. During 2007 and 2006, we recorded favorable non-cash adjustments to reduce uncertain tax benefits in the amount of approximately $4 million and $3 million, respectively, due to expiration of statute of limitations and conclusions of audits by taxing jurisdictions. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

Accounting for Uncertainty in Income Taxes:    Effective January 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount at implementation that would favorably affect the effective tax rate and provision for income taxes was approximately $4 million, approximately $3 million of which was recorded during 2007. The balance at December 31, 2007, if subsequently recognized, that would favorably affect the effective tax rate and provision for income taxes is less than $1 million.

Recent Accounting Pronouncements

Fair Value Measurements:    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. We are currently evaluating this statement and have not yet determined the impact of such on our results of operations or financial position.

The Fair Value Option for Financial Assets and Financial Liabilities:    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our results of operations or financial position.

Business Combinations:    In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements:    In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2007, 2006 and 2005 (dollar amounts in thousands):

	Year Ended December 31,
	2007		2006		2005
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$4,751,005	100.0%	$4,191,300	100.0%	$3,935,480	100.0%
Operating charges:
Salaries, wages & benefits	2,039,676	42.9%	1,797,587	42.9%	1,625,996	41.3%
Other operating expenses	997,807	21.0%	936,958	22.4%	921,118	23.3%
Supplies expense	675,757	14.2%	556,702	13.3%	489,999	12.4%
Provision for doubtful accounts	415,961	8.8%	349,030	8.3%	368,058	9.4%
Depreciation & amortization	183,281	3.9%	163,694	3.9%	155,478	4.0%
Lease & rental expense	68,253	1.4%	64,060	1.5%	60,790	1.5%
Hurricane related expenses	214	0.0%	13,792	0.3%	165,028	4.2%
Hurricane insurance recoveries	—	—	(13,792)	(0.3%)	(81,709)	(2.1%)

	4,380,949	92.2%	3,868,031	92.3%	3,704,758	94.1%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests & income taxes	370,056	7.8%	323,269	7.7%	230,722	5.9%
Interest expense, net	51,626	1.1%	32,558	0.8%	32,933	0.8%
Hurricane insurance recoveries in excess of expenses	—	—	(167,999)	(4.0%)	—	—
Minority interests in earnings of consolidated entities	43,361	0.9%	46,238	1.1%	25,645	0.7%

Income before income taxes	275,069	5.8%	412,472	9.8%	172,144	4.4%
Provision for income taxes	104,550	2.2%	152,878	3.6%	62,301	1.6%

Income from continuing operations	170,519	3.6%	259,594	6.2%	109,843	2.8%
(Loss)/income from discontinued operations, net of income taxes	(132)	(0.0%)	(136)	(0.0%)	131,002	3.3%

Net income	$170,387	3.6%	$259,458	6.2%	$240,845	6.1%

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006:    Net revenues increased 13% or $560 million to $4.75 billion in 2007 as compared to $4.19 billion during 2006. The increase was attributable to:

•	a $315 million or 8% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$174 million of other combined increases in revenues resulting from the acute care facility and behavioral health care facilities acquired during 2007 and 2006, and;

•

$71 million of other combined net increases in revenues resulting primarily from the revenues earned during 2007 in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party.

Income before income taxes decreased $137 million to $275 million during 2007 as compared to $412 million during 2006 due to the following:

•

a decrease of $159 million resulting from the hurricane insurance recoveries, in excess of expenses, recorded during 2006 ($168 million pre-minority interest), as discussed below in Impact of Hurricane Katrina;

•

an increase of $9 million at our acute care facilities as discussed below in Acute Care Hospital Services (exclusive of the: (i) $14 million favorable pre-tax impact resulting from the reduction recorded during 2007 to our prior year reserves for professional and general liability claims, as mentioned below, and; (ii) $159 million unfavorable impact resulting from the hurricane insurance recoveries, in excess of expenses, recorded during 2006, as discussed below);

•

an increase of $16 million at our behavioral health care facilities as discussed below in Behavioral Health Services (exclusive of the $2 million favorable pre-tax impact resulting from the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims, as mentioned below);

•

an increase of $16 million (after minority interest) resulting from the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims, as discussed below, and;

•	a decrease of $19 million due to an increase in interest expense.

Net income decreased $89 million to $170 million during 2007 as compared to $259 million during 2006 due to the following:

•	the $137 million decrease in income before income taxes, as discussed above, and;

•

a net favorable change of $48 million in the provision for income taxes resulting primarily from the tax benefit on the $137 million decrease in income before income taxes. Partially offsetting the favorable impact resulting from the income tax benefit on the decrease in pre-tax income was an increase in the effective state income tax rate during 2007 as compared to 2006.

During the second quarter of 2007, based upon the results of a reserve analysis, we recorded a $16 million pre-tax reduction to our prior year reserves for professional and general liability self-insured claims ($18 million before minority interest), of which $14 million was attributable to our acute care hospitals and $2 million was attributable to our behavioral health facilities. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty.

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, during the period of January through June of 2007, we experienced an increase to supplies expense of approximately $56 million, an increase to salaries, wages and benefits expense of approximately $22 million and a decrease to other operating expense of approximately $82 million. The transition of our pharmacy services favorably impacted our pre-tax income by approximately $4 million during 2007. As a percentage of our consolidated net revenues for the year ended December 31, 2007, as shown above, the transition of the pharmacy services increased supplies expense by 120 basis points, increased salaries, wages and benefits expense by 40 basis points and decreased other operating expenses by 170 basis points.

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

Income before income taxes increased $240 million to $412 million during 2006 as compared to $172 million during 2005 due primarily to:

•

an increase of $94 million resulting from the favorable change in the hurricane insurance recoveries recorded ($171 million [$182 million pre-minority interest] recorded during 2006 as compared to $77 million [$82 million pre-minority interest] recorded during 2005), as discussed below in Impact of Hurricane Katrina;

•

an increase of $144 million resulting from the favorable change in the charges recorded in connection with damages sustained from Hurricane Katrina ($12 million [$14 million pre-minority interest] recorded during 2006 as compared to $156 million [$165 million pre-minority interest] recorded during 2005), as discussed below in Impact of Hurricane Katrina;

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

Effective July 1, 2006, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor. As a result of this change, our 2006 consolidated statement of income includes an increase to supplies expense of approximately $53 million or 130 basis points, an increase to salaries, wages and benefits expense of approximately $22 million or 50 basis points and a decrease to other operating expenses of approximately $76 million or 180 basis points. The transition of our pharmacy services did not have a significant impact on our net income during 2006.

Acute Care Hospital Services

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2007 and 2006 (dollar amounts in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,329,727	100.0%	$3,090,525	100.0%
Operating charges:
Salaries, wages and benefits	1,295,724	38.9%	1,192,871	38.6%
Other operating expenses	630,302	18.9%	669,090	21.6%
Supplies expense	575,911	17.3%	487,057	15.8%
Provision for doubtful accounts	369,672	11.1%	327,939	10.6%
Depreciation and amortization	144,962	4.4%	134,213	4.4%
Lease and rental expense	44,884	1.3%	43,228	1.4%

	3,061,455	91.9%	2,854,398	92.4%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	268,272	8.1%	236,127	7.6%
Interest expense, net	3,458	0.1%	1,619	0.0%
Minority interests in earnings of consolidated entities	40,005	1.2%	34,316	1.1%

Income before income taxes	$224,809	6.8%	$200,192	6.5%

On a same facility basis during 2007, as compared to 2006, net revenues at our acute care hospitals increased $239 million or 8%. Income before income taxes increased $25 million or 12% to $225 million or 6.8% of net revenues during 2007 as compared to $200 million or 6.5% of net revenues during 2006. The factors contributing to the increase in income before income taxes at these facilities are discussed below.

Inpatient admissions to these facilities increased 2.4% during 2007, as compared to 2006, while patient days increased 2.1%. The average length of patient stay at these facilities was 4.4 days in each of the years 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 63% during each of 2007 and 2006.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 3.3% during 2007, as compared to 2006, and net revenue per adjusted patient day increased 3.6% during 2007, as compared to 2006.

As mentioned above, the pharmacy services for our acute care facilities were brought in-house from an outsourced vendor effective July 1, 2006. As a result of this change, during the period of January through June of 2007, our acute care facilities experienced an increase to supplies expense of approximately $56 million, an increase to salaries, wages and benefits expense of approximately $22 million and a decrease to other operating expenses of approximately $82 million. The transition of our pharmacy services favorably impacted the pre-tax income of our acute care facilities by approximately $4 million during 2007. As a percentage of our 2007 same facility acute care net revenues, as shown above, the transition of the pharmacy services increased supplies expense by 170 basis points, increased salaries, wages and benefits expense by 60 basis points and decreased other operating expenses by 250 basis points. Since this transition occurred on July 1st of 2006, the same facility acute care financial statements for the six month periods of July 1st through December 31st of 2007 and 2006 were comparably stated.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $548 million during 2007 and $443 million during 2006.

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. In response to these competitive pressures, we have undertaken significant capital investment in the market, including Edinburg Children’s Hospital, a new dedicated 120-bed children’s facility, which was completed and opened in March, 2006, as well as South Texas Behavioral Health Center, a 134-bed replacement behavioral facility, which was completed and opened in June, 2006. The financial results for the Edinburg Children’s Hospital and South Texas Behavioral Health Center are included in the same facility financial results presented above. Although we experienced significant declines in inpatient volumes in this market during 2004 and 2005, patient volumes at these facilities stabilized during 2006 and 2007. On a combined basis, during 2007 as compared to 2006, our facilities in this market experienced a 1.7% increase in admissions and a 1.6% increase in patient days. The increase in the combined inpatient volumes during 2007, as compared to 2006, resulted primarily from the opening of the Children’s Hospital and Behavioral Health Center during 2006.

During the fourth quarter of 2007, newly constructed capacity at the physician owned hospital was completed and opened which unfavorably impacted the patient volumes, net revenues and profitability at our facilities in the McAllen/Edinburg market during the quarter. We expect that our future patient volumes, net revenues and profitability will continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of increased provider competition in this market, as well as potential future capacity added by us and others, could result in additional erosion of the patient volumes, net revenues and financial operating results of our facilities in this market.

Combined income before income taxes at the facilities in this market decreased $9 million during 2007, as compared to 2006. Unfavorably impacting the 2007 results of these facilities was an $8 million charge representing the reserving of the prior year portion of Texas Medicaid supplemental payments. As part of CMS’s routine retroactive review of a new Medicaid Texas state plan amendment (“SPA”) that pertains to the Medicaid supplemental payment programs for the facilities in this market (Hildago county), CMS has indicated that certain Inter-Governmental Transfers (“IGTs”) related to this retroactive SPA approval may be ineligible for federal matching dollars which were used to fund the programs. Although no final determination has been made by CMS in connection with this matter, in the anticipation of a possible CMS retroactive IGT ineligibility determination, the above-mentioned reserve was established to provide for potential CMS action related to 2005 and 2006 Medicaid supplemental payments.

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

The following table summarizes the results of operations for all our acute care operations during 2007 and 2006. Included in these results, in addition to the same facility results shown above, are: (i) the financial results for the Texoma Healthcare System that was acquired on January 1, 2007; (ii) the prior period effect of a favorable adjustment recorded during 2007 to reduce our reserves for professional and general liability self-insured claims (as discussed above); (iii) the net hurricane related expenses and insurance recoveries; (iv) the prior year portion of recording or reserving of Medicaid supplemental payments and cost reports settlements, and; (v) the write-down of the carrying-value of an investment in a joint-venture (dollar amounts in thousands).

	Year Ended December 31, 2007		Year Ended December 31, 2006
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,478,223	100.0%	$3,106,383	100.0%
Operating charges:
Salaries, wages and benefits	1,371,651	39.4%	1,192,871	38.4%
Other operating expenses	649,335	18.7%	679,118	21.9%
Supplies expense	599,349	17.2%	487,057	15.7%
Provision for doubtful accounts	387,136	11.1%	327,939	10.6%
Depreciation and amortization	149,648	4.3%	134,213	4.3%
Lease and rental expense	47,754	1.4%	43,267	1.4%
Hurricane related expenses	214	0.0%	13,792	0.4%
Hurricane related insurance recoveries	—	—	(13,792)	(0.4%)

	3,205,087	92.1%	2,864,465	92.2%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	273,136	7.9%	241,918	7.8%
Interest expense, net	3,757	0.1%	1,619	0.1%
Hurricane recoveries in excess of expenses	—	—	(167,999)	(5.4%)
Minority interests in earnings of consolidated entities	40,239	1.2%	43,035	1.3%

Income before income taxes	$229,140	6.6%	$365,263	11.8%

During 2007, as compared to 2006, net revenues at our acute care hospitals increased 12% or $372 million to $3.48 billion. The increase in net revenues was attributable to:

•	a $239 million increase at same facility revenues, as discussed above;

•	$157 million of revenues generated during 2007 by the Texoma Healthcare System, and;

•

a $24 million net decrease in revenues resulting from the recording of various retroactive portions of supplemental Medicaid reimbursements (occurred during 2006) or related reserves (occurred during 2007) and settlement of prior year Medicare cost reports (occurred during 2006).

Income before income taxes decreased $135 million to $230 million or 6.6% of net revenues during 2007 as compared to $365 million or 11.8% of net revenues during 2006. The decrease in income before income taxes at our acute care facilities resulted from:

•	a $25 million increase at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $159 million resulting from the hurricane insurance recoveries, in excess of expenses, recorded during 2006 ($168 million pre-minority interest), as discussed below in Impact of Hurricane Katrina;

•

an increase of $14 million (after minority interest) representing the portion of the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims attributable to our acute care facilities, as discussed above;

•

a $24 million net decrease resulting from the unfavorable changes resulting from the recording of various retroactive portions of supplemental Medicaid reimbursements (occurred during 2006) or related reserves (occurred during 2007) and settlement of prior year Medicare cost reports (occurred during 2006);

•	a $3 million decrease due to the write-down of the carrying-value of an investment in a joint-venture during 2007,

•	a $10 million increase due to 2006 including a $10 million provision recorded in connection with a wage and hour lawsuit in California, and;

•

$2 million of other combined favorable changes including the pre-tax income generated during 2007 by the Texoma Healthcare System and the pre-opening losses sustained at our newly constructed Centennial Hills Hospital Medical Center that was completed and opened during the first quarter of 2008.

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

On a same facility basis during 2006, as compared to 2005, net revenues at our acute care hospitals increased $186 million or 6%. Income before income taxes decreased $2 million or 1% to $200 million or 6.5% of net revenues during 2006 as compared to $202 million or 6.9% of net revenues during 2005. The factors contributing to the increase in revenues and the decrease in income before income taxes at these facilities are discussed below.

Inpatient admissions to these facilities increased 1.7% during 2006, as compared to 2005, while patient days increased 3.1%. The average length of patient stay at these facilities was 4.4 days in each of the years 2006 and 2005. The occupancy rate, based on the average available beds at these facilities, was 63% during 2006, as compared to 62% during 2005.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission at these facilities increased 4.7% during 2006, as compared to 2005, and net revenue per adjusted patient day increased 3.1% during 2006, as compared to 2005. On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by approximately $61 million during 2006. The implementation of this discount policy did not have a significant impact on net income during 2006. Excluding the impact of the uninsured discount policy, on a same facility basis, net revenue per adjusted admission and net revenue per adjusted patient day at these facilities would have increased 6.8% and 5.1%, respectively, during 2006 as compared to 2005. The provision for doubtful accounts as a percentage of our same facility net revenues was 10.6% during 2006, as compared to 11.3% during 2005. Excluding the impact of the uninsured discount implemented at the beginning of 2006, our same facility provision for doubtful accounts would have been 12.3% during 2006. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $443 million during 2006 and $335 million during 2005.

As a result of the above-mentioned transition of the pharmacy services for our acute care hospitals to in-house effective July 1, 2006, our 2006 same facility-acute care results reflected above include an increase to supplies expense of approximately $53 million or 180 basis points (calculated as a percentage of our same facility acute care net revenues shown above), an increase to salaries, wages and benefits expense of approximately $22 million or 70 basis points and a decrease to other operating expenses of approximately $76 million or 250 basis points. The transition of our pharmacy services did not have a significant impact on our same facility-acute care net income during 2006.

Combined income before income taxes at the facilities in the McAllen/Edinburg, Texas market decreased $4 million during 2006 as compared to 2005. Excluding the effect of retroactive state Medicaid disproportionate share hospital payments recorded during 2006, combined income before income taxes at these facilities decreased $9 million during 2006 as compared to 2005.

The following table summarizes the results of operations for all our acute care operations during 2006 and 2005. Included in these results, in addition to the same facility results shown above, are: (i) the financial results for the for the period of January 1, 2005 through August 31, 2005 for our Louisiana hospitals damaged and closed as a result of Hurricane Katrina; (ii) the hurricane related expenses and insurance recoveries recorded during both years, and; (iii) items such as the retroactive portion of the favorable supplemental government reimbursements and contractual settlements excluded from the same facility results shown above, and provision for lawsuit:

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

Income before income taxes increased $223 million to $365 million or 11.8% of net revenues during 2006 as compared to $142 million or 4.6% of net revenues during 2005. The increase in income before income taxes at our acute care facilities resulted from:

•	a $2 million decrease at our acute care facilities, on a same facility basis, as discussed above;

•

an increase of $94 million resulting from the favorable change in the Hurricane insurance recoveries recorded ($171 million [$182 million pre-minority interest] recorded during 2006 as compared to $77 million [$82 million pre-minority interest] recorded during 2005), as discussed below in Impact of Hurricane Katrina;

•

an increase of $144 million resulting from the favorable change in the charges recorded in connection with damages sustained from Hurricane Katrina ($12 million [$14 million pre-minority interest] recorded during 2006 as compared to $156 million [$165 million pre-minority interest] recorded during 2005), as discussed below in Impact of Hurricane Katrina;

•

a $10 million decrease due to a provision recorded during 2006 in connection with a wage and hour lawsuit filed against us in California that was settled during 2007 (see Item 3- Legal Proceedings), and;

•

a net $3 million decrease from other combined items such as the unfavorable change caused by the cessation of the combined income at our acute care facilities that were severely damaged and closed as a result of Hurricane Katrina in late August, 2005 and the net favorable change in the retroactive portion of supplemental reimbursements from certain states.

Behavioral Health Care Services

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2007 and 2006 (dollar amounts in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,105,011	100.0%	$1,028,776	100.0%
Operating charges:
Salaries, wages and benefits	546,567	49.5%	513,325	49.9%
Other operating expenses	206,013	18.6%	192,559	18.7%
Supplies expense	64,025	5.8%	60,819	5.9%
Provision for doubtful accounts	27,372	2.5%	20,507	2.0%
Depreciation and amortization	25,189	2.3%	22,126	2.2%
Lease and rental expense	16,166	1.5%	16,218	1.6%

	885,332	80.1%	825,554	80.2%

Income before interest expense, minority interests and income taxes	219,679	19.9%	203,222	19.8%
Interest expense, net	232	0.0%	274	0.0%
Minority interests in earnings (losses) of consolidated entities	(1,627)	(0.1%)	(949)	(0.0%)

Income before income taxes	$221,074	20.0%	$203,897	19.8%

On a same facility basis during 2007, as compared to 2006, net revenues at our behavioral health care facilities increased 7% or $76 million to $1.11 billion during 2007 as compared to $1.03 billion during 2006. Income before income taxes increased $17 million or 8% to $221 million or 20.0% of net revenues during 2007 as compared to $204 million or 19.8% of net revenues during 2006.

Inpatient admissions and patient days at these facilities each increased 4.3% during 2007, as compared to 2006. The average length of patient stay at these facilities was 16.7 days during each of 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 77% and 78% during 2007 and 2006.

On a same facility basis, net revenue per adjusted admission at these facilities increased 3.2% during 2007, as compared to 2006, and net revenue per adjusted patient day increased 3.1% during 2007, as compared to 2006. The increase in net revenues at our behavioral health care facilities during 2007, as compared to 2006, partially resulted from a scheduled increase in the Medicare prospective payment system rates.

The following table summarizes the results of operations for all our behavioral health care facilities for 2007 and 2006, including newly acquired facilities (amounts in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,146,078	100.0%	$1,028,967	100.0%
Operating charges:
Salaries, wages and benefits	572,279	49.9%	513,979	49.9%
Other operating expenses	215,365	18.8%	193,397	18.8%
Supplies expense	67,514	5.9%	61,027	5.9%
Provision for doubtful accounts	27,907	2.4%	20,507	2.0%
Depreciation and amortization	27,807	2.4%	22,154	2.2%
Lease and rental expense	16,531	1.4%	16,240	1.6%

	927,403	80.9%	827,304	80.4%

Income before interest expense, minority interests and income taxes	218,675	19.1%	201,663	19.6%
Interest expense, net	411	0.0%	274	0.0%
Minority interests in earnings (losses) of consolidated entities	(1,627)	(0.1%)	(949)	(0.1%)

Income before income taxes	$219,891	19.2%	$202,338	19.7%

During 2007, as compared to 2006, net revenues at our behavioral health care facilities (including newly acquired facilities), increased 11% or $117 million to $1.15 billion during 2007 as compared to $1.03 billion during 2006. The increase in net revenues was attributable to:

•	a $76 million increase in same facility revenues, as discussed above, and;

•	$41 million of revenues generated at facilities acquired and/or opened during 2007 and 2006.

Income before income taxes increased $18 million or 9% to $220 million or 19.2% of net revenues during 2007, as compared to $202 million or 19.7% of net revenues during 2006. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $17 million increase at our behavioral health facilities owned for more than a year, as discussed above;

•

a $2 million increase representing the portion of the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims attributable to our behavioral health facilities, as discussed above , and;

•	a $1 million decrease resulting from the aggregate net loss (net of aggregate income) generated at facilities acquired and/or opened during 2007 and 2006.

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

On a same facility basis, net revenue per adjusted admission at these facilities increased 5.6% during 2006, as compared to 2005, and net revenue per adjusted patient day increased 7.8% during 2006, as compared to 2005. The increase in net revenues at our behavioral health care facilities during 2006, as compared to 2005, partially resulted from a scheduled increase in the Medicare prospective payment system rates.

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

During 2006, as compared to 2005, net revenues at our behavioral health care facilities (including newly acquired facilities), increased 26% or $212 million. The increase in net revenues was attributable to:

•	a $67 million increase in same facility revenues, as discussed above, and;

•	$145 million of revenues generated at facilities acquired and/or opened during 2006 and 2005.

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

The following tables show the approximate percentages of net patient revenue during the past three years (excludes sources of revenues for all periods presented for divested facilities which are reflected as discontinued operations in our Consolidated Financial Statements) for: (i) our Acute Care and Behavioral Health Care Facilities Combined; (ii) our Acute Care Facilities, and; (iii) our Behavioral Health Care Facilities. Net patient revenue is defined as revenue from all sources after deducting contractual allowances and discounts from established billing rates, which we derived from various sources of payment for the years indicated.

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2007	2006	2005
Third Party Payors:
Medicare	24%	25%	28%
Medicaid	13%	13%	11%
Managed Care (HMO and PPOs)	45%	42%	41%
Other Sources	18%	20%	20%

Total	100%	100%	100%

	Percentage of Net Patient Revenues

Acute Care Facilities	2007	2006	2005
Third Party Payors:
Medicare	27%	29%	30%
Medicaid	9%	9%	8%
Managed Care (HMO and PPOs)	46%	41%	40%
Other Sources	18%	21%	22%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2007	2006	2005
Third Party Payors:
Medicare	15%	15%	19%
Medicaid	26%	25%	24%
Managed Care (HMO and PPOs)	41%	43%	46%
Other Sources	18%	17%	11%

Total	100%	100%	100%

Medicare:    Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons and persons with end-stage renal disease. All of our acute care hospitals and many of our behavioral health centers are certified as providers of Medicare services by the appropriate governmental authorities.

Amounts received under the Medicare program are generally significantly less than a hospital’s customary charges for services provided. Since a substantial portion of our revenues will come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in this program.

Under the Medicare program, for inpatient services, our general acute care hospitals receive reimbursement under the inpatient prospective payment system (“IPPS”). Under the IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s diagnosis related group (“DRG”). Every DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The DRG payment rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. This DRG assignment also affects the predetermined capital rate paid with each DRG. The DRG and capital payment rates are adjusted annually by the predetermined geographic adjustment factor for the geographic region in which a particular hospital is located and are weighted based upon a statistically normal distribution of severity. While we generally will not receive payment from Medicare for inpatient services, other than the DRG payment, a hospital may qualify for an “outlier” payment if a particular patient’s treatment costs are extraordinarily high and exceed a specified threshold.

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2007, 2006 and 2005, the update factors were 3.4%, 3.7% and 3.3%, respectively. For 2008, the update factor is 3.3%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods.

In August 2006, CMS finalized new provisions for the hospital IPPS for the upcoming federal fiscal year, which included a significant change in the manner in which it determines the underlying relative weights used to calculate the DRG payment amount. For federal fiscal year 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination. This change is to phase-in ratably over three years with full phase-in to be completed in federal fiscal year 2009.

On August 1, 2007, CMS issued a final rule revising Medicare payment and policy under the hospital IPPS for federal fiscal year 2008. These changes, which were first proposed in April 2007, will restructure the inpatient DRGs to account more fully for the severity of patient illness. Specifically, the final rule creates 745 new severity-adjusted DRGs to replace the current 538 DRGs. As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill. Based on public comments, the new severity-adjusted DRGs will be phased in over two years, rather than the one year suggested in the April 2007 proposed rule.

The August 2007 final rule also includes important provisions to ensure that Medicare no longer pays for the additional costs of certain preventable conditions (including certain infections) acquired in the hospital. In addition, the rule expands the list of publicly reported quality measures that hospitals would need to report in calendar year 2008 in order to qualify for the full market basket update in federal fiscal year 2009, and reduces Medicare’s payment when a hospital replaces a device that is supplied to the hospital at no or reduced cost.

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

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and will scale back cuts in hospital reimbursement that CMS was set to impose under the final rule for the IPPS for federal fiscal year 2008. CMS planned on reducing the standardized amount by 1.2% in 2008 and 1.8% in 2009 to account for expected changes in coding practices by hospitals in response to the CMS implementation of the new Medicare-Severity Diagnosis Related Group system for inpatient hospitals. The new law cuts these reductions by 0.6% in 2008 and 0.9% in 2009.

We continue to evaluate this final rule and are therefore not yet able to determine the ultimate impact on our acute care hospitals’ Medicare reimbursements. However, we estimate that, including the wage index changes and outlier impact, our overall Medicare rate increase will be approximately 2.5% to 3.0%.

Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established the outpatient prospective payment system for outpatient hospital services provided on or after August 1, 2000 (“OPPS”). Under the OPPS, CMS pays for hospital outpatient services on a rate-per-service basis that varies according to the ambulatory payment classification (“APC”) group to which the service is assigned. The OPPS rate is an unadjusted national payment amount that includes the Medicare payment and the beneficiary co-payment. Special payments under the OPPS may be made for certain new technology items and services through transitional pass-through payments and special reimbursement rates.

On November 1, 2007, CMS released a final rule with comment period updating the hospital OPPS. The rule is effective for those services furnished in calendar year 2008, by general acute care hospitals, inpatient rehabilitation facilities, inpatient psychiatric facilities and long-term acute care hospitals. CMS estimates that hospitals will receive an overall average increase of 3.8 percent in Medicare payments for outpatient services in 2008, after accounting for the annual market basket update and other factors that typically affect the level of payments. Changes in the final rule including providing larger payment bundles for certain OPPS services which will, in CMS’s estimation, provide hospitals with more flexibility in managing their resources. The rule also updates the payment rates for the revised ambulatory surgical center payment system, beginning in 2008.

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare IPPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number patients with these specific medical conditions, often referred to as the “75 Percent Rule.” Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. The IRF qualifying thresholds are 65% in 2007 and 75% in 2008.

Psychiatric hospitals have also traditionally been excluded from the IPPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contains provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period and will be fully implemented for our behavioral health facilities by June 30, 2008. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. In May 2006, CMS published its annual increase to the federal component of the Psych PPS per diem rate. This increase includes the effects of market basket updates resulting in a 4.5% increase in total payments for Rate Year 2007, covering the period of July 1, 2006 to June 30, 2007. According to the May, 2007 CMS notice, the market basket increase is 3.2% for the period of July 1, 2007 through June 30, 2008. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In connection with this program, we earned revenues of $21 million during 2007, $22 million during 2006 and $19 million during 2005. At this time, we believe we will be entitled to revenues of approximately $19 million during 2008 in connection with this program.

In July, 2006, CMS retroactively approved to June 11, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program was subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In connection with this program, we earned revenues of $11 million during 2007 (before $9 million reduction recorded during 2007 to establish a reserve for the 2006 and 2005 supplemental payments, as discussed below), $13 million during 2006 and $1 million during 2005. At this time, we believe we will be entitled to revenues of approximately $9 million during 2008 in connection with this program.

As part of the CMS routine retroactive review of a new Texas Medicaid state plan amendment (“SPA”) that pertains to the Medicaid supplemental payment programs for Hidalgo and Webb counties, CMS has indicated that certain IGTs related to this retroactive SPA approval may be ineligible for federal matching dollars which were used to fund the programs. In the anticipation of a possible CMS retroactive IGT ineligibility determination, we recorded a charge of $9 million during 2007 to establish a reserve for potential CMS action related to these Medicaid supplemental payments applicable to state fiscal years 2005 and 2006. The CMS final decision on this matter will likely occur during 2008.

In October, 2007, we were notified by the Texas Health and Human Services Commission (“HHSC”) that CMS deferred approximately 25% of the federal financial participation (“FFP”) on Medicaid supplemental payments made to private hospitals during the second calendar quarter of 2007 pursuant to two SPAs approved by CMS in July and September of 2006. This deferral applies to our acute care hospitals that operate in Hildalgo, Maverick and Webb counties. During this deferral period, the HHSC will provide information to CMS in response to their concerns that a certain amount of the state’s expenditures claimed for FFP were not allowable according to federal regulations. We are unable to predict the CMS final decision regarding whether any state expenditures will be deemed allowable for FFP. The CMS decision on this FFP will likely occur by mid-year 2008. Should the current programs remain in effect, we estimate that our hospitals in these counties will be entitled to reimbursements of approximately $7 million annually.

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

As directed by Texas Senate Bill 10, the HHSC is currently drafting a Medicaid Reform Waiver (“Waiver”) proposal that would create a newly established Healthcare Opportunity Pool that could become effective as early as September 1, 2008, however, it requires CMS’s approval prior to implementation. The overall Waiver program design will be budget neutral on a statewide basis but individual hospitals, including those owned and operated by us, could be either favorably or adversely impacted. Although, at this time, we are unable to estimate the impact of the Waiver program on our future operating results, we can give no assurance that this Waiver program will not have a material adverse effect on our future results of operations.

Managed Care:    A significant portion of our net patient revenues are generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare (referred to as Medicare Part C or Medicare Advantage) and Medicaid programs. In general, we expect the percentage of our business from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of our facilities vary among the markets in which we operate. Typically, we receive lower payments per patient from managed care payors than we do from traditional indemnity insurers, however, during the past few years we have secured price increases from many of our commercial payors including managed care companies.

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

Other Sources:    Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospital’s indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are offered substantial discounts in an effort to settle their outstanding account balances. In addition, effective January 1, 2006, we implemented a formal uninsured discount policy for our acute care hospitals which had the effect of lowering both our provision for doubtful accounts and net revenues during 2006 and 2007 but did not materially impact net income in either year.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2008 fiscal years (covering the period of September 1, 2007 through August 31, 2008 for Texas and October 1, 2007 through September 30, 2008 for South Carolina). Included in our financial results was an aggregate of $41 million during 2007, $43 million during 2006 and $38 million during 2005. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In February 2003, the Office of the Inspector General of the Department of Health and Human Services published a report indicating that Texas Medicaid may have overpaid Texas hospitals for DSH payments. To date, no actions to follow up on this report have had any material impact on our Texas hospitals.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $34 million in each of 2007, 2006 and 2005. Combined income before income taxes from these entities was $4 million during 2007, $5 million during 2006 and $3 million during 2005.

Interest expense was $52 million during 2007, $33 million during 2006 and $33 million during 2005. The $19 million increase during 2007, as compared to 2006, was due primarily to a $345 million increase in our average outstanding borrowings under our revolving credit and demand notes and accounts receivable securitization program. For additional disclosure, see Note 4 to the Consolidated Financial Statements—Long Term Debt.

Below is a schedule of our interest expense during 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Revolving credit & demand notes	$23,396	$5,825	$3,986
$200 million, 6.75% Senior Notes due 2011	13,510	13,500	13,500
$250 million, 7.125% Senior Notes due 2016	17,899	8,956	—
Accounts receivable securitization program	2,879	—	—
Convertible debentures, 5.00%	—	7,791	15,145
Other combined, including interest rate swap expense, net of income	4,232	1,667	1,654
Capitalized interest on major construction projects	(9,230)	(3,403)	—
Interest income	(1,060)	(1,778)	(1,352)

Interest expense, net	$51,626	$32,558	$32,933

The effective tax rate was 38.0% during 2007, 37.1% during 2006 and 36.2% during 2005. The increase in our effective tax rate during 2007, as compared to 2006, resulted primarily from an increase in the effective state income tax rate. The increase in our effective tax rate during 2006, as compared to 2005, resulted from: (i) the unfavorable impact resulting from an increase in the effective state income tax rate; (ii) the unfavorable impact resulting from the non-deductible $5 million charge incurred during 2006 in connection with the William & Mary Funding, and; (iii) the favorable impact resulting from a $3 million favorable adjustment to reduce reserves due to the expiration of statute of limitations in a foreign jurisdiction.

Discontinued Operations

During 2005, we sold acute care hospitals and related businesses, surgery and radiation therapy centers and the assets of a closed women’s hospital, as listed below. The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for each period presented.

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

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
		(000s)
Net revenues	$32	$216	$165,967

(Loss)/income from operations	$(213)	$(217)	$3,355
Gains on divestitures	—	—	190,558

(Loss)/income from discontinued operations, pre-tax	(213)	(217)	193,913
Income tax benefit/(expense)	81	81	(62,911)

(Loss) Income from discontinued operations, net of income tax expense	$(132)	$(136)	$131,002

Impact of Hurricane Katrina

In August, 2005, our Methodist Hospital and Lakeland Medical Pavilion, each located in New Orleans, Louisiana, and our Chalmette Medical Center and Virtue Street Pavilion, each located in Chalmette, Louisiana, were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to evaluate the likely recovery period for the surrounding communities. The Chalmette Medical Center building has been razed as a result of the hurricane damage sustained.

Hurricane related expenses:

Included in our financial results during each of the last three years were the net hurricane related expenses consisting of the following (amounts in thousands):

	2007	2006	2005
Property write-down (A)	$—	$11,124	$53,609
Accrued payable to the Trust based on independent appraisals	—	—	23,964	(B)
Increase in/(recovery of) provision for doubtful accounts and allowance for unbilled revenue (C)	(312)	(8,438)	20,836
Provision for asset impairment	—	—	19,561	(D)
Post-Hurricane salaries, wages and benefits paid to employees of affected facilities	—	—	17,064	(E)
Building remediation expenses (F)	—	7,779	16,840
Other expenses, net of gain (G)	526	3,327	13,154

Subtotal—pre-tax, pre-minority interest net Hurricane-related expenses	214	13,792	165,028
Less: Minority interests in Hurricane-related expenses	—	(1,721)	(9,228)

Subtotal—pre-tax Hurricane-related expenses	214	12,071	155,800
Income tax benefit	(81)	(4,499)	(56,758)

After-tax Hurricane-related expenses	$133	$7,572	$99,042

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the $54 million of write-downs recorded during 2005 were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility. The property write-down charge of $11 million recorded during 2006 related primarily to the equipment at Methodist Hospital, the carrying-value of which has been reduced to zero since the equipment has either been disposed of or will likely require refurbishment and certification before being placed into service.

B.	Consists of our liability in connection with the lease in effect at the time of the hurricane covering the majority of the real estate assets of Chalmette Medical Center (“Chalmette”) which, prior to Hurricane Katrina, were leased by us from Universal Health Realty Income Trust (the “Trust”). During 2006, as discussed above, we completed the asset exchange and substitution agreement with the Trust whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for additional real property assets at our Wellington Regional Medical Center, The Bridgeway and Southwest Healthcare System-Inland Valley Campus, in satisfaction of the obligations under the Chalmette lease.
C.	The amount recorded during 2005 represents an increase in provision for doubtful accounts to fully reserve for all accounts receivable outstanding for each facility as of December 31, 2005 since the Hurricane left many patients without the financial resources required to pay bills. In addition, a provision was recorded during 2005 to fully reserve for all net patient revenue that was unbilled at the time of the Hurricane. During 2007 and 2006, we collected $312,000 and $8.4 million, respectively, of the previously reserved accounts.
D.	Consists of asset impairment charges recorded during 2005 resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.
E.	Consists of salaries, wages and benefits expense for employees of affected facilities during the post-Hurricane period through December 31, 2005. Most of the employees of these facilities had their employment terminated in early-October, 2005, although certain benefits continued through December 31, 2005.
F.	Consists of expenses incurred in connection with remediation of the Hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.
G.	Consists of various other expenses related to the Hurricane and its aftermath including expenses incurred in connection with the patients, employees and property of each facility. Also included during 2006 was a $2.6 million pre-tax gain realized by us from the repurchase of the minority member’s 10% ownership interest in the Methodist Hospital and Lakeland Medical Pavilion facilities.

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

Professional and General Liability Claims and Property Insurance

Effective January 1, 2008, most of our subsidiaries became self-insured for malpractice exposure up to $10 million per occurrence, as compared to $20 million per occurrence in the prior year. We purchased several excess policies through commercial insurance carriers which provide for coverage in excess of $10 million up to $195 million per occurrence and in the aggregate. However, we are liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

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

As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of December 31, 2007. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of December 31, 2007. We may be entitled to receive reimbursement from state guaranty funds and/or the commercial carrier’s estate for certain claims paid by us. Included in other assets was $2 million as of December 31, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with payment of these claims.

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

Effects of Inflation and Seasonality

Seasonality—Our business is typically seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in our hospitals during those months.

Inflation—Although inflation has not had a material impact on our results of operations over the last three years, the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs which tend to escalate as vendors pass on the rising costs through price increases. Our acute care and behavioral health care facilities are experiencing the effects of a shortage of skilled nursing staff nationwide, which has caused and may continue to cause an increase in salaries, wages and benefits expense in excess of the inflation rate. Although we cannot predict our ability to continue to cover future cost increases, we believe that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. However, our ability to pass on these increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.

Liquidity

Year ended December 31, 2007 as compared to December 31, 2006:

Net cash provided by operating activities

Net cash provided by operating activities was $348 million during 2007 as compared to $169 million during 2006. The $179 million net increase was primarily attributable to the following:

•

a favorable net change of $23 million due primarily to: (i) a favorable $45 million change due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets, hurricane insurance recoveries and hurricane related expenses), and; (ii) an unfavorable $21 million change in accrued insurance expense, net of commercial premiums paid, resulting primarily from the previously mentioned $18 million reduction to our prior year reserves for professional and general liability self-insured claims recorded during 2007;

•

a favorable change of $82 million in accounts receivable, which includes: (i) the favorable change resulting from the collection during 2007 of $45 million of Texas upper payment limit and disproportionate share hospital receivables outstanding as of December 31, 2006; (ii) a favorable change of $18 million resulting from the collection during 2007 of Medicaid supplemental payment program escrow accounts for our Texas hospitals that were funded during 2006, and; (iii) $19 million of other combined favorable changes;

•

a favorable change of $121 million in accrued and deferred income taxes resulting from: (i) the $84 million of income tax payments made during 2006 that related to 2005 federal income taxes that were deferred pursuant to an Internal Revenue Service granted postponement of income tax payments to companies that owned Hurricane Katrina-affected businesses in the most severely damaged parishes of Louisiana; (ii) the income tax provision of approximately $6 million recorded during 2007 on the $18 million reduction to our accrual for general and professional liability claims ($16 million after minority interest), and; (iii) $31 million of other combined favorable changes;

•	an unfavorable change of $45 million in other working capital accounts due primarily to the timing of certain accrued payroll and accounts payable disbursements, and;

•	$2 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”):    Our DSO are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Without adjustment, our DSO were 48 days in 2007, 52 days in 2006 and 46 days in 2005. After adjusting our December 31, 2006 accounts receivable balance to deduct: (i) the $45 million of combined receivables related to the Texas upper payment limit and disproportionate share hospital receivables, which were paid to us during 2007; (ii) the $18 million receivable resulting from the funding of the Medicaid supplemental payment program escrow accounts for our Texas hospitals which we received during 2007, and; (iii) the $6 million construction contract receivable outstanding as of December 31, 2006 in connection with our management of a newly constructed acute care facility for an unaffiliated third-party, our adjusted DSO for 2006 were 47 days.

Net cash used in investing activities

Net cash used in investing activities was $450 million during 2007 as compared to $278 million during 2006.

2007:

The $450 million of net cash used in investing activities during 2007 consisted of $340 million spent on capital expenditures, $102 million spent on the acquisition of businesses and real property, $15 million spent to purchase minority ownership interests in majority owned businesses and $7 million received for the sale of vacant property.

2007 Capital Expenditures:

During 2007, we spent $340 million to finance capital expenditures, including the following:

•	construction costs related to the newly constructed 165-bed acute care hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008;

•	construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which was completed and opened during the second quarter of 2007;

•	construction costs related to a newly constructed 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened in 2009;

•	construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2007 Acquisitions of Businesses:

During 2007, we spent $102 million on the acquisition of businesses and real property, including the following:

•

the acquisition of certain assets of Texoma Healthcare System located in Texas, including a 153-bed acute care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation;

•	the acquisition of previously leased real property assets of a behavioral health facility located in Ohio;

•	the acquisition of a 52-bed behavioral health facility located in Delaware;

•	the acquisition of a 102-bed behavioral health facility located in Pennsylvania, and;

•	the acquisition of a 78-bed behavioral health facility located in Utah.

In connection with our January, 2007 acquisition of certain assets of Texoma Healthcare System located in Denison, Texas, including the 153-bed acute-care hospital, we are committed to build a 220-bed replacement facility within three years of the closing date. As of December 31, 2007, we have spent $9 million in connection with construction of this replacement facility which we expect to cost approximately $138 million.

Also during 2007, we spent $15 million to acquire the remaining 10% minority ownership interest in a limited liability company (“LLC”) that owns Methodist Hospital and Lakeland Medical Pavilion located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina. Pursuant to the terms of the LLC agreement, the third-party, minority member had certain “put rights” which they elected to exercise thereby requiring us to purchase their ownership interest at the minority member’s initial contribution in each facility. In addition, we received $7 million of combined cash processed in connection with the sale of vacant property located in Texas and Kentucky.

2006:

The $278 million of net cash used in investing activities during 2006 consisted of $341 million spent on capital expenditures and $82 million spent on the acquisition of businesses, less the $145 million of hurricane insurance proceeds received as a result of damage sustained from Hurricane Katrina, as discussed above:

2006 Capital Expenditures:

During 2006, we spent $341 million to finance capital expenditures, including the following:

•	construction costs related to the newly constructed 165-bed acute care hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008;

•	construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which was completed and opened during the second quarter of 2007;

•	construction costs related to a newly constructed 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened in 2009;

•	construction costs related to the newly constructed 120-bed children’s facility in Edinburg, Texas which was completed and opened during 2006;

•	construction costs related to the newly constructed 134-bed replacement behavioral health facility in McAllen, Texas which was completed and opened during 2006;

•	construction costs related to the newly constructed 104-bed acute care hospital in Eagle Pass, Texas which was completed and opened during 2006;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2006 Acquisitions of Businesses:

During 2006, we spent $82 million on the acquisition of businesses, including the following:

•	the assets of two closed behavioral health care facilities located in Florida and Georgia which are being renovated and are scheduled to open during 2008;

•	acquisition of a 128-bed behavioral health facility in Utah;

•	acquisition of the assets of an 86-bed behavioral health facility in Colorado which was renovated and opened in 2007;

•	acquisition of a medical office building in Nevada, and;

•	acquisition of a 77-bed behavioral health care facility located in Kentucky.

Net cash provided by/used in financing activities

Net cash provided by financing activities was $102 million during 2007 as compared to $116 million during 2006.

2007:

The $102 million of net cash provided by financing activities consisted of the following:

•	generated $183 million of proceeds generated from borrowings pursuant to our $200 million accounts receivable securitization program that commenced during 2007;

•	spent $9 million for debt repayments, including net debt repayments pursuant to our $800 million revolving credit facility;

•	spent $74 million to repurchase 1.45 million shares of our Class B Common Stock;

•	spent $17 million to pay an $.08 per share quarterly dividend;

•

received $17 million of capital contributions from minority members consisting primarily of capital contributions received from a third-party for their share of costs related to a newly constructed and recently opened acute care facility in Las Vegas, Nevada, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2006:

The $116 million of net cash provided by financing activities consisted of the following:

•	generated $249 million of net proceeds (net of underwriting discount) from the issuance of $250 million of senior notes which have a 7.125% coupon rate and will mature on June 30, 2016;

•	generated $245 million of net proceeds from additional borrowings pursuant to our revolving credit facility and our short term credit facility which is payable on demand;

•

spent $35 million for repayments of debt consisting primarily of $31 million spent on the redemption of a portion of our outstanding convertible debentures that were due in 2020 prior to our exercise of our call option in June of 2006;

•	spent $350 million to repurchase approximately 6.5 million shares of our Class B Common Stock;

•	spent $17 million to pay quarterly cash dividends of $.08 per share;

•

received $17 million of capital contributions from a third-party minority member for their share of costs related to a newly constructed and recently opened acute care facility in Las Vegas, Nevada, and;

•	generated $7 million of net cash from other financing activities.

Year ended December 31, 2006 as compared to December 31, 2005:

Net cash provided by operating activities

Net cash provided by operating activities was $169 million during 2006 as compared to $425 million during 2005. The $256 million net decrease was primarily attributable to the following:

•

an unfavorable change of $107 million in accounts receivable due primarily to: (i) an unfavorable change of $40 million due to an increase in the Texas upper payment limit and disproportionate share hospital receivables during 2006, which were paid to us during 2007; (ii) an unfavorable change of $18 million due to the funding of the Medicaid supplemental payment program escrow accounts for our Texas hospitals which we received 2007; (iii) an unfavorable change of $23 million due to an increase in the combined accounts receivable at our four acute care hospitals located in Las Vegas, Nevada due primarily to an increase in patient volumes and net revenues during 2006, as compared to 2005; (iv) an unfavorable change of $6 million due to a construction contract receivable outstanding as of December 31, 2006 in connection with our management of a newly constructed acute care facility for an unaffiliated third-party, and; (v) $20 million of other combined net unfavorable changes partially due to the favorable changes in accounts receivable occurring during 2005 as a result of lower accounts receivable balances for our Louisiana hospitals that were damaged and closed as a result of Hurricane Katrina and from additional government supplemental reimbursements received during the third quarter of 2005;

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

Income taxes:    As a result of Hurricane Katrina, the Internal Revenue Service (“IRS”) granted a postponement of payment relief to companies that owned Hurricane Katrina-affected businesses in the most severely damaged parishes of Louisiana. Since four of our facilities were severely damaged and closed as a result of Hurricane Katrina (and remain closed), we qualified for the income tax postponement until the third quarter of 2006. During 2006, we paid $263 million of income taxes, $84 million of which related to 2005 federal income taxes that were previously deferred pursuant to the above mentioned IRS postponement. As of December 31, 2006, no income tax payments remained deferred pursuant to the IRS postponement.

Days sales outstanding (“DSO”):    Our DSO are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Without adjustment for any of the above mentioned items included in our accounts receivable as of December 31, 2006, our DSO were 52 days in 2006 and 46 days in 2005. After adjusting our December 31, 2006 accounts receivable balance to deduct: (i) the $45 million of combined receivables related to the Texas upper payment limit and disproportionate share hospital receivables which were repaid to us during 2007; (ii) the $18 million receivable resulting from the funding of the Medicaid supplemental payment program escrow accounts for our Texas hospitals which we received during 2007, and; (iii) the $6 million construction contract receivable recorded in connection with our management of a newly constructed acute care facility for an unaffiliated third-party, our adjusted DSO for 2006 were 47 days.

Net cash used in investing activities

Net cash used in investing activities was $278 million during 2006 as compared to $46 million during 2005. As mentioned above, during 2006, we spent $341 million on capital expenditures and $82 million on the acquisition of businesses. We also received $189 million of hurricane insurance proceeds during 2006, of which, $145 million is included in net cash provided by investing activities, as discussed above in Hurricane Insurance Proceeds Received.

2005:

The $46 million of net cash used in investing activities during 2005 consisted of $241 million spent on capital expenditures, $281 million spent on the acquisition of businesses, $401 million of cash proceeds received from sales of assets and businesses and $75 million of Hurricane insurance recoveries received, as follows:

2005 Capital Expenditures:

During 2005, we spent $241 million to finance capital expenditures, including the following:

•	Construction costs related to the 108-bed replacement facility for our Fort Duncan facility in Eagle Pass, Texas which was completed and opened during 2006;

•	Construction costs related to the 120-bed children’s facility located in Edinburg, Texas which was completed and opened during 2006;

•	Construction costs related to the 134-bed replacement behavioral health facility located in McAllen, Texas which was completed and opened during 2006;

•	Construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which was completed and opened during 2007;

•	Construction costs related to additional capacity added to our Aiken Regional Medical Center in Aiken, South Carolina;

•	Construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	Capital expenditures for equipment, renovations and new projects at various existing facilities.

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

Net cash provided by/used in financing activities

Net cash provided by financing activities was $116 million during 2006 as compared to net cash used in financing activities of $405 million during 2005. The factors contributing to the $116 million of net cash provided by financing activities during 2006 are detailed above.

2005:

The $405 million of net cash used in financing activities during 2005 consisted of the following:

•	spent $150 million on net debt repayments ($158 million of debt repayments less $8 million of additional borrowings) consisting primarily of repayments under our revolving credit facility;

•	spent $249 million to purchase 4.46 million shares of our Class B Common Stock;

•	spent $18 million to pay an $.08 per share quarterly cash dividend, and;

•	received $12 million of other net cash from financing activities due primarily to the issuance of common stock in connection with various employee stock incentive plans.

2008 Expected Capital Expenditures:

During 2008, we expect to spend approximately $400 million to $425 million on capital expenditures, including approximately $240 million related to expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at December 31, 2007. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from $650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2007, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of December 31, 2007, we had $333 million of borrowings outstanding under our revolving credit agreement and $408 million of available borrowing capacity, net of $44 million of outstanding letters of credit and $15 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution. Outstanding borrowings pursuant to the short-term, on-demand credit facility which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of December 31, 2007, we had $183 million of borrowings outstanding pursuant to this program and $17 million of available borrowing capacity.

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

The average amounts outstanding during 2007, 2006 and 2005 under the revolving credit, demand notes and accounts receivable securitization program were $435 million, $90 million and $84 million, respectively, with corresponding effective interest rates of 6.0%, 6.4% and 4.7% including commitment and facility fees. The maximum amounts outstanding at any month-end were $531 million in 2007, $352 million in 2006 and $252 million in 2005. The effective interest rate on our revolving credit, demand notes and accounts receivable securitization program, including the respective interest expense/income on designated interest rate swaps, was 5.9% in 2007, 6.4% in 2006 and 4.7% in 2005.

Our total debt as a percentage of total capitalization was 40% at December 31, 2007 and 37% at December 31, 2006. Covenants related to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2007.

The fair value of our long-term debt at December 31, 2007 and 2006 was approximately $1.05 billion and $841 million, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2007 totaled $87 million consisting of: (i) $82 million related to our self-insurance programs; (ii) $4 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

Obligations under operating leases for real property, real property master leases and equipment amount to $143 million as of December 31, 2007. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2011 and 2014. These leases contain up to four 5-year renewal options.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2007:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (a)	$1,011,902	$3,116	$10,987	$732,074	$265,725
Estimated future interest payments on debt outstanding as of December 31, 2007 (b)	334,327	72,495	129,102	61,034	71,696
Construction commitments (c)	237,885	101,000	136,885	—	—
Purchase and other obligations (d)	107,564	32,976	37,046	37,542	—
Operating leases (e)	142,654	40,187	57,293	29,755	15,419
Estimated future defined benefit pension plan and other retirement plan payments (f)	238,110	6,641	8,937	10,226	212,306

Total contractual cash obligations	$2,072,442	$256,415	$380,250	$870,631	$565,146

(a)	Includes capital lease obligations.
(b)	Assumes that all debt outstanding as of December 31, 2007, including borrowings under our revolving credit agreement, demand note and accounts receivable securitization program remain outstanding until the final maturity of the debt agreements at the same interest rates which were in effect as of December 31, 2007. We have the right to repay borrowings, upon short notice and without penalty, pursuant to the terms of the revolving credit agreement, demand note and accounts receivable securitization program.
(c)

Estimated cost to complete construction of: (i) a new 171-bed acute care facility located in Palmdale, California, and; (ii) a new 220-bed replacement acute care facility in Denison, Texas. We are required to build the facility in Palmdale, California pursuant to an agreement with a third-party. As of December 31, 2007, we have spent $43 million in connection with the construction of this facility which we expect to be completed and opened in 2009. In connection with our January, 2007 acquisition of certain assets of Texoma Healthcare System, we are committed to build a 220-bed replacement acute care facility in Denison, Texas within three years of the closing date. As of December 31, 2007, we have spent $9 million in connection with construction of this replacement facility. In addition to the projects mentioned above, we had various other projects under construction as of December 31, 2007 with estimated additional cost to complete and equip of approximately $139 million. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for the amounts contractually committed to a third-party.
(d)	Consists of: (i) a $89 million minimum obligation pursuant to a contract that expires in 2012, that provides for certain data processing services at our acute care and behavioral health facilities; (ii) a $4 million commitment payable over a one-year period for a clinical application license fee; (iii) an $11 million liability for physician commitments recorded in connection with the adoption of FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), and; (iv) a $3 million commitment payable over a four-year period in connection with the William & Mary Funding. See Note 1 to the Consolidated Financial Statements for additional disclosure related to FIN 45-3.
(e)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2007 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(f)	Consists of $222 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2086), as disclosed in Note 10 to the Consolidated Financial Statements, and $16 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2007 was a $12 million liability recorded in connection with the non-contributory, defined benefit pension plan and a $10 million liability recorded in connection with the other retirement plan.

As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities and $226 million is included in other non-current liabilities. We exclude the $258 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please see Professional and General Liability Claims and Property Insurance above for additional disclosure related to our professional and general liability claims and reserves.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by, from time to time, entering into interest rate swap transactions. From time to time, we may enter into interest rate swap agreements that require us to pay fixed and receive floating interest rates or to pay floating and receive fixed interest rates over the life of the agreements. We may also, from time to time, enter into treasury locks (“T-Locks”) to protect from a rise in the yield of the underlying treasury security for a forecasted bond issuance.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010.

As of December 31, 2006 and 2005, we had no U.S. dollar denominated interest rate swaps. During the second quarter of 2006, in connection with the issuance of the $250 million of senior notes (“Notes”) which have a 7.125% coupon rate and mature on June 30, 2016, we entered into T-Locks, with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income (net of income taxes) and is being amortized over the life of the 10-year Notes.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2007. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of long-term debt was determined based on market prices quoted at December 31, 2007, for the same or similar debt issues.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,616	$1,521	$1,440	$200,347	$301	$255,525	$461,750
Average interest rates	7.0%	7.0%	7.0%	7.0%	7.2%	7.2%	7.0%
Variable rate:
Debt	$500	$7,270	$756	$531,426	$—	$10,200	$550,152
Average interest rates	6.1%	7.1%	5.8%	5.7%	—	3.6%	5.7%
Interest rate swaps:
Notional amount	—	—	$25,000	$50,000	$75,000	—	$150,000
Average interest rates	—	—	4.9%	4.9%	4.8%	—	4.8%

As calculated based upon our variable rate debt outstanding as of December 31, 2007 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $4 million.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Common Stockholders’ Equity, and Consolidated Statements of Cash Flows, together with the reports of PricewaterhouseCoopers LLP and KPMG LLP, independent registered public accounting firms, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Financial Statement Schedule.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

As of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2007, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007. See also “Executive Officers of the Registrant” appearing in Item I hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007. See also “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in Item 5 hereof.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 14.	Principal Accounting Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

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

10.1* Employment Agreement, dated as of December 27, 2007, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 27, 2007, is incorporated herein by reference.

10.2 Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc., previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 1986, is incorporated herein by reference.

10.3 Agreement, dated December 3, 2007, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.16* Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

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

10.29 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.30 Amendment No. 2 to the Credit Agreement, dated as of April 13, 2007 by and among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank, N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2007, is incorporated herein by reference.

10.31 Credit and Security Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.32 Form of Receivables Sale Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.33 Form of Performance Undertaking, dated as of August 31, 2007, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 6, 2007 is incorporated herein by reference.

11 Statement regarding computation of per share earnings is set forth in Note 1 of the Notes to the Consolidated Financial Statements.

21 Subsidiaries of Registrant.

23.1 Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.

23.2 Consent of Independent Registered Public Accounting Firm-KPMG LLP.

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

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 28, 2008

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	February 28, 2008

/s/ JOHN H. HERRELL John H. Herrell	Director	February 28, 2008

/s/ JOHN F. WILLIAMS, JR., M.D. John F. Williams, Jr., M.D.	Director	February 28, 2008

/s/ LEATRICE DUCAT Leatrice Ducat	Director	February 28, 2008

/s/ ROBERT A. MEISTER Robert A. Meister	Director	February 28, 2008

/s/ RICK SANTORUM Rick Santorum	Director	February 28, 2008

/s/ MARC D. MILLER Marc D. Miller	Director	February 28, 2008

/s/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2008

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm on 2007 Consolidated Financial Statements and Schedule and effectiveness of internal control over financial reporting	84
Report of Independent Registered Public Accounting Firm on 2006 and 2005 Consolidated Financial Statements and Schedule	85
Consolidated Statements of Income for the three years ended December 31, 2007	86
Consolidated Balance Sheets as of December 31, 2007 and 2006	87
Consolidated Statements of Common Stockholders’ Equity for the three years ended December 31, 2007	88
Consolidated Statements of Cash Flows for the three years ended December 31, 2007	89
Notes to Consolidated Financial Statements	90
Supplemental Financial Statement Schedule II: Valuation and Qualifying Accounts	124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Health Services, Inc.:

In our opinion, the 2007 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. and its subsidiaries (the Company) at December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Universal Health Services, Inc.:

We have audited the 2006 and 2005 consolidated financial statements of Universal Health Services, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the 2006 and 2005 consolidated financial statements, we also have audited the 2006 and 2005 financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Health Services, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations on January 1, 2006; the Company also adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as discussed in note 10 to the consolidated financial statements as of December 31, 2006.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 28, 2007

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net revenues	$4,751,005	$4,191,300	$3,935,480
Operating charges:
Salaries, wages and benefits	2,039,676	1,797,587	1,625,996
Other operating expenses	997,807	936,958	921,118
Supplies expense	675,757	556,702	489,999
Provision for doubtful accounts	415,961	349,030	368,058
Depreciation and amortization	183,281	163,694	155,478
Lease and rental expense	68,253	64,060	60,790
Hurricane related expenses, net	214	13,792	165,028
Hurricane insurance recoveries	—	(13,792)	(81,709)

	4,380,949	3,868,031	3,704,758

Income before interest expense, hurricane recoveries in excess of expenses, minority interests and income taxes	370,056	323,269	230,722
Interest expense, net	51,626	32,558	32,933
Hurricane insurance recoveries in excess of expenses	—	(167,999)	—
Minority interests in earnings of consolidated entities	43,361	46,238	25,645

Income before income taxes	275,069	412,472	172,144
Provision for income taxes	104,550	152,878	62,301

Income from continuing operations	170,519	259,594	109,843
(Loss) income from discontinued operations, net of income tax (benefit) expense of ($81) during 2007, ($81) during 2006 and $62.9 million during 2005	(132)	(136)	131,002

Net income	$170,387	$259,458	$240,845

Basic earnings per share:
From continuing operations	$3.19	$4.76	$1.98
From discontinued operations	—	—	2.35

Total basic earnings per share	$3.19	$4.76	$4.33

Diluted earnings (loss) per share:
From continuing operations	$3.18	$4.57	$1.91
From discontinued operations	—	(0.01)	2.09

Total diluted earnings per share	$3.18	$4.56	$4.00

Weighted average number of common shares—basic	53,381	54,557	55,658
Add: Shares for conversion of convertible debentures	—	3,117	6,577
Other share equivalents	188	234	412

Weighted average number of common shares and equivalents—diluted	53,569	57,908	62,647

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,354	$14,939
Accounts receivable, net	627,186	595,009
Supplies	72,399	64,532
Deferred income taxes	23,153	34,913
Other current assets	35,755	19,113

Total current assets	774,847	728,506

Property and Equipment
Land	221,983	201,783
Buildings and improvements	1,585,985	1,356,437
Equipment	853,763	780,019
Property under capital lease	38,584	31,005

	2,700,315	2,369,244
Accumulated depreciation	(1,112,415)	(980,124)

	1,587,900	1,389,120
Construction-in-progress	346,016	295,965

	1,933,916	1,685,085
Other assets:
Goodwill	750,395	719,991
Deferred charges	8,257	7,262
Other	141,242	136,198

	899,894	863,451

	$3,608,657	$3,277,042

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$3,116	$1,938
Accounts payable	175,222	190,159
Accrued liabilities
Compensation and related benefits	122,562	107,607
Interest	5,557	3,414
Taxes other than income	16,083	18,371
Other	165,171	171,758
Current federal and state income taxes	—	9,204

Total current liabilities	487,711	502,451

Other noncurrent liabilities	344,755	340,815
Minority interests	210,184	174,061
Long-term debt	1,008,786	821,363
Deferred income taxes	40,022	35,888
Commitments and contingencies
Common stockholders' equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 3,328,404 shares in 2007 and 3,328,404 shares in 2006	33	33
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 48,877,003 shares in 2007 and 50,184,501 shares in 2006	489	502
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 335,800 shares in 2007 and 335,800 shares in 2006	3	3
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 22,717 shares in 2007 and 24,921 shares in 2006	—	—
Cumulative dividends	(75,771)	(58,602)
Retained earnings	1,599,326	1,483,981
Deferred compensation	—	(15,259)
Accumulated other comprehensive loss	(6,881)	(8,194)

	1,517,199	1,402,464

	$3,608,657	$3,277,042

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share data)

	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2005	$33	$541	$3	—	$21,231	$(23,272)	$1,220,186	—	$1,864	$1,220,586
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	7	—	—	—	—	20,204	—	—	20,211
Repurchased	—	(45)	—	—	(21,231)	—	(227,779)	—	—	(249,055)
Amortization of deferred compensation	—	—	—	—	—	—	2,981	—	—	2,981
Dividends paid ($.32 per share)	—	—	—	—	—	(17,885)	—		—	(17,885)
Reclassification of deferred compensation	—	—	—	—	—	—	3,561	(3,561)	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	240,845	—	—	240,845
Foreign currency translation adjustments (net of tax effect of $3,248)	—	—	—	—	—	—	—	—	(5,668)	(5,668)
Reversal of cumulative translation adjustments included in net income (net of tax effect of $4,513)	—	—	—	—	—	—	—	—	(7,876)	(7,876)
Adjustment for settlement amounts reclassified into income (net of income tax effect of $1,361)	—	—	—	—	—	—	—	—	1,822	1,822
Amortization of terminated hedge (net of income tax effect of $336)	—	—	—	—	—	—	—	—	585	585
Minimum pension liability (net of income tax effect of $830)	—	—	—	—	—	—	—	—	(1,448)	(1,448)

Subtotal—comprehensive income	—	—	—	—	—	—	240,845	—	(12,585)	228,260

Balance, January 1, 2006	33	503	3	—	—	(41,157)	1,259,998	(3,561)	(10,721)	1,205,098
Adjustment to initially adopt SFAS 158 (net of income tax effect of $1,526)	—	—	—	—	—	—	—	—	(2,569)	(2,569)
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	5	—	—	23,911	—	—	(18,274)	—	5,642
Repurchased	—	(65)	—	—	(314,832)	—	(35,475)	—	—	(350,372)
Amortization of deferred compensation	—	—	—	—	—	—	—	6,576	—	6,576
Conversion of convertible debentures to Class B Common Stock	—	59	—	—	283,552	—	—	—	—	283,611
Dividends paid ($.32 per share)	—	—	—	—	—	(17,445)	—	—	—	(17,445)
Stock option expense	—	—	—	—	7,369	—	—	—	—	7,369
Comprehensive income:
Net income	—	—	—	—	—	—	259,458	—	—	259,458
Net cash received for termination of derivative (net of amortization of $170 and income tax effect of $1,258)	—	—	—	—	—	—	—	—	1,965	1,965
Minimum pension liability (net of income tax effect of $1,855)	—	—	—	—	—	—	—	—	3,131	3,131

Subtotal—comprehensive income	—	—	—	—	—	—	259,458	—	5,096	264,554

Balance, January 1, 2007	33	502	3	—	—	(58,602)	1,483,981	(15,259)	(8,194)	1,402,464
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	—	—	—	11,832	—	—	11,832
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	2	—	—	—	—	4,521	—	—	4,523
Repurchased	—	(15)	—	—	—	—	(74,076)	—	—	(74,091)
Restricted share-based compensation expense	—	—	—	—	—	—	8,380	—	—	8,380
Dividends paid ($.32 per share)	—	—	—	—	—	(17,169)	—	—	—	(17,169)
Stock option expense	—	—	—	—	—	—	8,787	—	—	8,787
Reclassification of deferred compensation	—	—	—	—	—	—	(15,259)	15,259	—	—
After-tax gain on partial sale of subsidiary	—	—	—	—	—	—	773	—	—	773
Comprehensive income:
Net income	—	—	—	—	—	—	170,387	—	—	170,387
Amortization of terminated hedge (net of income tax effect of $189)	—	—	—	—	—	—	—	—	(147)	(147)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $1,672)	—	—	—	—	—	—	—	—	(2,754)	(2,754)
Pension liability (net of income tax effect of $2,393)	—	—	—	—	—	—	—	—	4,214	4,214

Subtotal—comprehensive income	—	—	—	—	—	—	170,387	—	1,313	171,700

Balance, December 31, 2007	$33	$489	$3	—	—	$(75,771)	$1,599,326	—	$(6,881)	$1,517,199

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$170,387	$259,458	$240,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	183,281	163,694	163,714
Accretion of discount on convertible debentures	—	6,364	12,644
Gains on sales of assets and businesses, net of losses	(3,722)	—	(196,393)
Hurricane related expenses	—	13,792	165,028
Hurricane insurance recoveries accrued	—	(181,791)	(81,709)
Hurricane insurance recoveries received for operating expenses	—	43,929	—
Provision for asset impairment	—	—	3,105
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(11,540)	(93,552)	12,976
Accrued interest	2,143	796	1,504
Accrued and deferred income taxes	9,648	(111,438)	64,825
Other working capital accounts	(26,547)	18,090	19,893
Other assets and deferred charges	(4,700)	2,524	(5,037)
Payment of hurricane related expenses	—	(14,889)	(30,733)
Other	8,688	15,126	637
Minority interest in earnings of consolidated entities, net of distributions	10,334	15,536	3,477
Accrued insurance expense, net of commercial premiums paid	64,131	76,456	82,774
Payments made in settlement of self-insurance claims	(53,608)	(44,856)	(32,124)

Net cash provided by operating activities	348,495	169,239	425,426

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(339,813)	(341,140)	(241,412)
Proceeds received from sales of assets and businesses	6,818	—	401,207
Acquisition of businesses	(101,792)	(81,800)	(280,828)
Hurricane insurance recoveries received	—	144,571	75,000
Purchase of minority ownership interests in majority owned businesses	(14,762)	—	—

Net cash used in investing activities	(449,549)	(278,369)	(46,033)

Cash Flows from Financing Activities:
Additional borrowings	183,206	494,353	7,823
Reduction of long-term debt	(8,716)	(34,898)	(157,710)
Repurchase of common shares	(74,091)	(350,372)	(249,055)
Dividends paid	(17,169)	(17,445)	(17,885)
Issuance of common stock	2,264	5,637	13,487
Financing costs	(588)	(2,020)	(1,215)
Net cash received for termination of derivatives	—	3,393	—
Capital contributions from minority member	17,563	17,458	—

Net cash provided by (used in) financing activities	102,469	116,106	(404,555)

Increase (Decrease) in cash and cash equivalents	1,415	6,976	(25,162)
Cash and cash equivalents, beginning of period	14,939	7,963	33,125

Cash and cash equivalents, end of period	$16,354	$14,939	$7,963

Supplemental Disclosures of Cash Flow Information:
Interest paid	$58,567	$35,474	$23,009

Income taxes paid, net of refunds	$93,519	$263,465	$60,426

Supplemental Disclosures of Noncash Investing and Financing Activities:
See Notes 2, 4 and 7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2008, we owned and/or operated or had under construction, 31 acute care hospitals (including 1 new facility currently being constructed and 4 closed facilities located in Louisiana, as discussed below) and 113 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. Since the third quarter of 2005, four of our acute care facilities in Louisiana were severely damaged and remain closed and non-operational as a result of Hurricane Katrina. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74%, 75% and 79% of our consolidated net revenues in 2007, 2006 and 2005, respectively. Net revenues from our behavioral health care facilities accounted for 24%, 25% and 21% of consolidated net revenues in 2007, 2006 and 2005, respectively. Approximately 2% of our 2007 consolidated net revenues were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008.

Services provided by our hospitals include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

The more significant accounting policies follow:

A)  Principles of Consolidation:    The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us or our subsidiaries as the managing general partner. All significant intercompany accounts and transactions have been eliminated.

B)  Revenue Recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37%, 38% and 39% of our net patient revenues during 2007, 2006 and 2005, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 45%, 42% and 41% of our net patient revenues during 2007, 2006 and 2005, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not make any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2007 or 2005 and favorably impacted our 2006 after-tax operating results by $5 million ($8 million pre-tax).

On January 1, 2006, we implemented a formal company-wide uninsured discount policy which has had the effect of lowering both net revenues and the provision for doubtful accounts by $77 million during 2007 and $61 million during 2006. The implementation of this discount policy did not have a significant impact on net income during the years ended December 31, 2007 and 2006.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above) $548 million, $443 million and $335 million during 2007, 2006 and 2005, respectively.

C)  Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $81 million as of December 31, 2007 and $55 million as of December 31, 2006 (including additional charity care reserves of $13 million established during 2007 and $14 million established during 2006 as discussed above in Revenue recognition).

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2007 and December 31, 2006, accounts receivable are recorded net of allowance for doubtful accounts of $121 million and $110 million, respectively.

D)  Concentration of Revenues:    Our four majority owned acute care hospitals in the Las Vegas, Nevada market (excluding a newly constructed hospital that was completed and opened in January, 2008) contributed, on a combined basis, 21% in 2007, 21% in 2006 and 20% in 2005, of our consolidated net revenues. Our facilities in the McAllen/Edinburg, Texas market (consisting of three acute care facilities, a children’s hospital and a behavioral health facility) contributed, on a combined basis, 7% in 2007, 8% in 2006 and 8% in 2005.

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

We capitalize interest expense on major construction projects while in progress. During 2007 and 2006, we capitalized $9.2 million and $3.4 million, respectively, of interest related to major construction projects. We did not capitalize any interest during 2005.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense was $162.2 million during 2007, $146.7 million during 2006 and $138.7 million during 2005.

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

H)  Goodwill:    Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2007 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2007 were as follows (in thousands):

	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
Balance, January 1, 2006	$384,531	$293,024	$8,656	$686,211
Goodwill acquired during the period	—	33,780	—	33,780

Balance, January 1, 2007	384,531	326,804	8,656	719,991
Goodwill acquired during the period	14,665	19,417	—	34,082
Adjustments to goodwill (a)	—	(3,678)	—	(3,678)

Balance, December 31, 2007	$399,196	$342,543	$8,656	$750,395

(a)	Consists primarily of adjustments to prior year purchase price allocations.

I)  Other Assets:    Other assets consist primarily of amounts related to: (i) prepaid fees for various software and other applications used by our hospitals; (ii) deposits; (iii) investments in various businesses, including Universal Health Realty Income Trust; (iv) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (v) the estimated future payments related to physician-related contractual commitments, recorded pursuant to Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, as discussed below; (vi) estimates of expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments, and; (vii) other miscellaneous assets. As of December 31, 2007 and 2006, other intangible assets, net of accumulated amortization, were not material.

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

The adoption of FIN 45-3 on January 1, 2006 did not have a material impact on our consolidated results of operations or consolidated financial position for years ended December 31, 2007 or 2006. As of December 31, 2007, our accrued liabilities-other, and our other assets include $11 million of estimated future payments related to physician-related contractual commitments entered into during 2006 and 2007. Including all potential financial obligations pursuant to contractual guarantees outstanding as of December 31, 2007, we have $23 million of potential future financial obligations of which $17 million are potential obligations during 2008 and $6 million are potential obligations during 2009 and later.

K)  Self-Insured Risks:    We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. During 2007 and 2006, we recorded favorable non-cash adjustments to reduce uncertain tax benefits in the amount of approximately $4 million and $3 million, respectively, due to expiration of statute of limitations and conclusions of audits by taxing jurisdictions. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

M)  Other Noncurrent Liabilities:    Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves and pension liability.

N)  Minority Interest:    As of December 31, 2007, the minority interest liability of $210.2 million consists primarily of: (i) an outside ownership interest of approximately 28% in four acute care facilities located in Las Vegas, Nevada that were operational as of December 31, 2007 and a fifth that has been completed and opened in January, 2008; (ii) a 20% outside ownership in an acute care facility located in Washington D.C, and; (iii) an outside ownership interest of approximately 11% in an acute care facility located in Laredo, Texas. As of December 31, 2006, the minority interest liability of $174.1 million consisted primarily of the ownership interests, as mentioned above, in the five acute care facilities located in Las Vegas, Nevada and the acute care facility located in Washington, D.C.

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

O)  Comprehensive Income:    Comprehensive income or loss, is comprised of net income, changes in unrealized gains or losses on derivative financial instruments, foreign currency translation adjustments and a pension liability.

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

Q)  Stock-Based Compensation:    At December 31, 2007, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R (“123R”) and related interpretations and began expensing the grant-date fair value of stock options and other equity-based compensation. 123R also generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plan had an original exercise price equal to the market value of the underlying shares on the date of grant.

The adoption of 123R resulted in a reduction to our 2007 pre-tax income of $8.8 million ($5.5 million after-tax), or approximately $.10 per diluted share and a reduction to our 2006 pre-tax income of $7.4 million ($4.6 million after-tax), or approximately $.08 per diluted share. In accordance with SFAS No. 123, the pro forma impact of expensing stock options for the year ended December 31, 2005 would have been a reduction to pre-tax income of $6.1 million ($3.9 million after-tax), or $.06 per diluted share. As of December 31, 2007, there was $33.2 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.0 years.

The table below shows the “As Reported” for the year ended December 31, 2005 and the “Pro Forma under 123R”, as if 123R had been adopted on January 1, 2005:

	Year Ended December 31, 2005
	As Reported	Pro Forma Adjustments	Pro Forma under 123R
	(in thousands, except per share data)
Income from continuing operations	$172,144	$(6,117)	$166,027
Provision for income taxes	(62,301)	2,260	(60,041)
Income from discontinued operations, net of income tax	131,002	—	131,002

Net Income	$240,845	$(3,857)	$236,988

Basic earnings per share:
From continuing operations	$1.98	$(.07)	$1.91
From discontinued operations	$2.35	$—	$2.35

Total basic earnings per share	$4.33	$(.07)	$4.26

Diluted earnings per share:
From continuing operations	$1.91	$(.06)	$1.85
From discontinued operations	$2.09	$—	$2.09

Total diluted earnings per share	$4.00	$(.06)	$3.94

We adopted 123R using the modified prospective transition method and therefore we have not restated prior periods. Under this transition method, compensation costs associated with stock options recognized in 2007 and 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006 as well as expense related to new awards granted after January 1, 2006.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. Prior to the adoption of 123R, we presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2007 and 2006, there were no net excess tax benefits generated.

R)  Earnings per Share:    Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2007	2006	2005
Basic:
Income from continuing operations	$170,519	$259,594	$109,843
Less: Dividends on unvested restricted stock, net of taxes	(79)	(89)	(104)

Income from continuing operations—basic	$170,440	$259,505	$109,739
(Loss)/income from discontinued operations, net of taxes	(132)	(136)	131,002

Net income—basic	$170,308	$259,369	$240,741

Weighted average number of common shares—basic	53,381	54,557	55,658

Basic earnings per share:
From continuing operations	$3.19	$4.76	$1.98
From discontinued operations	—	—	2.35

Total basic earnings per share	$3.19	$4.76	$4.33

Diluted:
Income from continuing operations	$170,519	$259,594	$109,843
Less: Dividends on unvested restricted stock, net of taxes	(79)	(89)	(104)
Add: Debenture interest, net of taxes	—	4,887	9,628

Income from continuing operations—diluted	$170,440	$264,392	$119,367
(Loss)/income from discontinued operations, net of taxes	(132)	(136)	131,002

Net income—diluted	$170,308	$264,256	$250,369

Weighted average number of common shares	53,381	54,557	55,658
Assumed conversion of discounted convertible debentures	—	3,117	6,577
Net effect of dilutive stock options and grants based on the treasury stock method	188	234	412

Weighted average number of common shares and equivalents—diluted	53,569	57,908	62,647

Diluted earnings per share:
From continuing operations	$3.18	$4.57	$1.91
From discontinued operations	—	(0.01)	2.09

Total diluted earnings per share	$3.18	$4.56	$4.00

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

U)  Recent Accounting Pronouncements:

Fair Value Measurement:    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. We are currently evaluating this statement and have not yet determined the impact of such on our results of operations or financial position.

The Fair Value Option for Financial Assets and Financial Liabilities:    In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We are currently evaluating this statement and have not yet determined the impact of such on our results of operations or financial position.

Business Combinations:    In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements:    In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

2)    ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2007:

During 2007, we spent $102 million on the acquisition of businesses and real property, including the following:

•

the acquisition of certain assets of Texoma Healthcare System located in Texas, including a 153-bed acute care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation (acquired on January 1, 2007);

•	the acquisition of previously leased real property assets of a behavioral health facility located in Ohio;

•	the acquisition of a 52-bed behavioral health facility located in Delaware;

•	the acquisition of a 102-bed behavioral health facility located in Pennsylvania;

•	the acquisition of a 78-bed behavioral health facility located in Utah, and;

•

the non-cash acquisition of a 40% ownership interest in a limited partnership that owns a now closed surgical hospital in Laredo, Texas (we previously owned a non-controlling, 50% ownership interest in the limited partnership) in exchange for a 10% minority ownership interest in a limited partnership that owns the real property of the closed surgical hospital as well as the real property and operations of a 180-bed acute care facility in Laredo, Texas.

In connection with our January, 2007 acquisition of certain assets of Texoma Healthcare System located in Denison, Texas, including the 153-bed acute-care hospital, we are committed to build a 220-bed replacement facility within three years of the closing date. As of December 31, 2007, we have spent $9 million in connection with construction of this replacement facility which we expect to cost approximately $138 million.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$15,000
Property, plant & equipment	76,000
Goodwill	34,000
Other assets	1,000
Debt	(15,000)
Other liabilities	(1,000)
Minority interests	(8,000)

Cash paid in 2007 for acquisitions	$102,000

Goodwill of the acquired facilities is computed, pursuant to the residual method, by deducting the fair value of the acquired assets and liabilities from the total purchase price. The factors that contribute to the recognition of goodwill, which may also influence the purchase price, include the historical cash flow and income levels achieved by the acquired facilities, the reputation of the facilities in their respective markets, the nature of the facility’s operations and the facility’s future cash flow and income growth projections.

Assuming all these acquisitions occurred on January 1, 2007, our 2007 pro forma net revenues would have been approximately $4.768 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial. Assuming these acquisitions occurred on January 1, 2006, our 2006 pro forma net revenues would have been approximately $4.362 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial.

Also during 2007, we spent $15 million to acquire the remaining 10% minority ownership interest in a limited liability company (“LLC”) that owns Methodist Hospital and Lakeland Medical Pavilion located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina. Pursuant to the terms of the LLC agreement, the third-party, minority member had certain “put rights” which they elected to exercise thereby requiring us to purchase their ownership interest at the minority member’s initial contribution in each facility.

In addition, we received $7 million of combined cash proceeds in connection with the sale of vacant property located in Texas and Kentucky.

Year ended December 31, 2006:

During 2006, we spent approximately $82 million on the acquisition of assets and/or businesses, including the following:

•	the assets of two closed behavioral health care facilities located in Florida and Georgia which are being renovated and are scheduled to open during 2008;

•	the assets of a 128-bed behavioral health facility in Utah;

•	the assets of an 86-bed behavioral health facility in Colorado, which was renovated and opened in 2007;

•	a medical office building in Nevada, and;

•	the assets of a 77-bed behavioral health facility located in Kentucky.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$1,000
Property, plant & equipment	41,000
Goodwill	34,000
Other assets	10,000
Debt	(3,000)
Other liabilities	(1,000)

Cash paid in 2006 for acquisitions	$82,000

Assuming these acquisitions occurred on January 1, 2006, our 2006 pro forma net revenues would have been approximately $4.201 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial. Assuming these acquisitions occurred on January 1, 2005, our 2005 pro forma net revenues would have been approximately $3.947 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial.

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

Discontinued Operations

During 2005, we sold acute care hospitals and related businesses, surgery and radiation therapy centers and the assets of a closed women’s hospital, as listed below. The operating results of these facilities, as well as the gains resulting from the divestitures, are reflected as “(Loss) income from discontinued operations, net of income taxes” in the Consolidated Statements of Income for each period presented.

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

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
		(000s)
Net revenues	$32	$216	$165,967
(Loss)/income from operations	$(213)	$(217)	$3,355
Gains on divestitures	—	—	190,558

(Loss)/income from discontinued operations, pre-tax	(213)	(217)	193,913
Income tax benefit/(expense)	81	81	(62,911)

(Loss) Income from discontinued operations, net of income tax expense	$(132)	$(136)	$131,002

3)    FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2007, 2006 and 2005, we had no fair value hedges outstanding.

Cash Flow Hedges:

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by, from time to time, entering into interest rate swap transactions. Interest rate swap agreements require us to pay fixed and receive floating interest rates or to pay floating and receive fixed interest rates over the life of the agreements. We may also, from time to time, enter into treasury locks (“T-Locks”) to protect from a rise in the yield of the underlying treasury security for a forecasted bond issuance.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010.

As of December 31, 2006 and 2005, there were no interest rate swaps outstanding.

During the second quarter of 2006, in connection with the issuance of the $250 million of senior notes (“Notes”) which have a 7.125% coupon rate and mature on June 30, 2016, we entered into T-Locks, with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income (net of income taxes) and is being amortized over the life of the 10-year Notes. The amortization of the amount included in accumulated other comprehensive income did not have a material impact on our results of operations during 2007 or 2006.

4)    LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2007	2006
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $6,513 in 2007 and $3,780 in 2006 ) and term loans with varying maturities through 2019; weighted average interest at 6.7% in 2007 and 6.5% in 2006 (see Note 7 regarding capitalized leases)	$19,205	$8,540
Revolving credit and demand notes	348,200	352,900
Revenue bonds, interest at floating rates of 3.44% and 3.90% at December 31, 2007 and 2006, respectively, with varying maturities through 2015	10,200	10,200
Accounts receivable securitization program	183,100	—
6.75% Senior Notes due 2011, net of the unamortized discount of $40 in 2007 and $51 in 2006, and fair market value adjustment of $2,388 in 2007 and $2,998 in 2006.	202,348	202,948
7.125% Senior Notes due 2016, net of unamortized discount of $1,151 in 2007 and $1,287 in 2006	248,849	248,713

	1,011,902	823,301
Less-Amounts due within one year	(3,116)	(1,938)

	$1,008,786	$821,363

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from $650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2007, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of December 31, 2007, we had $333 million of borrowings outstanding under our revolving credit agreement and $408 million of available borrowing capacity, net of $44 million of outstanding letters of credit and $15 million of outstanding borrowings under a short-term credit facility which is payable on demand by the lending institution. Outstanding borrowings pursuant to the short-term, on-demand credit facility which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of December 31, 2007, we had $183 million of borrowings outstanding pursuant to this program and $17 million of available borrowing capacity.

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

The average amounts outstanding during 2007, 2006 and 2005 under the revolving credit, demand notes and accounts receivable securitization program were $435 million, $90 million and $84 million, respectively, with corresponding effective interest rates of 6.0%, 6.4% and 4.7% including commitment and facility fees. The maximum amounts outstanding at any month-end were $531 million in 2007, $352 million in 2006 and $252 million in 2005. The effective interest rate on our revolving credit, demand notes and accounts receivable securitization program, including the respective interest expense/income on designated interest rate swaps, was 5.9% in 2007, 6.4% in 2006 and 4.7% in 2005.

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

Covenants related to long-term debt require specified leverage and fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2007.

The fair value of our long-term debt at December 31, 2007 and 2006 was approximately $1.05 billion and $841 million, respectively.

Aggregate maturities follow:

(000s)
2008	$3,116
2009	8,791
2010	2,196
2011	731,773
2012	301
Later	265,725

Total	$1,011,902

5)    COMMON STOCK

Dividends

Cash dividends of $.32 per share ($17.2 million in the aggregate) were declared and paid during 2007, $.32 per share ($17.4 million in the aggregate) were declared and paid during 2006 and $.32 per share ($17.9 million in the aggregate) were declared and paid during 2005.

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 21.5 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase program. The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2007:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of December 31, 2004							2,562,596
2005	5,500,000	4,679,133	$0.01	4,459,276	$55.85	$249,055	3,603,320
2006	5,000,000	6,536,240	$0.01	6,527,155	$53.68	$350,372	2,076,165
2007	5,000,000	1,462,537	$0.01	1,451,073	$51.06	$74,091	5,625,092

Total for three year period ended December 31, 2007	15,500,000	12,677,910	$0.01	12,437,504	$54.15	$673,518

(a)	Includes 19,857, 9,085, and 11,464 restricted shares that were forfeited by former employees pursuant to the terms of the restricted stock purchase plan during 2005, 2006 and 2007, respectively. Additionally, during 2005, 200,000 shares of restricted stock were forfeited by Alan B. Miller as a result of the Company’s failure to achieve the 2005 targets required under the terms of the restricted stock grant.

Stock-based Compensation Plans

At December 31, 2007, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R (“123R”) and related interpretations and began expensing the grant-date fair value of stock options. 123R requires companies to recognize the grant-date fair-value of stock options and other equity-based compensation. 123R also generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. During 2007 and 2006, we recognized compensation cost in our financial statements on the unvested portion of existing options that were granted prior to the effective date and the cost of stock options granted to employees after the effective date based on the fair value of the stock options at grant date. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. Accordingly, no compensation expense was reflected in net income for stock option grants, as all options granted under the plans had an original exercise price equal to the market value of the underlying shares on the date of grant.

For the years ended December 31, 2007 and 2006, compensation costs of $8.8 million ($5.5 million after-tax) and $7.4 million ($4.6 million after-tax), respectively, was recognized related to outstanding stock options. In accordance with SFAS No. 123, the pro forma impact of expensing stock options for the year ended December 31, 2005, would have been an increase in compensation cost of $6.1 million ($3.9 million after-tax). As of December 31, 2007, there was $24.2 million of unrecognized compensation cost related to unvested stock options (excludes $9.0 million related to restricted stock grants, as discussed below) which is expected to be recognized over the remaining weighted average vesting period of 3.0 years.

During 2005, we adopted the 2005 Stock Incentive Plan (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of four million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 1,349,500, 1,021,625 and 821,475 stock options, net of cancellations, granted during 2007, 2006 and 2005, respectively. The per option weighted-average grant-date fair value of options granted during 2007, 2006 and 2005 was $9.39, $16.07 and $16.08, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

Compensation cost related to stock options is recognized under the straight-line method over the stated vesting period of the award. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the four option grants that occurred in 2005; the 2006 weighted average assumptions were based upon the twenty-four option grants that occurred between 2002 and 2006 that were granted or have vestings after January 1, 2006 and the 2007 weighted average assumptions were based upon the twenty-two option grants that occurred between 2003 and 2007 that were granted or have vestings after January 1, 2006.

Year Ended December 31,	2007	2006	2005
Volatility	31%	39%	38%
Interest rate	4%	4%	4%
Expected life (years)	3.7	3.9	3.8
Forfeiture rate	6%	6%	6%
Dividend yield	0.6%	0.5%	0.7%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2005	2,316,285	$41.66	$54.88 - $22.28
Granted	1,013,900	$48.94	$52.12 - $47.80
Exercised	(1,721,797)	$41.78	$51.40 - $22.28
Cancelled	(102,063)	$44.50	$52.12 - $38.50
Balance, January 1, 2006	1,506,325	$46.39	$54.88 - $37.82
Granted	1,159,000	$58.17	$58.52 - $50.65
Exercised	(265,900)	$41.51	$52.12 - $37.82
Cancelled	(140,375)	$49.28	$58.52 - $38.50
Balance, January 1, 2007	2,259,050	$52.83	$58.52 - $38.50
Granted	1,349,500	$49.17	$59.78 - $48.89
Exercised	(230,525)	$43.07	$54.88 - $38.50
Cancelled	(197,550)	$54.56	$58.52 - $45.14
Balance, December 31, 2007	3,180,475	$51.88	$59.78 - $38.50
Outstanding options vested and exercisable as of December 31, 2007	671,650	$51.91	$58.52 - $38.50

The following table provides information about unvested options for the year December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2007	1,893,188	$16.10
Granted	1,349,500	$9.39
Vested	(587,813)	$16.22
Cancelled	(146,050)	$15.67

Unvested options as of December 31, 2007	2,508,825	$12.49

The following table provides information about all outstanding options, and exercisable options, at December 31, 2007:

	Options Outstanding	Options Exercisable
Number	3,180,475	671,650
Weighted average exercise price	$51.88	$51.91
Aggregate intrinsic value as of December 31, 2007	$5,265,462	$1,351,923
Weighted average remaining contractual life	3.8	2.6

The total in-the-money value of all stock options exercised during the year ended December 31, 2007 was $3.6 million.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2007 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$38.50 – $45.14	61,425	$40.88	.82	52,750	$40.40	8,168	$43.79
$46.30 – $50.65	1,950,025	48.84	4.0	306,500	48.71	349,357	48.76
$50.70 – $59.78	1,169,025	57.53	3.6	312,400	56.99	2,004,785	52.45

Total	3,180,475	$51.88	3.8	671,650	$51.91	2,362,310	$51.87

a.	Assumes a weighted average forfeiture rate of 5.84%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) an Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 42,094, 47,975 and 34,401 shares issued pursuant to the Employee Stock Purchase Plan during 2007, 2006 and 2005, respectively. Compensation expense recorded in connection with this plan was $320,000, $259,000 and $371,000 during 2007, 2006 and 2005, respectively.

We have reserved 1.6 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 645,000 shares pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2007, 194,064 of which became fully vested during 2007, 103,143 of which became fully vested during 2006 and 68,457 of which became fully vested during 2005.

During the fourth quarter of 2007, pursuant to the 2001 Plan, the Compensation Committee (the “Committee”) of the Board of Directors approved the issuance of 30,681 restricted shares of our Class B Common Stock at $48.89 per share ($1.5 million in the aggregate) to our Chief Executive Officer (“CEO”) and Chairman of the Board. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment with the Company is terminated by reason of disability, death, without proper cause or due to breach of the CEO’s employment agreement by us, the vesting of these awards will occur immediately. In connection with this grant, we recorded compensation expense of $42,000 during 2007 and the remaining expense associated with this award (estimated at $1.4 million as of December 31, 2007) will be recorded over the remaining vesting periods of the award.

Additionally, during 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 11,125 restricted shares of our Class B Common stock at a weighted average of $59.24 per share ($659,000 in the aggregate) to various employees. These shares have various vesting schedules. We recorded compensation expense of $93,000 during 2007 in connection with these grants and the remaining expense associated with these awards (estimated at $566,000 as of December 31, 2007) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

During the fourth quarter of 2006, pursuant to the 2001 Plan, the Committee approved the issuance of 159,500 restricted shares (net of cancellations) of our Class B Common Stock at $51.42 per share ($8.2 million in the aggregate) to various officers and employees. These shares are scheduled to vest in November, 2010. In connection with this grant, we recorded compensation expense of $2.0 million during 2007 and $270,000 during 2006 and the remaining expense associated with this award (estimated at $5.9 million as of December 31, 2007) will be recorded over the remaining vesting periods of the award, assuming the recipients remain employed by us.

In March 2006, the Committee approved the issuance of 200,000 restricted shares of our Class B Common Stock at $48.05 per share ($9.6 million in the aggregate) to our CEO, pursuant to the 2001 Plan. Subject to the achievement of a specified earnings per share from continuing operations during 2006, as defined, 50% of the shares of restricted stock were scheduled to vest on each of March 15, 2007 and March 15, 2008, if our CEO remains employed by us through each applicable vesting date. The specified earnings per share from continuing operations threshold was achieved during 2006, and therefore 100,000 of these restricted shares became fully vested during March, 2007. The remaining 100,000 shares of restricted stock are scheduled to vest in March, 2008. In connection with this grant, we recorded compensation expense of $4.8 million during 2007 and $3.8 million during 2006 and the remaining expense associated with this award (estimated at $1.0 million as of December 31, 2007) will be recorded over the remaining vesting periods of the award.

In March 2005, our CEO was granted 319,340 restricted shares of our Class B Common Stock, pursuant to the 2001 Plan, which were scheduled to vest ratably on the first, second and third anniversary dates of the award, subject to the satisfaction of certain performance criteria. 200,000 of the restricted shares were subject to forfeiture in the event the Company did not achieve specified earnings per share from continuing operations for 2005, and the remaining 119,340 restricted shares were subject to forfeiture in the event that the Company did not achieve a specified return of capital for 2005. 200,000 shares of restricted stock were forfeited in March, 2006 as a result of the Company’s failure to achieve the 2005 earnings per share from continuing operations target required under the terms of the original grant of restricted stock. The Company did achieve the specified return of capital threshold during 2005 and, therefore, in March 2007 and 2006, 39,780 shares (in each year), of the 119,340 shares of restricted stock vested and the remaining 39,780 unvested shares are scheduled to vest in March, 2008. During 2007, 2006 and 2005, compensation expense of $800,000, $1.9 million and $3.0 million, respectively, associated with the 119,340 restricted shares has been recorded and the remaining expense associated with this award (estimated at $100,000 as of December 31, 2007) will be recorded over the remaining vesting periods of the award.

As a replacement to a terminated element of our long-term incentive plan, during the third quarter of 2002, the Compensation Committee of the Board of Directors approved the issuance of 186,104 shares (net of cancellations) of restricted stock at $51.15 per share ($9.5 million in the aggregate) to various officers and employees pursuant to the Company’s 2001 Employees’ Restricted Stock Purchase Plan (“Restricted Stock”). The Restricted Stock was scheduled to vest ratably on the third, fourth and fifth anniversary dates of the award. The first vesting of 68,457 shares occurred during 2005, the second vesting of 63,363 occurred during 2006 and the remaining 54,284 shares of restricted stock vested during the third quarter of 2007.

At December 31, 2007, 9,251,678 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $8.1 million in 2007, $6.4 million in 2006 and $4.0 million in 2005. Including the stock option related compensation expense recorded pursuant to 123R, of $8.8 million in 2007 and $7.4 million in 2006, we recorded total stock compensation expense of $16.9 million in 2007, $13.8 million in 2006 and $4.0 million in 2005.

6)    INCOME TAXES

Components of income tax expense/(benefit) from continuing operations are as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006	2005
Current
Federal	$89,878	$160,458	$75,816
Foreign	—	(2,900)	(242)
State	12,762	16,702	5,229

	$102,640	$174,260	$80,803
Deferred
Federal and foreign	4,633	(18,151)	(17,385)
State	(2,723)	(3,231)	(1,117)

	1,910	(21,382)	(18,502)

Total	$104,550	$152,878	$62,301

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

	Year Ended December 31,
	2007	2006
Deferred income tax assets:
Self-insurance reserves	$112,412	$106,521
Compensation accruals	27,848	35,016
Other deferred tax assets	42,546	37,175

	$182,806	$178,712
Less: Valuation Allowance	$(24,979)	$(20,582)

Net deferred income tax assets:	$157,827	$158,130
Deferred income tax liabilities:
Doubtful accounts and other reserves	$(18,162)	$(15,305)
Depreciable and amortizable assets	(156,534)	(143,800)

Net deferred income tax liability	$(16,869)	$(975)

A reconciliation between the federal statutory rate and the effective tax rate on continuing operations is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.3	2.1	1.5
Other items	0.7	0.0	(0.3)

Effective tax rate	38.0%	37.1%	36.2%

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2007	2006
Current deferred taxes
Assets	$40,835	$50,217
Liabilities	(17,682)	(15,304)

Total deferred taxes-current	$23,153	$34,913

Noncurrent deferred taxes
Assets	$116,992	$107,912
Liabilities	(157,014)	(143,800)

Total deferred taxes-noncurrent	(40,022)	(35,888)

Total deferred taxes	$(16,869)	$(975)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2007, state net operating loss carryforwards (expiring in years 2008 through 2027), and credit carryforwards available to offset future taxable income approximated $412 million, representing approximately $34.1 million in deferred state tax benefit (net of the federal benefit).

Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized, therefore, valuation allowances of $25.0 million and $20.6 million have been reflected as of December 31, 2007 and 2006, respectively. The valuation allowance on these state tax benefits increased by $4.4 million during 2007.

We have reflected a tax benefit of $2.9 million in the year ended December 31, 2006 for reductions to our tax reserves due to the expiration of the statute of limitations in a foreign jurisdiction. We have reflected a tax benefit of $10.4 million in discontinued operations during 2005 relating to the recognition of foreign tax credits associated with the repatriation of all earnings associated with our business in France, which was divested during 2005.

In July, 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 are applied to all tax positions accounted for under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings for that fiscal year.

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount at implementation, that would favorably affect the effective tax rate and provision for income taxes was approximately $4 million, approximately $3 million of which was recorded during 2007. The balance at December 31, 2007, if subsequently recognized, that would favorably affect the effective tax rate and provision for income taxes is less than $1 million.

During 2007, the estimated liabilities for uncertain tax positions (including accrued interest) were reduced due to the lapse of the statute of limitations and the conclusions of income tax audits of varying authorities resulting in a net income tax benefit of approximately $2 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of January 1, 2007, we had approximately $1 million of accrued interest and penalties. As of December 31, 2007, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2004 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the year ended December 31, 2007, is a follows (amounts in thousands).

Year Ended December 31, 2007
Balance at January 1, 2007	$6,180
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in the prior years	375
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in current year	—
Amount of decrease in unrecognized tax benefits as a result of settlement	(906)
Amount of decrease in unrecognized tax benefits as a lapse in statute	(3,199)

Balance at December 31, 2007	$2,450

7)    LEASE COMMITMENTS

Certain of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2011 through 2014 (see Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows (amounts in thousands):

	Year Ended December 31,
	2007	2006
Land, buildings and equipment	$38,584	$31,005
Less: accumulated amortization	(35,446)	(30,388)

	$3,138	$617

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2007, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2008	$1,895	$40,187
2009	1,603	30,530
2010	1,417	26,763
2011	341	22,002
2012	238	7,753
Later Years	4,732	15,419

Total minimum rental	$10,226	$142,654

Less: Amount representing interest	(3,713)

Present value of minimum rental commitments	6,513
Less: Current portion of capital lease obligations	(1,503)

Long-term portion of capital lease obligations	$5,010

In the ordinary course of business, our facilities routinely lease equipment pursuant to month-to-month lease arrangements that will likely result in future lease & rental expense in excess of the amounts indicated above. Capital lease obligations of $6.8 million in 2007, $100,000 in 2006 and $900,000 in 2005 were incurred when we assumed capital lease obligations upon the acquisition of facilities or entered into capital leases for new equipment.

8)    COMMITMENTS AND CONTINGENCIES

Professional and General Liability Claims and Property Insurance

Effective January 1, 2008, most of our subsidiaries became self-insured for malpractice exposure up to $10 million per occurrence, as compared to $20 million per occurrence in the prior year. We purchased several excess policies through commercial insurance carriers which provide for coverage in excess of $10 million up to $195 million per occurrence and in the aggregate. However, we are liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

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

As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As of December 31, 2006, the total accrual for our professional and general liability claims was $248 million ($245 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of December 31, 2007. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of December 31, 2007. We may be entitled to receive reimbursement from state guaranty funds and/or the commercial carrier’s estate for certain claims paid by us.

Included in other assets was $2 million as of December 31, 2007 and $3 million as of December 31, 2006, related to estimated expected recoveries from various state guaranty funds in connection with payment of these claims.

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

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Documents were produced pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena, on a rolling basis beginning in January of 2006. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

Our legal representatives continue to meet with representatives of the civil and criminal divisions of the United States Attorney’s Office for the Southern District of Texas to discuss the status of these matters. Our representatives have been advised that the government is continuing its investigations. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper or illegal payments. We understand that the government is also focusing its investigations to determine whether the South Texas Health System affiliates and certain individuals illegally failed to fully comply with the original OIG subpoena. We are investigating these matters and are cooperating with the investigations and are responding to the matters raised with us. We continue to produce documents on a rolling basis to the government based on its requests pursuant to its investigations. We expect to continue our discussions with the government to attempt to resolve these matters in a manner satisfactory to us and the government. There is no assurance that we will be able to do so, and, at this time, we are unable to evaluate the extent of any potential financial or other exposure in connection with matters which are related to the subject of the government’s investigations.

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

Other

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2007 as follows: (i) combined estimated future construction commitments of $238 million related to the construction of a new 171-bed acute care facility located in Palmdale, California ($109 million) and a commitment to build a new 220-bed acute care replacement hospital in connection with our January, 2007 acquisition of Texoma Healthcare System located in Texas ($129 million); (ii) other combined estimated future purchase obligations of $108 million related to a long-term contract with a third-party to provide certain data processing services for our facilities ($89 million), a license fee commitment payable in 2008 to an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals ($4 million), estimated minimum liabilities for physician commitments recorded in connection with the adoption of Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to Business or Its Owners” ($11 million), and a commitment payable over a four-year period in connection with the funding of a portion of our Chief Executive Officer’s gift to the College of William & Mary ($3 million), and; (iii) combined estimated future payments of $238 million related to our non-contributory, defined benefit pension plan ($222 million consisting of estimated payments through 2086) and other retirement plan liabilities ($16 million).

As of December 31, 2007, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2007 totaled $87 million consisting of: (i) $82 million related to our self-insurance programs; (ii) $4 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

9)    RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2007, we held approximately 6.7% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.4 million during each of 2007, 2006 and 2005. Our pre-tax share of income from the Trust was $1.5 million during 2007 and is included in net revenues during the year. Our pre-tax share of income from the Trust was $2.3 million in 2006, of which $1.4 million is included in net revenues and the remaining $900,000 is recorded as a reduction to our hurricane related expenses. During 2005, our pre-tax share of income from the Trust was $1.7 million and is included in net revenues during the year. The carrying value of this investment was $9.9 million and $9.7 million at December 31, 2007 and 2006, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $27.9 million at December 31, 2007 and $30.7 million at December 31, 2006.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.1 million during 2007, $16.0 million during 2006 and $16.0 million during 2005. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution transaction relating to Chalmette Medical Center (“Chalmette”), as discussed below, which was completed during the third quarter of 2006, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center and The Bridgeway (“Bridgeway”), the Trust agreed to amend the Master Lease to include a change of control provision. The change of control provision grants us the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

During the third quarter of 2005, Chalmette, our two story, 138-bed acute care hospital located in Chalmette, Louisiana was severely damaged and closed as a result of Hurricane Katrina. The majority of the real estate assets of Chalmette were leased from the Trust by our subsidiary and, in accordance with the terms of the lease, and as part of an overall evaluation of the leases between our subsidiaries and the Trust, we elected to offer substitution properties to the Trust rather than exercise our right to rebuild the facility or offer cash for Chalmette. Independent appraisals were obtained by the Trust and us which indicated that the pre-hurricane fair market value of the leased facility was $24.0 million. During 2006, we completed the asset exchange and substitution pursuant to the 2006 Asset Exchange and Substitution Agreement with the Trust whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for newly constructed real property assets owned by us (“Capital Additions”) at Wellington, Bridgeway and Inland Valley, in satisfaction of the obligations under the Chalmette lease. The total rent payable by us to the Trust on the Capital Additions included in the substitution package is expected to closely approximate the $1.6 million to $1.7 million total annual rent paid by us to the Trust under the Chalmette lease during the three years preceding Hurricane Katrina (including base and bonus rental).

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Other Related Party Transactions:

Broadlane, Inc. (“Broadlane”) provides contracting and other supply chain services to us and various other healthcare organizations. Our contract with Broadlane is scheduled to expire on March 31, 2008. During the first quarter of 2008, we entered into an agreement with another third-party provider of contracting and supply chain services which we expect to commence during the second quarter of 2008. In addition, we along with certain of our Board of Directors and members of our executive management team, own approximately 6% of the outstanding shares of Broadlane (as of December 31, 2007). The carrying value of our investment in Broadlane is approximately $13 million as of December 31, 2007. Our Chairman of the Board of Directors and Chief Executive Officer (“CEO”) was a member of the Board of Directors of Broadlane prior to the submission of his resignation in February, 2008.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $4.5 million as of December 31, 2007.

10)    PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $16.9 million, $14.5 million and $13.2 million in 2007, 2006 and 2005, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2007 and 2006:

	2007	2006
	(000s)
Change in benefit obligation:
Benefit obligation at beginning of year	$81,126	$79,263
Service cost	1,342	1,393
Interest cost	4,364	4,398
Benefits paid	(3,394)	(3,157)
Actuarial loss	(6,972)	(771)

Benefit obligation at end of year	$76,466	$81,126
Change in plan assets:
Fair value of plan assets at beginning of year	$53,781	$48,326
Actual return on plan assets	3,851	6,255
Employer contributions	10,842	2,979
Benefits paid	(3,394)	(3,157)
Administrative expenses	(566)	(622)

Fair value of plan assets at end of year	$64,514	$53,781

Net pension liability recognized at end of year	$(11,952)	$(27,345)

Additional year end information for Pension Plan
Projected benefit obligation	$76,466	$81,126
Accumulated benefit obligation	73,341	77,031
Fair value of plan assets	64,514	53,781
Additional minimum liability in AOCI	—	12,101

	2007	2006	2005
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,342	$1,393	$989
Interest cost	4,365	4,398	4,286
Expected return on plan assets	(4,772)	(3,742)	(3,830)
Recognized actuarial loss	1,121	1,775	1,659

Net periodic cost	$2,056	$3,824	$3,104

In September, 2006, the FASB issued Standard of Financial Accounting Standards No. 158 (“SFAS 158”), Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), which we adopted as of December 31, 2006. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The incremental effect of adopting SFAS 158 as of December 31, 2006 is set forth in the following table:

	Pre-SFAS 158	SFAS 158 adoption adjustments	Post- SFAS 158
	(000s)
Pension Liability	(23,250)	(4,095)	(27,345)
Deferred income taxes	4,511	1,526	6,037
AOCI-Pension, net of tax	7,590	2,569	10,159
AOCI-Pension, pre-tax	12,101	4,095	16,196

	2007	2006
Measurement Dates
Benefit obligations	12/31/2007	12/31/2006
Fair value of plan assets	12/31/2007	12/31/2006

	2007	2006
Weighted average assumptions as of December 31
Discount rate	6.48%	5.50%
Rate of compensation increase	4.00%	4.00%

	2007	2006	2005
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	5.50%	5.66%	5.75%
Expected long-term rate at return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

In 2007 and 2006, the accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet.

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Estimated Future Benefit Payments (000s)
2008	3,939
2009	4,173
2010	4,395
2011	4,620
2012	4,867
2013-2017	28,206

	2007	2006
Plan Assets
Asset Category
Equity securities	64%	71%
Fixed income securities	32%	28%
Cash	4%	1%

Total	100%	100%

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

	Policy	As of 12/31/07	Permitted Range
Total Equity	70%	64%	50-80%
Total Fixed Income	30%	32%	20-50%
Cash	0%	4%	0-10%

In accordance with the investment policy, the portfolio will invest in high quality, large and small capitalization companies traded on national exchanges, and investment grade securities. The investment managers will not write or buy options for speculative purposes; securities may not be margined or sold short. The manager may employ futures or options for the purpose of hedging exposure, and will not purchase unregistered sectors, private placements, partnerships or commodities.

11)    SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the co-lead/lead executive of each operating segment. The lead executives for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2007.

2007	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$8,588,580	$1,806,835	—	$10,395,415
Gross outpatient revenues	$3,560,296	$235,920	$82,208	$3,878,424
Total net revenues	$3,478,223	$1,146,078	$126,704	$4,751,005
Income/(loss) before income taxes	$229,140	$219,891	$(173,962)	$275,069
Total assets	$2,411,994	$951,883	$244,780	$3,608,657

2006	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$7,518,157	$1,663,509	—	$9,181,666
Gross outpatient revenues	$2,876,867	$206,453	$85,294	$3,168,614
Total net revenues	$3,106,383	$1,028,967	$55,950	$4,191,300
Income/(loss) before income taxes	$365,263	$202,338	$(155,129)	$412,472
Total assets	$2,184,420	$845,755	$246,867	$3,277,042

2005	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$7,246,246	$1,397,256	—	$8,643,502
Gross outpatient revenues	$2,778,036	$192,824	$87,668	$3,058,528
Total net revenues	$3,074,129	$817,440	$43,911	$3,935,480
Income/(loss) before income taxes	$141,906	$156,851	$(126,613)	$172,144
Total assets	$1,960,272	$697,471	$200,966	$2,858,709

12)    QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2007:

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$1,197,601	$1,178,976	$1,180,217	$1,194,211	$4,751,005
Income from continuing operations	$49,572	$52,042	$29,002	$39,903	$170,519
Income/(loss) from discontinued operations	$(64)	$29	$(148)	$51	$(132)

Net income	$49,508	$52,071	$28,854	$39,954	$170,387

Earnings per share-Basic:
From continuing operations	$0.93	$0.97	$0.54	$0.75	$3.19
From discontinued operations	$—	$—	$—	$—	$—

Total basic earnings per share	$0.93	$0.97	$0.54	$0.75	$3.19

Earnings per share-Diluted:
From continuing operations	$0.92	$0.97	$0.54	$0.75	$3.18
From discontinued operations	$—	$—	$—	$—	$—

Total diluted earnings per share	$0.92	$0.97	$0.54	$0.75	$3.18

The 2007 quarterly financial data presented above includes the following:

First Quarter:

•	a $2.2 million pre-tax gain ($1.4 million, or $.03 per diluted share, net of taxes) on the sale of real property;

Second Quarter:

•

(i) a $17.6 million pre-tax and pre-minority interest ($10.0 million, or $.19 per diluted share, net of minority interest and taxes) reduction of prior year reserves for professional and general liability self- insured claims based on the results of a reserve analysis, and; (ii) and a $1.1 million pre-tax charge ($652,000, or $.01 per diluted share, net of taxes) to reflect hurricane related expenses;

Third Quarter:

•

(i) a $5.5 million pre-tax charge ($3.4 million, or $.07 per diluted share, net of taxes) to record the unfavorable prior period effect of Texas Medicaid supplemental payments; (ii) a $3.7 million pre-tax reserve ($2.3 million, or $.04 per diluted share, net of taxes) for a legal judgment; (iii) a $2.6 million pre-tax write-down ($1.6 million, or $.03 per diluted share, net of taxes) of investment in joint venture, and; (iv) a $2.0 million, or $.04 per diluted share, favorable income tax adjustment, and;

Fourth Quarter:

•	a $493,000 pre-tax charge ($306,000, or $.01 per diluted share, net of taxes) to reflect hurricane related expenses.

Net revenues in 2007 include $41.0 million of additional revenues received from Medicaid disproportionate share hospital funds in Texas and South Carolina. Of this amount, $10.3 million was recorded in the first quarter, $11.8 million in the second quarter, $12.5 million in the third quarter and $6.4 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$1,034,289	$1,047,673	$1,043,457	$1,065,881	$4,191,300
Income from continuing operations	$50,492	$60,871	$114,029	$34,202	$259,594
Income/(loss) from discontinued operations	$592	$(612)	$(84)	$(32)	$(136)

Net income	$51,084	$60,259	$113,945	$34,170	$259,458

Earnings/(loss) per share-Basic:
From continuing operations	$0.94	$1.13	$2.01	$0.63	$4.76
From discontinued operations	$0.01	$(0.01)	$—	$—	$—

Total basic earnings per share	$0.95	$1.12	$2.01	$0.63	$4.76

Earnings/(loss) per share-Diluted:
From continuing operations	$0.87	$1.05	$2.00	$0.63	$4.57
From discontinued operations	$0.01	$(0.01)	$—	$—	$(0.01)

Total diluted earnings per share	$0.88	$1.04	$2.00	$0.63	$4.56

The 2006 quarterly financial data presented above includes the following:

First Quarter:

•

(i) a $6.9 million pre-tax and pre-minority interest charge ($4.1 million, or $.07 per diluted share, net of minority interest and taxes) to reflect hurricane related expenses, and; (ii) a $22.3 million of pre-tax and pre-minority interest income ($13.1 million, or $.21 per diluted share, net of taxes) to reflect hurricane related insurance recoveries;

Second Quarter:

•

(i) a $3.4 million pre-tax and pre-minority interest charge ($1.9 million, or $.03 per diluted share, net of minority interest and taxes) to reflect hurricane related expenses; (ii) $25.0 million of pre-tax and pre-minority interest income ($14.7 million, or $.24 per diluted share, net of minority interest and taxes) to reflect hurricane related insurance recoveries, and; (iii) $5.7 million of pre-tax income ($3.6 million, or $.06 per diluted share, net of taxes) resulting from the settlement of prior period cost reports;

Third Quarter:

•

(i) a $4.2 million pre-tax and pre-minority interest charge ($2.2 million, or $.04 per diluted share, net of minority interest and taxes) to reflect hurricane related expenses; (ii) $134.5 million of pre-tax and pre-minority interest income ($80.1 million, or $1.41 per diluted share, net of minority interest and taxes) to reflect hurricane related insurance recoveries; (iii) $11.2 million of pre-tax income ($7.0 million, or $.12 per diluted share, net of taxes) consisting primarily of the net combined prior period effect of supplemental reimbursements received from certain states and contractual settlements; (iv) a $4.5 million, or $.08 per diluted share, after-tax charge to record the aggregate present value of the future funding of a portion of a gift from our Chief Executive Officer and President to The College of William & Mary, and; (v) a $2.9 million, or $.05 per diluted share, favorable income tax adjustment to reduce reserves due to the expiration of statute of limitations in a foreign jurisdiction, and;

Fourth Quarter:

•

(i) $10.0 million of pre-tax income ($6.3 million, or $.12 per diluted share, net of taxes) consisting primarily of the net combined retroactive effect of supplemental reimbursements received from certain states, and; (ii) a $7.5 million pre-tax charge ($4.7 million, or $.09 per diluted share, net of taxes) recorded to increase the provision established in connection with a wage and hour lawsuit that was settled during 2007. See Legal Proceedings for additional disclosure.

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

13)    IMPACT OF HURRICANE KATRINA

In August, 2005, our Methodist Hospital and Lakeland Medical Pavilion, each located in New Orleans, Louisiana, and our Chalmette Medical Center and Virtue Street Pavilion, each located in Chalmette, Louisiana, were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational as we continue to evaluate the likely recovery period for the surrounding communities. The Chalmette Medical Center building has been razed as a result of the hurricane damage sustained.

Hurricane related expenses:

Included in our financial results during each of the last three years were the net hurricane related expenses consisting of the following (amounts in thousands):

	2007	2006	2005
Property write-down (A)	$—	$11,124	$53,609
Accrued payable to the Trust based on independent appraisals	—	—	23,964	(B)
Increase in/(recovery of) provision for doubtful accounts and allowance for unbilled revenue (C)	(312)	(8,438)	20,836
Provision for asset impairment	—	—	19,561	(D)

Post-Hurricane salaries, wages and benefits paid to employees of affected facilities	—	—	17,064	(E)
Building remediation expenses (F)	—	7,779	16,840
Other expenses, net of gain (G)	526	3,327	13,154

Subtotal—pre-tax, pre-minority interest net Hurricane-related expenses	214	13,792	165,028
Less: Minority interests in Hurricane-related expenses	—	(1,721)	(9,228)

Subtotal—pre-tax Hurricane-related expenses	214	12,071	155,800
Income tax benefit	(81)	(4,499)	(56,758)

After-tax Hurricane-related expenses	$133	$7,572	$99,042

A.	Consists of the combined net book value of the damaged or destroyed depreciable assets at each facility based on our assessments of the real estate assets and equipment. Since the net book values of the damaged assets were not separately determinable, the $54 million of write-downs recorded during 2005 were determined using the estimated replacement cost of the damaged assets as compared to the total estimated replacement costs of all assets of each facility. The property write-down charge of $11 million recorded during 2006 related primarily to the equipment at Methodist Hospital, the carrying-value of which has been reduced to zero since the equipment has either been disposed of or will likely require refurbishment and certification before being placed into service.

B.	Consists of our liability in connection with the lease in effect at the time of the hurricane covering the majority of the real estate assets of Chalmette Medical Center (“Chalmette”) which, prior to Hurricane Katrina, were leased by us from Universal Health Realty Income Trust (the “Trust”). During 2006, as discussed above, we completed the asset exchange and substitution agreement with the Trust whereby the Trust agreed to terminate the lease between Chalmette and the Trust and to transfer the real property assets and all rights attendant thereto (including insurance proceeds) of Chalmette to us in exchange and substitution for additional real property assets at our Wellington Regional Medical Center, The Bridgeway and Southwest Healthcare System-Inland Valley Campus, in satisfaction of the obligations under the Chalmette lease.
C.	The amount recorded during 2005 represents an increase in provision for doubtful accounts to fully reserve for all accounts receivable outstanding for each facility as of December 31, 2005 since the Hurricane left many patients without the financial resources required to pay bills. In addition, a provision was recorded during 2005 to fully reserve for all net patient revenue that was unbilled at the time of the Hurricane. During 2007 and 2006, we collected $312,000 and $8.4 million, respectively, of the previously reserved accounts.
D.	Consists of asset impairment charges recorded during 2005 resulting from the Hurricane to further reduce the carrying-values of the depreciable real estate assets to their estimated net realizable values based on a projection of estimated future cash flows.
E.	Consists of salaries, wages and benefits expense for employees of affected facilities during the post-Hurricane period through December 31, 2005. Most of the employees of these facilities had their employment terminated in early-October, 2005, although certain benefits continued through December 31, 2005.
F.	Consists of expenses incurred in connection with remediation of the Hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration.
G.	Consists of various other expenses related to the Hurricane and its aftermath including expenses incurred in connection with the patients, employees and property of each facility. Also included during 2006 was a $2.6 million pre-tax gain realized by us from the repurchase of the minority member’s 10% ownership interest in the Methodist Hospital and Lakeland Medical Pavilion facilities.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at beginning of Period	Charges to Costs and Expenses	Acquisitions of Business	Write-Off of Uncollectible Accounts	Balance at End of Period
Allowance for doubtful accounts receivable:
Year ended December 31, 2007	$110,324	$415,961	$2,452	$(407,416)	$121,321

Year ended December 31, 2006	$105,345	$349,030	$771	$(344,822)	$110,324

Year ended December 31, 2005	$71,381	$368,058	$3,833	$(337,927)	$105,345