Form 10-Q
period 2008-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2008-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2008:

Class A	3,328,404
Class B	47,173,170
Class C	335,800
Class D	22,514

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenues	$1,297,715	$1,197,601
Operating charges:
Salaries, wages and benefits	550,460	510,993
Other operating expenses	252,495	245,352
Supplies expense	181,817	175,358
Provision for doubtful accounts	120,875	99,093
Depreciation and amortization	47,370	43,463
Lease and rental expense	17,667	16,176
Hurricane related expenses	—	(433)

	1,170,684	1,090,002

Income before interest expense, minority interests and income taxes	127,031	107,599

Interest expense, net	13,479	12,722
Minority interests in earnings of consolidated entities	13,279	14,192

Income before income taxes	100,273	80,685
Provision for income taxes	38,610	31,113

Income from continuing operations	61,663	49,572

Loss from discontinued operations, net of income tax benefit of $38 during the three month period ended March 31, 2007	—	(64)

Net income	$61,663	$49,508

Basic earnings per share:
From continuing operations	$1.20	$0.93
From discontinued operations	—	—

Total basic earnings per share	$1.20	$0.93

Diluted earnings per share:
From continuing operations	$1.20	$0.92
From discontinued operations	—	—

Total diluted earnings per share	$1.20	$0.92

Weighted average number of common shares—basic	51,263	53,493
Other share equivalents	73	193

Weighted average number of common shares and equivalents—diluted	51,336	53,686

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$8,916	$16,354
Accounts receivable, net	699,740	627,186
Supplies	73,382	72,399
Other current assets	31,710	35,755
Deferred income taxes	22,484	23,153

Total current assets	836,232	774,847

Property and equipment	3,112,402	3,046,331
Less: accumulated depreciation	(1,153,137)	(1,112,415)

	1,959,265	1,933,916

Other assets:
Goodwill	749,839	750,395
Deferred charges	7,755	8,257
Other	133,191	141,242

	$3,686,282	$3,608,657

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,774	$3,116
Accounts payable and accrued liabilities	520,847	484,595
Federal and state taxes	22,708	—

Total current liabilities	547,329	487,711
Other noncurrent liabilities	349,369	344,755
Minority interests	223,090	210,184
Long-term debt	1,041,308	1,008,786
Deferred income taxes	37,974	40,022
Commitments and contingencies

Common stockholders’ equity	1,487,212	1,517,199

	$3,686,282	$3,608,657

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$61,663	$49,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	47,370	43,482
Gain on sale of assets	—	(2,200)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(63,587)	(57,307)
Accrued interest	8,999	9,534
Accrued and deferred income taxes	31,301	27,373
Other working capital accounts	27,777	13,565
Other assets and deferred charges	1,351	(2,811)
Other	(1,714)	(4,041)
Minority interest in earnings of consolidated entities, net of distributions	12,906	10,972
Accrued insurance expense, net of commercial premiums paid	19,376	23,071
Payments made in settlement of self-insurance claims	(13,766)	(12,170)

Net cash provided by operating activities	131,676	98,976

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(81,751)	(99,349)
Acquisition of property and businesses	—	(73,378)
Proceeds received from sales of assets and businesses	2,235	5,268
Purchase of minority ownership interest in majority owned business	—	(14,762)

Net cash used in investing activities	(79,516)	(182,221)

Cash Flows from Financing Activities:
Additional borrowings	33,180	84,664
Issuance of common stock	1,093	115
Repurchase of common shares	(89,799)	(3,288)
Dividends paid	(4,072)	(4,310)
Capital contributions from minority member	—	2,340

Net cash (used in) provided by financing activities	(59,598)	79,521

Decrease in cash and cash equivalents	(7,438)	(3,724)
Cash and cash equivalents, beginning of period	16,354	14,939

Cash and cash equivalents, end of period	$8,916	$11,215

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,407	$5,182

Income taxes paid, net of refunds	$7,642	$3,700

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended March 31, 2008. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the Securities and Exchange Commission including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 in Item 1A-Risk Factors and in Item 7-Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. The balance sheet at December 31, 2007 has been derived from the audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2008, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $367,000 and $351,000 during the three month periods ended March 31, 2008 and 2007, respectively. Our pre-tax share of income from the Trust was $300,000 during each of the three month periods ended March 31, 2008 and 2007. The carrying value of this investment was $9.7 million at March 31, 2008 and $9.9 million at December 31, 2007, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates was $26.2 million at March 31, 2008 and $27.9 million at December 31, 2007.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million during each of the three month periods ended March 31, 2008 and 2007. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Other Related Party Transactions:

Broadlane, Inc. (“Broadlane”) provides contracting and other supply chain services to various healthcare organizations. Our contract with Broadlane, Inc. (“Broadlane”) expired on March 31, 2008. During the first quarter of 2008, we entered into an agreement with another third-party provider of contracting and supply chain services which commenced during the second quarter of 2008. We along with certain of our Board of Directors and members of our executive management team, own approximately 6% of the outstanding shares of Broadlane (as of December 31, 2007). The carrying value of our investment in Broadlane is approximately $13 million as of March 31, 2008.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $3.3 million as of March 31, 2008.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of March 31, 2008 and December 31, 2007, the minority interest liability of $223.1 million and $210.2 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C, and; (iii) an outside ownership interest of approximately 11% in an acute care facility located in Laredo, Texas.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125% . There are no compensating balance requirements. As of March 31, 2008, we had $416 million of borrowings outstanding under our revolving credit agreement and $341 million of available borrowing capacity, net of $43 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of March 31, 2008, we had $149 million of borrowings outstanding pursuant to this program and $51 million of available borrowing capacity.

In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year.

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

As of March 31, 2008, the total accrual for our professional and general liability claims was $263 million ($261 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million was included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of March 31, 2008. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of March 31, 2008. We may be entitled to receive reimbursement from state guaranty funds and/or the commercial carrier’s estate for certain claims paid by us. Included in other assets was $2 million as of March 31, 2008 and December 31, 2007, related to estimated expected recoveries from various state guaranty funds in connection with payment of these claims.

Effective April 1, 2008, we have commercial property insurance policies covering catastrophic losses resulting from windstorm damage up to a $1 billion policy limit per occurrence. Losses resulting from non-named windstorms are subject to a $250,000 deductible. Losses resulting from named windstorms are subject to a 5% deductible based upon the declared value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits(as opposed to per occurrence losses.). Our earthquake limit is $250 million, except for facilities in Alaska, California and the New Madrid (which includes certain counties located in Arkansas, Illinois, Kentucky, Mississippi, Missouri and Tennessee) and Pacific Northwest Seismic Zones which are subject to a $100 million limitation. The earthquake limit in Puerto Rico is $25 million. Earthquake losses are subject to a $250,000 deductible for our facilities located in all states except California, Alaska, Washington and Puerto Rico where earthquake losses are subject to a 5% deductible based upon the declared value of the property. Flood losses have a $250,000 deductible except in FEMA designated flood zones A and V (which are located in certain sections of Florida, Oklahoma and Texas) in which case the losses are subject to a $500,000 deductible. Due to an increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Other

As of March 31, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2008 totaled $86 million consisting of: (i) $79 million related to our self-insurance programs; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena, beginning in January of 2006. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

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

	Three months ended March 31, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,505,320	$488,733	—	$2,994,053
Gross outpatient revenues	$955,155	$66,588	$17,561	$1,039,304
Total net revenues	$971,007	$312,858	$13,850	$1,297,715
Income/(loss) before income taxes	$93,503	$60,738	$(53,968)	$100,273
Total assets as of 3/31/08	$2,510,422	$961,948	$213,912	$3,686,282

	Three months ended March 31, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,271,139	$433,912	—	$2,705,051
Gross outpatient revenues	$868,131	$59,645	$18,873	$946,649
Total net revenues	$892,865	$275,712	$29,024	$1,197,601
Income/(loss) before income taxes	$74,538	$51,130	$(44,983)	$80,685
Total assets as of 3/31/07	$2,354,244	$877,216	$235,728	$3,467,188

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Basic:
Income from continuing operations	$61,663	$49,572
Less: Dividends on unvested restricted stock, net of taxes	(18)	(25)

Income from continuing operations – basic	$61,645	$49,547
Loss from discontinued operations	—	(64)

Net income – basic	$61,645	$49,483

Diluted:
Income from continuing operations	$61,663	$49,572
Less: Dividends on unvested restricted stock, net of taxes	(18)	(25)

Income from continuing operations – diluted	$61,645	$49,547
Loss from discontinued operations	—	(64)

Net income – diluted	$61,645	$49,483

Weighted average number of common shares	51,263	53,493
Net effect of dilutive stock options and grants based on the treasury stock method	73	193

Weighted average number of common shares and equivalents	51,336	53,686

Earnings Per Basic Share:
From continuing operations	$1.20	$0.93
From discontinued operations	—	—

Total earnings per basic share	$1.20	$0.93

Earnings Per Diluted Share:
From continuing operations	$1.20	$0.92
From discontinued operations	—	—

Total earnings per diluted share	$1.20	$0.92

Stock-Based Compensation: During the three months ending March 31, 2008 and 2007, compensation cost of $2.6 million ($1.6 million after-tax) and $2.4 million ($1.5 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended March 31, 2008 and 2007, compensation costs of $1.8 million ($1.2 million after-tax) and $2.2 million ($1.3 million after-tax), respectively, was recognized related to restricted stock. As of March 31, 2008 there was $31.8 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. During the first quarter of 2008, there were 15,500 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $8.96 per option. Additionally, there were 32,095 restricted stock shares granted during the first quarter of 2008, with a weighted-average grant date fair value of $48.33 per share.

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

	Three months ended March 31,
(amounts in thousands)	2008	2007
Net income	$61,663	$49,508
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(84)
Unrealized derivative losses on cash flow hedges, net of taxes	(3,546)	—

Comprehensive income	$58,063	$49,424

(9) Dispositions and Acquisitions of assets and businesses

Divestitures during the three months ended March 31, 2008:

During the first three months of 2008, we received $2 million of cash proceeds in connection with the sale of the real property of an outpatient behavioral health facility. The gain on the divestiture did not have a material impact on our results of operations during the first quarter of 2008.

Acquisitions and divestitures during the three months ended March 31, 2007:

During the first three months of 2007, we paid $73 million to acquire:

•

certain assets of Texoma Healthcare System located in Texas, including a 165-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation, and;

•	the previously leased, real property assets of a behavioral health facility located in Ohio.

(10) Dividends

A dividend of $.08 per share or $4.1 million in the aggregate was declared by the Board of Directors on January 16, 2008 and was paid on March 17, 2008 to shareholders of record as of March 3, 2008.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2008 and 2007 (amounts in thousands):

	Three months ended March 31,
	2008	2007
Service cost	$298	$336
Interest cost	1,207	1,091
Expected return on assets	(1,224)	(1,193)
Recognized actuarial loss	69	280

Net periodic pension cost	$350	$514

During the three months ended March 31, 2008, we made contributions totaling $4.8 million to our pension plan.

(12) Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income taxes,” (“FIN 48”) effective January 1, 2007. As of January 1, 2008, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is less than $1 million. During the quarter ended March 31, 2008, the estimated liabilities for uncertain tax positions (including accrued interest) were reduced due to the lapse of the statute of limitations of various taxing authorities resulting in a net income tax benefit of less than $1 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2008, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2004 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002.

(13) Recent Accounting Pronouncements:

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on our results of operations or financial position.

SFAS No. 157 discusses valuation techniques, such as the market approach, the income approach and the cost approach. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active;

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be Level 2 in the fair value hierarchy. The fair value of our interest rate swaps was a liability of $10 million at March 31, 2008.

The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We chose not to elect the fair value option for our financial assets and financial liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and financial liabilities transacted subsequent to that time. Therefore, the adoption of SFAS No. 159 had no impact on our results of operations or financial position.

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

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide expanded qualitative and quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued beginning after November 15, 2008, with early application permitted. Our adoption of this statement will result in changes related to presentation and disclosure of our interest rate swaps and will not affect our results of operations.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2008, we owned and/or operated or had under construction, 27 acute care hospitals (including 1 new facility currently being constructed) and 112 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 75% of our consolidated net revenues during each of the quarters ended March 31, 2008 and 2007. Net revenues from our behavioral health care facilities accounted for 24% and 23% of our consolidated net revenues during the three month periods ended March 31, 2008 and 2007, respectively. Approximately 2% of our consolidated net revenues during the first quarter of 2007 were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008.

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

Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Form 10-K for the year ended December 31, 2007.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 33% and 34% of our net patient revenues during the three month periods ended March 31, 2008 and 2007, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 45% and 43% of our net patient revenues during the three month periods ended March 31, 2008 and 2007, respectively.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $151 million and $127 million during the three month periods ended March 31, 2008 and 2007, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $152 million at March 31, 2008 and $121 million at December 31, 2007.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $92 million at March 31, 2008 and $81 million as of December 31, 2007.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended March 31, 2008 and 2007:

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,297,715	100.0%	$1,197,601	100.0%
Operating charges:
Salaries, wages and benefits	550,460	42.4%	510,993	42.7%
Other operating expenses	252,495	19.5%	245,352	20.5%
Supplies expense	181,817	14.0%	175,358	14.6%
Provision for doubtful accounts	120,875	9.3%	99,093	8.3%
Depreciation and amortization	47,370	3.7%	43,463	3.6%
Lease and rental expense	17,667	1.4%	16,176	1.4%
Hurricane related expenses, net	—	—	(433)	0.0%

Subtotal operating expenses	1,170,684	90.2%	1,090,002	91.0%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	127,031	9.8%	107,599	9.0%
Interest expense, net	13,479	1.1%	12,722	1.1%
Minority interests in earnings of consolidated entities	13,279	1.0%	14,192	1.2%

Income before income taxes	100,273	7.7%	80,685	6.7%
Provision for income taxes	38,610	2.9%	31,113	2.6%

Income from continuing operations	61,663	4.8%	49,572	4.1%
Loss from discontinued operations, net of income taxes	—	—	(64)	0.0%

Net income	$61,663	4.8%	$49,508	4.1%

Net revenues increased 8% or $100 million to $1.30 billion during the three month period ended March 31, 2008 as compared to $1.20 billion during the comparable prior year quarter. The increase was attributable to:

•	an $87 million or 7% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•

$13 million of other combined net increases in revenues including revenues generated at Centennial Hills Hospital Medical Center (“Centennial Hills Hospital”) and behavioral health care facilities opened or acquired during 2007 and 2008.

Income before income taxes increased $19 million to $100 million during the three months ended March 31, 2008 as compared to $81 million during the comparable quarter of the prior year. Included in our income before income taxes during the first quarter of 2008, as compared to the comparable prior year quarter, was the following:

•	an increase of $19 million at our acute care facilities, as discussed below in Acute Care Hospital Services;

•	an increase of $10 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

•	a decrease of $10 million from other combined unfavorable changes including a $2 million gain on the sale of land recorded during the first quarter of 2007.

Net income increased $12 million to $62 million during the three month period ended March 31, 2008, as compared to $50 million during the comparable prior year quarter. The increase in net income during the first quarter of 2008, as compared to the comparable prior year quarter, resulted from the $19 million increase in income before income taxes, as discussed above, partially offset by a $7 million increase to our provision for income taxes.

Acute Care Hospital Services

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three months ended March 31, 2008 and 2007 (dollar amounts in thousands):

Same Facility – Acute Care

	Three Months Ended March 31,
	2008	%	2007	%
Net revenues	$954,592	100.0	$892,865	100.0

Salaries, wages and benefits	355,690	37.3	344,514	38.6
Other operating expenses	169,139	17.7	163,900	18.4
Supplies expense	157,583	16.5	157,068	17.6
Provision for doubtful accounts	108,807	11.4	92,530	10.4
Depreciation and amortization	36,248	3.8	35,918	4.0
Lease and rental	12,187	1.3	11,268	1.3

Subtotal operating expenses	839,654	88.0	805,198	90.2

Income before interest expense, minority interests and income taxes	114,938	12.0	87,667	9.8
Interest expense, net	950	0.1	749	0.1
Minority interests in earnings of consolidated entities	14,485	1.5	12,926	1.4

Income before income taxes	$99,503	10.4	$73,992	8.3

On a same facility basis during the three month period ended March 31, 2008, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $62 million or 7%. Income before income taxes increased $26 million or 34% to $100 million or 10.4% of net revenues during the first quarter of 2008 as compared to $74 million or 8.3% of net revenues during the comparable prior year quarter. The increase in income before income taxes during the first quarter of 2008, as compared to the comparable quarter of the prior year, was due primarily to: (i) an increase in flu-related patient volumes; (ii) an increase in patients covered by commercial insurance, including managed care payors; (iii) the opening of several new projects and capacity additions to certain of our facilities located in Florida and California, and; (iv) increased operating efficiencies due to the reduction of certain operating expenses including registry and general and professional liability insurance.

Inpatient admissions to these facilities increased 0.8% during the first quarter of 2008, as compared to the comparable 2007 quarter, while patient days increased 2.0%. Our same facility inpatient volumes were negatively impacted during the first quarter of 2008, as compared to the comparable quarter of the prior year, by the: (i) opening of the previously disclosed, newly constructed capacity at the physician-owned competitor hospital in McAllen, Texas, and; (ii) the opening of our newly constructed Centennial Hills Hospital. Since Centennial Hills Hospital is a newly opened facility, it is not included our same facility basis results during the first quarter of 2008. However, we believe a portion of the patient volume at Centennial Hills Hospital during the first quarter of 2008 would have been treated at our previously existing hospitals in the Las Vegas, Nevada market which are included in our same facility basis results. On a same facility basis, the average length of patient stay was 4.5 days during each of the three month periods ended March 31, 2008 and 2007. The occupancy rate, based on the average available beds at these facilities, was 64% and 63% during the three month periods ended March 31, 2008 and 2007, respectively.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, during the first quarter of 2008, as compared to the comparable quarter of the prior year, net revenue per adjusted admission and per adjusted patient day (adjusted for outpatient activity) at these facilities increased 5.3% and 4.0%, respectively.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $151 million and $127 million during the three month periods ended March 31, 2008 and 2007, respectively. A continuation of the increased level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during the three months ended March 31, 2008 and 2007. Included in these results, in addition to the same facility results shown above, is: (i) the financial results for the three months ended March 31, 2008 for Centennial Hills Hospital located in Las Vegas, Nevada which was opened during the first quarter of 2008, and; (ii) the net hurricane related expenses recorded during the first quarter of 2007 (amounts in thousands):

All Acute Care Facilities

	Three Months Ended March 31,
	2008	%	2007	%
Net revenues	$971,007	100.0	$892,865	100.0

Salaries, wages and benefits	364,742	37.6	344,694	38.6
Other operating expenses	175,044	18.0	163,931	18.4
Supplies expense	161,876	16.7	157,069	17.6
Provision for doubtful accounts	111,823	11.5	92,530	10.4
Depreciation and amortization	38,123	3.9	35,918	4.0
Lease and rental	12,654	1.3	11,278	1.3
Hurricane related expenses	—	—	(710)	-0.1

Subtotal operating expenses	864,262	89.0	804,710	90.1

Income before interest expense, minority interest and income taxes	106,745	11.0	88,155	9.9
Interest expense, net	950	0.1	749	0.1
Minority interests in earnings of consolidated entities	12,292	1.3	12,868	1.4

Income before income taxes	$93,503	9.6	$74,538	8.3

During the three months ended March 31, 2008, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased 9% or $78 million. The increase in net revenues was primarily attributable to:

•	a $62 million increase in same facility revenues, as discussed above, and;

•	$16 million of revenues generated during the first quarter of 2008 at the newly constructed Centennial Hills Hospital which was completed and opened during the first quarter of 2008.

Income before income taxes increased $19 million during the first quarter of 2008 as compared to the comparable quarter of 2007. Included in income before income taxes at our acute care hospitals during the first quarter of 2008, as compared to the comparable prior year quarter, was the following:

•	an increase of $26 million at our acute care facilities on a same facility basis, as discussed above;

•	$7 million of combined unfavorable changes resulting primarily from the pre-tax loss incurred at Centennial Hills Hospital.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three months ended March 31, 2008 and 2007 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended March 31,
	2008	%	2007	%
Net revenues	$300,993	100.0	$275,696	100.0
Salaries, wages and benefits	148,907	49.5	138,556	50.3
Other operating expenses	55,078	18.3	52,055	18.9
Supplies expense	17,304	5.7	16,091	5.8
Provision for doubtful accounts	8,341	2.8	6,305	2.3
Depreciation and amortization	6,749	2.2	6,206	2.3
Lease and rental	4,115	1.4	4,021	1.5

Subtotal operating expenses	240,494	79.9	223,234	81.0

Income before interest expense, minority interests and income taxes	60,499	20.1	52,462	19.0
Interest expense, net	91	0.0	109	0.0
Minority interests in earnings of consolidated entities	18	0.0	301	0.1

Income before income taxes	$60,390	20.1	$52,052	18.9

On a same facility basis during the first quarter of 2008, as compared to the first quarter of 2007, net revenues at our behavioral health care facilities increased 9% or $25 million. Income before income taxes increased $8 million or 16% to $60 million or 20.1% of net revenues during the three months ended March 31, 2008, as compared to $52 million or 18.9% of net revenues during the comparable prior year quarter.

Inpatient admissions to these facilities increased 8.0% during the first quarter of 2008, as compared to the comparable 2007 quarter, while patient days increased 6.3%. The average length of patient stay at these facilities was 16.1 days and 16.4 days during the quarters ended March 31, 2008 and 2007, respectively. The occupancy rate, based on the average available beds at these facilities, was 77% and 76% during the three months ended March 31, 2008 and 2007, respectively.

On a same facility basis, during the first quarter of 2008, as compared to the comparable prior year quarter, net revenue per adjusted admission and adjusted patient day at these facilities increased 2.6% and 4.3%, respectively.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired or recently opened facilities, for the three and nine months ended September 30, 2007 and 2006 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended March 31,
	2008	%	2007	%
Net revenues	$312,858	100.0	$275,712	100.0
Salaries, wages and benefits	155,248	49.6	139,066	50.4
Other operating expenses	58,442	18.7	52,312	19.0
Supplies expense	18,123	5.8	16,146	5.9
Provision for doubtful accounts	8,679	2.8	6,305	2.3
Depreciation and amortization	7,262	2.3	6,319	2.3
Lease and rental	4,257	1.4	4,024	1.5

Subtotal operating expenses	252,011	80.6	224,172	81.3

Income before interest expense, minority interests and income taxes	60,847	19.4	51,540	18.7
Interest expense, net	91	0.0	109	0.1
Minority interests in earnings of consolidated entities	18	0.0	301	0.1

Income before income taxes	$60,738	19.4	$51,130	18.5

During the first quarter of 2008, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 13% or $37 million. The increase in net revenues was attributable to

•	a $25 million increase in same facility revenues, as discussed above, and;

•	$12 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $10 million or 19% to $61 million or 19.4% of net revenues during the first quarter of 2008, as compared to $51 million or 18.5% of net revenues during the first quarter of 2007. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $8 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	an increase of $2 million resulting from the combined income, net of losses, generated at recently acquired or opened facilities.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue on a combined basis for our acute care and behavioral health facilities during the three month periods ended March 31, 2008 and 2007.

Acute Care and Behavioral Health Facilities Combined

	Three Months Ended March 31,
	2008	2007
Third Party Payors:
Medicare	25%	25%
Medicaid	8%	9%
Managed Care (HMO and PPOs)	45%	43%
Other Sources	22%	23%

Total	100%	100%

The following table shows the approximate percentages of net patient revenue for our acute care facilities:

Acute Care Facilities

	Three Months Ended March 31,
	2008	2007
Third Party Payors:
Medicare	27%	28%
Medicaid	4%	5%
Managed Care (HMO and PPOs)	46%	43%
Other Sources	23%	24%

Total	100%	100%

The following table shows the approximate percentages of net patient revenue for our behavioral health facilities:

Behavioral Health Facilities

	Three Months Ended March 31,
	2008	2007
Third Party Payors:
Medicare	16%	15%
Medicaid	23%	24%
Managed Care (HMO and PPOs)	41%	43%
Other Sources	20%	18%

Total	100%	100%

Medicare: Diagnosis Related Group rates (“DRG”) are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the

DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal year 2008 the update factor is 3.3% and for 2007 it was 3.4%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods. Generally, CMS expects that payments to all hospitals will increase by approximately 3.5% for federal fiscal year 2008, primarily as a result of the 3.3% market basket increase. Payments to specific hospitals may increase more or less than this amount depending on the patients they serve. For example, urban hospitals that generally treat more severely ill patients are expected to receive a 3.8% increase in payments.

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and will scale back cuts in hospital reimbursement that CMS was set to impose under the final rule for the IPPS for federal fiscal year 2008. CMS planned on reducing the standardized amount by 1.2% in 2008 and 1.8% in 2009 to account for expected changes in coding practices by hospitals in response to the CMS implementation of the new Medicare-Severity Diagnosis Related Group system for inpatient hospitals. The new law cuts these reductions by 0.6% in 2008 and 0.9% in 2009. In federal fiscal years 2010 to 2012, the new law also requires CMS to make an adjustment to the Medicare standardized amount in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates of the MS-DRG coding and documentation change impact of 0.6% and 0.9%, respectively. We are unable to predict the impact of this CMS adjustment on the revenues and operating results of our acute care hospitals.

In April, 2008, CMS published the proposed IPPS 2009 payment rule which provides for a 3.0% market basket increase to the base Medicare DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates are considered, we estimate our overall increase from the proposed rule in federal fiscal year 2009 will approximate 3.1% to 3.6%.

Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established the outpatient prospective payment system for outpatient hospital services provided on or after August 1, 2000 (“OPPS”). Under the OPPS, CMS pays for hospital outpatient services on a rate-per-service basis that varies according to the ambulatory payment classification (“APC”) group to which the service is assigned. The OPPS rate is an unadjusted national payment amount that includes the Medicare payment and the beneficiary co-payment. Special payments under the OPPS may be made for certain new technology items and services through transitional pass-through payments and special reimbursement rates. On November 1, 2007, CMS released a final rule with comment period updating the hospital OPPS. The rule is effective for those services furnished in calendar year 2008, by general acute care hospitals, inpatient rehabilitation facilities, inpatient psychiatric facilities and long-term acute care hospitals. CMS estimates that hospitals will receive an overall average increase of 3.8% in Medicare payments for outpatient services in 2008, after accounting for the annual market basket update and other factors that typically affect the level of payments. Changes in the final rule including providing larger payment bundles for certain OPPS services which will, in CMS’s estimation, provide hospitals with more flexibility in managing their resources. The rule also updates the payment rates for the revised ambulatory surgical center payment system, beginning in 2008.

We operate inpatient rehabilitation hospital units that treat Medicare patients with specific medical conditions which are excluded from the Medicare IPPS DRG payment methodology. Inpatient rehabilitation facilities (“IRFs”) must meet a certain volume threshold each year for the number patients with these specific medical conditions, often referred to as the “75 Percent Rule.” The Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”) included a favorable permanent decrease of the IRF “75 Percent Rule” qualifying threshold to 60% from the current threshold of 65%. Medicare payment for IRF patients is based on a prospective case rate based on a CMS determined Case-Mix Group classification and is updated annually by CMS. The MMSEA includes provisions that provide IRF’s with a zero percent increase in Medicare rates for federal fiscal year 2009.

Psychiatric hospitals have also traditionally been excluded from the IPPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contains provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system is being phased-in over a three-year period and will be fully implemented for our behavioral health facilities by June 30, 2008. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. According to the May, 2007 CMS notice, the market basket increase is 3.2% for the period of July 1, 2007 through June 30, 2008. In addition, according to the May, 2008 CMS notice, the market basket increase is 3.2% for the period of July 1, 2008 through June 30, 2009. We believe the continued phase-in of Psych PPS will have a favorable effect on our future results of operations.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In connection with this program, we earned revenues of $4 million and $5 million during the three month periods ended March 31, 2008 and 2007, respectively. At this time, we believe we will be entitled to revenues of approximately $15 million during the remaining nine months of 2008 in connection with this program.

In July, 2006, CMS retroactively approved to June, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program was subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In connection with this program, we earned revenues of $2 million during each of the three month periods ended March 31, 2008 and 2007. At this time, we believe we will be entitled to revenues of approximately $7 million during the remaining nine months of 2008 in connection with this program.

As part of the CMS routine retroactive review of a new Texas Medicaid state plan amendment (“SPA”) that pertains to the Medicaid supplemental payment programs for Hidalgo and Webb counties, CMS previously indicated that certain IGTs related to this retroactive SPA approval may have been ineligible for federal matching dollars which were used to fund the programs. In the anticipation of a possible CMS retroactive IGT ineligibility determination, we recorded a charge of $9 million during 2007 to establish a reserve for potential CMS action related to these Medicaid supplemental payments applicable to state fiscal years 2005 and 2006. In April, 2008, we received notification that the $9 million of retroactive Medicaid supplemental payment were deemed ineligible for federal matching dollars. These funds will be recouped by the Texas Health and Human Services Commission (“THHSC”) at a future date.

In October, 2007, we were notified by the THHSC that CMS deferred approximately 25% of the federal financial participation (“FFP”) on Medicaid supplemental payments made to private hospitals during the second calendar quarter of 2007 pursuant to two SPAs approved by CMS in July and September of 2006. This deferral applies to our acute care hospitals that operate in Hildalgo, Maverick and Webb counties. In April, 2008, we received notification from THHSC that a settlement agreement has been reached with CMS and that both CMS and THHSC intend to remove the supplemental payment deferral status. THHSC has indicated the distribution of supplemental payments will resume in July, 2008 at levels consistent with pre-deferral amounts. We estimate that our hospitals in these counties will be entitled to supplemental payment reimbursements of approximately $7 million annually.

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

Managed Care: A significant portion of our net patient revenues are generated from managed care companies, which include health maintenance organizations, preferred provider organizations and managed Medicare (referred to as Medicare Part C or Medicare Advantage) and Medicaid programs. In general, we expect the percentage of our acute care business generated from managed care programs to continue to grow. The consequent growth in managed care networks and the resulting impact of these networks on the operating results of our facilities vary among the markets in which we operate.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2008 fiscal years (covering the period of September 1, 2007 through August 31, 2008 for Texas and October 1, 2007 through September 30, 2008 for South Carolina). Included in our financial results was an aggregate of $10 million during each of the three month periods ended March 31, 2008 and 2007. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $7 million and $8 million during the three month periods ended March 31, 2008 and 2007, respectively. During the three month periods ended March 31, 2008 and 2007, we earned revenues of $5 million and $19 million, respectively, in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party. Combined income before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three months ended March 31, 2008 and 2007.

Interest expense was $13 million during each of the three month periods ended March 31, 2008 and 2007. During the first quarter of 2008, as compared to the comparable quarter of the prior year, our average outstanding borrowings increased approximately $119 million. However, the majority of the interest expense incurred in connection with this additional debt was offset by a 1.1% reduction in our average annual borrowing rate.

The effective tax rate was 38.5% and 38.6% during the three month periods ended March 31, 2008 and 2007, respectively.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $132 million during the three months ended March 31, 2008 and $99 million during the three month period of the prior year. The net increase of $33 million, or 33%, was primarily attributable to the following:

•

a favorable change of $18 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and gain on sales of assets);

•	a favorable change of $14 million in other working capital accounts due primarily to the timing of certain accrued payroll disbursements, and;

•	$1 million of other combined net favorable changes.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the three month period. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 48 days at March 31, 2008 and 50 days at March 31, 2007.

Net cash used in investing activities

During the three month period ended March 31, 2008, we used $80 million of net cash in investing activities as compared to $182 million of net cash used in investing activities during the three months ended March 31, 2007.

During the first three months of 2008, we used $80 million of net cash in investing activities as follows:

•

spent $82 million to finance capital expenditures at our facilities, including construction costs related to a new 165-bed acute care hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008, a new 171-bed acute care hospital located in Palmdale, California that is scheduled to be completed and opened in 2009, and a major expansion to our Southwest Healthcare System hospitals located in Wildomar and Murrieta, California, and;

•	received $2 million in connection with the sale of real property of a behavioral health facility in Alaska.

During the first three months of 2007, we used $182 million of net cash in investing activities as follows:

•

spent $99 million to finance capital expenditures at our facilities, including construction costs related to the new 165-bed acute care hospital in Las Vegas, Nevada, the new 171-bed acute care hospital located in Palmdale, California, a newly constructed replacement behavioral health care facility located in Chicago, Illinois that was completed and opened during 2007 and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that was completed and opened during 2007;

•

spent $73 million to acquire: (i) certain assets of Texoma Healthcare System located in Texas, including a 153-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a 34-physician group practice structured as a 501A corporation, and; (ii) the previously leased, real property assets of a behavioral health facility located in Ohio;

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

Net cash provided by/used in financing activities

During the three month period ended March 31, 2008, we used $60 million of net cash in financing activities as compared to $80 million of net cash provided by financing activities during the comparable three month period of 2007.

During the first three months of 2008, we used $60 million of net cash provided by financing activities as follows:

•	generated $33 million of proceeds generated from borrowings, net of repayments, pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $90 million to repurchase 1.8 million shares of our Class B Common Stock;

•	spent $4 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2007, we generated $80 million of net cash provided by financing activities as follows:

•	we generated $85 million of net proceeds from additional borrowings pursuant to our $800 million revolving credit facility and our short term credit facility which is payable on demand;

•	spent approximately $3 million to repurchase approximately 57,000 shares of our Class B Common Stock;

•	spent $4 million to pay quarterly cash dividends of $.08 per share, and;

•	received $2 million of capital contributions from a third-party minority member for their share of costs related to an acute care facility currently under construction.

2008 Expected Capital Expenditures:

During the remaining nine months of 2008, we expect to spend approximately $320 million to $345 million on capital expenditures, including expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at March 31, 2008. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of March 31, 2008, we had $416 million of borrowings outstanding under our revolving credit agreement and $341 million of available borrowing capacity, net of $43 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of March 31, 2008, we had $149 million of borrowings outstanding pursuant to this program and $51 million of available borrowing capacity.

In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011. The interest on the senior notes is paid semiannually in arrears on May 15 and November 15 of each year. The senior notes can be redeemed in whole at any time and in part from time to time.

Our total debt as a percentage of total capitalization was 41% at March 31, 2008 and 40% at December 31, 2007. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2008.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2008, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of March 31, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2008 totaled $86 million consisting of: (i) $79 million related to our self-insurance programs; (ii) $6 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2008. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena, beginning in January of 2006. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we have been advised is a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

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

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2006 and 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 1,813,688 shares at an average price of $49.51 per share or $89.8 million in the aggregate during the first quarter of 2008. As of March 31, 2008, the number of shares available for purchase was 3,811,404 shares. There is no expiration date for our stock repurchase program.

2008 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
January, 2008	859,037	(a)	$0.01	858,287	$49.26	$42,278	4,766,805
February, 2008	814,525		N/A	814,525	$49.32	$40,173	3,952,280
March, 2008	140,876		N/A	140,876	$52.16	$7,348	3,811,404

Total January through March	1,814,438	(a)	$0.01	1,813,688	$49.51	$89,799	3,811,404

(a.)	Includes 750 restricted shares that were forfeited by a former employee pursuant to the terms of the restricted stock purchase plan.

Dividends

During the quarter ended March 31, 2008, we declared and paid dividends of $.08 per share.

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2008	/s/ Alan B. Miller
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