Form 10-Q
period 2008-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2008-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2008:

Class A	3,328,404
Class B	47,188,012
Class C	335,800
Class D	22,429

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$1,278,692	$1,178,976	$2,576,407	$2,376,577

Operating charges:
Salaries, wages and benefits	536,788	498,579	1,087,248	1,009,572
Other operating expenses	263,173	238,093	515,668	483,445
Supplies expense	176,567	169,246	358,384	344,604
Provision for doubtful accounts	122,677	103,039	243,552	202,132
Depreciation and amortization	48,009	45,406	95,379	88,869
Lease and rental expense	17,947	16,605	35,614	32,781
Hurricane related expenses	—	1,058	—	625

	1,165,161	1,072,026	2,335,845	2,162,028

Income before interest expense, minority interests and income taxes	113,531	106,950	240,562	214,549

Interest expense, net	13,249	13,040	26,728	25,762
Minority interests in earnings of consolidated entities	11,427	8,675	24,706	22,867

Income before income taxes	88,855	85,235	189,128	165,920
Provision for income taxes	34,615	33,193	73,225	64,306

Income from continuing operations	54,240	52,042	115,903	101,614

Income (loss) from discontinued operations, net of income taxes	—	29	—	(35)

Net income	$54,240	$52,071	$115,903	$101,579

Basic earnings per share:
From continuing operations	$1.07	$0.97	$2.27	$1.90
From discontinued operations	—	—	—	—

Total basic earnings per share	$1.07	$0.97	$2.27	$1.90

Diluted earnings per share:
From continuing operations	$1.07	$0.97	$2.27	$1.89
From discontinued operations	—	—	—	—

Total diluted earnings per share	$1.07	$0.97	$2.27	$1.89

Weighted average number of common shares - basic	50,629	53,499	50,946	53,496
Other share equivalents	181	229	127	211

Weighted average number of common shares and equivalents - diluted	50,810	53,728	51,073	53,707

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,211	$16,354
Accounts receivable, net	710,065	627,186
Supplies	72,947	72,399
Other current assets	27,099	35,755
Deferred income taxes	27,666	23,153

Total current assets	843,988	774,847

Property and equipment	3,184,216	3,046,331
Less: accumulated depreciation	(1,194,311)	(1,112,415)

	1,989,905	1,933,916

Other assets:
Goodwill	748,305	750,395
Deferred charges	11,495	8,257
Other	124,900	141,242

	$3,718,593	$3,608,657

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,814	$3,116
Accounts payable and accrued liabilities	504,444	484,595

Total current liabilities	507,258	487,711

Other noncurrent liabilities	353,069	344,755
Minority interests	225,598	210,184
Long-term debt	1,050,491	1,008,786
Deferred income taxes	37,703	40,022
Commitments and contingencies

Common stockholders’ equity	1,544,474	1,517,199

	$3,718,593	$3,608,657

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$115,903	$101,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	95,379	88,888
Gain on sale of assets	—	(2,200)
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(74,863)	(36,291)
Construction management receivable	(8,016)	—
Accrued interest	811	9,260
Accrued and deferred income taxes	3,288	(7,368)
Other working capital accounts	18,331	(125)
Other assets and deferred charges	15,821	(3,783)
Other	5,410	(1,240)
Minority interest in earnings of consolidated entities, net of distributions	13,307	9,260
Accrued insurance expense, net of commercial premiums paid	38,743	23,395
Payments made in settlement of self-insurance claims	(25,648)	(22,399)

Net cash provided by operating activities	198,466	158,976

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(156,062)	(184,587)
Proceeds received from sales of assets and businesses	2,235	5,268
Settlement proceeds received related to prior year acquisition, net of expenses	1,539	—
Investment in joint-venture	(2,095)	—
Acquisition of property and businesses	—	(81,195)
Purchase of minority ownership interest in majority owned business	—	(14,762)

Net cash used in investing activities	(154,383)	(275,276)

Cash Flows from Financing Activities:
Additional borrowings, net of financing costs	150,155	116,271
Reduction of long-term debt	(109,727)	—
Issuance of common stock	1,151	1,444
Repurchase of common shares	(89,816)	(3,341)
Dividends paid	(8,096)	(8,621)
Capital contributions from minority member	2,107	8,271

Net cash (used in) provided by financing activities	(54,226)	114,024

Decrease in cash and cash equivalents	(10,143)	(2,276)
Cash and cash equivalents, beginning of period	16,354	14,939

Cash and cash equivalents, end of period	$6,211	$12,663

Supplemental Disclosures of Cash Flow Information:
Interest paid	$29,335	$20,216

Income taxes paid, net of refunds	$70,269	$71,410

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended June 30, 2008. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2008, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $376,000 and $356,000 during the three month periods ended June 30, 2008 and 2007, respectively, and $743,000 and $707,000 during the six month periods ended June 30, 2008 and 2007, respectively. Our pre-tax share of income from the Trust was approximately $276,000 and $613,000 during the three month periods ended June 30, 2008 and 2007, respectively, and $576,000 and $913,000 during the six month periods ended June 30, 2008 and 2007, respectively. The carrying value of this investment was $8.9 million at June 30, 2008 and $9.9 million at December 31, 2007, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates was $23.6 million at June 30, 2008 and $27.9 million at December 31, 2007.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during each of the three month periods ended June 30, 2008 and 2007, and $8.1 million during each of the six month periods ended June 30, 2008 and 2007. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Other Related Party Transactions:

Broadlane, Inc. (“Broadlane”) provides contracting and other supply chain services to various healthcare organizations. Our contract with Broadlane, Inc. (“Broadlane”) expired on March 31, 2008. During the first quarter of 2008, we entered into an agreement with another third-party provider of contracting and supply chain services which commenced during the second quarter of 2008. We, along with certain of our Board of Directors and members of our executive management team, own approximately 6% of the outstanding shares of Broadlane (as of March 31, 2008). The carrying value of our investment in Broadlane is approximately $13 million as of June 30, 2008. During the second quarter of 2008, a merger agreement (“Agreement”) was approved by the Board of Directors and shareholders of Broadlane whereby, subject to certain contingencies as stipulated in the Agreement, our outstanding shares of Broadlane will be converted into the right to receive a pro-rata portion of the cash proceeds generated from the Agreement (estimated to be approximately $19 million), a portion of which will be held in an escrow fund and distributed to us at various future dates. Should this Agreement be finalized, the closing is expected to occur during the third quarter of 2008.

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $2.2 million as of June 30, 2008.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of June 30, 2008 and December 31, 2007, the minority interest liability of $225.6 million and $210.2 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C, and; (iii) an outside ownership interest of approximately 11% in an acute care facility located in Laredo, Texas.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125% . There are no compensating balance requirements. As of June 30, 2008, we had $264 million of borrowings outstanding under our revolving credit agreement and $468 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of June 30, 2008, we had $160 million of borrowings outstanding pursuant to this program and $40 million of available borrowing capacity.

In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued an additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006.

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

As of June 30, 2008, the total accrual for our professional and general liability claims was $268 million ($266 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million was included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of June 30, 2008. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of June 30, 2008. We may be entitled to receive reimbursement from state guaranty funds and/or the commercial carrier’s estate for certain claims paid by us. Included in other assets was $2 million as of June 30, 2008 and December 31, 2007, related to estimated expected recoveries from various state guaranty funds in connection with payment of these claims.

Effective April 1, 2008, we have commercial property insurance policies covering catastrophic losses resulting from windstorm damage up to a $1 billion policy limit per occurrence. Losses resulting from non-named windstorms are subject to a $250,000 deductible. Losses resulting from named windstorms are subject to a 5% deductible based upon the declared value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses.). Our earthquake limit is $250 million, except for facilities in Alaska, California and the New Madrid (which includes certain counties located in Arkansas, Illinois, Kentucky, Mississippi, Missouri and Tennessee) and Pacific Northwest Seismic Zones which are subject to a $100 million limitation. The earthquake limit in Puerto Rico is $25 million. Earthquake losses are subject to a $250,000 deductible for our facilities located in all states except California, Alaska, Washington and Puerto Rico where earthquake losses are subject to a 5% deductible based upon the declared value of the property. Flood losses have a $250,000 deductible except in FEMA designated flood zones A and V (which are located in certain sections of Florida, Oklahoma and Texas) in which case the losses are subject to a $500,000 deductible. Due to an increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Other

As of June 30, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2008 totaled $82 million consisting of: (i) $79 million related to our self-insurance programs; (ii) $2 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena, beginning in January of 2006. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what were advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Our representatives have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. Our legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We are cooperating with the investigations and are responding to the matters raised with us. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. There is no assurance that we will be able to do so, and, at this time, we are unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, from time to time, we are subjected to inquiries or actions with respect to our facilities. There is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of our South Texas Health System affiliates. Even if we were to ultimately prevail, such inquiries and/or actions, including the investigation of our South Texas Health System affiliates, could have a material adverse effect on us.

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

	Three months ended June 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,353,566	$489,317	—	$2,842,883
Gross outpatient revenues	$974,976	$65,335	$19,471	$1,059,782
Total net revenues	$941,880	$317,316	$19,496	$1,278,692
Income/(loss) before income taxes	$71,625	$65,402	($48,172)	$88,855
Total assets as of 6/30/08	$2,540,035	$964,457	$214,101	$3,718,593

	Six months ended June 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,858,886	$978,050	—	$5,836,936
Gross outpatient revenues	$1,930,131	$131,923	$37,032	$2,099,086
Total net revenues	$1,912,887	$630,174	$33,346	$2,576,407
Income/(loss) before income taxes	$165,128	$126,140	($102,140)	$189,128
Total assets as of 6/30/08	$2,540,035	$964,457	$214,101	$3,718,593

	Three months ended June 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,092,069	$452,963	—	$2,545,032
Gross outpatient revenues	$897,359	$59,443	$21,444	$978,246
Total net revenues	$853,672	$286,853	$38,451	$1,178,976
Income/(loss) before income taxes	$66,194	$61,203	($42,162)	$85,235
Total assets as of 6/30/07	$2,349,902	$914,325	$267,453	$3,531,680

	Six months ended June 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,363,208	$886,875	—	$5,250,083
Gross outpatient revenues	$1,765,490	$119,088	$40,317	$1,924,895
Total net revenues	$1,746,537	$562,565	$67,475	$2,376,577
Income/(loss) before income taxes	$140,733	$112,333	($87,146)	$165,920
Total assets as of 6/30/07	$2,349,902	$914,325	$267,453	$3,531,680

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2008	2007	2008	2007
Basic:
Income from continuing operations	$54,240	$52,042	$115,903	$101,614
Less: Dividends on unvested restricted stock, net of taxes	(11)	(19)	(29)	(44)

Income from continuing operations – basic	$54,229	$52,023	$115,874	$101,570
Income (loss) from discontinued operations	—	29	—	(35)

Net income – basic	$54,229	$52,052	$115,874	$101,535

Diluted:
Income from continuing operations	$54,240	$52,042	$115,903	$101,614
Less: Dividends on unvested restricted stock, net of taxes	(11)	(19)	(29)	(44)

Income from continuing operations-diluted	$54,229	$52,023	$115,874	$101,570
Income (loss) from discontinued operations	—	29	—	(35)

Net income – diluted	$54,229	$52,052	$115,874	$101,535

Weighted average number of common shares	50,629	53,499	50,946	53,496
Net effect of dilutive stock options and grants based on the treasury stock method	181	229	127	211

Weighted average number of common shares and equivalents	50,810	53,728	51,073	53,707

Earnings Per Basic Share:
From continuing operations	$1.07	$0.97	$2.27	$1.90
From discontinued operations	—	—	—	—

Total earnings per basic share	$1.07	$0.97	$2.27	$1.90

Earnings Per Diluted Share:
From continuing operations	$1.07	$0.97	$2.27	$1.89
From discontinued operations	—	—	—	—

Total earnings per diluted share	$1.07	$0.97	$2.27	$1.89

Stock-Based Compensation: During the three months ending June 30, 2008 and 2007, compensation cost of $2.6 million ($1.6 million after-tax) and $2.1 million ($1.3 million after-tax), respectively, was recognized related to outstanding stock options. During the six months ending June 30, 2008 and 2007, compensation cost of $5.2 million ($3.2 million after-tax) and $4.5 million ($2.8 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended June 30, 2008 and 2007, compensation costs of $368,000 ($227,000 after-tax) and $1.9 million ($1.2 million after-tax), respectively, was recognized related to restricted stock and during the six months ended June 30, 2008 and 2007, compensation costs of $2.2 million ($1.4 million after-tax) and $4.1 million ($2.5 million after-tax) was recognized related to restricted stock. As of June 30, 2008 there was $26.9 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.6 years. During the first six months of 2008, there were 18,000 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $9.42 per option. Additionally, there were 32,095 restricted stock shares granted during the first six months of 2008, with a weighted-average grant date fair value of $48.33 per share.

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

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2008	2007	2008	2007
Net income	$54,240	$52,071	$115,903	$101,579
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(84)	(108)	(168)
Unrealized derivative gains (losses) on cash flow hedges, net of taxes	3,215	—	(331)	—

Comprehensive income	$57,401	$51,987	$115,464	$101,411

(9) Dispositions and Acquisitions of assets and businesses

Divestitures during the six months ended June 30, 2008:

During the first six months of 2008, we received $2 million of cash proceeds in connection with the sale of the real property of an outpatient behavioral health facility. The gain on the divestiture did not have a material impact on our results of operations.

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

(10) Dividends

A dividend of $.08 per share or $4.0 million in the aggregate was declared by the Board of Directors on May 21, 2008 and was paid on June 16, 2008 to shareholders of record as of June 2, 2008.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2008 and 2007 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$298	$336	$596	$672
Interest cost	1,207	1,091	2,414	2,182
Expected return on assets	(1,224)	(1,193)	(2,448)	(2,386)
Recognized actuarial loss	69	280	138	560

Net periodic pension cost	$350	$514	$700	$1,028

During the three months ended June 30, 2008, we made contributions totaling $4.8 million to our pension plan.

(12) Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income taxes,” (“FIN 48”) effective January 1, 2007. As of January 1, 2008, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the six months ended June 30, 2008, the estimated liabilities for uncertain tax positions (including accrued interest) were reduced due to the lapse of the statute of limitations of various taxing authorities resulting in a net income tax benefit of less than $1 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2008, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2004 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be Level 2 in the fair value hierarchy. The fair value of our interest rate swaps was a liability of $5 million at June 30, 2008.

The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We chose not to elect the fair value option for our financial assets and financial liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and financial liabilities transacted subsequent to that time. Therefore, the adoption of SFAS No. 159 had no impact on our results of operations or financial position.

Business Combinations: In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide expanded qualitative and quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued beginning after November 15, 2008, with early application permitted. Our adoption of this statement will result in changes related to presentation and disclosure of our interest rate swaps and will not affect our results of operations.

Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not currently expect the adoption of FSP 142-3 to have a material impact on our consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles: In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 clarifies the sources of accounting principles and the framework to be followed in preparing financial statements in conformity with generally accepted accounting principles in the United States. We do not expect this standard to impact our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2008, we owned and/or operated or had under construction, 27 acute care hospitals (including 1 new facility currently being constructed) and 112 behavioral health centers located in 32 states, Washington, DC and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% and 73% of our consolidated net revenues during the three months ended June 30, 2008 and 2007, respectively, and 75% and 74% during the six months ended June 30, 2008 and 2007, respectively. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of the three and six month periods ended June 30, 2008 and 24% during each of the three and six month periods ended June 30, 2007. Approximately 2% of our consolidated net revenues during the three and six month periods ended June 30, 2007 were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 35% and 37% of our net patient revenues during the three month periods ended June 30, 2008 and 2007, respectively, and 34% and 36% during the six month periods ended June 30, 2008 and 2007, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 47% and 45% of our net patient revenues during the three month periods ended June 30, 2008 and 2007, respectively, and 46% and 44% during the six months ended June 30, 2008 and 2007, respectively.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $143 million during each of the three month periods ended June 30, 2008 and 2007 and $297 million and $270 million during the six month periods ended June 30, 2008 and 2007, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $169 million at June 30, 2008 and $121 million at December 31, 2007.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $88 million at June 30, 2008 and $81 million as of December 31, 2007.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 13 to the Consolidated Financial Statements as included in this Report on Form 10-Q for the quarterly period ended June 30, 2008.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the three months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008		Three months ended June 30, 2007
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,278,692	100.0%	$1,178,976	100.0%
Operating charges:
Salaries, wages and benefits	536,788	42.0%	498,579	42.3%
Other operating expenses	263,173	20.6%	238,093	20.2%
Supplies expense	176,567	13.8%	169,246	14.4%
Provision for doubtful accounts	122,677	9.6%	103,039	8.7%
Depreciation and amortization	48,009	3.8%	45,406	3.9%
Lease and rental expense	17,947	1.4%	16,605	1.4%
Hurricane related expenses, net	—	—	1,058	0.1%

Subtotal operating expenses	1,165,161	91.1%	1,072,026	90.9%

Income before interest expense, minority interests and income taxes	113,531	8.9%	106,950	9.1%
Interest expense, net	13,249	1.0%	13,040	1.1%
Minority interests in earnings of consolidated entities	11,427	0.9%	8,675	0.8%

Income before income taxes	88,855	6.9%	85,235	7.2%
Provision for income taxes	34,615	2.7%	33,193	2.8%

Income from continuing operations	54,240	4.2%	52,042	4.4%
Income from discontinued operations, net of income taxes	—	—	29	0.0%

Net income	$54,240	4.2%	$52,071	4.4%

Net revenues increased 8% or $100 million to $1.28 billion during the three month period ended June 30, 2008 as compared to $1.18 billion during the comparable prior year quarter. The increase was attributable to:

•	an $88 million or 8% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•

$12 million of other combined net increases in revenues including revenues generated at Centennial Hills Hospital Medical Center (“Centennial Hills Hospital”) and behavioral health care facilities opened or acquired during 2007 and 2008.

Income before income taxes increased $4 million to $89 million during the three months ended June 30, 2008 as compared to $85 million during the comparable quarter of the prior year. Included in our income before income taxes during the second quarter of 2008, as compared to the comparable prior year quarter, was the following:

•

an increase of $20 million at our acute care facilities, as discussed below in Acute Care Hospital Services (exclusive of the impact resulting from the reduction to our prior year reserves for professional and general liability self-insured claims recorded during the second quarter of 2007, as mentioned below);

•

an increase of $6 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (exclusive of the impact resulting from the reduction to our prior year reserves for professional and general liability self-insured claims recorded during the second quarter of 2007, as mentioned below);

•

a decrease of $16 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims recorded during the second quarter of 2007, based upon the results of a reserve analysis, as mentioned below, and;

•	a decrease of $6 million from other combined net unfavorable changes.

Net income increased $2 million to $54 million during the three month period ended June 30, 2008, as compared to $52 million during the comparable prior year quarter. The increase in net income during the second quarter of 2008, as compared to the comparable prior year quarter, consisted of the after-tax impact of the $4 million increase in income before income taxes, as discussed above.

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

The following table summarizes our results of operations, and is used in the discussion below, for the six months ended June 30, 2008 and 2007:

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,576,407	100.0%	$2,376,577	100.0%
Operating charges:
Salaries, wages and benefits	1,087,248	42.2%	1,009,572	42.5%
Other operating expenses	515,668	20.0%	483,445	20.3%
Supplies expense	358,384	13.9%	344,604	14.5%
Provision for doubtful accounts	243,552	9.5%	202,132	8.5%
Depreciation and amortization	95,379	3.7%	88,869	3.7%
Lease and rental expense	35,614	1.4%	32,781	1.4%
Hurricane related expenses, net	—	—	625	0.1%

Subtotal operating expenses	2,335,845	90.7%	2,162,028	91.0%

Income before interest expense, minority interests and income taxes	240,562	9.3%	214,549	9.0%
Interest expense, net	26,728	1.0%	25,762	1.0%
Minority interests in earnings of consolidated entities	24,706	1.0%	22,867	1.0%

Income before income taxes	189,128	7.3%	165,920	7.0%
Provision for income taxes	73,225	2.8%	64,306	2.7%

Income from continuing operations	115,903	4.5%	101,614	4.3%
Loss from discontinued operations, net of income taxes	—	—	(35)	0.0%

Net income	$115,903	4.5%	$101,579	4.3%

Net revenues increased 8% or $200 million to $2.58 billion during the six month period ended June 30, 2008 as compared to $2.38 billion during the comparable prior year period. The increase was attributable to:

•	an $172 million or 8% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods, and;

•	$28 million of other combined net increases in revenues including revenues generated at Centennial Hills Hospital and behavioral health care facilities opened or acquired during 2007 and 2008.

Income before income taxes increased $23 million to $189 million during the six months ended June 30, 2008 as compared to $166 million during the comparable six month period of the prior year. Included in our income before income taxes during the six months ended June 30, 2008, as compared to the comparable prior year period, was the following:

•

an increase of $39 million at our acute care facilities, as discussed below in Acute Care Hospital Services (exclusive of the impact during the second quarter of 2007 resulting from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned above);

•

an increase of $16 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (exclusive of the impact during the second quarter of 2007 resulting from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned above),

•

a decrease of $16 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims recorded during the second quarter of 2007, as mentioned above, and;

•	a decrease of $16 million from other combined net unfavorable changes.

Net income increased $14 million to $116 million during the six month period ended June 30, 2008, as compared to $102 million during the comparable prior year period. The increase in net income during the second quarter of 2008, as compared to the comparable prior year period, consisted of the after-tax impact of the $23 million increase in income before income taxes, as discussed above.

Acute Care Hospital Services

Same Facility – Acute Care

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2008 and 2007 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$917,428	100.0	$852,241	100.0	$1,872,020	100.0	$1,747,398	100.0

Salaries, wages and benefits	347,366	37.9	335,169	39.3	703,056	37.6	679,683	38.9
Other operating expenses	173,446	18.9	161,944	19.0	342,585	18.3	325,844	18.6
Supplies expense	152,809	16.7	150,436	17.7	310,392	16.6	307,504	17.6
Provision for doubtful accounts	110,087	12.0	96,290	11.3	218,894	11.7	188,820	10.8
Depreciation and amortization	36,851	4.0	37,299	4.4	73,099	3.9	73,217	4.2
Lease and rental	11,792	1.3	11,547	1.4	23,979	1.3	22,815	1.3

Subtotal operating expenses	832,351	90.7	792,685	93.0	1,672,005	89.3	1,597,883	91.4

Income before interest expense, minority interests and income taxes	85,077	9.3	59,556	7.0	200,015	10.7	149,515	8.6
Interest expense, net	953	0.1	778	0.1	1,903	0.1	1,527	0.1
Minority interests in earnings of consolidated entities	11,060	1.2	7,397	0.9	25,545	1.4	20,323	1.2

Income before income taxes	$73,064	8.0	$51,381	6.0	$172,567	9.2	$127,665	7.3

On a same facility basis during the three month period ended June 30, 2008, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $65 million or 8%. Income before income taxes increased $22 million or 42% to $73 million or 8.0% of net revenues during the second quarter of 2008 as compared to $51 million or 6.0% of net revenues during the comparable prior year quarter. The increase in income before income taxes during the second quarter of 2008, as compared to the comparable quarter of the prior year, was due primarily to: (i) an increase in patients covered by commercial insurance, including managed care payors; (ii) the opening of several new projects and capacity additions to certain of our facilities located in Florida and California, and; (iii) increased operating efficiencies due to the reduction of certain operating expenses including registry and supplies expense. These favorable operating trends were manifested by increased income in a variety of our markets including South Texas, Florida, Washington, D.C. and Las Vegas, Nevada.

On a same facility basis during the six month period ended June 30, 2008, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $125 million or 7%. Income before income taxes increased $45 million or 35% to $173 million or 9.2% of net revenues during the first six months of 2008 as compared to $128 million or 7.0% of net revenues during the comparable prior year period. The increase in income before income taxes during the first six months of 2008, as compared to the comparable six month period of the prior year, was due primarily to the favorable operating trends mentioned above.

Inpatient admissions to our acute care facilities owned for more than a year increased 0.8% during the second quarter of 2008, as compared to the comparable 2007 quarter, while patient days increased 1.3%. Inpatient admissions to these facilities increased 0.8% during the first six months of 2008, as compared to the comparable 2007 period, while patient days increased 1.7%. The average length of patient stay at these facilities was 4.5 days during each of the three and six month periods ended June 30, 2008 and 2007. The occupancy rate, based on the average available beds at these facilities, was 63% and 62% during the three month periods ended June 30, 2008 and 2007, respectively, and 65% and 64% during the six month periods ended June 30, 2008 and 2007, respectively. Our same facility inpatient volumes were negatively impacted during the three and six months ended June 30, 2008, as compared to the comparable prior year periods, by the: (i) opening of the previously disclosed, newly constructed capacity at the physician-owned competitor hospital in McAllen, Texas, and; (ii) the opening of our newly constructed Centennial Hills Hospital. Since Centennial Hills Hospital is a newly opened facility, it is not included our same facility basis results during the first six months 2008. However, we believe a portion of the patient volume at Centennial Hills Hospital during the first six months of 2008 would have been treated at our previously existing hospitals in the Las Vegas, Nevada market which are included in our same facility basis results.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, during the second quarter of 2008, as compared to the comparable quarter of the prior year, net revenue per adjusted admission and per adjusted patient day (adjusted for outpatient activity) at these facilities increased 7.0% and 6.5%, respectively. Net revenue per adjusted admission and per adjusted patient day at these facilities increased 6.0% and 5.1%, respectively, during the six month period ended June 30, 2008 as compared to the comparable period of the prior year.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $143 million during each of the three month periods ended June 30, 2008 and 2007 and $297 million and $270 million during the six month periods ended June 30, 2008 and 2007, respectively. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during the three and six months ended June 30, 2008 and 2007. Included in these results, in addition to the same facility results shown above, is: (i) the financial results for the three and six months ended June 30, 2008 for Centennial Hills Hospital located in Las Vegas, Nevada which was opened during the first quarter of 2008; (ii) the favorable impact realized during the three and six month periods ended June 30, 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims (as mentioned above in Results of Operations), and; (iii) the net hurricane related expenses recorded during the three and six month periods ended June 30, 2007(amounts in thousands):

All Acute Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$941,880	100.0	$853,672	100.0	$1,912,887	100.0	$1,746,537	100.0

Salaries, wages and benefits	357,088	37.9	335,393	39.3	721,830	37.7	680,087	38.9
Other operating expenses	178,868	19.0	146,306	17.1	353,912	18.5	310,236	17.8
Supplies expense	156,561	16.6	150,438	17.6	318,437	16.6	307,507	17.6
Provision for doubtful accounts	114,904	12.2	96,290	11.3	226,727	11.9	188,820	10.8
Depreciation and amortization	38,863	4.1	37,299	4.4	76,986	4.0	73,217	4.2
Lease and rental	12,366	1.3	11,558	1.4	25,020	1.3	22,836	1.3
Hurricane related expenses	—	—	871	0.1	—	—	161	0.0

Subtotal operating expenses	858,650	91.2	778,155	91.2	1,722,912	90.1	1,582,864	90.6

Income before interest expense, minority interest and income taxes	83,230	8.8	75,517	8.8	189,975	9.9	163,673	9.4
Interest expense, net	953	0.1	778	0.1	1,903	0.1	1,527	0.1
Minority interests in earnings of consolidated entities	10,652	1.1	8,545	0.9	22,944	1.2	21,413	1.2

Income before income taxes	$71,625	7.6	$66,194	7.8	$165,128	8.6	$140,733	8.1

During the three months ended June 30, 2008, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased 10% or $88 million. The increase in net revenues was primarily attributable to:

•	a $65 million increase in same facility revenues, as discussed above, and;

•

$23 million of other combined net changes consisting primarily of the revenues generated at the newly constructed Centennial Hills Hospital which was completed and opened during the first quarter of 2008.

Income before income taxes increased $5 million during the second quarter of 2008 as compared to the comparable quarter of 2007. Included in income before income taxes at our acute care hospitals during the second quarter of 2008, as compared to the comparable prior year quarter, was the following:

•	an increase of $22 million at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $14 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims attributable to our acute care facilities recorded during the second quarter of 2007, as mentioned above, and;

•	$3 million of combined unfavorable changes including the pre-tax loss incurred at Centennial Hills Hospital.

During the six months ended June 30, 2008, as compared to the comparable prior year period, net revenues at our acute care hospitals increased 10% or $166 million. The increase in net revenues was primarily attributable to:

•	a $125 million increase in same facility revenues, as discussed above, and;

•	$41 million of other combined net changes consisting primarily of the revenues generated at Centennial Hills Hospital.

Income before income taxes increased $24 million during the six months ended June 30, 2008 as compared to the comparable period of 2007. Included in income before income taxes at our acute care hospitals during the first six months of 2008, as compared to the comparable prior year period, was the following:

•	an increase of $45 million at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $14 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims attributable to our acute care facilities recorded during the second quarter of 2007, as mentioned above, and;

•	$7 million of combined unfavorable changes including the pre-tax loss incurred at Centennial Hills Hospital.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2008 and 2007 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$309,215	100.0	$286,829	100.0	$610,208	100.0	$562,525	100.0

Salaries, wages and benefits	150,686	48.8	140,585	49.0	299,593	49.1	279,141	49.6
Other operating expenses	56,688	18.3	52,500	18.3	111,766	18.3	104,555	18.6
Supplies expense	17,569	5.7	16,674	5.8	34,873	5.7	32,765	5.8
Provision for doubtful accounts	7,568	2.4	6,458	2.3	15,909	2.6	12,763	2.3
Depreciation and amortization	6,930	2.2	6,739	2.3	13,679	2.2	12,945	2.3
Lease and rental	4,419	1.4	4,088	1.4	8,534	1.4	8,109	1.4

Subtotal operating expenses	243,860	78.9	227,044	79.2	484,354	79.4	450,278	80.0

Income before interest expense, minority interests and income taxes	65,355	21.1	59,785	20.8	125,854	20.6	112,247	20.0
Interest expense, net	80	0.0	108	0.0	171	0.0	217	0.0
Minority interests in earnings of consolidated entities	(25)	0.0	20	0.0	(7)	0.0	321	0.1

Income before income taxes	$65,300	21.1	$59,657	20.8	$125,690	20.6	$111,709	19.9

On a same facility basis during the second quarter of 2008, as compared to the second quarter of 2007, net revenues at our behavioral health care facilities increased 8% or $22 million. Income before income taxes increased $6 million or 10% to $65 million or 21.1% of net revenues during the three months ended June 30, 2008, as compared to $60 million or 20.8% of net revenues during the comparable prior year quarter.

On a same facility basis during the six months ended June 30, 2008, as compared to the comparable period of the prior year, net revenues at our behavioral health care facilities increased 9% or $48 million. Income before income taxes increased $14 million or 13% to $126 million or 20.6% of net revenues during the first six months of 2008, as compared to $112 million or 19.9% of net revenues during the comparable prior year period.

Inpatient admissions to these facilities increased 8.5% and 8.3% during the three and six month periods ended June 30, 2008, respectively, as compared to the comparable 2007 periods. Patient days increased 3.1% and 4.1% during the three and six month periods ended June 30, 2008, respectively, over the comparable 2007 periods. The average length of patient stay at these facilities was 16.0 days and 16.9 days during the quarters ended June 30, 2008 and 2007, respectively, and 16.1 days and 16.6 days during the six month periods ended June 30, 2008 and 2007, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% during each of the three months ended June 30, 2008 and 2007, and 77% and 76% during the six month periods ended June 30, 2008 and 2007, respectively.

On a same facility basis, net revenue per adjusted patient day at these facilities increased 5.1% and 4.7%, respectively, as compared to the comparable prior year periods. Net revenue per adjusted admission at these facilities decreased 0.1% and increased 1.2% during the three and six month periods ended June 30, 2008, respectively, as compared to the comparable prior year periods.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired or recently opened facilities, for the three and six months ended June 30, 2008 and 2007 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$317,316	100.0	$286,853	100.0	$630,174	100.0	$562,565	100.0

Salaries, wages and benefits	155,170	48.9	140,677	49.0	310,418	49.3	279,743	49.7
Other operating expenses	59,242	18.7	50,868	17.7	117,684	18.7	103,180	18.3
Supplies expense	18,060	5.7	16,692	5.8	36,183	5.7	32,838	5.8
Provision for doubtful accounts	7,695	2.4	6,458	2.3	16,374	2.6	12,763	2.3
Depreciation and amortization	7,136	2.2	6,739	2.3	14,398	2.3	13,058	2.3
Lease and rental	4,556	1.4	4,088	1.4	8,813	1.4	8,112	1.4

Subtotal operating expenses	251,859	79.4	225,522	78.6	503,870	80.0	449,694	79.9

Income before interest expense, minority interests and income taxes	65,457	20.6	61,331	21.4	126,304	20.0	112,871	20.1
Interest expense, net	80	0.0	108	0.1	171	0.0	217	0.0
Minority interests in earnings of consolidated entities	(25)	0.0	20	0.0	(7)	0.0	321	0.1

Income before income taxes	$65,402	20.6	$61,203	21.3	$126,140	20.0	$112,333	20.0

During the second quarter of 2008, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 11% or $30 million. The increase in net revenues was attributable to

•	a $22 million increase in same facility revenues, as discussed above, and;

•	$8 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $4 million or 7% to $65 million or 20.6% of net revenues during the second quarter of 2008, as compared to $61 million or 21.3% of net revenues during the second quarter of 2007. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $6 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•

a decrease of $2 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims attributable to our behavioral health facilities recorded during the second quarter of 2007, as mentioned above.

During the first six months of 2008, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 12% or $68 million. The increase in net revenues was attributable to

•	a $48 million increase in same facility revenues, as discussed above, and;

•	$20 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $14 million or 12% to $126 million or 20.0% of net revenues during the first six months of 2008, as compared to $112 million or 20.0% of net revenues during the comparable period of 2007. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $14 million increase at our behavioral health facilities owned for more than a year, as discussed above;

•

a decrease of $2 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims attributable to our behavioral health facilities recorded during the second quarter of 2007, as mentioned above, and;

•	an increase of $2 million resulting from the combined income, net of losses, generated at recently acquired or opened facilities.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and six month periods ended June 30, 2008 and 2007 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Third Party Payors:
Medicare	23%	24%	24%	25%
Medicaid	12%	13%	10%	11%
Managed Care (HMO and PPOs)	47%	45%	46%	44%
Other Sources	18%	18%	20%	20%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Third Party Payors:
Medicare	26%	28%	27%	28%
Medicaid	9%	9%	6%	7%
Managed Care (HMO and PPOs)	48%	47%	47%	45%
Other Sources	17%	16%	20%	20%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Third Party Payors:
Medicare	15%	15%	16%	15%
Medicaid	22%	25%	22%	24%
Managed Care (HMO and PPOs)	43%	41%	42%	42%
Other Sources	20%	19%	20%	19%

Total	100%	100%	100%	100%

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

In July, 2008, CMS published the final IPPS 2009 payment rule which provides for a 3.6% market basket increase to the base Medicare DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates are considered, we estimate our overall increase from the final rule in federal fiscal year 2009 will approximate 3.7% to 4.2%.

Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established the outpatient prospective payment system for outpatient hospital services provided on or after August 1, 2000 (“OPPS”). Under the OPPS, CMS pays for hospital outpatient services on a rate-per-service basis that varies according to the ambulatory payment classification (“APC”) group to which the service is assigned. The OPPS rate is an unadjusted national payment amount that includes the Medicare payment and the beneficiary co-payment. Special payments under the OPPS may be made for certain new technology items and services through transitional pass-through payments and special reimbursement rates. On November 1, 2007, CMS released a final rule with comment period updating the hospital OPPS. The rule is effective for those services furnished in calendar year 2008, by general acute care hospitals, inpatient rehabilitation facilities, inpatient psychiatric facilities and long-term acute care hospitals. CMS estimates that hospitals will receive an overall average increase of 3.8% in Medicare payments for outpatient services in 2008, after accounting for the annual market basket update and other factors that typically affect the level of payments. Changes in the final rule including providing larger payment bundles for certain OPPS services which will, in CMS’s estimation, provide hospitals with more flexibility in managing their resources. The rule also updates the payment rates for the revised ambulatory surgical center payment system, beginning in 2008. In July 2008, CMS published the proposed OPPS annual payment update for 2009 which will be 3.0%.

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

Psychiatric hospitals have also traditionally been excluded from the IPPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contains provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system was phased-in over a three-year period and was fully implemented for our behavioral health facilities by June 30, 2008. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. According to the May, 2007 CMS notice, the market basket increase was 3.2% for the period of July 1, 2007 through June 30, 2008. In addition, according to the May, 2008 CMS notice, the market basket increase is 3.2% for the period of July 1, 2008 through June 30, 2009.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In connection with this program, we earned revenues of $4 million during each of the three month periods ended June 30, 2008 and 2007 and $9 million during each of the six month periods ended June 30, 2008 and 2007. At this time, we believe we will be entitled to revenues of approximately $10 million during the remaining six months of 2008 in connection with this program.

In July, 2006, CMS retroactively approved to June, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program was subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In connection with this program, we earned revenues of $2 million and $5 million during the three and six month periods ended June 30, 2008, respectively. Our financial statements included a minimal amount of revenues earned pursuant to this program during the six months ended June 30, 2007. At this time, we believe we will be entitled to revenues of approximately $4 million during the remaining six months of 2008 in connection with this program.

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

In October, 2007, we were notified by the THHSC that CMS deferred approximately 25% of the federal financial participation (“FFP”) on Medicaid supplemental payments made to private hospitals during the second calendar quarter of 2007 pursuant to two SPAs approved by CMS in July and September of 2006. This deferral applies to our acute care hospitals that operate in Hildalgo, Maverick and Webb counties. In April, 2008, we received notification from THHSC that a settlement agreement has been reached with CMS and that both CMS and THHSC intend to remove the supplemental payment deferral status. THHSC has indicated the distribution of supplemental payments will resume in August, 2008 at levels consistent with pre-deferral amounts. We estimate that our hospitals in these counties will be entitled to supplemental payment reimbursements of approximately $7 million annually.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2008 fiscal years (covering the period of September 1, 2007 through August 31, 2008 for Texas and October 1, 2007 through September 30, 2008 for South Carolina). Included in our financial results was an aggregate of $10 million and $12 million during the three month periods ended June 30, 2008 and 2007, respectively, and $21 million and $22 million during the six month periods ended June 30, 2008 and 2007. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $7 million and $9 million during the three month periods ended June 30, 2008 and 2007, respectively, and $14 million and $17 million during the six month periods ended June 30, 2008 and 2007, respectively. In connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party which was completed during 2008, we earned revenues of $10 million and $27 million during the three month periods ended June 30, 2008 and 2007, respectively, and $15 million and $46 million during the six month periods ended June 30, 2008 and 2007, respectively. Combined income before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three and six month periods ended June 30, 2008 and 2007.

Interest expense was $13 million during each of the three month periods ended June 30, 2008 and 2007 and $27 million and $26 million during the six month periods ended June 30, 2008 and 2007, respectively. In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original Notes issued in June, 2006 (see Note 4 – Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings pursuant to our revolving credit agreement and accounts receivable securitization program. As compared to the comparable periods of the prior year, the combined average outstanding borrowings on the above-mentioned debt instruments increased $139 million and $130 million during the three and six month periods ended June 30, 2008, respectively. The increases in the combined average outstanding borrowings were offset by decreases in the combined average annual interest rate of 1.9% and 1.5% during the three and six month periods ended June 30, 2008, respectively, as compared to the comparable prior year periods.

The effective tax rate was 39.0% and 38.9% during the three month periods ended June 30, 2008 and 2007, respectively, and 38.7% and 38.8% during the six month periods ended June 30, 2008 and 2007, respectively.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $198 million during the six months ended June 30, 2008 and $159 million during the six month period of the prior year. The net increase of $39 million, or 25%, was primarily attributable to the following:

•

a favorable change of $23 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization and gain on sales of assets);

•	an unfavorable change of $39 million in accounts receivable, $13 million of which related to the newly constructed Centennial Hills Hospital which opened during the first quarter of 2008;

•	a favorable change of $18 million in other working capital accounts due primarily to the timing of accrued payroll and accounts payable disbursements;

•

a favorable change of $20 million in other assets and deferred charges partially due to the receipt during the second quarter of 2008 of a previously outstanding $9 million deposit held by our pharmacy supply distributor;

•	a favorable change of $12 million in our accrued insurance expense for self-insured professional and general liability and workers’ compensation claims, net of payments made;

•	$5 million of other combined net favorable changes.

Our days sales outstanding (“DSO”), are calculated by dividing our quarterly net revenue by the number of days in the six month period. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 50 days at June 30, 2008 and 49 days at June 30, 2007.

Net cash used in investing activities

During the six month period ended June 30, 2008, we used $154 million of net cash in investing activities as compared to $275 million of net cash used in investing activities during the six months ended June 30, 2007.

During the first six months of 2008, we used $154 million of net cash in investing activities as follows:

•

spent $156 million to finance capital expenditures at our facilities, including construction costs related to Centennial Hills Hospital Las Vegas, Nevada which was completed and opened during the first quarter of 2008, a new 171-bed acute care hospital located in Palmdale, California that is scheduled to be completed and opened in 2009, and a major expansion to our Southwest Healthcare System hospitals located in Wildomar and Murrieta, California, and;

•	$2 million of other net cash provided by operating activities including proceeds received in connection with the sale of real property of a behavioral health facility in Alaska.

During the first six months of 2007, we used $275 million of net cash in investing activities as follows:

•

spent $184 million to finance capital expenditures at our facilities, including construction costs related to Centennial Hills Hospital, the new 171-bed acute care hospital located in Palmdale, California as mentioned above, a newly constructed replacement behavioral health care facility located in Chicago, Illinois that was completed during the second quarter of 2007 and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that was completed during the second quarter of 2007;

•

spent $81 million to acquire: (i) certain assets of Texoma Healthcare System located in Texas, including a 153-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a physician group practice structured as a 501A corporation; (ii) the previously leased, real property assets of a behavioral health facility located in Ohio, and; (iii) the acquisition of a 52-bed behavioral health facility located in Dover, Delaware;

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

Net cash provided by/used in financing activities

During the six month period ended June 30, 2008, we used $54 million of net cash in financing activities as compared to $114 million of net cash provided by financing activities during the comparable six month period of 2007.

During the first six months of 2008, we used $54 million of net cash provided by financing activities as follows:

•	generated $150 million of proceeds from the issuance of additional senior notes which have a 7.25% coupon rate and are scheduled to mature on June 30, 2016;

•	spent $110 million on net of repayments of debt primarily pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $90 million to repurchase 1.8 million shares of our Class B Common Stock;

•	spent $8 million to pay quarterly cash dividends of $.08 per share, and;

•

generated $4 million from other sources including the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans and capital contributions received from a third-party minority member for their share of construction costs related to Centennial Hills Hospital.

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

2008 Expected Capital Expenditures:

During the remaining six months of 2008, we expect to spend approximately $170 million to $195 million on capital expenditures, including expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at June 30, 2008. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of June 30, 2008, we had $264 million of borrowings outstanding under our revolving credit agreement and $468 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .25%. The initial term of this Securitization is 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of June 30, 2008, we had $160 million of borrowings outstanding pursuant to this program and $40 million of available borrowing capacity.

In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued an additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011. The interest on the senior notes is paid semiannually in arrears on May 15 and November 15 of each year. The senior notes can be redeemed in whole at any time and in part from time to time.

Our total debt as a percentage of total capitalization was 41% at June 30, 2008 and 40% at December 31, 2007. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2008.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2008, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of June 30, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2008 totaled $82 million consisting of: (i) $79 million related to our self-insurance programs; (ii) $2 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $1 million of debt guarantees related to entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the six months ended June 30, 2008. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena, beginning in January of 2006. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what were advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Our representatives have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. Our legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We are cooperating with the investigations and are responding to the matters raised with us. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. There is no assurance that we will be able to do so, and, at this time, we are unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, from time to time, we are subjected to inquiries or actions with respect to our facilities. There is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigation of our South Texas Health System affiliates. Even if we were to ultimately prevail, such inquiries and/or actions, including the investigation of our South Texas Health System affiliates, could have a material adverse effect on us.

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

During 2006 and 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 296 shares at an average price of $60.81 per share or $18,000 in the aggregate during the second quarter of 2008 and 1,813,984 shares at an average price of $49.51 per share or $89.8 million in the aggregate during the first six months of 2008. As of June 30, 2008, the number of shares available for purchase was 3,811,108 shares. There is no expiration date for our stock repurchase program.

2008 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
April, 2008	215		N/A	215	$60.14	$12	3,811,189
May, 2008	13,581	(a)	$0.01	81	$62.88	$5	3,811,108
June, 2008	4,000	(a)	$0.01	N/A	N/A	N/A	3,811,108

Total April through June	17,796	(a)	$0.01	296	$60.89	$17	3,811,108

(a.)	Includes 13,500 and 4,000 restricted shares that were forfeited by former employees pursuant to the terms of the restricted stock purchase plan in May and June, 2008, respectively.

Dividends

During the quarter ended June 30, 2008, we declared and paid dividends of $.08 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to a vote of our stockholders at the Annual Meeting of Stockholders held on May 21, 2008.

At the meeting, the following proposals, as described in the proxy statement delivered to all of our stockholders, were approved by the votes indicated:

Election by Class A and Class C stockholders of one Class III Director:

Alan B. Miller
Votes cast in favor	3,664,204
Votes withheld	0

Election by Class B and Class D stockholders of one Class III Director:

John F. Williams, Jr., M.D., Ed.D
Votes cast in favor	36,909,561
Votes withheld	3,710,001

Approval of an amendment to the Universal Health Services, Inc. 2005 Stock Incentive Plan by the holders of Class A, B, C and D Common Stock:

Votes cast in favor	58,331,011
Votes cast against	14,988,850
Votes abstained	256,597
Broker non-votes	3,658,498

Approval of an amendment to Universal Health Services, Inc. Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan by the holders of Class A, B, C and D Common Stock:

Votes cast in favor	69,235,655
Votes cast against	4,182,566
Votes abstained	158,237
Broker non-votes	3,658,468

Item 6.	Exhibits

(a) Exhibits:

4.1	Form of Note, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

4.2	Officers’ Certificate, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

10.1	Amended and Restated 2005 Stock Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.2	Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.3	Underwriting Agreement by and among Banc of America Securities LLC, as representative of the underwriters named in Schedule II, and Universal Health Services, Inc., dated May 29, 2008, previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2008	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Note, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

4.2	Officers’ Certificate, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

10.1	Amended and Restated 2005 Stock Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.2	Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.3	Underwriting Agreement by and among Banc of America Securities LLC, as representative of the underwriters named in Schedule II, and Universal Health Services, Inc., dated May 29, 2008, previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002