Form 10-Q
period 2008-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2008-11-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2008:

Class A	3,328,404
Class B	46,974,725
Class C	335,800
Class D	22,269

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$1,244,462	$1,163,605	$3,785,015	$3,505,813

Operating charges:
Salaries, wages and benefits	530,858	502,361	1,600,514	1,494,553
Other operating expenses	269,299	261,637	777,257	737,240
Supplies expense	170,743	160,190	524,246	499,930
Provision for doubtful accounts	125,003	108,639	365,446	308,363
Depreciation and amortization	48,465	45,898	142,544	133,343
Lease and rental expense	17,600	17,838	53,021	50,405
Hurricane related expenses	—	82	—	707

	1,161,968	1,096,645	3,463,028	3,224,541

Income before interest expense, minority interests and income taxes	82,494	66,960	321,987	281,272

Interest expense, net	13,419	12,881	40,147	38,643
Minority interests in earnings of consolidated entities	9,316	9,784	34,022	32,651

Income before income taxes	59,759	44,295	247,818	209,978
Provision for income taxes	22,536	14,961	95,352	79,177

Income from continuing operations	37,223	29,334	152,466	130,801

(Loss) income from discontinued operations, net of income taxes	(226)	(480)	434	(368)

Net income	$36,997	$28,854	$152,900	$130,433

Basic earnings per share:
From continuing operations	$0.73	$0.55	$3.00	$2.45
From discontinued operations	—	(0.01)	0.01	(0.01)

Total basic earnings per share	$0.73	$0.54	$3.01	$2.44

Diluted earnings per share:
From continuing operations	$0.73	$0.55	$2.99	$2.44
From discontinued operations	—	(0.01)	0.01	(0.01)

Total diluted earnings per share	$0.73	$0.54	$3.00	$2.43

Weighted average number of common shares – basic	50,544	53,481	50,812	53,491
Other share equivalents	217	148	157	190

Weighted average number of common shares and equivalents – diluted	50,761	53,629	50,969	53,681

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,805	$16,354
Accounts receivable, net	628,973	627,186
Supplies	72,636	72,399
Other current assets	25,300	35,755
Deferred income taxes	32,215	23,153
Current assets held for sale	10,871	—

Total current assets	777,800	774,847

Property and equipment	3,229,735	3,046,331
Less: accumulated depreciation	(1,214,445)	(1,112,415)

	2,015,290	1,933,916

Other assets:
Goodwill	749,839	750,395
Deferred charges	9,578	8,257
Other	115,242	141,242
Other noncurrent assets held for sale	30,587	—

	$3,698,336	$3,608,657

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$8,260	$3,116
Accounts payable and accrued liabilities	553,762	484,595
Current liabilities held for sale	4,221	—

Total current liabilities	566,243	487,711

Other noncurrent liabilities	362,421	344,755
Minority interests	232,555	210,184
Long-term debt	935,461	1,008,786
Deferred income taxes	35,342	40,022
Commitments and contingencies

Common stockholders’ equity	1,566,314	1,517,199

	$3,698,336	$3,608,657

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$152,900	$130,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	144,711	135,417
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(9,470)	(17,359)
Accrued interest	11,290	9,055
Accrued and deferred income taxes	(3,418)	(6,374)
Other working capital accounts	35,941	47,558
Other assets and deferred charges	16,317	37
Other	12,347	2,723
Minority interest in earnings of consolidated entities, net of distributions	15,209	9,041
Accrued insurance expense, net of commercial premiums paid	58,127	45,275
Payments made in settlement of self-insurance claims	(38,011)	(33,025)

Net cash provided by operating activities	395,943	322,781

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(239,880)	(263,366)
Proceeds received from sales of assets	32,634	5,268
Settlement proceeds received related to prior year acquisition, net of expenses	1,539	—
Investment in joint-venture	(1,270)	—
Acquisition of assets and businesses	(14,775)	(103,159)
Purchase of minority ownership interest in majority owned business	(1,058)	(14,762)

Net cash used in investing activities	(222,810)	(376,019)

Cash Flows from Financing Activities:
Additional borrowings, net of financing costs	150,155	169,852
Reduction of long-term debt	(219,311)	(103,846)
Issuance of common stock	1,751	1,041
Repurchase of common shares	(104,436)	(14,386)
Dividends paid	(12,147)	(12,917)
Capital contributions from minority member	2,306	12,129

Net cash (used in) provided by financing activities	(181,682)	51,873

Decrease in cash and cash equivalents	(8,549)	(1,365)
Cash and cash equivalents, beginning of period	16,354	14,939

Cash and cash equivalents, end of period	$7,805	$13,574

Supplemental Disclosures of Cash Flow Information:
Interest paid	$34,198	$35,991

Income taxes paid, net of refunds	$97,907	$83,894

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended September 30, 2008. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 in Item 1A-Risk Factors and in Item 7 Management’s Discussion and Analysis of Operations and Financial Condition – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. The balance sheet at December 31, 2007 has been derived from the audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2008, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $408,000 and $355,000 during the three month periods ended September 30, 2008 and 2007, respectively, and $1.2 million and $1.1 million during the nine month periods ended September 30, 2008 and 2007, respectively. Our pre-tax share of income from the Trust was $243,000 and $299,000 during the three month periods ended September 30, 2008 and 2007, respectively, and $819,000 and $1.2 million during the nine month periods ended September 30, 2008 and 2007, respectively. The carrying value of this investment was $9.3 million at September 30, 2008 and $9.9 million at December 31, 2007, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $30.6 million at September 30, 2008 and $27.9 million at December 31, 2007.

Total rent expense under the operating leases on the hospital facilities with the Trust was $3.9 million during each of the three month periods ended September 30, 2008 and 2007, and $12.0 million during each of the nine month periods ended September 30, 2008 and 2007. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

We invested $3.3 million for a 25% ownership interest in an information technology company that provides laboratory information system and order management technology to many of our acute care hospitals. We also committed to pay this company a license fee which has a remaining commitment of $1.1 million as of September 30, 2008.

(3) Other Noncurrent and Minority Interest Liabilities

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of September 30, 2008 and December 31, 2007, the minority interest liability of $232.6 million and $210.2 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C. and; (iii) an outside ownership interest of approximately 11% in an acute care facility located in Laredo, Texas.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of September 30, 2008, we had $210 million of borrowings outstanding under our revolving credit agreement and $527 million of available borrowing capacity, net of $63 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of September 30, 2008, we had $110 million of borrowings outstanding pursuant to this program and $90 million of available borrowing capacity.

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

As of September 30, 2008, the total accrual for our professional and general liability claims was $274 million ($272 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million was included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of September 30, 2008. We may be entitled to receive reimbursement from state guaranty funds and/or the commercial carrier’s estate for certain claims paid by us. Included in other assets was $2 million as of September 30, 2008 and December 31, 2007, related to estimated expected recoveries from various state guaranty funds in connection with payment of these claims.

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

Other

As of September 30, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2008 totaled $77 million consisting of: (i) $73 million related to our self-insurance programs; (ii) $2 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $2 million of debt guarantees related to entities in which we own a minority interest.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena, beginning in January of 2006. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we were advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Our representatives have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. Our legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We are cooperating with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. There is no assurance that we will be able to do so, and, at this time, we are unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

In late September, 2008, the Centers for Medicare and Medicaid Services (“CMS”) issued a decision to terminate the participation in the Medicare program of Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our affiliates in Kansas City, Missouri. This decision was issued after state surveyors found Two Rivers to be allegedly out of compliance with the conditions of participation required for the Medicare program. Two Rivers has filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri against the Secretary, U.S. Department of Health and Human Services, seeking a temporary restraining order and preliminary injunction against CMS’s proceeding with the termination. The Court has issued a temporary restraining order in favor of Two Rivers, preventing CMS from terminating Two Rivers from the Medicare program and referring the case to a magistrate judge for a settlement conference prior to a hearing on the preliminary injunction motion. We expect to continue settlement discussions with CMS to attempt to resolve this matter in a manner satisfactory to us and CMS. If these discussions are not successful in settling the termination matter, we will continue to pursue our administrative appeal on an expedited basis and to seek the preliminary injunction from the court. There is no assurance that we will be able to prevent the termination of Two Rivers from participation in the Medicare program, which could have a material adverse effect on us.

Investigation of Virginia Behavioral Health Facilities

Late last year and again recently, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued subpoenas to two of our facilities, Marion Youth Center and Mountain Youth Academy, seeking documents related to the treatment of Medicaid beneficiaries at the facilities. We believe that the OIG is investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided. There is no assurance that we will be able to satisfactorily negotiate a resolution to this issue. At this time we are unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

On August 4, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. We believe the Office of Attorney General is investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

In response to these subpoenas, we have been producing the requested documents on a rolling basis and we are cooperating with the investigations in all respects.

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, from time to time, we are subjected to inquiries or actions with respect to our facilities. There is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed above. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Also included in the Other segment column are assets of $41.5 million as of September 30, 2008 and $44.3 million as of September 30, 2007, related to an acute care facility reflected as discontinued operations on our Consolidated Statements of Income. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the co-lead/lead executive of each operating segment. The lead executives for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Three months ended September 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,259,640	$488,986	—	$2,748,626
Gross outpatient revenues	$917,982	$61,358	$19,539	$998,879
Total net revenues	$899,330	$310,832	$34,300	$1,244,462
Income/(loss) before income taxes	$44,664	$59,602	$(44,507)	$59,759
Total assets as of 9/30/08	$2,473,983	$955,637	$268,716	$3,698,336

	Nine months ended September 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,999,680	$1,467,036	—	$8,466,716
Gross outpatient revenues	$2,748,382	$193,281	$56,566	$2,998,229
Total net revenues	$2,776,363	$941,006	$67,646	$3,785,015
Income/(loss) before income taxes	$208,724	$185,742	$(146,648)	$247,818
Total assets as of 9/30/08	$2,473,983	$955,637	$268,716	$3,698,336

	Three months ended September 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,044,147	$452,223	—	$2,496,370
Gross outpatient revenues	$858,313	$54,470	$20,652	$933,435
Total net revenues	$846,594	$285,013	$31,998	$1,163,605
Income/(loss) before income taxes	$37,368	$50,670	$(43,743)	$44,295
Total assets as of 9/30/07	$2,323,692	$927,644	$347,592	$3,598,928

	Nine months ended September 30, 2007
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,299,927	$1,339,098	—	$7,639,025
Gross outpatient revenues	$2,532,815	$173,558	$60,969	$2,767,342
Total net revenues	$2,558,762	$847,578	$99,473	$3,505,813
Income/(loss) before income taxes	$177,865	$163,003	$(130,890)	$209,978
Total assets as of 9/30/07	$2,323,692	$927,644	$347,592	$3,598,928

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2008	2007	2008	2007
Basic:
Income from continuing operations	$37,223	$29,334	$152,466	$130,801
Less: Dividends on unvested restricted stock, net of taxes	(10)	(18)	(39)	(62)

Income from continuing operations – basic	$37,213	$29,316	$152,427	$130,739
(Loss) income from discontinued operations	(226)	(480)	434	(368)

Net income – basic	$36,987	$28,836	$152,861	$130,371

Diluted:
Income from continuing operations	$37,223	$29,334	$152,466	$130,801
Less: Dividends on unvested restricted stock, net of taxes	(10)	(18)	(39)	(62)

Income from continuing operations – diluted	$37,213	$29,316	$152,427	$130,739
Income (loss) from discontinued operations	(226)	(480)	434	(368)

Net income – diluted	$36,987	$28,836	$152,861	$130,371

Weighted average number of common shares	50,544	53,481	50,812	53,491
Net effect of dilutive stock options and grants based on the treasury stock method	217	148	157	190

Weighted average number of common shares and equivalents	50,761	53,629	50,969	53,681

Earnings (loss) Per Basic Share:
From continuing operations	$0.73	$0.55	$3.00	$2.45
From discontinued operations	0.00	(0.01)	0.01	(0.01)

Total earnings per basic share	$0.73	$0.54	$3.01	$2.44

Earnings (loss) Per Diluted Share:
From continuing operations	$0.73	$0.55	$2.99	$2.44
From discontinued operations	0.00	(0.01)	0.01	(0.01)

Total earnings per diluted share	$0.73	$0.54	$3.00	$2.43

Stock-Based Compensation: During the three months ending September 30, 2008 and 2007, compensation cost of $2.5 million ($1.6 million after-tax) and $2.1 million ($1.3 million after-tax), respectively, was recognized related to outstanding stock options. During the nine months ending September 30, 2008 and 2007, compensation cost of $7.7 million ($4.8 million after-tax) and $6.6 million ($4.1 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended September 30, 2008 and 2007, compensation costs of $569,000 ($351,000 after-tax) and $1.8 million ($1.1 million after-tax), respectively, was recognized related to restricted stock and during the nine months ended September 30, 2008 and 2007, compensation costs of $2.8 million ($1.7 million after-tax) and $5.9 million ($3.6 million after-tax) was recognized related to restricted stock. As of September 30, 2008 there was $23.8 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.4 years. During the first nine months of 2008, there were 34,000 stock options, net of cancellations, granted under this plan with a weighted-average grant-date fair value of $9.97 per option. Additionally, there were 32,095 restricted stock shares granted during the first nine months of 2008, with a weighted-average grant date fair value of $48.33 per share.

(8) Comprehensive Income

Comprehensive income or loss is recorded in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) is comprised of net income and changes in unrealized gains or losses on derivative financial instruments.

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2008	2007	2008	2007
Net income	$36,997	$28,854	$152,900	$130,433
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(84)	(162)	(252)
Unrealized derivative losses on cash flow hedges, net of taxes	(373)	—	(704)	—

Comprehensive income	$36,570	$28,770	$152,034	$130,181

(9) Dispositions and Acquisitions of assets and businesses

Divestitures during the nine months ended September 30, 2008:

During the first nine months of 2008, we received $33 million of cash proceeds in connection with the sale of: (i) the real property of an outpatient behavioral health facility; (ii) our ownership interest in a third-party provider of supply chain services to various healthcare organizations, and; (iii) certain non-strategic real property located near an acute care hospital and a behavioral health facility. The net gain on the divestitures did not have a material impact on our results of operations.

Subsequent to the third quarter of 2008, we completed the sale of a 125-bed acute care hospital located in Lansdale, Pennsylvania. The gain on this divestiture will be recorded during the fourth quarter of 2008. The operating results of this facility are reflected as “Income/(loss) from discontinued operations, net of income taxes”, on the Consolidated Statements of Income for the three and nine-month periods ended September 30, 2008 and 2007. The assets and liabilities of this facility are reflected as “current/noncurrent assets held for sale” and “current liabilities held for sale” on the Consolidated Balance Sheet as of September 30, 2008.

Acquisitions during the nine months ended September 30, 2008:

During the third quarter of 2008, we paid $15 million to acquire a 76-bed behavioral health facility located in Lawrenceville, Georgia.

Acquisitions and divestitures during the nine months ended September 30, 2007:

During the first nine months of 2007, we paid $103 million to acquire:

•

certain assets of Texoma Healthcare System located in Texas, including a 153-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a physician group practice structured as a 501A corporation (acquired during the first quarter of 2007);

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

(10) Dividends

During the quarter ended September 30, 2008, we declared and paid dividends of $.08 per share.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2008 and 2007 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$298	$336	$894	$1,008
Interest cost	1,207	1,091	3,621	3,273
Expected return on assets	(1,224)	(1,193)	(3,672)	(3,579)
Recognized actuarial loss	69	280	207	840

Net periodic pension cost	$350	$514	$1,050	$1,542

During the nine months ended September 30, 2008, we made contributions totaling $4.8 million to our pension plan.

(12) Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As of January 1, 2008, our unrecognized tax benefits were approximately $2 million. The amount, if recognized, that would affect the effective tax rate is approximately $1 million. During the nine months ended September 30, 2008, the estimated liabilities for uncertain tax positions (including accrued interest) were: (i) reduced due to the lapse of the statute of limitations of various taxing authorities resulting in a net income tax benefit of less than $1 million, and; (ii) increased relating to tax positions taken during prior and current periods resulting in a net income tax expense of approximately $1 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2008, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2005 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations in certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service through the year ended December 31, 2002. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(13) Recent Accounting Pronouncements:

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on our results of operations or financial position.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be Level 3 in the fair value hierarchy. The fair value of our interest rate swaps was a liability of $8 million at September 30, 2008.

The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions in SFAS No. 159 are elective; however, it applies to all companies with available-for-sale and trading securities. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs), and; (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of a company’s first fiscal year beginning after November 15, 2007. We chose not to elect the fair value option for our financial assets and financial liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and financial liabilities transacted subsequent to that time. Therefore, the adoption of SFAS No. 159 had no impact on our results of operations or financial position.

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

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2008, we owned and/or operated or had under construction, 27 acute care hospitals (including 1 new facility currently being constructed and 1 that was sold in October, 2008) and 105 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 11 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 73% and 74% of our consolidated net revenues during the three months ended September 30, 2008 and 2007, respectively, and 74% during each of the nine months ended September 30, 2008 and 2007. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of the three month periods ended September 30, 2008 and 2007, and 25% and 24% during the nine month periods ended September 30, 2008 and 2007, respectively. Approximately 1% to 2% of our consolidated net revenues during each of the three and nine month periods ended September 30, 2008 and 2007 were recorded in connection with two construction management contracts pursuant to the terms of which we: (i) built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008, and; (ii) are building a newly constructed acute care hospital for an unrelated party that is scheduled to be completed during the fourth quarter of 2009.

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

•

the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, including the government’s ongoing investigations of our South Texas Health Systems affiliates and other matters as disclosed in Item 1. Legal Proceedings;

•

the potential unfavorable impact on our business of continued deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit market conditions;

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

•	demographic changes;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	a significant portion of our revenues is produced by a small number of our facilities;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% and 39% of our net patient revenues during the three month periods ended September 30, 2008 and 2007, respectively, and 36% and 37% during the nine month periods ended September 30, 2008 and 2007, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 46% and 44% of our net patient revenues during the three month periods ended September 30, 2008 and 2007, respectively, and 46% and 44% during the nine months ended September 30, 2008 and 2007, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $189 million at September 30, 2008 and $121 million at December 31, 2007.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $82 million at September 30, 2008 and $81 million as of December 31, 2007.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 13 to the Consolidated Financial Statements as included in this Report on Form 10-Q for the quarterly period ended September 30, 2008.

Results of Operations

The following table summarizes our results of operations and is used in the discussion below for the three months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,244,462	100.0%	$1,163,605	100.0%
Operating charges:
Salaries, wages and benefits	530,858	42.7%	502,361	43.2%
Other operating expenses	269,299	21.6%	261,637	22.5%
Supplies expense	170,743	13.7%	160,190	13.8%
Provision for doubtful accounts	125,003	10.0%	108,639	9.3%
Depreciation and amortization	48,465	3.9%	45,898	3.9%
Lease and rental expense	17,600	1.4%	17,838	1.5%
Hurricane related expenses, net	—	—	82	0.0%

Subtotal operating expenses	1,161,968	93.4%	1,096,645	94.2%

Income before interest expense, minority interests and income taxes	82,494	6.6%	66,960	5.8%
Interest expense, net	13,419	1.1%	12,881	1.1%
Minority interests in earnings of consolidated entities	9,316	0.7%	9,784	0.8%

Income before income taxes	59,759	4.8%	44,295	3.8%
Provision for income taxes	22,536	1.8%	14,961	1.3%

Income from continuing operations	37,223	3.0%	29,334	2.5%
Loss from discontinued operations, net of income taxes	(226)	0.0%	(480)	0.0%

Net income	$36,997	3.0%	$28,854	2.5%

Net revenues increased 7% or $81 million to $1.24 billion during the three month period ended September 30, 2008 as compared to $1.16 billion during the comparable prior year quarter. The increase was attributable to:

•	a $48 million or 4% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•

$33 million of other combined net increases in revenues including revenues generated at Centennial Hills Hospital Medical Center (“Centennial Hills Hospital”) which opened during the first quarter of 2008 and behavioral health care facilities opened or acquired during 2007 and 2008.

Income before income taxes increased $15 million to $59 million during the three months ended September 30, 2008 as compared to $44 million during the comparable quarter of the prior year. Included in our income before income taxes during the third quarter of 2008, as compared to the comparable prior year quarter, was the following:

•	an increase of $7 million at our acute care facilities, as discussed below in Acute Care Hospital Services;

•	an increase of $9 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

•	a decrease of $1 million from other combined net unfavorable changes.

Net income increased $8 million to $37 million during the three month period ended September 30, 2008, as compared to $29 million during the comparable prior year quarter. The increase in net income during the third quarter of 2008, as compared to the comparable prior year quarter, consisted of the after-tax impact of the $15 million increase in income before income taxes, as discussed above.

The following table summarizes our results of operations, and is used in the discussion below, for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,785,015	100.0%	$3,505,813	100.0%
Operating charges:
Salaries, wages and benefits	1,600,514	42.3%	1,494,553	42.6%
Other operating expenses	777,257	20.5%	737,240	21.0%
Supplies expense	524,246	13.9%	499,930	14.3%
Provision for doubtful accounts	365,446	9.7%	308,363	8.8%
Depreciation and amortization	142,544	3.8%	133,343	3.8%

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Amount	% of Revenues	Amount	% of Revenues
Lease and rental expense	53,021	1.4%	50,405	1.4%
Hurricane related expenses, net	—	—	707	0.0%

Subtotal operating expenses	3,463,028	91.5%	3,224,541	92.0%

Income before interest expense, minority interests and income taxes	321,987	8.5%	281,272	8.0%
Interest expense, net	40,147	1.1%	38,643	1.1%
Minority interests in earnings of consolidated entities	34,022	0.9%	32,651	0.9%

Income before income taxes	247,818	6.5%	209,978	6.0%
Provision for income taxes	95,352	2.5%	79,177	2.3%

Income from continuing operations	152,466	4.0%	130,801	3.7%
Income (loss) from discontinued operations, net of income taxes	434	0.0%	(368)	0.0%

Net income	$152,900	4.0%	$130,433	3.7%

Net revenues increased 8% or $279 million to $3.79 billion during the nine month period ended September 30, 2008 as compared to $3.51 billion during the comparable prior year period. The increase was attributable to:

•	an $219 million or 6% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods, and;

•	$60 million of other combined net increases in revenues including revenues generated at Centennial Hills Hospital and behavioral health care facilities opened or acquired during 2007 and 2008.

Income before income taxes increased $38 million to $248 million during the nine months ended September 30, 2008 as compared to $210 million during the comparable nine month period of the prior year. Included in our income before income taxes during the nine months ended September 30, 2008, as compared to the comparable prior year period, was the following:

•

an increase of $45 million at our acute care facilities, as discussed below in Acute Care Hospital Services (exclusive of the reduction to our prior year reserves for professional and general liability self-insured claims included in our results during the nine months ended September 30, 2007, as mentioned below);

•

an increase of $24 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (exclusive of the reduction to our prior year reserves for professional and general liability self-insured claims included in our results during the nine months ended September 30, 2007, as mentioned below),

•

a decrease of $16 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims included in our results during the nine months ended September 30, 2007, as mentioned below, and;

•	a decrease of $15 million from other combined net unfavorable changes.

Net income increased $23 million to $153 million during the nine month period ended September 30, 2008, as compared to $130 million during the comparable prior year period. The increase in net income during the first nine months of 2008, as compared to the comparable prior year period, consisted of the after-tax impact of the $38 million increase in income before income taxes, as discussed above.

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

Acute Care Hospital Services

Same Facility – Acute Care

The following table summarizes the results of operations for our acute care facilities on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$873,634	100.0	$852,109	100.0	$2,709,800	100.0	$2,565,138	100.0

Salaries, wages and benefits	344,552	39.4	338,146	39.7	1,030,016	38.0	1,000,449	39.0
Other operating expenses	170,742	19.5	164,854	19.3	505,617	18.7	482,855	18.8
Supplies expense	145,951	16.7	140,931	16.5	451,461	16.7	443,572	17.3
Provision for doubtful accounts	109,558	12.5	100,952	11.8	325,343	12.0	287,364	11.2
Depreciation and amortization	36,307	4.2	37,984	4.5	108,106	4.0	109,776	4.3
Lease and rental	11,798	1.4	12,563	1.5	35,584	1.3	35,164	1.4

Subtotal operating expenses	818,908	93.7	795,430	93.3	2,456,127	90.6	2,359,180	92.0

Income before interest expense, minority interests and income taxes	54,726	6.3	56,679	6.7	253,673	9.4	205,958	8.0
Interest expense, net	967	0.1	1,056	0.2	2,870	0.1	2,583	0.1
Minority interests in earnings of consolidated entities	9,335	1.1	9,348	1.1	34,880	1.3	29,671	1.1

Income before income taxes	$44,424	5.1	$46,275	5.4	$215,923	8.0	$173,704	6.8

On a same facility basis during the three month period ended September 30, 2008, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $22 million or 3%. Income before income taxes decreased $2 million or 4% to $44 million or 5.1% of net revenues during the third quarter of 2008 as compared to $46 million or 5.4% of net revenues during the comparable prior year quarter. The decrease in income before income taxes during the third quarter of 2008, as compared to the comparable quarter of the prior year, resulted primarily from an increase in uncompensated care expense.

On a same facility basis during the nine month period ended September 30, 2008, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $145 million or 6%. Income before income taxes increased $42 million or 24% to $216 million or 8.0% of net revenues during the first nine months of 2008 as compared to $174 million or 6.8% of net revenues during the comparable prior year period. The increase in income before income taxes during the first nine months of 2008, as compared to the comparable period of the prior year, was due primarily to certain favorable operating trends experienced during the first half of the 2008 including the opening of several new projects and capacity additions to certain of our facilities located in Florida and California and increased operating efficiencies due to the reduction of certain operating expenses including registry and supplies expense.

On a same facility basis, inpatient admissions to our acute care facilities decreased 0.8% during the third quarter of 2008, as compared to the comparable 2007 quarter, while patient days decreased 1.9%. Inpatient admissions to these facilities increased 0.2% during the first nine months of 2008, as compared to the comparable 2007 period, while patient days increased 0.6%. The average length of patient stay at these facilities was 4.5 days during each of the three and nine month periods ended September 30, 2008 and 2007. The occupancy rate, based on the average available beds at these facilities, was 61% and 62% during the three month periods ended September 30, 2008 and 2007, respectively, and 64% during each of the nine month periods ended September 30, 2008 and 2007. Our same facility inpatient volumes were negatively impacted during the three and nine months ended September 30, 2008, as compared to the comparable prior year periods, by the: (i) opening of the previously disclosed, newly constructed capacity at the physician-owned competitor hospital in McAllen, Texas, and; (ii) the opening of our newly constructed Centennial Hills Hospital. Since Centennial Hills Hospital is a newly opened facility, it is not included in our same facility basis results during the first nine months 2008. However, we believe a portion of the patient volume at Centennial Hills Hospital during the first nine months of 2008 would have been treated at our previously existing hospitals in the Las Vegas, Nevada market which are included in our same facility basis results.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, during the third quarter of 2008, as compared to the comparable quarter of the prior year, net revenue per adjusted admission and per adjusted patient day (adjusted for outpatient activity) at these facilities increased 3.7% and 4.8%, respectively. Net revenue per adjusted admission and per adjusted patient day at these facilities increased 5.3% and 5.0%, respectively, during the nine month period ended September 30, 2008 as compared to the comparable period of the prior year.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $154 million and $148 million during three month periods ended September 30, 2008 and 2007, respectively, and $451 million and $422 million during the nine month periods ended September 30, 2008 and 2007, respectively. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during the three and nine months ended September 30, 2008 and 2007. Included in these results, in addition to the same facility results shown above, are: (i) the financial results for the three and nine months ended September 30, 2008 for Centennial Hills Hospital located in Las Vegas, Nevada which was opened during the first quarter of 2008; (ii) the favorable impact realized during the three and nine month periods ended September 30, 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims (as mentioned above in Results of Operations), and; (iii) the net hurricane related expenses recorded during the three and nine month periods ended September 30, 2007 (amounts in thousands):

All Acute Care Facilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$899,330	100.0	$846,594	100.0	$2,776,363	100.0	$2,558,762	100.0

Salaries, wages and benefits	354,239	39.4	338,526	40.0	1,058,477	38.1	1,001,233	39.1
Other operating expenses	173,623	19.3	168,145	19.9	519,825	18.7	470,538	18.4
Supplies expense	150,322	16.7	140,940	16.6	463,877	16.7	443,584	17.3
Provision for doubtful accounts	116,039	12.9	100,952	11.9	339,657	12.2	287,364	11.2
Depreciation and amortization	38,281	4.3	37,984	4.5	113,967	4.1	109,776	4.3
Lease and rental	12,266	1.4	12,572	1.5	37,093	1.3	35,194	1.4
Hurricane related expenses	—	—	—	—	—	—	161	0.0

Subtotal operating expenses	844,770	93.9	799,119	94.4	2,532,896	91.2	2,347,850	91.8

Income before interest expense, minority interest and income taxes	54,560	6.1	47,475	5.6	243,467	8.8	210,912	8.2
Interest expense, net	967	0.1	1,056	0.1	2,870	0.1	2,583	0.1
Minority interests in earnings of consolidated entities	8,929	1.0	9,051	1.1	31,873	1.2	30,464	1.1

Income before income taxes	$44,664	5.0	$37,368	4.4	$208,724	7.5	$177,865	7.0

During the three months ended September 30, 2008, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased 6% or $53 million. The increase in net revenues was primarily attributable to:

•	a $22 million increase in same facility revenues, as discussed above, and;

•

$31 million of other combined net changes consisting primarily of the revenues generated at the newly constructed Centennial Hills Hospital which was completed and opened during the first quarter of 2008.

Income before income taxes increased $7 million during the third quarter of 2008 as compared to the comparable quarter of 2007. Included in income before income taxes at our acute care hospitals during the third quarter of 2008, as compared to the comparable prior year quarter, was the following:

•	a decrease of $2 million at our acute care facilities on a same facility basis, as discussed above;

•

a favorable change of $8 million due to the charges recorded during the third quarter of 2007 related to the reserving of prior period Medicaid supplemental payments and the write-down of the carrying value of an investment in a joint-venture, and;

•	$1 million of combined net favorable changes.

During the nine months ended September 30, 2008, as compared to the comparable prior year period, net revenues at our acute care hospitals increased 9% or $218 million. The increase in net revenues was primarily attributable to:

•	a $145 million increase in same facility revenues, as discussed above, and;

•	$73 million of other combined net changes consisting primarily of the revenues generated at Centennial Hills Hospital.

Income before income taxes increased $31 million during the nine months ended September 30, 2008 as compared to the comparable period of 2007. Included in income before income taxes at our acute care hospitals during the first nine months of 2008, as compared to the comparable prior year period, was the following:

•	an increase of $42 million at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $14 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims attributable to our acute care facilities recorded during the nine months ended September 30, 2007, as mentioned above;

•

a favorable change of $9 million due to the charges recorded during the nine months ended September 30, 2007 related to the reserving of prior period Medicaid supplemental payments and the write-down of the carrying value of an investment in a joint-venture, and;

•	$6 million of combined unfavorable changes including the pre-tax loss incurred at Centennial Hills Hospital.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$308,483	100.0	$281,800	100.0	$918,693	100.0	$844,329	100.0

Salaries, wages and benefits	151,058	49.0	140,886	50.0	450,650	49.1	420,027	49.7
Other operating expenses	57,391	18.6	53,860	19.1	169,158	18.4	158,415	18.8
Supplies expense	18,140	5.9	16,852	6.0	53,013	5.8	49,616	5.9
Provision for doubtful accounts	8,657	2.8	7,399	2.6	24,565	2.7	20,162	2.4
Depreciation and amortization	7,456	2.4	7,288	2.6	21,135	2.3	20,234	2.4
Lease and rental	4,143	1.3	4,000	1.4	12,677	1.4	12,109	1.4

Subtotal operating expenses	246,845	80.0	230,285	81.7	731,198	79.6	680,563	80.6

Income before interest expense, minority interests and income taxes	61,638	20.0	51,515	18.3	187,495	20.4	163,766	19.4
Interest expense, net	54	0.0	60	0.0	225	0.0	277	0.0
Minority interests in earnings of consolidated entities	17	0.0	11	0.0	10	0.0	332	0.1

Income before income taxes	$61,567	20.0	$51,444	18.3	$187,260	20.4	$163,157	19.3

On a same facility basis during the third quarter of 2008, as compared to the third quarter of 2007, net revenues at our behavioral health care facilities increased 10% or $27 million. Income before income taxes increased $10 million or 20% to $62 million or 20.0% of net revenues during the three months ended September 30, 2008, as compared to $51 million or 18.3% of net revenues during the comparable prior year quarter.

On a same facility basis during the nine months ended September 30, 2008, as compared to the comparable period of the prior year, net revenues at our behavioral health care facilities increased 9% or $74 million. Income before income taxes increased $24 million or 15% to $187 million or 20.4% of net revenues during the first nine months of 2008, as compared to $163 million or 19.3% of net revenues during the comparable prior year period.

Inpatient admissions to these facilities increased 8.5% and 8.3% during the three and nine month periods ended September 30, 2008, respectively, as compared to the comparable 2007 periods. Patient days increased 3.9% and 4.4% during the three and nine month periods ended September 30, 2008, respectively, over the comparable 2007 periods. The average length of patient stay at these facilities was 15.6 days and 16.3 days during the quarters ended September 30, 2008 and 2007, respectively, and 15.9 days and 16.5 days during the nine month periods ended September 30, 2008 and 2007, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% and 74% during the three months ended September 30, 2008 and 2007, respectively, and 76% and 75% during the nine month periods ended September 30, 2008 and 2007, respectively.

On a same facility basis, net revenue per adjusted patient day at these facilities increased 5.3% and 4.5%, during the three and nine month periods ended September 30, 2008, respectively, as compared to the comparable prior year periods. Net revenue per adjusted admission at these facilities increased 0.9% and 0.7% during the three and nine month periods ended September 30, 2008, respectively, as compared to the comparable prior year periods.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired or recently opened facilities, for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	%	2007	%	2008	%	2007	%
Net revenues	$310,832	100.0	$285,013	100.0	$941,006	100.0	$847,578	100.0

Salaries, wages and benefits	153,390	49.3	143,734	50.4	463,808	49.3	423,477	50.0
Other operating expenses	58,781	18.9	55,920	19.6	176,465	18.8	159,100	18.8
Supplies expense	18,472	5.9	17,053	6.0	54,655	5.8	49,891	5.9
Provision for doubtful accounts	8,729	2.8	7,320	2.6	25,103	2.7	20,083	2.4
Depreciation and amortization	7,494	2.4	7,314	2.6	21,892	2.3	20,372	2.4
Lease and rental	4,277	1.4	4,160	1.5	13,090	1.4	12,272	1.4

Subtotal operating expenses	251,143	80.8	235,501	82.6	755,013	80.2	685,195	80.8

Income before interest expense, minority interests and income taxes	59,689	19.2	49,512	17.4	185,993	19.8	162,383	19.2
Interest expense, net	70	0.0	98	0.0	241	0.1	315	0.1
Minority interests in earnings of consolidated entities	17	0.0	(1,256)	-0.4	10	0.0	(935)	-0.1

Income before income taxes	$59,602	19.2	$50,670	17.8	$185,742	19.7	$163,003	19.2

During the third quarter of 2008, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 9% or $26 million. The increase in net revenues was attributable to

•	a $27 million increase in same facility revenues, as discussed above, and;

•	a $1 million net decrease in combined net revenues due primarily to the divestiture of certain non-strategic behavioral health related schools during the third quarter of 2008.

Income before income taxes increased $9 million or 18% to $60 million or 19.2% of net revenues during the third quarter of 2008, as compared to $51 million or 17.8% of net revenues during the third quarter of 2007. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $10 million increase at our behavioral health facilities owned for more than a year, as discussed above, and;

•	$1 million of other combined net decreases.

During the first nine months of 2008, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 11% or $93 million. The increase in net revenues was attributable to

•	a $74 million increase in same facility revenues, as discussed above, and;

•	$19 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $23 million or 14% to $186 million or 19.7% of net revenues during the first nine months of 2008, as compared to $163 million or 19.2% of net revenues during the comparable period of 2007. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $24 million increase at our behavioral health facilities owned for more than a year, as discussed above;

•

an unfavorable change of $2 million resulting from a reduction to our prior year reserves for professional and general liability self-insured claims attributable to our behavioral health facilities recorded during the nine months of 2007, as mentioned above, and;

•	an increase of $1 million resulting from the combined income, net of losses, generated at recently acquired or opened facilities.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and nine month periods ended September 30, 2008 and 2007 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Third Party Payors:
Medicare	23%	24%	24%	24%
Medicaid	14%	15%	12%	13%
Managed Care (HMO and PPOs)	46%	44%	46%	44%
Other Sources	17%	17%	18%	19%

Total	100%	100%	100%	100%

Acute Care Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Third Party Payors:
Medicare	26%	26%	26%	27%
Medicaid	11%	12%	8%	9%
Managed Care (HMO and PPOs)	48%	46%	47%	45%
Other Sources	15%	16%	19%	19%

Total	100%	100%	100%	100%

Behavioral Health Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Third Party Payors:
Medicare	17%	16%	16%	15%
Medicaid	23%	26%	23%	25%
Managed Care (HMO and PPOs)	41%	40%	42%	41%
Other Sources	19%	18%	19%	19%

Total	100%	100%	100%	100%

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

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and will scale back cuts in hospital reimbursement that CMS was set to impose under the final rule for the Inpatient Prospective Payment System (“IPPS”) for federal fiscal year 2008. CMS planned on reducing the standardized amount by 1.2% in 2008 and 1.8% in 2009 to account for expected changes in coding practices by hospitals in response to the CMS implementation of the new Medicare-Severity Diagnosis Related Group system for inpatient hospitals. The new law cuts these reductions by 0.6% in 2008 and 0.9% in 2009. In federal fiscal years 2010 to 2012, the new law also requires CMS to make an adjustment to the Medicare standardized amount in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates of the MS-DRG coding and documentation change impact of 0.6% and 0.9%, respectively. We are unable to predict the impact of this CMS adjustment on the revenues and operating results of our acute care hospitals.

In July, 2008, CMS published the final IPPS 2009 payment rule which provides for a 3.6% market basket increase to the base Medicare DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates are considered, we estimate our overall increase from the final rule in federal fiscal year 2009 will approximate 3.7% to 4.2%.

Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established the outpatient prospective payment system for outpatient hospital services provided on or after August 1, 2000 (“OPPS”). Under the OPPS, CMS pays for hospital outpatient services on a rate-per-service basis that varies according to the ambulatory payment classification (“APC”) group to which the service is assigned. The OPPS rate is an unadjusted national payment amount that includes the Medicare payment and the beneficiary co-payment. Special payments under the OPPS may be made for certain new technology items and services through transitional pass-through payments and special reimbursement rates. On November 1, 2007, CMS released a final rule with comment period updating the hospital OPPS. The rule is effective for those services furnished in calendar year 2008, by general acute care hospitals, inpatient rehabilitation facilities, inpatient psychiatric facilities and long-term acute care hospitals. CMS estimates that hospitals will receive an overall average increase of 3.8% in Medicare payments for outpatient services in 2008, after accounting for the annual market basket update and other factors that typically affect the level of payments. Changes in the final rule including providing larger payment bundles for certain OPPS services which will, in CMS’s estimation, provide hospitals with more flexibility in managing their resources. The rule also updates the payment rates for the revised ambulatory surgical center payment system, beginning in 2008. In October 2008, CMS published the proposed OPPS annual payment update for 2009 which will be 3.6%.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Pennsylvania, Washington, D.C. and Illinois. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, the federal government and many states are currently working to effectuate significant reductions in the level of Medicaid funding, which could adversely affect future levels of Medicaid reimbursement received by our hospitals.

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. In connection with this program, we earned revenues of $4 million during each of the three month periods ended September 30, 2008 and 2007 and $13 million during each of the nine month periods ended September 30, 2008 and 2007. At this time, we believe we will be entitled to revenues of approximately $6 million during the remaining three months of 2008 in connection with this program.

In July, 2006, CMS retroactively approved to June, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program was subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through Inter-Governmental Transfers (“IGT”) to the state of Texas. In connection with this program, we earned revenues of $2 million and $7 million during the three and nine month periods ended September 30, 2008, respectively. At this time, we believe we will be entitled to revenues of approximately $2 million during the remaining three months of 2008 in connection with this program.

As part of the CMS routine retroactive review of a new Texas Medicaid state plan amendment (“SPA”) that pertains to the Medicaid supplemental payment programs for Hidalgo and Webb counties, CMS previously indicated that certain IGTs related to this retroactive SPA approval may have been ineligible for federal matching dollars which were used to fund the programs. In the anticipation of a possible CMS retroactive IGT ineligibility determination, we recorded a charge of $9 million during 2007 to establish a reserve for potential CMS action related to these Medicaid supplemental payments applicable to state fiscal years 2005 and 2006. In April, 2008, we received notification that the $9 million of retroactive Medicaid supplemental payment were deemed ineligible for federal matching dollars. These funds will be recouped by the Texas Health and Human Services Commission (“THHSC”) as an offset to future IGTs during state fiscal year 2009.

In October, 2007, we were notified by the THHSC that CMS deferred approximately 25% of the federal financial participation (“FFP”) on Medicaid supplemental payments made to private hospitals during the second calendar quarter of 2007 pursuant to two SPAs approved by CMS in July and September of 2006. This deferral applies to our acute care hospitals that operate in Hildalgo, Maverick and Webb counties. In April, 2008, we received notification from THHSC that a settlement agreement has been reached with CMS and that both CMS and THHSC intend to remove the supplemental payment deferral status. THHSC has resumed its distribution of supplemental payments in August, 2008 at levels consistent with pre-deferral amounts. We estimate that our hospitals in these counties will be entitled to supplemental payment reimbursements of approximately $7 million annually.

As directed by Texas Senate Bill 10, the THHSC is drafted as a Medicaid Reform Waiver (“Waiver”) proposal that would create a newly established Healthcare Opportunity Pool that would become effective upon CMS’s approval which is uncertain. The overall Waiver program design will be budget neutral on a statewide basis but individual hospitals, including those owned and operated by us, could be either favorably or adversely impacted. Although, at this time, we are unable to estimate the impact of the Waiver program on our future operating results, we can give no assurance that this Waiver program will not have a material adverse effect on our future results of operations.

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

Tricare: In April, 2008, the Department of Defense (“DoD”) issued a proposed rule that would change the payment methodology for outpatient services that, if enacted, could significantly decrease payment for these services. The new payment methodology would basically adopt the current Medicare payment Outpatient Prospective Payment System for services provided to Tricare outpatients. Based upon our estimates, payments to us for these services could be reduced by as much as $6 million annually if the rule was enacted as proposed. We are unable to predict the effective date of the rule or whether the rule will be implemented as proposed.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2009 fiscal years (covering the period of September 1, 2008 through August 31, 2009 for Texas and October 1, 2008 through September 30, 2009 for South Carolina). Included in our financial results was an aggregate of $9 million and $13 million during the three month periods ended September 30, 2008 and 2007, respectively, and $30 million and $35 million during the nine month periods ended September 30, 2008 and 2007, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $8 million and $9 million during the three month periods ended September 30, 2008 and 2007, respectively, and $22 million and $26 million during the nine month periods ended September 30, 2008 and 2007, respectively. In connection with construction management contracts pursuant to the terms of which we are building/have built newly constructed acute care hospitals for an unrelated third party, we earned revenues of $25 million and $21 million during the three month periods ended September 30, 2008 and 2007, respectively, and $40 million and $66 million during the nine month periods ended September 30, 2008 and 2007, respectively. Combined income before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three and nine month periods ended September 30, 2008 and 2007.

Interest expense was $13 million during each of the three month periods ended September 30, 2008 and 2007 and $40 million and $39 million during the nine month periods ended September 30, 2008 and 2007, respectively. In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original Notes issued in June, 2006 (see Note 4 – Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings pursuant to our revolving credit agreement and accounts receivable securitization program. As compared to the comparable periods of the prior year, the combined average outstanding borrowings on the above-mentioned debt instruments increased $71 million and $110 million during the three and nine month periods ended September 30, 2008, respectively. The increases in the combined average outstanding borrowings were offset by decreases in the combined average annual interest rate of 1.2% and 1.4% during the three and nine month periods ended September 30, 2008, respectively, as compared to the comparable prior year periods.

The effective tax rate was 37.7% and 33.8% during the three month periods ended September 30, 2008 and 2007, respectively, and 38.5% and 37.7% during the nine month periods ended September 30, 2008 and 2007, respectively. The effective tax rates during the three and nine months ended September 30, 2007 were: (i) favorably impacted by a $2 million favorable adjustment resulting from the reductions to reserves due to the expiration of statute of limitations in various tax jurisdictions, and; (ii) unfavorably impacted by an increase in the effective state income tax rate.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $396 million during the nine months ended September 30, 2008 and $323 million during the nine month period of the prior year. The net increase of $73 million, or 23%, was primarily attributable to the following:

•	a favorable change of $32 million due to an increase in net income plus depreciation and amortization expense;

•	a favorable change of $8 million in accounts receivable;

•

a favorable change of $16 million in other assets and deferred charges partially due to the receipt during the second quarter of 2008 of a previously outstanding $9 million deposit held by our pharmacy supply distributor;

•	a favorable change of $8 million in our accrued insurance expense for self-insured professional and general liability and workers’ compensation claims, net of payments made;

•	$9 million of other combined net favorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the nine month period. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 46 days at September 30, 2008 and 49 days at September 30, 2007.

Net cash used in investing activities

During the nine month period ended September 30, 2008, we used $223 million of net cash in investing activities as compared to $376 million of net cash used in investing activities during the nine months ended September 30, 2007.

During the first nine months of 2008, we used $223 million of net cash in investing activities as follows:

•

spent $240 million to finance capital expenditures at our facilities, including construction costs related to Centennial Hills Hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008, a new 171-bed acute care hospital located in Palmdale, California that is scheduled to be completed and opened in 2009, and a major expansion to our Southwest Healthcare System hospitals located in Wildomar and Murrieta, California;

•

received $33 million of proceeds from the sale of assets including the sale of our ownership interest in a third-party provider of supply chain services to various healthcare organizations and the sale of certain real property assets;

•	spent $15 million on the acquisition of a behavioral health care facility, and;

•	spent $1 million on other combined net investing activities.

During the first nine months of 2007, we used $376 million of net cash in investing activities as follows:

•

spent $263 million to finance capital expenditures at our facilities, including construction costs related to Centennial Hills Hospital, the new 171-bed acute care hospital located in Palmdale, California, a newly constructed replacement behavioral health care facility located in Chicago, Illinois that was completed and opened during the third quarter of 2007 and a major renovation to our 319-bed acute care facility located in Bradenton, Florida that was completed and opened during the second quarter of 2007;

•

spent $103 million to acquire: (i) certain assets of Texoma Healthcare System located in Texas, including a 153-bed acute-care hospital, a 60-bed behavioral health hospital, a 21-bed freestanding rehabilitation hospital and TexomaCare, a physician group practice structured as a 501A corporation; (ii) the previously leased, real property assets of a behavioral health facility located in Ohio; (iii) a 52-bed behavioral health facility located in Dover, Delaware; (iv) a 97-bed behavioral health facility located in Pennsylvania, and; (v) a 78-bed behavioral health facility located in Utah;

•

spent $15 million to acquire the remaining 10% minority ownership interest in a limited liability company (“LLC”) that owns Methodist Hospital and Lakeland Medical Pavilion located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina, and;

•	received $5 million in connection with the sale of vacant real property located in McAllen, Texas.

Net cash provided by/used in financing activities

During the nine month period ended September 30, 2008, we used $182 million of net cash in financing activities as compared to $52 million of net cash provided by financing activities during the comparable nine month period of 2007.

During the first nine months of 2008, we used $182 million of net cash provided by financing activities as follows:

•	generated $150 million of proceeds from the issuance of additional senior notes which have a 7.25% coupon rate and are scheduled to mature on June 30, 2016;

•	spent $219 million on net of repayments of debt primarily pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $104 million to repurchase 2.05 million shares of our Class B Common Stock;

•	spent $12 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $3 million from other combined sources.

During the first nine months of 2007, we generated $52 million of net cash provided by financing activities as follows:

•	generated $170 million of proceeds generated from borrowings pursuant to our $200 million accounts receivable securitization program;

•	spent $104 million for net debt repayments consisting primarily of repayments pursuant to our $800 million revolving credit facility;

•	spent approximately $14 million to repurchase 279,611 shares of our Class B Common Stock;

•	spent $13 million to pay quarterly cash dividends of $.08 per share;

•

received $12 million of capital contributions from minority members consisting primarily of capital contributions received from a third-party for their share of costs related to the construction of Centennial Hills Hospital, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2008 Expected Capital Expenditures:

During the remaining three months of 2008, we expect to spend approximately $80 million to $90 million on capital expenditures, including expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at September 30, 2008. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of September 30, 2008, we had $210 million of borrowings outstanding under our revolving credit agreement and $527 million of available borrowing capacity, net of $63 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of September 30, 2008, we had $110 million of borrowings outstanding pursuant to this program and $90 million of available borrowing capacity.

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

Our total debt as a percentage of total capitalization was 38% at September 30, 2008 and 40% at December 31, 2007. Covenants relating to long-term debt require maintenance of a minimum net worth, specified debt to total capital and fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2008.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2008, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of September 30, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2008 totaled $77 million consisting of: (i) $73 million related to our self-insurance programs; (ii) $2 million consisting primarily of collateral for outstanding bonds of an unaffiliated third-party and public utility, and; (iii) $2 million of debt guarantees related to entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the nine months ended September 30, 2008. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Investigation of South Texas Health System affiliates:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to the employment of physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. Documents were produced on a rolling basis pursuant to this subpoena and several additional requests, including an additional March 9, 2007 subpoena, beginning in January of 2006. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we were advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Our representatives have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. Our legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We are cooperating with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. There is no assurance that we will be able to do so, and, at this time, we are unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

In late September, 2008, the Centers for Medicare and Medicaid Services (“CMS”) issued a decision to terminate the participation in the Medicare program of Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our affiliates in Kansas City. This decision was issued after state surveyors found Two Rivers to be allegedly out of compliance with the conditions of participation required for the Medicare program. Two Rivers has filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri against the Secretary, U.S. Department of Health and Human Services, seeking a temporary restraining order and preliminary injunction against CMS’s proceeding with the termination. The Court has issued a temporary restraining order in favor of Two Rivers, preventing CMS from terminating Two Rivers from the Medicare program and referring the case to a magistrate judge for a settlement conference prior to a hearing on the preliminary injunction motion. We expect to continue settlement discussions with CMS to attempt to resolve this matter in a manner satisfactory to us and CMS. If these discussions are not successful in settling the termination matter, we will continue to pursue our administrative appeal on an expedited basis and to seek the preliminary injunction from the court. There is no assurance that we will be able to prevent the termination of Two Rivers from participation in the Medicare program, which could have a material adverse effect on us.

Investigation of Virginia Behavioral Health Facilities

Late last year and again recently, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued subpoenas to two of our facilities, Marion Youth Center and Mountain Youth Academy, seeking documents related to the treatment of Medicaid beneficiaries at the facilities. We believe that the OIG is investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided. There is no assurance that we will be able to satisfactorily negotiate a resolution to this issue. At this time we are unable to evaluate the extent of any potential financial or other exposure in connection with this matter.

On August 4, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. We believe the Office of Attorney General is investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

In response to these subpoenas, we have been producing the requested documents on a rolling basis and we are cooperating with the investigations in all respects.

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, from time to time, we are subjected to inquiries or actions with respect to our facilities. There is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed above. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

Item 1A.	Risk Factors

General economic and credit market conditions—The deterioration in the general economic conditions has not yet had a material unfavorable impact on our results of operations. However, our future patient volumes, our ability to collect our outstanding accounts receivable and our overall future results of operations could be materially unfavorably impacted by continued deterioration in general economic conditions which could result in increases to the number of people unemployed and/or uninsured as well as potential reductions to our revenues due to decreased funding related to Medicaid and other healthcare programs in certain states. The ongoing tightening in the credit markets and the instability in the banking and financial institutions has not had a material impact on us. However, there can be no assurance that continued deterioration in credit market conditions will not have a material unfavorable impact on our ability to finance our future growth through borrowed funds.

There have been no other material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2006 and 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 240,010 shares at an average price of $60.91 per share or $14.6 million in the aggregate during the third quarter of 2008 and 2,053,994 shares at an average price of $50.85 per share or $104.4 million in the aggregate during the first nine months of 2008. As of September 30, 2008, the number of shares available for purchase was 3,571,098 shares. There is no expiration date for our stock repurchase program.

2008 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
July, 2008	1,000	(a)	$0.01	N/A	N/A	N/A	3,811,108
August, 2008	242,459	(a)	$0.01	239,959	$60.91	$14,617	3,571,149
September, 2008	1,051	(a)	$0.01	51	60.82	3	3,571,098

Total July through September	244,510	(a)	$0.01	240,010	$60.91	$14,620	3,571,098

(a)	Includes 1,000, 2,500 and 1,000 restricted shares that were forfeited by former employees pursuant to the terms of the restricted stock purchase plan in July, August and September, 2008, respectively.

Dividends

During the quarter ended September 30, 2008, we declared and paid dividends of $.08 per share.

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 7, 2008	/s/ Alan B. Miller
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