Form 10-K
period 2008-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2009-02-26
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes  ☒          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒  Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2008 was $2.94 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2009, were 3,328,404, 45,780,143, 335,800 and 22,269, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2008 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2008. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 26, 2009, we owned and/or operated or had under construction, 26 acute care hospitals (including 1 new facility currently being constructed) and 101 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 9 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74%, 74% and 75% of our consolidated net revenues in 2008, 2007 and 2006, respectively. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of 2008, 2007 and 2006. During each of 2008 and 2007, approximately 1% of our consolidated net revenues were recorded in connection with two construction management contracts pursuant to the terms of which we: (i) built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008, and; (ii) are building a newly constructed acute care hospital for an unrelated party that is scheduled to be completed during the fourth quarter of 2009.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2008. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

2008 Acquisition and Divestiture Activities

Acquisitions:

During 2008, we spent $23 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 76-bed behavioral health facility located in Lawrenceville, Georgia, and;

•	the acquisition of previously leased real property assets of a behavioral health facility located in Nevada.

Divestitures:

During 2008, we received $82 million from the divestiture of assets and businesses, including the following:

•	the sale of the assets and operations of Central Montgomery Medical Center, a 125-bed acute care facility located in Lansdale, Pennsylvania;

•	the sale of our ownership interest in a third-party provider of supply chain services, and;

•	the sale our ownership interest in an outpatient surgery center and certain other real property assets.

Hospital Utilization

We believe that the most important factors relating to the overall utilization of a hospital include the quality and market position of the hospital and the number, quality and specialties of physicians providing patient care within the facility. Generally, we believe that the ability of a hospital to meet the health care needs of its community is determined by its breadth of services, level of technology, emphasis on quality of care and convenience for patients and physicians. Other factors that affect utilization include general and local economic conditions, market penetration of managed care programs, the degree of outpatient use, the availability of reimbursement programs such as Medicare and Medicaid, and demographic changes such as the growth in local populations. Utilization across the industry also is being affected by improvements in clinical practice, medical technology and pharmacology. Current industry trends in utilization and occupancy have been significantly affected by changes in reimbursement policies of third party payors. We are also unable to predict the extent to which these industry trends will continue or accelerate. In addition, hospital operations are typically subject to certain seasonal fluctuations, such as higher patient volumes and net patient service revenues in the first and fourth quarters of the year.

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture.

	2008	2007	2006	2005	2004
Average Licensed Beds:
Acute Care Hospitals—U.S. & Puerto Rico (1)	6,101	5,962	5,617	5,707	6,496
Behavioral Health Centers	7,658	7,348	6,607	4,849	4,225
Acute Care Hospitals—France (2)	—	—	—	667	1,588
Average Available Beds (3):
Acute Care Hospitals—U.S. & Puerto Rico (1)	5,249	5,110	4,783	5,110	5,592
Behavioral Health Centers	7,629	7,315	6,540	4,766	4,145
Acute Care Hospitals-France (2)	—	—	—	662	1,588
Admissions:
Acute Care Hospitals—U.S. & Puerto Rico (1)	268,207	262,147	246,429	261,402	286,630
Behavioral Health Centers	129,553	119,730	111,490	102,683	94,743
Acute Care Hospitals—France (2)	—	—	—	37,262	94,536
Average Length of Stay (Days):
Acute Care Hospitals—U.S. & Puerto Rico (1)	4.5	4.5	4.4	4.5	4.7
Behavioral Health Centers	16.1	16.8	16.6	14.1	13.0
Acute Care Hospitals—France (2)	—	—	—	4.6	4.7
Patient Days (4):
Acute Care Hospitals—U.S. & Puerto Rico (1)	1,200,672	1,172,130	1,095,375	1,179,894	1,342,242
Behavioral Health Centers	2,085,114	2,007,119	1,855,306	1,446,260	1,234,152
Acute Care Hospitals—France (2)	—	—	—	172,084	442,825
Occupancy Rate—Licensed Beds (5):
Acute Care Hospitals—U.S. & Puerto Rico (1)	54%	54%	53%	57%	56%
Behavioral Health Centers	74%	75%	77%	82%	80%
Acute Care Hospitals—France (2)	—	—	—	71%	76%
Occupancy Rate—Available Beds (5):
Acute Care Hospitals—U.S. & Puerto Rico (1)	62%	63%	63%	63%	66%
Behavioral Health Centers	75%	75%	78%	83%	81%
Acute Care Hospitals—France (2)	—	—	—	71%	76%

(1)	The acute care facilities located in Puerto Rico were divested by us during the first quarter of 2005 and Central Montgomery Medical Center located in Pennsylvania was divested during the fourth quarter of 2008. The statistical information for these facilities is included in the above information through the respective divestiture dates.
(2)	The facilities located in France were divested by us during the second quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
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

The anti-kickback statute contains certain exceptions, and the Office of the Inspector General of the Department of Health and Human Services (“OIG”) has issued regulations that provide for “safe harbors,” from the federal anti-kickback statute for various activities. These activities, which must meet certain requirements, include (but are not limited to) the following: investment interests, space rental, equipment rental, practitioner recruitment, personnel services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, freestanding surgery centers, donation of technology for electronic health records and referral agreements for specialty services. The fact that conduct or a business arrangement does not fall within a safe harbor or exception does not automatically render the conduct or business arrangement illegal under the anti- kickback statute. However, such conduct and business arrangements may lead to increased scrutiny by government enforcement authorities.

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

Health Care Industry Investigations:    We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations and litigation. Please see Item 3. Legal Proceedings included herein for disclosure related to: (i) Investigation of South Texas Health System affiliates; (ii) Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital, and: (iii) Investigation of Virginia Behavioral Health Facilities.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to inquiries or actions, or that we will not be faced with sanctions, fines or penalties in connection with the investigations. Even if we were to ultimately prevail, the government’s inquiry and/or action in connection with these matters could have a material adverse effect on our future operating results.

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

Medical Staff and Employees

Our facilities had approximately 39,500 employees on December 31, 2008, of whom approximately 27,900 were employed full-time. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of our hospitals and in a number of our markets, may have admitting privileges at other hospitals in addition to ours. Approximately 70 physicians are employed either directly by certain of our acute care facilities or affiliated by group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. We employ approximately 170 psychiatrists within our behavioral health division. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital.

Approximately 2,000 of our employees at six of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the SEIU. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Pennsylvania Clinical Schools, unionized employees are represented by the AFL-CIO. We believe that our relations with our employees are satisfactory.

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

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. Additional newly constructed inpatient capacity and expansion of certain services at the physician owned hospital is expected to be completed and opened during the first quarter of 2009 which may further erode our future patient volumes and results of operations. In response to these competitive pressures, we have undertaken significant capital investment in the market, including two newly constructed facilities that were completed and opened during 2006 as follows: (i) Edinburg Children’s Hospital, a 120-bed children’s facility, and; (ii) South Texas Behavioral Health Center, a 134-bed replacement behavioral health facility. However, we expect that our future patient volumes, net revenues and profitability will continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of increased provider competition in this market and other markets in which we operate, as well as potential future capacity added by us and others, could result in additional erosion of the patient volumes, net revenues and financial operating results of our facilities.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2008, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.6 million during 2008 and $1.4 million during each of 2007 and 2006. Our pre-tax share of income from the Trust was $900,000 during 2008 and $1.5 million during 2007 and is included in net revenues in the accompanying consolidated statements of income for each year. Our pre-tax share of income from the Trust was $2.3 million in 2006, of which $1.4 million is included in net revenues and the remaining $900,000 was recorded as a reduction to our hurricane related expenses and is included in “income/(loss) from discontinued operations, net of income taxes”. The carrying value of this investment was $8.9 million and $9.9 million December 31, 2008 and 2007, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $25.9 million at December 31, 2008 and $27.9 million at December 31, 2007, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.1 million during each of 2008 and 2007 and $16.0 million during 2006. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution transaction relating to Chalmette Medical Center (“Chalmette”) which was completed during the third quarter of 2006, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center and The Bridgeway (“Bridgeway”), the Trust agreed to amend the Master Lease to include a change of control provision. The change of control provision grants us the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2011	20 (a)

Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2011	20 (b)

Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2011	20 (b)

The Bridgeway	Behavioral Health	$930,000	December, 2014	10 (c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company

Alan B. Miller (71)	Chairman of the Board, President and Chief Executive Officer

Steve G. Filton (51)	Senior Vice President, Chief Financial Officer and Secretary

Debra K. Osteen (53)	Senior Vice President

Michael Marquez (55)	Senior Vice President

Marc D. Miller (38)	Senior Vice President and Director

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

Mr. Marc D. Miller was elected Senior Vice President and co-head of our Acute Care Hospitals in 2007. He was elected a Director in May, 2006 and Vice President in 2005. He has served in various capacities related to our acute care division since 2000. He was elected to the Board of Trustees of Universal Health Realty Income Trust in December, 2008. He is the son of Alan B. Miller, our Chief Executive Officer, President and Chairman of the Board.

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

We have a majority ownership interest in five acute care hospitals in the Las Vegas, Nevada market. The five hospitals, Valley Hospital Medical Center, Summerlin Hospital Medical Center, Desert Springs Hospital, Spring Valley Medical Center and Centennial Hills Hospital Medical Center (opened in January 2008), on a combined basis, contributed 22% in 2008, 21% in 2007, and 21% in 2006 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 20% in 2008, 27% in 2007, and 25% in 2006 of our earnings before income taxes and interest expense.

In addition, South Texas Health System, which includes McAllen Medical Center, McAllen Heart Hospital, South Texas Behavioral Health Center, located in McAllen, Texas, and Edinburg Regional Medical Center and Edinburg Children’s Hospital, located in Edinburg, Texas, operate within the same market. On a combined basis, these facilities contributed 7% in 2008, 7% in 2007, and 8% in 2006 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 3% in 2008, had a pre-tax loss of 3% in 2007, and generated 1% in 2006 of our earnings before income taxes and interest expense.

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

We derive a significant portion of our revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions, the funding requirements from the federal government’s stimulus package, the ongoing military engagements in Iraq and Afghanistan, the War on Terrorism and the relief efforts related to hurricanes and other disasters, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial position, results of operations.

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Nevada, Florida, California, Washington, DC and Illinois. These states, as well as most other states in which we operate, have reported significant budget deficits that, for all except Texas at this time, have resulted in a reduction of Medicaid funding for 2009. We can provide no assurance that reductions to Medicaid revenues, particularly in these states, will not have a material adverse effect on our business, financial condition and results of operations.

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

During the past several years, the operating results of our acute care facilities located in the McAllen/Edinburg, Texas market have been pressured by continued intense hospital and physician competition as a physician-owned hospital in the market has eroded a portion of our higher margin business, including cardiac procedures. Additional newly constructed inpatient capacity and expansion of certain services at the physician owned hospital is expected to be completed and opened during the first quarter of 2009 which may further erode our future patient volumes and results of operations. In response to these competitive pressures, we have undertaken significant capital investment in the market, including two newly constructed facilities that were completed and opened during 2006 as follows: (i) Edinburg Children’s Hospital, a 120-bed children’s facility, and; (ii) South Texas Behavioral Health Center, a 134-bed replacement behavioral health facility. However, we expect that our future patient volumes, net revenues and profitability will continue to be unfavorably impacted as a result of this increased competitor capacity and expansion of services. A continuation of increased provider competition in this market and other markets in which we operate, as well as potential future capacity added by us and others, could result in additional erosion of the patient volumes, net revenues and financial operating results of our facilities.

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

We are subject to medical malpractice lawsuits, product liability lawsuits, governmental investigations and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs (See Item 3-Legal Proceedings for disclosure regarding ongoing governmental investigations). We cannot predict the outcome of these lawsuits or investigations or the effect that findings in such lawsuits or investigations may have on us. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

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

A worsening of the economic and employment conditions in the United States could materially affect our business and future results of operations.

Our patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance which to a large extent is dependent on the employment status of individuals in our markets. A continuation or worsening of economic conditions may result in a continued increase in the unemployment rate which will likely increase the number of individuals without health insurance. As a result, our facilities may experience a decrease in patient volumes, particularly in less intense, more elective service lines, or a significant increase in services provided to uninsured patients. These factors could have a material unfavorable impact on our future patient volumes, revenues and operating results.

The deterioration of credit and capital markets may adversely affect our access to sources of funding and we cannot be certain of the availability and terms of capital to fund the growth of our business when needed.

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

To fund all or a portion of our future financing needs, we rely on borrowings from various sources including fixed rate, long-term debt as well as borrowings pursuant to our revolving credit facility and accounts receivable securitization program. If any of the lenders were unable to fulfill their future commitments, our liquidity could be impacted, which could have a material unfavorable impact our results of operations and financial condition.

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

In addition, global capital markets have experienced volatility that has tightened access to capital markets and other sources of funding. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

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

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	47	Owned
Auburn Regional Medical Center	Auburn, Washington	149	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	165	Owned
Corona Regional Medical Center	Corona, California	240	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	286	Owned
Doctors’ Hospital of Laredo	Laredo, Texas	180	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	404	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	85	Owned
Palmdale Regional Medical Center (10)	Palmdale, California	171	Owned
South Texas Health System (4)
Edinburg Regional Medical Center	Edinburg, Texas	127	Owned
Edinburg Children’s Hospital	Edinburg, Texas	86	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	122	Leased
Rancho Springs Campus	Murrieta, California	96	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	210	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	281	Owned
Texoma Medical Center	Denison, Texas	174	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	404	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	158	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Academy at Canyon Creek	Springville, Utah	128	Owned
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Anchor Hospital	Atlanta, Georgia	102	Owned
Arbour Counseling Services	Rockland, Massachusetts	—	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	82	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Ascent Therapeutic Adventure Program	Naples, Idaho	120	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
The Bridgeway (3)	North Little Rock, Arkansas	114	Leased
Bristol Youth Academy	Bristol, Florida	80	Owned
Carmichael NPS	Carmichael, California	—	Leased
The Carolina Center for Behavioral Health	Greer, South Carolina	89	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	34	Owned
Cedar Ridge	Oklahoma City, Oklahoma	36	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	80	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, FL	120	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	132	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Compass Intervention Center	Memphis, Tennessee	88	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	82	Leased
Del Amo Hospital	Torrance, California	166	Owned
Dover Behavioral Health	Dover, Delaware	52	Owned
Elmira NPS	Elmira, California	—	Leased
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	185	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	114	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Grand Terrace NPS	Grand Terrace, California	—	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	136	Owned
Hemet NPS	Hemet, California	—	Owned
Hermitage Hall	Nashville, Tennessee	112	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
The Hope Program	Fountain, Florida	32	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
Jacksonville Youth Center	Jacksonville, Florida	—	Owned
Keys of Carolina	Charlotte, North Carolina	60	Owned
Keystone Newport News	Newport News, Virginia	108	Owned
KeyStone Center	Wallingford, Pennsylvania	140	Owned
King George School	Sutton, Vermont	90	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	290	Owned
Laurel Heights Hospital	Atlanta, Georgia	122	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	116	Owned
McDowell Center for Children	Dyersburg, Tennessee	31	Owned
Marion Youth Center	Marion, Virginia	48	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	112	Owned
Midwest Center for Youth and Families	Kouts, Indiana	76	Owned
Mountain Youth Academy	Mountain City, Tennessee	60	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	85	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	34	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	29	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Nueces County JJAEP NPS	Corpus Christi, Texas	—	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	111	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	112	Owned
The Pavilion	Champaign, Illinois	77	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	224	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pennsylvania Clinical Schools	Coatesville, Pennsylvania	114	Owned
Provo Canyon School	Provo, Utah	266	Owned
Rancho Cucamonga NPS	Rancho Cucamonga, California	—	Owned
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
Riverside NPS	Riverside, California	—	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	92	Owned
Roxbury	Shippensburg, Pennsylvania	84	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Owned
Steele Canyon NPS	El Cajon, California	—	Leased
Stonington Institute	North Stonington, Connecticut	72	Owned
SummitRidge	Lawrenceville, Georgia	76	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Care Center	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Vallejo NPS	Vallejo, California	—	Leased
Victorville NPS	Victorville, California	—	Leased
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Wyoming Behavioral Institute	Casper, Wyoming	90	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Institute of Nevada (6) (8)	Las Vegas, Nevada	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (9)	Edinburg, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico (6)	Santurce, Puerto Rico	Leased
Northwest Texas Surgery Center (6)	Amarillo, Texas	Leased
Palms Westside Clinic ASC (9)	Royal Palm Beach, Florida	Leased
Surgery Center at Wellington (7)	West Palm Beach, Florida	Leased
Surgery Center of Midwest City (5)	Midwest City, Oklahoma	Leased
Temecula Valley Day Surgery and Pain Therapy Center (7)	Murrieta, California	Leased

(1)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Hospital Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us. Centennial Hills Hospital Medical Center, a newly constructed facility, was completed and opened in January, 2008.
(2)	We hold an 80% ownership interest in this facility through a general partnership interest in limited partnership. The remaining 20% ownership interest is held by an unaffiliated, third-party.
(3)	Real property leased from the Trust.
(4)	In October, 2007, the license for Edinburg Regional Medical Center, Edinburg Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center were consolidated under one license operating as the South Texas Health System.
(5)	We own general and limited partnership interests in a limited partnership that owns and operates this center.
(6)	We own a majority interest in a LLC that owns and operates this center.
(7)	We own minority interests in LLCs that own and operate these centers which are managed by unaffiliated third-parties.
(8)	Real property is owned by a limited partnership or LLC that is majority owned by us.
(9)	We own non-controlling ownership interests of approximately 50% in the entities that operate these facilities.
(10)	New acute-care facility currently under construction and scheduled to be completed and opened by early 2010.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $41 million in 2008, $39 million in 2007 and $35 million in 2006.

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

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Our representatives have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. Our legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We are cooperating with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter. However, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. Should we be unable to ultimately reach a settlement, we are unable at this time to determine the extent of the total financial and/or other exposure to us in connection with this matter

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

In late September, 2008, the Centers for Medicare and Medicaid Services (“CMS”) issued a decision to terminate the participation in the Medicare program of Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our affiliates in Kansas City. This decision was issued after state surveyors found Two Rivers to be allegedly out of compliance with the conditions of participation required for the Medicare program. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri against the Secretary, U.S. Department of Health and Human Services, seeking a temporary restraining order and preliminary injunction against CMS’ proceeding with the termination. The Court issued a temporary restraining order in favor of Two Rivers, preventing CMS from terminating Two Rivers from the Medicare program and referring the case to a magistrate judge for a settlement conference prior to a hearing on the preliminary injunction motion. On December 12, 2008, CMS and Two Rivers entered into a settlement agreement under which CMS rescinded its termination action and Two Rivers withdrew the administrative appeal and stipulated to a dismissal of the federal court action. The settlement agreement provides, among other terms, that Two Rivers would retain a monitor for six months to: (a) evaluate Two Rivers’ systems for compliance with the Medicare conditions of participation; (b) make recommendations to Two Rivers based on the evaluation; (c) provide monthly reports to CMS and Two Rivers; and (d) notify CMS if conditions at Two Rivers present a serious threat to patient safety, health or welfare. The settlement agreement also provides that CMS and the Missouri state survey agency will resurvey Two Rivers on or before six and at twelve months after monitoring is initiated. Although Two Rivers is no longer being terminated by CMS from participation in the Medicare program, there is no assurance that during or after the monitoring period a new termination action would not be initiated by CMS should Two Rivers be found to be out of compliance with conditions of participation in Medicare, which could have a material adverse effect on us.

Investigation of Virginia Behavioral Health Facilities:

In late 2007 and again recently, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued subpoenas to two of our facilities, Marion Youth Center and Mountain Youth Academy, seeking documents related to the treatment of Medicaid beneficiaries at the facilities. We believe that the OIG is investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided.

On August 4, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. We believe the Office of Attorney General is investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

In response to these subpoenas, we have been producing the requested documents on a rolling basis and we are cooperating with the investigations in all respects. We also have met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division to discuss a possible resolution of this matter. There is no assurance that we will be able to satisfactorily negotiate a resolution to this issue. At this time we are unable to evaluate the extent of any potential financial and/or other exposure in connection with this matter.

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. We have denied liability and are defending the case vigorously which has not yet been certified as a class action by the court. Given the early stage of this case and the uncertainty of the nature, legal viability and extent of the claims, we are unable to determine the extent of potential financial exposure at this time. Further, some of the issues in this lawsuit may have been settled by a previous settlement related to a previously filed class action wage and hour suit against the hospital.

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

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2008 to a vote of security holders.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class B Common Stock is traded on the New York Stock Exchange. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis.

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2008 and 2007.

	2008	2007
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$54.46-$46.73	$60.19-$55.17
2nd	$65.00-$54.84	$63.00-$56.87
3rd	$65.08-$56.03	$62.30-$48.76
4th	$53.17-$32.44	$53.80-$48.45

Number of shareholders of record as of January 31, 2009, were as follows:

Class A Common	11
Class B Common	344
Class C Common	5
Class D Common	139

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 21.5 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2008:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2006							3,603,320
2006	5,000,000	6,536,240	$0.01	6,527,155	$53.68	$350,372	2,076,165
2007	5,000,000	1,462,537	$0.01	1,451,073	$51.06	$74,091	5,625,092
2008	—	3,293,568	$0.01	3,268,318	$45.71	$149,404	2,356,774

Total for three year period ended December 31, 2008	10,000,000	11,292,345	$0.01	11,246,546	$51.03	$573,867

(a.)	Includes 9,085, 11,464 and 25,250 restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2006, 2007 and 2008, respectively.

During the period of October 1, 2008 through December 31, 2008, we repurchased the following shares:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program		Aggregate purchase price paid (in thousands)		Maximum number of shares that may yet be purchased under the program
October, 2008	—	—	N/A	—	$	N/A	$	N/A	3,571,098
November, 2008	—	626,665	$0.01	624,165		$39.56		$24,692	2,946,933
December, 2008	—	590,159	N/A	590,159		$34.36		$20,276	2,356,774

Total October through December	—	1,216,824	$0.01	1,214,324		$37.03		$44,968

(a.)	Includes 2,500 restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan.

Dividends

During the two years ending December 31, 2008, dividends per share were declared and paid as follows:

	2008	2007
First quarter	$.08	$.08
Second quarter	$.08	$.08
Third quarter	$.08	$.08
Fourth quarter	$.08	$.08

Total	$.32	$.32

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2008. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2004 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 400 Health Care Facilities Index (in which we are also included), the S&P 500 Health Care Facilities Index and the S&P 600 Health Care Facilities Index, are as follows: Community Health Systems, Inc., HCA Inc. (included through December, 2005), Health Management Associates, LifePoint Hospitals, Inc., Province Healthcare Company (included through December, 2004 and acquired by LifePoint Hospitals, Inc. during 2005), Tenet Healthcare Corporation and Triad Hospitals, Inc. (included through December, 2006 and acquired by Community Health Systems in 2007).

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2003	2004	2005	2006	2007	2008
Universal Health Services, Inc	$100.00	$83.40	$88.16	$105.18	$97.71	$72.14
S&P 500 Index	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
Peer Group	$100.00	$90.47	$88.71	$87.96	$68.85	$32.98

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as the end of, each of the five years ended December 31, 2008. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

	Year Ended December 31
	2008	2007	2006	2005	2004
Summary of Operations (in thousands)
Net revenues	$5,022,417	$4,683,150	$4,124,692	$3,706,618	$3,342,886
Income from continuing operations	$192,941	$170,642	$159,200	$157,034	$164,158
Net income	$199,377	$170,387	$259,458	$240,845	$169,492
Net margin	4.0%	3.6%	6.3%	6.5%	5.1%
Return on average equity	13.0%	11.3%	18.9%	19.4%	14.4%
Financial Data (in thousands)
Cash provided by operating activities	$463,100	$348,495	$169,239	$425,426	$392,880
Capital expenditures, net (1)	$354,537	$339,813	$341,140	$241,412	$230,760
Total assets	$3,742,462	$3,608,657	$3,277,042	$2,858,709	$3,022,843
Long-term borrowings	$990,661	$1,008,786	$821,363	$637,654	$852,229
Common stockholders’ equity	$1,543,850	$1,517,199	$1,402,464	$1,205,098	$1,220,586
Percentage of total debt to total capitalization	39%	40%	37%	35%	42%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,452	5,292	4,947	4,884	4,940
Average available beds	5,145	4,985	4,658	4,559	4,311
Inpatient admissions	263,536	256,681	240,451	236,753	228,454
Average length of patient stay	4.5	4.5	4.4	4.4	4.5
Patient days	1,182,894	1,149,399	1,069,890	1,036,366	1,020,817
Occupancy rate for licensed beds	59%	60%	59%	58%	56%
Occupancy rate for available beds	63%	63%	63%	62%	65%
Operating Data—Behavioral Health Facilities
Average licensed beds	7,658	7,348	6,607	4,849	4,225
Average available beds	7,629	7,315	6,540	4,766	4,145
Inpatient admissions	129,553	119,730	111,490	102,683	94,743
Average length of patient stay	16.1	16.8	16.6	14.1	13.0
Patient days	2,085,114	2,007,119	1,855,306	1,446,260	1,234,152
Occupancy rate for licensed beds	74%	75%	77%	82%	80%
Occupancy rate for available beds	75%	75%	78%	83%	81%
Per Share Data
Net income from continuing operations—basic	$3.81	$3.20	$2.92	$2.82	$2.85
Net income from continuing operations—diluted	$3.80	$3.18	$2.83	$2.66	$2.67
Net income—basic	$3.94	$3.19	$4.76	$4.33	$2.94
Net income—diluted	$3.93	$3.18	$4.56	$4.00	$2.75
Dividends declared	$0.32	$0.32	$0.32	$0.32	$0.32
Other Information (in thousands)
Weighted average number of shares outstanding—basic	50,611	53,381	54,557	55,658	57,653
Weighted average number of shares and share equivalents outstanding—diluted	50,776	53,569	57,908	62,647	64,865

(1)	Amounts include non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities and facilities held for sale.

ITEM 7.	Management’s Discussion and Analysis of Operations and Financial Condition

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 26, 2009, we owned and/or operated or had under construction, 26 acute care hospitals (including 1 new facility currently being constructed) and 101 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 9 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74%, 74% and 75% of our consolidated net revenues in 2008, 2007 and 2006, respectively. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of 2008, 2007 and 2006. During each of 2008 and 2007, approximately 1% of our consolidated net revenues were recorded in connection with two construction management contracts pursuant to the terms of which we: (i) built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008, and; (ii) are building a newly constructed acute care hospital for an unrelated party that is scheduled to be completed during the fourth quarter of 2009.

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

Revenue recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36%, 37% and 38% of our net patient revenues during 2008, 2007 and 2006, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 46%, 44% and 41% of our net patient revenues during 2008, 2007 and 2006, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2008 or 2007 and favorably impacted our 2006 after-tax operating results by $5 million ($8 million pre-tax). If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2008, would change our after-tax net income by approximately $1 million.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above and data related to an acute care facility that is reflected as discontinued operations) $614 million, $562 million and $443 million during 2008, 2007 and 2006, respectively.

At our acute care facilities, Medicaid pending accounts comprise the large majority of our receivables that are pending approval from third-party payors but we also have smaller amounts due from other miscellaneous payors such as county indigent programs in certain states. Approximately 5% or $36 million as of December 31, 2008 and 5% or $31 million as of December 31, 2007 of our accounts receivable, net, were comprised of Medicaid pending accounts.

Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration if we are unable to definitively determine if they are currently Medicaid eligible without further evaluation. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid eligibility.

Based on historical hindsight information related to Medicaid pending accounts, we estimate that approximately 58% or $21 million of the $36 million Medicaid pending accounts receivable as of December 31, 2008 will subsequently qualify for Medicaid reimbursement. Approximately 58% or $18 million of $31 million total Medicaid pending accounts receivable as of December 31, 2007 subsequently qualified for Medicaid pending reimbursement and were therefore appropriately classified at the patient’s registration. Additional charity reserves of $13 million during each of 2008 and 2007 were established to cover the Medicaid Pending patients that failed to qualify for the Medicaid program based on historical conversion rates. Based on general factors as discussed below in Provision for Doubtful Accounts, our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payor classifications, are considered when the overall individual facility and company-wide reserves are developed.

Below are the Medicaid pending receivable agings as of December 31, 2008 and 2007 (amounts in thousands):

	2008	%	2007	%
Under 60 days	$13,554	37.9	$11,916	38.2
61-120 days	8,309	23.3	7,963	25.6
121-180 days	4,283	12.0	3,450	11.1
Over 180 days	9,585	26.8	7,836	25.1

Total	$35,731	100.0	$31,165	100.0

Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $83 million as of December 31, 2008 and $81million as of December 31, 2007 (including additional charity care reserves of $13 million established during each of 2008 and 2007, as discussed above in Revenue recognition).

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2008 and December 31, 2007, accounts receivable are recorded net of allowance for doubtful accounts of $163 million and $121 million, respectively.

Approximately 93% during 2008, 93% during 2007 and 94% during 2006, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payor mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2008 and 2007:

As of December 31, 2008:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$49,254	$3,993	$1,091	$4,830
Medicaid	29,072	16,049	9,409	22,858
Commercial insurance and other	187,273	53,539	21,600	44,670
Private pay	70,174	38,510	24,921	34,645

Total	$335,773	$112,091	$57,021	$107,003

As of December 31, 2007:
(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$51,426	$3,656	$1,128	$2,937
Medicaid	27,884	16,769	8,174	16,530
Commercial insurance and other	185,540	58,332	23,286	36,381
Private pay	65,244	28,050	20,241	29,381

Total	$330,094	$106,807	$52,829	$85,229

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

For the years of 1998 through 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation in February, 2002. As a result, although PHICO continued to be liable for claims on our behalf that were related to 1998 through 2001, we began paying the claims upon PHICO’s liquidation. Since that time, although we preserved our right to receive reimbursement from the PHICO estate, we were not previously able to assess the probability of collection or reasonably quantify our share of the liquidation proceeds. In January, 2009, a court order from the Commonwealth Court of Pennsylvania was executed in connection with the partial liquidation of the PHICO estate. As a result, during the fourth quarter of 2008, based upon our share of the undisputed and resolved claims made against the PHICO estate as of a specified date and as approved by the liquidator to the court, we recorded a $10 million reduction to our professional and general liability self-insured claims expense. These liquidation proceeds were received during the first quarter of 2009.

During the second quarter of 2007, based upon the results of a reserve analysis, we recorded an $18 million (pre-minority interest) reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty. Adjustments to our prior year reserves for professional and general liability self-insured claims did not have a material impact on our financial statements during 2006.

Based upon the results of workers’ compensation reserves analyses, we recorded reductions to our prior year reserves for workers’ compensation claims amounting to $4 million during 2008 (recorded during the fourth quarter) and $5 million during 2007 ($2 million recorded during the second quarter of 2007 and $3 million recorded during the fourth quarter of 2007). Adjustments to our prior year reserves for workers’ compensation claims did not have a material impact on our financial statements during 2006.

Although we are unable to predict whether or not our future financial statements will include adjustments to our prior year reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of the these potential liabilities and the factors impacting these reserves, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2008 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2006 (a)	$216,459	$45,329	$261,788
Plus: accrued insurance expense, net of commercial premiums paid	59,752	16,704	76,456
Less: Payments made in settlement of self-insured claims	(31,591)	(13,265)	(44,856)
Plus: Liabilities assumed at acquisition	176	668	844

Balance at January 1, 2007 (a)	244,796	49,436	294,232
Plus: accrued insurance expense, net of commercial premiums paid	49,177	14,954	64,131
Less: Payments made in settlement of self-insured claims	(37,960)	(15,648)	(53,608)

Balance at January 1, 2008 (a)	256,013	48,742	304,755
Plus: accrued insurance expense, net of commercial premiums paid (b)	56,904	16,509	73,413
Less: Payments made in settlement of self-insured claims	(41,807)	(16,754)	(58,561)

Balance at December 31, 2008 (a)	$271,110	$48,497	$319,607

(a)	Net of expected recoveries from various state guaranty funds in connection with a commercial general and professional insurance company’s (PHICO) liquidation in 2002 (see Professional and General Liability Claims and Property Insurance).
(b)	Excludes the impact of the $10 million recovery from the liquidation of the PHICO estate, as discussed above.

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

Goodwill:    Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2008 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. During 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $2 million due to tax positions taken in the current and prior years. Also during 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. During 2007, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statue of limitations and the conclusions of income tax audits of varying taxing authorities resulting in a net income tax benefit of approximately $2 million. Our tax returns have been examined by the Internal Revenue Service (IRS) through the year ended December 31, 2002. The IRS has recently commenced an audit for the tax year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

Accounting for Uncertainty in Income Taxes:    Effective January 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount at implementation that would favorably affect the effective tax rate and provision for income taxes was approximately $4 million, approximately $3 million of which was recorded during 2007. The balance at December 31, 2008 and 2007, if subsequently recognized, that would favorably affect the effective tax rate and provision for income taxes is approximately $2 million and $1 million, respectively.

Recent Accounting Pronouncements:    For a summary of recent accounting pronouncements, please see Note 13 to the Consolidated Financial Statements as included in this Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands):

	Year Ended December 31,
	2008		2007		2006
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$5,022,417	100.0%	$4,683,150	100.0%	$4,124,692	100.0%
Operating charges:
Salaries, wages & benefits	2,133,181	42.5%	2,004,995	42.8%	1,765,162	42.8%
Other operating expenses	1,044,278	20.8%	982,614	21.0%	921,836	22.3%
Supplies expense	694,477	13.8%	666,320	14.2%	547,915	13.3%
Provision for doubtful accounts	476,745	9.5%	410,543	8.8%	343,383	8.3%
Depreciation & amortization	193,635	3.9%	180,557	3.9%	161,097	3.9%
Lease & rental expense	69,882	1.4%	67,867	1.4%	63,574	1.5%

	4,612,198	91.8%	4,312,896	92.1%	3,802,967	92.2%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests & income taxes	410,219	8.2%	370,254	7.9%	321,725	7.8%
Interest expense, net	53,207	1.1%	51,626	1.1%	32,558	0.8%
Hurricane insurance recoveries in excess of expenses	—	—	—	—	(770)	0.0%
Minority interests in earnings of consolidated entities	40,693	0.8%	43,361	0.9%	37,519	0.9%

Income before income taxes	316,319	6.3%	275,267	5.9%	252,418	6.1%
Provision for income taxes	123,378	2.5%	104,625	2.3%	93,218	2.2%

Income from continuing operations	192,941	3.8%	170,642	3.6%	159,200	3.9%
Income/(loss) from discontinued operations, net of income taxes	6,436	0.2%	(255)	0.0%	100,258	2.4%

Net income	$199,377	4.0%	$170,387	3.6%	$259,458	6.3%

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007:    Net revenues increased 7% or $339 million to $5.02 billion during 2008 as compared to $4.68 billion during 2007. The increase was attributable to:

•	a $250 million or 6% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•

$114 million of other combined increases in revenues including revenues generated at Centennial Hills Hospital Medical Center (“Centennial Hills Hospital”) which opened during the first quarter of 2008 and behavioral health care facilities opened or acquired during 2008 and 2007, and;

•

$25 million of other combined net decreases in revenues resulting primarily from decreased revenue earned during 2008 in connection with construction management contracts pursuant to the terms of which we are building/have built newly constructed acute care hospitals for an unrelated third party.

Income before income taxes increased $41 million to $316 million during 2008 as compared to $275 million during 2007 due to the following:

•	an increase of $54 million at our acute care facilities as discussed below in Acute Care Hospital Services exclusive of the $25 million unfavorable pre-tax provision for settlement recorded during

2008 in connection with the investigation of our South Texas Health System affiliates, as discussed in Item 3. Legal Proceedings, and exclusive of the $14 million favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability claims, as discussed above in Self-Insured Risks;

•

an increase of $26 million at our behavioral health care facilities as discussed below in Behavioral Health Services exclusive of the $2 million favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed above in Self-Insured Risks;

•

a decrease of $25 million resulting from the provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates, as discussed in Item 3. Legal Proceedings;

•

an increase of $10 million resulting from the reduction to our professional and general liability expense recorded during 2008 in connection with the expected receipt of liquidation proceeds from the PHICO estate, as discussed above in Self-Insured Risks;

•

a decrease of $16 million (after minority interest) resulting from favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed below, and;

•	a decrease of $8 million from other combined net unfavorable changes.

Net income increased $29 million to $199 million during 2008 as compared to $170 million during 2007 due to the following:

•	the $41 million increase in income before income taxes, as discussed above, and;

•

an unfavorable change of $19 million in the provision for income taxes resulting primarily from the tax provision on the $41 million increase in income before income taxes. Contributing to the increase in the income tax provision was an increase in the effective state income tax rate during 2008, as compared to 2007, and;

•	an increase of $7 million due primarily to the after-tax gain realized during 2008 on the sale of a 125-bed acute care hospital located in Pennsylvania.

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006:    Net revenues increased 14% or $558 million to $4.68 billion in 2007 as compared to $4.12 billion during 2006. The increase was attributable to:

•	a $314 million or 8% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$174 million of other combined increases in revenues resulting from the acute care facility and behavioral health care facilities acquired during 2007 and 2006, and;

•

$70 million of other combined net increases in revenues resulting primarily from the revenues earned during 2007 in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party.

Income before income taxes increased $23 million to $275 million during 2007 as compared to $252 million during 2006 due to the following:

•

an increase of $10 million at our acute care facilities as discussed below in Acute Care Hospital Services exclusive of the $14 million favorable pre-tax effect resulting from the reduction recorded during 2007 to our prior year reserves for professional and general liability claims, as discussed above in Self-Insured Risks;

•

an increase of $16 million at our behavioral health care facilities as discussed below in Behavioral Health Services exclusive of the $2 million favorable pre-tax effect resulting from the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims, as discussed above in Self-Insured Risks;

•

an increase of $16 million (after minority interest) resulting from the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims, as discussed above in Self-Insured Risks, and;

•	a decrease of $19 million due to an increase in interest expense.

Net income decreased $89 million to $170 million during 2007 as compared to $259 million during 2006 due to the following:

•	the $23 million increase in income before income taxes, as discussed above;

•	an after-tax decrease of $101 million resulting from the hurricane insurance recoveries, in excess of expenses, recording during 2006 ($168 million before minority interest and income taxes);

•

a net unfavorable change of $11 million in the provision for income taxes resulting primarily from the tax provision on the $23 million increase in income before income taxes. Contributing to the increase in the income tax provision was an increase in the effective state income tax rate during 2007 as compared to 2006.

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

Acute Care Hospital Services

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,582,575	100.0%	$3,419,108	100.0%
Operating charges:
Salaries, wages and benefits	1,370,424	38.3%	1,334,937	39.0%
Other operating expenses	664,469	18.5%	645,463	18.9%
Supplies expense	598,643	16.7%	589,613	17.2%
Provision for doubtful accounts	429,997	12.0%	381,718	11.2%
Depreciation and amortization	145,812	4.1%	146,924	4.3%
Lease and rental expense	47,524	1.3%	47,066	1.4%

	3,256,869	90.9%	3,145,721	92.0%

Income before interest expense, minority interests and income taxes	325,706	9.1%	273,387	8.0%
Interest expense, net	4,361	0.1%	3,757	0.1%
Minority interests in earnings of consolidated entities	41,332	1.2%	40,005	1.2%

Income before income taxes	$280,013	7.8%	$229,625	6.7%

On a same facility basis during 2008, as compared to 2007, net revenues at our acute care hospitals increased $163 million or 5%. Income before income taxes increased $50 million or 22% to $280 million or 7.8% of net revenues during 2008 as compared to $230 million or 6.7% of net revenues during 2007.

Inpatient admissions to these facilities increased 0.1% during 2008, as compared to 2007, while patient days increased 0.8%. The average length of patient stay at these facilities was 4.5 days in each of the years 2008 and 2007. The occupancy rate, based on the average available beds at these facilities, was 64% during 2008 and 63% during 2007. Our same facility inpatient volumes were negatively impacted during 2008, as compared to 2007, by the: (i) opening of the previously disclosed, newly constructed capacity at the physician-owned competitor hospital in McAllen, Texas, and; (ii) the opening of our newly constructed Centennial Hills Hospital. Since Centennial Hills Hospital is a newly opened facility, it is not included in our same facility basis results during 2008. However, we believe a portion of the patient volume at Centennial Hills Hospital during 2008 would have been treated at our previously existing hospitals in the Las Vegas, Nevada market which are included in our same facility basis results.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 4.8% during 2008, as compared to 2007, and net revenue per adjusted patient day increased 4.1% during 2008, as compared to 2007.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (includes data for an acute care facility reflected as discontinued operations) $614 million during 2008 and $562 million during 2007. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during 2008 and 2007. Included in these results, in addition to the same facility results shown above, are: (i) the 2008 financial results for Centennial Hills Hospital located in Las Vegas, Nevada which was opened during the first quarter of 2008; (ii) the unfavorable impact resulting from the $25 million provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates, as discussed in Item 3. Legal Proceedings, and; (ii) the favorable effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned above in Self-Insured Risks (amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,669,504	100.0%	$3,410,368	100.0%
Operating charges:
Salaries, wages and benefits	1,413,963	38.5%	1,336,970	39.2%
Other operating expenses	707,758	19.3%	634,142	18.6%
Supplies expense	613,944	16.7%	589,911	17.3%
Provision for doubtful accounts	443,289	12.1%	381,718	11.2%
Depreciation and amortization	153,744	4.2%	146,924	4.3%
Lease and rental expense	49,383	1.3%	47,368	1.4%

	3,382,081	92.2%	3,137,033	92.0%

Income before interest expense, minority interests and income taxes	287,423	7.8%	273,335	8.0%
Interest expense, net	4,361	0.1%	3,757	0.1%
Minority interests in earnings of consolidated entities	38,827	1.0%	40,239	1.2%

Income before income taxes	$244,235	6.7%	$229,339	6.7%

During 2008, as compared to 2007, net revenues at our acute care hospitals increased 8% or $259 million to $3.67 billion. The increase in net revenues was attributable to:

•	a $163 million increase at same facility revenues, as discussed above;

•	$93 million of revenues generated at Centennial Hills Hospital, and;

•	a net increase of $3 million resulting from other combined revenue changes.

Income before income taxes increased $15 million to $244 million or 6.7% of net revenues during 2008 as compared to $229 million or 6.7% of net revenues during 2007. The increase in income before income taxes at our acute care facilities resulted from:

•	a $50 million increase at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $25 million resulting from the provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates, as discussed in Item 3. Legal Proceedings;

•

a decrease of $14 million (after minority interest) resulting from the favorable pre-tax effect recorded during 2007 to our prior year reserves for professional and general liability self-insured claims attributable to our acute care facilities, as discussed above in Self-Insured Risks, and;

•	$4 million of other combined net increases.

Year Ended December 31, 2007 as compared to the Year Ended December 31, 2006:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2007 and 2006 (dollar amounts in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,261,872	100.0%	$3,023,917	100.0%
Operating charges:
Salaries, wages and benefits	1,261,043	38.6%	1,160,446	38.4%
Other operating expenses	615,109	18.9%	653,968	21.6%
Supplies expense	566,474	17.4%	478,270	15.8%
Provision for doubtful accounts	364,254	11.2%	322,292	10.7%
Depreciation and amortization	142,238	4.4%	131,616	4.4%
Lease and rental expense	44,498	1.4%	42,742	1.4%

	2,993,616	91.8%	2,789,334	92.2%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	268,256	8.2%	234,583	7.8%
Interest expense, net	3,458	0.1%	1,619	0.1%
Minority interests in earnings of consolidated entities	40,005	1.2%	34,316	1.1%

Income before income taxes	$224,793	6.9%	$198,648	6.6%

On a same facility basis during 2007, as compared to 2006, net revenues at our acute care hospitals increased $238 million or 8%. Income before income taxes increased $26 million or 13% to $225 million or 6.9% of net revenues during 2007 as compared to $199 million or 6.6% of net revenues during 2006.

Inpatient admissions to these facilities increased 2.6% during 2007, as compared to 2006, while patient days increased 2.4%. The average length of patient stay at these facilities was 4.4 days in each of the years 2007 and 2006. The occupancy rate, based on the average available beds at these facilities, was 63% during each of 2007 and 2006.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 3.1% during 2007, as compared to 2006, and net revenue per adjusted patient day increased 3.3% during 2007, as compared to 2006.

The pharmacy services for our acute care facilities were brought in-house from an outsourced vendor effective July 1, 2006. As a result of this change, during the period of January through June of 2007, our acute care facilities experienced an increase to supplies expense of approximately $56 million, an increase to salaries, wages and benefits expense of approximately $22 million and a decrease to other operating expenses of approximately $82 million. The transition of our pharmacy services favorably impacted the pre-tax income of our acute care facilities by approximately $4 million during 2007. As a percentage of our 2007 same facility acute care net revenues, as shown above, the transition of the pharmacy services increased supplies expense by 170 basis points, increased salaries, wages and benefits expense by 70 basis points and decreased other operating expenses by 250 basis points. Since this transition occurred on July 1st of 2006, the same facility acute care financial statements for the six month periods of July 1st through December 31st of 2007 and 2006 were comparably stated.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (includes data for an acute care facility reflected as discontinued operations) $562 million during 2007 and $443 million during 2006.

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

	Year Ended December 31, 2007		Year Ended December 31, 2006
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,410,368	100.0%	$3,039,775	100.0%
Operating charges:
Salaries, wages and benefits	1,336,970	39.2%	1,160,446	38.2%
Other operating expenses	634,142	18.6%	663,996	21.8%
Supplies expense	589,912	17.3%	478,270	15.7%
Provision for doubtful accounts	381,718	11.2%	322,292	10.6%
Depreciation and amortization	146,924	4.3%	131,616	4.3%
Lease and rental expense	47,368	1.4%	42,781	1.4%

	3,137,034	92.0%	2,799,401	92.1%

Income before interest expense, hurricane insurance recoveries in excess of expenses, minority interests and income taxes	273,334	8.0%	240,374	7.9%
Interest expense, net	3,757	0.1%	1,619	0.1%
Hurricane recoveries in excess of expenses	—	—	(770)	0.0%
Minority interests in earnings of consolidated entities	40,239	1.2%	34,316	1.1%

Income before income taxes	$229,338	6.7%	$205,209	6.8%

During 2007, as compared to 2006, net revenues at our acute care hospitals increased 12% or $371 million to $3.41 billion. The increase in net revenues was attributable to:

•	a $238 million increase at same facility revenues, as discussed above;

•	$157 million of revenues generated during 2007 by the Texoma Healthcare System, and;

•

a $24 million net decrease in revenues resulting from the recording of various retroactive portions of supplemental Medicaid reimbursements (occurred during 2006) or related reserves (occurred during 2007) and settlement of prior year Medicare cost reports (occurred during 2006).

Income before income taxes increased $24 million to $229 million or 6.7% of net revenues during 2007 as compared to $205 million or 6.8% of net revenues during 2006. The increase in income before income taxes at our acute care facilities resulted from:

•	a $26 million increase at our acute care facilities on a same facility basis, as discussed above;

•

an increase of $14 million (after minority interest) representing the portion of the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims attributable to our acute care facilities, as discussed above in Self-Insured Risks;

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

•

$1 million of other combined favorable changes including the pre-tax income generated during 2007 by the Texoma Healthcare System and the pre-opening losses sustained at our newly constructed Centennial Hills Hospital Medical Center that was completed and opened during the first quarter of 2008.

Behavioral Health Care Services

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,225,948	100.0%	$1,139,634	100.0%
Operating charges:
Salaries, wages and benefits	603,227	49.2%	565,901	49.7%
Other operating expenses	227,113	18.5%	213,224	18.7%
Supplies expense	70,926	5.8%	66,973	5.9%
Provision for doubtful accounts	32,014	2.6%	27,955	2.5%
Depreciation and amortization	28,610	2.3%	27,650	2.4%
Lease and rental expense	16,218	1.3%	16,204	1.4%

	978,108	79.8%	917,907	80.6%

Income before interest expense, minority interests and income taxes	247,840	20.2%	221,727	19.4%
Interest expense, net	277	0.0%	335	0.0%
Minority interests in earnings of consolidated entities	—	—	361	0.0%

Income before income taxes	$247,563	20.2%	$221,031	19.4%

On a same facility basis during 2008, as compared to 2007, net revenues at our behavioral health care facilities increased 8% or $86 million to $1.23 billion during 2008 as compared to $1.14 billion during 2007. Income before income taxes increased $27 million or 12% to $248 million or 20.2% of net revenues during 2008 as compared to $221 million or 19.4% of net revenues during 2007.

Inpatient admissions at these facilities increased 6.4% during 2008, as compared to 2007 while patient days increased 3.2%. The average length of patient stay at these facilities was 16.0 days during 2008 and 16.5 days during 2007. The occupancy rate, based on the average available beds at these facilities, was 75% during each of 2008 and 2007.

On a same facility basis, net revenue per adjusted admission at these facilities increased 1.4% during 2008, as compared to 2007, and net revenue per adjusted patient day increased 4.5% during 2008, as compared to 2007.

The following table summarizes the results of operations for all our behavioral health care facilities for 2008 and 2007, including newly acquired or recently opened facilities (amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,251,116	100.0%	$1,146,078	100.0%
Operating charges:
Salaries, wages and benefits	619,484	49.5%	572,279	49.9%
Other operating expenses	234,908	18.8%	215,365	18.8%
Supplies expense	72,768	5.8%	67,514	5.9%
Provision for doubtful accounts	32,688	2.6%	27,907	2.4%
Depreciation and amortization	29,796	2.4%	27,807	2.4%
Lease and rental expense	16,654	1.3%	16,531	1.4%

	1,006,298	80.4%	927,403	80.9%

Income before interest expense, minority interests and income taxes	244,818	19.6%	218,675	19.1%
Interest expense, net	293	0.1%	411	0.0%
Minority interests in losses of consolidated entities	—	—	(1,627)	(0.1%)

Income before income taxes	$244,525	19.5%	$219,891	19.2%

During 2008, as compared to 2007, net revenues at our behavioral health care facilities (including newly acquired and recently opened facilities), increased 9% or $105 million to $1.25 billion during 2008 as compared to $1.15 billion during 2007. The increase in net revenues was attributable to:

•	a $86 million increase in same facility revenues, as discussed above, and;

•	$19 million of revenues generated at facilities recently acquired or opened.

Income before income taxes increased $25 million or 11% to $245 million or 19.5% of net revenues during 2008, as compared to $220 million or 19.2% of net revenues during 2007. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $27 million increase at our behavioral health facilities on a same facility basis, as discussed above;

•

a decrease of $2 million resulting from the favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims attributable to our behavioral health care facilities, as discussed above in Self-Insured Risks, and;

•	a $4 million decrease resulting primarily from the aggregate net loss, net of aggregate income, incurred at facilities acquired or opened during 2008 and 2007.

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

•

a $2 million increase representing the portion of the reduction recorded during 2007 to our prior year reserves for professional and general liability self-insured claims attributable to our behavioral health care facilities, as discussed above in Self-Insured Risks, and;

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2008	2007	2006
Third Party Payors:
Medicare	24%	24%	25%
Medicaid	12%	13%	13%
Managed Care (HMO and PPOs)	46%	44%	41%
Other Sources	18%	19%	21%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2008	2007	2006
Third Party Payors:
Medicare	27%	27%	29%
Medicaid	9%	9%	10%
Managed Care (HMO and PPOs)	47%	46%	41%
Other Sources	17%	18%	20%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2008	2007	2006
Third Party Payors:
Medicare	16%	15%	15%
Medicaid	22%	26%	25%
Managed Care (HMO and PPOs)	42%	41%	43%
Other Sources	20%	18%	17%

Total	100%	100%	100%

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

DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals. For federal fiscal years 2008, 2007 and 2006, the update factors were 3.3%, 3.4% and 3.7%, respectively. For 2009, the update factor is 3.6%. Hospitals are allowed to receive the full basket update if they provide the Centers for Medicare and Medicaid Services (“CMS”) with specific data relating to the quality of services provided. We have complied fully with this requirement and intend to comply fully in future periods.

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

On August 1, 2007, CMS issued a final rule revising Medicare payment and policy under the hospital IPPS for federal fiscal year 2008. These changes, which were first proposed in April 2007, will restructure the inpatient DRGs to account more fully for the severity of patient illness. Specifically, the final rule creates 745 new severity-adjusted DRGs to replace the current 538 DRGs. As a result, payments are expected to increase for hospitals serving more severely ill patients and decrease for those serving patients who are less severely ill. The new severity-adjusted DRGs were phased in over two years starting October 1, 2007 and will be fully phased during the federal fiscal year ending September 30, 2009. The new severity adjusted DRGs have resulted in an approximate 2 percent increase in to our inpatient Medicare DRG reimbursement as compared to the prior DRG system.

The August, 2007 final rule also includes important provisions to ensure that Medicare no longer pays for the additional costs of certain preventable conditions (including certain infections) acquired in the hospital. The reporting of hospital acquired conditions, also referred to as Present on Admission (POA) codes, became effective on October 1, 2007. Further, CMS implemented Medicare DRG payment reductions for certain preventable conditions beginning on October 1, 2008. We do not expect this payment change for preventable conditions to have a material impact on our results of operations. In addition, the rule expanded the list of publicly reported quality measures that hospitals would need to report in calendar year 2008 in order to qualify for the full market basket update in federal fiscal year 2009 and reduces Medicare’s payment when a hospital replaces a device that is supplied to the hospital at no or reduced cost.

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

Psychiatric hospitals have also traditionally been excluded from the IPPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the

Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. The new system was phased-in over a three-year period and was fully implemented for our behavioral health facilities by June 30, 2008. Also, CMS has included a stop-loss provision to ensure that hospitals avoid significant losses during the transition. In May 2006, CMS published its annual increase to the federal component of the Psych PPS per diem rate. This increase includes the effects of market basket updates resulting in a 4.5% increase in total payments for Rate Year 2007, covering the period of July 1, 2006 to June 30, 2007. The market basket was increased by 3.2% for the period of July 1, 2007 through June 30, 2008. In addition, according to the May, 2008 CMS notice, the market basked increase is 3.2% for the period of July 1, 2008 through June 30, 2009.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Nevada, Florida, California, Washington, DC and Illinois. These states, as well as most other states in which we operate, have reported significant budget deficits that, for all except Texas at this time, have resulted in the reduction of Medicaid funding for 2009. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits also projected for 2010, which could adversely affect future levels of Medicaid reimbursement received by our hospitals. Conversely, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law and contained various Medicaid provisions that will impact our hospitals including the following: (i) temporary increases to Medicaid funding through enhanced federal matching assistance percentages (“FMAPs”) for a 27 month period retroactive to October 1, 2008 through December 31, 2010 with all states receiving a FMAP increase of 6.2% and also receiving a bonus FMAP increase contingent on the increased level of a state’s unemployment rate; (ii) a temporary increase of 2.5% in the federal Medicaid disproportionate share hospital allotment for both federal fiscal years 2009 and 2010, and; (iii) states will be required to maintain effort on Medicaid eligibility consistent with requirements prior to passage of this law. Due to the indirect nature of the enhanced Medicaid federal funding contained within the American Recovery and Reinvestment Act of 2009, we are unable to determine the impact of these Medicaid changes on our future results of operations.

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In connection with this program, we earned revenues of $21 million during 2008, $21 million during 2007 and $22 million during 2006. At this time, the local hospital district in Potter County continues to fund the program’s inter-governmental transfers (“IGTs”). The failure of the hospital district to make future IGTs at a level consistent with 2008 levels will reduce revenues in connection with this program to approximately $8 million during 2009. If during 2009 the hospital district makes IGTs consistent with 2008, we believe we would be entitled to revenues of approximately $18 million during 2009.

In July, 2006, CMS retroactively approved to June 11, 2005, an amendment to the Texas Medicaid State Plan which permits the state of Texas to make supplemental payments to certain hospitals located in Hidalgo, Maverick and Webb counties. Our four acute care hospital facilities located in these counties are eligible to receive these supplemental Medicaid payments. This program was subject to final state rule making procedures and the local governmental agencies providing the necessary funds on an ongoing basis through inter-governmental transfers to the state of Texas. In connection with this program, we earned revenues of $9 million during 2008, $11 million during 2007 (before $9 million reduction recorded during 2007 to establish a reserve for the 2006 and 2005 supplemental payments, as discussed below) and $13 million during 2006. At this time, we believe we will be entitled to revenues of approximately $9 million during 2009 in connection with this program.

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

As directed by Texas Senate Bill 10, the HHSC is currently drafting a Medicaid Reform Waiver (“Waiver”) proposal that would create a newly established Healthcare Opportunity Pool that requires CMS’s approval prior to implementation. The overall Waiver program design will be budget neutral on a statewide basis but individual hospitals, including those owned and operated by us, could be either favorably or adversely impacted. Although, at this time, we are unable to estimate the impact of the Waiver program on our future operating results, we can give no assurance that this Waiver program will not have a material adverse effect on our future results of operations. HHSC has yet to receive CMS’s approval for this waiver and it’s uncertain as to when, or if, this Waiver program will be implemented by HHSC.

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

Tricare:    In April, 2008, the Department of Defense (“DoD”) issued a proposed rule that would change the payment methodology for outpatient services that, if enacted, could significantly decrease payment for these services. In December, 2008, the DoD issued a final rule that basically adopted the current Medicare payment Outpatient Prospective Payment System for services provided to Tricare outpatients with a limited phase-in for certain emergency and clinic services. Based upon our estimates, payments to us for these services could be reduced by as much as $4 million in 2009 and by $6 million annually in 2010 and thereafter. The effective date of this final rule is projected to be May, 2009.

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

As mentioned above, the American Recovery and Reinvestment Act of 2009 was signed into law in February, 2009. This law contains a federal health care provision that provides a 65% subsidy for COBRA continuation premiums for up to nine months for workers who have been involuntarily terminated, including their families. We are unable to determine the impact of this provision on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2009 fiscal years (covering the period of September 1, 2008 through August 31, 2009 for Texas and October 1, 2008 through September 30, 2009 for South Carolina). Included in our financial results was an aggregate of $42 million during 2008, $41 million during 2007 and $43 million during 2006. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $29 million during 2008 and $34 million in each of 2007 and 2006. In connection with construction management contracts pursuant to the terms of which we are building/have built newly constructed acute care hospitals for an unrelated third party, we earned revenues of $64 million during 2008, $83 million during 2007 and $13 million during 2006. Combined income before income taxes earned in connection with the revenues mentioned above was $11 million during 2008, $9 million during 2007 and $5 million during 2006.

Interest expense was $53 million during 2008, $52 million during 2007 and $33 million during 2006. In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original Notes issued in June, 2006 (see Note 4—Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings pursuant to our revolving credit agreement and accounts receivable securitization program. During 2008, as compared to the 2007, the combined average outstanding borrowings on the above-mentioned debt instruments increased $84 million. The increase in the combined average outstanding borrowings were offset by a decrease in the combined average annual interest rate of 0.9% during 2008 as compared to 2007. The $19 million increase in interest expense during 2007, as compared to 2006, was due primarily to a $345 million increase in our average outstanding borrowings under our revolving credit and demand notes and accounts receivable securitization program. For additional disclosure, see Note 4 to the Consolidated Financial Statements—Long Term Debt.

Below is a schedule of our interest expense during 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006
Revolving credit & demand notes	$12,597	$23,396	$5,825
$200 million, 6.75% Senior Notes due 2011	13,510	13,510	13,500
7.125% Senior Notes due 2016 (a.)	24,012	17,899	8,956
Accounts receivable securitization program	4,653	2,879	—
Convertible debentures, 5.00%	—	—	7,791
Other combined, including interest rate swap expense, net	7,198	4,232	1,667
Capitalized interest on major construction projects	(7,899)	(9,230)	(3,403)
Interest income	(864)	(1,060)	(1,778)

Interest expense, net	$53,207	$51,626	$32,558

(a.)	In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued an additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006.

The effective tax rate was 39.0% during 2008, 38.0% during 2007 and 36.9% during 2006. The increase in our effective tax rate during 2008 as compared to 2007 and 2007 as compared to 2006 resulted primarily from increases in the effective state income tax rate.

Discontinued Operations

During 2008, we sold a 125-bed acute care hospital located in Pennsylvania and commenced divestiture considerations for the real property of our four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of damage sustained from Hurricane Katrina. The operating results and gain on divestiture for the facility located in Pennsylvania, as well as the hurricane insurance recoveries in excess of expenses recorded during 2006 in connection with our facilities located in Louisiana, are reflected as “Income/(loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Income for each period presented.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenues	$58,467	$67,887	$66,823
(Loss)/income before hurricane recoveries in excess of expenses, minority interests, gain on divestitures and income taxes	$(2,996)	$(398)	$1,371
Hurricane insurance recoveries in excess of expenses	—	—	167,229
Minority interests in earnings of consolidated entities	—	(13)	(8,762)
Gain on divestiture	13,413	—	—

Income/(loss) from discontinued operations, before income taxes	10,417	(411)	159,838
Income tax (expense)/benefit	(3,981)	156	(59,580)

Income/(loss) from discontinued operations, net of income taxes	$6,436	$(255)	$100,258

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

As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities. As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of December 31, 2008. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of December 31, 2008.

For the years of 1998 through 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation in February, 2002. As a result, although PHICO continued to be liable for claims on our behalf that were related to 1998 through 2001, we began paying the claims upon PHICO’s liquidation. Since that time, although we preserved our right to receive reimbursement from the PHICO estate, we were not previously able to assess the probability of collection or reasonably quantify our share of the liquidation proceeds. In January, 2009, a court order from the Commonwealth Court of Pennsylvania was executed in connection with the partial liquidation of the PHICO estate. As a result, during the fourth quarter of 2008, based upon our share of the undisputed and resolved claims made against the PHICO estate as of a specified date and as approved by the liquidator to the court, we recorded a $10 million reduction to our professional and general liability self-insured claims expense. Since we received these liquidation proceeds during the first quarter of 2009, the $10 million reimbursement from the PHICO estate is included in accounts receivable, net, as of December 31, 2008. We are also entitled to receive reimbursement from state guaranty funds for certain claims paid by us. Included in other assets was $1 million as of December 31, 2008 and $2 million as of December 31, 2007 related to estimated expected recoveries from various state guaranty funds in connection with payment of these claims.

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

Liquidity

Year ended December 31, 2008 as compared to December 31, 2007:

Net cash provided by operating activities

Net cash provided by operating activities was $463 million during 2008 as compared to $348 million during 2007. The net increase of $115 million, or 33%, was primarily attributable to the following:

•

a favorable net change of $49 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sales of businesses and assets and provision for settlements);

•	a favorable change of $35 million in accounts receivable;

•

an unfavorable change of $22 million in other receivables consisting of: (i) a $12 million unfavorable change in receivables recorded in connection with two construction management contracts pursuant to the terms of which we are building/built newly constructed acute care hospitals for an unrelated third party, and; (ii) a $10 million unfavorable change resulting from the receivable recorded during the fourth quarter of 2008 in connection with the proceeds received in 2009 from the liquidation of the PHICO estate, as discussed above;

•	a favorable change of $30 million in other working capital accounts due primarily to the timing of accrued payroll and accounts payable disbursements;

•

a favorable change of $26 million in other assets and deferred charges which included the receipt during 2008 of a previously outstanding $9 million deposit held by our pharmacy supply distributor and a $5 million reduction in the long-term receivables related to the construction management contracts mentioned above, and;

•	$3 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”):    Our DSO are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Without adjustment, our DSO were 46 days in 2008, 48 days in 2007 and 52 days in 2006. After adjusting our respective year-end accounts receivable balances for the items mentioned below, our adjusted DSO were 44 days in 2008, 48 days in 2007 and 47 days in 2006. Our adjusted DSO were calculated by reducing our respective year-end accounts receivable balances for the following: (i) the PHICO liquidation and construction management receivables as of December 31, 2008; (ii) the construction management receivables as of December 31, 2007, and; (iii) the construction management receivables and the $45 million of combined receivables related to the Texas upper payment limit and disproportionate share hospital receivables, which were paid to us during 2007, as of December 31, 2006.

Net cash used in investing activities

Net cash used in investing activities was $297 million during 2008 as compared to $450 million during 2007.

2008:

The $297 million of net cash used in investing activities during 2008 consisted of $355 million spent on capital expenditures, $82 million received from the sale of assets and businesses, $23 million spent on the acquisition of assets and businesses and $1 million of other combined net uses of cash.

2008 Capital Expenditures:

During 2008, we spent $355 million to finance capital expenditures, including the following:

•	construction costs related to the newly constructed Centennial Hills Hospital, a 165-bed acute care hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008;

•	construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened in 2010;

•	construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

•	construction costs related to a newly constructed 220-bed replacement acute care hospital in Denison, Texas that is scheduled to be completed and opened in 2010;

•

construction costs related to various other projects at certain of our acute care facilities including an emergency room and imaging expansion at Wellington Regional Medical Center located in Florida and expansion of the operating rooms at Valley Hospital Medical Center in Nevada;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2008 Divestiture of Assets and Businesses:

During 2008, we received $82 million from the divestiture of assets and businesses, including the following:

•	the sale of the assets and operations of Central Montgomery Medical Center, a 125-bed acute care facility located in Lansdale, Pennsylvania;

•	the sale of our ownership interest in a third-party provider of supply chain services, and;

•	the sale of certain real property assets.

2008 Acquisitions of Assets and Businesses:

During 2008, we spent $23 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 76-bed behavioral health care facility located in Lawrenceville, Georgia, and;

•	the acquisition of previously leased real property assets of a behavioral health facility located in Nevada;

Also during 2008, we spent a combined $2 million to purchase/repurchase minority ownership interests in two outpatient surgery centers. We also received $2 million of net settlement proceeds related to a prior year acquisition.

2007:

The $450 million of net cash used in investing activities during 2007 consisted of $340 million spent on capital expenditures, $102 million spent on the acquisition of businesses and real property, $15 million spent to purchase minority ownership interests in majority owned businesses and $7 million received for the sale of vacant property.

2007 Capital Expenditures:

During 2007, we spent $340 million to finance capital expenditures, including the following:

•	construction costs related to Centennial Hills Hospital;

•	construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which was completed and opened during the second quarter of 2007;

•	construction costs related to a newly constructed Palmdale Regional Medical Center;

•	construction costs related to the expansions at Southwest Healthcare System, Wellington Regional Medical Center and Valley Hospital Medical Center;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

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

Net cash provided by/used in financing activities

Net cash used in financing activities was $177 million during 2008 as compared to $102 million of net cash provided by financing activities during 2007.

2008:

The $177 million of net cash used in financing activities consisted of the following:

•	generated $150 million of net proceeds (net of financing costs) from the issuance of additional senior notes which have a 7.25% coupon rate and are scheduled to mature on June 30, 2016;

•

spent $167 million for debt repayments consisting primarily of repayments pursuant to our accounts receivable securitization program, revolving credit facility and short-term, on-demand credit facility;

•	spent $149 million to repurchase 3.27 million shares of our Class B Common Stock;

•	spent $16 million to pay an $.08 per share quarterly dividend;

•	received $2 million of capital contributions from minority members of joint-ventures, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2007:

The $102 million of net cash provided by financing activities consisted of the following:

•	generated $183 million of proceeds generated from borrowings pursuant to our accounts receivable securitization program;

•	spent $9 million for debt repayments, including net debt repayments pursuant to our revolving credit facility;

•	spent $74 million to repurchase 1.45 million shares of our Class B Common Stock;

•	spent $17 million to pay an $.08 per share quarterly dividend;

•	received $17 million of capital contributions from minority members consisting primarily of capital contributions received from a third-party for their share of costs related to Centennial Hills, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Year ended December 31, 2007 as compared to December 31, 2006:

Net cash provided by operating activities

Net cash provided by operating activities was $348 million during 2007 as compared to $169 million during 2006. The $179 million net increase was primarily attributable to the following:

•

a favorable net change of $23 million due primarily to: (i) a favorable $45 million change due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, accretion of discount on convertible debentures, gains on sales of assets and businesses, hurricane insurance recoveries and hurricane related expenses), and; (ii) an unfavorable $21 million change in accrued insurance expense, net of commercial premiums paid, resulting primarily from the previously mentioned $18 million reduction to our prior year reserves for professional and general liability self-insured claims recorded during 2007;

•

a favorable change of $74 million in accounts receivable, which includes: (i) the favorable change resulting from the collection during 2007 of $45 million of Texas upper payment limit and disproportionate share hospital receivables outstanding as of December 31, 2006; (ii) a favorable change of $18 million resulting from the collection during 2007 of Medicaid supplemental payment program escrow accounts for our Texas hospitals that were funded during 2006, and; (iii) $11 million of other combined favorable changes;

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

•	an unfavorable change of $45 million in other working capital accounts due primarily to the timing of certain accrued payroll and accounts payable disbursements;

•

a favorable change of $8 million in receivables recorded in connection with two construction management contracts pursuant to the terms of which we built/are building newly constructed acute care hospitals for an unrelated third party, and;

•	$2 million of other combined net unfavorable changes.

Hurricane insurance proceeds received:    During 2006, we reached an agreement with our insurance carrier to settle all claims related to damage sustained at our facilities located in Louisiana as a result of Hurricane Katrina. Including amounts collected from our other insurance carriers in 2005 and 2006, we received total insurance proceeds of $264 million ($189 million received during 2006 and $75 million received during 2005). We allocated the total insurance proceeds received to “investing activities” and “operating activities” on our consolidated statements of cash flows based upon the percentage of our total insurance claim that related to recovery of property losses and the recovery of all other losses. Of the $189 million of hurricane insurance proceeds received during 2006, $44 million is included in net cash provided by operating activities and the remaining $145 million is included in net cash provided by investing activities.

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

Net cash used in investing activities

Net cash used in investing activities was $450 million during 2007 as compared to $278 million during 2006. The factors contributing to the $450 million of net cash used in investing activities during 2007 are detailed above.

2006:

The $278 million of net cash used in investing activities during 2006 consisted of $341 million spent on capital expenditures and $82 million spent on the acquisition of businesses, less the $145 million of hurricane insurance proceeds received as a result of damage sustained from Hurricane Katrina, as discussed above:

2006 Capital Expenditures:

During 2006, we spent $341 million to finance capital expenditures, including the following:

•	construction costs related to Centennial Hills Hospital;

•	construction costs related to major renovation at our Manatee Memorial Hospital;

•	construction costs related to the newly constructed Palmdale Regional Medical Center;

•	construction costs related to the newly constructed 120-bed children’s facility in Edinburg, Texas which was completed and opened during 2006;

•	construction costs related to the newly constructed 134-bed replacement behavioral health facility in McAllen, Texas which was completed and opened during 2006;

•	construction costs related to the newly constructed 104-bed acute care hospital in Eagle Pass, Texas which was completed and opened during 2006;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2006 Acquisitions of Businesses:

During 2006, we spent $82 million on the acquisition of businesses, including the following:

•

the assets of two closed behavioral health care facilities located in Florida and Georgia which were/are being renovated and reopened/scheduled to be reopened either during 2008 (Florida) or during 2009 (Georgia);

•	acquisition of a 128-bed behavioral health facility in Utah;

•	acquisition of the assets of an 86-bed behavioral health facility in Colorado which was renovated and opened in 2007;

•	acquisition of a medical office building in Nevada, and;

•	acquisition of a 77-bed behavioral health care facility located in Kentucky.

Net cash provided by/used in financing activities

Net cash provided by financing activities was $102 million during 2007 as compared to $116 million during 2006. The factors contributing to the $102 million of net cash provided by financing activities during 2007 are detailed above.

2006:

The $116 million of net cash provided by financing activities consisted of the following:

•	generated $249 million of net proceeds (net of underwriting discount) from the issuance of $250 million of senior notes which have a 7.125% coupon rate and will mature on June 30, 2016;

•	generated $245 million of net proceeds from additional borrowings pursuant to our revolving credit facility and our short term, on-demand credit facility;

•

spent $35 million for repayments of debt consisting primarily of $31 million spent on the redemption of a portion of our outstanding convertible debentures that were due in 2020 prior to our exercise of our call option in June of 2006;

•	spent $350 million to repurchase approximately 6.5 million shares of our Class B Common Stock;

•	spent $17 million to pay quarterly cash dividends of $.08 per share;

•	received $17 million of capital contributions from a third-party minority member for their share of costs related to Centennial Hills, and;

•	generated $7 million of net cash from other financing activities.

2009 Expected Capital Expenditures:

During 2009, we expect to spend approximately $350 million to $400 million on capital expenditures, including approximately $220 million related to expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at December 31, 2008. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from $650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of December 31, 2008, we had $303 million of borrowings outstanding under our revolving credit agreement and $434 million of available borrowing capacity, net of $63 million of outstanding letters of credit. Outstanding borrowings pursuant to a short-term, on-demand credit facility which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. There were no borrowings outstanding under the short-term on-demand credit facility at December 31, 2008.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of December 31, 2008, we had $70 million of borrowings outstanding pursuant to this program and $130 million of available borrowing capacity.

On June 30, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued and additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to and trade interchangeably with, the Notes which were originally issued in June, 2006.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011. The interest on the senior notes is paid semiannually in arrears on May 15 and November 15 of each year. The senior notes can be redeemed in whole at any time and in part from time to time.

The average amounts outstanding during 2008, 2007 and 2006 under the revolving credit, demand notes and accounts receivable securitization program were $431 million, $435 million and $90 million, respectively, with corresponding effective interest rates of 3.9%, 6.0% and 6.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were $566 million in 2008, $531 million in 2007 and $352 million in 2006. The effective interest rate on our revolving credit, demand notes and accounts receivable securitization program, including the respective interest expense/income on designated interest rate swaps, was 4.4% in 2008, 5.9% in 2007 and 6.4% in 2006.

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

Our total debt as a percentage of total capitalization was 39% at December 31, 2008 and 40% at December 31, 2007.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2008. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The fair value of our long-term debt at December 31, 2008 and 2007 was approximately $924 million and $1.05 billion, respectively.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2008 totaled $79 million consisting of: (i) $63 million related to our self-insurance programs; (ii) $14 million related pending appeals of legal judgments, and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Obligations under operating leases for real property, real property master leases and equipment amount to $145 million as of December 31, 2008. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2011 and 2014. These leases contain up to four 5-year renewal options.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2008:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (a)	$999,369	$8,708	$579,338	$2,028	$409,295
Estimated future interest payments on debt outstanding as of December 31, 2008 (b)	284,880	58,150	97,920	57,200	71,610
Construction commitments (c)	179,945	158,099	21,846	—	—
Purchase and other obligations (d)	136,843	32,027	46,572	46,894	11,350
Operating leases (e)	145,356	40,258	62,452	28,726	13,920
Estimated future defined benefit pension plan and other retirement plan payments (f)	233,958	7,393	9,747	10,853	205,965

Total contractual cash obligations	$1,980,351	$304,635	$817,875	$145,701	$712,140

(a)	Includes capital lease obligations.
(b)	Assumes that all debt outstanding as of December 31, 2008, including borrowings under our revolving credit agreement and accounts receivable securitization program remain outstanding until the final maturity of the debt agreements at the same interest rates which were in effect as of December 31, 2008. We have the right to repay borrowings, upon short notice and without penalty, pursuant to the terms of the revolving credit agreement, demand note and accounts receivable securitization program.
(c)	Estimated cost to complete construction of: (i) a new 171-bed acute care facility located in Palmdale, California, and; (ii) a new 220-bed replacement acute care facility in Denison, Texas. We are required to build the facility in Palmdale, California pursuant to an agreement with a third-party. As of December 31, 2008, we have spent $137 million in connection with the construction of this facility which we expect to be completed and opened in 2010. In connection with our January, 2007 acquisition of certain assets of Texoma Healthcare System, we are committed to build a 220-bed replacement acute care facility in Denison, Texas within three years of the closing date. As of December 31, 2008, we have spent $27 million in connection with construction of this replacement facility. In addition to the projects mentioned above, we had various other projects under construction as of December 31, 2008 with estimated additional cost to complete and equip of approximately $220 million. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for the amounts contractually committed to a third-party.
(d)

Consists of: (i) a $125 million related to a long-term contract with a third-party to provide certain data processing services and laboratory information system and order management technology for our acute care facilities; (ii) a $10 million liability for physician commitments recorded in connection with the adoption of FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue

Guarantees Granted to a Business or Its Owners” (“FIN 45-3”), and; (iii) a $2 million commitment payable over a four-year period in connection with the William & Mary Funding. See Note 1 to the Consolidated Financial Statements for additional disclosure related to FIN 45-3.

(e)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2008 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(f)	Consists of $218 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2086), as disclosed in Note 10 to the Consolidated Financial Statements, and $16 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2008 was a $38 million liability recorded in connection with the non-contributory, defined benefit pension plan and an $11 million liability recorded in connection with the other retirement plan.

As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities and $230 million is included in other non-current liabilities. We exclude the $272 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please see Professional and General Liability Claims and Property Insurance above for additional disclosure related to our professional and general liability claims and reserves.

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

As of December 31, 2006, we had no U.S. dollar denominated interest rate swaps. During the second quarter of 2006, in connection with the issuance of the $250 million of senior notes (“Notes”) which have a 7.125% coupon rate and mature on June 30, 2016, we entered into T-Locks, with an aggregate notional amount of $250 million, to lock in the 10-year treasury rate underlying the bond issuance. These T-Locks, which were designated as cash flow hedges, were unwound during the second quarter of 2006 resulting in a $3 million cash payment to us which has been recorded in accumulated other comprehensive income (net of income taxes) and is being amortized over the life of the 10-year Notes.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2008. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates. The fair value of long-term debt was determined based on market prices quoted at December 31, 2008, for the same or similar debt issues.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,295	$2,080	$202,814	$985	$1,043	$403,995	$613,212
Average interest rates	7.0%	7.0%	7.0%	7.1%	7.1%	7.1%	7.1%
Variable rate:
Debt	$6,413	$994	$373,450	$—	$—	$5,300	$386,157
Average interest rates	3.6%	5.8%	2.8%	—	—	2.1%	2.8%
Interest rate swaps:
Notional amount	—	$25,000	$50,000	$75,000	—	—	$150,000
Average interest rates	—	4.9%	4.9%	4.8%	—	—	4.8%

As calculated based upon our variable rate debt outstanding as of December 31, 2008 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $2 million.

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

As of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008. See also “Executive Officers of the Registrant” appearing in Item I hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

ITEM 14.	Principal Accounting Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

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

4.3 Form of 6 3/4 % Notes due 2011, previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated November 13, 2001, is incorporated herein by reference.

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

4.7 Form of Note, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

4.8 Officers’ Certificate, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

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

10.3 Agreement, dated December 3, 2008, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.17* Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

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

10.34 Underwriting Agreement by and among Banc of America Securities LLC, as representative of the underwriters named in Schedule II, and Universal Health Services, Inc., dated May 29, 2008, previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

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

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ALAN B. MILLER Alan B. Miller	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 26, 2009

/s/ ROBERT H. HOTZ Robert H. Hotz	Director	February 26, 2009

/s/ JOHN H. HERRELL John H. Herrell	Director	February 26, 2009

/s/ JOHN F. WILLIAMS, JR., M.D. John F. Williams, Jr., M.D.	Director	February 26, 2009

/s/ LEATRICE DUCAT Leatrice Ducat	Director	February 26, 2009

/s/ RICK SANTORUM Rick Santorum	Director	February 26, 2009

/s/ MARC D. MILLER Marc D. Miller	Director and Senior Vice President	February 26, 2009

/s/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 26, 2009

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm on 2008 and 2007 Consolidated Financial Statements and Schedule and effectiveness of internal control over financial reporting	82
Report of Independent Registered Public Accounting Firm on 2006 Consolidated Financial Statements and Schedule	83
Consolidated Statements of Income for the three years ended December 31, 2008	84
Consolidated Balance Sheets as of December 31, 2008 and 2007	85
Consolidated Statements of Common Stockholders’ Equity for the three years ended December 31, 2008	86
Consolidated Statements of Cash Flows for the three years ended December 31, 2008	87
Notes to Consolidated Financial Statements	88
Supplemental Financial Statement Schedule II: Valuation and Qualifying Accounts	122

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Health Services, Inc.:

In our opinion, the 2008 and 2007 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Universal Health Services, Inc.:

We have audited the 2006 consolidated financial statements of Universal Health Services, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2006 consolidated financial statements, we also have audited the 2006 financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Universal Health Services, Inc. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations on January 1, 2006.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 28, 2007

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net revenues	$5,022,417	$4,683,150	$4,124,692
Operating charges:
Salaries, wages and benefits	2,133,181	2,004,995	1,765,162
Other operating expenses	1,044,278	982,614	921,836
Supplies expense	694,477	666,320	547,915
Provision for doubtful accounts	476,745	410,543	343,383
Depreciation and amortization	193,635	180,557	161,097
Lease and rental expense	69,882	67,867	63,574

	4,612,198	4,312,896	3,802,967

Income before interest expense, minority interests, hurricane insurance recoveries in excess of expenses and income taxes	410,219	370,254	321,725
Interest expense, net	53,207	51,626	32,558
Minority interests in earnings of consolidated entities	40,693	43,361	37,519
Hurricane insurance recoveries in excess of expenses	—	—	(770)

Income before income taxes	316,319	275,267	252,418
Provision for income taxes	123,378	104,625	93,218

Income from continuing operations	192,941	170,642	159,200
Income (loss) from discontinued operations, net of income tax (expense) benefit of ($4.0 million) during 2008, $156 during 2007 and ($59.6 million) during 2006	6,436	(255)	100,258

Net income	$199,377	$170,387	$259,458

Basic earnings (loss) per share:
From continuing operations	$3.81	$3.20	$2.92
From discontinued operations	0.13	(0.01)	1.84

Total basic earnings per share	$3.94	$3.19	$4.76

Diluted earnings per share:
From continuing operations	$3.80	$3.18	$2.83
From discontinued operations	0.13	—	1.73

Total diluted earnings per share	$3.93	$3.18	$4.56

Weighted average number of common shares—basic	50,611	53,381	54,557
Add: Shares for conversion of convertible debentures	—	—	3,117
Other share equivalents	165	188	234

Weighted average number of common shares and equivalents—diluted	50,776	53,569	57,908

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,460	$16,354
Accounts receivable, net	625,437	627,186
Supplies	76,043	72,399
Deferred income taxes	34,522	23,153
Other current assets	26,375	35,755
Assets of facilities held for sale	21,580	—

Total current assets	789,417	774,847

Property and Equipment
Land	214,531	221,983
Buildings and improvements	1,799,427	1,585,985
Equipment	917,408	853,763
Property under capital lease	40,880	38,584

	2,972,246	2,700,315
Accumulated depreciation	(1,255,682)	(1,112,415)

	1,716,564	1,587,900
Construction-in-progress	383,728	346,016

	2,100,292	1,933,916
Other assets:
Goodwill	732,937	750,395
Deferred charges	10,428	8,257
Other	109,388	141,242

	852,753	899,894

	$3,742,462	$3,608,657

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$8,708	$3,116
Accounts payable	192,078	175,222
Accrued liabilities
Compensation and related benefits	138,257	122,562
Interest	5,434	5,557
Taxes other than income	20,327	16,083
Other	185,912	165,171
Current federal and state income taxes	10,409	—

Total current liabilities	561,125	487,711

Other noncurrent liabilities	407,652	344,755
Minority interests	226,735	210,184
Long-term debt	990,661	1,008,786
Deferred income taxes	12,439	40,022
Commitments and contingencies
Common stockholders’ equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 3,328,404 shares in 2008 and 3,328,404 shares in 2007	33	33
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 45,757,910 shares in 2008 and 48,877,003 shares in 2007	458	489
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 335,800 shares in 2008 and 335,800 shares in 2007	3	3
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 22,269 shares in 2008 and 22,717 shares in 2007	—	—
Cumulative dividends	(91,921)	(75,771)
Retained earnings	1,666,973	1,599,326
Accumulated other comprehensive loss	(31,696)	(6,881)

	1,543,850	1,517,199

	$3,742,462	$3,608,657

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share data)

	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2006	$33	$503	$3	—	—	$(41,157)	$1,259,998	$(3,561)	$(10,721)	$1,205,098
Adjustment to initially adopt SFAS 158
(net of income tax effect of $1,526)	—	—	—	—	—	—	—	—	(2,569)	(2,569)
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	5	—	—	23,911	—	—	(18,274)	—	5,642
Repurchased	—	(65)	—	—	(314,832)	—	(35,475)	—	—	(350,372)
Amortization of deferred compensation	—	—	—	—	—	—	—	6,576	—	6,576
Conversion of convertible debentures to Class B Common Stock	—	59	—	—	283,552	—	—	—	—	283,611
Dividends paid ($.32 per share)	—	—	—	—	—	(17,445)	—		—	(17,445)
Stock option expense	—	—	—	—	7,369	—	—	—	—	7,369
Comprehensive income:
Net income	—	—	—	—	—	—	259,458	—	—	259,458
Net cash received for termination of derivative (net of amortization of $170 and income tax effect of $1,258)	—	—	—	—	—	—	—	—	1,965	1,965
Minimum pension liability (net of income tax effect of $1,855)	—	—	—	—	—	—	—	—	3,131	3,131

Subtotal—comprehensive income	—	—	—	—	—	—	259,458	—	5,096	264,554

Balance, January 1, 2007	33	502	3	—	—	(58,602)	1,483,981	(15,259)	(8,194)	1,402,464
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48)		—	—	—	—	—	11,832	—	—	11,832
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	2	—	—	—	—	4,521	—	—	4,523
Repurchased	—	(15)	—	—	—	—	(74,076)	—	—	(74,091)
Restricted share-based compensation expense	—	—	—	—	—	—	8,380	—	—	8,380
Dividends paid ($.32 per share)	—	—	—	—	—	(17,169)	—	—	—	(17,169)
Stock option expense	—	—	—	—	—	—	8,787	—	—	8,787
Reclassification of deferred compensation	—	—	—	—	—	—	(15,259)	15,259	—	—
After-tax gain on partial sale of subsidiary		—	—	—	—	—	773	—	—	773
Comprehensive income:
Net income	—	—	—	—	—	—	170,387	—	—	170,387
Amortization of terminated hedge (net of income tax effect of $189)	—	—	—	—	—	—	—	—	(147)	(147)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $1,672)	—	—	—	—	—	—	—	—	(2,754)	(2,754)
Minimum pension liability (net of income tax effect of $2,393)	—	—	—	—	—	—	—	—	4,214	4,214

Subtotal—comprehensive income	—	—	—	—	—	—	170,387	—	1,313	171,700

Balance, January 1, 2008	33	489	3	—	—	(75,771)	1,599,326	—	(6,881)	1,517,199
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	2	—	—	—	—	2,547	—	—	2,549
Repurchased	—	(33)	—	—	—	—	(149,371)	—	—	(149,404)
Restricted share-based compensation expense	—	—	—	—	—	—	4,678	—	—	4,678
Dividends paid ($.32 per share)	—	—	—	—	—	(16,150)	—	—	—	(16,150)
Stock option expense	—	—	—	—	—	—	10,416	—	—	10,416
Comprehensive income:
Net income	—	—	—	—	—	—	199,377	—	—	199,377
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $3,644)	—	—	—	—	—	—	—	—	(5,891)	(5,891)
Minimum pension liability (net of income tax effect of $11,572)	—	—	—	—	—	—	—	—	(18,708)	(18,708)

Subtotal—comprehensive income	—	—	—	—	—	—	199,377	—	(24,815)	174,562

Balance, December 31, 2008	$33	$458	$3	—	—	$(91,921)	$1,666,973	—	$(31,696)	$1,543,850

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$199,377	$170,387	$259,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	195,766	183,281	163,694
Accretion of discount on convertible debentures	—	—	6,364
Gains on sales of assets and businesses, net of losses	(21,464)	(3,722)	—
Provision for settlements	25,000		—
Hurricane related expenses	—	—	13,792
Hurricane insurance recoveries accrued	—	—	(181,791)
Hurricane insurance recoveries received for operating expenses	—	—	43,929
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	22,445	(13,050)	(87,328)
Construction management and other receivable	(20,693)	1,510	(6,224)
Accrued interest	(123)	2,143	796
Accrued and deferred income taxes	(3,483)	9,648	(111,438)
Other working capital accounts	3,878	(26,547)	18,090
Other assets and deferred charges	21,003	(4,700)	2,524
Payment of hurricane related expenses	—	—	(14,889)
Other	16,928	8,688	15,126
Minority interest in earnings of consolidated entities, net of distributions	9,614	10,334	15,536
Accrued insurance expense, net of commercial premiums paid	73,413	64,131	76,456
Payments made in settlement of self-insurance claims	(58,561)	(53,608)	(44,856)

Net cash provided by operating activities	463,100	348,495	169,239

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(354,537)	(339,813)	(341,140)

Proceeds received from sales of assets and businesses	82,062	6,818	—
Acquisition of assets and businesses	(23,481)	(101,792)	(81,800)
Hurricane insurance recoveries received	—	—	144,571

Purchase of minority ownership interests in majority owned businesses	(1,058)	(14,762)	—

Investment in joint-venture	(1,249)	—	—

Settlement proceeds received related to prior year acquisition, net of expenses	1,539	—	—

Net cash used in investing activities	(296,724)	(449,549)	(278,369)

Cash Flows from Financing Activities:
Additional borrowings	151,129	183,206	494,353
Reduction of long-term debt	(166,557)	(8,716)	(34,898)
Repurchase of common shares	(149,404)	(74,091)	(350,372)
Dividends paid	(16,150)	(17,169)	(17,445)
Issuance of common stock	2,354	2,264	5,637
Financing costs	(975)	(588)	(2,020)
Net cash received for termination of derivatives	—	—	3,393
Capital contributions from minority member	2,333	17,563	17,458

Net cash (used in) provided by financing activities	(177,270)	102,469	116,106

(Decrease) increase in cash and cash equivalents	(10,894)	1,415	6,976
Cash and cash equivalents, beginning of period	16,354	14,939	7,963

Cash and cash equivalents, end of period	$5,460	$16,354	$14,939

Supplemental Disclosures of Cash Flow Information:
Interest paid	$62,285	$58,567	$35,474

Income taxes paid, net of refunds	$130,379	$93,519	$263,465

Supplemental Disclosures of Noncash Investing and Financing Activities:
See Notes 2, 4 and 7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 26, 2009, we owned and/or operated or had under construction, 26 acute care hospitals (including 1 new facility currently being constructed) and 101 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 9 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74%, 74% and 75% of our consolidated net revenues in 2008, 2007 and 2006, respectively. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of 2008, 2007 and 2006. During each of 2008 and 2007, approximately 1% of our consolidated net revenues were recorded in connection with two construction management contracts pursuant to the terms of which we: (i) built a newly constructed acute care hospital for an unrelated third party that was completed during the first quarter of 2008, and; (ii) are building a newly constructed acute care hospital for an unrelated party that is scheduled to be completed during the fourth quarter of 2009.

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

B) Revenue Recognition:    We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 36%, 37% and 38% of our net patient revenues during 2008, 2007 and 2006, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 46%, 44% and 41% of our net patient revenues during 2008, 2007 and 2006, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2008 or 2007 and favorably impacted our 2006 after-tax operating results by $5 million ($8 million pre-tax).

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above and data related to an acute care facility that is reflected as discontinued operations) $614 million, $562 million and $443 million during 2008, 2007 and 2006, respectively.

C) Provision for Doubtful Accounts:    Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectibility of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent at least two statements followed by a series of collection letters. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $83 million as of December 31, 2008 and $81million as of December 31, 2007 (including additional charity care reserves of $13 million established during each of 2008 and 2007).

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2008 and December 31, 2007, accounts receivable are recorded net of allowance for doubtful accounts of $163 million and $121 million, respectively.

D) Concentration of Revenues:    Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 22% in 2008, 21% in 2007 and 21% in 2006, of our consolidated net revenues. Our facilities in the McAllen/Edinburg, Texas market (consisting of three acute care facilities, a children’s hospital and a behavioral health facility) contributed, on a combined basis, 7% in 2008, 7% in 2007 and 8% in 2006, of our consolidated net revenues.

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

We capitalize interest expense on major construction projects while in progress. During 2008, 2007 and 2006, we capitalized interest on major construction projects amounting to $7.9 million, $9.2 million and $3.4 million, respectively.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $176.1 million during 2008, $159.8 million during 2007 and $144.4 million during 2006.

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

H) Goodwill:    Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2008 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2008 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2007	$394,601	$325,390	$719,991
Goodwill acquired during the period	22,757	11,325	34,082
Adjustments to goodwill (a)	—	(3,678)	(3,678)

Balance, January 1, 2008	417,358	333,037	750,395
Goodwill acquired during the period	—	10,989	10,989
Goodwill divested during the period	(14,534)	—	(14,534)
Adjustments to goodwill (b)	(11,778)	(2,135)	(13,913)

Balance, December 31, 2008	$391,046	$341,891	$732,937

(a)	Consists primarily of adjustments to prior year purchase price allocations.
(b)	The reduction to the Acute Care Services’ goodwill consists primarily of a reclassification to “assets of facilities held for sale” and represents the goodwill attributable to four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of Hurricane Katrina. The reduction to Behavioral Health Services’ goodwill consists primarily of the recording of net settlement proceeds received during 2008 related to a prior year acquisition.

I) Other Assets:    Other assets consist primarily of amounts related to: (i) prepaid fees for various software and other applications used by our hospitals; (ii) deposits; (iii) investments in various businesses, including Universal Health Realty Income Trust; (iv) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (v) the estimated future payments related to physician-related contractual commitments, recorded pursuant to Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, as discussed below; (vi) estimates of expected recoveries from various state guaranty funds in connection with PHICO related professional and general liability claims payments, and; (vii) other miscellaneous assets. As of December 31, 2008 and 2007, other intangible assets, net of accumulated amortization, were not material.

J) Physician Guarantees and Commitments:    In November, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. We adopted FIN 45-3 on January 1, 2006. As of December 31, 2008, our accrued liabilities-other, and our other assets include $10 million of estimated future payments related to physician-related contractual commitments entered into since the adoption of FIN 45.3. Pursuant to contractual guarantees outstanding as of December 31, 2008 that are applicable to future years, we have $14 million of potential future financial obligations of which $12 million are potential obligations during 2009 and $2 million are potential obligations during 2010 and later.

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

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. During 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $2 million due to tax positions taken in the current and prior years. Also during 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. During 2007, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statue of limitations and the conclusions of income tax audits of varying taxing authorities resulting in a net income tax benefit of approximately $2 million. Our tax returns have been examined by the Internal Revenue Service (IRS) through the year ended December 31, 2002. The IRS has recently commenced an audit for the tax year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

Effective January 1, 2007, we adopted the provisions of FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount at implementation that would favorably affect the effective tax rate and provision for income taxes was approximately $4 million, approximately $3 million of which was recorded during 2007. The balance at December 31, 2008 and 2007, if subsequently recognized, that would favorably affect the effective tax rate and provision for income taxes is approximately $2 million and $1 million, respectively.

M) Other Noncurrent Liabilities:    Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves and pension liability.

N) Minority Interest:    As of December 31, 2008 and 2007, the minority interest liability of $227 million and $210 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C, and; (iii) an outside ownership interest of approximately 11% in an acute care facility located in Laredo, Texas.

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

Q) Stock-Based Compensation:    At December 31, 2008, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R (“123R”) and related interpretations and began expensing the grant-date fair value of stock options and other equity-based compensation. 123R also generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2008, 2007 and 2006, there were no net excess tax benefits generated.

R) Earnings per Share:    Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2008	2007	2006
Basic:
Income from continuing operations	$192,941	$170,642	$159,200
Less: Dividends on unvested restricted stock, net of taxes	(49)	(79)	(89)

Income from continuing operations—basic	$192,892	$170,563	$159,111
Income/(loss) from discontinued operations, net of taxes	6,436	(255)	100,258

Net income—basic	$199,328	$170,308	$259,369

Weighted average number of common shares—basic	50,611	53,381	54,557
Basic earnings per share:
From continuing operations	$3.81	$3.20	$2.92
From discontinued operations	0.13	(0.01)	1.84

Total basic earnings per share	$3.94	$3.19	$4.76

Diluted:
Income from continuing operations	$192,941	$170,642	$159,200
Less: Dividends on unvested restricted stock, net of taxes	(49)	(79)	(89)
Add: Debenture interest, net of taxes	—	—	4,887

Income from continuing operations—diluted	$192,892	$170,563	$163,998
Income/(loss) from discontinued operations, net of taxes	6,436	(255)	100,258

Net income—diluted	$199,328	$170,308	$264,256

Weighted average number of common shares	50,611	53,381	54,557
Assumed conversion of discounted convertible debentures	—	—	3,117
Net effect of dilutive stock options and grants based on the treasury stock method	165	188	234

Weighted average number of common shares and equivalents—diluted	50,776	53,569	57,908

Diluted earnings per share:
From continuing operations	$3.80	$3.18	$2.83
From discontinued operations	0.13	—	1.73

Total diluted earnings per share	$3.93	$3.18	$4.56

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be Level 3 in the fair value hierarchy. The fair value of our interest rate swaps was a liability of $14 million at December 31, 2008.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities:    In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect that the adoption of this FSP, effective January 1, 2009, will have a material impact on our results of operations or financial position.

2)	ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2008:

2008 Acquisitions of Assets and Businesses:

During 2008, we spent $23 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 76-bed behavioral health facility located in Lawrenceville, Georgia, and;

•	the acquisition of previously leased real property assets of a behavioral health facility located in Nevada.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$(1,000)
Property, plant & equipment	13,000
Goodwill	11,000

Cash paid in 2008 for acquisitions	$23,000

Goodwill of the facilities acquired during each of the last there years is computed, pursuant to the residual method, by deducting the fair value of the acquired assets and liabilities from the total purchase price. The factors that contribute to the recognition of goodwill, which may also influence the purchase price, include the following for each of the acquired facilities: (i) the historical cash flows and income levels; (ii) the reputations in their respective markets; (iii) the nature of the respective operations, and; (iv) the future cash flows and income growth projections.

Assuming the acquisition of the behavioral health facility located in Georgia occurred on January 1, 2008, the pro forma effect on our 2008 net revenues, income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial. Assuming the acquisition occurred on January 1, 2007, the pro forma effect on our 2007 net revenues, income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial.

Also during 2008, we spent a combined $2 million to purchase/repurchase minority ownership interests in two outpatient surgery centers. We also received $2 million of net settlement proceeds related to a prior year acquisition.

2008 Divestiture of Assets and Businesses:

During 2008, we received $82 million from the divestiture of assets and businesses, including the following:

•	the sale of the assets and operations of Central Montgomery Medical Center, a 125-bed acute care facility located in Lansdale, Pennsylvania;

•	the sale of our ownership interest in a third-party provider of supply chain services, and;

•	the sale of our ownership interest in an outpatient surgery center and certain other real property assets.

The operating results and gain on divestiture of Central Montgomery Medical Center are reflected as “Income/(loss) from discontinued operations, net of income taxes”, on the Consolidated Statements of Income for each period presented. Also during 2008, we commenced divestiture considerations for the real property of our four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of damage sustained from Hurricane Katrina. The hurricane insurance recoveries in excess of expenses recorded during 2006 in connection with these facilities located in Louisiana, are reflected as “Income/(loss) from discontinued operations, net of income taxes” in the Consolidated Statements of Income for each period presented. See Note 13-Impact of Hurricane Katrina for additional disclosure.

The following table shows the results of operations, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Net revenues	$58,467	$67,887	$66,823
(Loss)/income before hurricane recoveries in excess of expenses, minority interests, gain on divestitures and income taxes	$(2,996)	$(398)	$1,371
Hurricane insurance recoveries in excess of expenses	—	—	167,229
Minority interests in earnings of consolidated entities	—	(13)	(8,762)
Gain on divestiture	13,413	—	—

Income/(loss) from discontinued operations, before income taxes	10,417	(411)	159,838
Income tax (expense)/benefit	(3,981)	156	(59,580)

Income/(loss) from discontinued operations, net of income taxes	$6,436	$(255)	$100,258

In addition, our 2008 income from continuing operations includes a combined pre-tax gain of $8 million from the sale of our ownership interest in a third-party provider of supply chain services and the sale our ownership interest in an outpatient surgery center and certain other real property assets.

Year ended December 31, 2007:

2007 Acquisitions of Assets and Businesses:

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

In connection with our January, 2007 acquisition of certain assets of Texoma Healthcare System located in Denison, Texas, including the 153-bed acute-care hospital, we are committed to build a 220-bed replacement facility within three years of the closing date. As of December 31, 2008, we have spent $27 million in connection with construction of this replacement facility which we expect to cost approximately $136 million.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$15,000
Property, plant & equipment	76,000
Goodwill	34,000
Other assets	1,000
Debt	(15,000)
Other liabilities	(1,000)
Minority interests	(8,000)

Cash paid in 2007 for acquisitions	$102,000

Assuming all these acquisitions occurred on January 1, 2007, our 2007 pro forma net revenues would have been approximately $4.70 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial. Assuming these acquisitions occurred on January 1, 2006, our 2006 pro forma net revenues would have been approximately $4.30 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial.

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

2007 Divestiture of Assets:

During 2007, we received $7 million of combined cash proceeds in connection with the sale of vacant property located in Texas and Kentucky.

Year ended December 31, 2006:

2006 Acquisitions of Assets and Businesses:

During 2006, we spent approximately $82 million on the acquisition of assets and/or businesses, including the following:

•

the assets of two closed behavioral health care facilities located in Florida and Georgia which were/are being renovated and reopened/scheduled to be reopened either during 2008 (Florida) or during 2009 (Georgia);

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

Assuming these acquisitions occurred on January 1, 2006, our 2006 pro forma net revenues would have been approximately $4.13 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income and net income per basic and diluted share was immaterial.

3)    FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2008, 2007 and 2006, we had no fair value hedges outstanding.

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

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010. As of December 31, 2006, there were no interest rate swaps outstanding.

4)    LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2008	2007
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $8,502 in 2008 and $6,513 in 2007) and term loans with varying maturities through 2019; weighted average interest at 5.3 % in 2008 and 6.7% in 2007 (see Note 7 regarding capitalized leases)	$18,988	$19,205
Revolving credit and demand notes	303,300	348,200
Revenue bonds, interest at floating rates of .8% and 3.4% at December 31, 2008 and 2007, respectively, with varying maturities through 2015	5,300	10,200
Accounts receivable securitization program	70,000	183,100
6.75% Senior Notes due 2011, net of the unamortized discount of $29 in 2008 and $40 in 2007, and fair market value adjustment of $1,778 in 2008 and $2,388 in 2007.	201,749	202,348
7.125% Senior Notes due 2016, including unamortized net premium of $32 in 2008 and net of unamortized discount of $1,151 in 2007	400,032	248,849

	999,369	1,011,902
Less-Amounts due within one year	(8,708)	(3,116)

	$990,661	$1,008,786

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. In April, 2007, the Credit Agreement was amended to increase commitments from $650 million to $800 million. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2008, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of December 31, 2008, we had $303 million of borrowings outstanding under our revolving credit agreement and $434 million of available borrowing capacity, net of $63 million of outstanding letters of credit. Outstanding borrowings pursuant to a short-term, on-demand credit facility which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. There were no borrowings outstanding under the short-term on-demand credit facility at December 31, 2008.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of December 31, 2008, we had $70 million of borrowings outstanding pursuant to this program and $130 million of available borrowing capacity.

On June 30, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued and additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to and trade interchangeably with, the Notes which were originally issued in June, 2006.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011. The interest on the senior notes is paid semiannually in arrears on May 15 and November 15 of each year. The senior notes can be redeemed in whole at any time and in part from time to time.

The average amounts outstanding during 2008, 2007 and 2006 under the revolving credit, demand notes and accounts receivable securitization program were $431 million, $435 million and $90 million, respectively, with corresponding effective interest rates of 3.9%, 6.0% and 6.4% including commitment and facility fees. The maximum amounts outstanding at any month-end were $566 million in 2008, $531 million in 2007 and $352 million in 2006. The effective interest rate on our revolving credit, demand notes and accounts receivable securitization program, including the respective interest expense/income on designated interest rate swaps, was 4.4% in 2008, 5.9% in 2007 and 6.4% in 2006.

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

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2008.

The fair value of our long-term debt at December 31, 2008 and 2007 was approximately $924 million and $1.05 billion, respectively.

Aggregate maturities follow:

(000s)
2009	$8,708
2010	3,073
2011	576,265
2012	985
2013	1,043
Later	409,295

Total	$999,369

5)    COMMON STOCK

Dividends

Cash dividends of $.32 per share ($16.2 million in the aggregate) were declared and paid during 2008, $.32 per share ($17.2 million in the aggregate) were declared and paid during 2007 and $.32 per share ($17.4 million in the aggregate) were declared and paid during 2006.

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 21.5 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase program. The following schedule provides information related to our stock repurchase program for each of the three years ended December 31, 2008:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2006							3,603,320
2006	5,000,000	6,536,240	$0.01	6,527,155	$53.68	$350,372	2,076,165
2007	5,000,000	1,462,537	$0.01	1,451,073	$51.06	$74,091	5,625,092
2008	—	3,293,568	$0.01	3,268,318	$45.71	$149,404	2,356,774

Total for three year period ended December 31, 2008	10,000,000	11,292,345	$0.01	11,246,546	$51.03	$573,867

(a.)	Includes 9,085, 11,464 and 25,250 restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan during 2006, 2007 and 2008, respectively.

Stock-based Compensation Plans

At December 31, 2008, we have a number of stock-based employee compensation plans. Effective January 1, 2006, we adopted SFAS No. 123R (“123R”) and related interpretations and began expensing the grant-date fair value of stock options and other equity-based compensation. 123R also generally requires that a company account for these transactions using the fair-value based method and eliminates a company’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.

Compensation costs related to outstanding stock options were recognized as follows: (i) a pre-tax charge of $10.4 million ($6.4 million after-tax) or $.13 per diluted share during 2008; (ii) a pre-tax charge of $8.8 million ($5.5 million after-tax) or $.10 per diluted share during 2007, and; (iii) a pre-tax charge of $7.4 million ($4.6 million after-tax) or $.08 per diluted share during 2006. In addition, during the years ended 2008, 2007 and 2006, compensation costs of $3.4 million ($2.1 million after-tax), $7.8 million ($4.8 million after-tax) and $6.1 million ($3.8 million after-tax), respectively, were recognized related to restricted stock.

We adopted the 2005 Stock Incentive Plan, as amended in 2008, (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of seven million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 1,445,000, 1,266,500 and 948,250 stock options, net of cancellations, granted during 2008, 2007 and 2006, respectively. The per option weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $6.13, $9.39 and $16.07, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

Compensation cost related to stock options is recognized under the straight-line method over the stated vesting period of the award. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions derived from averaging the number of options granted during the most recent five-year period that were granted or have vestings after January 1, 2006. The 2006 weighted-average assumptions were based upon twenty-four option grants and each of the 2007 and 2008 weighted-average assumptions were based upon twenty-two option grants.

Year Ended December 31,	2008	2007	2006
Volatility	28%	31%	39%
Interest rate	3%	4%	4%
Expected life (years)	3.6	3.7	3.9
Forfeiture rate	10%	6%	6%
Dividend yield	0.7%	0.6%	0.5%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2006	1,506,325	$46.39	$54.88 - $37.82
Granted	1,159,000	$58.17	$58.52 - $50.65
Exercised	(265,900)	$41.51	$52.12 - $37.82
Cancelled	(140,375)	$49.28	$58.52 - $38.50
Balance, January 1, 2007	2,259,050	$52.83	$58.52 - $38.50
Granted	1,349,500	$49.17	$59.78 - $48.89
Exercised	(230,525)	$43.07	$54.88 - $38.50
Cancelled	(197,550)	$54.56	$58.52 - $45.14
Balance, January 1, 2008	3,180,475	$51.88	$59.78 - $38.50
Granted	1,445,000	$32.99	$63.40 - $32.44
Exercised	(380,337)	$49.51	$59.78 - $38.50
Cancelled	(186,975)	$52.44	$58.52 - $45.14
Balance, December 31, 2008	4,058,163	$45.35	$63.40 - $32.44
Outstanding options vested and exercisable as of December 31, 2008	1,025,250	$52.76	$59.78 - $43.08

The following table provides information about unvested options for the year December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2008	2,508,825	$12.49
Granted	1,445,000	$6.13
Vested	(751,562)	$13.27
Cancelled	(169,350)	$12.60

Unvested options as of December 31, 2008	3,032,913	$9.26

The following table provides information about all outstanding options, and exercisable options, at December 31, 2008:

	Options Outstanding	Options Exercisable
Number	4,058,163	1,025,250
Weighted average exercise price	$45.35	$52.76
Aggregate intrinsic value as of December 31, 2008	$7,238,430	$—
Weighted average remaining contractual life	3.7	2.6

The total in-the-money value of all stock options exercised during the year ended December 31, 2008 was $4.7 million.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2008 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$32.44 – $43.48	1,423,800	$32.54	4.9	12,800	$43.39	1,273,710	$32.44
$47.80 – $52.12	1,731,238	49.01	3.2	596,575	48.96	1,024,260	49.03
$56.26 – $63.40	903,125	58.53	2.7	415,875	58.49	439,841	58.56

Total	4,058,163	$45.35	3.7	1,025,250	$52.76	2,737,811	$42.84

a.	Assumes a weighted average forfeiture rate of 9.7%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) a Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 58,957, 42,094 and 47,975 shares issued pursuant to the Employee Stock Purchase Plan during 2008, 2007 and 2006, respectively. Compensation expense recorded in connection with this plan was $328,000, $320,000 and $259,000 during 2008, 2007 and 2006, respectively.

We have reserved 2.2 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 652,000 shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2008, of which 148,200 became fully vested during 2008, 194,064 became fully vested during 2007 and 103,143 became fully vested during 2006.

During the first quarter of 2008, pursuant to the 2001 Plan, the Compensation Committee of the Board of Directors (the “Committee”) approved the issuance of 31,095 restricted shares of our Class B Common Stock at $48.24 per share ($1.5 million in the aggregate) to our Chief Executive Officer (“CEO”) and Chairman of the Board. These shares, which were issued pursuant to a provision in our CEO’s employment agreement, are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated by reason of disability, death, without proper cause or due to breach of the CEO’s employment agreement by us, the vesting of these awards will occur immediately. In connection with this grant, we recorded compensation expense of $360,000 during 2008 and the remaining expense associated with this award (estimated at $1.1 million as of December 31, 2008) will be recorded over the remaining vesting periods of the award.

During the fourth quarter of 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 30,681 restricted shares of our Class B Common Stock at $48.89 per share ($1.5 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2008. 7,670 of these shares became fully vested in 2008. In connection with this grant, we recorded compensation expense of $375,000 during 2008 and $42,000 during 2007 and the remaining expense associated with this award (estimated at $1.1 million as of December 31, 2008) will be recorded over the remaining vesting periods of the award.

Additionally, during 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 11,125 restricted shares of our Class B Common stock at a weighted average of $59.24 per share ($659,000 in the aggregate) to various employees. These shares have various vesting schedules. We recorded compensation expense of $135,000 during 2008 and $93,000 during 2007 in connection with these grants and the remaining expense associated with these awards (estimated at $430,000 as of December 31, 2008) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

During the fourth quarter of 2006, pursuant to the 2001 Plan, the Committee approved the issuance of 133,500 restricted shares (net of cancellations) of our Class B Common Stock at $51.42 per share ($6.9 million in the aggregate) to various officers and employees. These shares are scheduled to vest in November, 2010. In connection with this grant, we recorded compensation expense of $1.4 million during 2008, $2.0 million during 2007 and $270,000 during 2006 and the remaining expense associated with this award (estimated at $3.2 million as of December 31, 2008) will be recorded over the remaining vesting periods of the award, assuming the recipients remain employed by us.

In March 2006, the Committee approved the issuance of 200,000 restricted shares of our Class B Common Stock at $48.05 per share ($9.6 million in the aggregate) to our CEO, pursuant to the 2001 Plan. Subject to the achievement of a specified earnings per share from continuing operations during 2006, as defined, 50% of the shares of restricted stock were scheduled to vest on each of March 15, 2007 and March 15, 2008, if our CEO remains employed by us through each applicable vesting date. The specified earnings per share from continuing operations threshold was achieved during 2006, and therefore 100,000 of these restricted shares became fully vested during March, 2007 and the remaining 100,000 shares of these restricted stock became fully vested during March, 2008. In connection with this grant, we recorded compensation expense of $1.0 million during 2008, $4.8 million during 2007 and $3.8 million during 2006.

In March 2005, our CEO was granted 319,340 restricted shares of our Class B Common Stock, pursuant to the 2001 Plan, which were scheduled to vest ratably on the first, second and third anniversary dates of the award, subject to the satisfaction of certain performance criteria. 200,000 of the restricted shares were subject to forfeiture in the event the Company did not achieve specified earnings per share from continuing operations for 2005, and the remaining 119,340 restricted shares were subject to forfeiture in the event that the Company did not achieve a specified return of capital for 2005. 200,000 shares of restricted stock were forfeited in March, 2006 as a result of the Company’s failure to achieve the 2005 earnings per share from continuing operations target required under the terms of the original grant of restricted stock. The Company did achieve the specified return of capital threshold during 2005 and, therefore, in March 2008, 2007 and 2006, 39,780 shares (in each year), of the 119,340 shares of restricted stock vested. During 2008, 2007 and 2006, compensation expense of $125,000, $800,000 and $1.9 million, respectively, associated with the 119,340 restricted shares has been recorded.

At December 31, 2008, 12,394,341 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $3.7 million in 2008, $8.1 million in 2007 and $6.4 million in 2006. Including the stock option related compensation expense recorded pursuant to 123R, of $10.4 million in 2008, $8.8 million in 2007 and $7.4 million in 2006, we recorded total stock compensation expense of $14.1 million in 2008, $16.9 million in 2007 and $13.8 million in 2006.

6)    INCOME TAXES

Components of income tax expense/(benefit) from continuing operations are as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006
Current
Federal	$126,222	$89,946	$106,400
Foreign	—	—	(2,900)
State	22,230	12,769	11,100

	$148,452	$102,715	$114,600
Deferred
Federal and foreign	(22,814)	4,633	(18,151)
State	(2,260)	(2,723)	(3,231)

	(25,074)	1,910	(21,382)

Total	$123,378	$104,625	$93,218

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

	Year Ended December 31,
	2008	2007
Deferred income tax assets:
Self-insurance reserves	$118,836	$112,412
Compensation accruals	27,279	27,848
Other deferred tax assets	81,308	42,546

	$227,423	$182,806
Less: Valuation Allowance	$(29,788)	$(24,979)

Net deferred income tax assets:	$197,635	$157,827
Deferred income tax liabilities:
Doubtful accounts and other reserves	$(18,875)	$(18,162)
Depreciable and amortizable assets	(156,677)	(156,534)

Net deferred income tax assets ( liabilities)	$22,083	$(16,869)

A reconciliation between the federal statutory rate and the effective tax rate on continuing operations is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.1	2.3	2.0
Other items	(0.1)	0.7	(0.1)

Effective tax rate	39.0%	38.0%	36.9%

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2008	2007
Current deferred taxes
Assets	$51,460	$40,835
Liabilities	(16,938)	(17,682)

Total deferred taxes-current	$34,522	$23,153

Noncurrent deferred taxes
Assets	$146,174	$116,992
Liabilities	(158,613)	(157,014)

Total deferred taxes-noncurrent	(12,439)	(40,022)

Total deferred tax assets (liabilities)	$22,083	$(16,869)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2008, state net operating loss carryforwards (expiring in years 2009 through 2028), and credit carryforwards available to offset future taxable income approximated $438 million, representing approximately $25.4 million in deferred state tax benefit (net of the federal benefit).

Under SFAS 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized, therefore, valuation allowances of $29.8 million and $25.0 million have been reflected as of December 31, 2008 and 2007, respectively. During 2008, the valuation allowance on these state tax benefits increased by $4.8 million.

We have reflected a tax benefit of $2.9 million in the year ended December 31, 2006 for reductions to our tax exposure reserves due to the expiration of the statute of limitations in a foreign jurisdiction.

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

We adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized a $12 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase to the January 1, 2007 balance of retained earnings of approximately $12 million. As of January 1, 2007, after the implementation of FIN 48, our unrecognized tax benefits were approximately $6 million. The amount at implementation, that would favorably affect the effective tax rate and provision for income taxes was approximately $4 million, approximately $3 million of which was recorded during 2007. The balance as of December 31, 2008 and 2007, if subsequently recognized, that would favorably affect the effective tax rate and provision for income taxes is approximately $2 and $1 million, respectively.

During 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $2 million due to tax positions taken in the current and prior years. Also during 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. During 2007, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statue of limitations and the conclusions of income tax audits of varying taxing authorities resulting in a net income tax benefit of approximately $2 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2008 and 2007, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2005 and subsequent years. The IRS has recently commenced an audit for the tax year ended December 31, 2006. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months however it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the year ended December 31, 2008 and 2007 is a follows (amounts in thousands).

	Year Ended December 31,
	2008	2007
Balance at January 1,	$2,450	$6,180
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in the prior years	1,641	375
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in the current year	750	—
Amount of decrease in unrecognized tax benefits as a result of settlement	—	(906)
Amount of decrease in unrecognized tax benefits as a lapse in statute	(1,082)	(3,199)

Balance at December 31,	$3,759	$2,450

7)	LEASE COMMITMENTS

Certain of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2011 through 2014 (see Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows (amounts in thousands):

	Year Ended December 31,
	2008	2007
Land, buildings and equipment	$40,880	$38,584
Less: accumulated amortization	(37,363)	(35,446)

	$3,517	$3,138

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2008, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2009	$2,498	$40,258
2010	2,206	32,870
2011	1,115	29,582
2012	981	15,971
2013	981	12,755
Later Years	4,494	13,920

Total minimum rental	$12,275	$145,356

Less: Amount representing interest	(3,773)

Present value of minimum rental commitments	8,502
Less: Current portion of capital lease obligations	(2,045)

Long-term portion of capital lease obligations	$6,457

In the ordinary course of business, our facilities routinely lease equipment pursuant to month-to-month lease arrangements that will likely result in future lease & rental expense in excess of the amounts indicated above. Capital lease obligations of $3.4 million in 2008, $6.8 million in 2007 and $100,000 in 2006 were incurred when we assumed capital lease obligations upon the acquisition of facilities or entered into capital leases for new equipment.

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

As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities. As of December 31, 2007, the total accrual for our professional and general liability claims was $258 million ($256 million net of expected recoveries from state guaranty funds), of which $32 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of December 31, 2008. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of December 31, 2008.

For the years of 1998 through 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation in February, 2002. As a result, although PHICO continued to be liable for claims on our behalf that were related to 1998 through 2001, we began paying the claims upon PHICO’s liquidation. Since that time, although we preserved our right to receive reimbursement from the PHICO estate, we were not previously able to assess the probability of collection or reasonably quantify our share of the liquidation proceeds. In January, 2009, a court order from the Commonwealth Court of Pennsylvania was executed in connection with the partial liquidation of the PHICO estate. As a result, during the fourth quarter of 2008, based upon our share of the undisputed and resolved claims made against the PHICO estate as of a specified date and as approved by the liquidator to the court, we recorded a $10 million reduction to our professional and general liability self-insured claims expense. Since we received these liquidation proceeds during the first quarter of 2009, the $10 million reimbursement from the PHICO estate is included in accounts receivable, net, as of December 31, 2008. We are also entitled to receive reimbursement from state guaranty funds for certain claims paid by us. Included in other assets was $1 million as of December 31, 2008 and $2 million as of December 31, 2007 related to estimated expected recoveries from various state guaranty funds in connection with payment of these claims.

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

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. Our representatives have been advised that the Civil Division of the U.S. Attorney’s office in Houston, Texas is continuing its investigation in connection with the civil subpoena dated November 21, 2005 issued by the OIG. Our legal representatives continue to meet with representatives of the Civil Division to discuss the status of this matter. We understand that, based on those discussions and its investigations to date, the government is focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We are cooperating with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter. However, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. Should we be unable to ultimately reach a settlement, we are unable at this time to determine the extent of the total financial and/or other exposure to us in connection with this matter

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

In late September, 2008, the Centers for Medicare and Medicaid Services (“CMS”) issued a decision to terminate the participation in the Medicare program of Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our affiliates in Kansas City. This decision was issued after state surveyors found Two Rivers to be allegedly out of compliance with the conditions of participation required for the Medicare program. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri against the Secretary, U.S. Department of Health and Human Services, seeking a temporary restraining order and preliminary injunction against CMS’ proceeding with the termination. The Court issued a temporary restraining order in favor of Two Rivers, preventing CMS from terminating Two Rivers from the Medicare program and referring the case to a magistrate judge for a settlement conference prior to a hearing on the preliminary injunction motion. On December 12, 2008, CMS and Two Rivers entered into a settlement agreement under which CMS rescinded its termination action and Two Rivers withdrew the administrative appeal and stipulated to a dismissal of the federal court action. The settlement agreement provides, among other terms, that Two Rivers would retain a monitor for six months to: (a) evaluate Two Rivers’ systems for compliance with the Medicare conditions of participation; (b) make recommendations to Two Rivers based on the evaluation; (c) provide monthly reports to CMS and Two Rivers; and (d) notify CMS if conditions at Two Rivers present a serious threat to patient safety, health or welfare. The settlement agreement also provides that CMS and the Missouri state survey agency will resurvey Two Rivers on or before six and at twelve months after monitoring is initiated. Although Two Rivers is no longer being terminated by CMS from participation in the Medicare program, there is no assurance that during or after the monitoring period a new termination action would not be initiated by CMS should Two Rivers be found to be out of compliance with conditions of participation in Medicare, which could have a material adverse effect on us.

Investigation of Virginia Behavioral Health Facilities:

In late 2007 and again recently, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued subpoenas to two of our facilities, Marion Youth Center and Mountain Youth Academy, seeking documents related to the treatment of Medicaid beneficiaries at the facilities. We believe that the OIG is investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided.

On August 4, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. We believe the Office of Attorney General is investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

In response to these subpoenas, we have been producing the requested documents on a rolling basis and we are cooperating with the investigations in all respects. We also have met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division to discuss a possible resolution of this matter. There is no assurance that we will be able to satisfactorily negotiate a resolution to this issue. At this time we are unable to evaluate the extent of any potential financial and/or other exposure in connection with this matter.

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. We have denied liability and are defending the case vigorously which has not yet been certified as a class action by the court. Given the early stage of this case and the uncertainty of the nature, legal viability and extent of the claims, we are unable to determine the extent of potential financial exposure at this time. Further, some of the issues in this lawsuit may have been settled by a previous settlement related to a previously filed class action wage and hour suit against the hospital.

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

Other

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2008 as follows: (i) combined estimated future construction commitments of $180 million related to the construction of a new 171-bed acute care facility located in Palmdale, California ($71 million) and a commitment to build a new 220-bed acute care replacement hospital in connection with our January, 2007 acquisition of Texoma Healthcare System located in Texas ($109 million); (ii) other combined estimated future purchase obligations of $137 million related to a long-term contract with a third-party to provide certain data processing services and laboratory information system and order management technology for our acute care facilities ($125 million), estimated minimum liabilities for physician commitments recorded in connection with the adoption of Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to Business or Its Owners” ($10 million), and the remaining commitment in connection with the funding of a portion of our Chief Executive Officer’s gift to the College of William & Mary ($2 million), and; (iii) combined estimated future payments of $234 million related to our non-contributory, defined benefit pension plan ($218 million consisting of estimated payments through 2086) and other retirement plan liabilities ($16 million).

As of December 31, 2008, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2008 totaled $79 million consisting of: (i) $63 million related to our self-insurance programs; (ii) $14 million related pending appeals of legal judgments, and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

9)    RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2008, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.6 million during 2008 and $1.4 million during each of 2007 and 2006. Our pre-tax share of income from the Trust was $900,000 during 2008 and $1.5 million during 2007 and is included in net revenues in the accompanying consolidated statements of income for each year. Our pre-tax share of income from the Trust was $2.3 million in 2006, of which $1.4 million is included in net revenues and the remaining $900,000 was recorded as a reduction to our hurricane related expenses and is included in income/(loss) from discontinued operations, net of income taxes. The carrying value of this investment was $8.9 million and $9.9 million December 31, 2008 and 2007, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $25.9 million at December 31, 2008 and $27.9 million at December 31, 2007, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.1 million during each of 2008 and 2007 and $16.0 million during 2006. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at the appraised fair market value. In addition, during 2006, as part of the overall exchange and substitution transaction relating to Chalmette Medical Center (“Chalmette”) which was completed during the third quarter of 2006, as well as the early five year lease renewals on Southwest Healthcare System-Inland Valley Campus (“Inland Valley”), Wellington Regional Medical Center (“Wellington”), McAllen Medical Center and The Bridgeway (“Bridgeway”), the Trust agreed to amend the Master Lease to include a change of control provision. The change of control provision grants us the right, upon one month’s notice should a change of control of the Trust occur, to purchase any or all of the four leased hospital properties at their appraised fair market value purchase price.

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

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $19.8 million, $16.9 million and $14.5 million in 2008, 2007 and 2006, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2008 and 2007:

	2008	2007
	(000s)
Change in benefit obligation:
Benefit obligation at beginning of year	$76,466	$81,126
Service cost	1,192	1,342
Interest cost	4,827	4,364
Benefits paid	(3,733)	(3,394)
Actuarial loss (gain)	5,731	(6,972)

Benefit obligation at end of year	$84,483	$76,466

Change in plan assets:
Fair value of plan assets at beginning of year	$64,515	$53,781
Actual return on plan assets	(19,020)	3,851
Employer contributions	5,130	10,842
Benefits paid	(3,733)	(3,394)
Administrative expenses	(460)	(566)

Fair value of plan assets at end of year	$46,432	$64,514

Net pension liability recognized at end of year	$38,051	$11,952

Additional year end information for Pension Plan
Projected benefit obligation	$84,483	$76,466
Accumulated benefit obligation	81,596	73,341
Fair value of plan assets	46,432	64,514

	2008	2007	2006
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,192	$1,342	$1,393
Interest cost	4,827	4,365	4,398
Expected return on plan assets	(5,345)	(4,772)	(3,742)
Recognized actuarial loss	276	1,121	1,775

Net periodic cost	$950	$2,056	$3,824

	2008	2007
Measurement Dates
Benefit obligations	12/31/2008	12/31/2007
Fair value of plan assets	12/31/2008	12/31/2007

	2008	2007
Weighted average assumptions as of December 31
Discount rate	5.87%	6.48%
Rate of compensation increase	4.00%	4.00%

	2008	2007	2006
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	6.48%	5.50%	5.66%
Expected long-term rate at return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $81.6 million and $73.3 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2008 and 2007. The accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet.

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Estimated Future Benefit Payments (000s)
2009	$4,253
2010	$4,503
2011	$4,747
2012	$4,997
2013	$5,260
2014-2018	$29,721

	2008	2007
Plan Assets
Asset Category
Equity securities	55%	64%
Fixed income securities	42%	32%
Other	3%	4%

Total	100%	100%

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

	Policy	As of 12/31/08	Permitted Range
Total Equity	58%	55%	51-61%
Total Fixed Income	36%	42%	32-42%
Other	6%	3%	0-10%

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

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. Net revenues and income (loss) before income taxes exclude discontinued operations. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the President and Chief Executive Officer, and the co-lead/lead executive of each operating segment. The lead executives for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2008.

2008	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(amounts in thousands)
Gross inpatient revenues	$9,292,596	$1,951,560	—	$11,244,156
Gross outpatient revenues	$3,655,051	$258,022	$73,699	$3,986,772
Total net revenues	$3,669,504	$1,251,116	$101,797	$5,022,417
Income/(loss) before income taxes	$244,235	$244,525	$(172,441)	$316,319
Total assets	$2,517,208	$970,524	$254,731	$3,742,462

2007	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(amounts in thousands)
Gross inpatient revenues	$8,375,435	$1,806,835	—	$10,182,270
Gross outpatient revenues	$3,382,862	$235,920	$82,208	$3,700,990
Total net revenues	$3,410,368	$1,146,078	$126,704	$4,683,150
Income/(loss) before income taxes	$229,339	$219,891	$(173,963)	$275,267
Total assets	$2,411,994	$951,883	$244,780	$3,608,657

2006	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(amounts in thousands)
Gross inpatient revenues	$7,309,115	$1,663,509	—	$8,972,624
Gross outpatient revenues	$2,713,593	$206,453	$85,294	$3,005,340
Total net revenues	$3,039,775	$1,028,967	$55,950	$4,124,692
Income/(loss) before income taxes	$205,209	$202,338	$(155,129)	$252,418
Total assets	$2,184,420	$845,755	$246,867	$3,277,042

12)    QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2008 and 2007:

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$1,277,977	$1,262,576	$1,244,462	$1,237,402	$5,022,417
Income from continuing operations	$60,059	$55,184	$37,223	$40,475	$192,941
Income/(loss) from discontinued operations	$1,604	$(944)	$(226)	$6,002	$6,436

Net income	$61,663	$54,240	$36,997	$46,477	$199,377

Earnings per share-Basic:
From continuing operations	$1.17	$1.09	$0.73	$0.81	$3.81
From discontinued operations	$0.03	$(0.02)	$—	$0.12	$0.13

Total basic earnings per share	$1.20	$1.07	$0.73	$0.93	$3.94

Earnings per share-Diluted:
From continuing operations	$1.17	$1.09	$0.73	$0.81	$3.80
From discontinued operations	$0.03	$(0.02)	$—	$0.12	$0.13

Total diluted earnings per share	$1.20	$1.07	$0.73	$0.93	$3.93

The 2008 quarterly financial data presented above includes the following:

Third Quarter:

•

(i) an $8.0 million pre-tax charge ($5.0 million, or $.10 per diluted share, net of taxes) to establish a reserve in connection with the government’s investigation of our South Texas Health Systems affiliates, as discussed in Item 3. Legal Proceedings; (ii) a $4.6 million pre-tax gain ($2.8 million, or $.06 per diluted share, net of taxes) realized on the sale of our ownership interest in a third-party provider of supply chain services, and; (iii) a $3.4 million pre-tax gain ($2.1 million, or $.04 per diluted share, net of taxes) realized on the sale of real property, and;

Fourth Quarter:

•

(i) a $15.0 million pre-tax charge ($9.2 million, or $.18 per diluted share, net of taxes) to establish a reserve in connection with the government’s investigation of our South Texas Health Systems affiliates, as discussed in Item 3. Legal Proceedings, and; (ii) a $9.9 million pre-tax reduction to our professional and general liability expense ($6.0 million, or $.12 per diluted share, net of taxes) from the expected receipt of liquidation proceeds from the PHICO estate, as discussed in Note 8—Commitments and Contingencies, Professional and General Liability Claims and Property Insurance.

Net revenues in 2008 include $42.5 million of additional revenues received from Medicaid disproportionate share hospital funds in Texas and South Carolina. Of this amount, $10.4 million was recorded in the first quarter, $10.4 million in the second quarter, $9.0 million in the third quarter and $12.7 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements.

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Revenues	$1,179,678	$1,162,530	$1,163,605	$1,177,337	$4,683,150
Income from continuing operations	$48,745	$52,821	$29,386	$39,690	$170,642
Income/(loss) from discontinued operations	$763	$(750)	$(532)	$264	$(255)

Net income	$49,508	$52,071	$28,854	$39,954	$170,387

Earnings per share-Basic:
From continuing operations	$0.91	$0.99	$0.55	$0.75	$3.20
From discontinued operations	$0.02	$(0.02)	$(0.01)	$—	$(0.01)

Total basic earnings per share	$0.93	$0.97	$0.54	$0.75	$3.19

Earnings per share-Diluted:
From continuing operations	$0.91	$0.98	$0.55	$0.75	$3.18
From discontinued operations	$0.01	$(0.01)	$(0.01)	$—	$—

Total diluted earnings per share	$0.92	$0.97	$0.54	$0.75	$3.18

The 2007 quarterly financial data presented above includes the following:

First Quarter:

•	a $2.2 million pre-tax gain ($1.4 million, or $.03 per diluted share, net of taxes) on the sale of real property;

Second Quarter:

•

a $17.6 million pre-tax and pre-minority interest reduction to prior year reserves for professional and general liability self-insured claims ($10.0 million, or $.19 per diluted share, net of minority interest and taxes) based on the results of a reserve analysis, and;

Third Quarter:

•

(i) a $5.5 million pre-tax charge ($3.4 million, or $.07 per diluted share, net of taxes) to record the unfavorable prior period effect of Texas Medicaid supplemental payments; (ii) a $3.7 million pre-tax charge ($2.3 million, or $.04 per diluted share, net of taxes) to establish a reserve for a legal judgment; (iii) a $2.6 million pre-tax write-down ($1.6 million, or $.03 per diluted share, net of taxes) of investment in joint venture, and; (iv) a $2.0 million, or $.04 per diluted share, favorable income tax adjustment.

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

13)    IMPACT OF HURRICANE KATRINA

In August, 2005, our Methodist Hospital and Lakeland Medical Pavilion, each located in New Orleans, Louisiana, and our Chalmette Medical Center and Virtue Street Pavilion, each located in Chalmette, Louisiana, were severely damaged from Hurricane Katrina. Since the Hurricane, all facilities remain closed and non-operational. The Chalmette Medical Center building has been razed as a result of the substantial hurricane damage sustained. During 2008, we commenced divestiture considerations for the real property of these facilities. The hurricane related expenses and hurricane insurance recoveries related to these facilities recorded during 2006, which are summarized below, are reflected as “Income/(loss) from discontinued operations, net of income taxes” in the Consolidated Statement of Income included herein.

Summary of 2006 hurricane related expenses and hurricane insurance recoveries (amounts in thousands):

2006
Hurricane insurance recoveries (A)	$181,791
Hurricane related expenses:
Property write-down (B)	$11,124
Recovery of provision for doubtful accounts and allowance for unbilled revenue (C)	(8,438)
Building remediation and other expenses, net of gain (D)	11,876

Subtotal—hurricane-related expenses	14,562

Hurricane insurance recoveries in excess of expenses, before minority interests and income taxes	167,229
Minority interests in hurricane insurance recoveries in excess of expenses	(8,718)

Hurricane insurance recoveries in excess of expenses, before income taxes	158,511
Income tax expense	(59,085)

After-tax hurricane insurance recoveries in excess of expenses included in “Income/(loss) from discontinued operations, net of income taxes”	$99,426

A.	During 2006, we reached an agreement with our insurance carrier to settle all claims related to damage sustained at our facilities located in Louisiana as a result of Hurricane Katrina. Including amounts collected from our other insurance carriers in 2005 and 2006, we received total insurance proceeds of $264 million which represented approximately 95% of our insurance policy limits. Included in our financial results were after-tax hurricane related insurance recoveries amounting to $107 million ($182 million pre-tax and pre-minority interest) during 2006 and $49 million ($82 million pre-tax and pre-minority interest) during 2005.

B.	The property write-down charge of $11 million recorded during 2006 related primarily to the equipment at Methodist Hospital, the carrying-value of which has been reduced to zero since the equipment has either been disposed of or will likely require refurbishment and certification before reuse.
C.	During 2005, we fully reserved all accounts receivable outstanding for each facility as of December 31, 2005 since the Hurricane left many patients without the financial resources required to pay bills. In addition, a provision was recorded during 2005 to fully reserve for all net patient revenue that was unbilled at the time of the Hurricane. During 2006, we collected $8.4 million of the previously reserved accounts.
D.	Consists of: (i) expenses incurred in connection with remediation of the Hurricane-damaged properties including removal of damaged property and debris and sealing of the buildings to prevent further weather-related deterioration; (ii) various other expenses related to the Hurricane and its aftermath, and; (iii) a $2.6 million pre-tax gain realized by us from the repurchase of the minority member’s 10% ownership interest in the Methodist Hospital and Lakeland Medical Pavilion facilities. Note: This amount excludes a $770,000 net hurricane expense recovery recorded during 2006 related to a hospital located in Florida.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended December 31, 2008	$121,321	$484,138	$—	$(442,484)	$162,975

Year ended December 31, 2007	$110,324	$415,961	$2,452	$(407,416)	$121,321

Year ended December 31, 2006	$105,345	$349,030	$771	$(344,822)	$110,324

Included in the charges to costs and expenses are $7,393 in 2008, $5,418 in 2007 and $5,647 in 2006, related to an acute care facility that was divested during 2008.