Form 10-Q
period 2009-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2009-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2009:

Class A	3,328,404
Class B	45,415,619
Class C	335,800
Class D	21,441

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenues	$1,312,419	$1,277,976

Operating charges:
Salaries, wages and benefits	541,297	541,575
Other operating expenses	273,221	248,645
Supplies expense	173,967	179,239
Provision for doubtful accounts	118,978	119,797
Depreciation and amortization	51,134	46,743
Lease and rental expense	17,072	17,555

	1,175,669	1,153,554

Income from continuing operations before interest expense and income taxes	136,750	124,422
Interest expense, net	12,638	13,479

Income from continuing operations before income taxes	124,112	110,943
Provision for income taxes	42,078	37,611

Income from continuing operations	82,034	73,332

Income from continuing operations attributable to minority interests	14,493	13,279

Income from continuing operations attributable to UHS	67,541	60,053

Income from discontinued operations, net of income tax expense	—	1,610

Net income attributable to UHS	$67,541	$61,663

Basic and diluted earnings per share attributable to UHS:
From continuing operations	$1.37	$1.17
From discontinued operations	—	0.03

Total basic and diluted earnings per share	$1.37	$1.20

Weighted average number of common shares - basic	49,206	51,263
Other share equivalents	—	17

Weighted average number of common shares and equivalents - diluted	49,206	51,280

Net income attributable to UHS and minority interest:
Net income attributable to UHS	$67,541	$61,663
Net income attributable to minority interests	14,493	13,279

Net income	$82,034	$74,942

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$9,423	$5,460
Accounts receivable, net	652,854	625,437
Supplies	77,022	76,043
Other current assets	32,392	26,375
Deferred income taxes	39,249	34,522
Current assets held for sale	21,580	21,580

Total current assets	832,520	789,417

Property and equipment	3,446,127	3,355,974
Less: accumulated depreciation	(1,300,845)	(1,255,682)

	2,145,282	2,100,292

Other assets:
Goodwill	733,882	732,937
Deferred charges	11,440	10,428
Other	112,193	109,388

	$3,835,317	$3,742,462

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$8,725	$8,708
Accounts payable and accrued liabilities	591,427	542,008
Federal and state taxes	44,211	10,409

Total current liabilities	644,363	561,125

Other noncurrent liabilities	403,325	407,652
Long-term debt	938,844	990,661
Deferred income taxes	11,267	12,439

UHS common stockholders’ equity	1,596,544	1,543,850
Minority interest	240,974	226,735

Total equity	1,837,518	1,770,585

	$3,835,317	$3,742,462

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income attributable to UHS	$67,541	$61,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	51,135	47,370
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(44,894)	(63,970)
Construction management and other receivable	17,477	383
Accrued interest	10,491	8,999
Accrued and deferred income taxes	28,062	31,301
Other working capital accounts	6,581	27,777
Other assets and deferred charges	(1,902)	1,351
Other	(1,073)	(1,714)
Minority interest in earnings of consolidated entities	14,239	12,906
Accrued insurance expense, net of commercial premiums paid	20,014	19,376
Payments made in settlement of self-insurance claims	(15,669)	(13,766)

Net cash provided by operating activities	152,002	131,676

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(78,219)	(81,751)
Proceeds received from sale of assets	—	2,235

Net cash used in investing activities	(78,219)	(79,516)

Cash Flows from Financing Activities:
Reduction of long-term debt	(51,800)	—
Additional borrowings	—	33,180
Repurchase of common shares	(14,725)	(89,799)
Dividends paid	(3,962)	(4,072)
Issuance of common stock	667	1,093

Net cash used in financing activities	(69,820)	(59,598)

Increase (decrease) in cash and cash equivalents	3,963	(7,438)
Cash and cash equivalents, beginning of period	5,460	16,354

Cash and cash equivalents, end of period	$9,423	$8,916

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,966	$6,407

Income taxes paid, net of refunds	$13,784	$7,642

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the Quarterly period ended March 31, 2009. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A-Risk Factors and in Item 7 Management’s Discussion and Analysis of Operations and Financial Condition – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. The balance sheet at December 31, 2008 has been derived from the audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2009, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $390,000 and $367,000 during the three month periods ended March 31, 2009 and 2008, respectively. Our pre-tax share of income from the Trust was $300,000 during each of the three month periods ended March 31, 2009 and 2008. The carrying value of this investment was $8.6 million at March 31, 2009 and $8.9 million at December 31, 2008, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $23.0 million at March 31, 2009 and $25.9 million at December 31, 2008.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million and $4.0 million during the three month periods ended March 31, 2009 and 2008, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

(3) Other Noncurrent liabilities and Third-party Minority Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of March 31, 2009 and December 31, 2008, the third-party minority interests (included in equity) of $241.0 million and $226.7 million, respectively, consists primarily of: (i) third-party ownership interests of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% third-party ownership in an acute care facility located in Washington D.C. and; (iii) third-party ownership interests of approximately 11% in an acute care facility located in Laredo, Texas.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of March 31, 2009, we had $222 million of borrowings outstanding under our revolving credit agreement and $511 million of available borrowing capacity, net of $67 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of March 31, 2009, we had $100 million of borrowings outstanding pursuant to this program and $100 million of available borrowing capacity.

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

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”: an amendment of FASB Statement No. 133. SFAS 161 requires additional disclosure about a company’s derivative activities, but does not require any new accounting related to derivative activities. We have applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010.

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

As of March 31, 2009, the total accrual for our professional and general liability claims was $275 million ($274 million net of expected recoveries from state guaranty funds), of which $42 million is included in other current liabilities. As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of March 31, 2009. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of March 31, 2009.

Effective April 1, 2009, we have commercial property insurance policies covering catastrophic losses resulting from windstorm damage up to a $1 billion policy limit per occurrence. Losses resulting from non-named windstorms are subject to a $250,000 deductible. Losses resulting from named windstorms are subject to deductibles between 3% and 5% (based upon the location of the facility) of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses.). Our earthquake limit is $250 million, except for facilities in Alaska, California and the New Madrid (which includes certain counties located in Arkansas, Illinois, Kentucky, Mississippi, Missouri and Tennessee) and Pacific Northwest Seismic Zones which are subject to a $100 million limitation. The earthquake limit in Puerto Rico is $25 million. Earthquake losses are subject to a $250,000 deductible for our facilities located in all states except California, Alaska, Washington, Puerto Rico and the New Madrid where earthquake losses are subject to deductibles ranging from 1% to 5% (based upon the location of the facility) of the declared total insurable value of the property. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Due to an increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Other

As of March 31, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2009 totaled $84 million consisting of: (i) $67 million related to our self-insurance programs; (ii) $15 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

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

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We cooperated with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and we reserved an additional $3 million during the first quarter of 2009. However, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. Should we be unable to ultimately reach a settlement, we are unable at this time to determine the extent of the total financial and/or other exposure to us in connection with this matter.

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

	Three months ended March 31, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,580,139	$503,681	—	$3,083,820
Gross outpatient revenues	$995,699	$68,128	$15,913	$1,079,740
Total net revenues	$959,714	$322,153	$30,552	$1,312,419
Income/(loss) from continuing operations before income taxes	$113,411	$66,164	$(55,463)	$124,112
Total assets as of 3/31/09	$2,621,050	$993,238	$221,029	$3,835,317

	Three months ended March 31, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,439,285	$488,733	—	$2,928,018
Gross outpatient revenues	$905,416	$66,588	$17,561	$989,565
Total net revenues	$951,269	$312,858	$13,849	$1,277,976
Income/(loss) from continuing operations before income taxes	$103,409	$60,754	$(53,220)	$110,943
Total assets as of 3/31/08	$2,510,422	$961,948	$213,912	$3,686,282

The income/(loss) from continuing operations before income taxes above includes the income from continuing operations attributable to minority interests which was $14.5 million and $13.3 million during the three month periods ended March 31, 2009 and 2008, respectively. After deducting these expenses for each period presented from the income/(loss) from continuing operations before income taxes, as reflected above, our acute care hospital services generated pre-tax income from continuing operations of $98.9 million and $90.1 million during the three month periods ended March 31, 2009 and 2008, respectively. Our consolidated pre-tax income from continuing operations, after deducting these expenses for each period presented, was $109.6 million and $97.6 million during the three month periods ended March 31, 2009 and 2008, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Basic and Diluted:
Income from continuing operations attributable to UHS	$67,541	$60,053
Less: Net income attributable to unvested restricted share grants	(314)	(259)

Income from continuing operations – basic	$67,227	$59,794
Income (loss) from discontinued operations	—	1,610

Net income attributable to UHS – basic	$67,227	$61,404

Weighted average number of common shares	49,206	51,263
Net effect of dilutive stock options and grants based on the treasury stock method	—	17

Weighted average number of common shares and equivalents	49,206	51,280

Earnings Per Basic Share attributable to UHS:
From continuing operations	$1.37	$1.17
From discontinued operations	—	0.03

Total earnings per basic share	$1.37	$1.20

Earnings Per Diluted Share attributable to UHS:
From continuing operations	$1.37	$1.17
From discontinued operations	—	0.03

Total earnings per diluted share	$1.37	$1.20

Stock-Based Compensation: During the three months ending March 31, 2009 and 2008, compensation cost of $2.8 million ($1.7 million after-tax) and $2.6 million ($1.6 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended March 31, 2009 and 2008, compensation costs of $644,000 ($400,000 after-tax) and $1.8 million ($1.2 million after-tax), respectively, was recognized related to restricted stock. As of March 31, 2009, there was $27.5 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.7 years. There were no stock options granted during the first three months of 2009. There were 54,925 restricted stock shares granted during the first three months of 2009, with a weighted-average grant date fair value of $40.51 per share.

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

	Three months ended March 31,
(amounts in thousands)	2009	2008
Net income attributable to UHS	$67,541	$61,663
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)
Unrealized derivative losses on cash flow hedges, net of taxes	(314)	(3,546)

Comprehensive income attributable to UHS	$67,173	$58,063

During the quarters ended March 31, 2009 and 2008, none of the components of other comprehensive income related to minority interests.

(9) Dispositions and Acquisitions of assets and businesses

Acquisitions and Divestitures during the three months ended March 31, 2009:

There were no acquisitions or divestitures during the first quarter of 2009.

Acquisitions and Divestitures during the three months ended March 31, 2008:

There were no acquisitions during the first quarter of 2008.

During the first three months of 2008, we received $2 million of cash proceeds in connection with the sale of the real property of an outpatient behavioral health facility. The gain on the divestiture did not have a material impact on our results of operations during the first quarter of 2008.

(10) Dividends

During the quarter ended March 31, 2009, we declared and paid dividends of $.08 per share.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2009 and 2008 (amounts in thousands):

	Three months ended March 31,
	2009	2008
Service cost	$298	$298
Interest cost	1,209	1,207
Expected return on assets	(982)	(1,224)
Recognized actuarial loss	1,169	69

Net periodic pension cost	$1,694	$350

During the three months ended March 31, 2009, we made contributions totaling $355,000 to our pension plan.

(12) Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As of January 1, 2009, our unrecognized tax benefits were approximately $4 million. The amount, if recognized, that would affect the effective tax rate is approximately $3 million. During the quarter ended March 31, 2009, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2009, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2005 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2002. The IRS has recently commenced an audit for the tax year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(13) Recent Accounting Pronouncements:

Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions for SFAS No. 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except in limited circumstances including certain positions in financial instruments that trade in active markets as well as certain financial and hybrid financial instruments initially measured under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) using the transaction price method. In these circumstances, the transition adjustment, measured as the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS No. 157 is initially applied, shall be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. In February, 2008, the FASB decided to issue final staff positions that will: (i) partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, and; (ii) remove certain leasing transactions from the scope of SFAS No. 157. As permitted by FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on our results of operations or financial position. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial position and results of operations.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be Level 3 in the fair value hierarchy. The fair value of our interest rate swaps was a liability of $14 million at March 31, 2009 which are included in other long-term liabilities on the accompanying balance sheet.

The FASB has issued three related staff positions that clarify the guidance in SFAS 157 for fair-value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009. We are evaluating the potential impact of these staff positions, but do not expect them to have a material impact on our financial condition, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The adoption of adoption of SFAS No. 160, which became effective for us on January 1, 2009, did not have a material impact on our results of operations or financial position.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133 as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide expanded qualitative and quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued beginning after November 15, 2008, with early application permitted. Our adoption of this statement resulted in changes related to presentation and disclosure of our interest rate swaps and did not affect our results of operations.

Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued FASB Staff Position 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The adoption of this FSP, which became effective for us on January 1, 2009, did not have a material impact on our results of operations or financial position.

Business Combinations: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial position and results of operations.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies: In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of this standard is not expected to have a material impact on our consolidated financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2009, we owned and/or operated or had under construction, 26 acute care hospitals (excluding 2 new replacement facilities currently being constructed) and 101 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 9 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% and 75% of our consolidated net revenues during the three months ended March 31, 2009 and 2008, respectively. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of the three month periods ended March 31, 2009 and 2008. Approximately 1% of our consolidated net revenues during the first quarter of 2009 were recorded in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated party that is scheduled to be completed during the fourth quarter of 2009.

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

•

our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

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

Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Form 10-K for the year ended December 31, 2008.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% and 37% of our net patient revenues during the three month periods ended March 31, 2009 and 2008, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 46% and 45% of our net patient revenues during the three month periods ended March 31, 2009 and 2008, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $180 million at March 31, 2009 and $163 million at December 31, 2008.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $86 million at March 31, 2009 and $85 million as of December 31, 2008.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

The following table summarizes our results of operations and is used in the discussion below for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,312,419	100.0%	$1,277,976	100.0%
Operating charges:
Salaries, wages and benefits	541,297	41.2%	541,575	42.4%
Other operating expenses	273,221	20.8%	248,645	19.5%
Supplies expense	173,967	13.3%	179,239	14.0%
Provision for doubtful accounts	118,978	9.1%	119,797	9.4%
Depreciation and amortization	51,134	3.9%	46,743	3.7%
Lease and rental expense	17,072	1.3%	17,555	1.4%

Subtotal operating expenses	1,175,669	89.6%	1,153,554	90.3%

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Amount	% of Revenues	Amount	% of Revenues
Income from continuing operations before interest expense and income taxes	136,750	10.4%	124,422	9.7%
Interest expense, net	12,638	1.0%	13,479	1.1%

Income from continuing operations before income taxes	124,112	9.5%	110,943	8.7%
Provision for income taxes	42,078	3.2%	37,611	2.9%

Income from continuing operations	82,034	6.3%	73,332	5.7%
Income from continuing operations attributable to minority interests	14,493	1.1%	13,279	1.0%

Income from continuing operations attributable to UHS	67,541	5.1%	60,053	4.7%
Income from discontinued operations, net of income taxes	—	—	1,610	0.1%

Net income attributable to UHS	$67,541	5.1%	$61,663	4.8%

Net revenues increased 3% or $34 million to $1.31 billion during the three month period ended March 31, 2009 as compared to $1.28 billion during the comparable prior year quarter. The increase was attributable to:

•	a $17 million or 1% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•

$17 million of other combined net increases in revenues consisting primarily of the revenues earned during the first quarter of 2009 in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated party.

Income from continuing operations before income taxes (and before income attributable to minority interests) increased $13 million to $124 million during the three months ended March 31, 2009 as compared to $111 million during the comparable quarter of the prior year. Included in our income from continuing operations before income taxes during the first quarter of 2009, as compared to the comparable prior year quarter, was the following:

•	an increase of $10 million at our acute care facilities, as discussed below in Acute Care Hospital Services;

•	an increase of $5 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

•	a decrease of $2 million from other combined net unfavorable changes.

Net income attributable to UHS increased $6 million to $68 million during the three month period ended March 31, 2009 as compared to $62 million during the comparable prior year quarter. The increase in net income during the first quarter of 2009, as compared to the comparable prior year quarter, consisted of:

•	the increase of $13 million in income from continuing operations before income taxes, as discussed above;

•	a decrease of $4 million resulting from the income tax expense recorded on the $13 million increase in income from continuing operations before income taxes, as discussed above;

•	a decrease of $1 million from an increase in income from continuing operations attributable to minority interests, and;

•

a decrease of $2 million resulting from the income from discontinued operations, net of income taxes, recorded during the first quarter of 2008 representing the results of operations of an acute care facility that was divested by us during the fourth quarter of 2008.

Acute Care Hospital Services

Same Facility and All Acute Care Basis

The following table summarizes the results of operations for our acute care facilities on a same facility (and all acute care) basis, and is used in the discussion below for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands):

	Three Months Ended March 31,
	2009	%	2008	%
Net revenues	$959,714	100.0	$951,269	100.0

Salaries, wages and benefits	353,090	36.8	355,858	37.4
Other operating expenses	174,430	18.2	170,980	18.0
Supplies expense	154,102	16.1	159,294	16.7
Provision for doubtful accounts	110,165	11.5	110,745	11.6
Depreciation and amortization	41,199	4.3	37,496	3.9
Lease and rental	12,282	1.3	12,537	1.3

Subtotal operating expenses	845,268	88.1	846,910	89.0

Income from continuing operations before interest expense and income taxes	114,446	11.9	104,359	11.0
Interest expense, net	1,035	0.1	950	0.1

Income from continuing operations before income taxes (before deducting income attributable to minority interests)	$113,411	11.8	$103,409	10.9

The results of operations reflected above include the income from continuing operations attributable to minority interests which was $14.5 million and $13.3 million during the three month periods ended March 31, 2009 and 2008, respectively. After deducting these expenses for each period from the income from continuing operations before income taxes, as reflected above, our acute care facilities generated pre-tax income from continuing operations of $98.9 million and $90.1 million during the three month periods ended March 31, 2009 and 2008, respectively.

During the three month period ended March 31, 2009, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $8 million or 1%. Income from continuing operations before income taxes increased $10 million or 10% to $113 million or 11.8% of net revenues during the first quarter of 2009 as compared to $103 million or 10.9% of net revenues during the comparable prior year quarter.

In addition to the increase in net revenues resulting from the factors mentioned below, the increase in income from continuing operations before income taxes generated by our acute care facilities during the first quarter of 2009, as compared to the comparable quarter of the prior year, was due primarily to:

•

a decrease in salaries, wages and benefits expense to 36.8% of net revenues from 37.4% due primarily to a moderation of increases to salaries and wages due to the increased unemployment rates and general economic conditions as well as staff reductions at certain of our facilities due to decreased patient volumes, and;

•	a decrease in supplies expense to 16.1% of net revenues from 16.7% due primarily to the cost savings realized from a new group purchasing agreement that commenced in April, 2008.

Inpatient admissions to our acute care facilities decreased 1.1% during the first quarter of 2009, as compared to the comparable 2008 quarter, while patient days decreased 2.2%. The average length of patient stay at these facilities was 4.5 days and 4.6 days during the three month periods ended March 31, 2009 and 2008, respectively. The occupancy rate, based on the average available beds at these facilities, was 67% during each of the three month periods ended March 31, 2009 and 2008. During the first quarter of 2009, as compared to the comparable quarter of the prior year, net revenue per adjusted admission and per adjusted patient day (adjusted for outpatient activity) increased 0.9% and 2.0%, respectively.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $158 million and $154 million during three month periods ended March 31, 2009 and 2008, respectively. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended March 31,
	2009	%	2008	%
Net revenues	$318,127	100.0	$309,397	100.0

Salaries, wages and benefits	154,787	48.7	152,262	49.2
Other operating expenses	57,843	18.2	57,376	18.5
Supplies expense	17,624	5.5	17,831	5.8
Provision for doubtful accounts	8,299	2.6	8,558	2.8
Depreciation and amortization	7,536	2.4	7,248	2.3
Lease and rental	3,860	1.2	4,088	1.3

Subtotal operating expenses	249,949	78.6	247,363	80.0

Income from continuing operations before interest expense and income taxes	68,178	21.4	62,034	20.0
Interest expense, net	51	0.0	57	0.0

Income from continuing operations before income taxes	$68,127	21.4	$61,977	20.0

On a same facility basis during the first quarter of 2009, as compared to the first quarter of 2008, net revenues at our behavioral health care facilities increased 3% or $9 million. Income from continuing operations before income taxes increased $6 million or 10% to $68 million or 21.4% of net revenues during the three months ended March 31, 2009, as compared to $62 million or 20.0% of net revenues during the comparable prior year quarter. Net revenue per adjusted patient day and per adjusted admission at these facilities increased 4.8% and 2.3%, respectively, during the three month period ended March 31, 2009, as compared to the comparable quarter of the prior year.

Inpatient admissions to these facilities increased 1.1% during the three month period ended March 31, 2009, as compared to the comparable 2008 quarter. Patient days decreased 1.4% during the three month period ended March 31, 2009, as compared to the comparable 2008 quarter. The average length of patient stay at these facilities was 15.3 days and 15.7 days during the quarters ended March 31, 2009 and 2008, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% and 77% during the three months ended March 31, 2009 and 2008, respectively.

The following table summarizes the results of operations for our behavioral health care facilities, including newly acquired or recently opened facilities, for the three months ended March 31, 2009 and 2008 (dollar amounts in thousands):

All Behavioral Health Care Facilities

	Three Months Ended March 31,
	2009	%	2008	%
Net revenues	$322,153	100.0	$312,858	100.0

Salaries, wages and benefits	158,137	49.1	155,248	49.6
Other operating expenses	59,218	18.4	58,441	18.7
Supplies expense	17,997	5.6	18,124	5.8
Provision for doubtful accounts	8,649	2.7	8,679	2.8
Depreciation and amortization	8,060	2.5	7,266	2.3
Lease and rental	3,877	1.2	4,255	1.4

Subtotal operating expenses	255,938	79.4	252,013	80.6

Income from continuing operations before interest expense and income taxes	66,215	20.6	60,845	19.4
Interest expense, net	51	0.1	91	0.0

Income from continuing operations before income taxes	$66,164	20.5	$60,754	19.4

During the first quarter of 2009, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 3% or $9 million. Income from continuing operations before income taxes increased $5 million or 9% to $66 million or 20.5% of net revenues during the first quarter of 2009, as compared to $61 million or 19.4% of net revenues during the first quarter of 2008. The increase in income from continuing operations before income taxes at our behavioral health facilities was primarily attributable to the increase in net revenues, as discussed above in Same Facility – Behavioral Health.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three month period ended March 31, 2009 and 2008 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2009	2008
Third Party Payors:
Medicare	25%	25%
Medicaid	13%	12%
Managed Care (HMO and PPOs)	46%	45%
Other Sources	16%	18%

Total	100%	100%

Acute Care Facilities

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2009	2008
Third Party Payors:
Medicare	28%	28%
Medicaid	9%	9%
Managed Care (HMO and PPOs)	47%	46%
Other Sources	16%	17%

Total	100%	100%

Behavioral Health Facilities

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2009	2008
Third Party Payors:
Medicare	16%	16%
Medicaid	27%	23%
Managed Care (HMO and PPOs)	42%	41%
Other Sources	15%	20%

Total	100%	100%

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

In July, 2008, CMS published the final IPPS 2009 payment rule which provides for a 3.6% market basket increase to the base Medicare DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates are considered, we estimate our overall increase from the final rule in federal fiscal year 2009 is 4.2%.

In April, 2009, CMS published the proposed IPPS 2010 payment rule which provides for a 2.1% market basket increase to the base Medicare DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments are considered, we estimate our overall decrease from the proposed federal fiscal year 2010 rule will approximate 0.8%.

Psychiatric hospitals had traditionally been excluded from the IPPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the May, 2008 CMS notice, the market basket increase is 3.2% for the period of July 1, 2008 through June 30, 2009. In addition, according to the May, 2009 CMS notice, the market basket increase is 2.1% for the period of July 1, 2009 through June 30, 2010.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In connection with this program, we earned revenues of $6 million and $5 million during the three month periods ended March 31, 2009 and 2008, respectively. At this time, the local hospital district in Potter County continues to fund the program’s inter-governmental transfers (“IGTs”). The failure of the hospital district to make future IGTs at a level consistent with 2008 levels ($21 million earned by us during 2008 in connection with this program) will reduce revenues in connection with this program to approximately $8 million during 2009. If during 2009 the hospital district makes IGTs consistent with 2008, we believe we would be entitled to revenues of approximately $18 million during 2009.

In May 2009, the Texas Health and Human Services Commission (“THHSC”) proposed several payment changes that would impact our acute care hospitals located in Texas. The proposed rule, if finalized, would become effective September 1, 2009 and would include the following: (i) the use of updated Medicaid DRG relative weights that would adversely impact hospitals that provide a disproportionate volume of inpatient psychiatric services, and; (ii) decrease in the base blended rate for certain hospitals that are currently receiving the statewide new hospital blended rate. If implemented, we estimate that these proposed rule changes would decrease our Texas Medicaid reimbursement by approximately $3 million annually.

In addition, we were notified on May 6, 2009 by the THHSC that the statewide new hospital rate for our hospitals located in South Texas will be reduced effective as early as July 1, 2009. Although we are currently analyzing the notification including a review to determine that the rate change is in accordance with applicable state regulations, at this time, we estimate that our Texas Medicaid reimbursement will be reduced by an amount ranging up to $13 million annually. Depending on the ultimate amount of such reduction, this change could have a material adverse effect on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2009 fiscal years (covering the period of September 1, 2008 through August 31, 2009 for Texas and October 1, 2008 through September 30, 2009 for South Carolina). Included in our financial results was an aggregate of $12 million and $10 million during the three month periods ended March 31, 2009 and 2008, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In May, 2009 the THHSC completed its mid-year update to the Medicaid DSH fund which includes a 2.5% federal stimulus update and a 1.1% consumer price index update both of which were not included in the state’s preliminary DSH payment amounts as well as additional funds being available due to certain other participating Texas hospitals reaching their DSH fund limitation. As a result of this mid-year DSH fund update, we expect our Medicaid DSH funding to increase by $6 million for the state’s 2009 fiscal year covering the period of September 1, 2008 through August 31, 2009.

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the ongoing military engagement in Iraq, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, the expansion of a Medicare drug benefit and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

Healthcare reform proposals are being formulated by the legislative and executive branches of the federal government. In addition, some of the states in which we operate periodically consider various healthcare reform proposals. We anticipate that the debate of alternative healthcare delivery systems and payment methodologies will continue and may be enacted in the future. Due to uncertainties regarding the ultimate features of these programs and whether or when they may be enacted, we cannot predict what effect they will have on us or whether they will adversely affect our results of operations or financial condition.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $7 million during each of the three month periods ended March 31, 2009 and 2008. In connection with construction management contracts pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party, we earned revenues of $20 million and $5 million during the three month periods ended March 31, 2009 and 2008, respectively. Combined income from continuing operations before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three month periods ended March 31, 2009 and 2008.

Interest expense was $13 million during each of the three month periods ended March 31, 2009 and 2008. In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original Notes issued in June, 2006 (see Note 4 – Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings pursuant to our revolving credit agreement and accounts receivable securitization program. As compared to the comparable quarter of the prior year, the combined average outstanding borrowings on the above-mentioned debt instruments decreased $44 million and the interest rate decreased 0.2% during the three month period ended March 31, 2009.

Below is a schedule of our interest expense for the three month periods ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Revolving credit & demand notes	$1,365	$4,671
$200 million, 6.75% Senior Notes due 2011	3,378	3,378
7.125% Senior Notes due 2016 (a.)	7,124	4,487
Accounts receivable securitization program	310	1,780
Other combined, including interest rate swap expense, net	2,414	1,337
Capitalized interest on major construction projects	(1,818)	(1,963)
Interest income	(135)	(211)

Interest expense, net	$12,638	$13,479

(a.)	In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued an additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006.

The effective tax rate, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, was 33.9% during each of the three month periods ended March 31, 2009 and 2008. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes minus income from continuing operations attributable to minority interests, was 38.4% and 38.5% during the three month periods ended March 31, 2009 and 2008, respectively.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $152 million during the three months ended March 31, 2009 and $132 million during the three month period of the prior year. The net increase of $20 million, or 15%, was primarily attributable to the following:

•	a favorable change of $10 million due to an increase in net income attributable to UHS plus depreciation and amortization expense;

•	a favorable change of $19 million in accounts receivable;

•

a favorable change of $17 million in construction management and other receivable which includes $10 million of cash proceeds received during the first quarter of 2009 from the estate liquidation of a commercial insurer (related receivable was recorded during the fourth quarter of 2008);

•	an unfavorable change of $21 million in other working capital accounts due primarily to the timing of accounts payable and accrued payroll disbursements, and;

•	$5 million of other combined net unfavorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the three month period. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 45 days at March 31, 2009 and 48 days at March 31, 2008.

Net cash used in investing activities

During the three month period ended March 31, 2009, we used $78 million of net cash in investing activities as compared to $80 million of net cash used in investing activities during the three months ended March 31, 2008.

During the first three months of 2009, we used $78 million of net cash in investing activities to finance capital expenditures, including capital costs related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened in 2010; (ii) construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California; (iii) construction costs related to a newly constructed 220-bed replacement acute care hospital in Denison, Texas that is scheduled to be completed and opened in late 2009 or early 2010; (iv) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (v) capital expenditures for equipment, renovations and new projects at various existing facilities.

During the first three months of 2008, we used $80 million of net cash in investing activities as follows:

•

spent $82 million to finance capital expenditures at our facilities, including construction costs related to a new 165-bed acute care hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008, the new 171-bed acute care hospital located in Palmdale, California, and the major expansion to our Southwest Healthcare System hospitals located in Wildomar and Murrieta, California, and;

•	received $2 million in connection with the sale of real property of a behavioral health facility in Alaska.

Net cash provided by/used in financing activities

During the three month period ended March 31, 2009, we used $70 million of net cash in financing activities as compared to $60 million of net cash provided by financing activities during the comparable three month period of 2008.

During the first three months of 2009, we used $70 million of net cash provided by financing activities as follows:

•	spent $52 million on net of repayments of debt primarily due to repayments pursuant to our $800 million revolving credit facility;

•	spent $15 million to repurchase 437,000 shares of our Class B Common Stock;

•	spent $4 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2008, we used $60 million of net cash provided by financing activities as follows:

•	generated $33 million of proceeds generated from borrowings, net of repayments, pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $90 million to repurchase 1.8 million shares of our Class B Common Stock;

•	spent $4 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2009 Expected Capital Expenditures:

During the remaining nine months of 2009, we expect to spend approximately $270 million to $320 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of March 31, 2009, we had $222 million of borrowings outstanding under our revolving credit agreement and $511 million of available borrowing capacity, net of $67 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of March 31, 2009, we had $100 million of borrowings outstanding pursuant to this program and $100 million of available borrowing capacity.

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

Our total debt as a percentage of total capitalization (including current maturities of long-term debt, long-term debt and UHS common stockholders’ equity) was 37% at March 31, 2009 and 39% at December 31, 2008.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2009, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2009 totaled $84 million consisting of: (i) $67 million related to our self-insurance programs; (ii) $15 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2009. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We cooperated with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and we reserved an additional $3 million during the first quarter of 2009. However, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. Should we be unable to ultimately reach a settlement, we are unable at this time to determine the extent of the total financial and/or other exposure to us in connection with this matter

Investigation of Virginia Behavioral Health Facilities:

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

There have been no other material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 436,840 shares at an average price of $33.71 per share or $14.7 million in the aggregate during the first quarter of 2009. As of March 31, 2009, the number of shares available for purchase was 1,919,934 shares. There is no expiration date for our stock repurchase program.

2009 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
January, 2009	—		N/A	—	N/A	N/A	2,356,774
February, 2009	—		N/A	—	N/A	N/A	2,356,774
March, 2009	439,340	(a)	$0.01	436,840	$33.71	$14,725	1,919,934

Total January through March	439,340	(a)	$0.01	436,840	$33.71	$14,725	1,919,934

(a)	Includes 2,500 restricted shares that were forfeited by former employees pursuant to the terms of the restricted stock purchase plan.

Dividends

During the quarter ended March 31, 2009, we declared and paid dividends of $.08 per share.

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2009	/s/ Alan B. Miller
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