Form 10-Q
period 2009-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2009-08-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2009:

Class A	3,328,404
Class B	45,408,461
Class C	335,800
Class D	21,361

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$1,303,640	$1,262,577	$2,616,059	$2,540,553

Operating charges:
Salaries, wages and benefits	541,950	528,081	1,083,247	1,069,656
Other operating expenses	232,894	259,313	506,115	507,958
Supplies expense	176,411	174,264	350,378	353,503
Provision for doubtful accounts	120,670	120,646	239,648	240,443
Depreciation and amortization	51,085	47,336	102,219	94,079
Lease and rental expense	17,587	17,866	34,659	35,421

	1,140,597	1,147,506	2,316,266	2,301,060

Income from continuing operations before interest expense and income taxes	163,043	115,071	299,793	239,493
Interest expense, net	11,879	13,249	24,517	26,728

Income from continuing operations before income taxes	151,164	101,822	275,276	212,765
Provision for income taxes	57,187	35,205	99,265	72,816

Income from continuing operations	93,977	66,617	176,011	139,949

Income from continuing operations attributable to minority interests	13,084	11,427	27,577	24,706

Income from continuing operations attributable to UHS	80,893	55,190	148,434	115,243

Income from discontinued operations, net of income tax expense	—	(950)	—	660

Net income attributable to UHS	$80,893	$54,240	$148,434	$115,903

Basic earnings per share attributable to UHS:
From continuing operations	$1.65	$1.09	$3.01	$2.25
From discontinued operations	—	(0.02)	—	0.02

Total basic earnings per share	$1.65	$1.07	$3.01	$2.27

Diluted earnings per share attributable to UHS:
From continuing operations	$1.64	$1.08	$3.01	$2.25
From discontinued operations	—	(0.02)	—	0.01

Total diluted earnings per share	$1.64	$1.06	$3.01	$2.26

Weighted average number of common shares - basic	48,850	50,629	49,028	50,946
Other share equivalents	202	113	101	65

Weighted average number of common shares and equivalents - diluted	49,052	50,742	49,129	51,011

Net income attributable to UHS and minority interest:
Net income attributable to UHS	$80,893	$54,240	$148,434	$115,903
Net income attributable to minority interest	13,084	11,427	27,577	24,706

Net income	$93,977	$65,667	$176,011	$140,609

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$10,623	$5,460
Accounts receivable, net	605,870	625,437
Supplies	78,885	76,043
Other current assets	31,182	26,375
Deferred income taxes	38,933	34,522
Current assets held for sale	21,580	21,580

Total current assets	787,073	789,417

Property and equipment	3,549,211	3,355,974
Less: accumulated depreciation	(1,345,692)	(1,255,682)

	2,203,519	2,100,292

Other assets:
Goodwill	733,887	732,937
Deferred charges	10,318	10,428
Other	102,079	109,388

	$3,836,876	$3,742,462

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$8,730	$8,708
Accounts payable and accrued liabilities	561,471	542,008
Federal and state taxes	16,098	10,409

Total current liabilities	586,299	561,125

Other noncurrent liabilities	389,572	407,652
Long-term debt	913,148	990,661
Deferred income taxes	19,806	12,439

UHS common stockholders’ equity	1,677,996	1,543,850
Minority interest	250,055	226,735

Total equity	1,928,051	1,770,585

	$3,836,876	$3,742,462

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income attributable to UHS	$148,434	$115,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	102,219	95,379
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	4,392	(74,863)
Construction management and other receivable	21,003	(8,016)
Accrued interest	106	811
Accrued and deferred income taxes	7,934	3,288
Other working capital accounts	(1,499)	18,331
Other assets and deferred charges	3,844	15,821
Other	3,327	5,410
Minority interest in earnings of consolidated entities	23,320	13,307
Accrued insurance expense, net of commercial premiums paid	13,323	38,743
Payments made in settlement of self-insurance claims	(29,823)	(25,648)

Net cash provided by operating activities	296,580	198,466

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(183,248)	(156,062)
Acquisition of property and business	(9,006)	—
Proceeds received from sale of assets	—	2,235
Settlement proceeds received related to prior year acquisitions, net of expenses	—	1,539
Investment in joint-venture	—	(2,095)

Net cash used in investing activities	(192,254)	(154,383)

Cash Flows from Financing Activities:
Reduction of long-term debt	(77,356)	(109,727)
Additional borrowings	170	150,155
Repurchase of common shares	(15,437)	(89,816)
Dividends paid	(7,890)	(8,096)
Issuance of common stock	1,350	1,151
Capital contributions from minority member	—	2,107

Net cash used in financing activities	(99,163)	(54,226)

Increase (decrease) in cash and cash equivalents	5,163	(10,143)
Cash and cash equivalents, beginning of period	5,460	16,354

Cash and cash equivalents, end of period	$10,623	$6,211

Supplemental Disclosures of Cash Flow Information:
Interest paid	$28,723	$29,335

Income taxes paid, net of refunds	$90,942	$70,269

See accompanying notes to these condensed consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended June 30, 2009. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Operations and Financial Condition – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2009, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $389,000 and $376,000 during the three-month periods ended June 30, 2009 and 2008, respectively, and $779,000 and $743,000 during the six-month periods ended June 30, 2009 and 2008, respectively. Our pre-tax share of income from the Trust was $330,000 and $276,000 during the three-month periods ended June 30, 2009 and 2008, respectively, and $630,000 and $576,000 during the six-month periods ended June 30, 2009 and 2008, respectively. The carrying value of this investment was $8.5 million at June 30, 2009 and $8.9 million at December 31, 2008, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $24.8 million at June 30, 2009 and $25.9 million at December 31, 2008.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during each of the three-month periods ended June 30, 2009 and 2008 and $8.2 million and $8.1 million during the six-month periods ended June 30, 2009 and 2008, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

As of June 30, 2009 and December 31, 2008, the third-party minority interests (included in equity) of $250 million and $227 million, respectively, consists primarily of: (i) third-party ownership interests of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% third-party ownership in an acute care facility located in Washington D.C. and; (iii) third-party ownership interests of approximately 11% in an acute care facility located in Laredo, Texas.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of June 30, 2009, we had $288 million of borrowings outstanding under our revolving credit agreement and $444 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of June 30, 2009, we had $10 million of borrowings outstanding pursuant to this program and $190 million of available borrowing capacity.

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

As of June 30, 2009, the total accrual for our professional and general liability claims was $256 million ($255 million net of expected recoveries from state guaranty funds), of which $40 million is included in other current liabilities. As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of June 30, 2009. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of June 30, 2009.

During the second quarter of 2009, based upon a reserve analysis, we recorded a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a company-wide patient safety initiative undertaken during the last few years.

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

Other

As of June 30, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2009 totaled $85 million consisting of: (i) $68 million related to our self-insurance programs; (ii) $15 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

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

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We cooperated with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and we reserved an additional $3 million during 2009. Also during 2009, we recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. There is no assurance that a settlement can be reached in connection with this matter, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. Should we be unable to ultimately reach a settlement, we are unable at this time to determine the extent of the total financial and/or other exposure to us in connection with this matter.

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

In response to these subpoenas, we have been producing the requested documents on a rolling basis and we are cooperating with the investigations in all respects. We also have met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division to discuss a possible resolution of this matter. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. However, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the lead executive of each operating segment. The lead executives for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2008.

	Three months ended June 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,469,774	$524,246	—	$2,994,020
Gross outpatient revenues	$1,047,095	$72,513	$16,470	$1,136,078
Total net revenues	$952,578	$332,589	$18,473	$1,303,640
Income/(loss) from continuing operations before income taxes	$125,954	$76,133	$(50,923)	$151,164
Total assets as of 6/30/09	$2,634,643	$986,865	$215,368	$3,836,876

	Six months ended June 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,049,913	$1,027,927	—	$6,077,840
Gross outpatient revenues	$2,042,794	$140,641	$32,383	$2,215,818
Total net revenues	$1,912,292	$654,742	$49,025	$2,616,059
Income/(loss) from continuing operations before income taxes	$239,365	$142,297	$(106,386)	$275,276
Total assets as of 6/30/09	$2,634,643	$986,865	$215,368	$3,836,876

	Three months ended June 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,300,755	$489,317	—	$2,790,072
Gross outpatient revenues	$924,984	$65,335	$19,469	$1,009,788
Total net revenues	$925,631	$317,316	$19,630	$1,262,577
Income/(loss) from continuing operations before income taxes	$84,389	$65,377	$(47,944)	$101,822
Total assets as of 6/30/08	$2,540,035	$964,457	$214,101	$3,718,593

	Six months ended June 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$4,740,040	$978,050	—	$5,718,090
Gross outpatient revenues	$1,830,400	$131,923	$37,030	$1,999,353
Total net revenues	$1,876,900	$630,174	$33,479	$2,540,553
Income/(loss) from continuing operations before income taxes	$187,935	$126,129	$(101,299)	$212,765
Total assets as of 6/30/08	$2,540,035	$964,457	$214,101	$3,718,593

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2009	2008	2009	2008
Basic and Diluted:
Income from continuing operations attributable to UHS	$80,893	$55,190	$148,434	$115,243
Less: Net income attributable to unvested restricted share grants	(381)	(229)	(695)	(488)

Income from continuing operations – basic and diluted	$80,512	$54,961	$147,739	$114,755
Income (loss) from discontinued operations	—	(950)	—	660

Net income attributable to UHS – basic and diluted	$80,512	$54,011	$147,739	$115,415

Weighted average number of common shares – basic	48,850	50,629	49,028	50,946
Net effect of dilutive stock options and grants based on the treasury stock method	202	113	101	65

Weighted average number of common shares and equivalents – diluted	49,052	50,742	49,129	51,011

Earnings (Loss) Per Basic Share attributable to UHS:
From continuing operations	$1.65	$1.09	$3.01	$2.25
From discontinued operations	—	(0.02)	—	0.02

Total earnings per basic share	$1.65	$1.07	$3.01	$2.27

Earnings (Loss) Per Diluted Share attributable to UHS:
From continuing operations	$1.64	$1.08	$3.01	$2.25
From discontinued operations	—	(0.02)	—	0.01

Total earnings per diluted share	$1.64	$1.06	$3.01	$2.26

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded stock options totaled 2.5 million and 3,000 during the three-month periods ended June 30, 2009 and 2008, respectively, and 2.5 million and 594,000 during the six-month periods ended June 30, 2009 and 2008, respectively.

Stock-Based Compensation: During the three months ended June 30, 2009 and 2008, compensation cost of $2.4 million ($1.5 million after-tax) and $2.6 million ($1.6 million after-tax), respectively, was recognized related to outstanding stock options. During both of the six-month periods ended June 30, 2009 and 2008, compensation cost of $5.2 million ($3.2 million after-tax) was recognized related to outstanding stock options. In addition, during the three months ended June 30, 2009 and 2008, compensation costs of $786,000 ($488,000 after-tax) and $368,000 ($227,000 after-tax), respectively, was recognized related to restricted stock. During the six months ended June 30, 2009 and 2008, compensation costs of $1.4 million ($888,000 after-tax) and $2.2 million ($1.4 million after-tax) was recognized related to restricted stock. As of June 30, 2009 there was $24.4 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.5 years. There were no stock options granted during the first six months of 2009. There were 54,925 restricted stock shares granted during the first six months of 2009, with a weighted-average grant date fair value of $40.51 per share.

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

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2009	2008	2009	2008
Net income attributable to UHS	$80,893	$54,240	$148,434	$115,903
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)	(108)	(108)
Unrealized derivative gains (losses) on cash flow hedges, net of taxes	1,428	3,215	1,114	(331)

Comprehensive income attributable to UHS	$82,267	$57,401	$149,440	$115,464

During the three and six-month periods ended June 30, 2009 and 2008, none of the components of other comprehensive income related to minority interests.

(9) Dispositions and Acquisitions of assets and businesses

Acquisitions and Divestitures during the six months ended June 30, 2009:

During the second quarter of 2009, we spent $9 million to acquire a 72-bed behavioral health facility located in Louisville, Colorado.

There were no divestitures during the first six months of 2009.

Acquisitions and Divestitures during the six months ended June 30, 2008:

There were no acquisitions during the first six months of 2008.

During the first six months of 2008, we received $2 million of cash proceeds in connection with the sale of the real property of an outpatient behavioral health facility. The gain on the divestiture did not have a material impact on our results of operations.

(10) Dividends

During the quarter ended June 30, 2009, we declared and paid dividends of $.08 per share.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2009 and 2008 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$298	$298	$596	$596
Interest cost	1,209	1,207	2,418	2,414
Expected return on assets	(982)	(1,224)	(1,964)	(2,448)
Recognized actuarial loss	1,169	69	2,338	138

Net periodic pension cost	$1,694	$350	$3,388	$700

(12) Income Taxes

We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective January 1, 2007. As of January 1, 2009, our unrecognized tax benefits were approximately $4 million. The amount, if recognized, that would affect the effective tax rate is approximately $3 million. During the quarter ended June 30, 2009, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2009, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2005 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be Level 3 in the fair value hierarchy. The fair value of our interest rate swaps was a liability of $12 million at June 30, 2009 and $14 million at December 31, 2008 which are included in other long-term liabilities on the accompanying balance sheet.

The FASB has issued three related staff positions that clarify the guidance in SFAS No. 157 for fair-value measurements in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The final staff positions are effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 157 did not have a material impact on our financial condition, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The adoption of adoption of SFAS No. 160, which became effective for us on January 1, 2009, did not have a material impact on our results of operations or financial position.

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

The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the period ending September 30, 2009. The adoption of SFAS 168 will not have a material impact on our financial statements.

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

Amendments to FASB Interpretation No. 46(R): In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for us on January 1, 2010. We are currently evaluating the potential impact of SFAS 167 on our financial statements.

Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140: In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125,” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for us on January 1, 2010. We are currently evaluating the potential impact of SFAS 166 on our financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets: In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for us on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, we have determined that the adoption of FSP FAS 132(R)-1 will not have an impact on our financial statements.

Subsequent Events: In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 provides general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The statement also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this statement identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted SFAS No. 165 during the second quarter of 2009 and evaluated subsequent events through August 7, 2009.

Interim Disclosures about Fair Value of Financial Instruments: During the quarter ended June 30, 2009, we adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires that the fair value disclosures for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” be included in interim financial statements. Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The carrying amount and fair value of our long-term debt was $913 million and $912 million at June 30, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2009, we owned and/or operated or had under construction, 26 acute care hospitals (excluding 2 new replacement facilities currently being constructed) and 103 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 9 surgical hospitals and surgery and radiation oncology centers located in 6 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% of our consolidated net revenues during each of the three and six-month periods ended June 30, 2009 and 2008. Net revenues from our behavioral health care facilities accounted for 26% and 25% of our consolidated net revenues during the three-month periods ended June 30, 2009 and 2008, respectively, and 25% of our consolidated net revenues during each of the six-month periods ended June 30, 2009 and 2008. Approximately 1% of our consolidated net revenues during each of the three and six-month periods ended June 30, 2009 and 2008 were recorded in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated party that is scheduled to be completed during the fourth quarter of 2009.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% and 37% of our net patient revenues during the three-month periods ended June 30, 2009 and 2008, respectively, and 39% and 37% during the six-month periods ended June 30, 2009 and 2008, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 46% of our net patient revenues during each of the three-month periods ended June 30, 2009 and 2008, respectively, and 46% and 45% during the six-month periods ended June 30, 2009 and 2008, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $193 million at June 30, 2009 and $163 million at December 31, 2008.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $89 million at June 30, 2009 and $85 million as of December 31, 2008.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

The following table summarizes our results of operations and is used in the discussion below for the three months ended June 30, 2009 and 2008 (dollar amounts in thousands):

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,303,640	100.0%	$1,262,577	100.0%
Operating charges:
Salaries, wages and benefits	541,950	41.6%	528,081	41.8%
Other operating expenses	232,894	17.9%	259,313	20.5%
Supplies expense	176,411	13.5%	174,264	13.8%
Provision for doubtful accounts	120,670	9.3%	120,646	9.6%
Depreciation and amortization	51,085	3.9%	47,336	3.7%
Lease and rental expense	17,587	1.3%	17,866	1.4%

Subtotal operating expenses	1,140,597	87.5%	1,147,506	90.9%

	Three months ended June 30, 2009		Three months ended June 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Income from continuing operations before interest expense and income taxes	163,043	12.5%	115,071	9.1%
Interest expense, net	11,879	0.9%	13,249	1.0%

Income from continuing operations before income taxes	151,164	11.6%	101,822	8.1%
Provision for income taxes	57,187	4.4%	35,205	2.8%

Income from continuing operations	93,977	7.2%	66,617	5.3%
Income from continuing operations attributable to minority interests	13,084	1.0%	11,427	0.9%

Income from continuing operations attributable to UHS	80,893	6.2%	55,190	4.4%
Loss from discontinued operations, net of income taxes	—	—	(950)	(0.1)%

Net income attributable to UHS	$80,893	6.2%	$54,240	4.3%

Net revenues increased 3% or $41 million to $1.30 billion during the three-month period ended June 30, 2009 as compared to $1.26 billion during the comparable prior year quarter. This increase was due primarily to a $39 million or 3% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”).

Income from continuing operations before income taxes (before deduction for income attributable to minority interests) increased $49 million to $151 million during the three-month period ended June 30, 2009 as compared to $102 million during the comparable quarter of the prior year. Included in our income from continuing operations before income taxes during the second quarter of 2009, as compared to the comparable prior year quarter, was the following:

•

an increase of $21 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $8 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $23 million resulting from the reduction recorded during the second quarter of 2009 to our professional and general liability self-insurance reserves relating to years prior to 2009 (please see Note 5 to the Consolidated Financial Statements, as included herein), and;

•	a decrease of $3 million from other combined net unfavorable changes.

Net income attributable to UHS increased $27 million to $81 million during the three-month period ended June 30, 2009 as compared to $54 million during the comparable prior year quarter. The increase in net income during the second quarter of 2009, as compared to the comparable prior year quarter, consisted of:

•	the increase of $49 million in income from continuing operations before income taxes, as discussed above;

•

a decrease of $22 million resulting from an increase in income tax expense consisting primarily of: (i) a $19 million increase due to the tax provision on the $49 million increase in income from continuing operations before income taxes, as discussed above, and; (ii) a $4 million increase due to an unfavorable discrete tax item recorded in connection with our reserve established in connection with the investigation of our South Texas Health System affiliates (please see Note 5 to the Consolidated Financial Statements, as included herein);

•	a decrease of $1 million from an increase in income from continuing operations attributable to minority interests, and;

•

an increase of $1 million resulting from the loss from discontinued operations, net of income taxes, recorded during the second quarter of 2008 representing the results of operations of an acute care facility that was divested by us during the fourth quarter of 2008.

The following table summarizes our results of operations and is used in the discussion below for the six months ended June 30, 2009 and 2008 (dollar amounts in thousands):

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,616,059	100.0%	$2,540,553	100.0%
Operating charges:
Salaries, wages and benefits	1,083,247	41.4%	1,069,656	42.1%
Other operating expenses	506,115	19.3%	507,958	20.0%
Supplies expense	350,378	13.4%	353,503	13.9%
Provision for doubtful accounts	239,648	9.2%	240,443	9.5%
Depreciation and amortization	102,219	3.9%	94,079	3.7%
Lease and rental expense	34,659	1.3%	35,421	1.4%

Subtotal operating expenses	2,316,266	88.5%	2,301,060	90.6%

Income from continuing operations before interest expense and income taxes	299,793	11.5%	239,493	9.4%
Interest expense, net	24,517	0.9%	26,728	1.1%

Income from continuing operations before income taxes	275,276	10.6%	212,765	8.4%
Provision for income taxes	99,265	3.8%	72,816	2.9%

Income from continuing operations	176,011	6.8%	139,949	5.5%
Income from continuing operations attributable to minority interests	27,577	1.1%	24,706	1.0%

Income from continuing operations attributable to UHS	148,434	5.7%	115,243	4.5%
Income from discontinued operations, net of income taxes	—	—	660	0.1%

Net income attributable to UHS	$148,434	5.7%	$115,903	4.6%

Net revenues increased 3% or $76 million to $2.62 billion during the six-month period ended June 30, 2009 as compared to $2.54 billion during the comparable prior year period. The increase was attributable to:

•	a $57 million or 2% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods, and;

•

$19 million of other combined net increases in revenues consisting primarily of the revenues earned during the first six months of 2009 in connection with a construction management contract pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated party.

Income from continuing operations before income taxes (before deduction for income attributable to minority interests) increased $62 million to $275 million during the six-month period ended June 30, 2009 as compared to $213 million during the comparable prior year period. Included in our income from continuing operations before income taxes during the first six-month period of 2009, as compared to the comparable prior year period, was the following:

•

an increase of $31 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $13 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $23 million resulting from the reduction recorded during the second quarter of 2009 to our professional and general liability self-insurance reserves relating to years prior to 2009 (please see Note 5 to the Consolidated Financial Statements, as included herein), and;

•	a decrease of $5 million from other combined net unfavorable changes.

Net income attributable to UHS increased $32 million to $148 million during the six-month period ended June 30, 2009 as compared to $116 million during the comparable prior year period. The increase in net income during the first six months of 2009, as compared to the comparable prior year period, consisted of:

•	the increase of $62 million in income from continuing operations before income taxes, as discussed above;

•

a decrease of $26 million resulting from an increase in income tax expense consisting primarily of: (i) a $23 million increase due to the tax provision on the $62 million increase in income from continuing operations before income taxes, as discussed above, and; (ii) a $4 million increase due to an unfavorable discrete tax item recorded in connection with our reserve established in connection with the investigation of our South Texas Health System affiliates (please see Note 5 to the Consolidated Financial Statements, as included herein);

•	a decrease of $3 million from an increase in income from continuing operations attributable to minority interests, and;

•

a decrease of $1 million resulting from the loss from discontinued operations, net of income taxes, recorded during the first six months of 2008 representing the results of operations of an acute care facility that was divested by us during the fourth quarter of 2008.

Acute Care Hospital Services

Same Facility and All Acute Care Basis

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities owned in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our “Same Facility” results also neutralize the effect of items that are nonrecurring or non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, reserves for settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods.

As mentioned above, our results for the three and six-month period ended June 30, 2009 were favorably impacted by a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009. Although approximately $20 million of the favorable impact applies to our acute care facilities, the favorable impact is not reflected in the acute care results shown on the table below since the reduction was related to years prior to 2009. After adjusting the below-reflected acute care results for the three and six-month periods ended June 30, 2009 for this item, our Income from continuing operations before income taxes (before deduction for income attributable to minority interests) amounted to $126.0 million and $239.4 million during the three and six-month periods ended June 30, 2009, respectively. There were no such adjustments applicable to the three and six-month periods ended June 30, 2008 and there were no other differences between “Same Facility” and “All Acute Care Basis” during the three and six-month periods ended June 30, 2009 and 2008 as there were no acute care hospitals acquired or opened during the period of January 1, 2008 through June 30, 2009.

The following table summarizes the results of operations for our acute care facilities, on a same facility basis, and is used in the discussion below for the three and six months ended June 30, 2009 and 2008 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Net revenues	$952,578	100.0	$925,631	100.0	$1,912,292	100.0	$1,876,900	100.0

Salaries, wages and benefits	353,910	37.2	348,380	37.6	707,000	37.0	704,238	37.5
Other operating expenses	169,381	17.8	174,311	18.8	343,811	18.0	345,151	18.4
Supplies expense	155,931	16.4	154,258	16.7	310,033	16.2	313,552	16.7
Provision for doubtful accounts	112,900	11.9	112,873	12.2	223,065	11.7	223,618	11.9
Depreciation and amortization	41,185	4.3	38,190	4.1	82,384	4.3	75,686	4.0
Lease and rental	12,551	1.3	12,277	1.3	24,833	1.3	24,817	1.3

Subtotal operating expenses	845,858	88.8	840,289	90.8	1,691,126	88.4	1,687,062	89.9

Income from continuing operations before interest expense and income taxes	106,720	11.2	85,342	9.2	221,166	11.6	189,838	10.1
Interest expense, net	1,058	0.1	953	0.1	2,093	0.1	1,903	0.1

Income from continuing operations before income taxes (before deducting income attributable to minority interests)	$105,662	11.1	$84,389	9.1	$219,073	11.5	$187,935	10.0

The results of operations reflected above are before deduction for income from continuing operations attributable to minority interests which was $12.9 million and $11.4 million during the three-month periods ended June 30, 2009 and 2008, respectively, and $27.2 million and $24.7 million during the six-month periods ended June 30, 2009 and 2008, respectively. After deducting these expenses for each period from the income from continuing operations before income taxes, as reflected above, our acute care facilities generated pre-tax income from continuing operations of $92.8 million and $73.0 million during the three-month periods ended June 30, 2009 and 2008, respectively, and $191.8 million and $163.2 million during the six-month periods ended June 30, 2009 and 2008, respectively.

During the three-month period ended June 30, 2009, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $27 million or 3%. Excluding the favorable impact of the above-mentioned reduction to our professional and general liability self-insurance reserves, our Income from continuing operations before income taxes increased $21 million or 25% to $106 million or 11.1% of net revenues during the second quarter of 2009 as compared to $84 million or 9.1% of net revenues during the comparable prior year quarter.

During the six-month period ended June 30, 2009, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $35 million or 2%. Excluding the favorable impact of the above-mentioned reduction to our professional and general liability self-insurance reserves, our Income from continuing operations before income taxes increased $31 million or 17% to $219 million or 11.5% of net revenues during the first six months of 2009 as compared to $188 million or 10.0% of net revenues during the comparable prior year period.

In addition to the increase in net revenues resulting from the factors mentioned below, the increase in Income from continuing operations before income taxes generated by our acute care facilities during the three and six-month periods ended June 30, 2009, as compared to the comparable periods of the prior year, was due primarily to:

•

a decrease in salaries, wages and benefits expense (to 37.2% and 37.0% of net revenues during the three and six-month periods ended June 30, 2009, respectively, as compared to 37.6% and 37.5% of net revenues during the comparable three and six-month periods of the prior year, respectively) due primarily to a moderation of increases to salaries and wages due to the increased unemployment rates and general economic conditions as well as staff reductions at certain of our facilities due to decreased patient volumes;

•

a decrease in supplies expense (to 16.4% and 16.2% of net revenues during the three and six-month periods ended June 30, 2009, respectively, as compared to 16.7% during each of the comparable three and six-month periods of the prior year) due primarily to the cost savings realized from a new group purchasing agreement that commenced in April, 2008, and;

•

a decrease in other operating expenses (to 17.8% and 18.0% of net revenues during the three and six-month periods ended June 30, 2009, respectively, as compared to 18.8% and 18.4% during the comparable three and six-month periods of the prior year, respectively) due primarily to cost-reducing initiatives undertaken at our facilities as well as the impact of the disinflationary economy which has limited our vendors’ and service providers’ ability to increase their prices.

Inpatient admissions to our acute care facilities increased 1.5% and 0.1% during the three and six-month periods ended June 30, 2009, respectively, as compared to the comparable periods of the prior year. Patient days decreased 0.8% and 1.5% during the three and six-month periods ended June 30, 2009, respectively, as compared to the comparable prior year periods. The average length of patient stay at these facilities was 4.4 days during each of the three and six-month periods ended June 30, 2009 as compared to 4.5 days during each of the comparable three and six-month periods of the prior year. The occupancy rate, based on the average available beds at these facilities, was 63% and 65% during the three and six-month periods ended June 30, 2009, respectively, as compared to 62% and 65% during the comparable three and six-month periods of the prior year. During the three and six-month periods ended June 30, 2009, net revenue per adjusted admission (adjusted for outpatient activity) decreased 0.2% and increased 0.3%, respectively, as compared to the comparable periods of the prior year. During each of the three and six-month periods ended June 30, 2009, net revenue per adjusted patient day increased 2%, as compared to the comparable periods of the prior year.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $181 million and $143 million during three-month periods ended June 30, 2009 and 2008, respectively, and $340 million and $296 million during the six-month periods ended June 30, 2009 and 2008, respectively. A continued increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six-month periods ended June 30, 2009 and 2008 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Net revenues	$326,684	100.0	$314,177	100.0	$644,811	100.0	$623,574	100.0

Salaries, wages and benefits	156,024	47.8	151,917	48.4	310,811	48.2	304,179	48.8
Other operating expenses	59,459	18.2	57,853	18.4	117,302	18.2	115,229	18.5
Supplies expense	18,062	5.5	17,786	5.7	35,686	5.5	35,617	5.7
Provision for doubtful accounts	7,216	2.2	7,634	2.4	15,515	2.4	16,192	2.6
Depreciation and amortization	7,364	2.3	7,118	2.3	14,900	2.3	14,366	2.3
Lease and rental	4,097	1.3	4,390	1.4	7,957	1.2	8,482	1.4

Subtotal operating expenses	252,222	77.2	246,698	78.5	502,171	77.9	494,065	79.2

Income from continuing operations before interest expense and income taxes	74,462	22.8	67,479	21.5	142,640	22.1	129,509	20.8
Interest expense, net	51	0.0	55	0.0	102	0.0	112	0.0

Income from continuing operations before income taxes	$74,411	22.8	$67,424	21.5	$142,538	22.1	$129,397	20.8

On a same facility basis during the second quarter of 2009, as compared to the second quarter of 2008, net revenues at our behavioral health care facilities increased 4% or $13 million. Income from continuing operations before income taxes increased $7 million or 10% to $74 million or 22.8% of net revenues during the three-month period ended June 30, 2009, as compared to $67 million or 21.5% of net revenues during the comparable prior year quarter. Net revenue per adjusted patient day and per adjusted admission at these facilities increased 3.5% and 3.0%, respectively, during the second quarter of 2009, as compared to the comparable quarter of the prior year.

On a same facility basis during the six-month period ended June 30, 2009, as compared to the comparable period of the prior year, net revenues at our behavioral health care facilities increased 3% or $21 million. Income from continuing operations before income taxes increased $13 million or 10% to $142 million or 22.1% of net revenues during the six-month period ended June 30, 2009, as compared to $129 million or 20.8% of net revenues during the comparable period in the prior year. Net revenue per adjusted patient day and per adjusted admission at these facilities increased 4.2% and 2.6%, respectively, during the six-month period ended June 30, 2009, as compared to the comparable period of the prior year.

Inpatient admissions to these facilities increased 1.5% and 1.3% during the three and six-month periods ended June 30, 2009, respectively, as compared to the comparable periods in the prior year. Patient days increased 1.0% and decreased 0.2% during the three and six-month periods ended June 30, 2009, respectively, as compared to the comparable periods in the prior year. The average length of patient stay at these facilities was 15.8 days and 15.6 days during the three and six-month periods ended June 30, 2009, respectively, as compared to 15.9 days and 15.8 days during the comparable periods of the prior year. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the three and six-month periods ended June 30, 2009, respectively, as compared to 76% and 77% during the comparable periods of the prior year.

The following table summarizes the results of operations for our behavioral health care facilities for the three and six-month periods ended June 30, 2009 and 2008, including newly acquired or recently opened facilities and the portion of the above-mentioned reduction to our professional and general liability self-insurance reserves recorded during the second quarter of 2009 that is applicable to our behavioral health facilities ($3 million of the $23 million was applicable to the behavioral health facilities):

All Behavioral Health Care Facilities (dollar amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%	2008	%	2009	%	2008	%
Net revenues	$332,589	100.0	$317,316	100.0	$654,742	100.0	$630,174	100.0

Salaries, wages and benefits	159,959	48.1	155,170	48.9	318,096	48.6	310,418	49.3
Other operating expenses	58,143	17.5	59,242	18.7	117,361	17.9	117,683	18.7
Supplies expense	18,396	5.5	18,060	5.7	36,393	5.6	36,184	5.7
Provision for doubtful accounts	7,842	2.4	7,695	2.4	16,491	2.5	16,374	2.6
Depreciation and amortization	7,954	2.4	7,136	2.2	16,014	2.4	14,402	2.3
Lease and rental	4,111	1.2	4,556	1.4	7,988	1.2	8,813	1.4

Subtotal operating expenses	256,405	77.1	251,859	79.4	512,343	78.3	503,874	80.0

Income from continuing operations before interest expense and income taxes	76,184	22.9	65,457	20.6	142,399	21.7	126,300	20.0
Interest expense, net	51	0.0	80	0.0	102	0.0	171	0.0

Income from continuing operations before income taxes	$76,133	22.9	$65,377	20.6	$142,297	21.7	$126,129	20.0

During the second quarter of 2009, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 5% or $15 million. Income from continuing operations before income taxes increased $11 million or 16% to $76 million or 22.9% of net revenues during the second quarter of 2009, as compared to $65 million or 20.6% of net revenues during the second quarter of 2008. The increase in income from continuing operations before income taxes at our behavioral health facilities was primarily attributable to the increase in net revenues, as discussed above in Same Facility – Behavioral Health.

During the six-month period ended June 30, 2009, as compared to the comparable period of the prior year, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 4% or $25 million. Income from continuing operations before income taxes increased $16 million or 13% to $142 million or 21.7% of net revenues during the six-month period ended June 30, 2009, as compared to $126 million or 20.0% of net revenues during the comparable period of the prior year. The increase in income from continuing operations before income taxes at our behavioral health facilities was primarily attributable to the increase in net revenues, as discussed above in Same Facility – Behavioral Health.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2009 and 2008 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Third Party Payors:
Medicare	24%	24%	25%	24%
Medicaid	14%	13%	14%	13%
Managed Care (HMO and PPOs)	46%	46%	46%	45%
Other Sources	16%	17%	15%	18%

Total	100%	100%	100%	100%

Acute Care Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Third Party Payors:
Medicare	27%	26%	27%	27%
Medicaid	10%	10%	9%	10%
Managed Care (HMO and PPOs)	47%	47%	47%	47%
Other Sources	16%	17%	17%	16%

Total	100%	100%	100%	100%

Behavioral Health Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Third Party Payors:
Medicare	17%	15%	16%	16%
Medicaid	26%	22%	26%	22%
Managed Care (HMO and PPOs)	43%	41%	43%	41%
Other Sources	14%	22%	15%	21%

Total	100%	100%	100%	100%

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

In July, 2009, CMS published the final IPPS 2010 payment rule which provides for a 2.1% market basket increase to the base Medicare DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments are considered, we estimate our overall increase from the final federal fiscal year 2010 rule will approximate 1.1%.

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

In June 2009, CMS published its annual proposed Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2010. The proposed market basket increase to the OPPS base rate is 2.1%. When other statutorily required adjustments are considered the overall Medicare OPPS payment increase for 2010 is estimated to be 1.9%.

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

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In connection with this program, we earned revenues of $6 million and $5 million during the three-month periods ended June 30, 2009 and 2008, respectively, and $12 million and $10 million during the six-month periods ended June 30, 2009 and 2008, respectively. At this time, the local hospital district in Potter County continues to fund the program’s inter-governmental transfers (“IGTs”). However, failure of the hospital district to make future IGTs at a level consistent with 2008 and 2009 levels will reduce future revenues earned by us in connection with this program.

In May 2009, the Texas Health and Human Services Commission (“THHSC”) proposed several payment changes that would impact our acute care hospitals located in Texas. The proposed rule, if finalized, would become effective September 1, 2009 and would include the following: (i) the use of updated Medicaid DRG relative weights that would adversely impact hospitals that provide a disproportionate volume of inpatient psychiatric services, and; (ii) decrease in the base blended rate for certain hospitals that are currently receiving the statewide new hospital blended rate. If implemented, we estimate that these proposed rule changes would decrease our Texas Medicaid reimbursement by approximately $3 million annually. In July 2009, the THHSC rescinded the aforementioned changes included in its May, 2009 proposal. However, the THHSC has proposed to rebase during state fiscal year (“SFY”) 2010, on a statewide budget neutral basis, all acute care hospital inpatient Standard Dollar Amount (“SDA”) rates. In addition, the THHSC will also rebase all MS-DRG relative weights concurrent with this SDA rate change. The THHSC will use SFY2008 cost report cost data for the SDA and relative weight rebasing and will only make changes on a prospective basis regardless of when the rebased SDA rates and relative weights are implemented. We expect this rebasing to be implemented by THHSC no earlier then calendar year 2010. While we are unable to estimate the reimbursement impact, this change could have a material adverse effect on our future results of operations.

In addition, we were notified on May 6, 2009 by the THHSC that the statewide new hospital rate for our hospitals located in South Texas will be reduced. Although we are currently analyzing the notification, THHSC estimates that our Texas Medicaid reimbursement may be reduced by $9 million to $12 million annually and the reduction may become effective September 1, 2009. However, this rate change would be superseded by the rebased SDA rates required by the July 2009 proposed rule when implemented by THHSC during SFY2010.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2009 fiscal years (covering the period of September 1, 2008 through August 31, 2009 for Texas and October 1, 2008 through September 30, 2009 for South Carolina). Included in our financial results was an aggregate of $15 million and $10 million during the three-month periods ended June 30, 2009 and 2008, respectively, and $27 million and $21 million during the six-month periods ended June 30, 2009 and 2008, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

In May, 2009 the THHSC completed its mid-year update to the Medicaid DSH fund which includes a 2.5% federal stimulus update and a 1.1% consumer price index update both of which were not included in the state’s preliminary DSH payment amounts as well as additional funds being available due to certain other participating Texas hospitals reaching their DSH fund limitation. As a result of this mid-year DSH fund update, our Medicaid DSH funding has increased by $6 million during the state’s 2009 fiscal year covering the period of September 1, 2008 through August 31, 2009.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $7 million during each of the three-month periods ended June 30, 2009 and 2008 and $14 million during each of the six-month periods ended June 30, 2009 and 2008. In connection with construction management contracts pursuant to the terms of which we are building a newly constructed acute care hospital for an unrelated third party, we earned revenues of $9 million and $10 million during the three-month periods ended June 30, 2009 and 2008, respectively, and $30 million and $15 million during the six-month periods ended June 30, 2009 and 2008, respectively. Combined income from continuing operations before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three and six-month periods ended June 30, 2009 and 2008.

Interest expense was $12 million and $13 million during the three-month periods ended June 30, 2009 and 2008, respectively, and $25 million and $27 million during the six-month periods ended June 30, 2009 and 2008, respectively. In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original Notes issued in June, 2006 (see Note 4 – Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings pursuant to our revolving credit agreement and accounts receivable securitization program.

As compared to the comparable periods of the prior year, the combined average outstanding borrowings on the above-mentioned debt instruments decreased $118 million and $81 million during the three and six-month periods ended June 30, 2009, respectively, and the weighted average interest rates were relatively unchanged.

Below is a schedule of our interest expense for the three and six month periods ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Revolving credit & demand notes	$1,116	$3,328	$2,481	$7,999
$200 million, 6.75% Senior Notes due 2011	3,378	3,378	6,756	6,756
7.125% Senior Notes due 2016 (a.)	7,124	5,277	14,248	9,764
Accounts receivable securitization program	190	1,125	500	2,905
Other combined, including interest rate swap expense, net	2,710	1,911	5,124	3,248
Capitalized interest on major construction projects	(2,494)	(1,516)	(4,312)	(3,479)
Interest income	(145)	(254)	(280)	(465)

Interest expense, net	$11,879	$13,249	$24,517	$26,728

(a.)	In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued an additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006.

The effective tax rate, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, was 37.8% and 34.6% during the three-month periods ended June 30, 2009 and 2008, respectively, and 36.1% and 34.2% during the six-month periods ended June 30, 2009 and 2008, respectively. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes minus income from continuing operations attributable to minority interests, was 41.4% and 38.9% during the three-month periods ended June 30, 2009 and 2008, respectively, and 40.1% and 38.7% during the six-month periods ended June 30, 2009 and 2008, respectively. The increases in the effective rates during the three and six-month periods ended June 30, 2009, as compared to the comparable prior year periods, consisted primarily of $4.3 million unfavorable discrete tax item recorded during the second quarter of 2009 resulting from the nondeductible portion of the South Texas Health System affiliates reserve (please see Note 5 to the Consolidated Financial Statements, as included herein).

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $297 million during the six-month period ended June 30, 2009 and $198 million during the comparable six-month period of the prior year. The net increase of $99 million, or 49%, was primarily attributable to the following:

•	a favorable change of $39 million due to an increase in net income attributable to UHS plus depreciation and amortization expense;

•	a favorable change of $79 million in accounts receivable;

•

a favorable change of $29 million in construction management and other receivable which includes $10 million of cash proceeds received during the first quarter of 2009 from the estate liquidation of a commercial insurer (related receivable was recorded during the fourth quarter of 2008);

•	an unfavorable change of $20 million in other working capital accounts due primarily to the timing of accounts payable and accrued payroll disbursements;

•

an unfavorable change of $25 million in accrued insurance expense, net of commercial premiums paid, resulting primarily from a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009 (please see Note 5 to the Consolidated Financial Statements, as included herein), and;

•	$3 million of other combined net unfavorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the six-month period. The result is divided into the accounts receivable balance at June 30th each year to obtain the DSO. Our DSO were 41 days at June 30, 2009 and 50 days at June 30, 2008.

Net cash used in investing activities

During the six-month period ended June 30, 2009, we used $192 million of net cash in investing activities as compared to $154 million of net cash used in investing activities during the six months ended June 30, 2008.

During the first six months of 2009, we used $192 million of net cash in investing activities as follows:

•

spent $183 million to finance capital expenditures related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened during the second quarter of 2010; (ii) construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

(iii) construction costs related to a newly constructed 220-bed replacement acute care hospital in Denison, Texas that is scheduled to be completed and opened in late 2009; (iv) construction costs related to a new patient tower at Summerlin Hospital Medical Center located in Las Vegas, Nevada; (v) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (vi) capital expenditures for equipment, renovations and new projects at various existing facilities, and;

•	spent $9 million to acquire a 72-bed behavioral health facility located in Louisville, Colorado.

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

Net cash used in financing activities

During the six-month period ended June 30, 2009, we used $99 million of net cash in financing activities as compared to $54 million of net cash used in financing activities during the comparable six-month period of 2008.

During the first six months of 2009, we used $99 million of net cash provided by financing activities as follows:

•	spent $77 million on net of repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $15 million to repurchase 452,000 shares of our Class B Common Stock;

•	spent $8 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2008, we used $54 million of net cash provided by financing activities as follows:

•	generated $150 million of proceeds from the issuance of additional senior notes which have a 7.25% coupon rate and are scheduled to mature on June 30, 2016;

•	spent $110 million on net of repayments of debt primarily pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $90 million to repurchase 1.8 million shares of our Class B Common Stock;

•	spent $8 million to pay quarterly cash dividends of $.08 per share, and;

•

generated $4 million from other sources including the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans and capital contributions received from a third-party minority member for their share of construction costs related to Centennial Hills Hospital.

2009 Expected Capital Expenditures:

During the remaining six months of 2009, we expect to spend approximately $190 million to $210 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of June 30, 2009, we had $288 million of borrowings outstanding under our revolving credit agreement and $444 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of June 30, 2009, we had $10 million of borrowings outstanding pursuant to this program and $190 million of available borrowing capacity.

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

Our total debt as a percentage of total capitalization (including current maturities of long-term debt, long-term debt and UHS common stockholders’ equity) was 35% at June 30, 2009 and 39% at December 31, 2008.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2009, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of June 30, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2009 totaled $85 million consisting of: (i) $68 million related to our self-insurance programs; (ii) $15 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the six months ended June 30, 2009. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have received notification from the U.S. Department of Justice (“DOJ”) that, at this time, the DOJ will not be pursuing criminal prosecutive action against Universal Health Services, Inc. or our South Texas Health System affiliates. The DOJ is still investigating whether or not any individuals independently obstructed justice as it relates to the civil subpoena dated November 21, 2005. The Civil Division of the U.S. Attorney’s office in Houston, Texas continued its investigation focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We cooperated with the investigations and are responding to the matters raised with us. We have been negotiating a possible settlement of this matter with the government. We expect to continue our discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and we reserved an additional $3 million during 2009. Also during 2009, we recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. There is no assurance that a settlement can be reached in connection with this matter, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. Should we be unable to ultimately reach a settlement, we are unable at this time to determine the extent of the total financial and/or other exposure to us in connection with this matter

Investigation of Virginia Behavioral Health Facilities:

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

In response to these subpoenas, we have been producing the requested documents on a rolling basis and we are cooperating with the investigations in all respects. We also have met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division to discuss a possible resolution of this matter. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. However, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount.

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

Health Care Reform—An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals or other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations.

There have been no other material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 14,859 shares at an average price of $47.87 per share or $711,000 in the aggregate during the second quarter of 2009 and 451,699 shares at an average price of $34.18 per share or $15.4 million in the aggregate during the first six months of 2009. As of June 30, 2009, the number of shares available for purchase was 1,905,075 shares. There is no expiration date for our stock repurchase program.

2009 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares		Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
April, 2009	300			N/A	300	$34.98	$10	1,919,634
May, 2009	14,559			N/A	14,559	48.14	701	1,905,075
June, 2009	—			N/A	—	N/A	N/A	1,905,075

Total April through June	14,859	(a.)	$	N/A	14,859	$47.87	$711	1,905,075

(a)	There were no shares forfeited pursuant to the terms of the restricted stock purchase plan during the second quarter of 2009.

Dividends

During the quarter ended June 30, 2009, we declared and paid dividends of $.08 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

The following information relates to matters submitted to a vote of our shareholders at the Annual Meeting of Shareholders held on May 20, 2009.

At the meeting, the Election by Class A and Class C shareholders of three Class I Directors, as described in the proxy statement delivered to all of our shareholders, were approved by the votes indicated:

	Marc D. Miller	John H. Herrell	Leatrice Ducat
Votes cast in favor	3,664,204	3,664,204	3,664,204
Votes withheld	0	0	0

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 7, 2009	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board
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