Form 10-Q
period 2009-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2009-11-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2009:

Class A	3,328,404
Class B	45,519,874
Class C	332,700
Class D	19,399

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$1,295,109	$1,244,462	$3,911,168	$3,785,015

Operating charges:
Salaries, wages and benefits	558,244	530,858	1,641,491	1,600,514
Other operating expenses	253,792	269,299	759,907	777,257
Supplies expense	171,652	170,743	522,030	524,246
Provision for doubtful accounts	141,086	125,003	380,734	365,446
Depreciation and amortization	51,205	48,465	153,424	142,544
Lease and rental expense	17,253	17,600	51,912	53,021

	1,193,232	1,161,968	3,509,498	3,463,028

Income from continuing operations before interest expense and income taxes	101,877	82,494	401,670	321,987
Interest expense, net	10,780	13,419	35,297	40,147

Income from continuing operations before income taxes	91,097	69,075	366,373	281,840
Provision for income taxes	32,043	22,536	131,308	95,352

Income from continuing operations	59,054	46,539	235,065	186,488

Income from continuing operations attributable to minority interests	7,980	9,316	35,557	34,022

Income from continuing operations attributable to UHS	51,074	37,223	199,508	152,466

Income from discontinued operations, net of income tax expense	—	(226)	—	434

Net income attributable to UHS	$51,074	$36,997	$199,508	$152,900

Basic earnings per share attributable to UHS:
From continuing operations	$1.04	$0.73	$4.05	$2.99
From discontinued operations	—	—	—	0.01

Total basic earnings per share	$1.04	$0.73	$4.05	$3.00

Diluted earnings per share attributable to UHS:
From continuing operations	$1.03	$0.73	$4.04	$2.98
From discontinued operations	—	—	—	0.01

Total diluted earnings per share	$1.03	$0.73	$4.04	$2.99

Weighted average number of common shares - basic	48,887	50,544	48,981	50,812
Other share equivalents	365	134	189	88

Weighted average number of common shares and equivalents - diluted	49,252	50,678	49,170	50,900

Net income attributable to UHS and minority interest:
Net income attributable to UHS	$51,074	$36,997	$199,508	$152,900
Net income attributable to minority interest	7,980	9,316	35,557	34,022

Net income	$59,054	$46,313	$235,065	$186,922

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$13,630	$5,460
Accounts receivable, net	596,232	625,437
Supplies	80,726	76,043
Other current assets	35,365	26,375
Deferred income taxes	47,457	34,522
Current assets held for sale	21,580	21,580

Total current assets	794,990	789,417

Property and equipment	3,644,113	3,355,974
Less: accumulated depreciation	(1,386,112)	(1,255,682)

	2,258,001	2,100,292

Other assets:
Goodwill	732,685	732,937
Deferred charges	9,666	10,428
Other	106,167	109,388

	$3,901,509	$3,742,462

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,918	$8,708
Accounts payable and accrued liabilities	629,033	542,008
Federal and state taxes	—	10,409

Total current liabilities	631,951	561,125

Other noncurrent liabilities	396,678	407,652
Long-term debt	852,270	990,661
Deferred income taxes	52,208	12,439

UHS common stockholders’ equity	1,728,194	1,543,850
Minority interest	240,208	226,735

Total equity	1,968,402	1,770,585

	$3,901,509	$3,742,462

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income attributable to UHS	$199,508	$152,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	153,424	144,711
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	20,747	(7,796)
Construction management and other receivable	13,697	(1,674)
Accrued interest	10,712	11,290
Accrued and deferred income taxes	10,824	(3,418)
Other working capital accounts	40,434	35,941
Other assets and deferred charges	3,716	16,317
Other	7,541	12,354
Minority interest in earnings of consolidated entities	35,557	34,022
Accrued insurance expense, net of commercial premiums paid	31,321	58,127
Payments made in settlement of self-insurance claims	(43,206)	(38,011)

Net cash provided by operating activities	484,275	414,763

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(278,825)	(239,880)
Acquisition of property and business	(9,006)	(14,775)
Proceeds received from sale of assets	818	32,634
Settlement proceeds received related to prior year acquisitions, net of expenses	—	1,539
Investment in joint-venture	—	(1,270)
Purchase of minority ownership interests in majority owned businesses	—	(1,058)

Net cash used in investing activities	(287,013)	(222,810)

Cash Flows from Financing Activities:
Reduction of long-term debt	(143,844)	(219,311)
Additional borrowings	170	150,155
Repurchase of common shares	(15,467)	(104,436)
Dividends paid	(11,821)	(12,147)
Issuance of common stock	1,568	1,751
Profit distributions related to minority interests in majority owned businesses	(19,698)	(18,820)
Capital contributions from minority member	—	2,306

Net cash used in financing activities	(189,092)	(200,502)

Increase (decrease) in cash and cash equivalents	8,170	(8,549)
Cash and cash equivalents, beginning of period	5,460	16,354

Cash and cash equivalents, end of period	$13,630	$7,805

Supplemental Disclosures of Cash Flow Information:
Interest paid	$32,357	$34,198

Income taxes paid, net of refunds	$120,429	$97,907

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended September 30, 2009. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2009, we held approximately 6.6% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $431,000 and $408,000 during the three-month periods ended September 30, 2009 and 2008, respectively, and $1.2 million during each of the nine-month periods ended September 30, 2009 and 2008. Our pre-tax share of income from the Trust was $291,000 and $243,000 during the three-month periods ended September 30, 2009 and 2008, respectively, and $921,000 and $819,000 during the nine-month periods ended September 30, 2009 and 2008, respectively. The carrying value of this investment was $8.3 million at September 30, 2009 and $8.9 million at December 31, 2008, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $25.6 million at September 30, 2009 and $25.9 million at December 31, 2008.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million and $3.9 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $12.2 million and $12.0 million during the nine-month periods ended September 30, 2009 and 2008, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

As of September 30, 2009 and December 31, 2008, the third-party minority interests (included in equity) of $240 million and $227 million, respectively, consists primarily of: (i) third-party ownership interests of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% third-party ownership in an acute care facility located in Washington D.C. and; (iii) third-party ownership interests of approximately 11% in an acute care facility located in Laredo, Texas.

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

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of September 30, 2009, we had $225 million of borrowings outstanding under our revolving credit agreement and $507 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a third 364-day term in August, 2009 and matures in August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings pursuant to the Financial Accounting Standard Board’s (“FASB”) guidance regarding the accounting for transfers and servicing of financial assets and extinguishments of liabilities. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of September 30, 2009, we had $10 million of borrowings outstanding pursuant to this program and $190 million of available borrowing capacity.

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

The carrying amount and fair value of our long-term debt was $852 million and $899 million at September 30, 2009, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Effective January 1, 2009, we adopted the authoritative guidance for disclosures in connection with derivative instruments and hedging activities which requires additional disclosure about a company’s derivative activities, but does not require any new accounting related to derivative activities. We have applied the requirements of the guidance on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $13 million at September 30, 2009 and $14 million at December 31, 2008 which are included in other long-term liabilities on the accompanying balance sheet.

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

As of September 30, 2009, the total accrual for our professional and general liability claims was $261 million ($260 million net of expected recoveries from state guaranty funds), of which $40 million is included in other current liabilities. As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of September 30, 2009. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of September 30, 2009.

During the second quarter of 2009, based upon a reserve analysis, we recorded a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009. This favorable change in our estimated future claims payments, which was included in our financial results for the nine-month period ended September 30, 2009, was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a company-wide patient safety initiative undertaken during the last few years.

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

Other

As of September 30, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2009 totaled $84 million consisting of: (i) $68 million related to our self-insurance programs; (ii) $15 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $1 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Settlement of South Texas Health System Affiliates Investigation:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we were advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

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

We cooperated with the investigations and have reached an agreement to resolve the matter. We have agreed to make a payment in the amount of $ 27.5 million, which was paid in October of 2009, and have entered into a corporate integrity agreement with respect to the South Texas Health System facilities During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and we reserved an additional $3 million during 2009. Also during 2009, we recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. We do not expect to incur additional material charges with respect to this matter.

False Claims Act Case Against Virginia Behavioral Health Facilities:

In late 2007 and again on July 3, 2008 and January 27, 2009, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued subpoenas to two of our facilities, Marion Youth Center and Mountain Youth Academy, seeking documents related to the treatment of Medicaid beneficiaries at the facilities. It was our understanding at that time that the OIG was investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided which could be considered to be a basis for a false claims act violation.

On August 4, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. It was our understanding at that time that the Office of Attorney General was investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

In response to these subpoenas, we produced the requested documents on a rolling basis and we cooperated with the investigations in all respects. We also met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division on several occasions to discuss a possible resolution of this matter. However, the parties were not able to reach a resolution. Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc., Keystone Marion, LLC and Keystone Education and Youth Services, LLC, doing business as Keystone Marion Youth Center. The qui tam case was brought by four former employees of the Marion Youth Center. At this time, based upon a press release issued by the Department of Justice, the allegations being pursued by the United States and the Commonwealth of Virginia appear to relate solely to the Marion Youth Center. The United States and the Commonwealth of Virginia now have 120 days in which to serve their complaint upon the defendants. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. Although we will continue to work towards a settlement, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. If a settlement is not reached, we will defend ourselves vigorously against these allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

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

	Three months ended September 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,380,103	$524,713	—	$2,904,816
Gross outpatient revenues	$1,038,772	$68,577	$16,683	$1,124,032
Total net revenues	$947,267	$329,332	$18,510	$1,295,109
Income/(loss) from continuing operations before income taxes	$69,228	$68,884	$(47,015)	$91,097
Total assets as of 9/30/09	$2,686,343	$983,246	$231,920	$3,901,509

	Nine months ended September 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,430,016	$1,552,640	—	$8,982,656
Gross outpatient revenues	$3,081,566	$209,218	$49,066	$3,339,850
Total net revenues	$2,859,559	$984,074	$67,535	$3,911,168
Income/(loss) from continuing operations before income taxes	$308,593	$211,181	$(153,401)	$366,373
Total assets as of 9/30/09	$2,686,343	$983,246	$231,920	$3,901,509

	Three months ended September 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,259,640	$488,986	—	$2,748,626
Gross outpatient revenues	$917,982	$61,358	$19,536	$998,876
Total net revenues	$899,327	$310,832	$34,303	$1,244,462
Income/(loss) from continuing operations before income taxes	$52,504	$59,619	$(43,048)	$69,075
Total assets as of 9/30/08	$2,473,983	$955,637	$268,716	$3,698,336

	Nine months ended September 30, 2008
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,999,680	$1,467,036	—	$8,466,716
Gross outpatient revenues	$2,748,382	$193,281	$56,566	$2,998,229
Total net revenues	$2,776,227	$941,006	$67,782	$3,785,015
Income/(loss) from continuing operations before income taxes	$240,439	$185,745	$(144,344)	$281,840
Total assets as of 9/30/08	$2,473,983	$955,637	$268,716	$3,698,336

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2009	2008	2009	2008
Basic and Diluted:
Income from continuing operations attributable to UHS	$51,074	$37,223	$199,508	$152,466
Less: Net income attributable to unvested restricted share grants	(217)	(88)	(912)	(576)

Income from continuing operations – basic and diluted	$50,857	$37,135	$198,596	$151,890
Income (loss) from discontinued operations	—	(226)	—	434

Net income attributable to UHS – basic and diluted	$50,857	$36,909	$198,596	$152,324

Weighted average number of common shares – basic	48,887	50,544	48,981	50,812
Net effect of dilutive stock options and grants based on the treasury stock method	365	134	189	88

Weighted average number of common shares and equivalents – diluted	49,252	50,678	49,170	50,900

Earnings Per Basic Share attributable to UHS:
From continuing operations	$1.04	$0.73	$4.05	$2.99
From discontinued operations	—	—	—	0.01

Total earnings per basic share	$1.04	$0.73	$4.05	$3.00

Earnings Per Diluted Share attributable to UHS:
From continuing operations	$1.03	$0.73	$4.04	$2.98
From discontinued operations	—	—	—	0.01

Total earnings per diluted share	$1.03	$0.73	$4.04	$2.99

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded stock options totaled 818,000 and 6,000 during the three-month periods ended September 30, 2009 and 2008, respectively, and 2.0 million and 398,000 during the nine-month periods ended September 30, 2009 and 2008, respectively.

Stock-Based Compensation: During the three months ended September 30, 2009 and 2008, compensation cost of $2.4 million ($1.5 million after-tax) and $2.5 million ($1.6 million after-tax), respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2009 and 2008, compensation cost of $7.6 million ($4.7 million after-tax) and $7.7 million ($4.8 million after- tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended September 30, 2009 and 2008, compensation costs of $638,000 ($396,000 after-tax) and $569,000 ($351,000 after-tax), respectively, was recognized related to restricted stock. During the nine months ended September 30, 2009 and 2008, compensation costs of $2.1 million ($1.3 million after-tax) and $2.8 million ($1.7 million after-tax) was recognized related to restricted stock. As of September 30, 2009 there was $21.2 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.3 years. There were no stock options granted during the first nine months of 2009. There were 54,925 restricted stock shares granted during the first nine months of 2009, with a weighted-average grant date fair value of $40.51 per share.

(8) Comprehensive Income

Our comprehensive income (loss), which is comprised of net income plus/minus changes in unrealized gains or losses on derivative financial instruments and amortization of terminated hedge instruments, is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2009	2008	2009	2008
Net income attributable to UHS	$51,074	$36,997	$199,508	$152,900
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)	(162)	(162)
Unrealized derivative gains (losses) on cash flow hedges, net of taxes	(357)	(373)	757	(704)

Comprehensive income attributable to UHS	$50,663	$36,570	$200,103	$152,034

During the three and nine-month periods ended September 30, 2009 and 2008, none of the components of other comprehensive income related to minority interests.

(9) Dispositions and Acquisitions of assets and businesses

Acquisitions and Divestitures during the nine months ended September 30, 2009:

During the first nine months of 2009, we spent $9 million (during the second quarter) to acquire a 72-bed behavioral health facility located in Louisville, Colorado.

During the third quarter of 2009, we sold our ownership interest in an outpatient surgery center located in Oklahoma for cash proceeds of $818,000. The gain on this divestiture did not have a material impact on our financial statements.

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

(10) Dividends

During the three and nine months ended September 30, 2009, we declared and paid dividends of $.08 per share and $.24 per share, respectively.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2009 and 2008 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$298	$298	$894	$894
Interest cost	1,209	1,207	3,627	3,621
Expected return on assets	(982)	(1,224)	(2,946)	(3,672)
Recognized actuarial loss	1,169	69	3,507	207

Net periodic pension cost	$1,694	$350	$5,082	$1,050

(12) Income Taxes

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. As of January 1, 2009, our unrecognized tax benefits were approximately $4 million. The amount, if recognized, that would affect the effective tax rate is approximately $3 million. During the quarter ended September 30, 2009, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2009, we have less than $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2006 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2002. The IRS has commenced an audit for the tax year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(13) Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment becomes effective for us on January 1, 2010. We are currently evaluating the potential impact of this amendment but do not expect it to have a material impact on our financial statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”s). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment becomes effective for us on January 1, 2010. We are currently evaluating the potential impact of this amendment but we do not expect it to have a material impact on our financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In May 2009, the FASB issued standards related to accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued (referred to as subsequent events). The standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. They also set forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, the standards identify the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted these standards during the second quarter of 2009 and have evaluated subsequent events through November 6, 2009 for the quarterly period ended September 30, 2009.

In December 2008, the FASB issued guidance on employers’ disclosures about postretirement benefit plan assets. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. This guidance becomes effective for us on December 31, 2009. Since the guidance only requires enhanced disclosures, we have determined that its adoption will not have an impact on our financial statements.

In December 2007, the FASB issued accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this standard shall be applied prospectively. The adoption of this standard, which became effective for us on January 1, 2009, did not have a material impact on our results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2009, we owned and/or operated or had under construction, 25 acute care hospitals (excluding 2 new replacement facilities currently being constructed) and 104 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 8 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% and 73% of our consolidated net revenues during the three-month periods ended September 30, 2009 and 2008, respectively, and 74% during each of the six-month periods ended September 30, 2009 and 2008. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of the three and nine-month periods ended September 30, 2009 and 2008. Approximately 1% and 2% of our consolidated net revenues during the three-month periods ended September 30, 2009 and 2008, respectively, and 1% during each of the nine-month periods ended September 30, 2009 and 2008 were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•

an increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or state level and we cannot predict whether any of the proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations (see Item 1A. Risk Factors-Health Care Reform for additional disclosure);

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

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, including matters as disclosed in Item 1. Legal Proceedings;

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

During the third quarter of 2009, Southwest Healthcare System (“SWHCS”), which operates Rancho Springs Medical Center and Inland Valley Regional Medical Center in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provides that between the approximate dates of November 15, 2009 and January 15, 2010, CMS will conduct a full Medicare certification survey. While we believe that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of such a survey or that the outcome would not have a material adverse effect on us.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% and 38% of our net patient revenues during the three-month periods ended September 30, 2009 and 2008, respectively, and 38% and 37% during the nine-month periods ended September 30, 2009 and 2008, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 46% and 47% of our net patient revenues during the three-month periods ended September 30, 2009 and 2008, respectively, and 46% during each of the nine-month periods ended September 30, 2009 and 2008.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $216 million at September 30, 2009 and $163 million at December 31, 2008.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $86 million at September 30, 2009 and $85 million as of December 31, 2008.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

The following table summarizes our results of operations and is used in the discussion below for the three months ended September, 2009 and 2008 (dollar amounts in thousands):

	Three months ended September 30, 2009		Three months ended September 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,295,109	100.0%	$1,244,462	100.0%
Operating charges:
Salaries, wages and benefits	558,244	43.1%	530,858	42.7%
Other operating expenses	253,792	19.6%	269,299	21.6%
Supplies expense	171,652	13.3%	170,743	13.7%
Provision for doubtful accounts	141,086	10.9%	125,003	10.0%
Depreciation and amortization	51,205	4.0%	48,465	3.9%
Lease and rental expense	17,253	1.3%	17,600	1.4%

Subtotal operating expenses	1,193,232	92.1%	1,161,968	93.4%

Income from continuing operations before interest expense and income taxes	101,877	7.9%	82,494	6.6%
Interest expense, net	10,780	0.9%	13,419	1.0%

Income from continuing operations before income taxes	91,097	7.0%	69,075	5.6%
Provision for income taxes	32,043	2.4%	22,536	1.9%

Income from continuing operations	59,054	4.6%	46,539	3.7%
Income from continuing operations attributable to minority interests	7,980	0.7%	9,316	0.7%

Income from continuing operations attributable to UHS	51,074	3.9%	37,223	3.0%
Loss from discontinued operations, net of income taxes	—	—	(226)	0.0%

Net income attributable to UHS	$51,074	3.9%	$36,997	3.0%

Net revenues increased 4% or $51 million to $1.30 billion during the three-month period ended September 30, 2009 as compared to $1.24 billion during the comparable prior year quarter. This increase was due primarily to a $59 million or 5% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”). Partially offsetting the increase in our same facility revenues was a $15 million decrease in revenues earned in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

Income from continuing operations before income taxes (before deduction for income attributable to minority interests) increased $22 million to $91 million during the three-month period ended September 30, 2009 as compared to $69 million during the comparable quarter of the prior year. Included in our income from continuing operations before income taxes during the third quarter of 2009, as compared to the comparable prior year quarter, was the following:

•	an increase of $16 million at our acute care facilities as discussed below in Acute Care Hospital Services;

•	an increase of $9 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

•	a decrease of $3 million from other combined net unfavorable changes.

Net income attributable to UHS increased $14 million to $51 million during the three-month period ended September 30, 2009 as compared to $37 million during the comparable prior year quarter. The increase in net income attributable to UHS during the third quarter of 2009, as compared to the comparable prior year quarter, consisted of:

•	the increase of $22 million in income from continuing operations before income taxes, as discussed above;

•

a decrease of $9 million resulting from an increase in income tax expense due to the tax provision on the $22 million increase in income from continuing operations before income taxes, as discussed above, and;

•	an increase of $1 million resulting from a decrease in income from continuing operations attributable to minority interests.

The following table summarizes our results of operations and is used in the discussion below for the nine months ended September 30, 2009 and 2008 (dollar amounts in thousands):

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,911,168	100.0%	$3,785,015	100.0%
Operating charges:
Salaries, wages and benefits	1,641,491	42.0%	1,600,514	42.3%
Other operating expenses	759,907	19.4%	777,257	20.5%
Supplies expense	522,030	13.3%	524,246	13.9%
Provision for doubtful accounts	380,734	9.7%	365,446	9.7%
Depreciation and amortization	153,424	3.9%	142,544	3.8%
Lease and rental expense	51,912	1.3%	53,021	1.4%

Subtotal operating expenses	3,509,498	89.7%	3,463,028	91.5%

Income from continuing operations before interest expense and income taxes	401,670	10.3%	321,987	8.5%
Interest expense, net	35,297	0.9%	40,147	1.1%

Income from continuing operations before income taxes	366,373	9.4%	281,840	7.4%
Provision for income taxes	131,308	3.4%	95,352	2.5%

Income from continuing operations	235,065	6.0%	186,488	4.9%
Income from continuing operations attributable to minority interests	35,557	0.9%	34,022	0.9%

Income from continuing operations attributable to UHS	199,508	5.1%	152,466	4.0%
Income from discontinued operations, net of income taxes	—	—	434	0.0%

Net income attributable to UHS	$199,508	5.1%	$152,900	4.0%

Net revenues increased 3% or $126 million to $3.91 billion during the nine-month period ended September 30, 2009 as compared to $3.79 billion during the comparable prior year period. The increase was attributable to:

•	a $116 million or 3% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods, and;

•	$10 million of other combined net increases in revenues consisting primarily of the revenues earned at recently acquired or opened behavioral health care facilities.

Income from continuing operations before income taxes (before deduction for income attributable to minority interests) increased $84 million to $366 million during the nine-month period ended September 30, 2009 as compared to $282 million during the comparable prior year period. Included in our income from continuing operations before income taxes during the first nine-month period of 2009, as compared to the comparable prior year period, was the following:

•

an increase of $48 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $22 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $23 million resulting from the reduction recorded during the second quarter of 2009 to our professional and general liability self-insurance reserves relating to years prior to 2009 (please see Note 5 to the Consolidated Financial Statements, as included herein);

•

a decrease of $5 million in the income earned in connection with construction management contracts pursuant to the terms of which we built two newly constructed acute care hospitals for an unrelated party, and;

•	a decrease of $4 million from other combined net unfavorable changes.

Net income attributable to UHS increased $47 million to $200 million during the nine-month period ended September 30, 2009 as compared to $153 million during the comparable prior year period. The increase in net income during the first nine months of 2009, as compared to the comparable prior year period, consisted of:

•	the increase of $84 million in income from continuing operations before income taxes, as discussed above;

•

a decrease of $36 million resulting from an increase in income tax expense consisting primarily of: (i) a $32 million increase due to the tax provision on the $84 million increase in income from continuing operations before income taxes, as discussed above, and; (ii) a $4 million increase due to an unfavorable discrete tax item recorded in connection with the settlement of the government’s investigation of our South Texas Health System affiliates (please see Note 5 to the Consolidated Financial Statements, as included herein);

•	a decrease of $2 million from an increase in income from continuing operations attributable to minority interests, and;

•	an increase of $1 million from other combined net favorable changes.

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

The following table summarizes the results of operations for our acute care facilities, on a same facility basis, and is used in the discussion below for the three and nine months ended September 30, 2009 and 2008 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Net revenues	$947,267	100.0	$899,327	100.0	$2,859,559	100.0	$2,776,227	100.0

Salaries, wages and benefits	361,777	38.2	354,239	39.4	1,068,777	37.4	1,058,477	38.1
Other operating expenses	177,589	18.7	174,717	19.4	521,400	18.2	519,868	18.7
Supplies expense	151,478	16.0	150,322	16.7	461,511	16.1	463,874	16.7
Provision for doubtful accounts	132,856	14.0	116,041	12.9	355,921	12.4	339,659	12.2
Depreciation and amortization	41,364	4.4	38,281	4.3	123,748	4.3	113,967	4.1
Lease and rental	12,382	1.3	12,256	1.4	37,215	1.3	37,073	1.3

Subtotal operating expenses	877,446	92.6	845,856	94.1	2,568,572	89.8	2,532,918	91.2

Income from continuing operations before interest expense and income taxes	69,821	7.4	53,471	5.9	290,987	10.2	243,309	8.8
Interest expense, net	593	0.1	967	0.1	2,686	0.1	2,870	0.1

Income from continuing operations before income taxes (before deducting income attributable to minority interests)	$69,228	7.3	$52,504	5.8	$288,301	10.1	$240,439	8.7

The results of operations reflected above are before deduction for income from continuing operations attributable to minority interests which was $7.8 million and $9.7 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $35.1 million and $34.4 million during the nine-month periods ended September 30, 2009 and 2008, respectively. After deducting income from continuing operations attributable to minority interests for each period from the income from continuing operations before income taxes, as reflected above, our acute care facilities generated pre-tax income from continuing operations of $61.4 million and $42.8 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $253.2 million and $206.0 million during the nine-month periods ended September 30, 2009 and 2008, respectively.

During the three-month period ended September 30, 2009, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $48 million or 5%. Our income from continuing operations before income taxes increased $17 million or 32% to $69 million or 7.3% of net revenues during the third quarter of 2009 as compared to $53 million or 5.8% of net revenues during the comparable prior year quarter.

During the nine-month period ended September 30, 2009, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $83 million or 3%. Excluding the favorable impact of the below-mentioned reduction to our professional and general liability self-insurance reserves, our income from continuing operations before income taxes increased $48 million or 20% to

$288 million or 10.0% of net revenues during the first nine months of 2009 as compared to $240 million or 8.7% of net revenues during the comparable prior year period.

As mentioned above, our results for the nine-month period ended September 30, 2009 were favorably impacted by a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009. Although approximately $20 million of the favorable impact applies to our acute care facilities, the favorable impact is not reflected in the acute care results shown on the table above since the reduction was related to years prior to 2009. After adjusting the above-reflected acute care results for the nine-month period ended September 30, 2009 for this item, our income from continuing operations before income taxes (before deduction for income attributable to minority interests) amounted to $309 million. There were no such adjustments applicable to the three-month period ended September 30, 2009 or the three and nine-month periods ended September 30, 2008. There were no other differences between “Same Facility” and “All Acute Care Basis” during the three and nine-month periods ended September 30, 2009 and 2008 as there were no acute care hospitals acquired or opened during the period of January 1, 2008 through September 30, 2009.

In addition to the increase in net revenues resulting from the factors mentioned below, the increase in income from continuing operations before income taxes generated by our acute care facilities during the three and nine-month periods ended September 30, 2009, as compared to the comparable periods of the prior year, was due primarily to, as a percentage of net revenues:

•

a decrease in salaries, wages and benefits expense (to 38.2% and 37.4% of net revenues during the three and nine-month periods ended September 30, 2009, respectively, as compared to 39.4% and 38.1% of net revenues during the comparable three and nine-month periods of the prior year, respectively) due primarily to a moderation of increases to salaries and wages due to the increased unemployment rates and general economic conditions as well as staff reductions at certain of our facilities due to decreased patient volumes;

•

a decrease in supplies expense (to 16.0% and 16.1% of net revenues during the three and nine-month periods ended September 30, 2009, respectively, as compared to 16.7% during each of the comparable three and nine-month periods of the prior year) due primarily to the cost savings realized from a new group purchasing agreement that commenced in April, 2008, and;

•

a decrease in other operating expenses (to 18.7% and 18.2% of net revenues during the three and nine-month periods ended September 30, 2009, respectively, as compared to 19.4% and 18.7% during the comparable three and nine-month periods of the prior year, respectively) due primarily to cost-reducing initiatives undertaken at our facilities as well as the impact of the disinflationary economy which has limited our vendors’ and service providers’ ability to increase their prices.

Inpatient admissions to our acute care facilities increased 0.5% and 0.3% during the three and nine-month periods ended September 30, 2009, respectively, as compared to the comparable periods of the prior year. Patient days decreased 2.2% and 1.7% during the three and nine-month periods ended September 30, 2009, respectively, as compared to the comparable prior year periods. The average length of patient stay at these facilities was 4.3 days and 4.4 days during the three-month periods ended September 30, 2009 and 2008, respectively, and 4.4 days and 4.5 days during the nine-month periods ended September 30, 2009 and 2008, respectively. The occupancy rate, based on the average available beds at these facilities, was 59% and 61% during the three-month periods ended September 30, 2009 and 2008, respectively, and 63% during each of the nine-month periods ended September 30, 2009 and 2008. During the three and nine-month periods ended September 30, 2009, net revenue per adjusted admission (adjusted for outpatient activity) increased 2.6% and 1.1%, respectively, as compared to the comparable periods of the prior year. During the three and nine-month periods ended September 30, 2009, net revenue per adjusted patient day increased 5.5% and 3.1%, respectively, as compared to the comparable periods of the prior year.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $169 million and $154 million during three-month periods ended September 30, 2009 and 2008, respectively, and $509 million and $450 million during the nine-month periods ended September 30, 2009 and 2008, respectively. A continued increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2009 and 2008 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Net revenues	$320,881	100.0	$309,786	100.0	$965,692	100.0	$933,360	100.0

Salaries, wages and benefits	156,720	48.8	152,287	49.2	467,531	48.4	456,466	48.9
Other operating expenses	57,835	18.0	57,755	18.6	175,137	18.1	172,984	18.5
Supplies expense	17,831	5.6	18,347	5.9	53,517	5.5	53,964	5.8
Provision for doubtful accounts	7,738	2.4	8,748	2.8	23,253	2.4	24,940	2.7
Depreciation and amortization	7,261	2.3	7,487	2.4	22,161	2.3	21,853	2.3
Lease and rental	4,009	1.2	4,179	1.3	11,966	1.2	12,661	1.4

Subtotal operating expenses	251,394	78.3	248,803	80.3	753,565	78.0	742,868	79.6

Income from continuing operations before interest expense and income taxes	69,487	21.7	60,983	19.7	212,127	22.0	190,492	20.4
Interest expense, net	36	0.1	54	0.0	138	0.0	166	0.0

Income from continuing operations before income taxes	$69,451	21.6	$60,929	19.7	$211,989	22.0	$190,326	20.4

On a same facility basis during the third quarter of 2009, as compared to the third quarter of 2008, net revenues at our behavioral health care facilities increased 4% or $11 million. Income from continuing operations before income taxes increased $8 million or 14% to $69 million or 21.6% of net revenues during the three-month period ended September 30, 2009, as compared to $61 million or 19.7% of net revenues during the comparable prior year quarter. Net revenue per adjusted patient day and per adjusted admission at these facilities increased 2.2% and 1.5%, respectively, during the third quarter of 2009, as compared to the comparable quarter of the prior year.

On a same facility basis during the nine-month period ended September 30, 2009, as compared to the comparable period of the prior year, net revenues at our behavioral health care facilities increased 4% or $32 million. Income from continuing operations before income taxes increased $22 million or 11% to $212 million or 22.0% of net revenues during the nine-month period ended September 30, 2009, as compared to $190 million or 20.4% of net revenues during the comparable period in the prior year. Net revenue per adjusted patient day and per adjusted admission at these facilities increased 3.5% and 2.3%, respectively, during the nine-month period ended September 30, 2009, as compared to the comparable period of the prior year.

Inpatient admissions to these facilities increased 2.1% and 1.6% during the three and nine-month periods ended September 30, 2009, respectively, as compared to the comparable periods in the prior year. Patient days increased 1.4% and 0.4% during the three and nine-month periods ended September 30, 2009, respectively, as compared to the comparable periods in the prior year. The average length of patient stay at these facilities was 15.6 days during each of the three and nine-month periods ended September 30, 2009 as compared to 15.7 days during each of the comparable periods of the prior year. The occupancy rate, based on the average available beds at these facilities, was 74% and 75% during the three and nine-month periods ended September 30, 2009, respectively, as compared to 74% and 76% during the comparable periods of the prior year.

The following table summarizes the results of operations for our behavioral health care facilities for the three and nine-month periods ended September 30, 2009 and 2008, including newly acquired or recently opened facilities and the portion of the above-mentioned reduction to our professional and general liability self-insurance reserves recorded during the second quarter of 2009 that is applicable to our behavioral health facilities ($3 million of the $23 million was applicable to the behavioral health facilities):

All Behavioral Health Care Facilities (dollar amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%	2008	%	2009	%	2008	%
Net revenues	$329,332	100.0	$310,832	100.0	$984,074	100.0	$941,006	100.0

Salaries, wages and benefits	161,891	49.2	153,390	49.3	479,987	48.8	463,808	49.3
Other operating expenses	60,015	18.2	58,781	18.9	177,376	18.0	176,464	18.8
Supplies expense	18,468	5.6	18,472	5.9	54,861	5.6	54,656	5.8
Provision for doubtful accounts	8,113	2.5	8,729	2.8	24,604	2.5	25,102	2.7
Depreciation and amortization	7,877	2.4	7,494	2.4	23,891	2.4	21,896	2.3
Lease and rental	4,048	1.2	4,277	1.4	12,036	1.2	13,094	1.4

Subtotal operating expenses	260,412	79.1	251,143	80.8	772,755	78.5	755,020	80.2

Income from continuing operations before interest expense and income taxes	68,920	20.9	59,689	19.2	211,319	21.5	185,986	19.8
Interest expense, net	36	0.0	70	0.0	138	0.0	241	0.1

Income from continuing operations before income taxes	$68,884	20.9	$59,619	19.2	$211,181	21.5	$185,745	19.7

During the third quarter of 2009, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 6% or $19 million. Income from continuing operations before income taxes increased $9 million or 16% to $69 million or 20.9% of net revenues during the third quarter of 2009, as compared to $60 million or 19.2% of net revenues during the third quarter of 2008.

During the nine-month period ended September 30, 2009, as compared to the comparable period of the prior year, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 5% or $43 million. Income from continuing operations before income taxes increased $25 million or 14% to $211 million or 21.5% of net revenues during the nine-month period ended September 30, 2009, as compared to $186 million or 19.7% of net revenues during the comparable period of the prior year.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and nine-month periods ended September 30, 2009 and 2008 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Third Party Payors:
Medicare	24%	24%	24%	24%
Medicaid	15%	14%	14%	13%
Managed Care (HMO and PPOs)	46%	47%	46%	46%
Other Sources	15%	15%	16%	17%

Total	100%	100%	100%	100%

Acute Care Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Third Party Payors:
Medicare	25%	26%	27%	27%
Medicaid	11%	13%	10%	11%
Managed Care (HMO and PPOs)	47%	48%	47%	47%
Other Sources	17%	13%	16%	15%

Total	100%	100%	100%	100%

Behavioral Health Facilities

	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Third Party Payors:
Medicare	19%	17%	17%	16%
Medicaid	26%	19%	26%	21%
Managed Care (HMO and PPOs)	42%	43%	42%	42%
Other Sources	13%	21%	15%	21%

Total	100%	100%	100%	100%

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

In October 2009, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2010. The final market basket increase to the OPPS base rate is 2.1%. When other statutorily required adjustments are considered the overall Medicare OPPS payment increase for 2010 is estimated to be 1.9%.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Nevada, Florida, California, Washington, DC and Illinois. The majority of these states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in the reduction of Medicaid funding for 2009. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits also projected for 2010, which could adversely affect future levels of Medicaid reimbursement received by our hospitals. Conversely, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law and contained various Medicaid provisions that will impact our hospitals including the following: (i) temporary increases to Medicaid funding through enhanced federal matching assistance percentages (“FMAPs”) for a 27 month period retroactive to October 1, 2008 through December 31, 2010 with all states receiving a FMAP increase of 6.2% and also receiving a bonus FMAP increase contingent on the increased level of a state’s unemployment rate; (ii) a temporary increase of 2.5% in the federal Medicaid disproportionate share hospital allotment for both federal fiscal years 2009 and 2010, and; (iii) states will be required to maintain effort on Medicaid eligibility consistent with requirements prior to passage of this law. Due to the indirect nature of the enhanced Medicaid federal funding contained within the American Recovery and Reinvestment Act of 2009, we are unable to determine the impact of these Medicaid changes on our future results of operations.

In February, 2005, a Texas Medicaid State Plan Amendment went into effect for Potter County that expands the supplemental inpatient reimbursement methodology for the state’s Medicaid program. This state plan amendment was approved retroactively to March, 2004. In connection with this program, we earned revenues of $8 million and $5 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $21 million and $14 million during the nine-month periods ended September 30, 2009 and 2008, respectively. At this time, the local hospital district in Potter County continues to fund the program’s inter-governmental transfers (“IGTs”). However, failure of the hospital district to make future IGTs at a level consistent with 2008 and 2009 levels will reduce future revenues earned by us in connection with this program.

In July 2009, the Texas Health and Human Services Commission (“THHSC”) issued a final rule and will rebase during state fiscal year (“SFY”) 2010, on a statewide budget neutral basis, all acute care hospital inpatient Standard Dollar Amount (“SDA”) rates. In addition, the THHSC will also rebase all MS-DRG relative weights concurrent with this SDA rate change. The THHSC will use SFY2008 cost report cost data for the SDA and relative weight rebasing and will only make changes on a prospective basis regardless of when the rebased SDA rates and relative weights are implemented. We expect this rebasing to be implemented by THHSC no earlier than January 1, 2010. While we are unable to estimate the reimbursement impact, this change could have a material adverse effect on our future results of operations.

In addition, we were notified on May 6, 2009 by the THHSC that the statewide new hospital rate for our hospitals located in South Texas will be reduced. Although the definitive hospital rate has not yet been finalized, at this time, we estimate that our Texas Medicaid reimbursement will be reduced by $12 million annually, applied retroactively to September 1, 2009. Our financial statements for the nine months ended September 30, 2009 reflect this estimated hospital rate decrease. This rate change will be superseded by the rebased SDA rates required by the July 2009 proposed rule when implemented by THHSC during SFY2010.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2010 fiscal years (covering the period of September 1, 2009 through August 31, 2010 for Texas and October 1, 2009 through September 30, 2010 for South Carolina). Included in our financial results was an aggregate of $16 million and $9 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $43 million and $30 million during the nine-month periods ended September 30, 2009 and 2008, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $6 million and $8 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $20 million and $22 million during each of the nine-month periods ended September 30, 2009 and 2008. In connection with construction management contracts pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party, we earned revenues of $10 million and $25 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $40 million during each of the nine-month periods ended September 30, 2009 and 2008. Combined income from continuing operations before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three and nine-month periods ended September 30, 2009 and 2008.

Interest expense was $11 million and $13 million during the three-month periods ended September 30, 2009 and 2008, respectively, and $35 million and $40 million during the nine-month periods ended September 30, 2009 and 2008, respectively. In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original Notes issued in June, 2006 (see Note 4 – Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings pursuant to our revolving credit agreement and accounts receivable securitization program. As compared to the comparable periods of the prior year, the combined average outstanding borrowings on the above-mentioned debt instruments decreased $110 million and $91 million during the three and nine-month periods ended September 30, 2009, respectively, and the weighted average interest rates decreased 0.7% and 0.3% during the three and nine-month periods ended September 30, 2009, respectively, as compared to the comparable prior year periods.

Below is a schedule of our interest expense for the three and nine month periods ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Revolving credit & demand notes	$868	$1,887	$3,349	$9,886
$200 million, 6.75% Senior Notes due 2011	3,377	3,377	10,133	10,133
7.125% Senior Notes due 2016 (a.)	7,124	7,124	21,372	16,888
Accounts receivable securitization program	106	1,202	606	4,107
Other combined, including interest rate swap expense, net	2,421	2,000	7,545	5,248
Capitalized interest on major construction projects	(3,460)	(1,925)	(7,772)	(5,404)
Interest income	344	(246)	64	(711)

Interest expense, net	$10,780	$13,419	$35,297	$40,147

(a.)	In June, 2006, we issued $250 million of senior notes (the “Notes”) which have a 7.125% coupon rate and mature on June 30, 2016. Interest on the Notes is payable semiannually in arrears on June 30 and December 30 of each year. In June, 2008, we issued an additional $150 million of Notes which formed a single series with the original Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006.

The effective tax rate, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, was 35.2% and 32.6% during the three-month periods ended September 30, 2009 and 2008, respectively, and 35.8 and 33.8% during the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes minus income from continuing operations attributable to minority interests, was 38.5% and 37.7% during the three-month periods ended September 30, 2009 and 2008, respectively, and 39.7% and 38.5% during the nine-month periods ended September 30, 2009 and 2008, respectively. The increases in the effective tax rates during the three-month period ended September 30, 2009, as compared to the comparable prior year quarter, resulted primarily from an increase in the effective state income tax rate. The increases in the effective tax rates during the nine-month period ended September 30, 2009, as compared to the comparable period of the prior year, consisted primarily of the $4.3 million unfavorable discrete tax item recorded during the second quarter of 2009 resulting from the nondeductible portion of the South Texas Health System affiliates reserve (please see Note 5 to the Consolidated Financial Statements, as included herein) and an increase in the effective state income tax rate.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $484 million during the nine-month period ended September 30, 2009 and $415 million during the comparable nine-month period of the prior year. The net increase of $69 million, or 17%, was primarily attributable to the following:

•	a favorable change of $55 million due to an increase in net income attributable to UHS plus depreciation and amortization expense;

•	a favorable change of $29 million in accounts receivable;

•

a favorable change of $15 million in construction management and other receivable which includes $10 million of cash proceeds received during the first quarter of 2009 from the estate liquidation of a commercial insurer (related receivable was recorded during the fourth quarter of 2008);

•

an unfavorable change of $32 million in accrued insurance expense, net of commercial premiums paid, resulting primarily from a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009 (please see Note 5 to the Consolidated Financial Statements, as included herein), and;

•	$2 million of other combined net favorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the nine-month period. The result is divided into the accounts receivable balance at September 30th each year to obtain the DSO. Our DSO were 42 days at September 30, 2009 and 46 days at September 30, 2008.

Net cash used in investing activities

During the nine-month period ended September 30, 2009, we used $287 million of net cash in investing activities as compared to $154 million of net cash used in investing activities during the six months ended June 30, 2008.

During the first nine months of 2009, we used $287 million of net cash in investing activities as follows:

•

spent $279 million to finance capital expenditures related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened during the second quarter of 2010; (ii) construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California; (iii) construction costs related to a newly constructed 220-bed replacement acute care hospital in Denison, Texas that is scheduled to be completed and opened in late 2009; (iv) construction costs related to a new patient tower at Summerlin Hospital Medical Center located in Las Vegas, Nevada; (v) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (vi) capital expenditures for equipment, renovations and new projects at various existing facilities, and;

•	spent $9 million to acquire a 72-bed behavioral health facility located in Louisville, Colorado.

During the first nine months of 2008, we used $223 million of net cash in investing activities as follows:

•

spent $240 million to finance capital expenditures at our facilities, including construction costs related to Centennial Hills Hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008, a new 171-bed acute care hospital located in Palmdale, California, and a major expansion to our Southwest Healthcare System located in California;

•

received $33 million of proceeds from the sale of assets including the sale of our ownership interest in a third-party provider of supply chain services to various healthcare organizations and the sale of certain real property assets;

•	spent $15 million on the acquisition of a behavioral health care facility, and;

•	spent $1 million on other combined net investing activities.

Net cash used in financing activities

During the nine-month period ended September 30, 2009, we used $189 million of net cash in financing activities as compared to $201 million of net cash used in financing activities during the comparable nine-month period of 2008.

During the first nine months of 2009, we used $189 million of net cash provided by financing activities as follows:

•	spent $144 million on net of repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $20 million to pay profit distributions related to minority interests in majority owned businesses;

•	spent $15 million to repurchase 452,000 shares of our Class B Common Stock;

•	spent $12 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first nine months of 2008, we used $201 million of net cash provided by financing activities as follows:

•	generated $150 million of proceeds from the issuance of additional senior notes which have a 7.25% coupon rate and are scheduled to mature on June 30, 2016;

•	spent $219 million on net of repayments of debt primarily pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $104 million to repurchase 2.05 million shares of our Class B Common Stock;

•	spent $19 million to pay profit distributions related to minority interests in majority owned businesses;

•	spent $12 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $3 million from other combined sources.

2009 Expected Capital Expenditures:

During the remaining three months of 2009, we expect to spend approximately $95 million to $115 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of September 30, 2009, we had $225 million of borrowings outstanding under our revolving credit agreement and $507 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a second 364-day term in August, 2008. The Securitization has a term-out feature that can be exercised by us if the banks do not extend the Securitization which would extend the maturity date to August, 2010. Under the terms of the term-out provision, the borrowing rate would be the same as our Credit Agreement rate. Outstanding borrowings which can be refinanced through available borrowings under the terms of our Credit Agreement are classified as long-term on our balance sheet. We have accounted for this Securitization as borrowings under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of September 30, 2009, we had $10 million of borrowings outstanding pursuant to this program and $190 million of available borrowing capacity.

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

Our total debt as a percentage of total capitalization (including current maturities of long-term debt, long-term debt and UHS common stockholders’ equity) was 33% at September 30, 2009 and 39% at December 31, 2008.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2009, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Operations and Financial Condition – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of September 30, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2009 totaled $84 million consisting of: (i) $68 million related to our self-insurance programs; (ii) $15 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $1 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the nine months ended September 30, 2009. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

As of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Settlement of South Texas Health System Affiliates Investigation:

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. On February 16, 2007, our South Texas Health System affiliates were served with a search warrant in connection with what we were advised was a related criminal Grand Jury investigation concerning the production of documents. At that time, the government obtained various documents and other property related to the facilities. Follow-up Grand Jury subpoenas for documents and witnesses and other requests for information were subsequently served on South Texas Health System facilities and certain employees and former employees.

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

We cooperated with the investigations and have reached an agreement to resolve the matter. We have agreed to make a payment in the amount of $ 27.5 million, which was paid in October of 2009, and have entered into a corporate integrity agreement with respect to the South Texas Health System facilities During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and we reserved an additional $3 million during 2009. Also during 2009, we recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. We do not expect to incur additional material charges with respect to this matter.

False Claims Act Case Against Virginia Behavioral Health Facilities:

In late 2007 and again on July 3, 2008 and January 27, 2009, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued subpoenas to two of our facilities, Marion Youth Center and Mountain Youth Academy, seeking documents related to the treatment of Medicaid beneficiaries at the facilities. It was our understanding at that time that the OIG was investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided which could be considered to be a basis for a false claims act violation.

On August 4, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. It was our understanding at that time that the Office of Attorney General was investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

In response to these subpoenas, we produced the requested documents on a rolling basis and we cooperated with the investigations in all respects. We also met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division on several occasions to discuss a possible resolution of this matter. However, the parties were not able to reach a resolution. Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc., Keystone Marion, LLC and Keystone Education and Youth Services, LLC, doing business as Keystone Marion Youth Center. The qui tam case was brought by four former employees of the Marion Youth Center. At this time, based upon a press release issued by the Department of Justice, the allegations being pursued by the United States and the Commonwealth of Virginia appear to relate solely to the Marion Youth Center. The United States and the Commonwealth of Virginia now have 120 days in which to serve their complaint upon the defendants. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. Although we will continue to work towards a settlement, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. If a settlement is not reached, we will defend ourselves vigorously against these allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

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

General economic and credit market conditions—Our future patient volumes, our ability to collect our outstanding accounts receivable and our overall future results of operations could be materially unfavorably impacted by continued deterioration in general economic conditions which could result in increases to the number of people unemployed and/or uninsured as well as potential reductions to our revenues due to decreased funding related to Medicaid and other healthcare programs in certain states. The ongoing tightening in the credit markets and the instability in the banking and financial institutions has not had a material impact on us. However, there can be no assurance that continued deterioration in credit market conditions will not have a material unfavorable impact on our ability to finance our future growth through borrowed funds.

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

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase program. Pursuant to the terms of our program, we purchased 493 shares at an average price of $61.78 per share or $30,500 in the aggregate during the third quarter of 2009 and 452,192 shares at an average price of $34.21 per share or $15.5 million in the aggregate during the first nine months of 2009. As of September 30, 2009, the number of shares available for purchase was 1,904,582 shares. There is no expiration date for our stock repurchase program.

2009 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
July, 2009	—		N/A	—	N/A	N/A	1,905,075
August, 2009	4,000		$0.01	—	N/A	0	1,905,075
September, 2009	493		N/A	493	$61.78	$30	1,904,582

Total July through September	4,493	(a.)	$0.01	493	$61.78	$30	1,904,582

(a)	Includes 4,000 shares forfeited pursuant to the terms of the restricted stock purchase plan during the third quarter of 2009.

Dividends

During the quarter ended September 30, 2009, we declared and paid dividends of $.08 per share.

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 6, 2009	/s/ Alan B. Miller
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