Form 10-K
period 2009-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2010-02-25
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-10765

UNIVERSAL HEALTH SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-2077891
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

UNIVERSAL CORPORATE CENTER	19406-0958
367 South Gulph Road	(Zip Code)
P.O. Box 61558 King of Prussia, Pennsylvania
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2009 was $2.19 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2010, were 6,656,808, 89,617,511, 665,400 and 37,638, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2009 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2009. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. Universal Health Services, Inc. is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of, Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or “the company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including its UHS of Delaware, Inc.

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 25, 2010, we owned and/or operated or had under construction, 25 acute care hospitals (excluding 1 new replacement facility currently being constructed) and 102 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% of our consolidated net revenues in each of 2009, 2008 and 2007. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of 2009, 2008 and 2007. Approximately 1% in each of 2009, 2008 and 2007 of our consolidated net revenues were recorded in connection with two construction management contracts pursuant to the terms of which we built newly constructed acute care hospitals for an unrelated third party.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2009. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

In addition, our aggressive recruiting of highly qualified physicians and developing provider networks help to establish our facilities as an important source of quality healthcare in their respective communities.

2009 Acquisition and Divestiture Activities

Acquisitions:

During 2009, we spent $12 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 72-bed behavioral health care facility located in Louisville, Colorado, and;

•	the acquisition of the real property assets of a medical office building located on the campus of one of our acute care hospitals located in Texas.

Divestitures:

During 2009, we received $10 million from the divestiture of assets and businesses, including the following:

•	the sale of the real property assets of a medical office building on the campus of a previously divested acute care facility located in Pennsylvania, and;

•	the sale of our ownership interest in an outpatient surgery center.

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

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five-year period has been included up to the respective dates of divestiture.

	2009	2008	2007	2006	2005
Average Licensed Beds:
Acute Care Hospitals—U.S. & Puerto Rico (1)	5,484	6,101	5,962	5,617	5,707
Behavioral Health Centers	7,921	7,658	7,348	6,607	4,849
Acute Care Hospitals—France (2)	—	—	—	—	667
Average Available Beds (3):
Acute Care Hospitals—U.S. & Puerto Rico (1)	5,128	5,249	5,110	4,783	5,110
Behavioral Health Centers	7,901	7,629	7,315	6,540	4,766
Acute Care Hospitals—France (2)	—	—	—	—	662
Admissions:
Acute Care Hospitals—U.S. & Puerto Rico (1)	265,244	268,207	262,147	246,429	261,402
Behavioral Health Centers	136,639	129,553	119,730	111,490	102,683
Acute Care Hospitals—France (2)	—	—	—	—	37,262
Average Length of Stay (Days):
Acute Care Hospitals—U.S. & Puerto Rico (1)	4.4	4.5	4.5	4.4	4.5
Behavioral Health Centers	15.4	16.1	16.8	16.6	14.1
Acute Care Hospitals—France (2)	—	—	—	—	4.6
Patient Days (4):
Acute Care Hospitals—U.S. & Puerto Rico (1)	1,166,704	1,200,672	1,172,130	1,095,375	1,179,894
Behavioral Health Centers	2,105,625	2,085,114	2,007,119	1,855,306	1,446,260
Acute Care Hospitals—France (2)	—	—	—	—	172,084
Occupancy Rate—Licensed Beds (5):
Acute Care Hospitals—U.S. & Puerto Rico (1)	58%	54%	54%	53%	57%
Behavioral Health Centers	73%	74%	75%	77%	82%
Acute Care Hospitals—France (2)	—	—	—	—	71%
Occupancy Rate—Available Beds (5):
Acute Care Hospitals—U.S. & Puerto Rico (1)	62%	62%	63%	63%	63%
Behavioral Health Centers	73%	75%	75%	78%	83%
Acute Care Hospitals—France (2)	—	—	—	—	71%

(1)	The acute care facilities located in Puerto Rico were divested by us during the first quarter of 2005 and Central Montgomery Medical Center located in Pennsylvania was divested during the fourth quarter of 2008. The statistical information for these facilities is included in the above information through the divestiture date.
(2)	The facilities located in France were divested by us during the second quarter of 2005 and the statistical information for these facilities is included in the above information through the divestiture date.
(3)	“Average Available Beds” is the number of beds which are actually in service at any given time for immediate patient use with the necessary equipment and staff available for patient care. A hospital may have appropriate licenses for more beds than are in service for a number of reasons, including lack of demand, incomplete construction, and anticipation of future needs.
(4)	“Patient Days” is the sum of all patients for the number of days that hospital care is provided to each patient.
(5)	“Occupancy Rate” is calculated by dividing average patient days (total patient days divided by the total number of days in the period) by the number of average beds, either available or licensed.

Sources of Revenue

We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenue for additional disclosure. Other information related to our revenues, income and other operating information for each reporting segment of our business is provided in Note 11 to our Consolidated Financial Statements, Segment Reporting.

Regulation and Other Factors

Overview: The healthcare industry is subject to numerous laws, regulations and rules including among others those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact on us.

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

If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payors. Although we believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards, please see Item 1A. Risk Factors on page 21 of this Report for disclosure regarding ongoing matters with the Centers for Medicare and Medicaid Services in connection with our Two Rivers Psychiatric Hospital and Southwest Healthcare System. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

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

Conversion Legislation: Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the attorney general, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise discretionary authority over these transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation and the increased review of not-for-profit hospital conversions may limit our ability to grow through acquisitions of not-for-profit hospitals.

Utilization Review: Federal regulations require that admissions and utilization of facilities by Medicare and Medicaid patients must be reviewed in order to ensure efficient utilization of facilities and services. The law and regulations require Peer Review Organizations (“PROs”) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group (“DRG”) classifications and the appropriateness of cases of extraordinary length of stay. PROs may deny payment for services provided, assess fines and also have the authority to recommend to the Department of Health and Human Services (“HHS”) that a provider that is in substantial non-compliance with the standards of the PRO be excluded from participating in the Medicare program. We have contracted with PROs in each state where we do business to perform the required reviews.

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

Anti-kickback Statute: A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state health care program.

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

When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The recent enactment of the Fraud Enforcement and Recovery Act has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. The Fraud Enforcement and Recovery Act also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court.

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

HIPAA Administrative Simplification and Privacy Requirements: The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPAA also established new federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties.

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

We were required to comply with the privacy requirements of HIPAA by April 14, 2003. We believe that we were in material compliance with the privacy regulations by that date and remain so, as we continue to develop training and revise procedures to address ongoing compliance. The HIPAA security regulations require health care providers to implement administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of patient information. HITECH has since strengthened certain HIPAA rules regarding the use and disclosure of protected health information, extended certain HIPAA provisions to business associates, and created new security breach notification requirements. HITECH has also extended the ability to impose civil money penalties on providers not knowing that a HIPAA violation has occurred. We were required to comply with the security regulations by April 20, 2005 and believe that we have been in substantial compliance with HIPAA and HITECH requirements to date.

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

Health Care Industry Investigations: We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations and litigation. Please see Item 3. Legal Proceedings included herein for disclosure related to: (i) Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital, and: (ii) False Claim Act case against Virginia Behavioral Health Facilities.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. The Civil Division of the U.S. Attorney’s office in Houston, Texas focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We cooperated with the investigations and, during the fourth quarter of 2009, reached an agreement to resolve the matter. We agreed to make a payment in the amount of $ 27.5 million, which was paid in October of 2009, and, with respect to the South Texas Health System affiliates, we have entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General for the Department of Health and Human Services. The CIA requires South Texas Health System affiliates to develop and implement an enhanced compliance program and contains specific reporting requirements. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and recorded an additional $3 million during 2009. Also during 2009, we recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. We do not expect to incur additional material charges with respect to this matter.

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

Medical Staff and Employees

Our facilities had approximately 39,900 employees on December 31, 2009, of whom approximately 28,100 were employed full-time. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. With a few exceptions, physicians are not employees of our hospitals and in a number of our markets, may have admitting privileges at other hospitals in addition to ours. Approximately 100 physicians are employed either directly by certain of our acute care facilities or affiliated by group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. We employ approximately 130 psychiatrists within our behavioral health division. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital.

Approximately 2,000 of our employees at six of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the SEIU. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Pennsylvania Clinical Schools, unionized employees are represented by the District Council 88, American Federation of State, County and Municipal Employees—AFL-CIO. We believe that our relations with our employees are satisfactory.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2009, we held approximately 6.5% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.6 million during each of 2009 and 2008 and $1.4 million during 2007. Our pre-tax share of income from the Trust was $1.1 million during 2009, $900,000 during 2008 and $1.5 million during 2007 and is included in net revenues in the accompanying consolidated statements of income for each year. The carrying value of this investment was $8.1 million and $8.9 million at December 31, 2009 and 2008, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $25.2 million at December 31, 2009 and $25.9 million at December 31, 2008, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.3 million during 2009 and $16.1 million during each of 2008 and 2007. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds noncontrolling ownership interests.

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

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (72)	Chairman of the Board and Chief Executive Officer

Marc D. Miller (39)	President and Director

Steve G. Filton (52)	Senior Vice President, Chief Financial Officer and Secretary

Debra K. Osteen (54)	Senior Vice President

Michael Marquez (56)	Senior Vice President

Mr. Alan B. Miller has been Chairman of the Board and Chief Executive Officer since inception and also served as President from inception until May, 2009. Prior thereto, he was President, Chairman of the Board and Chief Executive Officer of American Medicorp, Inc. He currently serves as Chairman of the Board, Chief Executive Officer and President of Universal Health Realty Income Trust. Mr. Miller also serves as a Director of Penn Mutual Life Insurance Company. He is the father of Marc D. Miller, President and Director.

Mr. Marc D. Miller was elected President in May, 2009 and prior thereto served as Senior Vice President and co-head of our Acute Care Hospitals since 2007. He was elected a Director in May, 2006 and Vice President in 2005. He has served in various capacities related to our acute care division since 2000. He was elected to the Board of Trustees of Universal Health Realty Income Trust in December, 2008. He is the son of Alan B. Miller, our Chief Executive Officer and Chairman of the Board.

Mr. Filton was elected Senior Vice President and Chief Financial Officer in 2003 and he was elected Secretary in 1999. He had served as Vice President and Controller since 1991 and Director of Corporate Accounting since 1985.

Ms. Osteen was elected Senior Vice President in 2005 and serves as President of our Behavioral Health Care Division. She was elected Vice President in 2000 and has served in various capacities related to our Behavioral Health Care facilities since 1984.

Mr. Marquez was elected Senior Vice President in 2007 and serves as President of our Acute Care Division. He was elected Vice President in 2004 and has served in various capacities related to our acute care division and most recently served as Vice President of our Western Region Acute Care Hospitals from 2000 to 2007.

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

A significant portion of our revenue is produced by facilities located in Nevada, Texas and California.

Nevada: We own six acute care hospitals and two behavioral health care facilities as listed in Item 2. Properties. On a combined basis these facilities contributed 24% in 2009, 24% in 2008, and 23% in 2007 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 14% in 2009, 18% in 2008, and 25% in 2007 of our income from operations after net income attributable to noncontrolling interest.

Texas: We own eight acute care hospitals and eight behavioral health care facilities as listed in Item 2. Properties. On a combined basis these facilities contributed 20% of our consolidated net revenues during each of 2009, 2008 and 2007. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 16% in 2009, 8% in 2008, and 2% in 2007 of our income from operations after net income attributable to noncontrolling interest.

California: We own four acute care hospitals (excluding one replacement facility currently being constructed) and nine behavioral health care facilities as listed in Item 2. Properties. On a combined basis these facilities contributed 10% of our consolidated net revenues during each of 2009, 2008 and 2007. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 5% in 2009, 7% in 2008, and 3% in 2007 of our income from operations after net income attributable to noncontrolling interest.

The significant portion of our revenues and earnings derived from these facilities makes us particularly sensitive to regulatory, economic, environmental and competition changes in Nevada, Texas and California. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

Our revenues and results of operations are significantly affected by payments received from the government and other third party payors.

We derive a significant portion of our revenue from third party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for health care services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions, the funding requirements from the federal government’s stimulus package, the War on Terrorism and the relief efforts related to hurricanes and other disasters, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial position, results of operations.

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Nevada, Florida, California, Washington, D.C. and Illinois. These states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in a reduction of Medicaid funding for 2009. We can provide no assurance that reductions to Medicaid revenues, particularly in these states, will not have a material adverse effect on our business, financial condition and results of operations.

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

We are required to treat patients with emergency medical conditions regardless of ability to pay.

In accordance with our internal policies and procedures, as well as EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, our results of operations will be harmed.

An increase in uninsured and underinsured patients in our acute care facilities or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

We may be subject to liabilities from claims brought against our facilities.

We are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

We may be subject to Governmental Investigations, Regulatory Actions and Whistleblower Lawsuits

The federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware.

In 2009, we agreed to settle a qui tam lawsuit relating to our South Texas Health System after many years of governmental investigations. Some of our subsidiaries operating small behavioral health care facilities in Virginia are currently the subject of governmental investigations, and, in one case, a qui tam action in which the government intervened and is charging violations of the False Claims Act. We cannot predict whether we will be the subject of additional investigations or whistleblower lawsuits. Any determination that we have violated applicable laws and regulations may have a material adverse effect on us.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

The construction and operation of health care facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

All of our hospitals are accredited, meaning that they are properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining accredited facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our health care facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our health care facilities lose their accredited status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be materially adversely effected.

Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our subsidiaries, received a notice of termination of its Medicare/Medicaid Certification as a result of Two Rivers’ alleged failure to correct certain deficiencies which make it ineligible for Medicare program participation. We are attempting to resolve these issues amicably with the Centers for Medicare and Medicaid Services (“CMS”) in an effort to prevent the termination from going into effect. In the interim, Two Rivers has filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers has filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS’ proceeding with the termination. By agreement, the court has issued a temporary restraining order preventing CMS from terminating Two Rivers from the Medicare/Medicaid program until such time that a settlement has been reached with CMS or a preliminary injunction has been ruled upon by the court. In the event that a settlement is not reached or a preliminary injunction is not issued, the termination could go into effect, pending resolution of the administrative appeal. We can provide no assurance that Two Rivers will not ultimately lose its Medicare Certification and any such termination would have a material adverse effect on the facility’s future results of operations and financial condition. The operating results of Two Rivers did not have a material impact on our 2009 consolidated results of operations.

During the third quarter of 2009, Southwest Healthcare System (“SWHCS”), which operates Rancho Springs Medical Center and Inland Valley Regional Medical Center in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provided that, during the last 60 days of the agreement, CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010. At present, we have not been advised of the results from CMS. While we believe that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of the survey or that the outcome would not have a material adverse effect on us. The operating results of SWHCS did have a material impact on our 2009 consolidated results of operations.

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

In addition, many states have enacted, or are considering enacting, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the state attorney general, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a health care facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential purchasers could make it more difficult for us to acquire additional hospitals, increase our acquisition costs or make it difficult for us to acquire hospitals that meet our target acquisition criteria, any of which could adversely affect our growth strategy and results of operations.

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

Fluctuations in our operating results, quarter to quarter earnings and other factors may result in decreases in the price of our common stock.

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

The cost of construction materials and labor has significantly increased. As we continue to invest in modern technologies, emergency rooms and operating room expansions, the construction of medical office buildings for physician expansion and reconfiguring the flow of patient care, we spend large amounts of money generated from our operating cash flow or borrowed funds. In addition, we have a commitment with an unrelated third party to build a newly constructed facility with a specified minimum number of beds and services. Although we evaluate the financial feasibility of such projects by determining whether the projected cash flow return on investment exceeds our cost of capital, such returns may not be achieved if the cost of construction continues to rise significantly or the expected patient volumes are not attained.

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

The number of outstanding shares of our Class B Common Stock is subject to potential increases or decreases.

At December 31, 2009, 23,512,052 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share-for-share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the holders of Class B Common Stock would own a smaller percentage of that class.

In addition, from time-to-time our Board of Directors approve stock repurchase programs authorizing us to purchase shares of our Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. Such repurchases decrease the number of outstanding shares of our Class B Common Stock. Conversely, as a potential means of generating additional funds to operate and expand our business, we may from time-to-time issue equity through the sale of stock which would increase the number of outstanding shares of our Class B Common Stock. Based upon factors such as, but not limited to, the market price of our stock, interest rate on borrowings and uses or potential uses for cash, repurchase or issuance of our stock could have a dilutive effect on our future basic and diluted earnings per share.

The right to elect the majority of our Board of Directors and the majority of the general shareholder voting power resides with the holders of Class A and C Common Stock, the majority of which is owned by Alan B. Miller, our Chief Executive Officer and Chairman of our Board of Directors.

Our Restated Certificate of Incorporation provides that, with respect to the election of directors, holders of Class A Common Stock vote as a class with the holders of Class C Common Stock, and holders of Class B Common Stock vote as a class with holders of Class D Common Stock, with holders of all classes of our Common Stock entitled to one vote per share.

As of March 31, 2009, the shares of Class A and Class C Common Stock constituted 7.5% of the aggregate outstanding shares of our Common Stock and had the right to elect six members of the Board of Directors. As of March 31, 2009, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.5% of the outstanding shares of our Common Stock and had the right to elect one member of the Board of Directors.

As to matters other than the election of directors, our Restated Certificate of Incorporation provides that holders of Class A, Class B, Class C and Class D Common Stock all vote together as a single class, except as otherwise provided by law.

Each share of Class A Common Stock entitles the holder thereof to one vote; each share of Class B Common Stock entitles the holder thereof to one-tenth of a vote; each share of Class C Common Stock entitles the holder thereof to 100 votes (provided the holder of Class C Common Stock holds a number of shares of Class A Common Stock equal to ten times the number of shares of Class C Common Stock that holder holds); and each share of Class D Common Stock entitles the holder thereof to ten votes (provided the holder of Class D Common Stock holds a number of shares of Class B Common Stock equal to ten times the number of shares of Class D Common Stock that holder holds).

In the event a holder of Class C or Class D Common Stock holds a number of shares of Class A or Class B Common Stock, respectively, less than ten times the number of shares of Class C or Class D Common Stock that holder holds, then that holder will be entitled to only one vote for every share of Class C Common Stock, or one-tenth of a vote for every share of Class D Common Stock, which that holder holds in excess of one-tenth the number of shares of Class A or Class B Common Stock, respectively, held by that holder. The Board of Directors, in its discretion, may require beneficial owners to provide satisfactory evidence that such owner holds ten times as many shares of Class A or Class B Common Stock as Class C or Class D Common Stock, respectively, if such facts are not apparent from our stock records.

As of March 31, 2009, the shares of Class A and Class C Common Stock constituted 7.5% of the aggregate outstanding shares of our Common Stock and constituted 87.1% of our general voting power. As of March 31, 2009, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.5% of the outstanding shares of our Common Stock and constituted 12.9% of our general voting power.

Since a substantial majority of the Class A shares and Class C shares are controlled by Mr. Alan B. Miller and members of his family who are also directors and officers of the Company, and they can elect a majority of the Company’s directors and effect or reject most actions requiring approval by stockholders without the vote of any other stockholders, there are potential conflicts of interest in overseeing the management of the Company.

In addition because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class B Common Stock could be adversely affected.

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

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	47	Owned
Auburn Regional Medical Center	Auburn, Washington	159	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	165	Owned
Corona Regional Medical Center	Corona, California	240	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	286	Owned
Doctors’ Hospital of Laredo (11)	Laredo, Texas	180	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Lancaster Community Hospital	Lancaster, California	117	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	404	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	85	Owned
Palmdale Regional Medical Center (10)	Palmdale, California	171	Owned
South Texas Health System (4)
Edinburg Regional Medical Center	Edinburg, Texas	127	Owned
Edinburg Children’s Hospital	Edinburg, Texas	86	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	122	Leased
Rancho Springs Campus	Murrieta, California	96	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	231	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	454	Owned
Texoma Medical Center	Denison, Texas	194	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	404	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	158	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Anchor Hospital	Atlanta, Georgia	111	Owned
Arbour Counseling Services	Rockland, Massachusetts	—	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	101	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
The Bridgeway (3)	North Little Rock, Arkansas	114	Leased
Bristol Youth Academy	Bristol, Florida	80	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	89	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	34	Owned
Cedar Ridge	Oklahoma City, Oklahoma	36	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	80	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, FL	120	Owned
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Harbor Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	132	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Compass Intervention Center	Memphis, Tennessee	88	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	82	Leased
Crescent Pines	Stockbridge, Georgia	50	Owned
Del Amo Hospital	Torrance, California	166	Owned
Dover Behavioral Health	Dover, Delaware	52	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	185	Owned
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Foundations Behavioral Health	Doylestown, Pennsylvania	114	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Grand Terrace NPS	Grand Terrace, California	—	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	150	Owned
Hemet NPS	Hemet, California	—	Owned
Hermitage Hall	Nashville, Tennessee	112	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano	Rio Piedras, Puerto Rico	108	Owned
Jacksonville Youth Center	Jacksonville, Florida	—	Owned
Keys of Carolina	Charlotte, North Carolina	60	Owned
Keystone Newport News	Newport News, Virginia	108	Owned
KeyStone Center	Wallingford, Pennsylvania	140	Owned
King George School	Sutton, Vermont	90	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	290	Owned
Laurel Heights Hospital	Atlanta, Georgia	122	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	116	Owned
McDowell Center for Children	Dyersburg, Tennessee	31	Owned
Marion Youth Center	Marion, Virginia	48	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Midwest Center for Youth and Families	Kouts, Indiana	76	Owned
Mountain Youth Academy	Mountain City, Tennessee	60	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	85	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	34	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	29	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Nueces County JJAEP NPS	Corpus Christi, Texas	—	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	111	Owned
Parkwood Behavioral Health System	Olive Branch, Mississippi	128	Owned
The Pavilion	Champaign, Illinois	77	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	224	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pennsylvania Clinical Schools	Coatesville, Pennsylvania	114	Owned
Provo Canyon School	Provo, Utah	266	Owned
Provo Canyon School at Springville	Springville, Utah	128	Owned
Rancho Cucamonga NPS	Rancho Cucamonga, California	—	Owned
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
Riverside NPS	Riverside, California	—	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
Rockford Center	Newark, Delaware	92	Owned
Roxbury	Shippensburg, Pennsylvania	84	Owned
Sacramento NPS	Sacramento, California	—	Leased
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Steele Canyon NPS	El Cajon, California	—	Leased
Stonington Institute	North Stonington, Connecticut	72	Owned
SummitRidge	Lawrenceville, Georgia	76	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Care Center	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Vallejo NPS	Vallejo, California	—	Leased
Victorville NPS	Victorville, California	—	Leased
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Wyoming Behavioral Institute	Casper, Wyoming	90	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Institute of Nevada (6) (8)	Las Vegas, Nevada	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (5)	Edinburg, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico (6)	Santurce, Puerto Rico	Leased
Northwest Texas Surgery Center (6)	Amarillo, Texas	Leased
Palms Westside Clinic ASC (9)	Royal Palm Beach, Florida	Leased
Temecula Valley Day Surgery and Pain Therapy Center (7)	Murrieta, California	Leased

(1)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Hospital Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(2)	We hold an 80% ownership interest in this facility through a general partnership interest in limited partnership. The remaining 20% ownership interest is held by an unaffiliated, third-party.
(3)	Real property leased from Universal Health Realty Income Trust.
(4)	In October, 2007, the license for Edinburg Regional Medical Center, Edinburg Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center were consolidated under one license operating as the South Texas Health System.
(5)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(6)	We own a majority interest in a LLC that owns and operates this center.
(7)	We own minority interests in an LLC that owns and operates this center which is managed by an unaffiliated third-party.
(8)	Real property is owned by a limited partnership or LLC that is majority owned by us.
(9)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(10)	Replacement acute-care facility currently under construction and scheduled to be completed and opened during the second quarter of 2010.
(11)	We hold an 88% ownership interest in this facility through both general and limited partnership interests. The remaining 12% ownership interest is held by unaffiliated third parties.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $41 million in 2009, $41 million in 2008 and $39 million in 2007.

ITEM 3.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various other litigation, as outlined below.

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our subsidiaries, received a notice of termination of its Medicare/Medicaid Certification as a result of Two Rivers’ alleged failure to correct certain deficiencies which make it ineligible for Medicare program participation. We are attempting to resolve these issues amicably with the Centers for Medicare and Medicaid Services (“CMS”) in an effort to prevent the termination from going into effect. In the interim, Two Rivers has filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers has filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS’ proceeding with the termination. By agreement, the court has issued a temporary restraining order preventing CMS from terminating Two Rivers from the Medicare/Medicaid program until such time that a settlement has been reached with CMS or a preliminary injunction has been ruled upon by the court. In the event that a settlement is not reached or a preliminary injunction is not issued, the termination could go into effect, pending resolution of the administrative appeal. We can provide no assurance that Two Rivers will not ultimately lose its Medicare Certification and any such termination would have a material adverse effect on the facility’s future results of operations and financial condition. The operating result of Two Rivers did not have a material impact on our 2009 consolidated results of operations.

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

In response to these subpoenas, we produced the requested documents on a rolling basis and we cooperated with the investigations in all respects. We also met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division on several occasions to discuss a possible resolution of this matter. However, the parties were not able to reach a resolution. Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc., Keystone Marion, LLC and Keystone Education and Youth Services, LLC, doing business as the Marion Youth Center. The qui tam case was brought by four former employees of the Marion Youth Center. At this time, based upon a press release issued by the Department of Justice, the allegations being pursued by the United States and the Commonwealth of Virginia appear to relate solely to the Marion Youth Center. The United States and the Commonwealth of Virginia now have 120 days in which to serve their complaint upon the defendants. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. Although we will continue to work towards a settlement, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. If a settlement is not reached, we will defend ourselves vigorously against these allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. We have denied liability and are defending the case vigorously which has not yet been certified as a class action by the court. We are still uncertain as to the legal viability and extent of the claims, and, as such, are unable to determine the extent of potential financial exposure at this time.

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

Our Class B Common Stock is traded on the New York Stock Exchange. Shares of our Class A, Class C and Class D Common Stock are not traded in any public market, but are each convertible into shares of our Class B Common Stock on a share-for-share basis. In November, 2009, we declared a two-for-one stock split in the form of a 100% stock dividend which was paid on December 15, 2009 to shareholders of record as of December 1, 2009. All classes of common stock participated on a pro rata basis and, as required, all references to share quantities and share prices for all periods presented have been adjusted to reflect the two-for-one stock split.

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2009 and 2008:

	2009	2008
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$20.83-$15.33	$27.23-$23.37
2nd	$28.54-$18.22	$32.50-$27.42
3rd	$31.43-$24.05	$32.54-$28.02
4th	$33.15-$27.67	$26.59-$16.22

The number of shareholders of record as of January 31, 2010, were as follows:

Class A Common	11
Class B Common	332
Class C Common	4
Class D Common	139

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 43 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2009:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2007							4,152,330
2007	10,000,000	2,925,075	$0.01	2,902,146	$25.53	$74,091	11,250,184
2008	—	6,587,136	$0.01	6,536,636	$22.86	$149,404	4,713,548
2009	—	2,574,209	$0.01	2,561,209	$24.71	$63,288	2,152,339

Total for three year period ended December 31, 2009	10,000,000	12,086,420	$0.01	11,999,991	$23.90	$286,783

(a)	Includes 13,000 during 2009, 50,500 during 2008 and 22,928 during 2007 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan.

During the period of October 1, 2009 through December 31, 2009, we repurchased the following shares:

	Additional Shares Authorized For Repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program		Aggregate purchase price paid (in thousands)		Maximum number of shares that may yet be purchased under the program
October, 2009	—	—	N/A	—	$	N/A	$	N/A	3,809,164
November, 2009	—	1,140,704	N/A	1,140,704		$29.11		$33,205	2,668,460
December, 2009	—	516,121	N/A	516,121		$28.32		$14,616	2,152,339

Total October through December	—	1,656,825	N/A	1,656,825		$28.86		$47,821

Dividends

During the two years ending December 31, 2009, dividends per share were declared and paid as follows:

	2009	2008
First quarter	$.04	$.04
Second quarter	$.04	$.04
Third quarter	$.04	$.04
Fourth quarter	$.05	$.04

Total	$.17	$.16

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2009. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2005 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 400 Health Care Facilities Index (in which we are also included), the S&P 500 Health Care Facilities Index and the S&P 600 Health Care Facilities Index, are as follows: Community Health Systems, Inc., HCA Inc. (included through December, 2005), Health Management Associates, LifePoint Hospitals, Inc., Tenet Healthcare Corporation and Triad Hospitals, Inc. (included through December, 2006 and acquired by Community Health Systems in 2007).

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2004	2005	2006	2007	2008	2009
Universal Health Services, Inc	$100.00	$105.70	$126.11	$117.16	$86.50	$141.27
S&P 500 Index	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Peer Group	$100.00	$98.06	$97.22	$76.10	$36.46	$84.03

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as the end of, each of the five years ended December 31, 2009. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2009	2008	2007	2006	2005
Summary of Operations (in thousands)
Net revenues	$5,202,379	$5,022,417	$4,683,150	$4,124,692	$3,706,618
Income from continuing operations before income taxes	$474,722	$357,012	$318,628	$289,937	$272,024
Net income attributable to UHS	$260,373	$199,377	$170,387	$259,458	$240,845
Net margin	5.0%	4.0%	3.6%	6.3%	6.5%
Return on average equity	15.4%	13.0%	11.3%	18.9%	19.4%
Financial Data (in thousands)
Cash provided by operating activities	$533,305	$494,187	$381,446	$199,945	$455,106
Capital expenditures, net (1)	$379,748	$354,537	$339,813	$341,140	$241,412
Total assets	$3,964,463	$3,742,462	$3,608,657	$3,277,042	$2,858,709
Long-term borrowings	$956,429	$990,661	$1,008,786	$821,363	$637,654
UHS’s common stockholders’ equity	$1,751,071	$1,543,850	$1,517,199	$1,402,464	$1,205,098
Percentage of total debt to total capitalization	35%	39%	40%	37%	35%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,484	5,452	5,292	4,947	4,884
Average available beds	5,128	5,145	4,985	4,658	4,559
Inpatient admissions	265,244	263,536	256,681	240,451	236,753
Average length of patient stay	4.4	4.5	4.5	4.4	4.4
Patient days	1,166,704	1,182,894	1,149,399	1,069,890	1,036,366
Occupancy rate for licensed beds	58%	59%	60%	59%	58%
Occupancy rate for available beds	62%	63%	63%	63%	62%
Operating Data—Behavioral Health Facilities
Average licensed beds	7,921	7,658	7,348	6,607	4,849
Average available beds	7,901	7,629	7,315	6,540	4,766
Inpatient admissions	136,639	129,553	119,730	111,490	102,683
Average length of patient stay	15.4	16.1	16.8	16.6	14.1
Patient days	2,105,625	2,085,114	2,007,119	1,855,306	1,446,260
Occupancy rate for licensed beds	73%	74%	75%	77%	82%
Occupancy rate for available beds	73%	75%	75%	78%	83%
Per Share Data (3)
Income from continuing operations attributable to UHS—basic	$2.65	$1.90	$1.59	$1.46	$1.41
Income from continuing operations attributable to UHS—diluted	$2.64	$1.90	$1.59	$1.42	$1.33
Net income attributable to UHS—basic	$2.65	$1.96	$1.59	$2.38	$2.16
Net income attributable to UHS—diluted	$2.64	$1.96	$1.59	$2.28	$2.00
Dividends declared	$0.17	$0.16	$0.16	$0.16	$0.16
Other Information (3) (in thousands)
Weighted average number of shares outstanding—basic	97,794	101,222	106,762	109,114	113,316
Weighted average number of shares and share equivalents outstanding—diluted	98,275	101,418	106,878	115,816	125,294

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities and facilities held for sale.
(3)	All periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in December, 2009.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 25, 2010, we owned and/or operated or had under construction, 25 acute care hospitals (excluding 1 new replacement facility currently being constructed) and 102 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% of our consolidated net revenues in each of 2009, 2008 and 2007. Net revenues from our behavioral health care facilities accounted for 25% of our consolidated net revenues during each of 2009, 2008 and 2007. Approximately 1% in each of 2009, 2008 and 2007 of our consolidated net revenues were recorded in connection with two construction management contracts pursuant to the terms of which we built newly constructed acute care hospitals for an unrelated third party.

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

•

an increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or state level and we cannot predict whether any of the proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations;

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

•	the outcome of known and unknown litigation, government investigations, and liabilities and other claims asserted against us, including matters as disclosed in Item 3. Legal Proceedings;

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

•

a significant portion of our revenues is produced by facilities located in Nevada, Texas and California making us particularly sensitive to regulatory, economic, environmental and competitive changes in those states;

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

During the third quarter of 2009, Southwest Healthcare System (“SWHCS”), which operates Rancho Springs Medical Center and Inland Valley Regional Medical Center in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provided that, during the last 60 days of the agreement, CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010. At present, we have not been advised of the results from CMS. While we believe that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of the survey or that the outcome would not have a material adverse effect on us. The operating results of SWHCS did have a material impact on our 2009 consolidated results of operations.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38%, 38% and 39% of our net patient revenues during 2009, 2008 and 2007, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 46%, 46% and 44% of our net patient revenues during 2009, 2008 and 2007, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2009, 2008 or 2007. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2009, would change our after-tax net income by approximately $1 million.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above and data related to an acute care facility that is reflected as discontinued operations) $671 million, $609 million and $561 million during 2009, 2008 and 2007, respectively.

At our acute care facilities, Medicaid pending accounts comprise the large majority of our receivables that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Approximately 5% or $35 million as of December 31, 2009 and 5% or $36 million as of December 31, 2008 of our accounts receivable, net, were comprised of Medicaid pending accounts.

Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending, our patient accounting system records net revenues for services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid eligibility.

Based on historical hindsight information related to Medicaid pending accounts, we estimate that approximately 56% or $20 million of the $35 million Medicaid pending accounts receivable as of December 31, 2009 will subsequently qualify for Medicaid reimbursement. Approximately 60% or $21 million of $36 million total Medicaid pending accounts receivable as of December 31, 2008 subsequently qualified for Medicaid pending reimbursement and were therefore appropriately classified at the patient’s registration. Additional charity reserves of $16 million during 2009 and $13 million during 2008 were established to cover the Medicaid Pending patients that failed to qualify for the Medicaid program based on historical conversion rates. Based on general factors as discussed below in Provision for Doubtful Accounts, our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payer classifications, are considered when the overall individual facility and company-wide reserves are developed.

Below are the Medicaid pending receivable agings as of December 31, 2009 and 2008 (amounts in thousands):

	2009	%	2008	%
Under 60 days	$14,073	39.8	$13,554	37.9
61-120 days	8,254	23.4	8,309	23.3
121-180 days	3,975	11.3	4,283	12.0
Over 180 days	9,020	25.5	9,585	26.8

Total	$35,322	100.0	$35,731	100.0

Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent a series of statements and collection letters. Patients that express an inability to pay are reviewed for potential sources of assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Our accounts receivable are recorded net of established charity care reserves of $61 million as of December 31, 2009 and $83 million as of December 31, 2008. The decrease in the charity care reserves resulted primarily from write-offs during 2009 of fully reserved receivables related to undocumented aliens in our south Texas market due to a lack of funding pursuant to the Section 1011 Program.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2009 and December 31, 2008, accounts receivable are recorded net of allowance for doubtful accounts of $169 million and $163 million, respectively.

Approximately 94% during 2009 and 93% during each of 2008 and 2007, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2009 and 2008:

As of December 31, 2009:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$52,020	$3,071	$687	$3,036
Medicaid	29,299	16,710	7,751	21,111
Commercial insurance and other	188,549	48,987	20,867	34,904
Private pay	79,395	38,906	12,916	15,741

Total	$349,263	$107,674	$42,221	$74,792

As of December 31, 2008:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$49,254	$3,993	$1,091	$4,830
Medicaid	29,072	16,049	9,409	22,858
Commercial insurance and other	187,273	53,539	21,600	44,670
Private pay	70,174	38,510	24,921	34,645

Total	$335,773	$112,091	$57,021	$107,003

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

During the second quarter of 2009, based upon a reserve analysis, we recorded a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009. This favorable change in our estimated future claims payments, which was included in our financial results for the year ended December 31, 2009, was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last few years.

For the years of 1998 through 2001, most of our subsidiaries were covered under commercial insurance policies with PHICO, a Pennsylvania based insurance company that was placed into liquidation in February, 2002. As a result, although PHICO continued to be liable for claims on our behalf that were related to 1998 through 2001, we began paying the claims upon PHICO’s liquidation. Since that time, although we preserved our right to receive reimbursement from the PHICO estate, we were not previously able to assess the probability of collection or reasonably quantify our share of the liquidation proceeds. In January, 2009, a court order from the Commonwealth Court of Pennsylvania was executed in connection with the partial liquidation of the PHICO estate. As a result, during the fourth quarter of 2008, based upon our share of the undisputed and resolved claims made against the PHICO estate as of a specified date and as approved by the liquidator to the court, we recorded a $10 million reduction to our professional and general liability self-insured claims expense. These liquidation proceeds were received during the first quarter of 2009. There were no other adjustments to our prior year reserves for professional and general liability self-insured claims.

During the second quarter of 2007, based upon the results of a reserve analysis, we recorded an $18 million reduction to our prior year reserves for professional and general liability self-insured claims. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in obstetrical-related claims due to a company-wide patient safety initiative in this high-risk specialty.

Based upon the results of workers’ compensation reserves analyses, we recorded reductions to our prior year reserves for workers’ compensation claims amounting to $7 million during 2009 (recorded during the fourth quarter of 2009), $4 million during 2008 (recorded during the fourth quarter of 2008) and $5 million during 2007 ($2 million recorded during the second quarter of 2007 and $3 million recorded during the fourth quarter of 2007).

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2009 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2007 (a)	$244,796	$49,436	$294,232
Plus: accrued insurance expense, net of commercial premiums paid	49,177	14,954	64,131
Less: Payments made in settlement of self-insured claims	(37,960)	(15,648)	(53,608)

Balance at January 1, 2008 (a)	256,013	48,742	304,755
Plus: accrued insurance expense, net of commercial premiums paid (b)	56,904	16,509	73,413
Less: Payments made in settlement of self-insured claims	(41,807)	(16,754)	(58,561)

Balance at January 1, 2009 (a)	271,110	48,497	319,607
Plus: accrued insurance expense, net of commercial premiums paid	34,963	9,351	44,314
Less: Payments made in settlement of self-insured claims	(40,465)	(15,317)	(55,782)

Balance at December 31, 2009	$265,608	$42,531	$308,139

(a)	Net of expected recoveries from various state guaranty funds in connection with a commercial general and professional insurance company’s (PHICO) liquidation in 2002 (see Professional and General Liability Claims and Property Insurance).
(b)	Excludes the impact of the $10 million recovery from the liquidation of the PHICO estate, as discussed above.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2009 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state net operating loss carry-forwards.

The effective tax rate, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, was 35.9% during 2009, 34.6% during 2008 and 32.8% during 2007. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes, minus income from continuing operations attributable to noncontrolling interests, was 39.6% during 2009, 39.0% during 2008 and 38.0% during 2007. The increases in the effective tax rates during the 2009, as compared to 2008, consisted primarily of the $4.3 million unfavorable discrete tax item recorded during the second quarter of 2009 resulting from the nondeductible portion of the South Texas Health System affiliates reserve. The increase in the effective tax rates during 2008, as compared to 2007, resulted primarily from an increase in the effective state income tax rate.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. As of January 1, 2008, our unrecognized tax benefits were approximately $2.4 million. During 2009 and 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $2.0 million and $2.4 million, respectively, due to tax positions taken in the current and prior years. Also during 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at December 31, 2009 and 2008, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $4 million and $2 million, respectively.

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

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2009, 2008 and 2007 (dollar amounts in thousands):

	Year Ended December 31,
	2009		2008		2007
Net Revenues	$5,202,379	100.0%	$5,022,417	100.0%	$4,683,150	100.0%
Operating charges:
Salaries, wages and benefits	2,204,422	42.4%	2,133,181	42.5%	2,004,995	42.8%
Other operating expenses	994,923	19.1%	1,044,278	20.8%	982,614	21.0%
Supplies expense	699,249	13.4%	694,477	13.8%	666,320	14.2%
Provision for doubtful accounts	508,603	9.8%	476,745	9.5%	410,543	8.8%
Depreciation and amortization	204,703	3.9%	193,635	3.9%	180,557	3.9%
Lease and rental expense	69,947	1.3%	69,882	1.4%	67,867	1.4%

	4,681,847	90.0%	4,612,198	91.8%	4,312,896	92.1%

Income from operations	520,532	10.0%	410,219	8.2%	370,254	7.9%
Interest expense, net	45,810	0.9%	53,207	1.1%	51,626	1.1%

Income from continuing operations before income taxes	474,722	9.1%	357,012	7.1%	318,628	6.8%
Provision for income taxes	170,475	3.3%	123,378	2.5%	104,625	2.2%

Income from continuing operations	304,247	5.8%	233,634	4.7%	214,003	4.6%
Income/(loss) from discontinued operations, net of income tax expense/benefit	—	0.0%	6,436	0.1%	(255)	0.0%

Net income	304,247	5.8%	240,070	4.8%	213,748	4.6%
Less: Net income attributable to noncontrolling interests	43,874	0.8%	40,693	0.8%	43,361	0.9%

Net income attributable to UHS	$260,373	5.0%	$199,377	4.0%	$170,387	3.6%

Year Ended December 31, 2009 as compared to the Year Ended December 31, 2008: Net revenues increased 4% or $180 million to $5.20 billion during 2009 as compared to $5.02 billion during 2008. The increase was attributable to:

•	a $182 million or 4% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$22 million of combined increases due primarily to the revenues generated at behavioral health facilities acquired or opened during 2009 and 2008, and;

•

$24 million of other combined net decreases in revenues resulting primarily from decreased revenue earned during 2009 in connection with construction management contracts pursuant to the terms of which we built two newly constructed acute care hospitals for an unrelated third party.

Income from continuing operations before income taxes (and before income attributable to noncontrolling interests) increased $118 million to $475 million during 2009 as compared to $357 million during 2008 due to the following:

•

an increase of $52 million at our acute care facilities, as discussed below in Acute Care Hospital Services, exclusive of: (i) the favorable effect of the $26 million reduction recorded during 2009 (the amount attributable to our acute care hospitals) to our professional and general liability and workers’ compensation self insurance reserves relating to years prior to 2009, as discussed above in Self-Insured Risks, and; (ii) the $25 million provision for settlement recorded during 2008 in connection with the investigation of our South Texas Health System affiliates (which was settled during 2009);

•

an increase of $33 million at our behavioral health care facilities as discussed below in Behavioral Health Services exclusive of: (i) the favorable effect of the $4 million reduction recorded during 2009 (the amount attributable to our behavioral health facilities) to our professional and general liability and workers’ compensation self-insurance reserves relating to years prior to 2009, as discussed above in Self-Insured Risks;

•

an increase of $30 million resulting from the reduction recorded during 2009 to our professional and general liability and workers’ compensation self insurance reserves relating to years prior to 2009, as discussed above in Self-Insured Risks;

•

a favorable change of $25 million resulting from the provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates which was settled during 2009;

•

an unfavorable change of $10 million resulting from the reduction to our professional and general liability expense recorded during 2008 in connection with the liquidation proceeds received from the PHICO estate, as discussed above in Self-Insured Risks;

•	a decrease of $12 million from other combined net unfavorable changes.

Net income attributable to UHS increased $61 million to $260 million during 2009 as compared to $199 million during 2008 due to the following:

•	the $118 million increase in income from continuing operations before income taxes, as discussed above;

•	an unfavorable change of $3 million in the net income attributable to noncontrolling interests;

•

an unfavorable change of $47 million in the provision for income taxes resulting primarily from the tax provision on the net increase of $115 million in income from continuing operations before income taxes, less net income attributable to noncontrolling interests. Also contributing to the increase in the income tax provision was a $4 million unfavorable discrete tax item recorded during 2009 in connection with the settlement of the government’s investigation of our South Texas Health System affiliates, and;

•	an unfavorable change of $7 million resulting primarily from the after-tax gain realized during 2008 on the sale of an acute care hospital.

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007: Net revenues increased 7% or $339 million to $5.02 billion during 2008 as compared to $4.68 billion during 2007. The increase was attributable to:

•	a $250 million or 6% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis;

•

$114 million of other combined increases in revenues including revenues generated at Centennial Hills Hospital Medical Center which opened during the first quarter of 2008 and behavioral health care facilities opened or acquired during 2008 and 2007, and;

•

$25 million of other combined net decreases in revenues resulting primarily from decreased revenue earned during 2008 in connection with construction management contracts pursuant to the terms of which we built two newly constructed acute care hospitals for an unrelated third party.

Income from continuing operations before income taxes (and before income attributable to noncontrolling interests) increased $38 million to $357 million during 2008 as compared to $319 million during 2007 due to the following:

•

an increase of $54 million at our acute care facilities as discussed below in Acute Care Hospital Services exclusive of the $25 million unfavorable pre-tax provision for settlement recorded during 2008 in connection with the investigation of our South Texas Health System affiliates and exclusive of the $16 million favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability claims, as discussed above in Self-Insured Risks;

•

an increase of $28 million at our behavioral health care facilities as discussed below in Behavioral Health Services exclusive of the $2 million favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed above in Self-Insured Risks;

•

a decrease of $25 million resulting from the provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates;

•

an increase of $10 million resulting from the reduction to our professional and general liability expense recorded during 2008 in connection with the expected receipt of liquidation proceeds from the PHICO estate, as discussed above in Self-Insured Risks;

•

a decrease of $18 million resulting from favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims, as discussed above in Self-Insured Risks, and;

•	a decrease of $11 million from other combined net unfavorable changes.

Net income attributable to UHS increased $29 million to $199 million during 2008 as compared to $170 million during 2007 due to the following:

•	the $38 million increase in income from continuing operations before income taxes, as discussed above;

•	a favorable change of $3 million in the net income attributable to noncontrolling interests;

•

an unfavorable change of $19 million in the provision for income taxes resulting primarily from the tax provision on the net increase of $41 million in income before income taxes, less net income attributable to noncontrolling interests. Contributing to the increase in the income tax provision was an increase in the effective state income tax rate during 2008, as compared to 2007, and;

•	an increase of $7 million due primarily to the after-tax gain realized during 2008 on the sale of a 125-bed acute care hospital located in Pennsylvania.

Acute Care Hospital Services

Year Ended December 31, 2009 as compared to the Year Ended December 31, 2008:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2009 and 2008 (dollar amounts in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,809,672	100.0%	$3,675,780	100.0%
Operating charges:
Salaries, wages and benefits	1,438,056	37.7%	1,408,098	38.3%
Other operating expenses	697,401	18.3%	683,651	18.6%
Supplies expense	618,227	16.2%	613,944	16.7%
Provision for doubtful accounts	476,408	12.5%	449,565	12.2%
Depreciation and amortization	165,443	4.3%	153,744	4.2%
Lease and rental expense	49,931	1.3%	49,386	1.3%

	3,445,466	90.4%	3,358,388	91.4%

Income from operations	364,206	9.6%	317,392	8.6%
Interest expense, net	3,719	0.1%	4,361	0.1%

Income from continuing operations before income taxes	$360,487	9.5%	$313,031	8.5%

On a same facility basis during 2009, as compared to 2008, net revenues at our acute care hospitals increased $134 million or 4%. Income from continuing operations before income taxes increased $47 million or 15% to $360 million or 9.5% of net revenues during 2009 as compared to $313 million or 8.5% of net revenues during 2008.

Inpatient admissions to these facilities increased 0.6% during 2009, as compared to 2008, while patient days decreased 1.4%. Adjusted admissions (adjusted for outpatient activity) increased 2.2% and adjusted patient days increased 0.1% during 2009, as compared to 2008. The average length of patient stay at these facilities was 4.4 days during 2009 as compared to 4.5 days during 2008. The occupancy rate, based on the average available beds at these facilities, was 62% during 2009 and 63% during 2008.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission (adjusted for outpatient activity) at these facilities increased 1.4% during 2009, as compared to 2008, and net revenue per adjusted patient day increased 3.5% during 2009, as compared to 2008.

In addition to the increase in net revenues, the increase in income from continuing operations before income taxes generated by our acute care facilities during 2009, as compared to 2008, was due primarily to, as a percentage of net revenues:

•

a decrease in salaries, wages and benefits expense (to 37.7% of net revenues during 2009 as compared to 38.3% during 2008) due primarily to a moderation of increases to salaries and wages due to the increased unemployment rates and general economic conditions as well as staff reductions at certain of our facilities due to decreased patient volumes;

•

a decrease in supplies expense (to 16.2% during 2009 as compared to 16.7% during 2008) due primarily to the cost savings realized from a new group purchasing agreement that commenced in April, 2008, and;

•

a decrease in other operating expenses (to 18.3% during 2009 as compared to 18.6% during 2008) due primarily to cost-reducing initiatives undertaken at our facilities as well as the impact of the disinflationary economy which has limited our vendors’ and service providers’ ability to increase their prices.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (includes data for an acute care facility reflected as discontinued operations) $671 million during 2009 and $609 million during 2008. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during 2009 and 2008. Included in these results, in addition to the same facility results shown above, is: (i) the favorable effect of $26 million recorded during 2009 resulting from the reduction to our professional and general liability and workers’ compensation self insurance reserves relating to years prior to 2009, as discussed above in Self-Insured Risks, and; (ii) the unfavorable effect resulting from the $25 million provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates which was settled during 2009 (amounts in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,809,672	100.0%	$3,669,504	100.0%
Operating charges:
Salaries, wages and benefits	1,432,806	37.6%	1,413,963	38.5%
Other operating expenses	677,109	17.8%	707,758	19.3%
Supplies expense	618,227	16.2%	613,944	16.7%
Provision for doubtful accounts	476,408	12.5%	443,289	12.1%
Depreciation and amortization	165,443	4.3%	153,744	4.2%
Lease and rental expense	49,931	1.3%	49,383	1.3%

	3,419,924	89.8%	3,382,081	92.2%

Income from operations	389,748	10.2%	287,423	7.8%
Interest expense, net	3,719	0.1%	4,361	0.1%

Income from continuing operations before income taxes	$386,029	10.1%	$283,062	7.7%

During 2009, as compared to 2008, net revenues at our acute care hospitals increased 4% or $140 million to $3.81 billion. The increase in net revenues was attributable to:

•	a $134 million increase at same facility revenues, as discussed above, and;

•	a net increase of $6 million resulting from other combined revenue changes.

Income from continuing operations before income taxes increased $103 million to $386 million or 10.1% of net revenues during 2009 as compared to $283 million or 7.7% of net revenues during 2008. The increase in income before income taxes at our acute care facilities resulted from:

•	a $47 million increase at our acute care facilities on a same facility basis, as discussed above;

•

an increase of $26 million resulting from the reduction recorded during 2009 to our professional and general liability and workers’ compensation self-insurance reserves relating to years prior to 2009, as discussed above in Self-Insured Risks;

•

a favorable change of $25 million resulting from the provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates which was settled during 2009;

•	$5 million of other combined net increases.

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,582,575	100.0%	$3,419,108	100.0%
Operating charges:
Salaries, wages and benefits	1,370,424	38.3%	1,334,937	39.0%
Other operating expenses	664,469	18.5%	645,463	18.9%
Supplies expense	598,643	16.7%	589,613	17.2%
Provision for doubtful accounts	429,997	12.0%	381,718	11.2%
Depreciation and amortization	145,812	4.1%	146,924	4.3%
Lease and rental expense	47,524	1.3%	47,066	1.4%

	3,256,869	90.9%	3,145,721	92.0%

Income from operations	325,706	9.1%	273,387	8.0%
Interest expense, net	4,361	0.1%	3,757	0.1%

Income from continuing operations before income taxes	$321,345	9.0%	$269,630	7.9%

On a same facility basis during 2008, as compared to 2007, net revenues at our acute care hospitals increased $163 million or 5%. Income from continuing operations before income taxes increased $52 million or 19% to $321 million or 9.0% of net revenues during 2008 as compared to $270 million or 7.9% of net revenues during 2007.

Inpatient admissions to these facilities increased 0.1% during 2008, as compared to 2007, while patient days increased 0.8%. The average length of patient stay at these facilities was 4.5 days in each of the years 2008 and 2007. The occupancy rate, based on the average available beds at these facilities, was 64% during 2008 and 63% during 2007. Our same facility inpatient volumes were negatively impacted during 2008, as compared to 2007, by the: (i) opening of the previously disclosed, newly constructed capacity at the physician-owned competitor hospital in McAllen, Texas, and; (ii) the opening of our newly constructed Centennial Hills Hospital Medical Center (“Centennial Hills”). Since Centennial Hills is a newly opened facility, it was not included in our same facility basis results during 2008. However, we believe a portion of the patient volume at Centennial Hills during 2008 would have been treated at our previously existing hospitals in the Las Vegas, Nevada market which are included in our same facility basis results.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission at these facilities increased 4.8% during 2008, as compared to 2007, and net revenue per adjusted patient day increased 4.1% during 2008, as compared to 2007.

Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (includes data for an acute care facility reflected as discontinued operations) $609 million during 2008 and $561 million during 2007.

The following table summarizes the results of operations for all our acute care operations during 2008 and 2007. Included in these results, in addition to the same facility results shown above, are: (i) the 2008 financial results for Centennial Hills located in Las Vegas, Nevada which was opened during the first quarter of 2008; (ii) the unfavorable impact resulting from the $25 million provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates which was settled during 2009, and; (ii) the favorable effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims, as mentioned above in Self-Insured Risks (amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,669,504	100.0%	$3,410,368	100.0%
Operating charges:
Salaries, wages and benefits	1,413,963	38.5%	1,336,970	39.2%
Other operating expenses	707,758	19.3%	634,142	18.6%
Supplies expense	613,944	16.7%	589,911	17.3%
Provision for doubtful accounts	443,289	12.1%	381,718	11.2%
Depreciation and amortization	153,744	4.2%	146,924	4.3%
Lease and rental expense	49,383	1.3%	47,368	1.4%

	3,382,081	92.2%	3,137,033	92.0%

Income from operations	287,423	7.8%	273,335	8.0%
Interest expense, net	4,361	0.1%	3,757	0.1%

Income from continuing operations before income taxes	$283,062	7.7%	$269,578	7.9%

During 2008, as compared to 2007, net revenues at our acute care hospitals increased 8% or $259 million to $3.67 billion. The increase in net revenues was attributable to:

•	a $163 million increase at same facility revenues, as discussed above;

•	$93 million of revenues generated at Centennial Hills, and;

•	a net increase of $3 million resulting from other combined revenue changes.

Income from continuing operations before income taxes increased $13 million to $283 million or 7.7% of net revenues during 2008 as compared to $270 million or 7.9% of net revenues during 2007. The increase in income from continuing operations before income taxes at our acute care facilities resulted from:

•	a $52 million increase at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $25 million resulting from the provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates which was settled during 2009;

•

a decrease of $16 million resulting from the favorable pre-tax effect recorded during 2007 to our prior year reserves for professional and general liability self-insured claims attributable to our acute care facilities, as discussed above in Self-Insured Risks, and;

•	$2 million of other combined net increases.

Behavioral Health Care Services

Year Ended December 31, 2009 as compared to the Year Ended December 31, 2008:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2009 and 2008 (dollar amounts in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,291,610	100.0%	$1,243,454	100.0%
Operating charges:
Salaries, wages and benefits	627,683	48.6%	612,079	49.2%
Other operating expenses	233,452	18.1%	231,277	18.6%
Supplies expense	71,891	5.6%	72,067	5.8%
Provision for doubtful accounts	30,558	2.4%	32,526	2.6%
Depreciation and amortization	29,556	2.3%	29,750	2.4%
Lease and rental expense	15,837	1.2%	16,205	1.3%

	1,008,977	78.1%	993,904	79.9%

Income from operations	282,633	21.9%	249,550	20.1%
Interest expense, net	209	0.0%	218	0.0%

Income from continuing operations before income taxes	$282,424	21.9%	$249,332	20.1%

On a same facility basis during 2009, as compared to 2008, net revenues at our behavioral health care facilities increased 4% or $48 million to $1.29 billion during 2009 as compared to $1.24 billion during 2008. Income from continuing operations before income taxes increased $33 million or 13% to $282 million or 21.9% of net revenues during 2009 as compared to $249 million or 20.1% of net revenues during 2008.

Inpatient admissions at these facilities increased 2.2% during 2009, as compared to 2008 while patient days increased 1.2%. Adjusted admissions (adjusted for outpatient activity) increased 1.9% and adjusted patient days increased 0.9% during 2009, as compared to 2008. The average length of patient stay at these facilities was 15.7 days during 2009 and 15.8 days during 2008. The occupancy rate, based on the average available beds at these facilities, was 74% during 2009 and 75% during 2008.

On a same facility basis, net revenue per adjusted admission at these facilities increased 1.9% during 2009, as compared to 2008, and net revenue per adjusted patient day increased 3.0% during 2009, as compared to 2008.

The following table summarizes the results of operations for all our behavioral health care facilities for 2009 and 2008, including newly acquired or recently opened facilities (amounts in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,315,029	100.0%	$1,251,116	100.0%
Operating charges:
Salaries, wages and benefits	641,920	48.8%	619,484	49.5%
Other operating expenses	237,378	18.1%	234,908	18.8%
Supplies expense	73,715	5.6%	72,768	5.8%
Provision for doubtful accounts	31,948	2.4%	32,688	2.6%
Depreciation and amortization	31,699	2.4%	29,796	2.4%
Lease and rental expense	16,601	1.3%	16,654	1.3%

	1,033,261	78.6%	1,006,298	80.4%

Income from operations	281,768	21.4%	244,818	19.6%
Interest expense, net	209	0.0%	293	0.1%

Income from continuing operations before income taxes	$281,559	21.4%	$244,525	19.5%

During 2009, as compared to 2008, net revenues at our behavioral health care facilities (including newly acquired and recently opened facilities), increased 5% or $64 million to $1.32 billion during 2009 as compared to $1.25 billion during 2008. The increase in net revenues was attributable to:

•	a $48 million increase in same facility revenues, as discussed above, and;

•	a $16 million net increase resulting primarily from revenues generated at facilities recently acquired or opened.

Income from continuing operations before income taxes increased $37 million or 15% to $282 million or 21.4% of net revenues during 2009, as compared to $245 million or 19.5% of net revenues during 2008. The increase in income from continuing operations before income taxes at our behavioral health facilities was attributable to:

•	a $33 million increase at our behavioral health facilities on a same facility basis, as discussed above, and;

•

an increase of $4 million resulting from the reduction recorded during 2009 to our professional and general liability and workers’ compensation self-insurance reserves relating to years prior to 2009, as discussed above in Self-Insured Risk.

Year Ended December 31, 2008 as compared to the Year Ended December 31, 2007:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,225,948	100.0%	$1,139,634	100.0%
Operating charges:
Salaries, wages and benefits	603,227	49.2%	565,901	49.7%
Other operating expenses	227,113	18.5%	213,224	18.7%
Supplies expense	70,926	5.8%	66,973	5.9%
Provision for doubtful accounts	32,014	2.6%	27,955	2.5%
Depreciation and amortization	28,610	2.3%	27,650	2.4%
Lease and rental expense	16,218	1.3%	16,204	1.4%

	978,108	79.8%	917,907	80.6%

Income from operations	247,840	20.2%	221,727	19.4%
Interest expense, net	277	0.0%	335	0.0%

Income from continuing operations before income taxes	$247,563	20.2%	$221,392	19.4%

On a same facility basis during 2008, as compared to 2007, net revenues at our behavioral health care facilities increased 8% or $86 million to $1.23 billion during 2008 as compared to $1.14 billion during 2007. Income from continuing operations before income taxes increased $26 million or 12% to $248 million or 20.2% of net revenues during 2008 as compared to $221 million or 19.4% of net revenues during 2007.

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

The following table summarizes the results of operations for all our behavioral health care facilities for 2008 and 2007, including newly acquired or recently opened facilities (amounts in thousands):

	Year Ended December 31, 2008		Year Ended December 31, 2007
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,251,116	100.0%	$1,146,078	100.0%
Operating charges:
Salaries, wages and benefits	619,484	49.5%	572,279	49.9%
Other operating expenses	234,908	18.8%	215,365	18.8%
Supplies expense	72,768	5.8%	67,514	5.9%
Provision for doubtful accounts	32,688	2.6%	27,907	2.4%
Depreciation and amortization	29,796	2.4%	27,807	2.4%
Lease and rental expense	16,654	1.3%	16,531	1.4%

	1,006,298	80.4%	927,403	80.9%

Income from operations	244,818	19.6%	218,675	19.1%
Interest expense, net	293	0.1%	411	0.1%

Income from continuing operations before income taxes	$244,525	19.5%	$218,264	19.0%

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

Income from continuing operations before income taxes increased $26 million or 12% to $245 million or 19.5% of net revenues during 2008, as compared to $218 million or 19.0% of net revenues during 2007. The increase in income continuing operations before income taxes at our behavioral health facilities was attributable to:

•	a $26 million increase at our behavioral health facilities on a same facility basis, as discussed above;

•

a decrease of $2 million resulting from the favorable pre-tax effect recorded during 2007 from the reduction to our prior year reserves for professional and general liability self-insured claims attributable to our behavioral health care facilities, as discussed above in Self-Insured Risks, and;

•	a $2 million increase resulting other combined net favorable changes.

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

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payers and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectability of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided.

Since a significant portion of our revenues are derived from facilities located in Nevada and Texas, we are particularly sensitive to regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2009	2008	2007
Third Party Payors:
Medicare	24%	24%	24%
Medicaid	14%	14%	15%
Managed Care (HMO and PPOs)	46%	46%	44%
Other Sources	16%	16%	17%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2009	2008	2007
Third Party Payors:
Medicare	27%	27%	27%
Medicaid	10%	11%	11%
Managed Care (HMO and PPOs)	47%	47%	46%
Other Sources	16%	15%	16%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2009	2008	2007
Third Party Payors:
Medicare	17%	16%	15%
Medicaid	26%	22%	26%
Managed Care (HMO and PPOs)	43%	42%	41%
Other Sources	14%	20%	18%

Total	100%	100%	100%

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

Under the Medicare program, for inpatient services, our general acute care hospitals receive reimbursement under the inpatient prospective payment system (“IPPS”). Under the IPPS, hospitals are paid a predetermined fixed payment amount for each hospital discharge. The fixed payment amount is based upon each patient’s Medicare severity diagnosis related group (“MS-DRG”). Every MS-DRG is assigned a payment rate based upon the estimated intensity of hospital resources necessary to treat the average patient with that particular diagnosis. The MS-DRG payment rates are based upon historical national average costs and do not consider the actual costs incurred by a hospital in providing care. This MS-DRG assignment also affects the predetermined capital rate paid with each MS-DRG. The MS-DRG and capital payment rates are adjusted annually by the predetermined geographic adjustment factor for the geographic region in which a particular hospital is located and are weighted based upon a statistically normal distribution of severity. While we generally will not receive payment from Medicare for inpatient services, other than the MS-DRG payment, a hospital may qualify for an “outlier” payment if a particular patient’s treatment costs are extraordinarily high and exceed a specified threshold.

MS-DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the MS-DRG rates, known as the “hospital market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Generally, however, the percentage increases in the MS-DRG payments have been lower than the projected increase in the cost of goods and services purchased by hospitals.

In July, 2008, the Centers for Medicare and Medicaid Services (“CMS”) published the final IPPS 2009 payment rule which provided for a 3.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates were considered, our overall increase from the final rule in federal fiscal year 2009 was 4.2%.

In July, 2009, CMS published the final IPPS 2010 payment rule which provided for a 2.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments are considered, we estimate our overall increase from the final federal fiscal year 2010 rule will approximate 1.1%.

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and scaled back cuts in hospital reimbursement that CMS was set to impose under the final rule for the IPPS for federal fiscal year 2008. CMS planned on reducing the standardized amount by 1.2% in 2008 and 1.8% in 2009 to account for expected changes in coding practices by hospitals in response to the CMS implementation of the new MS-DRG system for inpatient hospitals. The new law cuts these reductions by 0.6% in 2008 and 0.9% in 2009. In federal fiscal years 2010 to 2012, the new law also requires CMS to make an adjustment to the Medicare standardized amount in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates of the MS-DRG coding and documentation change impact of 0.6% and 0.9%, respectively. In federal fiscal year 2010, CMS made its initial statutory mandated adjustment under this legislation and will continue to do so in subsequent fiscal years to ensure the implementation of MS-DRGs was budget neutral among all affected hospitals. We are unable to predict the impact of this CMS adjustment on the revenues and operating results of our acute care hospitals but we do expect the adjustment to result in decreases to future Medicare standardized amounts.

Psychiatric hospitals had traditionally been excluded from the IPPS. However, on January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the May, 2008 CMS notice, the market basket increase was 3.2% for the period of July 1, 2008 through June 30, 2009. In addition, according to the May, 2009 CMS notice, the market basket increase is 2.1% for the period of July 1, 2009 through June 30, 2010.

In October 2009, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2010. The final market basket increase to the OPPS base rate is 2.1%. When other statutorily required adjustments are considered the overall Medicare OPPS payment increase for 2010 is estimated to be 1.9%.

In December 2009, the Department of Health and Human Services (“HHS”) published a proposed regulation and an interim final rule implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The proposed regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The interim final rule established an initial set of standards and certification criteria.

The implementation period for these new Medicare and Medicaid incentive payments starts in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary and we are unable to predict which states will chose to participate. We estimate that approximately 75% of the projected incentive payments will be paid by Medicare and 25% from state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. These Medicare and Medicaid incentive payments are intended to offset a portion of the cost incurred to qualify as a meaningful user of EHR. Our acute care facilities are scheduled to implement an EHR application, on a facility-by-facility basis, beginning in late 2011 and ending in late 2014. However, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amounts is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Nevada, Florida, California, Washington, D.C. and Illinois. The majority of these states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in the reduction of Medicaid funding for 2009 and 2010. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits also projected for 2010, which could adversely affect future levels of Medicaid reimbursement received by our hospitals. Conversely, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law and contained various Medicaid provisions that will impact our hospitals including the following: (i) temporary increases to Medicaid funding through enhanced federal matching assistance percentages (“FMAPs”) for a 27 month period retroactive to October 1, 2008 through December 31, 2010 with all states receiving a FMAP increase of 6.2% and also receiving a bonus FMAP increase contingent on the increased level of a state’s unemployment rate; (ii) a temporary increase of 2.5% in the federal Medicaid disproportionate share hospital allotment for both federal fiscal years 2009 and 2010, and; (iii) states will be required to maintain effort on Medicaid eligibility consistent with requirements prior to passage of this law. Due to the indirect nature of the enhanced Medicaid federal funding contained within the American Recovery and Reinvestment Act of 2009, we are unable to determine the impact of these Medicaid changes on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $48 million during 2009, $30 million during 2008 and $23 million during 2007 of aggregate, net UPL and affiliated hospital indigent care payments. If during 2010 the hospital district makes IGTs consistent with 2009, we believe we would be entitled to aggregate, net UPL and affiliated hospital indigent care payment revenues of approximately $39 million during 2010.

In July 2009, the Texas Health and Human Services Commission (“THHSC”) issued a final rule and will rebase during state fiscal year (“SFY”) 2010, on a statewide budget neutral basis, all acute care hospital inpatient Standard Dollar Amount (“SDA”) rates. In addition, the THHSC will also rebase all MS-DRG relative weights concurrent with this SDA rate change. The THHSC will use SFY2008 cost report cost data for the SDA and relative weight rebasing and will only make changes on a prospective basis regardless of when the rebased SDA rates and relative weights are implemented. We expect this rebasing to be implemented by THHSC sometime in 2010 or later. While we are unable to estimate the reimbursement impact, this change could have a material adverse effect on our future results of operations.

In addition, we were notified on May 6, 2009 by the THHSC that the statewide new hospital rate for our hospitals located in South Texas will be reduced. Although the definitive hospital rate has not yet been finalized, at this time, we estimate that our Texas Medicaid reimbursement will be reduced by $12 million annually, applied retroactively to September 1, 2009. Our financial statements for the twelve month ended December 31, 2009 reflect this estimated hospital rate decrease covering the period of September 1, 2009 through December 31, 2009. This rate change will be superseded by THHSC during SFY 2010 by the rebased SDA rates required by the July, 2009 proposed rule.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2010 fiscal years (covering the period of October 1, 2009 through September 30, 2010 for each state). Included in our financial results was an aggregate of $56 million during 2009, $42 million during 2008 and $41 million during 2007 recorded in connection with these DSH programs. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. Assuming that the Texas and South Carolina programs are renewed for each state’s 2011 fiscal years at amounts similar to the 2010 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be $52 million during 2010.

In May, 2009 the THHSC completed its mid-year update to the Medicaid DSH fund which includes a 2.5% federal stimulus update and a 1.1% consumer price index update both of which were not included in the state’s preliminary DSH payment amounts as well as additional funds being available due to certain other participating Texas hospitals reaching their DSH fund limitation. As a result of this mid-year DSH fund update, our Medicaid DSH funding increased by $6 million during the state’s 2009 fiscal year covering the period of September 1, 2008 through August 31, 2009.

Sources of Revenues and Health Care Reform: Given increasing budget deficits, the federal government and many states are currently considering additional ways to limit increases in levels of Medicare and Medicaid funding, which could also adversely affect future payments received by our hospitals. In addition, the uncertainty and fiscal pressures placed upon the federal government as a result of, among other things, the War on Terrorism, economic recovery stimulus packages, responses to natural disasters, the expansion of a Medicare drug benefit and the federal budget deficit in general may affect the availability of federal funds to provide additional relief in the future. We are unable to predict the effect of future policy changes on our operations.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $24 million during 2009, $29 million during 2008 and $34 million during 2007. In connection with construction management contracts pursuant to the terms of which we are building/have built newly constructed acute care hospitals for an unrelated third party, we earned revenues of $42 million during 2009, $64 million during 2008 and $83 million during 2007. Combined income from continuing operations before income taxes earned in connection with the revenues mentioned above was $13 million during 2009, $11 million during 2008 and $10 million during 2007.

Below is a schedule of our interest expense during 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Revolving credit & demand notes	$4,101	$12,597	$23,396
$200 million, 6.75% Senior Notes due 2011	13,510	13,510	13,510
$400 million, 7.125% Senior Notes due 2016 (a.)	28,496	24,012	17,899
Accounts receivable securitization program	704	4,653	2,879

Subtotal-revolving credit, demand notes, Senior Notes and accounts receivable securitization program	46,811	54,772	57,684
Interest rate swap expense/(income), net	5,263	1,271	(752)
Other combined interest expense	5,688	5,927	4,984
Capitalized interest on major construction projects	(11,565)	(7,899)	(9,230)
Interest income	(387)	(864)	(1,060)

Interest expense, net	$45,810	$53,207	$51,626

(a.)	In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original $250 million of Notes issued in June, 2006 (see Note 4—Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings pursuant to our revolving credit agreement and accounts receivable securitization program.

As indicated above, the combined interest expense on our revolving credit agreement, demand notes, Senior Notes and accounts receivable securitization program decreased $8 million to $47 million during 2009 as compared to $55 million during 2008. This decrease was due primarily to an $81 million decrease in the aggregate average outstanding borrowings on those debt facilities and a 0.4% decrease in the weighted average borrowing rate. During 2008, as compared to 2007, the combined interest expense on the above-mentioned debt facilities decreased $3 million to $55 million during 2008 as compared to $58 million during 2007. This decrease was due primarily to a 0.9% decrease in the weighted average borrowing rate partially offset by an $83 million increase in the aggregate average outstanding borrowings on those debt facilities.

The effective tax rate, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, was 35.9% during 2009, 34.6% during 2008 and 32.8% during 2007. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes, minus income from continuing operations attributable to noncontrolling interests, was 39.6% during 2009, 39.0% during 2008 and 38.0% during 2007. The increases in the effective tax rates during the 2009, as compared to 2008, consisted primarily of the $4.3 million unfavorable discrete tax item recorded during the second quarter of 2009 resulting from the nondeductible portion of the South Texas Health System affiliates settlement. The increase in the effective tax rates during 2008, as compared to 2007, resulted primarily from an increase in the effective state income tax rate.

Discontinued Operations

During 2008, we sold a 125-bed acute care hospital located in Pennsylvania and commenced divestiture considerations for the real property of our four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of damage sustained from Hurricane Katrina. The operating results and gain on divestiture for the facility located in Pennsylvania are reflected as “Income/(loss) from discontinued operations, net of income tax expense” in the Consolidated Statements of Income for 2008 and 2007.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenues	$—	$58,467	$67,887
Loss from discontinued operations	—	(2,996)	(411)
Gain on divestiture	—	13,413	—

Income/(loss) from discontinued operations, before income tax expense/benefit	—	10,417	(411)
Income tax (expense)/benefit	—	(3,981)	156

Income/(loss) from discontinued operations, net of income tax expense	$—	$6,436	$(255)

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

As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities. As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of December 31, 2009. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of December 31, 2009.

During the second quarter of 2009, based upon a reserve analysis, we recorded a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009. This favorable change in our estimated future claims payments, which was included in our financial results for the year ended December 31, 2009, was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of a company-wide patient safety initiative undertaken during the last few years.

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

Inflation—Inflation has not had a material impact on our results of operations over the last three years. As mentioned above, as a percentage of revenues during 2009 as compared to 2008, we experienced decreases in salaries, wages and benefits expense, supplies expense and other operating expenses due to, among other things, a moderation of increases to salaries and wages due to the increased unemployment rates and the impact of the disinflationary economy which has limited our vendors and service providers’ ability to increase their prices.

However, since the healthcare industry is very labor intensive and salaries and benefits are subject to inflationary pressures, as are supply and other costs, we cannot predict the impact that future economic conditions may have on our ability to contain future expense increases. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to various federal, state and local laws which have been enacted that, in certain cases, limit our ability to increase prices. We believe, however, that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable.

Liquidity

Year ended December 31, 2009 as compared to December 31, 2008:

Net cash provided by operating activities

Net cash provided by operating activities was $533 million during 2009 as compared to $494 million during 2008. The net increase of $39 million, or 8%, was primarily attributable to the following:

•

a favorable net change of $68 million due to an increase in net income, plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sales of businesses and assets, stock-based compensation expense and provision for settlement);

•	an unfavorable change of $24 million in accounts receivable;

•

a favorable change of $50 million in construction management and other receivable which includes $10 million of cash proceeds received during the first quarter of 2009 from the estate liquidation of a commercial insurer (related receivable was recorded during fourth quarter of 2008);

•	an unfavorable change of $23 million in other working capital accounts due primarily to the payment made to the government during 2009 to settle the South Texas Health System affiliates investigation;

•

an unfavorable change of $22 million in other assets and deferred charges due primarily to an initial payment of $8 million made during 2009 in connection with the purchase of a health information technology application and the receipt during 2008 of a $9 million deposit held by our pharmacy supply distributor;

•	a favorable change of $18 million in accrued and deferred income taxes;

•

an unfavorable change of $26 million in accrued insurance expense, net of commercial premium paid, resulting primarily from a $23 million reduction to our professional and general liability self-insurance reserves and a $7 million reduction to our workers’ compensation self-insurance reserves self-insurance reserves recorded during 2009 (as discussed above in Self-Insured Risks), and;

•	$2 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Without adjustment, our DSO were 42 days in 2009, 46 days in 2008 and 48 days in 2007. After adjusting our respective 2008 and 2007 year-end accounts receivable balances for the items mentioned below, our adjusted DSO were 44 days in 2008 and 48 days in 2007. No adjustments were required to our 2009 DSO. Our 2008 and 2007 adjusted DSO were calculated by reducing our respective year-end accounts receivable balances for the following: (i) the PHICO liquidation and construction management receivables as of December 31, 2008, and; (ii) the construction management receivables as of December 31, 2007.

Net cash used in investing activities

Net cash used in investing activities was $382 million during 2009 as compared to $296 million during 2008.

2009:

The $382 million of net cash used in investing activities during 2009 consisted of $380 million spent on capital expenditures, $10 million received from the sale of assets and businesses and $12 million spent on the acquisition of assets and businesses.

2009 Capital Expenditures:

During 2009, we spent $380 million to finance capital expenditures, including the following:

•

construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital located in Palmdale, California which is expected to be completed and opened during the second quarter of 2010;

•	construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

•	construction costs related to a newly constructed Texoma Medical Center, a 220-bed replacement acute care hospital in Denison, Texas that was completed and opened in late December, 2009;

•	construction costs related to a new patient tower at Summerlin Hospital Medical Center located in Las Vegas, Nevada that was completed and opened in December, 2009;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2009 Divestiture of Assets and Businesses:

During 2009, we received $10 million from the divestiture of assets and businesses, including the following:

•	the sale of the real property assets of a medical office building on the campus of a previously divested acute care facility located in Pennsylvania, and;

•	the sale of our ownership interest in an outpatient surgery center.

2009 Acquisitions of Assets and Businesses:

During 2009, we spent $12 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 72-bed behavioral health care facility located in Louisville, Colorado, and;

•	the acquisition of the real property assets of a medical office building located on the campus of one of our acute care hospitals located in Texas.

2008:

The $296 million of net cash used in investing activities during 2008 consisted of $355 million spent on capital expenditures, $82 million received from the sale of assets and businesses and $23 million spent on the acquisition of assets and businesses.

2008 Capital Expenditures:

During 2008, we spent $355 million to finance capital expenditures, including the following:

•

construction costs related to the newly constructed Centennial Hills Hospital Medical Center, a 165-bed acute care hospital in Las Vegas, Nevada which was completed and opened during the first quarter of 2008;

•	construction costs related to the newly constructed Palmdale Regional Medical Center;

•	construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

•	construction costs related to a newly constructed Texoma Medical Center in Denison, Texas;

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

Net cash provided by/used in financing activities

Net cash used in financing activities was $147 million during 2009 and $209 million during 2008.

2009:

The $147 million of net cash used in financing activities consisted of the following:

•	generated $26 million of proceeds primarily from additional borrowings pursuant to our revolving credit agreement;

•	spent $66 million for debt repayments consisting primarily of repayments pursuant to our accounts receivable securitization program;

•	spent $63 million to repurchase 2.56 million shares of our Class B Common Stock;

•	spent $17 million to pay a quarterly dividend (of $.04 per share during each of the first three quarter of 2009 and $.05 during the fourth quarter of 2009);

•	spent $30 million to fund profit distributions to noncontrolling interests, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2008:

The $209 million of net cash used in financing activities consisted of the following:

•	generated $151 million of net proceeds from the issuance of additional senior notes which have a 7.25% coupon rate and are scheduled to mature on June 30, 2016;

•

spent $167 million for debt repayments consisting primarily of repayments pursuant to our accounts receivable securitization program, revolving credit facility and short-term, on-demand credit facility;

•	spent $149 million to repurchase 6.54 million shares of our Class B Common Stock;

•	spent $16 million to pay an $.04 per share quarterly dividend;

•	spent $31 million to fund profit distributions to noncontrolling interests;

•	received $2 million of capital contributions from minority members of joint-ventures;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;

•	spent $1 million to purchase noncontrolling interests in majority owned business.

Year ended December 31, 2008 as compared to December 31, 2007:

Net cash provided by operating activities

Net cash provided by operating activities was $494 million during 2008 as compared to $381 million during 2007. The net increase of $113 million, or 30%, was primarily attributable to the following:

•

a favorable net change of $46 million due to an increase in net income plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sales of assets and businesses, stock-based compensation expense and provision for settlement);

•	a favorable change of $35 million in accounts receivable;

•

an unfavorable change of $22 million in other receivables consisting of: (i) a $12 million unfavorable change in receivables recorded in connection with two construction management contracts pursuant to the terms of which we built two newly constructed acute care hospitals for an unrelated third party, and; (ii) a $10 million unfavorable change resulting from the receivable recorded during the fourth quarter of 2008 in connection with the proceeds received in 2009 from the liquidation of the PHICO estate, as discussed above;

•	a favorable change of $30 million in other working capital accounts due primarily to the timing of accrued payroll and accounts payable disbursements;

•

a favorable change of $26 million in other assets and deferred charges which included the receipt during 2008 of a $9 million deposit held by our pharmacy supply distributor and a $5 million reduction in the long-term receivables related to the construction management contracts mentioned above, and;

•	$2 million of other combined net unfavorable changes.

Net cash used in investing activities

Net cash used in investing activities was $296 million during 2008 as compared to $435 million during 2007. The factors contributing to the $296 million of net cash used in investing activities during 2008 are detailed above.

2007:

The $435 million of net cash used in investing activities during 2007 consisted of $340 million spent on capital expenditures, $102 million spent on the acquisition of businesses and real property, and $7 million received for the sale of vacant property.

2007 Capital Expenditures:

During 2007, we spent $340 million to finance capital expenditures, including the following:

•	construction costs related to Centennial Hills Hospital Medical Center;

•	construction costs related to major renovation at our Manatee Memorial Hospital in Bradenton, Florida which was completed and opened during the second quarter of 2007;

•	construction costs related to a newly constructed Palmdale Regional Medical Center;

•	construction costs related to the expansions at Southwest Healthcare System, Wellington Regional Medical Center and Valley Hospital Medical Center;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

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

Also during 2007, we received $7 million of combined cash proceeds in connection with the sale of vacant property located in Texas and Kentucky.

Net cash provided by/used in financing activities

Net cash used in financing activities was $209 million during 2008 as compared to $55 million of net cash provided by financing activities during 2007. The factors contributing to the $209 million of net cash used in financing activities during 2008 are detailed above.

2007:

The $55 million of net cash provided by financing activities consisted of the following:

•	generated $183 million of proceeds from borrowings pursuant to our accounts receivable securitization program;

•	spent $9 million for debt repayments, including net debt repayments pursuant to our revolving credit facility;

•	spent $74 million to repurchase 2.90 million shares of our Class B Common Stock;

•	spent $17 million to pay an $.04 per share quarterly dividend;

•	received $18 million of capital contributions from minority members consisting primarily of capital contributions received from a third-party for their share of costs related to Centennial Hills;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans;

•	spent $33 million to fund profit distributions to noncontrolling interests, and;

•

spent $15 million to acquire the remain 10% noncontrolling interest in a limited liability company that owns Methodist Hospital and Lakeland Medical Pavilion located in Louisiana that were severely damaged and closed as a result of Hurricane Katrina.

2010 Expected Capital Expenditures:

During 2010, we expect to spend approximately $315 million to $355 million on capital expenditures, including approximately $115 million related to expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at December 31, 2009. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of December 31, 2009, we had $329 million of borrowings outstanding under our revolving credit agreement and $403 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

There were no borrowings outstanding under the short-term, on-demand credit facility at each of December 31, 2009 and 2008. Outstanding borrowings pursuant to this facility, if any, which can be refinanced through available borrowings under the terms of our Credit Agreement, are classified as long-term on our balance sheet.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a third 364-day term in August, 2009 and will mature in August, 2010. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of December 31, 2009, we had $10 million of borrowings outstanding pursuant to this program and $190 million of available borrowing capacity. The outstanding borrowings pursuant to the Securitization program are classified as long-term on our balance sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

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

The average amounts outstanding during 2009, 2008 and 2007 under the revolving credit, demand notes and accounts receivable securitization program were $287 million, $431 million and $435 million, respectively, with corresponding effective interest rates of 1.7%, 3.9% and 6.0% including commitment and facility fees. The maximum amounts outstanding at any month-end were $356 million in 2009, $566 million in 2008 and $531 million in 2007. The effective interest rate on our revolving credit, demand notes and accounts receivable securitization program, including the respective interest expense/income on designated interest rate swaps, was 3.7% in 2009, 4.4% in 2008 and 5.9% in 2007.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2009. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

The fair value of our long-term debt at December 31, 2009 and 2008 was approximately $1.02 billion and $924 million, respectively.

Our total debt as a percentage of total capitalization was 35% at December 31, 2009 and 39% at December 31, 2008.

Our $800 million Credit Agreement, under which we had $329 million of outstanding borrowings at December 31, 2009, matures on July 28, 2011. We also have $200 million of 6.75% senior notes which are scheduled to mature November 15, 2011. Our refinancing plans for these two debt facilities have not yet been determined. Under current economic conditions and based on our historical and projected financial performance, as well as our current investment grade ratings, we believe we will have sufficient access to the various capital markets to enable us to adequately replace the borrowing capacity scheduled to mature in 2011. It is likely that should current economic conditions remain the same at the time of such refinancing, the terms and costs of such financing will be less favorable than exist currently. There can be no assurance that we will be able to refinance these loans at the time we choose to access the markets or the terms upon which we will be able to do so.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2009 totaled $84 million consisting of: (i) $68 million related to our self-insurance programs; (ii) $15 million related primarily to pending appeals of legal judgments (including judgments related to our self-insurance programs), and; (iii) $1 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Obligations under operating leases for real property, real property master leases and equipment amount to $122 million as of December 31, 2009. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2011 and 2014. These leases contain up to four 5-year renewal options.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2009:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (a)	$959,002	$2,573	$543,854	$4,944	$407,631
Estimated future interest payments on debt outstanding as of December 31, 2009 (b)	223,318	50,807	69,931	57,755	44,825
Construction commitments (c)	34,333	34,333	—	—	—
Purchase and other obligations (d)	192,056	40,275	70,845	80,936	—
Operating leases (e)	122,328	39,402	51,857	20,683	10,386
Estimated future defined benefit pension plan and other retirement plan payments (f)	229,941	7,158	10,567	12,192	200,024

Total contractual cash obligations	$1,760,978	$174,548	$747,054	$176,510	$662,866

(a)	Includes capital lease obligations.
(b)	Assumes that all debt outstanding as of December 31, 2009, including borrowings under our revolving credit agreement and accounts receivable securitization program remain outstanding until the final maturity of the debt agreements at the same interest rates which were in effect as of December 31, 2009. We have the right to repay borrowings, upon short notice and without penalty, pursuant to the terms of the revolving credit agreement, demand note and accounts receivable securitization program.
(c)	Estimated remaining construction cost of the newly constructed Palmdale Medical Center, a 171-bed acute care hospital located in Palmdale, California. This facility is expected to be completed and opened during the second quarter of 2010. We are required to build this hospital pursuant to an agreement with a third-party. In addition to this new hospital construction project, we had various other projects under construction as of December 31, 2009 with estimated additional cost to complete and equip of approximately $115 million. Because we can terminate substantially all of the related construction contracts at any time without paying a termination fee, these costs are excluded from the above table except for the amount contractually committed to a third-party.
(d)	Consists of: (i) $104 million related to a long-term contract with a third-party to provide certain data processing services and laboratory information system and order management technology for our acute care facilities; (ii) $72 million related to the expected costs to be paid to a third-party vendor in connection with the purchase and implementation of an electronic health records application (“EHR”) for each of our acute care facilities (excludes expected internal costs to be incurred, please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure); (iii) a $15 million liability for physician commitments expected to be paid in the future, and; (iv) a $1 million remaining commitment payable in connection with a portion of a gift to the College of William & Mary from our Chief Executive Officer. See Note 1 to the Consolidated Financial Statements for additional disclosure related to the physician commitment liability.
(e)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2009 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(f)	Consists of $215 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2086), as disclosed in Note 10 to the Consolidated Financial Statements, and $15 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2009 was a $24 million liability recorded in connection with the non-contributory, defined benefit pension plan and an $11 million liability recorded in connection with the other retirement plan.

As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities and $220 million is included in other non-current liabilities. We exclude the $266 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such amounts. Please see Professional and General Liability Claims and Property Insurance above for additional disclosure related to our professional and general liability claims and reserves. Additionally, the table above does not include $6 million of the total unrecognized tax benefits for uncertain tax positions as of December 31, 2009. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for which the amounts may be utilized.

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

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The interest rate swaps mature on October 17, 2011 and October 5, 2012 and have fixed rates payable of 4.865% and 4.7625%, respectively. The notional amount of the interest rate swap maturing on October 17, 2011 reduces to $50 million on October 18, 2010.

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

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2009. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$1,981	$202,075	$833	$813	$107	$402,327	$608,136
Average interest rates	7.0%	7.0%	7.1%	7.1%	7.1%	7.1%	7.1%
Variable rate:
Debt	$592	$340,521	$431	$454	$3,568	$5,300	$350,866
Average interest rates	0.8%	0.8%	2.5%	2.3%	2.6%	.4%	1.6%
Interest rate swaps:
Notional amount	$25,000	$50,000	$75,000	—	—	—	$150,000
Average interest rates	4.9%	4.9%	4.8%	—	—	—	4.8%

As calculated based upon our variable rate debt outstanding as of December 31, 2009 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $2 million.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows, together with the reports of PricewaterhouseCoopers LLP, independent registered public accounting firm, are included elsewhere herein. Reference is made to the “Index to Financial Statements and Financial Statement Schedule.”

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

As of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 14.	Principal Accounting Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditor” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

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

10.3 Agreement, dated December 1, 2009, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.22* Restricted Stock Purchase Agreement by and between Universal Health Services, Inc. and Alan B. Miller, Chairman of the Board and Chief Executive Officer of the Company, previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.23* Universal Health Services, Inc., Executive Incentive Plan, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 1, 2005, is incorporated herein by reference.

10.24 Amendment No. 1 to the Credit Agreement by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents, dated June 28, 2006, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated August 1, 2006, is incorporated herein by reference.

10.25* Description of Contribution Agreement relating to Mr. Alan Miller, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 26, 2006, is incorporated herein by reference.

10.26* Universal Health Services, Inc. Restricted Stock Purchase Agreement dated as of March 15, 2006, by and between Universal Health Services, Inc. and Alan B. Miller, previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated March 21, 2006, is incorporated herein by reference.

10.27 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.28 Amendment No. 2 to the Credit Agreement, dated as of April 13, 2007 by and among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and ABN Amro Bank, N.V., Sun Trust Bank and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 13, 2007, is incorporated herein by reference.

10.29 Credit and Security Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.30 Form of Receivables Sale Agreement, dated as of August 31, 2007, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 6, 2007, is incorporated herein by reference.

10.31 Form of Performance Undertaking, dated as of August 31, 2007, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 6, 2007 is incorporated herein by reference.

10.32 Underwriting Agreement by and among Banc of America Securities LLC, as representative of the underwriters named in Schedule II, and Universal Health Services, Inc., dated May 29, 2008, previously filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

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
Alan B. Miller Chairman of the Board and Chief Executive Officer

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/S/ MARC D. MILLER Marc D. Miller	Director and President	February 25, 2010

/S/ LEATRICE DUCAT Leatrice Ducat	Director	February 25, 2010

/S/ JOHN H. HERRELL John H. Herrell	Director	February 25, 2010

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	February 25, 2010

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 25, 2010

/S/ RICK SANTORUM Rick Santorum	Director	February 25, 2010

/S/ DANIEL B. SILVERS Daniel B. Silvers	Director	February 25, 2010

/S/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 25, 2010

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm on 2009 and 2008 Consolidated Financial Statements and Schedule and effectiveness of internal control over financial reporting	80
Consolidated Statements of Income for the three years ended December 31, 2009	81
Consolidated Balance Sheets as of December 31, 2009 and 2008	82
Consolidated Statements of Changes in Equity for the three years ended December 31, 2009	83
Consolidated Statements of Cash Flows for the three years ended December 31, 2009	86
Notes to Consolidated Financial Statements	87
Supplemental Financial Statement Schedule II: Valuation and Qualifying Accounts	121

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2007. As discussed in Note 1, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

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

/s/    PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 25, 2010

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net revenues	$5,202,379	$5,022,417	$4,683,150
Operating charges:
Salaries, wages and benefits	2,204,422	2,133,181	2,004,995
Other operating expenses	994,923	1,044,278	982,614
Supplies expense	699,249	694,477	666,320
Provision for doubtful accounts	508,603	476,745	410,543
Depreciation and amortization	204,703	193,635	180,557
Lease and rental expense	69,947	69,882	67,867

	4,681,847	4,612,198	4,312,896

Income from operations	520,532	410,219	370,254
Interest expense, net	45,810	53,207	51,626

Income from continuing operations before income taxes	474,722	357,012	318,628
Provision for income taxes	170,475	123,378	104,625

Income from continuing operations	304,247	233,634	214,003
Income from discontinued operations, net of income tax (expense) benefit of ($4.0 million) during 2008 and $156 during 2007	—	6,436	(255)

Net income	304,247	240,070	213,748
Less: Net income attributable to noncontrolling interests	43,874	40,693	43,361

Net income attributable to UHS	$260,373	$199,377	$170,387

Basic earnings per share attributable to UHS:
From continuing operations	$2.65	$1.90	$1.59
From discontinued operations	—	0.06	—

Total basic earnings per share	$2.65	$1.96	$1.59

Diluted earnings per share attributable to UHS:
From continuing operations	$2.64	$1.90	$1.59
From discontinued operations	—	0.06	—

Total diluted earnings per share	$2.64	$1.96	$1.59

Weighted average number of common shares—basic	97,794	101,222	106,762
Add: Other share equivalents	481	196	116

Weighted average number of common shares and equivalents—diluted	98,275	101,418	106,878

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$9,180	$5,460
Accounts receivable, net	602,559	625,437
Supplies	84,272	76,043
Deferred income taxes	51,336	34,522
Other current assets	27,270	26,375
Assets of facilities held for sale	21,580	21,580

Total current assets	796,197	789,417

Property and Equipment
Land	219,057	214,531
Buildings and improvements	2,098,164	1,799,427
Equipment	1,013,245	917,408
Property under capital lease	40,497	40,880

	3,370,963	2,972,246
Accumulated depreciation	(1,423,580)	(1,255,682)

	1,947,383	1,716,564
Construction-in-progress	367,855	383,728

	2,315,238	2,100,292
Other assets:
Goodwill	732,685	732,937
Deferred charges	8,643	10,428
Other	111,700	109,388

	853,028	852,753

	$3,964,463	$3,742,462

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,573	$8,708
Accounts payable	194,969	192,078
Accrued liabilities
Compensation and related benefits	157,509	138,257
Interest	5,791	5,434
Taxes other than income	23,614	20,327
Other	196,734	185,912
Current federal and state income taxes	1,627	10,409

Total current liabilities	582,817	561,125

Other noncurrent liabilities	375,580	407,652
Long-term debt	956,429	990,661
Deferred income taxes	60,091	12,439
Commitments and contingencies (Note 8)
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,656,808 shares in 2009 and 3,328,404 shares in 2008	67	33
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 89,554,143 shares in 2009 and 45,757,910 shares in 2008	896	458
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 665,400 shares in 2009 and 335,800 shares in 2008	7	3
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 37,678 shares in 2009 and 22,269 shares in 2008	—	—
Cumulative dividends	(108,627)	(91,921)
Retained earnings	1,879,981	1,666,973
Accumulated other comprehensive loss	(21,253)	(31,696)

Universal Health Services, Inc. common stockholders’ equity	1,751,071	1,543,850
Noncontrolling interest	238,475	226,735

Total Equity	1,989,546	1,770,585

	$3,964,463	$3,742,462

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	Universal Health Services, Inc. Common Stockholders’ Equity
	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2007	$33	$502	$3	—	—	$(58,602)	$1,483,981	$(15,259)	$(8,194)	$1,402,464	$174,061	$1,576,525
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48)	—	—	—	—	—	—	11,832	—	—	11,832	—	11,832
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	2	—	—	—	—	4,521	—	—	4,523	—	4,523
Repurchased	—	(15)	—	—	—	—	(74,076)	—	—	(74,091)	—	(74,091)
Restricted share-based compensation expense	—	—	—	—	—	—	8,380	—	—	8,380	—	8,380
Dividends paid	—	—	—	—	—	(17,169)	—	—	—	(17,169)	—	(17,169)
Stock option expense	—	—	—	—	—	—	8,787	—	—	8,787	—	8,787
Reclassification of deferred compensation	—	—	—	—	—	—	(15,259)	15,259	—	—	—	—
After-tax gain on partial sale of subsidiary	—	—	—	—	—	—	773	—	—	773	—	773
Profit distributions to noncontrolling interests											(33,041)	(33,041)
Capital contributions from noncontrolling interests											17,563	17,563
Other											8,240	8,240
Comprehensive income:
Net income	—	—	—	—	—	—	170,387	—	—	170,387	43,361	213,748
Amortization of terminated hedge (net of income tax effect of $189)	—	—	—	—	—	—	—	—	(147)	(147)	—	(147)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $1,672)	—	—	—	—	—	—	—	—	(2,754)	(2,754)	—	(2,754)
Minimum pension liability (net of income tax effect of $2,393)	—	—	—	—	—	—	—	—	4,214	4,214	—	4,214

Subtotal—comprehensive income									1,313	171,700	43,361	215,061

Balance, January 1, 2008	33	489	3	—	—	(75,771)	1,599,326	—	(6,881)	1,517,199	210,184	1,727,383

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	Universal Health Services, Inc. Common Stockholders’ Equity
	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total Equity
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	2	—	—	—	—	2,547	—	—	2,549	—	2,549
Repurchased	—	(33)	—	—	—	—	(149,371)	—	—	(149,404)	—	(149,404)
Restricted share-based compensation expense	—	—	—	—	—	—	4,678	—	—	4,678	—	4,678
Dividends paid	—	—	—	—	—	(16,150)	—	—	—	(16,150)	—	(16,150)
Stock option expense	—	—	—	—	—	—	10,416	—	—	10,416	—	10,416
Profit distributions to noncontrolling interests											(31,087)	(31,087)
Capital contributions from noncontrolling interests											2,333	2,333
Purchase of minority ownership interests in majority owned businesses											(1,058)	(1,058)
Other											5,670	5,670
Comprehensive income:
Net income	—	—	—	—	—	—	199,377	—	—	199,377	40,693	240,070
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $3,644)	—	—	—	—	—	—	—	—	(5,891)	(5,891)	—	(5,891)
Minimum pension liability (net of income tax effect of $11,572)	—	—	—	—	—	—	—	—	(18,708)	(18,708)	—	(18,708)

Subtotal—comprehensive income									(24,815)	174,562	40,693	215,255

Balance, January 1, 2009	33	458	3	—	—	(91,921)	1,666,973	—	(31,696)	1,543,850	226,735	1,770,585

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	Universal Health Services, Inc. Common Stockholders’ Equity
	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total Equity
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	2	—	—	—	—	3,283	—	—	3,285	—	3,285
Repurchased	—	(13)	—	—	—	—	(63,275)	—	—	(63,288)	—	(63,288)
Restricted share-based compensation expense	—	—	—	—	—	—	3,174	—	—	3,174	—	3,174
Dividends paid	—	—	—	—	—	(16,706)	—	—	—	(16,706)	—	(16,706)
Stock dividend	34	449	4	—	—	—	(487)	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	9,940	—	—	9,940	—	9,940
Profit distributions to noncontrolling interests											(29,866)	(29,866)
Capital contributions from noncontrolling interests											121	121
Purchase of minority ownership interests in majority owned businesses											(229)	(229)
Other											(2,160)	(2,160)
Comprehensive income:
Net income	—	—	—	—	—	—	260,373	—	—	260,373	43,874	304,247
Amortization of terminated hedge (net of income tax effect of $126)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $899)	—	—	—	—	—	—	—	—	1,477	1,477	—	1,477
Minimum pension liability (net of income tax effect of $5,667)	—	—	—	—	—	—	—	—	9,182	9,182	—	9,182

Subtotal—comprehensive income									10,443	270,816	43,874	314,690

Balance, December 31, 2009	$67	$896	$7	—	—	$(108,627)	$1,879,981	—	$(21,253)	$1,751,071	$238,475	$1,989,546

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$304,247	$240,070	$213,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	204,703	195,766	183,281
Gains on sales of assets and businesses, net of losses	(1,346)	(21,464)	(3,722)
Stock-based compensation expense	13,096	14,125	16,899
Provision for settlements	—	25,000	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1,402)	22,445	(13,050)
Construction management and other receivable	29,519	(20,693)	1,510
Accrued interest	357	(123)	2,143
Accrued and deferred income taxes	14,930	(3,483)	9,648
Other working capital accounts	(18,828)	3,878	(26,547)
Other assets and deferred charges	(1,258)	21,003	(4,700)
Other	755	2,811	(8,287)
Accrued insurance expense, net of commercial premiums paid	44,314	73,413	64,131
Payments made in settlement of self-insurance claims	(55,782)	(58,561)	(53,608)

Net cash provided by operating activities	533,305	494,187	381,446

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(379,748)	(354,537)	(339,813)
Acquisition of property and businesses	(12,499)	(23,481)	(101,792)
Proceeds received from sales of assets and businesses	9,770	82,062	6,818
Settlement proceeds received related to prior year acquisition, net of expenses	—	1,539	—
Investment in joint-venture	—	(1,249)	—

Net cash used in investing activities	(382,477)	(295,666)	(434,787)

Cash Flows from Financing Activities:
Reduction of long-term debt	(66,499)	(166,557)	(8,716)
Additional borrowings	26,069	151,129	183,206
Financing costs	—	(975)	(588)
Repurchase of common shares	(63,288)	(149,404)	(74,091)
Dividends paid	(16,706)	(16,150)	(17,169)
Issuance of common stock	3,290	2,354	2,264
Profit distributions to noncontrolling interests	(29,866)	(31,087)	(33,041)
Capital contributions from noncontrolling interests	121	2,333	17,653
Purchase of noncontrolling interests in majority owned businesses	(229)	(1,058)	(14,762)

Net cash (used in) provided by financing activities	(147,108)	(209,415)	54,756

Increase (decrease) in cash and cash equivalents	3,720	(10,894)	1,415
Cash and cash equivalents, beginning of period	5,460	16,354	14,939

Cash and cash equivalents, end of period	$9,180	$5,460	$16,354

Supplemental Disclosures of Cash Flow Information:
Interest paid	$57,018	$62,285	$58,567

Income taxes paid, net of refunds	$155,368	$130,379	$93,519

Supplemental Disclosures of Noncash Investing and Financing Activities:
See Notes 2, 4 and 7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Services provided by our hospitals, all of which are operated by subsidiaries of ours include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and behavioral health services. We, through our subsidiaries, provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

The more significant accounting policies follow:

A) Principles of Consolidation: The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us or our subsidiaries as the managing general partner. All significant intercompany accounts and transactions have been eliminated.

B) Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38%, 38% and 39% of our net patient revenues during 2009, 2008 and 2007, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 46%, 46% and 44% of our net patient revenues during 2009, 2008 and 2007, respectively.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2009, 2008 or 2007.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to (amounts include uninsured discounts mentioned above and data related to an acute care facility that is reflected as discontinued operations) $671 million, $609 million and $562 million during 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

C) Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent a series of statements and collection letters. Patients that express an inability to pay are reviewed for potential sources of assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Our accounts receivable are recorded net of established charity care reserves of $61 million as of December 31, 2009 and $83 million as of December 31, 2008. The decrease in the charity care reserves resulted primarily from write-offs during 2009 of fully reserved receivables related to undocumented aliens in our south Texas market due to a lack of funding pursuant to the Section 1011 Program.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2009 and December 31, 2008, accounts receivable are recorded net of allowance for doubtful accounts of $169 million and $163 million, respectively.

D) Concentration of Revenues: Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 22% in 2009, 22% in 2008 and 21% in 2007, of our consolidated net revenues. On a combined basis, our facilities in the McAllen/Edinburg, Texas market (consisting of three acute care facilities, a children’s hospital and a behavioral health facility) contributed 7% of our consolidated net revenues during each of 2009, 2008 and 2007.

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

We capitalize interest expense on major construction projects while in progress. We capitalized interest on major construction projects amounting to $11.6 million during 2009, $7.9 million during 2008 and $9.2 million during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $184.6 million during 2009, $176.1 million during 2008 and $159.8 million during 2007.

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

H) Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2009 which indicated no impairment of goodwill. There were also no goodwill impairments during 2008 or 2007. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2009 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2008	$417,358	$333,037	$750,395
Goodwill acquired during the period	—	10,989	10,989
Goodwill divested during the period	(14,534)	—	(14,534)
Adjustments to goodwill (a)	(11,778)	(2,135)	(13,913)

Balance, January 1, 2009	391,046	341,891	732,937
Goodwill divested during the period	(1,201)	—	(1,201)
Adjustments to goodwill (b)	—	949	949

Balance, December 31, 2009	$389,845	$342,840	$732,685

(a)	The reduction to the Acute Care Services’ goodwill consists primarily of a reclassification to “assets of facilities held for sale” and represents the goodwill attributable to four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of Hurricane Katrina. The reduction to Behavioral Health Services’ goodwill consists primarily of the recording of net settlement proceeds received during 2008 related to a prior year acquisition.
(b)	Consists primarily of adjustments to prior year purchase price allocations.

I) Other Assets: Other assets consist primarily of amounts related to: (i) prepaid fees for various software and other applications used by our hospitals; (ii) deposits; (iii) investments in various businesses, including Universal Health Realty Income Trust; (iv) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (v) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (vi) other miscellaneous assets. As of December 31, 2009 and 2008, other intangible assets, net of accumulated amortization, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

J) Physician Guarantees and Commitments: As of December 31, 2009, our accrued liabilities-other, and our other assets include $15 million of estimated future payments related to physician-related contractual commitments. Pursuant to contractual guarantees outstanding as of December 31, 2009 that are applicable to future years, we have $21 million of potential future financial obligations of which $14 million are potential obligations during 2010 and $7 million are potential obligations during 2011 and later.

K) Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims, based on estimates of the ultimate costs for both reported claims and claims incurred but not reported. Estimated losses from asserted and incurred but not reported claims are accrued based on our estimates of the ultimate costs of the claims, which includes costs associated with litigating or settling claims, and the relationship of past reported incidents to eventual claims payments. All relevant information, including our own historical experience, the nature and extent of existing asserted claims and reported incidents, and analyses of this information, is used in estimating the expected amount of claims. We also consider amounts that may be recovered from excess insurance carriers, state guaranty funds and other sources in estimating our ultimate net liability for such risk. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. Based on the results of workers’ compensation reserves analyses, we recorded reductions of prior year reserves of $7 million during 2009, $4 million during 2008 and $5 million during 2007. See Note 8 for discussion of revisions to prior year general and professional liability reserves.

L) Income Taxes: Deferred tax assets and liabilities are recognized for the amount of taxes payable or deductible in future years as a result of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. We believe that future income will enable us to realize our deferred tax assets net of recorded valuation allowances relating to state net operating loss carry-forwards.

The effective tax rate, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, was 35.9% during 2009, 34.6% during 2008 and 32.8% during 2007. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes, minus income from continuing operations attributable to non-controlling interests, was 39.6% during 2009, 39.0% during 2008 and 38.0% during 2007. The increases in the effective tax rates during the 2009, as compared to 2008, consisted primarily of the $4.3 million unfavorable discrete tax item recorded during the second quarter of 2009 resulting from the nondeductible portion of the South Texas Health System affiliates reserve. The increase in the effective tax rates during 2008, as compared to 2007, resulted primarily from an increase in the effective state income tax rate.

We adopted the provisions of the guidance for accounting for uncertainty in income taxes effective January 1, 2007. As of January 1, 2008, our unrecognized tax benefits were approximately $2.4 million. During 2009 and 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $2.0 million and $2.4 million, respectively, due to tax positions taken in the current and prior years. Also during 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at December 31, 2009 and 2008, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $4 million and $2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

M) Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves and pension liability.

N) Noncontrolling Interest: As of December 31, 2009 and 2008, the noncontrolling interest balance of $238 million and $227 million, respectively, consists primarily of: (i) an outside ownership interest of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% outside ownership in an acute care facility located in Washington D.C. and; (iii) an outside ownership interest of approximately 11% in an acute care facility located in Laredo, Texas.

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

O) Comprehensive Income: Comprehensive income or loss, is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and a pension liability.

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

We account for our derivative and hedging activities using the Financial Accounting Standard Board’s (“FASB”) guidance which requires all derivative instruments, including certain derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. For derivative transactions designated as hedges, we formally document all relationships between the hedging instrument and the related hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Fair value hedges are accounted for by recording the changes in the fair value of both the derivative instrument and the hedged item in the income statement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Q) Stock-Based Compensation: At December 31, 2009, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2009, 2008 and 2007, there were no net excess tax benefits generated.

R) Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2009	2008	2007
Basic and diluted:
Income from continuing operations	$304,247	$233,634	$214,003
Less: Net income attributable to noncontrolling interest	(43,874)	(40,693)	(43,361)
Less: Net income attributable to unvested restricted share grants	(1,146)	(719)	(972)

Income from continuing operations attributable to UHS—basic and diluted	259,227	192,222	169,670
Income/(loss) from discontinued operations, net of taxes	—	6,436	(255)

Net income attributable to UHS—basic and diluted	$259,227	$198,658	$169,415

Weighted average number of common shares—basic	97,794	101,222	106,762
Basic earnings per share attributable to UHS:
From continuing operations	$2.65	$1.90	$1.59
From discontinued operations	—	0.06	—

Total basic earnings per share	$2.65	$1.96	$1.59

Weighted average number of common shares	97,794	101,222	106,762
Net effect of dilutive stock options and grants based on the treasury stock method	481	196	116

Weighted average number of common shares and equivalents—diluted	98,275	101,418	106,878
Diluted earnings per share attributable to UHS:
From continuing operations	$2.64	$1.90	$1.59
From discontinued operations	—	0.06	—

Total diluted earnings per share	$2.64	$1.96	$1.59

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

U) Accounting Standards:

Accounting Standards Codification: In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not affect our results of operations or financial position.

Transfers of Financial Assets: In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment became effective for us on January 1, 2010. This amendment did not have a material impact on our consolidated financial position or results of operations.

Consolidation of Variable Interest Entities: In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”s). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment became effective for us on January 1, 2010. This amendment will not have a material impact on our consolidated financial position or results of operations.

Subsequent Event Disclosure: In May 2009, the FASB issued standards related to accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued (referred to as subsequent events). The standards set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. They also set forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, the standards identify the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted these standards during the second quarter of 2009 and evaluated subsequent events through February 25, 2010.

Debt Securities Impairment: In April 2009, the FASB issued standards that change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Fair Value of Financial Instruments: In April 2009, the FASB issued standards related to fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The carrying amount and fair value of our long-term debt was $959 million and $1.02 billion respectively, at December 31, 2009.

Fair Value Option for Financial Assets and Financial Liabilities: In April, 2009, the FASB issued standards related to fair value for assets or liabilities when the volume and level of activity has significantly decreased and identifying circumstances that indicate a transaction is not orderly. The overall objective of fair value measurement is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This standard did not have a material impact on our consolidated financial position or results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, FASB issued an amendment which clarified that all unvested share-based payment awards that contain a right to received nonforfeitable dividends or dividend equivalents (whether paid or unpaid) participate in the undistributed earnings with common shareholders, and therefore, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The adoption of this FSP on January 1, 2009 did not have a material impact on our results of operations or financial position.

Determination of the Useful Life of Intangible Assets: In April 2008, the FASB issued a standard that amends the accounting guidance to permit an entity to use its own assumptions when developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The standard removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of this standard on January 1, 2009, did not have a material impact on our consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, the FASB issued a standard which establishes, among other things, enhanced disclosure requirements of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. This standard is effective prospectively for financial statements issued beginning after November 15, 2008. Our adoption of this statement did not have an impact on our results of operations.

Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued a standard to establishe accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, however, all other requirements of that standard shall be applied prospectively. This standard became effective for us on January 1, 2009 and it did not have a material impact on our results of operations or financial position. In connection with the adoption of this standard, certain cash flow amounts in prior periods have been reclassified. Profit distributions to noncontrolling interests and purchase of noncontrolling interests were reclassified to financing activities from operating and investing activities, respectively, in order to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Business Combinations: In December 2007, the FASB issued standards related to business combinations. The standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard became effective for us on January 1, 2009, and it did not have a material impact on our results of operations or financial position.

Postretirement Benefit Plan Assets: In December 2008, the FASB issued guidance on employers’ disclosures about postretirement benefit plan assets. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. This guidance becomes effective for us on December 31, 2009. Since the guidance only requires enhanced disclosures, we have determined that its adoption did not have an impact on our results of operations.

V) Assets held for Sale: In August 2005, our Methodist Hospital and Lakeland Medical Pavilion, each located in New Orleans, Louisiana, and our Chalmette Medical Center and Virtue Street Pavilion, each located in Chalmette, Louisiana, were severely damaged and closed from Hurricane Katrina. Since that time, all facilities have remained closed and non-operational. The Chalmette Medical Center building has been razed as a result of the substantial hurricane damaged sustained. During 2008, we commenced divestiture considerations for the real property of these facilities which are included as assets held for sale in the accompanying Consolidated Balance Sheets.

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2009:

2009 Acquisitions of Assets and Businesses:

During 2009, we spent $12 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 72-bed behavioral health care facility located in Louisville, Colorado, and;

•	the acquisition of the real property assets of a medical office building located on the campus of one of our acute care hospitals located in Texas.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$1,000
Property, plant & equipment	11,000

Cash paid in 2009 for acquisitions	$12,000

Assuming the acquisition of the behavioral health facility located in Colorado occurred on January 1, 2009, the pro forma effect on our 2009 net revenues, income from continuing operations, income from continuing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

operations per basic and diluted share, net income attributable to UHS and net income attributable to UHS per basic and diluted share was immaterial. Assuming the acquisition occurred on January 1, 2008, the pro forma effect on our 2008 net revenues, income from continuing operations, income from continuing operations per basic and diluted share, net income attributable to UHS and net income attributable to UHS per basic and diluted share was immaterial.

2009 Divestitures of Assets and Businesses:

During 2009, we received $10 million from the divestiture of assets and businesses, including the following:

•	the sale of the real property assets of a medical office building on the campus of a previously divested acute care facility located in Pennsylvania, and;

•	the sale of our ownership interest in an outpatient surgery center

Year ended December 31, 2008:

2008 Acquisitions of Assets and Businesses:

During 2008, we spent $23 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 76-bed behavioral health facility located in Lawrenceville, Georgia, and;

•	the acquisition of previously leased real property assets of a behavioral health facility located in Nevada.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$(1,000)
Property, plant & equipment	13,000
Goodwill	11,000

Cash paid in 2008 for acquisitions	$23,000

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

Assuming the acquisition of the behavioral health facility located in Georgia occurred on January 1, 2008, the pro forma effect on our 2008 net revenues, income from continuing operations, income from continuing operations per basic and diluted share, net income attributable to UHS and net income attributable to UHS per basic and diluted share was immaterial. Assuming the acquisition occurred on January 1, 2007, the pro forma effect on our 2007 net revenues, income from continuing operations, income from continuing operations per basic and diluted share, net income attributable to UHS and net income attributable to UHS per basic and diluted share was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

During 2008, in addition to the sale of Central Montgomery Medical Center, we commenced divestiture considerations for the real property of our four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of damage sustained from Hurricane Katrina. The operating results and gain on divestiture of Central Montgomery Medical Center are reflected as “Income/(loss) from discontinued operations, net of income tax expense” in the Consolidated Statements of Income for 2008 and 2007. The discontinued operations were not attributable to noncontrolling interests.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Net revenues	$—	$58,467	$67,887
Loss from discontinued operations	—	(2,996)	(411)
Gain on divestiture	—	13,413	—

Income/(loss) from discontinued operations, before income tax expense/benefit	—	10,417	(411)
Income tax (expense)/benefit	—	(3,981)	156

Income/(loss) from discontinued operations, net of income tax expense	$—	$6,436	$(255)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Assuming all these acquisitions occurred on January 1, 2007, our 2007 pro forma net revenues would have been approximately $4.70 billion and the pro forma effect on our income from continuing operations, income from continuing operations per basic and diluted share, net income attributable to UHS and net income attributable to UHS per basic and diluted share was immaterial.

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

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2009, 2008 and 2007, we had no fair value hedges outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Effective January 1, 2009, we adopted the authoritative guidance for disclosures in connection with derivative instruments and hedging activities which requires additional disclosure about a company’s derivative activities, but does not require any new accounting related to derivative activities. We have applied the requirements of the guidance on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $12 million at December 31, 2009 and $14 million at December 31, 2008 which are included in other long-term liabilities on the accompanying balance sheet.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2009	2008
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $6,959 in 2009 and $8,502 in 2008) and term loans with varying maturities through 2019; weighted average interest at 6.3% in 2009 and 5.3 % in 2008 (see Note 7 regarding capitalized leases)	$13,324	$18,988
Revolving credit and demand notes	329,200	303,300
Revenue bonds, interest at floating rates of 0.3% and 0.8% at December 31, 2009 and 2008, respectively, with varying maturities through 2015	5,300	5,300
Accounts receivable securitization program	10,000	70,000
6.75% Senior Notes due 2011, net of the unamortized discount of $19 in 2009 and $29 in 2008, and fair market value adjustment of $1,169 in 2009 and $1,778 in 2008.	201,150	201,749
7.125% Senior Notes due 2016, including unamortized net premium of $28 in 2009 and $32 in 2008	400,028	400,032

	959,002	999,369
Less-Amounts due within one year	(2,573)	(8,708)

	$956,429	$990,661

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended, (“Credit Agreement”) which is scheduled to expire on July 28, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At December 31, 2009, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of December 31, 2009, we had $329 million of borrowings outstanding under our revolving credit agreement and $403 million of available borrowing capacity, net of $68 million of outstanding letters of credit.

There were no borrowings outstanding under the short-term, on-demand credit facility at each of December 31, 2009 and 2008. Outstanding borrowings pursuant to this facility, if any, which can be refinanced through available borrowings under the terms of our Credit Agreement, are classified as long-term on our balance sheet.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a third 364-day term in August, 2009 and will mature in August, 2010. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of December 31, 2009, we had $10 million of borrowings outstanding pursuant to this program and $190 million of available borrowing capacity. The outstanding borrowings pursuant to the Securitization program are classified as long-term on our balance sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

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

The average amounts outstanding during 2009, 2008 and 2007 under the revolving credit, demand notes and accounts receivable securitization program were $287 million, $431 million and $435 million, respectively, with corresponding effective interest rates of 1.7%, 3.9% and 6.0% including commitment and facility fees. The maximum amounts outstanding at any month-end were $356 million in 2009, $566 million in 2008 and $531 million in 2007. The effective interest rate on our revolving credit, demand notes and accounts receivable securitization program, including the respective interest expense/income on designated interest rate swaps, was 3.7% in 2009, 4.4% in 2008 and 5.9% in 2007.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The fair value of our long-term debt at December 31, 2009 and 2008 was approximately $1.02 billion and $924 million, respectively.

Aggregate maturities follow:

(000s)
2010	$2,573
2011	542,595
2012	1,264
2013	1,268
2014	3,676
Later	407,626

Total	$959,002

5) COMMON STOCK

In November, 2009, we declared a two-for-one stock split in the form of a 100% stock dividend which was paid on December 15, 2009 to shareholders of record as of December 1, 2009. All classes of common stock participated on a pro rata basis and, as required, references to share quantities, share prices and earnings per share for all periods presented or discussed have been adjusted to reflect the two-for-one stock split.

Dividends

Cash dividends of $.17 per share ($16.7 million in the aggregate) were declared and paid during 2009, $.16 per share ($16.2 million in the aggregate) were declared and paid during 2008 and $.16 per share ($17.2 million in the aggregate) were declared and paid during 2007.

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 43 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2009:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2007							4,152,330
2007	10,000,000	2,925,075	$0.01	2,902,146	$25.53	$74,091	11,250,184
2008	—	6,587,136	$0.01	6,536,636	$22.86	$149,404	4,713,548
2009	—	2,574,209	$0.01	2,561,209	$24.71	$63,288	2,152,339

Total for three year period ended December 31, 2009	10,000,000	12,086,420	$0.01	11,999,991	$23.90	$286,783

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(a)	Includes 13,000 during 2009, 50,500 during 2008 and 22,928 during 2007 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan.

Stock-based Compensation Plans

At December 31, 2009, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2009, 2008 and 2007, there were no net excess tax benefits generated.

Compensation costs related to outstanding stock options were recognized as follows: (i) a pre-tax charge of $9.9 million ($6.2 million after-tax) or $.06 per diluted share during 2009; (ii) a pre-tax charge of $10.4 million ($6.4 million after-tax) or $.06 per diluted share during 2008, and; (iii) a pre-tax charge of $8.8 million ($5.5 million after-tax) or $.05 per diluted share during 2007. In addition, during the years ended 2009, 2008 and 2007, compensation costs of $2.8 million ($1.8 million after-tax), $3.4 million ($2.1 million after-tax) and $7.8 million ($4.8 million after-tax), respectively, were recognized related to restricted stock.

We adopted the 2005 Stock Incentive Plan, as amended in 2008, (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of fourteen million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 2,635,000, 2,773,250, and 2,405,500 stock options, net of cancellations, granted during 2009, 2008 and 2007, respectively. The per option weighted-average grant-date fair value of options granted during 2009, 2008, and 2007 was $7.93, $3.08 and $4.70, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions derived from averaging the number of options granted during the most recent five-year period that were granted or have vestings after January 1, 2006. The 2007 and 2008 weighted-average assumptions were each based upon twenty-two option grants and the 2009 weighted-average assumptions were based upon nineteen option grants.

Year Ended December 31,	2009	2008	2007
Volatility	28%	28%	31%
Interest rate	3%	3%	4%
Expected life (years)	3.6	3.6	3.7
Forfeiture rate	10%	10%	6%
Dividend yield	0.7%	0.7%	0.6%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2007	4,518,100	$26.42	$29.26 - $19.25
Granted	2,699,000	$24.59	$29.89 - $24.45
Exercised	(461,050)	$21.54	$27.44 - $19.25
Cancelled	(395,100)	$27.28	$29.26 - $22.57

Balance, January 1, 2008	6,360,950	$25.94	$29.89 - $19.25
Granted	2,890,000	$16.50	$31.70 - $16.22
Exercised	(760,674)	$24.76	$29.89 - $19.25
Cancelled	(373,950)	$26.22	$29.26 - $22.57

Balance, January 1, 2009	8,116,326	$22.68	$31.70 - $16.22
Granted	2,635,000	$31.18	$31.18 - $31.18
Exercised	(1,582,376)	$23.71	$29.89 - $16.22
Cancelled	(366,500)	$22.84	$29.89 - $16.22

Balance, December 31, 2009	8,802,450	$25.03	$31.70 - $16.22

Outstanding options vested and exercisable as of December 31, 2009	2,456,950	$25.10	$31.70 - $16.22

The following table provides information about unvested options for the year December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2009	6,065,825	$4.63
Granted	2,635,000	$7.93
Vested	(2,088,325)	$5.43
Cancelled	(267,000)	$4.58

Unvested options as of December 31, 2009	6,345,500	$5.75

The following table provides information about all outstanding options, and exercisable options, at December 31, 2009:

	Options Outstanding	Options Exercisable
Number	8,802,450	2,456,950
Weighted average exercise price	$25.03	$25.10
Aggregate intrinsic value as of December 31, 2009	$49,967,784	$13,269,817
Weighted average remaining contractual life	3.5	2.4

The total in-the-money value of all stock options exercised during the year ended December 31, 2009 was $10.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2009 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$16.22 – $24.45	4,525,550	$20.00	3.3	1,374,800	$21.92	2,841,977	$19.16
$25.32 – $29.26	1,603,150	28.99	1.8	1,071,150	29.13	479,864	28.70
$29.60 – $31.70	2,673,750	31.17	4.9	11,000	30.17	2,401,801	31.17

Total	8,802,450	$25.03	3.5	2,456,950	$25.10	5,723,642	$25.00

(a)	Assumes a weighted average forfeiture rate of 9.8%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) a Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”) which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 138,870, 117,914 and, 84,188 shares issued pursuant to the Employee Stock Purchase Plan during 2009, 2008 and 2007, respectively. Compensation expense recorded in connection with this plan was $316,000, $328,000 and $320,000 during 2009, 2008 and 2007, respectively.

We have reserved 4.4 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 1,658,000 shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2009, of which 31,638 became fully vested during 2009, 296,400 became fully vested during 2008 and 388,128 became fully vested during 2007.

During the first quarter of 2009, pursuant to the 2001 Plan, the Compensation Committee of the Board of Directors (the “Committee”) approved the issuance of 109,850 restricted shares of our Class B Common Stock at $20.26 per share ($2.2 million in the aggregate) to our Chief Executive Officer (“CEO”) and Chairman of the Board. These shares, which were issued pursuant to a provision in our CEO’s employment agreement, are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated by reason of disability, death, without proper cause or due to breach of the CEO’s employment agreement by us, the vesting of these awards will occur immediately. In connection with this grant, we recorded compensation expense of $482,000 during 2009 and the remaining expense associated with this award (estimated at $1.7 million as of December 31, 2009) will be recorded over the remaining vesting periods of the award.

During the first quarter of 2008, pursuant to the 2001 Plan, the Committee approved the issuance of 62,190 restricted shares of our Class B Common Stock at $24.12 per share ($1.5 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2009. 15,548 of these shares became fully vested in 2009. In connection with this grant, we recorded compensation expense of $375,000 during 2009 and $360,000 during 2008 and the remaining expense associated with this award (estimated at $765,000 as of December 31, 2009) will be recorded over the remaining vesting periods of the award.

During the fourth quarter of 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 61,362 restricted shares of our Class B Common Stock at $24.45 per share ($1.5 million in the aggregate) to our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2009. 15,340 of these shares became fully vested in each of 2009 and 2008. In connection with this grant, we recorded compensation expense of $375,000 during each of 2009 and 2008 and $42,000 during 2007. The remaining expense associated with this award (estimated at $708,000 as of December 31, 2009) will be recorded over the remaining vesting periods of the award.

Additionally, during 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 22,250 restricted shares of our Class B Common stock at a weighted average of $29.62 per share ($659,000 in the aggregate) to various employees. These shares have various vesting schedules. We recorded compensation expense of $152,000, $135,000 and $93,000 during 2009, 2008 and 2007, respectively, in connection with these grants and the remaining expense associated with these awards (estimated at $317,000 as of December 31, 2009) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

During the fourth quarter of 2006, pursuant to the 2001 Plan, the Committee approved the issuance of 254,000 restricted shares (net of cancellations) of our Class B Common Stock at $25.71 per share ($6.5 million in the aggregate) to various officers and employees. These shares are scheduled to vest in November, 2010. In connection with this grant, we recorded compensation expense of $1.5 million, $1.4 million during and $2.0 million during 2009, 2008, and 2007, respectively. The remaining expense associated with this award (estimated at $1.4 million as of December 31, 2009) will be recorded over the remaining vesting periods of the award, assuming the recipients remain employed by us.

At December 31, 2009, 23,512,052 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $3.2 million in 2009, $3.7 million in 2008 and $8.1 million in 2007. Including the stock option related compensation expense recorded pursuant to 123R, of $9.9 million in 2009, $10.4 million in 2008 and $8.8 million in 2007, we recorded a total stock compensation expense of $13.1 million in 2009, $14.1 million in 2008 and $16.9 million in 2007.

6) INCOME TAXES

Components of income tax expense/(benefit) from continuing operations are as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$147,653	$126,222	$89,946
Foreign	—	—	—
State	21,413	22,230	12,769

	169,066	148,452	102,715
Deferred
Federal and foreign	1,669	(22,814)	4,633
State	(260)	(2,260)	(2,723)

	1,409	(25,074)	1,910

Total	$170,475	$123,378	$104,625

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	As of December 31,
	2009	2008
Deferred income tax assets:
Self-insurance reserves	$110,829	$118,836
Compensation accruals	22,910	27,279
State net operating loss carryforwards and other state deferred assets	27,357	32,157
Other currently non-deductible accrued liabilities	18,378	19,962
Net pension liability	9,549	15,216
Currently non-deductible reserve recorded in connection with the government’s investigation of the South Texas Health System affiliates	—	9,601
Doubtful accounts and other reserves	4,142	—
Other combined items	3,599	4,372

	196,764	227,423
Less: Valuation Allowance	(23,084)	(29,788)

Net deferred income tax assets:	173,680	197,635
Deferred income tax liabilities:
Depreciable and amortizable assets	(178,146)	(156,677)
Doubtful accounts and other reserves	—	(13,524)
Other deferred tax liabilities	(4,289)	(5,351)

Net deferred income tax assets ( liabilities)	$(8,755)	$22,083

The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes, minus income from continuing operations attributable to noncontrolling interests, was 39.6% during 2009, 39.0% during 2008 and 38.0% during 2007. The increases in the effective tax rates during the 2009, as compared to 2008, consisted primarily of the $4.3 million unfavorable discrete tax item recorded during the second quarter of 2009 resulting from the nondeductible portion of the South Texas Health System affiliates settlement. The increase in the effective tax rates during 2008, as compared to 2007, resulted primarily from an increase in the effective state income tax rate.

A reconciliation between the federal statutory rate and the effective tax rate on continuing operations is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.2	4.1	2.3
Other items	1.4	(0.1)	0.7
Impact of noncontrolling interest	(3.7)	(4.4)	(5.2)

Effective tax rate	35.9	34.6	32.8
Impact of noncontrolling interest	3.7	4.4	5.2

Effective tax rate, including noncontrolling interest	39.6%	39.0%	38.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	As of December 31,
	2009	2008
Current deferred taxes
Assets	$53,584	$51,460
Liabilities	(2,248)	(16,938)

Total deferred taxes-current	51,336	34,522

Noncurrent deferred taxes
Assets	120,096	146,174
Liabilities	(180,187)	(158,613)

Total deferred taxes-noncurrent	(60,091)	(12,439)

Total deferred tax assets (liabilities)	$(8,755)	$22,083

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2009, state net operating loss carryforwards (expiring in years 2010 through 2029), and credit carryforwards available to offset future taxable income approximated $407 million, representing approximately $22.9 million in deferred state tax benefit (net of the federal benefit).

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized, therefore, valuation allowances of $23.1 million and $29.8 million have been reflected as of December 31, 2009 and 2008, respectively. During 2009, the valuation allowance on these state tax benefits decreased by $6.7 million due to expired net operating losses not realized.

We adopted the provisions of accounting for uncertainty in income taxes effective January 1, 2007. During 2009 and 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $2 million and $2.4 million respectively, due to tax positions taken in the current and prior years. Also during 2008, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at December 31, 2009 and 2008, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $4 million and $2 million, respectively.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2009 and 2008, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2006 and subsequent years. The IRS has commenced an audit for the tax year ended December 31, 2006. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months however it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The tabular reconciliation of unrecognized tax benefits for the year ended December 31, 2009 and 2008 is as follows (amounts in thousands).

	As of December 31,
	2009	2008	2007
Balance at January 1,	$3,759	$2,450	$6,180
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in the prior years	1,245	1,641	375
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in the current year	750	750	—
Amount of decrease in unrecognized tax benefits as a result of settlement	—	—	(906)
Amount of decrease in unrecognized tax benefits as a lapse in statute	—	(1,082)	(3,199)

Balance at December 31,	$5,754	$3,759	$2,450

7) LEASE COMMITMENTS

Certain of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2011 through 2014 (see Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value.

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2009	2008
Land, buildings and equipment	$40,499	$40,880
Less: accumulated amortization	(40,096)	(37,363)

	$403	$3,517

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2008, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2010	$2,412	$39,402
2011	1,283	33,398
2012	1,150	18,459
2013	1,088	14,563
2014	348	6,120
Later Years	4,360	10,386

Total minimum rental	$10,641	$122,328

Less: Amount representing interest	(3,682)

Present value of minimum rental commitments	6,959
Less: Current portion of capital lease obligations	(1,982)

Long-term portion of capital lease obligations	$4,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In the ordinary course of business, our facilities routinely lease equipment pursuant to month-to-month lease arrangements that will likely result in future lease & rental expense in excess of the amounts indicated above. Capital lease obligations of $700,000 in 2009, $3.4 million in 2008 and $6.8 million in 2007 were incurred when we assumed capital lease obligations upon the acquisition of facilities or entered into capital leases for new equipment.

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

As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities. As of December 31, 2008, the total accrual for our professional and general liability claims was $272 million ($271 million net of expected recoveries from state guaranty funds) of which $42 million is included in other current liabilities. As a result of a commercial insurer’s liquidation in 2002, we became liable for unpaid claims related to our facilities, some of which remain outstanding as of December 31, 2009. The reserve for the estimated future claims payments for these outstanding liabilities is included in the accrual for our professional and general liability claims as of December 31, 2009.

During the second quarter of 2009, based upon a reserve analysis, we recorded a $23 million reduction to our professional and general liability self-insurance reserves relating to years prior to 2009. This favorable change in our estimated future claims payments, which was included in our financial results for the year ended December 31, 2009, was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of a company-wide patient safety initiative undertaken during the last few years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our subsidiaries, received a notice of termination of its Medicare/Medicaid Certification as a result of Two Rivers’ alleged failure to correct certain deficiencies which make it ineligible for Medicare program participation. We are attempting to resolve these issues amicably with the Centers for Medicare and Medicaid Services (“CMS”) in an effort to prevent the termination from going into effect. In the interim, Two Rivers has filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers has filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS’ proceeding with the termination. By agreement, the court has issued a temporary restraining order preventing CMS from terminating Two Rivers from the Medicare/Medicaid program until such time that a settlement has been reached with CMS or a preliminary injunction has been ruled upon by the court. In the event that a settlement is not reached or a preliminary injunction is not issued, the termination could go into effect, pending resolution of the administrative appeal. We can provide no assurance that Two Rivers will not ultimately lose its Medicare Certification and any such termination would have a material adverse effect on the facility’s future results of operations and financial condition. The operating result of Two Rivers did not have a material impact on our 2009 consolidated results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In response to these subpoenas, we produced the requested documents on a rolling basis and we cooperated with the investigations in all respects. We also met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division on several occasions to discuss a possible resolution of this matter. However, the parties were not able to reach a resolution. Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc., Keystone Marion, LLC and Keystone Education and Youth Services, LLC, doing business as the Marion Youth Center. The qui tam case was brought by four former employees of the Marion Youth Center. At this time, based upon a press release issued by the Department of Justice, the allegations being pursued by the United States and the Commonwealth of Virginia appear to relate solely to the Marion Youth Center. The United States and the Commonwealth of Virginia now have 120 days in which to serve their complaint upon the defendants. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. Although we will continue to work towards a settlement, there is no assurance that a settlement can be reached, and, should a settlement be reached, we are unable at this time to determine the ultimate settlement amount. If a settlement is not reached, we will defend ourselves vigorously against these allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. We have denied liability and are defending the case vigorously which has not yet been certified as a class action by the court. We are still uncertain as to the legal viability and extent of the claims, and, as such, are unable to determine the extent of potential financial exposure at this time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other

During the third quarter of 2009, Southwest Healthcare System (“SWHCS”), which operates Rancho Springs Medical Center and Inland Valley Regional Medical Center in Riverside County, California, entered into an agreement with the Center for Medicare and Medicaid Services (“CMS”). The agreement required SWHCS to engage an independent quality monitor to assist SWHCS in meeting all CMS’ conditions of participation. Further, the agreement provided that, during the last 60 days of the agreement, CMS would conduct a full Medicare certification survey. That survey took place the week of January 11, 2010. At present, we have not been advised of the results from CMS. While we believe that SWHCS has complied with all obligations under the agreement, there can be no assurance as to the outcome of the survey or that the outcome would not have a material adverse effect on us. The operating results of SWHCS did have a material impact on our 2009 consolidated results of operations.

We and our South Texas Health System affiliates, which operate McAllen Medical Center, McAllen Heart Hospital, Edinburg Regional Medical Center and certain other affiliates, were served with a subpoena dated November 21, 2005, issued by the Office of Inspector General of the Department of Health and Human Services (“OIG”). At that time, the Civil Division of the U.S. Attorney’s office in Houston, Texas indicated that the subpoena was part of an investigation under the False Claims Act regarding compliance with Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians from January 1, 1999 to the date of the subpoena, related to the South Texas Health System. The Civil Division of the U.S. Attorney’s office in Houston, Texas focused on certain arrangements entered into by the South Texas Health System affiliates which, the government believes, may have violated Medicare and Medicaid rules and regulations pertaining to payments to physicians and the solicitation of patient referrals from physicians and other matters relating to payments to various individuals which may have constituted improper payments. We cooperated with the investigations and, during the fourth quarter of 2009, reached an agreement to resolve the matter. We agreed to make a payment in the amount of $27.5 million, which was paid in October of 2009, and, with respect to the South Texas Health System affiliates, we have entered into a five-year Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General for the Department of Health and Human Services. The CIA requires South Texas Health System affiliates to develop and implement an enhanced compliance program and contains specific reporting requirements. During 2008, we recorded a pre-tax charge of $25 million to establish a reserve in connection with this matter and recorded an additional $3 million during 2009. Also during 2009, we recorded a $4.3 million unfavorable discrete tax item to reflect the estimated nondeductible portion of the amount reserved. We do not expect to incur additional material charges with respect to this matter.

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2009 as follows: (i) estimated future construction commitment of $34 million related to the construction of a new 171-bed acute care facility located in Palmdale, California; (ii) other combined estimated future purchase obligations of $192 million related to a long-term contract with a third-party to provide certain data processing services, laboratory information system and order management technology for our acute care facilities ($104 million), expected costs to be paid to a third-party vendor in connection with the purchase and implementation of an electronic health records application for our acute care facilities ($72 million), estimated minimum liabilities for physician commitments expected to be paid in the future ($15 million), and the remaining commitment in connection with the funding of a portion of our Chief Executive Officer’s gift to the College of William & Mary ($1 million), and; (iii) combined estimated future payments of $230 million related to our non-contributory, defined benefit pension plan ($215 million consisting of estimated payments through 2086) and other retirement plan liabilities ($15 million).

As of December 31, 2009, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2009 totaled $84 million consisting of: (i) $68 million related to our self-insurance programs; (ii) $15 million related primarily to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

pending appeals of legal judgments (including judgments related to our self-insurance programs), and; (iii) $1 million of other debt guarantees related to public utilities and entities in which we own a noncontrolling interest.

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2009, we held approximately 6.5% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which, we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.6 million during each of 2009 and 2008 and $1.4 million during 2007. Our pre-tax share of income from the Trust was $1.1 million during 2009, $900,000 during 2008 and $1.5 million during 2007 and is included in net revenues in the accompanying consolidated statements of income for each year. The carrying value of this investment was $8.1 million and $8.9 million at December 31, 2009 and 2008, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $25.2 million at December 31, 2009 and $25.9 million at December 31, 2008, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.3 million during 2009 and $16.1 million during each of 2008 and 2007. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $20.4 million, $19.8 million and $16.9 million in 2009, 2008 and 2007, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2009 and 2008:

	2009	2008
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$46,432	$64,515
Actual return (loss) on plan assets	13,718	(19,020)
Employer contributions	5,950	5,130
Benefits paid	(4,164)	(3,733)
Administrative expenses	(485)	(460)

Fair value of plan assets at end of year	$61,451	$46,432
Change in benefit obligation:
Benefit obligation at beginning of year	$84,483	$76,466
Service cost	1,191	1,192
Interest cost	4,834	4,827
Benefits paid	(4,164)	(3,733)
Actuarial (gain) loss	(868)	5,731

Benefit obligation at end of year	$85,476	$84,483
Amounts recognized in the Consolidated Balance Sheet:
Other noncurrent liabilities	24,025	38,051

Total liability at end of year	$24,025	$38,051

Additional year end information for Pension Plan
Projected benefit obligation	$85,476	$84,483
Accumulated benefit obligation	83,140	81,596
Fair value of plan assets	61,451	46,432

	2009	2008	2007
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,191	$1,192	$1,342
Interest cost	4,834	4,827	4,365
Expected return on plan assets	(3,927)	(5,345)	(4,772)
Recognized actuarial loss	4,676	276	1,121

Net periodic cost	$6,774	$950	$2,056

	2009	2008
Measurement Dates
Benefit obligations	12/31/2009	12/31/2008
Fair value of plan assets	12/31/2009	12/31/2008

	2009	2008
Weighted average assumptions as of December 31
Discount rate	5.96%	5.87%
Rate of compensation increase	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2009	2008	2007
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	5.87%	6.48%	5.50%
Expected long-term rate at return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $83,140 and $81,596 as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2009 and 2008. In 2009 and 2008, the accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet. We estimate that there will be $2,538 of net loss that will be amortized from accumulated other comprehensive income over the next fiscal year.

Our pension plans assets were $61,451 and $46,308 at December 31, 2009 and 2008, respectively. The market values of our pension plan assets at December 31, 2009 by asset category are as follows:

	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$19,784	$19,508	$276	$—
U.S. Mid Cap	4,034	4,034	—	—
U.S. Small Cap	2,888	2,888	—	—
International Developed	7,229	7,229	—	—
Emerging Markets	2,692	2,692	—	—
Fixed income:
Investment Grade Taxable	17,300	10,505	6,795	—
Global High Yield	3,010	3,010	—	—
Real Estate:
Public reits	2,204	2,204	—	—
Tangible Assets:
Commodities	1,788	1,788	—	—
Cash/Currency:
Cash Equivalents	522	161	361	—

Total market value	$61,451	$54,019	$7,432	$—

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2010 through 2019 for our defined pension plan. There will be benefit payments under this plan beyond 2019.

Estimated Future Benefit Payments (000s)
2010	$4,581
2011	4,832
2012	5,082
2013	5,329
2014	5,562
2015-2019	30,933

Total	$56,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	2009	2008
Plan Assets
Asset Category
Equity securities	60%	55%
Fixed income securities	34%	42%
Other	6%	3%

Total	100%	100%

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

	Policy	As of 12/31/09	Permitted Range
Total Equity	58%	60%	51-61%
Total Fixed Income	36%	34%	32-42%
Other	6%	6%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2009.

2009	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,901,032	$2,075,141	—	$11,976,173
Gross outpatient revenues	$4,100,427	$282,473	$62,353	$4,445,253
Total net revenues	$3,809,672	$1,315,029	$77,678	$5,202,379
Income (loss) from continuing operations before income taxes	$386,029	$281,559	$(192,866)	$474,722
Total assets	$2,748,175	$998,508	$217,780	$3,964,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2008	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
Gross inpatient revenues	$9,292,596	$1,951,560	—	$11,244,156
Gross outpatient revenues	$3,655,051	$258,022	$73,699	$3,986,772
Total net revenues	$3,669,504	$1,251,116	$101,797	$5,022,417
Income (loss) from continuing operations before income taxes	$283,062	$244,525	$(170,575)	$357,012
Total assets	$2,517,208	$970,524	$254,730	$3,742,462

2007	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
Gross inpatient revenues	$8,375,435	$1,806,835	—	$10,182,270
Gross outpatient revenues	$3,382,862	$235,920	$82,208	$3,700,990
Total net revenues	$3,410,368	$1,146,078	$126,704	$4,683,150
Income (loss) from continuing operations before income taxes	$269,578	$218,264	$(169,214)	$318,628
Total assets	$2,411,994	$951,883	$244,780	$3,608,657

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2009 and 2008:

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,312,419	$1,303,640	$1,295,109	$1,291,211	$5,202,379
Income from continuing operations	$82,034	$93,977	$59,054	$69,182	$304,247
Income/(loss) from discontinued operations	$—	$—	$—	$—	$—

Net income	$82,034	$93,977	$59,054	$69,182	$304,247
Less: Net income attributable to noncontrolling interests	$14,493	$13,084	$7,980	$8,317	$43,874

Net income attributable to UHS	$67,541	$80,893	$51,074	$60,865	$260,373

Earnings per share attributable to UHS-Basic:
From continuing operations	$0.68	$0.82	$0.52	$0.62	$2.65
From discontinued operations	$—	$—	$—	$—	$—

Total basic earnings per share	$0.68	$0.82	$0.52	$0.62	$2.65

Earnings per share attributable to UHS-Diluted:
From continuing operations	$0.68	$0.82	$0.52	$0.62	$2.64
From discontinued operations	$—	$—	$—	$—	$—

Total diluted earnings per share	$0.68	$0.82	$0.52	$0.62	$2.64

All periods have been adjusted to reflect the two for one stock split in the form of a 100% stock dividend paid in December 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The 2009 quarterly financial data presented above includes the following:

Second Quarter:

•

(i) a favorable $22.8 million pre-tax reduction ($14.2 million, or $.14 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2009, as discussed in Self-Insured Risks, and; (ii) an unfavorable $4.3 million ($.04 per diluted share) discrete tax item recorded in connection with a settlement payment made to the government in connection with the investigation of our South Health Systems affiliates, and;

Fourth Quarter:

•

(i) a favorable $7.0 million pre-tax reduction ($4.4 million, or $.05 per diluted share, net of taxes) to our workers’ compensation self-insurance reserves relating primarily to years prior to 2009, as discussed in Self-Insured Risks.

Net revenues in 2009 include $55.9 million of additional revenues received from Medicaid disproportionate share hospital funds in Texas and South Carolina. Of this amount, $11.9 million was recorded in the first quarter, $15.1 million in the second quarter, $16.5 million in the third quarter and $12.4 million in the fourth quarter. These amounts were recorded in periods that we met all of the requirements to be entitled to these reimbursements.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,277,976	$1,262,577	$1,244,462	$1,237,402	$5,022,417
Income from continuing operations	$73,332	$66,617	$46,539	$47,146	$233,634
Income/(loss) from discontinued operations	$1,610	$(950)	$(226)	$6,002	$6,436

Net income	$74,942	$65,667	$46,313	$53,148	$240,070
Less: Net income attributable to noncontrolling interests	$13,279	$11,427	$9,316	$6,671	$40,693

Net income attributable to UHS	$61,663	$54,240	$36,997	$46,477	$199,377

Earnings per share attributable to UHS-Basic:
From continuing operations	$0.58	$0.54	$0.37	$0.40	$1.90
From discontinued operations	$0.02	($0.01)	$—	$0.06	$0.06

Total basic earnings per share	$0.60	$0.53	$0.37	$0.46	$1.96

Earnings per share attributable to UHS-Diluted:
From continuing operations	$0.58	$0.54	$0.37	$0.40	$1.90
From discontinued operations	$0.02	($0.01)	($0.01)	$0.06	$0.06

Total diluted earnings per share	$0.60	$0.53	$0.36	$0.46	$1.96

All periods have been adjusted to reflect the two for one stock split in the form of a 100% stock dividend paid in December 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The 2008 quarterly financial data presented above includes the following:

Third Quarter:

•

(i) a $8.0 million pre-tax charge ($5.0 million, or $.05 per diluted share, net of taxes) to establish a reserve in connection with the government’s investigation of our South Texas Health Systems affiliates which was settled during 2009, and; (ii) a $4.6 million pre-tax ($2.8 million, or $.03 per diluted share, net of taxes) gain on sale of investment and; (iii) a $3.4 million pre-tax ($2.1 million, or $.02 per diluted share, net of taxes) gain on sale of real property, and;

Fourth Quarter:

•

(i) a $15.0 million pre-tax charge ($9.2 million, or $.09 per diluted share, net of taxes) to establish a reserve in connection with the government’s investigation of our South Texas Health Systems affiliates, and; (ii) a $9.9 million pre-tax ($6.0 million, or $.06 per diluted share, net of taxes) reduction to our professional and liability expense from the partial liquidation proceeds from a bankrupt commercial insurer, as discussed in Self-Insured Risks.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended December 31, 2009	$162,975	$508,603	$—	$(502,702)	$168,876

Year ended December 31, 2008	$121,321	$484,138	$—	$(442,484)	$162,975

Year ended December 31, 2007	$110,324	$415,961	$2,452	$(407,416)	$121,321

Included in the charges to costs and expenses are $7,393 in 2008 and $5,418 in 2007, related to an acute care facility that was divested during 2008.