Form 10-Q
period 2010-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2010-05-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2010:

Class A	6,656,808
Class B	89,757,461
Class C	665,400
Class D	37,242

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$1,347,153	$1,312,419

Operating charges:
Salaries, wages and benefits	578,926	541,297
Other operating expenses	247,028	273,221
Supplies expense	183,816	173,967
Provision for doubtful accounts	125,390	118,978
Depreciation and amortization	53,511	51,134
Lease and rental expense	17,934	17,072

	1,206,605	1,175,669

Income from operations	140,548	136,750
Interest expense, net	12,377	12,638

Income before income taxes	128,171	124,112
Provision for income taxes	45,409	42,078

Net income	82,762	82,034

Less: Income attributable to noncontrolling interests	10,943	14,493

Net income attributable to UHS	$71,819	$67,541

Basic earnings per share attributable to UHS	$0.74	$0.68

Diluted earnings per share attributable to UHS	$0.73	$0.68

Weighted average number of common shares—basic	96,539	98,412
Add: Other share equivalents	911	—

Weighted average number of common shares and equivalents—diluted	97,450	98,412

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6,865	$9,180
Accounts receivable, net	648,831	602,559
Supplies	83,822	84,272
Other current assets	36,863	27,270
Deferred income taxes	39,895	51,336
Current assets held for sale	21,580	21,580

Total current assets	837,856	796,197

Property and equipment	3,771,362	3,738,818
Less: accumulated depreciation	(1,467,874)	(1,423,580)

	2,303,488	2,315,238

Other assets:
Goodwill	733,626	732,685
Deferred charges	9,316	8,643
Other	115,025	111,700

	$3,999,311	$3,964,463

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,526	$2,573
Accounts payable and accrued liabilities	583,028	578,617
Federal and state taxes	25,716	1,627

Total current liabilities	610,270	582,817

Other noncurrent liabilities	367,747	375,580
Long-term debt	891,615	956,429
Deferred income taxes	63,125	60,091

UHS common stockholders’ equity	1,821,755	1,751,071
Noncontrolling interest	244,799	238,475

Total equity	2,066,554	1,989,546

	$3,999,311	$3,964,463

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$82,762	$82,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	53,511	51,134
Gains on sale of asset	(1,848)	—
Stock-based compensation expense	4,065	3,463
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(46,499)	(44,894)
Construction management and other receivable	—	17,477
Accrued interest	8,357	10,491
Accrued and deferred income taxes	37,380	28,062
Other working capital accounts	(2,389)	6,581
Other assets and deferred charges	(4,231)	(1,902)
Other	(4,164)	(4,537)
Accrued insurance expense, net of commercial premiums paid	18,960	20,014
Payments made in settlement of self-insurance claims	(10,187)	(15,669)

Net cash provided by operating activities	135,717	152,254

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(62,576)	(78,219)
Proceeds received from sale of asset	2,894	—

Net cash used in investing activities	(59,682)	(78,219)

Cash Flows from Financing Activities:
Reduction of long-term debt	(68,363)	(51,800)
Repurchase of common shares	(2,157)	(14,725)
Dividends paid	(4,834)	(3,962)
Issuance of common stock	1,627	667
Profit distributions to noncontrolling interests	(4,623)	(252)

Net cash used in financing activities	(78,350)	(70,072)

Increase (decrease) in cash and cash equivalents	(2,315)	3,963
Cash and cash equivalents, beginning of period	9,180	5,460

Cash and cash equivalents, end of period	$6,865	$9,423

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,482	$3,966

Income taxes paid, net of refunds	$6,732	$13,784

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended March 31, 2010. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly present results for the interim periods. The balance sheet at December 31, 2009 has been derived from the audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2010, we held approximately 6.5% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $437,000 and $390,000 during the three-month periods ended March 31, 2010 and 2009, respectively. Our pre-tax share of income from the Trust was $300,000 during each of the three-month periods ended March 31, 2010 and 2009. The carrying value of this investment was $8.0 million and $8.1 million at March 31, 2010 and December 31, 2009, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $27.8 million at March 31, 2010 and $25.2 million at December 31, 2009.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during each of the three-month periods ended March 31, 2010 and 2009. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

(3) Other Noncurrent liabilities and Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

As of March 31, 2010 and December 31, 2009, the noncontrolling interest balance of $245 million and $238 million, respectively, consists primarily of: (i) third-party ownership interests of approximately 28% in five acute care facilities located in Las Vegas, Nevada; (ii) a 20% third-party ownership in an acute care facility located in Washington, D.C. and; (iii) third-party ownership interests of approximately 11% in an acute care facility located in Laredo, Texas.

In connection with the five acute care facilities located in Las Vegas, Nevada, the outside owners have certain “put rights” that may require us to purchase the minority member’s interests upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds.

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2010, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of March 31, 2010, we had $155 million of borrowings outstanding under our revolving credit agreement and $580 million of available borrowing capacity, net of $65 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a third 364-day term in August, 2009 and will mature in August, 2010. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of March 31, 2010, we had $120 million of borrowings outstanding pursuant to this program and $80 million of available borrowing capacity. The outstanding borrowings pursuant to the Securitization program are classified as long-term on our balance sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

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

The carrying amount and fair value of our long-term debt was $892 million and $951 million at March 31, 2010, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

Effective January 1, 2009, we adopted the authoritative guidance for disclosures in connection with derivative instruments and hedging activities which requires additional disclosure about a company’s derivative activities, but does not require any new accounting related to derivative activities. During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of approximately $11.5 million at each of March 31, 2010 and December 31, 2009 which are included in other long-term liabilities on the accompanying balance sheet.

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

As of March 31, 2010, the total accrual for our professional and general liability claims was $275 million, of which $46 million is included in accounts payable and accrued liabilities. As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities.

Effective April 1, 2009, we have commercial property insurance policies covering catastrophic losses resulting from windstorm damage up to a $1 billion policy limit per occurrence. Losses resulting from non-named windstorms are subject to a $250,000 deductible. Losses resulting from named windstorms are subject to deductibles between 3% and 5% (based upon the location of the facility) of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, except for facilities in Alaska, California and the New Madrid (which includes certain counties located in Arkansas, Illinois, Kentucky, Mississippi, Missouri and Tennessee) and Pacific Northwest Seismic Zones which are subject to a $100 million limitation. The earthquake limit in Puerto Rico is $25 million. Earthquake losses are subject to a $250,000 deductible for our facilities located in all states except California, Alaska, Washington, Puerto Rico and the New Madrid where earthquake losses are subject to deductibles ranging from 1% to 5% (based upon the location of the facility) of the declared total insurable value of the property. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility. Due to an increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Other

As of March 31, 2010 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2010 totaled $81 million consisting of: (i) $64 million related to our self-insurance programs; (ii) $14 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $3 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our subsidiaries, received a notice of termination of its Medicare/Medicaid Certification as a result of Two Rivers’ alleged failure to correct certain deficiencies which make it ineligible for Medicare program participation. We attempted to resolve these issues amicably with the Centers for Medicare and Medicaid Services (“CMS”) in an effort to prevent the termination from going into effect. In the interim, Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers also filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS’ proceeding with the termination. By agreement, the court issued a temporary restraining order preventing CMS from terminating Two Rivers from the Medicare/Medicaid program until such time that a settlement could be reached with CMS or a preliminary injunction could be ruled upon by the court. On April 7, 2010, Two Rivers received a letter from CMS advising that, as a result of a resurvey conducted by CMS surveyors in March, the termination notice was being rescinded and the facility was found to be in compliance with all conditions of participation.

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

Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Center (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint alleges causes of action pursuant to the federal and state false claims acts, Virginia fraud, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. On April 30, 2010, UHS and Keystone filed separate motions to dismiss the government’s claims in their entirety. Keystone intends to file a separate motion to dismiss the relator’s employment claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

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

Other Matters

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

Southwest Healthcare System:

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

We’ve received notification from CMS that it intends to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010, which, if it occurs, will likely also result in the termination of SWHCS’s Medicaid provider agreement. SWHCS has commenced discussions with officials from CMS regarding an agreement that will potentially rescind the provider agreement termination action. Should we be unable to reach an agreement with CMS, we intend to file an administrative appeal with the Department of Health and Human Services and/or pursue other such remedies that may be available to us.

We’ve also received notification from the California Department of Public Health (“CDPH”) indicating that they plan to initiate a process to revoke SWHCS’s hospital license. We plan to appeal CDPH’s action and SWHCS will remain operational pending the appeal. In that notice CDPH has indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% of our income from operations after income attributable to non-controlling interest.

General:

Currently, and from time to time, some of our other facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. If one of our facilities is found to have violated these laws and regulations, the facility may be excluded from participating in government healthcare programs, subjected to potential licensure revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We do not believe that, other than as described above, any such existing action would materially affect our consolidated financial position or results of operations.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Three months ended March 31, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,783,431	$544,781	—	$3,328,212
Gross outpatient revenues	$1,116,925	$77,977	$11,562	$1,206,464
Total net revenues	$989,311	$349,182	$8,660	$1,347,153
Income/(loss) before income taxes	$101,904	$76,857	($50,590)	$128,171
Total assets as of 3/31/10	$2,788,234	$998,499	$212,578	$3,999,311

	Three months ended March 31, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,580,139	$503,681	—	$3,083,820
Gross outpatient revenues	$995,699	$68,128	$15,913	$1,079,740
Total net revenues	$959,849	$322,153	$30,417	$1,312,419
Income/(loss) before income taxes	$113,713	$66,164	($55,765)	$124,112
Total assets as of 3/31/09	$2,621,050	$993,238	$221,029	$3,835,317

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Basic and Diluted:
Net income attributable to UHS	$71,819	$67,541
Less: Net income attributable to unvested restricted share grants	(315)	(314)

Net income attributable to UHS – basic and diluted	$71,504	$67,227

Weighted average number of common shares—basic	96,539	98,412

	Three months ended March 31,
	2010	2009
Net effect of dilutive stock options and grants based on the treasury stock method	911	—	(a)

Weighted average number of common shares and equivalents – diluted	97,450	98,412

Earnings per basic share attributable to UHS:	$0.74	$0.68

Earnings per diluted share attributable to UHS:	$0.73	$0.68

(a)	Although there were 8.0 million stock options outstanding as of March 31, 2009, there were no common stock equivalents included during the first quarter of 2009 since the effect was anti-dilutive.

Stock-Based Compensation: During the three months ended March 31, 2010 and 2009, compensation cost of $3.4 million ($2.1 million after-tax) and $2.8 million ($1.7 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three months ended March 31, 2010 and 2009, compensation cost of $697,000 ($433,000 after-tax) and $644,000 ($400,000 after-tax), respectively, was recognized related to restricted stock. As of March 31, 2010 there was $37.0 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. There were 94,000 stock options granted during the first three months of 2010 with a weighted-average grant date fair value of $7.84 per share. There were 49,472 restricted stock shares granted during the first three months of 2010, with a weighted-average grant date fair value of $30.32 per share.

(8) Comprehensive Income

Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments.

	Three months ended March 31,
(amounts in thousands)	2010	2009
Net income	$71,819	$67,541
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)
Unrealized derivative losses on cash flow hedges, net of taxes	78	(314)

Comprehensive income	$71,843	$67,173

During the three month period ended March 31, 2010 and 2009, none of the components of other comprehensive income related to noncontrolling interests.

(9) Dispositions and acquisitions of assets and businesses and assets held for sale

Three-month period ended March 31, 2010:

During the first quarter of 2010, we acquired substantially all of the assets of an outpatient surgery center located in Florida in which we previously held a 20% minority ownership interest. The purchase price consideration in connection with this transaction consisted of acquisition of the net assets less the assumption of the outstanding liabilities and third-party debt.

During the first quarter of 2010, we sold our minority ownership interest in a healthcare technology company for cash proceeds of $2.9 million. This transaction resulted in a $1.8 million pre-tax gain which is included in our financial results for the three-month period ended March 31, 2010.

Three-month period ended March 31, 2009:

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

(10) Dividends

We declared and paid dividends of $4.8 million, or $.05 per share, during the first quarter of 2010 and $4.0 million, or $.04 per share, during the first quarter of 2009.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2010 and

2009 (amounts in thousands):

	Three months ended March 31,
	2010	2009
Service cost	$416	$298
Interest cost	1,810	1,209
Expected return on assets	(1,881)	(982)
Recognized actuarial loss	927	1,169

Net periodic pension cost	$1,272	$1,694

During the three months ended March 31, 2010, we made contributions totaling $6,315 to our pension plan.

(12) Income Taxes

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. As of January 1, 2010, our unrecognized tax benefits were approximately $6 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million. During the quarter ended March 31, 2010, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2010, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2006 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

(13) Recent Accounting Standards

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

Postretirement Benefit Plan Assets: In December 2008, the FASB issued guidance on employers’ disclosures about postretirement benefit plan assets. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. This guidance became effective for us on December 31, 2009. Since the guidance only requires enhanced disclosures, its adoption did not have an impact on our results of operations.

(14) Stockholders’ Equity

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to UHS Common Stockholders and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2010 (in thousands):

	Universal Health Services, Inc. Common Stockholders’ Equity
	Classes of Common Stock				Cumulative	Retained	Accumulated Other Comprehensive	UHS Common Stockholders’	Noncontrolling	Total
	A	B	C	D	Dividends	Earnings	Income (Loss)	Equity	Interest	Equity
Balance, January 1, 2010	$67	$896	$7	—	($108,627)	$1,879,981	($21,253)	$1,751,071	$238,475	$1,989,546
Common Stock (a)
Issued/(converted) including tax benefits from exercise of stock options	—	2	—	—	—	1,448	—	1,450	—	1,450
Repurchased	—	(1)	—	—	—	(2,156)	—	(2,157)	—	(2,157)
Restricted share-based compensation expense	—	—	—	—	—	877	—	877	—	877
Dividends paid	—	—	—	—	(4,834)	—	—	(4,834)	—	(4,834)
Stock option expense	—	—	—	—	—	3,505	—	3,505	—	3,505
Profit distributions to noncontrolling interests									(4,619)	(4,619)
Comprehensive income:
Net income	—	—	—	—	—	71,819	—	71,819	10,943	82,762
Amortization of terminated hedge (net of income tax effect of $30)	—	—	—	—	—	—	(54)	(54)	—	(54)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $47)	—	—	—	—	—	—	78	78	—	78

Subtotal - comprehensive income							24	71,843	10,943	82,786

Balance, March 31, 2010	$67	$897	$7	—	($113,461)	$1,955,474	($21,229)	$1,821,755	$244,799	$2,066,554

(a)	Authorized shares of Universal Health Services, Inc. consist of 12,000,000 shares of Class A Common Stock, 150,000,000 shares of Class B Common Stock, 1,200,000 shares of Class C Common Stock and 5,000,000 shares of Class D Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2010, we owned and/or operated or had under construction, 25 acute care hospitals (excluding 1 new replacement facility currently being constructed) and 102 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 74% of our consolidated net revenues during each of the three-month periods ended March 31, 2010 and 2009. Net revenues from our behavioral health care facilities accounted for 26% and 25% of our consolidated net revenues during the three-month periods ended March 31, 2010 and 2009, respectively. Approximately 1% of our consolidated net revenues during the three-month period ended March 31, 2009 were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

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

•

an increasing number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these new laws will not have a material adverse effect on our business, financial condition or results of operations;

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

We’ve received notification from CMS that it intends to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010, which, if it occurs, will likely also result in the termination of SWHCS’s Medicaid provider agreement. SWHCS has commenced discussions with officials from CMS regarding an agreement that will potentially rescind the provider agreement termination action. Should we be unable to reach an agreement with CMS, we intend to file an administrative appeal with the Department of Health and Human Services and/or pursue other such remedies that may be available to us.

We’ve also received notification from the California Department of Public Health (“CDPH”) indicating that they plan to initiate a process to revoke SWHCS’s hospital license. We plan to appeal CDPH’s action and SWHCS will remain operational pending the appeal. In that notice CDPH has indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% of our income from operations after income attributable to non-controlling interest.

Given these uncertainties, risks and assumptions, as outlined above, you are cautioned not to place undue reliance on such forward-looking statements. Our actual results and financial condition could differ materially from those expressed in, or implied by, the forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We assume no obligation to publicly update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Form 10-K for the year ended December 31, 2009.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% of our net patient revenues during each of the three-month periods ended March 31, 2010 and 2009. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 45% and 46% of our net patient revenues during the three-month periods ended March 31, 2010 and 2009, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $171 million at March 31, 2010 and $169 million at December 31, 2009.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $73 million at March 31, 2010 and $61 million as of December 31, 2009.

Recent Accounting Standards: For a summary of accounting standards, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

The following table summarizes our results of operations and is used in the discussion below for the three months ended March 31, 2010 and 2009 (dollar amounts in thousands):

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,347,153	100.0%	$1,312,419	100.0%
Operating charges:
Salaries, wages and benefits	578,926	43.0%	541,297	41.2%
Other operating expenses	247,028	18.3%	273,221	20.8%
Supplies expense	183,816	13.6%	173,967	13.3%
Provision for doubtful accounts	125,390	9.3%	118,978	9.1%
Depreciation and amortization	53,511	4.0%	51,134	3.9%
Lease and rental expense	17,934	1.3%	17,072	1.3%

Subtotal operating expenses	1,206,605	89.6%	1,175,669	89.6%

Income from operations	140,548	10.4%	136,750	10.4%
Interest expense, net	12,377	0.9%	12,638	0.9%

Income before income taxes	128,171	9.5%	124,112	9.5%
Provision for income taxes	45,409	3.4%	42,078	3.2%

Net income	82,762	6.1%	82,034	6.3%
Less: Income attributable to noncontrolling interests	10,943	0.8%	14,493	1.2%

Net income attributable to UHS	$71,819	5.3%	$67,541	5.1%

Net revenues increased 3% or $35 million to $1.35 billion during the three-month period ended March 31, 2010 as compared to $1.31 billion during the comparable prior year quarter. This increase was due primarily to a $51 million or 4% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”). Partially offsetting the increase in our same facility revenues was a $20 million decrease resulting from the revenues earned during the first quarter of 2009 in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

Income before income taxes (before deduction for income attributable to minority interests) increased $4 million to $128 million during the three-month period ended March 31, 2010 as compared to $124 million during the comparable quarter of the prior year. Included in our income before income taxes during the first quarter of 2010, as compared to the comparable prior year quarter, was the following:

•	a decrease of $12 million at our acute care facilities as discussed below in Acute Care Hospital Services;

•	an increase of $11 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, and;

•

an increase of $5 million from other combined net favorable changes, including a $2 million gain realized during the first quarter of 2010 on the sale of our minority ownership interest in a healthcare technology company and a $3 million charge recorded during the first quarter of 2009 in connection with the settlement of the South Texas Health System affiliates investigation.

Net income attributable to UHS increased $4 million to $72 million during the three-month period ended March 31, 2010 as compared to $68 million during the comparable prior year quarter. The increase in net income attributable to UHS during the first quarter of 2010, as compared to the comparable prior year quarter, consisted of:

•	the increase of $4 million in income from operations before income taxes, as discussed above;

•	an increase of $3 million resulting from a decrease in income attributable to noncontrolling interests, and;

•

a decrease of $3 million resulting from an increase in income tax expense due to the income tax provision on the $7 million of combined increases in pre-tax income ($4 million increase in income from operations and $3 million increase resulting from a decrease in income attributable to noncontrolling interests), as discussed above.

Acute Care Hospital Services

Same Facility and All Acute Care Basis

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three months ended March 31, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended March 31,
	2010	%	2009	%
Net revenues	$989,311	100.0	$959,849	100.0
Salaries, wages and benefits	375,099	37.9	355,817	37.1
Other operating expenses	173,197	17.5	171,082	17.8
Supplies expense	164,124	16.6	154,120	16.1
Provision for doubtful accounts	117,182	11.8	110,165	11.5
Depreciation and amortization	43,478	4.4	41,347	4.3
Lease and rental	13,493	1.4	12,570	1.3

Subtotal operating expenses	886,573	89.6	845,101	88.0

Income from operations	102,738	10.4	114,748	12.0
Interest expense, net	834	0.1	1,035	0.2

Income before income taxes	$101,904	10.3	$113,713	11.8

During the three-month period ended March 31, 2010, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $29 million or 3%. Our income before income taxes (and before income attributable to noncontrolling interests) decreased $12 million or 10% to $102 million or 10.3% of net revenues during the first quarter of 2010 as compared to $114 million or 11.8% of net revenues during the comparable prior year quarter. The decrease in income from operations at our acute care hospitals during the first quarter of 2010, as compared to the comparable quarter of the prior year, was due primarily to Medicaid revenue reductions experienced by our Texas hospitals, increases in uncompensated care expenses and salaries, wages and benefits expense and supplies expense which increased beyond the rate of increase in our acute care revenues.

Inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our acute care facilities increased 0.6% and 1.8%, respectively, during the three-month period ended March 31, 2010 as compared to the comparable period of the prior year. Patient days and adjusted patient days decreased 0.5% and increased 0.6%, respectively, during the three-month period ended March 31, 2010 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days during each of the three-month periods ended March 31, 2010 and 2009. The occupancy rate, based on the average available beds at these facilities, was 63% and 67% during the three-month periods ended March 31, 2010 and 2009, respectively. During the three-month period ended March 31, 2010, net revenue per adjusted admission increased 1.3% and net revenue per adjusted patient day increased 2.5%, as compared to the comparable quarter of the prior year.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $176 million and $158 million during three-month periods ended March 31, 2010 and 2009, respectively. A continued increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

There were no differences between “Same Facility” and “All Acute Care Basis” during the three month periods ended March 31, 2010 and 2009 as there were no acute care hospitals acquired or opened during the period of January 1, 2009 through March 31, 2010.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three-month periods ended March 31, 2010 and 2009 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended March 31,
	2010	%	2009	%
Net revenues	$343,615	100.0	$321,922	100.0
Salaries, wages and benefits	166,782	48.5	157,646	49.0
Other operating expenses	61,110	17.8	58,538	18.2
Supplies expense	17,870	5.2	17,919	5.6
Provision for doubtful accounts	8,276	2.4	8,647	2.7
Depreciation and amortization	7,869	2.3	8,029	2.5
Lease and rental	3,708	1.1	3,853	1.2

Subtotal operating expenses	265,615	77.3	254,632	79.1

Income from operations	78,000	22.7	67,290	20.9
Interest expense, net	3	0.0	51	0.0

Income before income taxes	$77,997	22.7	$67,239	20.9

On a same facility basis during the first quarter of 2010, as compared to the first quarter of 2009, net revenues at our behavioral health care facilities increased 7% or $22 million. Income before income taxes increased $11 million or 16% to $78 million or 22.7% of net revenues during the three-month period ended March 31, 2010, as compared to $67 million or 20.9% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities increased 4.0% and 3.8%, respectively, during the three-month period ended March 31, 2010 as compared to the comparable period of the prior year. Patient days and adjusted patient days increased 4.1% and 3.9%, respectively, during the three-month period ended March 31, 2010 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 15.0 days during each of the three-month periods ended March 31, 2010 and 2009. The occupancy rate, based on the average available beds at these facilities, was 76% and 74% during the three-month periods ended March 31, 2010 and 2009, respectively. During the three-month period ended March 31, 2010, net revenue per adjusted admission increased 2.8% and net revenue per adjusted patient day increased 2.7%, as compared to the comparable quarter of the prior year.

The following table summarizes the results of operations for our behavioral health care facilities for the three-month periods ended March 31, 2010 and 2009, including newly acquired or recently opened facilities:

All Behavioral Health Care Facilities (dollar amounts in thousands)

	Three Months Ended March 31,
	2010	%	2009	%
Net revenues	$349,182	100.0	$322,153	100.0
Salaries, wages and benefits	170,724	48.9	158,137	49.1
Other operating expenses	62,943	18.0	59,218	18.4
Supplies expense	18,324	5.2	17,997	5.6
Provision for doubtful accounts	8,141	2.3	8,649	2.7

	Three Months Ended March 31,
	2010	%	2009	%
Depreciation and amortization	8,303	2.4	8,060	2.5
Lease and rental	3,887	1.1	3,877	1.2

Subtotal operating expenses	272,322	78.0	255,938	79.4

Income from operations	76,860	22.0	66,215	20.6
Interest expense, net	3	0.0	51	0.0

Income before income taxes	$76,857	22.0	$66,164	20.5

During the first quarter of 2010, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 8% or $27 million. Income before income taxes increased $10 million or 15% to $77 million or 22.0% of net revenues during the first quarter of 2010, as compared to $67 million or 20.5% of net revenues during the first quarter of 2009.

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

The following table shows the approximate percentages of net patient revenue for the three month period ended March 31, 2010 and 2009 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined

	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2010	2009
Third Party Payors:
Medicare	25%	25%
Medicaid	13%	13%
Managed Care (HMO and PPOs)	45%	46%
Other Sources	17%	16%

Total	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2010	2009
Third Party Payors:
Medicare	28%	28%
Medicaid	9%	9%
Managed Care (HMO and PPOs)	46%	47%
Other Sources	17%	16%

Total	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2010	2009
Third Party Payors:
Medicare	17%	16%
Medicaid	25%	27%
Managed Care (HMO and PPOs)	42%	42%
Other Sources	16%	15%

Total	100%	100%

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

In April, 2010, CMS published its proposed IPPS 2011 payment rule which provided for a 2.4% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments are considered, we estimate our overall decrease from the proposed federal fiscal year 2011 rule will approximate 0.9%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011.

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and scaled back cuts in hospital reimbursement that CMS was set to impose. In federal fiscal years 2010 to 2012, the new law requires CMS to make adjustments to the Medicare standardized amounts in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates. In federal fiscal year 2010, CMS made its initial statutory mandated adjustment under this legislation and will continue to do so in subsequent fiscal years to ensure the implementation of MS-DRGs was budget neutral among all affected hospitals. In April, 2010, the IPPS 2011 proposed payment rule applied a 2.9% reduction to the 2011 market basket update and indicated another 2.9% reduction would also be applied in 2012 for documenting and coding. In this same rule, CMS indicated a remaining documenting and coding adjustment of 3.9% reduction is still required to be made to future IPPS updates. CMS did not indicate to which future federal fiscal year(s) this reduction would be applied.

On January 1, 2005, CMS implemented a new PPS (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the May, 2009 CMS notice, the market basket increase is 2.1% for the period of July 1, 2009 through June 30, 2010. According to the April, 2010 CMS notice, the market basket increase is 2.4% for the period of July 1, 2010 through June 30, 2011.

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

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $10 million and $8 million during the three-month periods ended March 31, 2010 and 2009, respectively, of aggregate, net UPL and affiliated hospital indigent care payments. If during the remainder of 2010 the hospital district makes IGTs consistent with 2009, we believe we would be entitled to additional aggregate, net UPL and affiliated hospital indigent care payment revenues of approximately $30 million during the remaining nine months of 2010.

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

In addition, we were notified on May 6, 2009 by the THHSC that the statewide new hospital rate for our hospitals located in South Texas will be reduced. Although the definitive hospital rate has not yet been finalized, at this time, we estimate that our Texas Medicaid reimbursement will be reduced by $12 million annually, which was applied retroactively to September 1, 2009. This rate change will be superseded by THHSC during SFY 2011 by the rebased SDA rates required by the July, 2009 proposed rule.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2010 fiscal years (covering the period of October 1, 2009 through September 30, 2010 for each state). Included in our financial results was an aggregate of $14 million and $12 million during the three-month periods ended March 31, 2010 and 2009, respectively, recorded in connection with these DSH programs. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. Assuming that the Texas and South Carolina programs are renewed for each state’s 2011 fiscal years at amounts similar to the 2010 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be approximately $40 million during the remaining nine months of 2010.

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

In March, 2010, the Health Care and Education Reconciliation Act of 2010 (H.R. 4872, P.L. 111-152), (the “Reconciliation Act”) and the Patient Protection and Affordable Care Act (P.L. 111-148), (the “Affordable Care Act”), were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. Legislated Medicare changes that will take effect in 2010 are noted below followed by Medicare, Medicaid and other health care industry changes which are scheduled to be implemented at various times during this decade.

Immediate Medicare Reductions:

The Reconciliation Act reduces the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities in 2010 and 2011 by 0.25% with the noted effective dates as follows:

• Outpatient acute care	Retroactive to January 1, 2010

• Inpatient acute care	April 1, 2010

• Inpatient behavioral health	July 1, 2010

Future Medicare Reductions:

Future changes to the Medicare program include:

•	Market basket update reductions and productivity adjustments (effective 2011 and forward)

•	Reforms to Medicare Advantage payments (effective 2011 and forward)

•	Implement a hospital readmissions reduction program (effective 2012)

•	Implement a national pilot program on payment bundling (effective 2013)

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments (effective 2014)

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments (effective 2014)

•	Reduction to Medicaid DSH (effective 2014)

Health Insurance Revisions:

•	Large employer insurance reforms (effective 2014)

•	Individual insurance mandate and related federal subsidies (effective 2014)

•	Federally mandated insurance coverage reforms (2010 and forward)

Although we do not believe the above-mentioned Medicare market basket reductions scheduled to be implemented in 2010 will have a material impact on our 2010 or 2011 results of operations, we are unable to estimate the future impact of the other legislative changes as outlined above.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $4 million and $7 million during the three-month periods ended March 31, 2010 and 2009, respectively. In connection with construction management contracts pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party which was completed during the fourth quarter of 2009, we earned revenues of $20 million during the first quarter of 2009. Combined income before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three-month periods ended March 31, 2010 and 2009.

Interest expense was $12 million and $13 million during the three-month periods ended March 31, 2010 and 2009, respectively. Below is a schedule of our interest expense for the three month periods ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revolving credit & demand notes	$750	$1,365
$200 million, 6.75% Senior Notes due 2011	3,378	3,378
7.125% Senior Notes due 2016	7,124	7,124
Accounts receivable securitization program	152	310
Other combined, including interest rate swap expense, net	2,652	2,414
Capitalized interest on major construction projects	(1,462)	(1,818)
Interest income	(217)	(135)

Interest expense, net	$12,377	$12,638

The effective tax rate, as calculated by dividing the provision for income taxes by income before income taxes, was 35.4% and 33.9% during the three-month periods ended March 31, 2010 and 2009, respectively. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income before income taxes minus income attributable to noncontrolling interests, was 38.7% and 38.4% during the three-month periods ended March 31, 2010 and 2009, respectively.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $136 million during the three-month period ended March 31, 2010 and $152 million during the comparable quarter of the prior year. The net decrease of $17 million was primarily attributable to $17 million of construction management receivables collected during the first quarter of 2009 related to a new acute care facility built for a third-party that was completed during the fourth quarter of 2009.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the three-month period. The result is divided into the accounts receivable balance at March 31st each year to obtain the DSO. Our DSO were 43 days at March 31, 2010 and 45 days at March 31, 2009.

Net cash used in investing activities

During the three-month period ended March 31, 2010 we used $60 million of net cash in investing activities as compared to $78 million of net cash used in investing activities during the three months ended March 31, 2009.

During the first quarter of 2010, we used $60 million of net cash in investing activities as follows:

•

spent $63 million to finance capital expenditures related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened during the third quarter of 2010; (ii) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (iii) capital expenditures for equipment, renovations and new projects at various existing facilities, and;

•	received $3 million in connection with the divestiture of our minority ownership interest in a healthcare technology company.

During the first three months of 2009, we used $78 million of net cash in investing activities to finance capital expenditures, including capital costs related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center; (ii) construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California; (iii) construction costs related to a newly constructed 220-bed replacement acute care hospital in Denison, Texas that opened in late December, 2009; (iv) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (v) capital expenditures for equipment, renovations and new projects at various existing facilities.

Net cash used in financing activities

During the three-month period ended March 31, 2010, we used $78 million of net cash in financing activities as compared to $70 million of net cash used in financing activities during the comparable three-month period of 2009.

During the first three months of 2010, we used $78 million of net cash provided by financing activities as follows:

•

spent $68 million on net repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility partially offset by increased borrowings pursuant to our $200 million accounts receivable securitization program;

•	spent $5 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $2 million to repurchase 66,000 shares of our Class B Common Stock;

•	spent $5 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2009, we used $70 million of net cash provided by financing activities as follows:

•	spent $52 million on net of repayments of debt primarily due to repayments pursuant to our $800 million revolving credit facility;

•	spent $15 million to repurchase 437,000 shares of our Class B Common Stock;

•	spent $4 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2010 Expected Capital Expenditures:

During the remaining nine months of 2010, we expect to spend approximately $250 million to $290 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At March 31, 2010,

the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of March 31, 2010, we had $155 million of borrowings outstanding under our revolving credit agreement and $580 million of available borrowing capacity, net of $65 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a third 364-day term in August, 2009 and will mature in August, 2010. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of March 31, 2010, we had $120 million of borrowings outstanding pursuant to this program and $80 million of available borrowing capacity. The outstanding borrowings pursuant to the Securitization program are classified as long-term on our balance sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

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

The carrying amount and fair value of our long-term debt was $892 million and $951 million at March 31, 2010, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of March 31, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

Our $800 million Credit Agreement, under which we had $155 million of outstanding borrowings at March 31, 2010, matures on July 28, 2011. We also have $200 million of 6.75% senior notes which are scheduled to mature November 15, 2011. Our refinancing plans for these two debt facilities have not yet been determined. Under current economic conditions and based on our historical and projected financial performance, as well as our current investment grade ratings, we believe we will have sufficient access to the various capital markets to enable us to adequately replace the borrowing capacity scheduled to mature in 2011. It is likely that should current economic conditions remain the same at the time of such refinancing, the terms and costs of such financing will be less favorable than exist currently. There can be no assurance that we will be able to refinance these loans at the time we choose to access the markets or the terms upon which we will be able to do so.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2010, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2010 totaled $81 million consisting of: (i) $64 million related to our self-insurance programs; (ii) $14 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $3 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2010. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

As of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Litigation and Administrative Appeal of CMS’s Attempt to Terminate Medicare Participation of Two Rivers Psychiatric Hospital:

Two Rivers Psychiatric Hospital (“Two Rivers”), a behavioral health facility operated by one of our subsidiaries, received a notice of termination of its Medicare/Medicaid Certification as a result of Two Rivers’ alleged failure to correct certain deficiencies which make it ineligible for Medicare program participation. We attempted to resolve these issues amicably with the Centers for Medicare and Medicaid Services (“CMS”) in an effort to prevent the termination from going into effect. In the interim, Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeals Board, Civil Remedies Division, seeking review of that decision. In order to prevent CMS from terminating the facility from the program prior to a hearing in the administrative appeal, Two Rivers also filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS’ proceeding with the termination. By agreement, the court issued a temporary restraining order preventing CMS from terminating Two Rivers from the Medicare/Medicaid program until such time that a settlement could be reached with CMS or a preliminary injunction could be ruled upon by the court. On April 7, 2010, Two Rivers received a letter from CMS advising that, as a result of a resurvey conducted by CMS surveyors in March, the termination notice was being rescinded and the facility was found to be in compliance with all conditions of participation.

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

Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Center (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint alleges causes of action pursuant to the federal and state false claims acts, Virginia fraud, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. On April 30, 2010, UHS and Keystone filed separate motions to dismiss the government’s claims in their entirety. Keystone intends to file a separate motion to dismiss the relator’s employment claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

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

Other Matters

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

Southwest Healthcare System:

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

We’ve received notification from CMS that it intends to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010, which, if it occurs, will likely also result in the termination of SWHCS’s Medicaid provider agreement. SWHCS has commenced discussions with officials from CMS regarding an agreement that will potentially rescind the provider agreement termination action. Should we be unable to reach an agreement with CMS, we intend to file an administrative appeal with the Department of Health and Human Services and/or pursue other such remedies that may be available to us.

We’ve also received notification from the California Department of Public Health (“CDPH”) indicating that they plan to initiate a process to revoke SWHCS’s hospital license. We plan to appeal CDPH’s action and SWHCS will remain operational pending the appeal. In that notice CDPH has indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% of our income from operations after income attributable to non-controlling interest.

General:

Currently, and from time to time, some of our other facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. If one of our facilities is found to have violated these laws and regulations, the facility may be excluded from participating in government healthcare programs, subjected to potential licensure revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We do not believe that, other than as described above, any such existing action would materially affect our consolidated financial position or results of operations.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

Item 1A.	Risk Factors

Other than developments related to our Southwest Healthcare System, as disclosed in Note 5 to the Financial Statements included in Part 1 of this Report and incorporated herein by reference, and the healthcare reform legislation update as provided below, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

We are subject to uncertainties regarding healthcare reform.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”). The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. The goal of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), is to provide for increased access to coverage for healthcare while reducing healthcare-related expenses.

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care, and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 and a reduction to disproportionate share payments that could adversely impact the reimbursement received under these programs. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals may include those with excessive readmission or hospital-acquired condition rates.

The various provisions in the Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Legislation provisions are likely to be affected by implementing regulations. Further Legislation provisions, such as those creating the Independent Payment Advisory Board, create certain flexibilities in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time.

The Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We have partnered with local physicians in the ownership of certain of our facilities. These investments have been permitted under an exception to the physician self-referral law. The Legislation permits existing physician investments in a hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited, effective immediately, from increasing the aggregate percentage of their ownership in the hospital. The Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities.

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision. We cannot predict the impact the Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to successfully adapt to the changes required by the Legislation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase programs. Pursuant to the terms of our program, we purchased 65,514 shares at an average price of $32.92 per share or approximately $2.2 million in the aggregate during the first quarter of 2010. As of March 31, 2010, the number of shares available for purchase was 2,086,825 shares. There is no expiration date for our stock repurchase program.

2010 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
January, 2010	5,905		N/A	5,905	$32.15	$189,833	2,146,434
February, 2010	18,418		N/A	18,418	31.79	585,453	2,128,016
March, 2010	48,191		$0.01	41,191	33.54	1,381,550	2,086,825

Total January through March	72,514	(a.)	$0.01	65,514	$32.92	$2,156,836	2,086,825

(a)	Includes 7,000 shares forfeited pursuant to the terms of the restricted stock purchase plan during the first quarter of 2010.

Dividends

During the quarter ended March 31, 2010, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 7, 2010	/s/ Alan B. Miller
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