Form 10-Q
period 2010-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2010-08-09
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2010:

Class A	6,656,808
Class B	89,853,975
Class C	665,400
Class D	35,298

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	$1,338,315	$1,303,640	$2,685,468	$2,616,059

Operating charges:
Salaries, wages and benefits	563,552	541,950	1,142,478	1,083,247
Other operating expenses	249,114	232,894	496,142	506,115
Supplies expense	179,926	176,411	363,742	350,378
Provision for doubtful accounts	143,764	120,670	269,154	239,648
Depreciation and amortization	54,025	51,085	107,536	102,219
Lease and rental expense	18,185	17,587	36,119	34,659

	1,208,566	1,140,597	2,415,171	2,316,266

Income from operations	129,749	163,043	270,297	299,793
Interest expense, net	12,277	11,879	24,654	24,517

Income before income taxes	117,472	151,164	245,643	275,276
Provision for income taxes	41,057	57,187	86,466	99,265

Net income	76,415	93,977	159,177	176,011

Less: Income attributable to noncontrolling interests	10,843	13,084	21,786	27,577

Net income attributable to UHS	$65,572	$80,893	$137,391	$148,434

Basic earnings per share attributable to UHS	$0.68	$0.82	$1.42	$1.51

Diluted earnings per share attributable to UHS	$0.67	$0.82	$1.40	$1.50

Weighted average number of common shares—basic	96,703	97,700	96,621	98,056
Add: Other share equivalents	1,351	404	1,131	202

Weighted average number of common shares and equivalents—diluted	98,054	98,104	97,752	98,258

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2010	(Note 15) December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$12,337	$9,180
Accounts receivable, net	618,855	602,559
Supplies	84,683	84,272
Other current assets	38,985	27,270
Deferred income taxes	51,109	51,336
Current assets held for sale	16,250	21,580

Total current assets	822,219	796,197

Property and equipment	3,818,209	3,738,818
Less: accumulated depreciation	(1,510,592)	(1,423,580)

	2,307,617	2,315,238

Other assets:
Goodwill	732,754	732,685
Deferred charges	8,864	8,643
Other	118,303	111,700

	$3,989,757	$3,964,463

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,032	$2,573
Accounts payable and accrued liabilities	552,794	578,617
Federal and state taxes	3,298	1,627

Total current liabilities	558,124	582,817

Other noncurrent liabilities	346,310	375,580
Long-term debt	881,344	956,429
Deferred income taxes	68,386	60,091

Redeemable noncontrolling interests	205,463	197,152

UHS common stockholders' equity	1,887,365	1,751,071
Noncontrolling interests	42,765	41,323

Total equity	1,930,130	1,792,394

	$3,989,757	$3,964,463

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$159,177	$176,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	107,536	102,219
Net gain on sale of assets	(1,993)	0
Stock-based compensation expense	8,327	6,602
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(16,523)	4,392
Construction management and other receivable	0	21,003
Accrued interest	(1,757)	106
Accrued and deferred income taxes	3,946	7,934
Other working capital accounts	(15,753)	(1,499)
Other assets and deferred charges	(6,870)	3,844
Other	(4,513)	(3,273)
Accrued insurance expense, net of commercial premiums paid	15,491	13,323
Payments made in settlement of self-insurance claims	(27,698)	(29,823)

Net cash provided by operating activities	219,370	300,839

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(121,640)	(183,248)
Proceeds received from sale of assets	5,000	0
Acquisition of property and business	0	(9,006)

Net cash used in investing activities	(116,640)	(192,254)

Cash Flows from Financing Activities:
Reduction of long-term debt	(77,974)	(77,356)
Additional borrowings	0	170
Repurchase of common shares	(3,703)	(15,437)
Dividends paid	(9,693)	(7,890)
Issuance of common stock	3,833	1,350
Profit distributions to noncontrolling interests	(12,336)	(4,259)
Proceeds from sale of noncontrolling interest in majority owned business	300	0

Net cash used in financing activities	(99,573)	(103,422)

Increase in cash and cash equivalents	3,157	5,163
Cash and cash equivalents, beginning of period	9,180	5,460

Cash and cash equivalents, end of period	$12,337	$10,623

Supplemental Disclosures of Cash Flow Information:
Interest paid	$29,783	$28,723

Income taxes paid, net of refunds	$79,943	$90,942

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended June 30, 2010. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2010, we held approximately 6.4% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $465,000 and $389,000 during the three-month periods ended June 30, 2010 and 2009, respectively, and $903,000 and $779,000 during the six-month periods ended June 30, 2010 and 2009, respectively. Our pre-tax share of income from the Trust was $300,000 during each of the three-month periods ended June 30, 2010 and 2009 and $600,000 for each of the six-month periods ended June 30, 2010 and 2009, respectively. The carrying value of this investment was $7.2 million and $8.1 million at June 30, 2010 and December 31, 2009, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $25.3 million at June 30, 2010 and $25.2 million at December 31, 2009.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million and $4.1 million during the three-month periods ended June 30, 2010 and 2009, respectively, and $8.2 million for each of the six-month periods ended June 30, 2010 and 2009. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Other Related Party Transactions:

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our Chief Executive Officer (“CEO”) and his family. This law firm also provides personal legal services to our CEO.

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, and pension liability.

In connection with certain of our acute care hospitals, outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C., and; (iii) approximately 11% in an acute care facility located in Laredo, Texas. The redeemable noncontrolling interests balance of $205.5 million as of June 30, 2010 and $197.2 million as of December 31, 2009 (see Note 15), and the noncontrolling interests balance of $42.8 million as of June 30, 2010 and $41.3 million as of December 31, 2009 (see Note 15), consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Condensed Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds.

(4) Long-term debt

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2010, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of June 30, 2010, we had $166 million of borrowings outstanding under our revolving credit agreement and $571 million of available borrowing capacity, net of $63 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a third 364-day term in August, 2009 and will mature in August, 2010. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of June 30, 2010, we had $100 million of borrowings outstanding pursuant to this program and $100 million of available borrowing capacity. The outstanding borrowings pursuant to the Securitization program are classified as long-term on our balance sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement, which is scheduled to expire in July of 2011.

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

The carrying amount and fair value of our long-term debt was $881 million and $901 million at June 30, 2010, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

Our $200 million Securitization facility, under which we had $100 million of outstanding borrowings at June 30, 2010, matures in August, 2010. Upon maturity, or shortly thereafter, we plan to replace the existing Securitization with a new $250 million accounts receivable securitization program. Our existing $800 million Credit Agreement, under which we had $166 million of outstanding borrowings at June 30, 2010, matures on July 28, 2011. In May, 2010, we announced our intent to acquire, through a merger, Psychiatric Solutions, Inc. (“Merger”). In association with the Merger, we have obtained a debt financing commitment for a total of $3.45 billion consisting of an $800 million revolving credit agreement, a $1.05 billion term loan A and a $1.6 billion term loan B (collectively “The Credit Facilities”). The Credit Facilities will become effective upon closing of the Merger which is expected to occur in the fourth quarter of 2010. Should the Merger be completed and the Credit Facilities become effective, our existing $800 million Credit Agreement, which is scheduled to mature on July 28, 2011, will be replaced by The Credit Facilities. We also have $200 million of 6.75% senior notes which are scheduled to mature November 15, 2011. Although our refinancing plans for these bonds have not yet been determined, we believe we will have sufficient capacity under The Credit Facilities to repay the $200 million of 6.75% senior notes upon their maturity in November, 2011.

Effective January 1, 2009, we adopted the authoritative guidance for disclosures in connection with derivative instruments and hedging activities which requires additional disclosure about a company’s derivative activities, but does not require any new accounting related to derivative activities. During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $10.8 million at June 30, 2010 and $11.5 million at December 31, 2009 which are included in other long-term liabilities on the accompanying balance sheet.

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

As of June 30, 2010, the total accrual for our professional and general liability claims was $256 million, of which $46 million is included in accounts payable and accrued liabilities. As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities.

During the second quarters of 2010 and 2009, based upon reserve analyses, we recorded reductions to our professional and general liability self-insurance reserves relating to prior years. These favorable changes in our estimated future claims payments, amounting to $16 million during the second quarter of 2010 and $23 million during the second quarter of 2009, were partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a company-wide patient safety initiative undertaken during the last few years.

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

Other

As of June 30, 2010 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2010 totaled $80 million consisting of: (i) $64 million related to our self-insurance programs; (ii) $14 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

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

Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Center (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint alleges causes of action pursuant to the federal and state false claims acts, Virginia fraud statutes, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. On April 30, 2010, UHS and Keystone filed separate motions to dismiss the government’s claims in their entirety. Keystone also filed a separate motion to dismiss the relators’ employment claims. The court recently ruled on the motions granting them in part and denying them in part. The court has allowed the government’s False Claim Act case to proceed and parts of the relators’ employment related claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. In June, 2010 a settlement was reached with the attorneys for the class representative for an amount that will not materially affect our consolidated financial position or results of operations. The settlement is subject to court approval which has not yet occurred.

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in a California state court. The plaintiffs’ allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility have been funding the legal defense of this case since that time. While we may be required to initially fund any settlement or judgment resulting from this matter, we intend to pursue collection of any such amounts from the former owners of the facility pursuant to the June, 2008 indemnification agreement.

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. At that time, SWHCS commenced discussions with officials from CMS regarding an agreement in an effort to resolve the provider agreement termination action. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is up to one year in duration and requires SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS will remain eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. CDPH has previously indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements. SWHCS is currently engaged in pursuing a resolution of this action with CDPH, however, there can be no assurance it will be able to do so. Should SWHCS fail to reach an agreement with CDPH, SWHCS will appeal CDPH’s revocation action and SWHCS would remain operational during the appeal process.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009 and the six months ended June 30, 2010, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% and 3%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2009.

	Three months ended June 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,624,502	$554,141	—	$3,178,643
Gross outpatient revenues	$1,171,634	$81,987	$12,083	$1,265,704
Total net revenues	$974,010	$357,008	$7,297	$1,338,315
Income/(loss) before income taxes	$94,744	$87,116	($64,388)	$117,472
Total assets as of 6/30/10	$2,760,944	$1,002,427	$226,386	$3,989,757

	Six months ended June 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,407,933	$1,098,922	—	$6,506,855
Gross outpatient revenues	$2,288,559	$159,964	$23,645	$2,472,168
Total net revenues	$1,963,321	$706,190	$15,957	$2,685,468
Income/(loss) before income taxes	$196,648	$163,973	($114,978)	$245,643
Total assets as of 6/30/10	$2,760,944	$1,002,427	$226,386	$3,989,757

	Three months ended June 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,469,774	$524,246	—	$2,994,020
Gross outpatient revenues	$1,047,095	$72,513	$16,470	$1,136,078
Total net revenues	$952,836	$332,589	$18,215	$1,303,640
Income/(loss) before income taxes	$125,775	$76,133	($50,744)	$151,164
Total assets as of 6/30/09	$2,634,643	$986,865	$215,368	$3,836,876

	Six months ended June 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,049,913	$1,027,927	—	$6,077,840
Gross outpatient revenues	$2,042,794	$140,641	$32,383	$2,215,818
Total net revenues	$1,912,685	$654,742	$48,632	$2,616,059
Income/(loss) before income taxes	$239,488	$142,297	($106,509)	$275,276
Total assets as of 6/30/09	$2,634,643	$986,865	$215,368	$3,836,876

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2010	2009	2010	2009
Basic and Diluted:
Net income attributable to UHS	$65,572	$80,893	$137,391	$148,434
Less: Net income attributable to unvested restricted share grants	(278)	(381)	(593)	(695)

Net income attributable to UHS – basic and diluted	$65,294	$80,512	$136,798	$147,739

Weighted average number of common shares – basic	96,703	97,700	96,621	98,056
Net effect of dilutive stock options and grants based on the treasury stock method	1,351	404	1,131	202

Weighted average number of common shares and equivalents – diluted	98,054	98,104	97,752	98,258

Earnings per basic share attributable to UHS	$0.68	$0.82	$1.42	$1.51

Earnings per diluted share attributable to UHS	$0.67	$0.82	$1.40	$1.50

Stock-Based Compensation: During the three-month periods ended June 30, 2010 and 2009, compensation cost of $3.4 million ($2.1 million after-tax) and $2.4 million ($1.5 million after-tax), respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2010 and 2009, compensation cost of $6.8 million ($4.2 million after-tax) and $5.2 million ($3.2 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2010 and 2009, compensation cost of $867,000 ($538,000 after-tax) and $786,000 ($488,000 after-tax), respectively, was recognized related to restricted stock. During the six-month periods ended June 30, 2010 and 2009, compensation cost of $1.6 million ($971,000 after-tax) and $1.4 million ($888,000 after-tax) was recognized related to restricted stock. As of June 30, 2010 there was $32.8 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 94,000 stock options granted during the first six months of 2010 with a weighted-average grant date fair value of $7.84 per share. There were 49,472 restricted stock shares granted during the first six months of 2010, with a weighted-average grant date fair value of $30.32 per share.

(8) Comprehensive Income

Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments.

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2010	2009	2010	2009
Net income attributable to UHS	$65,572	$80,893	$137,391	$148,434
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)	(108)	(108)
Unrealized derivative gains on cash flow hedges, net of taxes	390	1,428	468	1,114

Comprehensive income attributable to UHS	$65,908	$82,267	$137,751	$149,440

During the three and six-month periods ended June 30, 2010 and 2009, none of the components of other comprehensive income related to noncontrolling interests.

(9) Dispositions and acquisitions of assets and businesses and assets held for sale

Agreement to Acquire Psychiatric Solutions, Inc. (“PSI”):

In May, 2010, we reached a definitive agreement whereby we will acquire PSI for a price of $33.75 per share in cash, or approximately $2.0 billion. Including the assumption of approximately $1.1 billion in PSI net debt, the total transaction consideration is approximately $3.1 billion. The transaction has fully committed debt financing to be provided by JPMorgan Chase Bank, N.A. and Deutsche Bank AG. We expect to complete the transaction in the fourth quarter of 2010, subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Act, as well as approval by PSI’s shareholders. During the second quarter of 2010, we incurred approximately $18 million of acquisition related costs which are included in other operating expenses on our Condensed Consolidated Statements of Income.

Six-month period ended June 30, 2010:

Acquisitions:

During the first quarter of 2010, we acquired substantially all of the assets of an outpatient surgery center located in Florida in which we previously held a 20% minority ownership interest. The purchase price consideration in connection with this transaction consisted of acquisition of the net assets less the assumption of the outstanding liabilities and third-party debt.

Divestitures and assets held for sale:

During the first six months of 2010, we received cash proceeds of $5.0 million for sale of: (i) our minority ownership interest in a healthcare technology company (during the first quarter), and; (ii) for sale of a portion of our ownership interest in an outpatient surgery center located in Texas (during the second quarter).

In August 2005, our Methodist Hospital located in New Orleans, Louisiana, was severely damaged and closed as a result of Hurricane Katrina. Since that time, the facility has remained closed and non-operational. In July 2010, we executed a letter of intent, which is contingent upon certain conditions, to sell the real property of Methodist Hospital to the City of New Orleans for cash proceeds of $16.25 million. We expect to complete this transaction during the third quarter of 2010. The assets of this facility are classified as assets held for sale in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.

The pre-tax gain, net of losses, resulting from the above-mentioned transactions did not have a material impact on our financial statements for the three or six-month periods ended June 30, 2010.

Six-month period ended June 30, 2009:

Acquisitions:

During the second quarter of 2009, we spent $9 million to acquire a 72-bed behavioral health facility located in Louisville, Colorado.

Divestitures:

There were no divestitures during the first six months of 2009.

(10) Dividends

We declared and paid dividends of $4.9 million, or $.05 per share, during the second quarter of 2010 and $3.9 million, or $.04 per share, during the second quarter of 2009. During the six-month periods ended June 30, 2010 and 2009, we declared and paid dividends of $9.7 million and $7.9 million, respectively.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan for the three and six-month periods ended June 30, 2010 and 2009 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$154	$298	$570	$596
Interest cost	669	1,209	2,479	2,418
Expected return on assets	(695)	(982)	(2,576)	(1,964)
Recognized actuarial loss	342	1,169	1,269	2,338

Net periodic pension cost	$470	$1,694	$1,742	$3,388

During the six months ended June 30, 2010, we made contributions totaling $6.3 million to our pension plan.

(12) Income Taxes

As of January 1, 2010, our unrecognized tax benefits were approximately $6 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million. During the quarter ended June 30, 2010, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2010, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2006 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

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

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to UHS Common Stockholders and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2010 (in thousands):

		Universal Health Services, Inc. Common Stockholders’ Equity (Note 15)
	Redeemable Noncontrolling	Classes of Common Stock				Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest (b)	Total Equity
		A	B	C	D
Balance, January 1, 2010 (As Revised)	$197,152	$67	$896	$7	—	$(108,627)	$1,879,981	$(21,253)	$1,751,071	$41,323	$1,792,394
Common Stock (a)
Issued/(converted) including tax benefits from exercise of stock options	—	—	2	—	—	—	1,448	—	1,450	—	1,450
Repurchased	—	—	(1)	—	—	—	(2,156)	—	(2,157)	—	(2,157)
Restricted share-based compensation expense	—	—	—	—	—	—	877	—	877	—	877
Dividends paid	—	—	—	—	—	(4,834)	—	—	(4,834)	—	(4,834)
Stock option expense	—	—	—	—	—	—	3,505	—	3,505	—	3,505
Profit distributions to noncontrolling interests	(775)									(3,844)	(3,844)
Comprehensive income:
Net income	7,848	—	—	—	—	—	71,819	—	71,819	3,095	74,914
Amortization of terminated hedge (net of income tax effect of $30)	—	—	—	—	—	—	—	(54)	(54)	—	(54)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $47)	—	—	—	—	—	—	—	78	78	—	78

Subtotal - comprehensive income	7,848							24	71,843	3,095	74,938

Balance, March 31, 2010 (As Revised)	$204,225	$67	$897	$7	—	$(113,461)	$1,955,474	$(21,229)	$1,821,755	$40,574	$1,862,329
Common Stock (a)
Issued/(converted) including tax benefits from exercise of stock options	—	—	2	—	—	—	2,186	—	2,188	—	2,188
Repurchased	—	—	—	—	—	—	(1,546)	—	(1,546)	—	(1,546)
Restricted share-based compensation expense	—	—	—	—	—	—	686	—	686	—	686
Dividends paid	—	—	—	—	—	(4,859)	—	—	(4,859)	—	(4,859)
Stock option expense	—	—	—	—	—	—	3,233	—	3,233	—	3,233
Profit distributions to noncontrolling interests	(6,276)									(1,441)	(1,441)
Capital contributions from noncontrolling interests										300	300
Comprehensive income:
Net income	7,514	—	—	—	—	—	65,572	—	65,572	3,332	68,904
Amortization of terminated hedge (net of income tax effect of $30)	—	—	—	—	—	—	—	(54)	(54)	—	(54)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $237)	—	—	—	—	—	—	—	390	390	—	390

Subtotal - comprehensive income	7,514							336	65,908	3,332	69,240

Balance, June 30, 2010	$205,463	$67	$899	$7	—	$(118,320)	$2,025,605	$(20,893)	$1,887,365	$42,765	$1,930,130

(a)	Authorized shares of Universal Health Services, Inc. consist of 12,000,000 shares of Class A Common Stock, 150,000,000 shares of Class B Common Stock, 1,200,000 shares of Class C Common Stock and 5,000,000 shares of Class D Common Stock.
(b)	See Note 15 for revision related to reclassification of noncontrolling interests to redeemable noncontrolling interests outside of permanent equity.

(15) Revision of December 31, 2009 and 2008 Consolidated Balance Sheets and Statements of Changes in Equity and of Unaudited March 31, 2010 Consolidated Balance Sheet

Generally accepted accounting principles require that noncontrolling interests be classified as equity and we have previously presented all noncontrolling interests in total equity. However, since certain of our noncontrolling interests have redemption rights outside of our control, those noncontrolling interests are classified outside of permanent equity. Accordingly, noncontrolling interests with an estimated redemption amount of $186 million as of December 31, 2008, $197 million as of December 31, 2009 and $204 million as of March 31, 2010 have been reclassified from total equity to redeemable noncontrolling interests outside of permanent equity. These revisions did not affect stockholders’ equity attributable to UHS nor did they affect any previously reported percentages based upon equity (such as percentage of debt to total capitalization and return on average equity), since we have based those calculations on only stockholders’ equity attributable to UHS (as opposed to total equity).

We do not believe these revisions are material to the condensed consolidated financial statements as of March 31, 2010 or to any prior years’ consolidated financial statements. In each applicable future filing, we will revise the December 31, 2009 and 2008 Consolidated Balance Sheet and Consolidated Statements of Changes in Equity and the March 31, 2010 Condensed Consolidated Balance Sheet

The applicable sections of our December 31, 2009 and 2008 Consolidated Balance Sheet, as reported and as revised, are as follows:

	As Reported	As Revised	As Reported	As Revised
	December 31, 2009	December 31, 2009	December 31, 2008	December 31, 2008
Redeemable noncontrolling interest	—	$197,152	—	$186,097

Equity:
Class A Common Stock	$67	$67	$33	$33

Class B Common Stock	896	896	458	458

Class C Common Stock	7	7	3	3

Class D Common Stock	—	—	—	—

Cumulative dividends	(108,627)	(108,627)	(91,921)	(91,921)
Retained earnings	1,879,981	1,879,981	1,666,973	1,666,973

Accumulated other comprehensive loss	(21,253)	(21,253)	(31,696)	(31,696)

Universal Health Services, Inc. common stockholders’ equity	1,751,071	1,751,071	1,543,850	1,543,850
Noncontrolling interest	238,475	41,323	226,735	40,638

Total Equity	$1,989,546	$1,792,394	$1,770,585	$1,584,488

The applicable section of our March 31, 2010 Condensed Consolidated Balance Sheet, as reported and as revised, are as follows:

	As Reported	As Revised
	March 31, 2010	March 31, 2010
Redeemable noncontrolling interest	—	$204,225

UHS common stockholders’ equity	$1,821,755	$1,821,755
Noncontrolling interest	244,799	40,574

Total equity	$2,066,554	$1,862,329

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2010, we owned and/or operated or had under construction, 25 acute care hospitals (excluding 1 new replacement facility currently being constructed) and 102 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 73% and 74% of our consolidated net revenues during three-month periods ended June 30, 2010 and 2009, respectively, and 74% during each of the six-month periods ended June 30, 2010 and 2009. Net revenues from our behavioral health care facilities accounted for 27% and 26% of our consolidated net revenues during the three-month periods ended June 30, 2010 and 2009, respectively, and 26% and 25% during the six-month periods ended June 30, 2010 and 2009, respectively. Approximately 1% of our consolidated net revenues during the six-month period ended June 30, 2009 were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

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

•

our agreement to acquire Psychiatric Solutions, Inc. (“PSI”): (i) will substantially increase our level of indebtedness which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness; (ii) is subject to conditions which may affect the timing of our consummation of the acquisition which could affect our ability to realize all the benefits of the acquisitions, and; (iii) will require us to successfully integrate the operations of PSI with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. See Item 1A. Risk Factors for additional disclosure;

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. At that time, SWHCS commenced discussions with officials from CMS regarding an agreement in an effort to resolve the provider agreement termination action. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is up to one year in duration and requires SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS will remain eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. CDPH has previously indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements. SWHCS is currently engaged in pursuing a resolution of this action with CDPH, however, there can be no assurance it will be able to do so. Should SWHCS fail to reach an agreement with CDPH, SWHCS will appeal CDPH’s revocation action and SWHCS would remain operational during the appeal process.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009 and the six months ended June 30, 2010, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% and 3%, respectively, of our income from operations after income attributable to non-controlling interest.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% and 38% of our net patient revenues during the three-month periods ended June 30, 2010 and 2009, respectively, and 38% and 39% during the six-month periods ended June 30, 2010 and 2009, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 46% of our net patient revenues during each of the three and six-month periods ended June 30, 2010 and 2009.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $180 million at June 30, 2010 and $169 million at December 31, 2009.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $75 million at June 30, 2010 and $61 million as of December 31, 2009.

Recent Accounting Standards: For a summary of accounting standards, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2010 and 2009:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2010 and 2009 (dollar amounts in thousands):

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,338,315	100.0%	$1,303,640	100.0%
Operating charges:
Salaries, wages and benefits	563,552	42.1%	541,950	41.6%
Other operating expenses	249,114	18.6%	232,894	17.9%
Supplies expense	179,926	13.4%	176,411	13.5%
Provision for doubtful accounts	143,764	10.7%	120,670	9.3%
Depreciation and amortization	54,025	4.0%	51,085	3.9%
Lease and rental expense	18,185	1.4%	17,587	1.3%

Subtotal operating expenses	1,208,566	90.3%	1,140,597	87.5%

Income from operations	129,749	9.7%	163,043	12.5%
Interest expense, net	12,277	0.9%	11,879	0.9%

Income before income taxes	117,472	8.8%	151,164	11.6%
Provision for income taxes	41,057	3.1%	57,187	4.4%

Net income	76,415	5.7%	93,977	7.2%
Less: Income attributable to noncontrolling interests	10,843	0.8%	13,084	1.0%

Net income attributable to UHS	$65,572	4.9%	$80,893	6.2%

Net revenues increased 3% or $35 million to $1.34 billion during the three-month period ended June 30, 2010 as compared to $1.30 billion during the comparable prior year quarter. This increase was due primarily to a $39 million or 3% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”). Partially offsetting the increase in our same facility revenues was an $8 million decrease resulting from the revenues earned during the second quarter of 2009 in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $34 million to $117 million during the three-month period ended June 30, 2010 as compared to $151 million during the comparable quarter of the prior year. Included in our income before income taxes during the second quarter of 2010, as compared to the comparable prior year quarter, was the following:

•

a decrease of $25 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $12 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•	a decrease of $18 million resulting from the transaction fees incurred during the second quarter of 2010 in connection with our previously announced agreement to acquire Psychiatric Solutions, Inc.;

•

a net decrease of $7 million resulting from the favorable adjustments recorded during the second quarters of 2010 ($16 million) and 2009 ($23 million) to our professional and general liability self-insurance reserves relating to prior years (please see Note 5 to the Consolidated Financial Statements, as included herein), and;

•	an increase of $4 million from other combined net favorable changes.

Net income attributable to UHS decreased $15 million to $66 million during the three-month period ended June 30, 2010 as compared to $81 million during the comparable prior year quarter. The decrease during the second quarter of 2010, as compared to the comparable prior year quarter, consisted of:

•	a decrease of $34 million in income from operations before income taxes, as discussed above;

•	an increase of $2 million resulting from a decrease in income attributable to noncontrolling interests, and;

•

an increase of $16 million resulting from a decrease in the income tax provision resulting from: (i) a decrease of approximately $12 million resulting from the $32 million net decrease in pre-tax income ($34 million decrease in income from operations net of the $2 million reduction to income attributable to noncontrolling interests), and; (ii) a decrease of $4 million resulting from an unfavorable discrete tax item recorded during the second quarter of 2009 in connection with our reserves established in connection with the settlement of the investigation of our South Texas Health System affiliates.

Six-month periods ended June 30, 2010 and 2009:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2010 and 2009 (dollar amounts in thousands):

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$2,685,468	100.0%	$2,616,059	100.0%
Operating charges:
Salaries, wages and benefits	1,142,478	42.5%	1,083,247	41.4%
Other operating expenses	496,142	18.5%	506,115	19.3%
Supplies expense	363,742	13.5%	350,378	13.4%
Provision for doubtful accounts	269,154	10.0%	239,648	9.2%
Depreciation and amortization	107,536	4.0%	102,219	3.9%
Lease and rental expense	36,119	1.3%	34,659	1.3%

Subtotal operating expenses	2,415,171	89.9%	2,316,266	88.5%

Income from operations	270,297	10.1%	299,793	11.5%
Interest expense, net	24,654	1.0%	24,517	1.0%

Income before income taxes	245,643	9.1%	275,276	10.5%
Provision for income taxes	86,466	3.2%	99,265	3.8%

Net income	159,177	5.9%	176,011	6.7%
Less: Income attributable to noncontrolling interests	21,786	0.8%	27,577	1.0%

Net income attributable to UHS	$137,391	5.1%	$148,434	5.7%

Net revenues increased 3% or $69 million to $2.69 billion during the six-month period ended June 30, 2010 as compared to $2.62 billion during the comparable prior year period. This increase was due primarily to a $91 million or 4% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis. Partially offsetting the increase in our same facility revenues was a $28 million decrease resulting from the revenues earned during the first six months of 2009 in connection with the above-mentioned construction management contract.

Income before income taxes (before deduction for income attributable to minority interests) decreased $30 million to $246 million during the six-month period ended June 30, 2010 as compared to $275 million during the comparable prior year period. Included in our income before income taxes during the first six months of 2010, as compared to the comparable prior year period, was the following:

•

a decrease of $37 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $23 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•	a decrease of $18 million resulting from the transaction fees incurred during the second quarter of 2010 in connection with our previously announced agreement to acquire Psychiatric Solutions, Inc.;

•

a net decrease of $7 million resulting from the favorable adjustments recorded during the second quarters of 2010 ($16 million) and 2009 ($23 million) to our professional and general liability self-insurance reserves relating to prior years (please see Note 5 to the Consolidated Financial Statements, as included herein), and;

•

an increase of $9 million from other combined net favorable changes, including a $2 million gain realized during the first quarter of 2010 on the sale of our minority ownership interest in a healthcare company and a $3 million charge recorded during the first quarter of 2009 in connection with the settlement of the South Texas Health System affiliates investigation.

Net income attributable to UHS decreased $11 million to $137 million during the six-month period ended June 30, 2010 as compared to $148 million during the comparable prior year period. The decrease during the first six months of 2010, as compared to the comparable prior year period, consisted of:

•	a decrease of $30 million in income from operations before income taxes, as discussed above;

•	an increase of $6 million resulting from a decrease in income attributable to noncontrolling interests, and;

•

an increase of $13 million resulting from a decrease in the income tax provision resulting from: (i) a decrease of approximately $9 million resulting from the $24 million net decrease in pre-tax income ($30 million decrease in income from operations net of the $6 million reduction to income attributable to noncontrolling interests), and; (ii) a decrease of $4 million resulting from an unfavorable discrete tax item recorded during the second quarter of 2009 in connection with our reserves established in connection with the settlement of the investigation of our South Texas Health System affiliates.

Acute Care Hospital Services

Same Facility and All Acute Care Basis

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities owned in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our “Same Facility” results also neutralize the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, reserves for settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods.

As mentioned above, our results for the three and six-month period ended June 30, 2010 and 2009 were favorably impacted by reductions to our professional and general liability self-insurance reserves relating to prior years amounting to $16 million (recorded during the second quarter of 2010) and $23 million (recorded during the second quarter of 2009). Although approximately $15 million during the second quarter of 2010, and $20 million during the second quarter of 2009, of the favorable impact applies to our acute care facilities, the favorable impact is not reflected in the acute care results shown on the table below since the reduction was related to prior years. After adjusting the below-reflected acute care results for the three and six-month periods ended June 30, 2010 and 2009, income before income taxes (before deduction for income attributable to minority interests) amounted to $94.7 million and $125.8 million during the three-month periods ended June 30, 2010 and 2009, respectively, and $196.6 million and $239.5 million during the six-month periods ended June 30, 2010 and 2009, respectively. There were no other differences between “Same Facility” and “All Acute Care Basis” during the three and six-month periods ended June 30, 2010 and 2009 as there were no acute care hospitals acquired or opened during the period of January 1, 2009 through June 30, 2010.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and six-month periods ended June 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Net revenues	$974,010	100.0	$952,836	100.0	$1,963,321	100.0	$1,912,685	100.0
Salaries, wages and benefits	366,558	37.6	356,600	37.4	741,657	37.7	712,417	37.2
Other operating expenses	173,363	17.8	166,661	17.5	346,560	17.7	337,743	17.7
Supplies expense	160,038	16.4	155,949	16.4	324,162	16.5	310,069	16.2
Provision for doubtful accounts	135,455	13.9	112,900	11.8	252,637	12.9	223,065	11.7
Depreciation and amortization	44,085	4.5	41,333	4.3	87,563	4.5	82,680	4.3
Lease and rental	13,625	1.4	12,852	1.3	27,118	1.4	25,422	1.3

Subtotal operating expenses	893,124	91.7	846,295	88.8	1,779,697	90.6	1,691,396	88.4

Income from operations	80,886	8.3	106,541	11.2	183,624	9.4	221,289	11.6
Interest expense, net	748	0.1	1,058	0.1	1,582	0.1	2,093	0.1

Income before income taxes	$80,138	8.2	$105,483	11.1	$182,042	9.3	$219,196	11.5

Three-month periods ended June 30, 2010 and 2009:

During the three-month period ended June 30, 2010, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $21 million or 2%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $25 million or 24% to $80 million or 8.2% of net revenues during the second quarter of 2010 as compared to $105 million or 11.1% of net revenues during the comparable prior year quarter. The decrease in income from operations at our acute care hospitals during the second quarter of 2010, as compared to the comparable quarter of the prior year, was due primarily to net revenue pressures experienced throughout our acute care hospitals and, most notably, at our hospitals located in Las Vegas, Nevada. The revenue pressures were caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. Our acute care facilities located in Texas were also unfavorably impacted by reductions in Medicaid revenues. Also contributing to decline in income from operations at our acute care facilities were increases in salaries, wages and benefits expense and supplies expense which increased beyond the rate of increase of our acute care revenues.

Inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our acute care facilities increased 0.4% and 1.9%, respectively, during the three-month period ended June 30, 2010 as compared to the comparable period of the prior year. Patient days decreased 1.2% and adjusted patient days increased 0.3% during the three-month period ended June 30, 2010 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.3 days and 4.4 days during the three-month periods ended June 30, 2010 and 2009, respectively. The occupancy rate, based on the average available beds at these facilities, was 55% and 58% during the three-month periods ended June 30, 2010 and 2009, respectively. During the three-month period ended June 30, 2010, net revenue per adjusted admission increased 0.3% and net revenue per adjusted patient day increased 1.9%, as compared to the comparable quarter of the prior year.

Six-month periods ended June 30, 2010 and 2009:

During the six-month period ended June 30, 2010, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $51 million or 3%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $37 million or 17% to $182 million or 9.3% of net revenues during the first six months of 2010 as compared to $219 million or 11.5% of net revenues during the comparable prior year period. The decrease in income from operations at our acute care hospitals during the first six months of 2010, as compared to the comparable period of the prior year, was due primarily to net revenue and operating expense pressures mentioned above.

Inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our acute care facilities increased 0.5% and 1.8%, respectively, during the six-month period ended June 30, 2010 as compared to the comparable period of the prior year. Patient days decreased 0.8% and adjusted patient days increased 0.5% during the six-month period ended June 30, 2010 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.4 days during each of the six-month periods ended June 30, 2010 and 2009, respectively. The occupancy rate, based on the average available beds at these facilities, was 58% and 60% during the six-month periods ended June 30, 2010 and 2009, respectively. During the six-month period ended June 30, 2010, net revenue per adjusted admission increased 0.8% and net revenue per adjusted patient day increased 2.2%, as compared to the comparable six-month period of the prior year.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $190 million and $181 million during three-month periods ended June 30, 2010 and 2009, respectively, and $366 million and $340 million during the six-month periods ended June 30, 2010 and 2009, respectively. A continued increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six-month periods ended June 30, 2010 and 2009 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Net revenues	$350,842	100.0	$332,544	100.0	$694,457	100.0	$654,466	100.0
Salaries, wages and benefits	166,940	47.6	159,787	48.0	333,722	48.1	317,433	48.5
Other operating expenses	60,481	17.2	60,520	18.2	121,591	17.5	119,058	18.2
Supplies expense	18,280	5.2	18,397	5.5	36,150	5.2	36,316	5.5
Provision for doubtful accounts	7,403	2.1	7,835	2.4	15,679	2.3	16,482	2.5
Depreciation and amortization	7,841	2.2	7,924	2.4	15,710	2.3	15,953	2.4
Lease and rental	3,883	1.1	4,108	1.2	7,591	1.1	7,961	1.2

Subtotal operating expenses	264,828	75.5	258,571	77.8	530,443	76.4	513,203	78.4

Income from operations	86,014	24.5	73,973	22.2	164,014	23.6	141,263	21.6
Interest expense, net	3	0.0	51	0.0	6	0.0	102	0.0

Income before income taxes	$86,011	24.5	$73,922	22.2	$164,008	23.6	$141,161	21.6

Three-month periods ended June 30, 2010 and 2009:

On a same facility basis, during the second quarter of 2010 as compared to the second quarter of 2009, net revenues at our behavioral health care facilities increased 6% or $18 million to $351 million from $333 million. Income before income taxes increased $12 million or 16% to $86 million or 24.5% of net revenues during the three-month period ended June 30, 2010, as compared to $74 million or 22.2% of net revenues during the comparable prior year quarter. The increase in revenues and income before income taxes during the second quarter of 2010, as compared to the comparable quarter of 2009, was due primarily to the operating leverage realized from the relatively robust admission growth mentioned below.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities increased 4.4% and 4.7%, respectively, during the three-month period ended June 30, 2010 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days increased 2.1% and 2.4%, respectively, during the three-month period ended June 30, 2010 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 15.1 days and 15.5 days during the three-month periods ended June 30, 2010 and 2009, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the three-month periods ended June 30, 2010 and 2009, respectively. During the three-month period ended June 30, 2010, net revenue per adjusted admission increased 0.1% and net revenue per adjusted patient day increased 2.3%, as compared to the comparable quarter of the prior year.

Six-month periods ended June 30, 2010 and 2009:

On a same facility basis, during the first six months of 2010 as compared to the comparable prior year period, net revenues at our behavioral health care facilities increased 6% or $40 million to $694 million from $654 million. Income before income taxes increased $23 million or 16% to $164 million or 23.6% of net revenues during the six-month period ended June 30, 2010, as compared to $141 million or 21.6% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities each increased 4.2% during the six-month period ended June 30, 2010 as compared to the comparable period of the prior year. Patient days and adjusted patient days each increased 3.1% during the six-month period ended June 30, 2010 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 15.1 days and 15.2 days during the six-month periods ended June 30, 2010 and 2009, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the six-month periods ended June 30, 2010 and 2009, respectively. During the six-month period ended June 30, 2010, net revenue per adjusted admission increased 1.4% and net revenue per adjusted patient day increased 2.5%, as compared to the comparable period of the prior year.

The following table summarizes the results of operations for our behavioral health care facilities for the three and six-month periods ended June 30, 2010 and 2009, including newly acquired or recently opened facilities and the portion of the above-mentioned reduction to our professional and general liability self-insurance reserves recorded during the second quarters of 2010 and 2009 that is applicable to our behavioral health care facilities ($2 million of the $16 million recorded in the second quarter of 2010 was applicable to our behavioral health care facilities and $3 million of the $23 million recorded during the second quarter of 2009 was applicable):

All Behavioral Health Care Facilities (dollar amounts in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%	2009	%	2010	%	2009	%
Net revenues	$357,008	100.0	$332,589	100.0	$706,190	100.0	$654,742	100.0
Salaries, wages and benefits	170,364	47.7	159,959	48.1	341,088	48.3	318,096	48.6
Other operating expenses	60,345	16.9	58,143	17.5	123,288	17.5	117,361	17.9
Supplies expense	18,653	5.2	18,396	5.5	36,977	5.2	36,393	5.6
Provision for doubtful accounts	8,252	2.3	7,842	2.4	16,393	2.3	16,491	2.5
Depreciation and amortization	8,208	2.3	7,954	2.4	16,511	2.3	16,014	2.4
Lease and rental	4,067	1.1	4,111	1.2	7,954	1.1	7,988	1.2

Subtotal operating expenses	269,889	75.6	256,405	77.1	542,211	76.8	512,343	78.3

Income from operations	87,119	24.4	76,184	22.9	163,979	23.2	142,399	21.7
Interest expense, net	3	0.0	51	0.0	6	0.0	102	0.0

Income before income taxes	$87,116	24.4	$76,133	22.9	$163,973	23.2	$142,297	21.7

During the second quarter of 2010, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 7% or $24 million. Income before income taxes increased $11 million or 14% to $87 million or 24.4% of net revenues during the second quarter of 2010, as compared to $76 million or 22.9% of net revenues during the second quarter of 2009.

During the first six months of 2010, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 8% or $51 million. Income before income taxes increased $22 million or 15% to $164 million or 23.2% of net revenues during the first six months of 2010, as compared to $142 million or 21.7% of net revenues during the comparable period of 2009.

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

The following table shows the approximate percentages of net patient revenue for the three and six month periods ended June 30, 2010 and 2009 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Third Party Payors:
Medicare	24%	24%	25%	25%
Medicaid	13%	14%	13%	14%
Managed Care (HMO and PPOs)	45%	46%	46%	46%
Other Sources	18%	16%	16%	15%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Third Party Payors:
Medicare	27%	27%	27%	27%
Medicaid	9%	10%	9%	9%
Managed Care (HMO and PPOs)	46%	47%	46%	47%
Other Sources	18%	16%	18%	17%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Third Party Payors:
Medicare	17%	17%	17%	16%
Medicaid	24%	26%	24%	26%
Managed Care (HMO and PPOs)	45%	43%	45%	43%
Other Sources	14%	14%	14%	15%

Total	100%	100%	100%	100%

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

In July, 2010, CMS published its proposed IPPS 2011 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments are considered, we estimate our overall decrease from the proposed federal fiscal year 2011 rule will approximate 1.1%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011.

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

In July 2010, CMS published its annual proposed Medicare OPPS rule for 2011. The proposed market basket increase to the OPPS base rate is 2.4%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011. When other statutorily required adjustments are considered the overall Medicare OPPS payment increase for 2011 is estimated to be 2.4%.

In July 2010, the Department of Health and Human Services (“HHS”) published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria.

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

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-

party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $10 million and $11 million during the three-month periods ended June 30, 2010 and 2009, respectively, and $20 million and $19 million during the six-month periods ended June 30, 2010 and 2009, respectively, of aggregate, net UPL and affiliated hospital indigent care payments. If during the remainder of 2010 the hospital district makes IGTs consistent with 2009, we believe we would be entitled to additional aggregate, net UPL and affiliated hospital indigent care payment revenues of approximately $20 million during the remaining six months of 2010.

In July 2009, the Texas Health and Human Services Commission (“THHSC”) issued a final rule and will rebase during state fiscal year (“SFY”) 2010, on a statewide budget neutral basis, all acute care hospital inpatient Standard Dollar Amount (“SDA”) rates. In addition, the THHSC will also rebase all MS-DRG relative weights concurrent with this SDA rate change. The THHSC will use SFY2008 cost report cost data for the SDA and relative weight rebasing and will only make changes on a prospective basis regardless of when the rebased SDA rates and relative weights are implemented. The THHSC recently notified hospitals of their preliminary rebased SFY2011 SDA rates, preliminary statewide MS-DRG relative weights for SFY2011 and the estimated statewide budget neutrality adjustment. We estimate that these changes could potentially reduce our inpatient Medicaid reimbursement by up to $5 million annually, effective September 1, 2010.

In addition, we were notified in May, 2009 by the THHSC that the statewide new hospital rate for our hospitals located in South Texas will be reduced. Consistent with our expectations, THHSC finalized the South Texas Medicaid inpatient rate retroactively to September 1, 2009 and our Texas Medicaid reimbursement was reduced by $12 million annually. This rate change will be superseded on September 1, 2010 by the aforementioned THHSC rebased SDA rates required by the July, 2009 final rule.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2010 fiscal years (covering the period of October 1, 2009 through September 30, 2010 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $13 million and $15 million during the three-month periods ended June 30, 2010 and 2009, respectively, and $27 million during each of the six-month periods ended June 30, 2010 and 2009. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. Assuming that the Texas and South Carolina programs are renewed for each state’s 2011 fiscal years at amounts similar to the 2010 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be approximately $26 million during the remaining six months of 2010.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $4 million and $6 million during the three-month periods ended June 30, 2010 and 2009, respectively, and $9 million and $13 million during the six-month periods ended June 30, 2010 and 2009, respectively. In connection with a construction management contract pursuant to the terms of which we built an acute care hospital for an unrelated third party which was completed during the fourth quarter of 2009, we earned revenues of $9 million and $30 million during the three and six-month periods ended June 30, 2009. Combined income before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three and six-month periods ended June 30, 2010 and 2009.

Interest expense was $12 million during each of the three-month periods ended June 30, 2010 and 2009, and $25 million during each of the six-month periods ended June 30, 2010 and 2009. Below is a schedule of our interest expense for the three and six-month periods ended June 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revolving credit & demand notes	$614	$1,116	$1,364	$2,481
$200 million, 6.75% Senior Notes due 2011	3,378	3,378	6,756	6,756
7.125% Senior Notes due 2016	7,124	7,124	14,248	14,248
Accounts receivable securitization program	191	190	343	500
Other combined, including interest rate swap expense, net	2,934	2,710	5,586	5,124
Capitalized interest on major construction projects	(1,911)	(2,494)	(3,373)	(4,312)
Interest income	(53)	(145)	(270)	(280)

Interest expense, net	$12,277	$11,879	$24,654	$24,517

The effective tax rate, as calculated by dividing the provision for income taxes by income before income taxes, was 35.0% and 37.8% during the three-month periods ended June 30, 2010 and 2009, respectively, and 35.2% and 36.1% during the six-month periods ended June 30, 2010 and 2009, respectively. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income before income taxes minus income attributable to noncontrolling interests, was 38.5% and 41.4% during the three-month periods ended June 30, 2010 and 2009, respectively, and 38.6% and 40.1% during the six-month periods ended June 30, 2010 and 2009, respectively. The decreases in the effective rates during the three and six-month periods ended June 30, 2010, as compared to the comparable prior year periods, consisted primarily of the $4 million unfavorable discrete tax item recorded during the second quarter of 2009 resulting from the nondeductible portion of the settlement reserve recorded in connection with the investigation of our South Texas Health System affiliates.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $219 million during the six-month period ended June 30, 2010 and $301 million during the comparable period of the prior year. The net decrease of $82 million was primarily attributable to the following:

•

$21 million of construction management receivables collected during the first six months of 2009 related to a new acute care facility built for a third-party that was completed during the fourth quarter of 2009;

•	a $21 million unfavorable change in accounts receivable;

•

a $29 million unfavorable change in other working capital accounts (excluding the effect of $15 million of accrued transaction costs at June 30, 2010 incurred in connection with our agreement to acquire Psychiatric Solutions, Inc.) due primarily to a deferred purchase price payment of $10 million made during the first quarter of 2010 in connection with a prior year acquisition and the timing of accounts payable and accrued compensation payments;

•	an $11 million unfavorable change in other assets and deferred charges, and;

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the six-month period. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 42 days at June 30th of 2010 and 2009.

Net cash used in investing activities

During the first six months of 2010, we used $117 million of net cash in investing activities as follows:

•

spent $122 million to finance capital expenditures related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened in late 2010; (ii) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (iii) capital expenditures for equipment, renovations and new projects at various existing facilities, and;

•

received $5 million of combined proceeds in connection with the divestiture of our minority ownership interest in a healthcare technology company and sale of a portion of our ownership interest in an outpatient surgery center.

During the first six months of 2009, we used $192 million of net cash in investing activities as follows:

•

spent $183 million to finance capital expenditures related to the following: (i) construction costs related to Palmdale Regional Medical Center; (ii) construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California; (iii) construction costs related to a newly constructed 220-bed replacement acute care hospital in Denison, Texas that opended in late December, 2009; (iv) construction costs related to a new patient tower at Summerlin Hospital Medical Center located in Las Vegas, Nevada that opened in December, 2009; (v) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (vi) capital expenditures for equipment, renovations and new projects at various existing facilities, and;

•	spent $9 million to acquire a 72-bed behavioral health facility located in Louisville, Colorado.

Net cash used in financing activities

During the first six months of 2010, we used $100 million of net cash provided by financing activities as follows:

•

spent $78 million on net repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility partially offset by increased borrowings pursuant to our $200 million accounts receivable securitization program;

•	spent $12 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $4 million to repurchase 103,000 shares of our Class B Common Stock;

•	spent $10 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2009, we used $103 million of net cash provided by financing activities as follows:

•	spent $77 million on net of repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $15 million to repurchase 452,000 shares of our Class B Common Stock;

•	spent $4 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $8 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2010 Expected Capital Expenditures:

During the remaining six months of 2010, we expect to spend approximately $130 million to $150 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At June 30, 2010, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of June 30, 2010, we had $166 million of borrowings outstanding under our revolving credit agreement and $571 million of available borrowing capacity, net of $63 million of outstanding letters of credit.

In August, 2007, we entered into a $200 million accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. The patient-related accounts receivable (“Receivables”) for substantially all of our acute care hospitals serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .35%. The initial term of this Securitization was 364 days and the term can be extended for incremental 364 day periods upon mutual agreement of the parties. The facility was extended for a third 364-day term in August, 2009 and will mature in August, 2010. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. As of June 30, 2010, we had $100 million of borrowings outstanding pursuant to this program and $100 million of available borrowing capacity. The outstanding borrowings pursuant to the Securitization program are classified as long-term on our balance sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement, which is scheduled to expire in July of 2011.

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

The carrying amount and fair value of our long-term debt was $881 million and $901 million at June 30, 2010, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of June 30, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

Our $200 million Securitization facility, under which we had $100 million of outstanding borrowings at June 30, 2010, matures in August, 2010. Upon maturity, or shortly thereafter, we plan to replace the existing Securitization with a new $250 million accounts receivable securitization program. Our existing $800 million Credit Agreement, under which we had $166 million of outstanding borrowings at June 30, 2010, matures on July 28, 2011. In May, 2010, we announced our intent to acquire, through a merger, Psychiatric Solutions, Inc. (“Merger”). In association with the Merger, we have obtained a debt financing commitment for a total of $3.45 billion consisting of an $800 million revolving credit agreement, a $1.05 billion term loan A and a $1.6 billion term loan B (collectively “The Credit Facilities”). The Credit Facilities will become effective upon closing of the Merger which is expected to occur in the fourth quarter of 2010. Should the Merger be completed and the Credit Facilities become effective, our existing $800 million Credit Agreement, which is scheduled to mature on July 28, 2011, will be replaced by The Credit Facilities. We also have $200 million of 6.75% senior notes which are scheduled to mature November 15, 2011. Although our refinancing plans for these bonds have not yet been determined, we believe we will have sufficient capacity under The Credit Facilities to repay the $200 million of 6.75% senior notes upon their maturity in November, 2011.

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

Off-Balance Sheet Arrangements

During the six months ended June 30, 2010, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of June 30, 2010 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2010 totaled $80 million consisting of: (i) $64 million related to our self-insurance programs; (ii) $14 million related primarily to pending appeals of legal judgments (including judgments related to professional and generally liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the six months ended June 30, 2010. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

As of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Center (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint alleges causes of action pursuant to the federal and state false claims acts, Virginia fraud, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. On April 30, 2010, UHS and Keystone filed separate motions to dismiss the government’s claims in their entirety. Keystone also filed a separate motion to dismiss the relators’ employment claims. The court recently ruled on the motions granting them in part and denying them in part. The court has allowed the government’s False Claim Act case to proceed and parts of the relators’ employment related claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. In June, 2010 a settlement was reached with the attorneys for the class representative for an amount that will not materially affect our consolidated financial position or results of operations. The settlement is subject to court approval which has not yet occurred.

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in a California state court. The plaintiffs’ allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility have been funding the legal defense of this case since that time. While we may be required to initially fund any settlement or judgment resulting from this matter, we intend to pursue collection of any such amounts from the former owners of the facility pursuant to the June, 2008 indemnification agreement.

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. At that time, SWHCS commenced discussions with officials from CMS regarding an agreement in an effort to resolve the provider agreement termination action. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is up to one year in duration and requires SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS will remain eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. CDPH has previously indicated its willingness to rescind this revocation should SWHCS demonstrate its ability to meet all state licensing requirements. SWHCS is currently engaged in pursuing a resolution of this action with CDPH, however, there can be no assurance it will be able to do so. Should SWHCS fail to reach an agreement with CDPH, SWHCS will appeal CDPH’s revocation action and SWHCS would remain operational during the appeal process.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009 and the six months ended June 30, 2010, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% and 3%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

Our Annual Report on Form 10-K for 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 include a listing of risk factors to be considered by investors in our securities. Other than developments related to our Southwest Healthcare System, as disclosed in Note 5 to the Financial Statements included in Part 1 of this Report and incorporated herein by reference, and additional risks related to our acquisition of Psychiatric Solutions Inc., there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Our proposed acquisition of Psychiatric Solutions, Inc. (“PSI”) is subject to conditions which may affect the timing of or consummation of the acquisition

Our agreement to acquire PSI contains several customary conditions to closing including regulatory approvals and the approval of the stockholders of PSI. There is no assurance when or if the conditions will be satisfied. We have received a second request from the Federal Trade Commission (“FTC”) for information under the Hart Scott Rodino Act of 1976 which will require us and PSI to produce additional information which can cause delays in working to integrate the companies. The FTC may require divestures or other actions in order to allow the acquisition to proceed which could affect our ability to realize all the benefits of the acquisition. We have devoted substantial time and financial resources toward proceeding with the acquisition which could have adverse effects on operations and income.

We may not be able to successfully integrate our proposed acquisition of PSI or realize the potential benefits of the acquisition, which could cause an adverse effect on us

We may not be able to combine successfully the operations of PSI with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of PSI with our operations requires significant attention from management and may impose substantial demands on our operations or other projects. The integration of PSI also involves a significant capital commitment, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. Any of these factors could cause delays or increased costs of combining PSI with us; and could adversely affect our operations, financial results and liquidity.

Our level of indebtedness that we will incur in connection with the proposed acquisition of PSI could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

Our level of indebtedness that we will incur to complete the acquisition of PSI could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements relating to our indebtedness.

In connection with the consummation of our potential acquisition of PSI, we obtained a debt financing commitment of $3.45 billion consisting of an $800 million revolving credit agreement, a $1.05 billion term loan A and a $1.6 billion term loan B (collectively “The Credit Facilities”). The Credit Facilities will become effective upon closing of the proposed acquisition of PSI which is expected to occur in the fourth quarter of 2010. The indebtedness under The Credit Facilities will be senior obligations of ours and will be guaranteed by substantially all of our material domestic subsidiaries. We will use the net proceeds from The Credit Facilities to pay the consideration under the merger agreement with PSI, to refinance certain of our existing indebtedness and the indebtedness of PSI, to pay certain costs and expenses of the transactions and for general corporate uses.

The Credit Facilities will contain various covenants that may limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness; create liens; make restricted payments, including paying dividends and making investments;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and;

•	guarantee certain obligations.

In addition, The Credit Facilities will contain restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under The Credit Facilities. If we were to suffer a an event of default under The Credit Facilities, all amounts outstanding under The Credit Facilities may become due and payable and all commitments under The Credit Facilities to extend further credit may be terminated.

Our leverage could result in unfavorable impact on us, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	some of our borrowings, including borrowings under The Credit Facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and;

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase programs. Pursuant to the terms of our program, we purchased 37,588 shares at an average price of $41.13 per share or $1.5 million in the aggregate during the second quarter of 2010 and 103,102 shares at an average price of $35.91 per share or approximately $3.7 million in the aggregate during the first six months of 2010. As of June 30, 2010, the number of shares available for purchase was 2,049,237 shares. There is no expiration date for our stock repurchase program.

2010 period	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
April, 2010	8,041	N/A	8,041	$37.55	$301,949	2,078,784
May, 2010	19,408	N/A	19,408	41.64	808,235	2,059,376
June, 2010	10,139	N/A	10,139	42.97	435,659	2,049,237

Total April through June	37,588	N/A	37,588	$41.13	$1,545,843	2,049,237

Dividends

During the quarter ended June 30, 2010, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 9, 2010	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.