Form 10-Q
period 2010-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2010-11-05
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2010:

Class A	6,656,808
Class B	89,909,002
Class C	665,400
Class D	35,218

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$1,323,264	$1,295,109	$4,008,732	$3,911,168

Operating charges:
Salaries, wages and benefits	572,742	558,244	1,715,220	1,641,491
Other operating expenses	258,388	253,792	754,530	759,907
Supplies expense	180,024	171,652	543,766	522,030
Provision for doubtful accounts	133,467	141,086	402,621	380,734
Depreciation and amortization	55,530	51,205	163,066	153,424
Lease and rental expense	18,429	17,253	54,548	51,912

	1,218,580	1,193,232	3,633,751	3,509,498

Income from operations	104,684	101,877	374,981	401,670
Interest expense, net	11,478	10,780	36,132	35,297

Income before income taxes	93,206	91,097	338,849	366,373
Provision for income taxes	27,404	32,043	113,870	131,308

Net income	65,802	59,054	224,979	235,065

Less: Income attributable to noncontrolling interests	10,192	7,980	31,978	35,557

Net income attributable to UHS	$55,610	$51,074	$193,001	$199,508

Basic earnings per share attributable to UHS	$0.57	$0.52	$1.99	$2.03

Diluted earnings per share attributable to UHS	$0.57	$0.52	$1.96	$2.02

Weighted average number of common shares—basic	96,777	97,774	96,673	97,962
Add: Other share equivalents	1,158	730	1,140	378

Weighted average number of common shares and equivalents—diluted	97,935	98,504	97,813	98,340

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2010	(Note 15) December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$9,629	$9,180
Restricted cash	256,972	0
Accounts receivable, net	609,083	602,559
Supplies	84,708	84,272
Other current assets	52,091	27,270
Deferred income taxes	66,420	51,336
Current assets held for sale	0	21,580

Total current assets	1,078,903	796,197

Property and equipment	3,869,644	3,738,818
Less: accumulated depreciation	(1,552,164)	(1,423,580)

	2,317,480	2,315,238

Other assets:
Goodwill	732,340	732,685
Deferred charges	13,841	8,643
Other	125,150	111,700

	$4,267,714	$3,964,463

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$401,673	$2,573
Accounts payable and accrued liabilities	611,753	578,617
Federal and state taxes	0	1,627

Total current liabilities	1,013,426	582,817

Other noncurrent liabilities	353,386	375,580
Long-term debt	614,923	956,429
Deferred income taxes	94,913	60,091

Redeemable noncontrolling interests	202,929	197,152

UHS common stockholders’ equity	1,943,572	1,751,071
Noncontrolling interest	44,565	41,323

Total equity	1,988,137	1,792,394

	$4,267,714	$3,964,463

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$224,979	$235,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	163,066	153,424
Net gain on sale of assets	(1,993)	0
Stock-based compensation expense	12,678	9,691
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(6,751)	20,747
Construction management and other receivable	0	13,697
Accrued interest	8,437	10,712
Accrued and deferred income taxes	(2,656)	10,824
Other working capital accounts	26,697	40,434
Other assets and deferred charges	(15,742)	3,716
Other	(4,556)	(2,150)
Accrued insurance expense, net of commercial premiums paid	32,770	31,321
Payments made in settlement of self-insurance claims	(37,330)	(43,206)

Net cash provided by operating activities	399,599	484,275

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(177,750)	(278,825)
Proceeds received from sale of assets	21,460	818
Restricted cash related to bond issuance held in escrow pending completion of PSI acquisition	(256,972)	0
Acquisition of property and business	0	(9,006)

Net cash used in investing activities	(413,262)	(287,013)

Cash Flows from Financing Activities:
Reduction of long-term debt	(194,600)	(143,844)
Additional borrowings	250,000	170
Financing costs	(5,016)	0
Repurchase of common shares	(3,963)	(15,467)
Dividends paid	(14,555)	(11,821)
Issuance of common stock	5,204	1,568
Profit distributions to noncontrolling interests	(23,558)	(19,698)
Proceeds from sale of noncontrolling interest in majority owned business	600	0

Net cash provided by (used in) financing activities	14,112	(189,092)

Increase (decrease) in cash and cash equivalents	449	8,170
Cash and cash equivalents, beginning of period	9,180	5,460

Cash and cash equivalents, end of period	$9,629	$13,630

Supplemental Disclosures of Cash Flow Information:
Interest paid	$33,584	$32,357

Income taxes paid, net of refunds	$113,521	$120,429

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended September 30, 2010. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth in herein and in our Annual Report on Form 10-K for the year ended December 31, 2009 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors and as set forth in our Report on Form 10-Q for the quarterly period ended June 30, 2010 in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors and Item 1A-Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2010, we held approximately 6.4% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $458,000 and $413,000 during the three-month periods ended September 30, 2010 and 2009, respectively, and $1.4 million and $1.2 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Our pre-tax share of income from the Trust was $236,000 and $291,000 the three-month periods ended September 30, 2010 and 2009, respectively, and $795,000 and $921,000 for the nine-month periods ended September 30, 2010 and 2009, respectively. The carrying value of this investment was $6.7 million and $8.1 million at September 30, 2010 and December 31, 2009, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $27.1 million at September 30, 2010 and $25.2 million at December 31, 2009.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.0 million during the each of the three-month periods ended September 30, 2010 and 2009, and $12.2 million for each of the nine-month periods ended September 30, 2010 and 2009. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

(3) Other Noncurrent liabilities and Redeemable/Noncontrolling Interests

Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension liability, and interest rate swaps.

In connection with certain of our acute care hospitals, outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C., and; (iii) approximately 11% in an acute care facility located in Laredo, Texas. The redeemable noncontrolling interests balance of $203 million as of September 30, 2010 and $197 million as of December 31, 2009 (see Note 15), and the noncontrolling interests balance of $45 million as of September 30, 2010 and $41 million as of December 31, 2009 (see Note 15), consist primarily of the third-party ownership interests in these hospitals.

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

(4) Long-term debt

In connection with the consummation of our planned acquisition of Psychiatric Solutions, Inc. (“PSI”), we obtained a debt financing commitment of $3.45 billion under a senior credit facility (“Senior Credit Facility”), consisting of a new $800 million revolving credit facility, a $1.05 billion term loan A facility and a $1.6 billion term loan B facility. This Senior Credit Facility will become effective upon the closing of the acquisition of PSI which we expect to occur in November, 2010.

We plan to use proceeds from: (i) the Senior Credit Facility mentioned above, and; (ii) the issuance of the $250 million of 7% senior notes that were issued during the third quarter of 2010 (as discussed below), to: (i) fund the acquisition of PSI (approximately $3.1 billion) which includes the purchase of PSI’s outstanding stock and refinancing the majority of PSI’s outstanding debt, and; (ii) repay the outstanding borrowings pursuant to our existing $800 million revolving credit facility. Upon the closing of the acquisition of PSI and the Senior Credit Facility becoming effective, our existing $800 million revolving credit facility will be extinguished.

During the third quarter of 2010, we issued $250 million of 7% senior notes that are scheduled to mature on October 1, 2018. The funds generated from this debt issuance are being held in escrow until the earlier of either December 31, 2010 or the satisfaction of certain conditions of escrow, most notably the completion of the acquisition of PSI which we expect to occur in November, 2010. The funds included in the escrow account, which include the proceeds from the issuance plus certain other related amounts ($257 million), are reflected as restricted cash on our condensed consolidated balance sheet as of September 30, 2010. The $250 million of debt is included in current maturities of long-term debt as of September 30, 2010 and will be reclassified to long-term debt upon the closing of the PSI acquisition.

In October of 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”) and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. There were no borrowings outstanding pursuant to our accounts receivable securitization program as of September 30, 2010.

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2010, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of September 30, 2010, we had $150 million of borrowings outstanding under our revolving credit agreement and $588 million of available borrowing capacity, net of $62 million of outstanding letters of credit. The $150 million of outstanding borrowings as of September 30, 2010 are included in current maturities of long-term debt on our condensed consolidated balance sheet. As mentioned above, we plan to repay the outstanding borrowings and extinguish this credit facility upon the closing of the PSI acquisition which is expected to occur in November, 2010.

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

The carrying amount and fair value of our debt was $1.02 billion and $1.06 billion at September 30, 2010, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

Effective January 1, 2009, we adopted the authoritative guidance for disclosures in connection with derivative instruments and hedging activities which requires additional disclosure about a company’s derivative activities, but does not require any new accounting related to derivative activities. During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps had a notional principal amount of $75 million on September 30, 2010. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduces to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from the counter-party banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $10 million at September 30, 2010 and $12 million at December 31, 2009 which are included in other noncurrent liabilities on the accompanying balance sheet.

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

As of September 30, 2010, the total accrual for our professional and general liability claims was $263 million, of which $46 million is included in accounts payable and accrued liabilities. As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities.

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

Other

As of September 30, 2010 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2010 totaled $79 million consisting of: (i) $63 million related to our self-insurance programs; (ii) $14 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

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

Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Center (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint alleges causes of action pursuant to the federal and state false claims acts, Virginia fraud statutes, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. On April 30, 2010, UHS and Keystone filed separate motions to dismiss the government’s claims in their entirety. Keystone also filed a separate motion to dismiss the relators’ employment claims. The court recently ruled on the motions granting them in part and denying them in part. The court has allowed the government’s False Claim Act case and parts of the relators’ employment related claims to proceed. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

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

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in a California state court. The plaintiffs’ allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility have been funding the legal defense of this case since that time. We recently reached a settlement with the plaintiffs. The settlement is subject to court approval which has not yet occurred. While we may be required to initially fund any settlement ultimately approved by the court, we intend to pursue collection of any such amounts from the former owners of the facility pursuant to the June, 2008 indemnification agreement.

Department of Justice ICD Investigation:

We recently received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Claims Determination regarding these devices. At present, we are uncertain as to the extent of the claims, liability for such claims and potential financial exposure in connection with this matter.

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is one year in duration and required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS remains eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. In September, 2010, SWHCS entered into an agreement with CDPH relating to the license revocation. The terms of the CDPH agreement are substantially similar to those contained in the agreement with CMS. As a result of the agreement, SWHCS’s hospital license remains in effect pending the outcome of the CMS full certification survey which will occur at the end of the agreement. Pursuant to the results of the CMS full certification survey, which we anticipate occurring in mid-year, 2011, should SWHCS be deemed to have achieved substantial compliance with the Medicare conditions of participation, CDPH shall deem SWHCS’s license to be in good standing. Failure of SWHCS to achieve substantial compliance with the Medicare conditions of participation, pursuant to CMS’s full certification survey, will likely have a material adverse impact on SWHCS’s ability to continue to operate the facilities.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009 and the nine months ended September 30, 2010, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% and 1%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

	Three months ended September 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,687,619	$550,613	—	$3,238,232
Gross outpatient revenues	$1,246,661	$78,354	$12,147	$1,337,162
Total net revenues	$965,807	$350,728	$6,729	$1,323,264
Income/(loss) before income taxes	$65,750	$77,969	($50,513)	$93,206
Total assets as of 9/30/10 (a)	$2,739,577	$1,006,141	$521,996	$4,267,714

	Nine months ended September 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,095,552	$1,649,535	—	$9,745,087
Gross outpatient revenues	$3,535,220	$238,318	$35,792	$3,809,330
Total net revenues	$2,929,128	$1,056,918	$22,686	$4,008,732
Income/(loss) before income taxes	$262,404	$241,942	($165,497)	$338,849
Total assets as of 9/30/10 (a)	$2,739,577	$1,006,141	$521,996	$4,267,714

	Three months ended September 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,380,103	$524,713	—	$2,904,816
Gross outpatient revenues	$1,038,772	$68,577	$16,683	$1,124,032
Total net revenues	$947,648	$329,332	$18,129	$1,295,109
Income/(loss) before income taxes	$69,175	$68,884	($46,962)	$91,097
Total assets as of 9/30/09	$2,686,343	$983,246	$231,920	$3,901,509

	Nine months ended September 30, 2009
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$7,430,016	$1,552,640	—	$8,982,656
Gross outpatient revenues	$3,081,566	$209,218	$49,066	$3,339,850
Total net revenues	$2,860,333	$984,074	$66,761	$3,911,168
Income/(loss) before income taxes	$308,663	$211,181	($153,471)	$366,373
Total assets as of 9/30/09	$2,686,343	$983,246	$231,920	$3,901,509

(a)

Included in Total assets-Other as of September 30, 2010 is $257 million of restricted cash, generated from the issuance of $250 million of 7% senior notes that mature on October 1, 2018. These funds, which include certain other related amounts, are being held in escrow until the earlier of either December 31, 2010 or the satisfaction of certain conditions of escrow, most notably the completion of the acquisition of Psychiatric Solutions, Inc. (“PSI”) which we expect to occur in November, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2010	2009	2010	2009
Basic and Diluted:
Net income attributable to UHS	$55,610	$51,074	$193,001	$199,508
Less: Net income attributable to unvested restricted share grants	(233)	(217)	(826)	(912)

Net income attributable to UHS – basic and diluted	$55,377	$50,857	$192,175	$198,596

Weighted average number of common shares – basic	96,777	97,774	96,673	97,962
Net effect of dilutive stock options and grants based on the treasury stock method	1,158	730	1,140	378

Weighted average number of common shares and equivalents – diluted	97,935	98,504	97,813	98,340

Earnings per basic share attributable to UHS:	$0.57	$0.52	$1.99	$2.03

Earnings per diluted share attributable to UHS:	$0.57	$0.52	$1.96	$2.02

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded stock options totaled 1.6 million during the three-month period ended September 30, 2009 and 3.9 million during the nine-month period ended September 30, 2009. There were no significant anti-dilutive stock options during the three and nine-month periods ended September 30, 2010.

Stock-Based Compensation: During the three-month periods ended September 30, 2010 and 2009, compensation cost of $3.4 million ($2.1 million after-tax) and $2.4 million ($1.5 million after-tax), respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2010 and 2009, compensation cost of $10.2 million ($6.3 million after-tax) and $7.6 million ($4.7 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2010 and 2009, compensation cost of $954,000 ($593,000 after-tax) and $638,000 ($396,000 after-tax), respectively, was recognized related to restricted stock. During the nine-month periods ended September 30, 2010 and 2009, compensation cost of $2.5 million ($1.6 million after-tax) and $2.1 million ($1.3 million after-tax) was recognized related to restricted stock. As of September 30, 2010 there was $22.4 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.6 years. There were 94,000 stock options granted during the first nine months of 2010 with a weighted-average grant date fair value of $7.84 per share. There were 49,472 restricted stock shares granted during the first nine months of 2010, with a weighted-average grant date fair value of $30.32 per share.

(8) Comprehensive Income

Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments.

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2010	2009	2010	2009
Net income attributable to UHS	$55,610	$51,074	$193,001	$199,508
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)	(162)	(162)
Unrealized derivative gains on cash flow hedges, net of taxes	402	(357)	870	757

Comprehensive income attributable to UHS	$55,958	$50,663	$193,709	$200,103

During the three and nine months periods ended September 30, 2010 and 2009, none of the components of other comprehensive income related to noncontrolling interests.

(9) Dispositions and acquisitions of assets and businesses and assets held for sale

Agreement to Acquire Psychiatric Solutions, Inc. (“PSI”):

In May, 2010, we reached a definitive agreement whereby we will acquire PSI for a price of $33.75 per share in cash, or approximately $2.0 billion. Including the assumption of approximately $1.1 billion in PSI net debt, the total transaction consideration is approximately $3.1 billion. The transaction has fully committed debt financing to be provided by JPMorgan Chase Bank, N.A. and Deutsche Bank AG. We expect to complete the transaction in November, 2010, subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Act. During the nine-month period ended September 30, 2010, we incurred approximately $22 million of pre-tax acquisition related costs ($14 million after-tax) which are included in other operating expenses on our Condensed Consolidated Statements of Income.

Nine-month period ended September 30, 2010:

Acquisitions:

During the nine months of 2010, we acquired substantially all of the assets of an outpatient surgery center located in Florida in which we previously held a 20% minority ownership interest. The purchase price consideration in connection with this transaction, which occurred during the first quarter, consisted of acquisition of the net assets less the assumption of the outstanding liabilities and third-party debt.

Divestitures:

During the first nine months of 2010, we received cash proceeds of $21 million for sale of: (i) our minority ownership interest in a healthcare technology company (during the first quarter); (ii) a portion of our ownership interest in an outpatient surgery center located in Texas (during the second quarter), and; (iii) the real property of Methodist Hospital located in Louisiana (during the third quarter) that was severely damaged and closed in 2005 as a result of Hurricane Katrina.

The pre-tax gain, net of losses, resulting from the above-mentioned transactions did not have a material impact on our financial statements for the three or nine-month periods ended September 30, 2010.

Nine-month period ended September 30, 2009:

Acquisitions:

During the first nine months of 2009, we spent $9 million (during the second quarter) to acquire a 72-bed behavioral health facility located in Louisville, Colorado.

Divestitures:

During the third quarter of 2009, we sold our ownership interest in an outpatient surgery center located in Oklahoma for cash proceeds of $818,000. The gain on this divestiture did not have a material impact on our financial statements.

(10) Dividends

We declared and paid dividends of $5 million, or $.05 per share, during the third quarter of 2010 and $4 million, or $.04 per share, during the third quarter of 2009. During the nine-month periods ended September 30, 2010 and 2009, we declared and paid dividends of $15 million and $12 million, respectively.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2010 and 2009 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$285	$298	$855	$894
Interest cost	1,239	1,209	3,718	3,627
Expected return on assets	(1,288)	(982)	(3,864)	(2,946)
Recognized actuarial loss	635	1,169	1,904	3,507

Net periodic pension cost	$871	$1,694	$2,613	$5,082

During the nine months ended September 30, 2010, we made contributions totaling $6,315 to our pension plan.

(12) Income Taxes

As of January 1, 2010, our unrecognized tax benefits were approximately $6 million. The amount, if recognized, that would affect the effective tax rate is approximately $4 million. During the quarter ended September 30, 2010, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2010, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2007 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

Presentation of Insurance Claims and Related Insurance Recoveries: In August 2010, the FASB issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity should not net insurance recoveries against a related claim liability. The guidance provided in this ASU is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard is not expected to have any impact on our consolidated financial position or results of operations.

Measuring Charity Care for Disclosures: In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have any impact on our consolidated financial position or results of operations.

(14)	Stockholders’ Equity

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to UHS common stockholders and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2010 (in thousands):

		Universal Health Services, Inc. Common Stockholders’ Equity (Note 15)
	Redeemable Noncontrolling (b)	Classes of Common Stock				Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest (b)	Total Equity
		A	B	C	D
Balance, January 1, 2010 (As Revised)	$197,152	$67	$896	$7	—	$(108,627)	$1,879,981	$(21,253)	$1,751,071	$41,323	$1,792,394
Common Stock (a)
Issued/(converted) including tax benefits from exercise of stock options	—	—	2	—	—	—	1,448	—	1,450	—	1,450
Repurchased	—	—	(1)	—	—	—	(2,156)	—	(2,157)	—	(2,157)
Restricted share-based compensation expense	—	—	—	—	—	—	877	—	877	—	877
Dividends paid	—	—	—	—	—	(4,834)	—	—	(4,834)	—	(4,834)
Stock option expense	—	—	—	—	—	—	3,505	—	3,505	—	3,505
Profit distributions to noncontrolling interests	(775)									(3,844)	(3,844)
Comprehensive income:
Net income	7,848	—	—	—	—	—	71,819	—	71,819	3,095	74,914
Amortization of terminated hedge (net of income tax effect of $30)	—	—	—	—	—	—	—	(54)	(54)	—	(54)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $47)	—	—	—	—	—	—	—	78	78	—	78

Subtotal - comprehensive income	7,848							24	71,843	3,095	74,938

Balance, March 31, 2010 (As Revised)	$204,225	$67	$897	$7	—	$(113,461)	$1,955,474	$(21,229)	$1,821,755	$40,574	$1,862,329
Common Stock (a)
Issued/(converted) including tax benefits from exercise of stock options	—	—	2	—	—	—	3,326	—	3,328	—	3,328
Repurchased	—	—	—	—	—	—	(1,807)	—	(1,807)	—	(1,807)
Restricted share-based compensation expense	—	—	—	—	—	—	1,539	—	1,539	—	1,539
Dividends paid	—	—	—	—	—	(9,721)	—	—	(9,721)	—	(9,721)
Stock option expense	—	—	—	—	—	—	6,612	—	6,612	—	6,612
Profit distributions to noncontrolling interests	(15,601)									(3,338)	(3,338)
Capital contributions from noncontrolling interests										600	600
Comprehensive income:
Net income	14,305	—	—	—	—	—	121,182	—	121,182	6,729	127,911
Amortization of terminated hedge (net of income tax effect of $60)	—	—	—	—	—	—	—	(108)	(108)	—	(108)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $482)	—	—	—	—	—	—	—	792	792	—	792

Subtotal - comprehensive income	14,305							684	121,866	6,729	128,595

Balance, September 30, 2010	$202,929	$67	$899	$7	—	$(123,182)	$2,086,326	$(20,545)	$1,943,572	$44,565	$1,988,137

(a)	Authorized shares of Universal Health Services, Inc. consist of 12,000,000 shares of Class A Common Stock, 150,000,000 shares of Class B Common Stock, 1,200,000 shares of Class C Common Stock and 5,000,000 shares of Class D Common Stock.

(b)	See Note 15 for revision related to reclassification of noncontrolling interests to redeemable noncontrolling interests outside of permanent equity.

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

We do not believe these revisions are material to the condensed consolidated financial statements as of March 31, 2010 or to any prior years’ consolidated financial statements. In each applicable future filing, we will revise the December 31, 2009 and 2008 Consolidated Balance Sheet and Consolidated Statements of Changes in Equity and the March 31, 2010 Condensed Consolidated Balance Sheet.

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

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2010, we owned and/or operated or had under construction, 25 acute care hospitals (excluding 1 new replacement facility currently being constructed) and 102 behavioral health centers located in 32 states, Washington, D.C. and Puerto Rico. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

In May, 2010, we reached a definitive agreement whereby we will acquire Psychiatric Solutions Inc. (“PSI”) for a price of $33.75 per share in cash, or approximately $2.0 billion. Including the assumption of approximately $1.1 billion in PSI net debt, the total transaction consideration is approximately $3.1 billion. PSI is the largest standalone operator of owned or leased freestanding psychiatric inpatient facilities with 94 facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands. The transaction has fully committed debt financing to be provided by JPMorgan Chase Bank, N.A. and Deutsche Bank AG. We expect to complete the transaction in November, 2010, subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Act. During the nine-month period ended September 30, 2010, we incurred approximately $22 million of pre-tax acquisition related costs ($14 million after-tax) which are included in other operating expenses on our Condensed Consolidated Statements of Income.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 73% and 74% of our consolidated net revenues during the three-month periods ended September 30, 2010 and 2009, respectively, and 73% and 74% during the nine-month periods ended September 30, 2010 and 2009, respectively. Net revenues from our behavioral health care facilities accounted for 27% and 25% of our consolidated net revenues during the three-month periods ended September 30, 2010 and 2009, respectively, and 27% and 25% during the nine-month periods ended September 30, 2010 and 2009, respectively. Approximately 1% of our consolidated net revenues during the three and nine-month period ended September 30, 2009 were recorded in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

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

Forward-Looking Statements and Risk Factors

This Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

•

our agreement to acquire Psychiatric Solutions, Inc. (“PSI”): (i) will substantially increase our level of indebtedness which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness; (ii) is subject to conditions which may affect the timing of our consummation of the acquisition which could affect our ability to realize all the benefits of the acquisitions, and; (iii) will require us to successfully integrate the operations of PSI with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition;

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

•

the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments starts in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. Our acute care facilities are scheduled to implement an EHR application, on a facility-by-facility basis, beginning in late 2011 and ending in late 2014, however, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amounts is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act;

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is one year in duration and required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS remains eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. In September, 2010, SWHCS entered into an agreement with CDPH relating to the license revocation. The terms of the CDPH agreement are substantially similar to those contained in the agreement with CMS. As a result of the agreement, SWHCS’s hospital license remains in effect pending the outcome of the CMS full certification survey which will occur at the end of the agreement. Pursuant to the results of the CMS full certification survey, which we anticipate occurring in mid-year, 2011, should SWHCS be deemed to have achieved substantial compliance with the Medicare conditions of participation, CDPH shall deem SWHCS’s license to be in good standing. Failure of SWHCS to achieve substantial compliance with the Medicare conditions of participation, pursuant to CMS’s full certification survey, will likely have a material adverse impact on SWHCS’s ability to continue to operate the facilities.

As a result of the matters discussed above, we have not been permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. If we are able to resolve these regulatory issues and/or open the capacity, the impact on SWHCS’s future results of operations should be favorable. At the same time, we expect a competitor to open a newly constructed acute care hospital during the second quarter of 2011 which may have an unfavorable impact on SWHCS’s future results of operations. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009 and the nine months ended September 30, 2010, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% and 1%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% and 39% of our net patient revenues during the three-month periods ended September 30, 2010 and 2009, respectively, and 38% during each of the nine-month periods ended September 30, 2010 and 2009. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 45% and 46% of our net patient revenues during the three-month periods ended September 30, 2010 and 2009, respectively, and 46% during each of the nine-month periods ended September 30, 2010 and 2009.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $195 million at September 30, 2010 and $169 million at December 31, 2009.

Patients that express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $80 million at September 30, 2010 and $61 million as of December 31, 2009.

Recent Accounting Standards: For a summary of accounting standards, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2010 and 2009:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,323,264	100.0%	$1,295,109	100.0%
Operating charges:
Salaries, wages and benefits	572,742	43.3%	558,244	43.1%
Other operating expenses	258,388	19.5%	253,792	19.6%
Supplies expense	180,024	13.6%	171,652	13.3%
Provision for doubtful accounts	133,467	10.1%	141,086	10.9%
Depreciation and amortization	55,530	4.2%	51,205	4.0%
Lease and rental expense	18,429	1.4%	17,253	1.3%

Subtotal operating expenses	1,218,580	92.1%	1,193,232	92.1%

Income from operations	104,684	7.9%	101,877	7.9%
Interest expense, net	11,478	0.9%	10,780	0.9%

Income before income taxes	93,206	7.0%	91,097	7.0%
Provision for income taxes	27,404	2.0%	32,043	2.4%

Net income	65,802	5.0%	59,054	4.6%
Less: Income attributable to noncontrolling interests	10,192	0.8%	7,980	0.7%

Net income attributable to UHS	$55,610	4.2%	$51,074	3.9%

Net revenues increased 2% or $28 million to $1.32 billion during the three-month period ended September 30, 2010 as compared to $1.30 billion during the comparable prior year quarter. This increase was due primarily to a $37 million or 3% increase in net revenues generated at acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”). Partially offsetting the increase in our same facility revenues was a $9 million decrease resulting from the revenues earned during the third quarter of 2009 in connection with a construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated party that was completed during the fourth quarter of 2009.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $2 million to $93 million during the three-month period ended September 30, 2010 as compared to $91 million during the comparable quarter of the prior year. Included in our income before income taxes during the third quarter of 2010, as compared to the comparable prior year quarter, was the following:

•	a decrease of $3 million at our acute care facilities as discussed below in Acute Care Hospital Services;

•	an increase of $9 million at our behavioral health care facilities, as discussed below in Behavioral Health Services; and

•	a decrease of $4 million resulting from the transaction fees incurred during the third quarter of 2010 in connection with our previously announced agreement to acquire Psychiatric Solutions, Inc.

Net income attributable to UHS increased $5 million to $56 million during the three-month period ended September 30, 2010 as compared to $51 million during the comparable prior year quarter. The increase during the third quarter of 2010, as compared to the comparable prior year quarter, consisted of:

•	an increase of $2 million in income from operations before income taxes, as discussed above;

•	a decrease of $2 million resulting from an increase in income attributable to noncontrolling interests, and;

•

an increase of $5 million resulting from a decrease in the income tax provision resulting primarily from a $4 million favorable discrete tax item recorded during the third quarter of 2010 related to the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government.

Nine-Month periods ended September 30, 2010 and 2009:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$4,008,732	100.0%	$3,911,168	100.0%
Operating charges:
Salaries, wages and benefits	1,715,220	42.8%	1,641,491	42.0%
Other operating expenses	754,530	18.8%	759,907	19.4%
Supplies expense	543,766	13.6%	522,030	13.3%
Provision for doubtful accounts	402,621	10.0%	380,734	9.7%
Depreciation and amortization	163,066	4.1%	153,424	3.9%
Lease and rental expense	54,548	1.4%	51,912	1.3%

Subtotal operating expenses	3,633,751	90.6%	3,509,498	89.7%

Income from operations	374,981	9.4%	401,670	10.3%
Interest expense, net	36,132	0.9%	35,297	0.9%

Income before income taxes	338,849	8.5%	366,373	9.4%
Provision for income taxes	113,870	2.9%	131,308	3.4%

Net income	224,979	5.6%	235,065	6.0%
Less: Income attributable to noncontrolling interests	31,978	0.8%	35,557	0.9%

Net income attributable to UHS	$193,001	4.8%	$199,508	5.1%

Net revenues increased 3% or $98 million to $4.01 billion during the nine-month period ended September 30, 2010 as compared to $3.91 billion during the comparable prior year period. This increase was due primarily to a $128 million or 3% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis. Partially offsetting the increase in our same facility revenues was a $37 million decrease resulting from the revenues earned during the first nine months of 2009 in connection with the above-mentioned construction management contract.

Income before income taxes (before deduction for income attributable to minority interests) decreased $27 million to $339 million during the nine-month period ended September 30, 2010 as compared to $366 million during the comparable prior year period. Included in our income before income taxes during the first nine months of 2010, as compared to the comparable prior year period, was the following:

•

a decrease of $41 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $32 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact of the reduction to our professional and general liability self-insurance reserves, as discussed below);

•	a decrease of $22 million resulting from the transaction fees incurred in connection with our previously announced agreement to acquire Psychiatric Solutions, Inc.;

•

a net decrease of $7 million resulting from the favorable adjustments recorded during the second quarters of 2010 ($16 million) and 2009 ($23 million) to our professional and general liability self-insurance reserves relating to prior years (please see Note 5 to the Consolidated Financial Statements, as included herein), and;

•

an increase of $11 million from other combined net favorable changes, including a $2 million gain realized during the first quarter of 2010 on the sale of our minority ownership interest in a healthcare company and a $3 million charge recorded during the first quarter of 2009 in connection with the settlement of the South Texas Health System affiliates investigation.

Net income attributable to UHS decreased $7 million to $193 million during the nine-month period ended September 30, 2010 as compared to $200 million during the comparable prior year period. The decrease during the first nine months of 2010, as compared to the comparable prior year period, consisted of:

•	a decrease of $27 million in income from operations before income taxes, as discussed above;

•	an increase of $3 million resulting from a decrease in income attributable to noncontrolling interests, and;

•

an increase of $17 million resulting from a decrease in the income tax provision resulting from: (i) a decrease of approximately $9 million in the income tax provision resulting from the $24 million net decrease in pre-tax income ($27 million decrease in income from operations net of the $3 million reduction to income attributable to noncontrolling interests); (ii) a $4 million decrease in the income tax provision during the third quarter of 2010 resulting from a favorable discrete tax item recorded to adjust the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government based upon the final agreement, and; (iii) a $4 million increase in the tax provision recorded during the second quarter of 2009 resulting from an unfavorable discrete tax item related to the estimated non-deductible portion of the South Texas Health System settlement.

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

As mentioned above, our results for the three and nine-month period ended September 30, 2010 and 2009 were favorably impacted by reductions to our professional and general liability self-insurance reserves relating to prior years amounting to $16 million (recorded during the second quarter of 2010) and $23 million (recorded during the second quarter of 2009). Although approximately $15 million during the second quarter of 2010, and $20 million during the second quarter of 2009, of the favorable impact applies to our acute care facilities, the favorable impact is not reflected in the acute care results shown on the table below since the reduction was related to prior years. After adjusting the below-reflected acute care results for the nine-month periods ended September 30, 2010 and 2009, income before income taxes (before deduction for income attributable to minority interests) amounted to $262 million and $309 million during the nine-month periods ended September 30, 2010 and 2009, respectively. There were no other differences between “Same Facility” and “All Acute Care Basis” during the three and nine-month periods ended September 30, 2010 and 2009 as there were no acute care hospitals acquired or opened during the period of January 1, 2009 through September 30, 2010.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2010 and 2009 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
Net revenues	$965,807	100.0	$947,648	100.0	$2,929,128	100.0	$2,860,333	100.0
Salaries, wages and benefits	374,799	38.8	364,649	38.5	1,116,456	38.1	1,077,066	37.7
Other operating expenses	178,129	18.4	174,699	18.4	524,689	17.9	512,442	17.9
Supplies expense	159,659	16.5	151,521	16.0	483,821	16.5	461,590	16.1
Provision for doubtful accounts	127,263	13.2	132,856	14.0	379,900	13.0	355,921	12.4
Depreciation and amortization	45,627	4.7	41,499	4.4	133,190	4.5	124,179	4.3
Lease and rental	13,676	1.4	12,656	1.3	40,794	1.4	38,078	1.3

Subtotal operating expenses	899,153	93.1	877,880	92.6	2,678,850	91.5	2,569,276	89.8

Income from operations	66,654	6.9	69,768	7.4	250,278	8.5	291,057	10.2
Interest expense, net	904	0.1	593	0.1	2,480	0.0	2,686	0.1

Income before income taxes	$65,750	6.8	$69,175	7.3	$247,798	8.5	$288,371	10.1

Three-month periods ended September 30, 2010 and 2009:

During the three-month period ended September 30, 2010, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $18 million or 2%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $3 million or 5% to $66 million or 6.8% of net revenues during the third quarter of 2010 as compared to $69 million or 7.3% of net revenues during the comparable prior year quarter. The decrease in income from operations at our acute care hospitals during the third quarter of 2010, as compared to the comparable quarter of the prior year, was due primarily to net revenue pressures experienced throughout our portfolio of acute care hospitals. The revenue pressures were caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. Our acute care facilities located in Texas were also unfavorably impacted by reductions in Medicaid revenues. Also contributing to a decline in income from operations at our acute care facilities were increases in salaries, wages and benefits expense and supplies expense which increased beyond the rate of increase of our acute care revenues.

Inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our acute care facilities decreased 0.2% and increased 1.6%, respectively, during the three-month period ended September 30, 2010 as compared to the comparable quarter of the prior year. Patient days decreased 0.3% and adjusted patient days increased 1.5% during the three-month period ended September 30, 2010 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.3 days during each of the three-month periods ended September 30, 2010 and 2009. The occupancy rate, based on the average available beds at these facilities, was 56% and 59% during the three-month periods ended September 30, 2010 and 2009, respectively. During the three-month period ended September 30, 2010, net revenue per adjusted admission increased 0.3% and net revenue per adjusted patient day increased 0.4%, as compared to the comparable quarter of the prior year.

Nine-month periods ended September 30, 2010 and 2009:

During the nine-month period ended September 30, 2010, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $69 million or 2%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $40 million or 14% to $248 million or 8.5% of net revenues during the first nine months of 2010 as compared to $288 million or 10.1% of net revenues during the comparable prior year period. The decrease in income from operations at our acute care hospitals during the first nine months of 2010, as compared to the comparable period of the prior year, was due primarily to net revenue and operating expense pressures mentioned above.

Inpatient admissions and adjusted admissions to our acute care facilities increased 0.3% and 1.8%, respectively, during the nine-month period ended September 30, 2010 as compared to the comparable period of the prior year. Patient days decreased 0.7% and adjusted patient days increased 0.8% during the nine-month period ended September 30, 2010 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.4 days during each of the nine-month periods ended September 30, 2010 and 2009. The occupancy rate, based on the average available beds at these facilities, was 59% and 63% during the nine-month periods ended September 30, 2010 and 2009, respectively. During the nine-month period ended September 30, 2010, net revenue per adjusted admission increased 0.6% and net revenue per adjusted patient day increased 1.6%, as compared to the comparable nine-month period of the prior year.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $214 million and $169 million during three-month periods ended September 30, 2010 and 2009, respectively, and $580 million and $509 million during the nine-month periods ended September 30, 2010 and 2009, respectively. During the third quarter of 2010, we began classifying the charges associated with certain patients who met specific financial or economic criteria as charity care rather than as provision for doubtful accounts. Although this change in classification did not have any impact on our net income attributable to UHS, it reduced our net revenues (by increasing the above-mentioned charity and uninsured discounts) and reduced our provision for doubtful accounts by approximately $17 million during the three and nine-month periods ended September 30, 2010. A continued increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2010 and 2009 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
Net revenues	$348,245	100.0	$329,334	100.0	$1,042,702	100.0	$983,800	100.0
Salaries, wages and benefits	169,624	48.7	161,792	49.1	503,346	48.3	479,225	48.7
Other operating expenses	63,548	18.2	59,636	18.1	185,139	17.8	178,694	18.2
Supplies expense	18,919	5.4	18,429	5.6	55,070	5.3	54,745	5.6
Provision for doubtful accounts	5,805	1.7	8,113	2.5	21,484	2.1	24,595	2.5
Depreciation and amortization	8,018	2.3	7,847	2.4	23,728	2.3	23,800	2.4
Lease and rental	4,052	1.2	4,041	1.2	11,643	1.1	12,002	1.2

Subtotal operating expenses	269,966	77.5	259,858	78.9	800,410	76.8	773,061	78.6

Income from operations	78,279	22.5	69,476	21.1	242,292	23.2	210,739	21.4
Interest expense, net	3	0.0	36	0.0	9	0.0	138	0.0

Income before income taxes	$78,276	22.5	$69,440	21.1	$242,283	23.2	$210,601	21.4

Three-month periods ended September 30, 2010 and 2009:

On a same facility basis, during the third quarter of 2010 as compared to the third quarter of 2009, net revenues at our behavioral health care facilities increased 6% or $19 million to $348 million from $329 million. Income before income taxes increased $9 million or 13% to $78 million or 22.5% of net revenues during the three-month period ended September 30, 2010, as compared to $69 million or 21.1% of net revenues during the comparable prior year quarter. The increase in revenues and income before income taxes during the third quarter of 2010, as compared to the comparable quarter of 2009, was due primarily to the operating leverage realized from the admission growth mentioned below.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities increased 3.3% and 3.1%, respectively, during the three-month period ended September 30, 2010 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days increased 1.0% and 0.8%, respectively, during the three-month period ended September 30, 2010 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 14.8 days and 15.1 days during the three-month periods ended September 30, 2010 and 2009, respectively. The occupancy rate, based on the average available beds at these facilities, was 74% during each of the three-month periods ended September 30, 2010 and 2009. During the three-month period ended September 30, 2010, net revenue per adjusted admission increased 2.6% and net revenue per adjusted patient day increased 4.9%, as compared to the comparable quarter of the prior year.

Nine-month periods ended September 30, 2010 and 2009:

On a same facility basis, during the first nine months of 2010 as compared to the comparable prior year period, net revenues at our behavioral health care facilities increased 6% or $59 million to $1.04 billion from $984 million. Income before income taxes increased $31 million or 15% to $242 million or 23.2% of net revenues during the nine-month period ended September 30, 2010, as compared to $211 million or 21.4% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities each increased 3.9% during the nine-month period ended September 30, 2010 as compared to the comparable period of the prior year. Patient days and adjusted patient days increased 2.4% and 2.2% during the nine-month period ended September 30, 2010 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 15.0 days and 15.2 days during the nine-month periods ended September 30, 2010 and 2009, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the nine-month periods ended September 30, 2010 and 2009, respectively. During the nine-month period ended September 30, 2010, net revenue per adjusted admission increased 1.8% and net revenue per adjusted patient day increased 3.4%, as compared to the comparable period of the prior year.

The following table summarizes the results of operations for our behavioral health care facilities for the three and nine-month periods ended September 30, 2010 and 2009, including newly acquired or recently opened facilities and the portion of the above-mentioned reduction to our professional and general liability self-insurance reserves recorded during the second quarters of 2010 and 2009 that is applicable to our behavioral health care facilities ($2 million of the $16 million recorded in the second quarter of 2010 was applicable to our behavioral health care facilities and $3 million of the $23 million recorded during the second quarter of 2009 was applicable):

All Behavioral Health Care Facilities (dollar amounts in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%	2009	%	2010	%	2009	%
Net revenues	$350,728	100.0	$329,332	100.0	$1,056,918	100.0	$984,074	100.0
Salaries, wages and benefits	170,968	48.7	161,891	49.2	512,056	48.4	479,987	48.8
Other operating expenses	64,152	18.3	60,015	18.2	187,440	17.7	177,376	18.0
Supplies expense	19,070	5.4	18,468	5.6	56,047	5.3	54,861	5.6
Provision for doubtful accounts	6,140	1.8	8,113	2.5	22,533	2.1	24,604	2.5
Depreciation and amortization	8,202	2.3	7,877	2.4	24,713	2.3	23,891	2.4
Lease and rental	4,224	1.2	4,048	1.2	12,178	1.2	12,036	1.2

Subtotal operating expenses	272,756	77.8	260,412	79.1	814,967	77.1	772,755	78.5

Income from operations	77,972	22.2	68,920	20.9	241,951	22.9	211,319	21.5
Interest expense, net	3	0.0	36	0.0	9	0.0	138	0.0

Income before income taxes	$77,969	22.2	$68,884	20.9	$241,942	22.9	$211,181	21.5

During the third quarter of 2010, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 7% or $21 million. Income before income taxes increased $9 million or 13% to $78 million or 22.2% of net revenues during the third quarter of 2010, as compared to $69 million or 20.9% of net revenues during the third quarter of 2009.

During the first nine months of 2010, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including newly acquired or recently opened facilities), increased 7% or $73 million. Income before income taxes increased $31 million or 15% to $242 million or 22.9% of net revenues during the first nine months of 2010, as compared to $211 million or 21.5% of net revenues during the comparable period of 2009.

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

Patients are generally not responsible for any difference between customary hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, and managed care plans, but are responsible for services not covered by such plans, exclusions, deductibles or co-insurance features of their coverage. The amount of such exclusions, deductibles and co-insurance has generally been increasing each year. Indications from recent federal and state legislation are that this trend will continue. Collection of amounts due from individuals is typically more difficult than from governmental or business payors and we continue to experience an increase in uninsured and self-pay patients which unfavorably impacts the collectability of our patient accounts thereby increasing our provision for doubtful accounts and charity care provided.

Since a significant portion of our revenues are derived from facilities located in Nevada, Texas and California, we are particularly sensitive to regulatory, economic, environmental and competition changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results.

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and nine month periods ended September 30, 2010 and 2009 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Third Party Payors:
Medicare	25%	24%	25%	24%
Medicaid	13%	15%	13%	14%
Managed Care (HMO and PPOs)	45%	46%	46%	46%
Other Sources	17%	15%	16%	16%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Third Party Payors:
Medicare	26%	25%	27%	27%
Medicaid	9%	11%	9%	10%
Managed Care (HMO and PPOs)	46%	47%	46%	47%
Other Sources	19%	17%	18%	16%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Third Party Payors:
Medicare	20%	19%	18%	17%
Medicaid	25%	26%	24%	26%
Managed Care (HMO and PPOs)	43%	42%	45%	42%
Other Sources	12%	13%	13%	15%

Total	100%	100%	100%	100%

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

In July, 2010, CMS published its final IPPS 2011 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments are considered, we estimate our overall decrease from the proposed federal fiscal year 2011 rule will approximate 1.1%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011.

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and scaled back cuts in hospital reimbursement that CMS was set to impose. In federal fiscal years 2010 to 2012, the new law requires CMS to make adjustments to the Medicare standardized amounts in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates. In federal fiscal year 2010, CMS made its initial statutory mandated adjustment under this legislation and will continue to do so in subsequent fiscal years to ensure the implementation of MS-DRGs was budget neutral among all affected hospitals. In July, 2010, the IPPS 2011 proposed payment rule applied a 2.9% reduction to the 2011 market basket update and indicated another 2.9% reduction would also be applied in 2012 for documenting and coding. In this same rule, CMS indicated a remaining documenting and coding adjustment of 3.9% reduction is still required to be made to future IPPS updates. CMS did not indicate to which future federal fiscal year(s) this reduction would be applied.

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the May, 2009 CMS notice, the market basket increase was 2.1% for the period of July 1, 2009 through June 30, 2010. According to the April, 2010 CMS notice, the market basket increase is 2.4% for the period of July 1, 2010 through June 30, 2011.

In October 2009, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2010. The final market basket increase to the OPPS base rate is 2.1%. When other statutorily required adjustments are considered the overall Medicare OPPS payment increase for 2010 is estimated to be 1.9%.

In November 2010, CMS published its annual final Medicare OPPS rule for 2011. The final market basket increase to the OPPS base rate is 2.46%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011. When other statutorily required adjustments and hospital patient service mix are considered, the overall Medicare OPPS payment increase for 2011 is estimated to be 3.2%.

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

The implementation period for these new Medicare and Medicaid incentive payments starts in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary and we are unable to predict which states will chose to participate. We estimate that approximately 75% of the projected incentive payments will be paid by Medicare and 25% from state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. These Medicare and Medicaid incentive payments are intended to offset a portion of the cost incurred to qualify as a meaningful user of EHR. Our acute care facilities are scheduled to implement an EHR application, on a facility-by-facility basis, beginning in late 2011 and ending in late 2014. However, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amount is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Nevada, Florida, California, Washington, D.C. and Illinois. The majority of these states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in the reduction of Medicaid funding for 2009 and 2010. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits also projected for 2010, which could adversely affect future levels of Medicaid reimbursement received by our hospitals. Conversely, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law and contained various Medicaid provisions that will impact our hospitals including the following: (i) temporary increases to Medicaid funding through enhanced federal matching assistance percentages (“FMAPs”) for a 27 month period retroactive to October 1, 2008 through December 31, 2010 with all states receiving a FMAP increase of 6.2% and also receiving a bonus FMAP increase contingent on the increased level of a state’s unemployment rate; (ii) a temporary increase of 2.5% in the federal Medicaid disproportionate share hospital allotment for both federal fiscal years 2009 and 2010, and; (iii) states will be required to maintain effort on Medicaid eligibility consistent with requirements prior to passage of this law. In August, 2010, H.R. 1586 was enacted into law and extended the enhanced FMAPs until June 30, 2011, but at a reduced rate. For 2011, the FMAP increase will be 3.2% during the first quarter and 1.2% during the second quarter. Due to the indirect nature of the enhanced Medicaid federal funding contained within the American Recovery and Reinvestment Act of 2009, and H.R. 1586, we are unable to determine the impact of these Medicaid changes on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $9 million and $13 million during the three-month periods ended September 30, 2010 and 2009, respectively, and $29 million and $32 million during the nine-month periods ended September 30, 2010 and 2009, respectively, of aggregate, net UPL and affiliated hospital indigent care payments. If during the fourth quarter of 2010 the hospital district makes IGTs consistent with 2009, we believe we would be entitled to additional aggregate, net UPL and affiliated hospital indigent care payment revenues of approximately $10 million during the quarter.

In July 2009, the Texas Health and Human Services Commission (“THHSC”) issued a final rule and will rebase during state fiscal year (“SFY”) 2010, on a statewide budget neutral basis, all acute care hospital inpatient Standard Dollar Amount (“SDA”) rates. In addition, the THHSC will also rebase all MS-DRG relative weights concurrent with this SDA rate change. The THHSC will use SFY2008 cost report data for the SDA and relative weight rebasing and will only make changes on a prospective basis regardless of when the rebased SDA rates and relative weights are implemented. The THHSC recently notified hospitals of their rebased SFY2011 SDA rates, preliminary statewide MS-DRG relative weights for SFY2011 and the estimated statewide budget neutrality adjustment. In addition, in October, 2010, THHSC finalized a rule whereby: (i) the period November 1, 2010 to August 31, 2011 will be considered a transition period to fully rebased SDA rates, and; (ii) fully rebased SDA rates will then become effective September 1, 2011. We estimate that the November 1, 2010 rate changes will not have a material impact on our inpatient Medicaid reimbursement. In addition, we estimate the September 1, 2011 SDA rate changes could potentially reduce our inpatient Medicaid reimbursement by up to $5 million annually.

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

Other Sources: Our hospitals provide services to individuals that do not have any form of health care coverage. Such patients are evaluated, at the time of service or shortly thereafter, for their ability to pay based upon federal and state poverty guidelines, qualifications for Medicaid or other state assistance programs, as well as our local hospitals’ indigent and charity care policy. Patients without health care coverage who do not qualify for Medicaid or indigent care write-offs are offered substantial discounts in an effort to settle their outstanding account balances.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2011 fiscal years (covering the period of October 1, 2010 through September 30, 2011 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $14 million and $16 million during the three-month periods ended September 30, 2010 and 2009, respectively, and $40 million and $43 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. We estimate our aggregate reimbursements pursuant to these programs to be approximately $12 million during the fourth quarter of 2010.

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

Immediate Medicare Reductions:

The Reconciliation Act reduces the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities in 2010 and 2011 by 0.25% with the noted effective dates as follows:

• Outpatient acute care	Retroactive to January 1, 2010

• Inpatient acute care	April 1, 2010

• Inpatient behavioral health	July 1, 2010

Future Medicare Reductions:

Future changes to the Medicare program include:

•	Market basket update reductions and productivity adjustments (effective 2011 and forward)

•	Reforms to Medicare Advantage payments (effective 2011 and forward)

•	Implement a hospital readmissions reduction program (effective 2012)

•	Implement a national pilot program on payment bundling (effective 2013)

•	Implement a value-based purchasing program for hospitals (effective 2013)

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments (effective 2014)

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments (effective 2014)

•	Reduction to Medicaid DSH (effective 2014)

Health Insurance Revisions:

•	Large employer insurance reforms (effective 2014)

•	Individual insurance mandate and related federal subsidies (effective 2014)

•	Federally mandated insurance coverage reforms (2010 and forward)

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $4 million and $6 million during the three-month periods ended September 30, 2010 and 2009, respectively, and $13 million and $19 million during the nine-month periods ended September 30, 2010 and 2009, respectively. In connection with a construction management contract pursuant to the terms of which we built an acute care hospital for an unrelated third party which was completed during the fourth quarter of 2009, we earned revenues of $10 million and $40 million during the three and nine-month periods ended September 30,

2009. Combined income before income taxes earned in connection with the revenues mentioned above was not material to our results of operations during each of the three and nine-month periods ended September 30, 2010 and 2009.

Interest Expense:

Interest expense was $11 million during each of the three-month periods ended September 30, 2010 and 2009, respectively, and $36 million and $35 million during the nine-month periods ended September 30, 2010 and 2009, respectively. Below is a schedule of our interest expense for the three and nine-month periods ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revolving credit & demand notes	$697	$868	$2,061	$3,349
$200 million, 6.75% Senior Notes due 2011	3,377	3,377	10,133	10,133
7.125% Senior Notes due 2016	7,124	7,124	21,372	21,372
7.00% Senior Notes due 2018	97	—	97	—
Accounts receivable securitization program	122	106	465	606
Other combined, including interest rate swap expense, net	2,624	2,421	8,210	7,545
Capitalized interest on major construction projects	(2,516)	(3,460)	(5,889)	(7,772)
Interest income	(47)	344	(317)	64

Interest expense, net	$11,478	$10,780	$36,132	$35,297

Provision for Income Taxes and Effective Tax Rates:

The effective tax rate, as calculated by dividing the provision for income taxes by income before income taxes, was 29.4% and 35.2% during the three-month periods ended September 30, 2010 and 2009, respectively, and 33.6% and 35.8% during the nine-month periods ended September 30, 2010 and 2009, respectively. The effective tax rate, as calculated by dividing the provision for income taxes by the difference in income before income taxes minus income attributable to noncontrolling interests, was 33.0% and 38.6% during the three-month periods ended September 30, 2010 and 2009, respectively, and 37.1% and 39.7% during the nine-month periods ended September 30, 2010 and 2009, respectively.

The decrease in the effective rates during the third quarter of 2010, as compared to the third quarter of 2009, was due primarily to a $4 million favorable discrete tax item recorded during the third quarter of 2010 to adjust the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government based upon the final agreement. The decrease in the effective tax rates during the nine-month period ended September 30, 2010, as compared to the comparable prior year period, was due primarily to: (i) the above-mentioned $4 million favorable discrete tax item recorded during the third quarter of 2010, and; (ii) a $4 million unfavorable discrete tax item recorded during the second quarter of 2009 related to the estimated non-deductible portion of the South Texas Health System settlement.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $400 million during the nine-month period ended September 30, 2010 and $484 million during the comparable period of the prior year. The net decrease of $84 million was primarily attributable to the following:

•

a $14 million unfavorable change due to construction management receivables collected during the first nine months of 2009 related to a new acute care facility built for a third-party that was completed during the fourth quarter of 2009;

•	a $27 million unfavorable change in accounts receivable;

•

a $14 million unfavorable change in other working capital accounts partially due to a deferred purchase price payment of $10 million made during the first quarter of 2010 in connection with a prior year acquisition;

•

a $19 million unfavorable change in other assets and deferred charges partially consisting of the costs incurred with the purchase and implementation of an electronic health records application for our acute care facilities;

•	a $13 million unfavorable change in accrued and deferred income taxes, and;

•	$3 million of other combined net favorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the nine-month period. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 41 days at September 30, 2010 and 42 days at September 30, 2009.

Net cash used in investing activities

During the first nine months of 2010, we used $413 million of net cash in investing activities as follows:

•

spent $178 million to finance capital expenditures related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center, a 171-bed acute care hospital in Palmdale, California that is scheduled to be completed and opened in late 2010; (ii) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (iii) capital expenditures for equipment, renovations and new projects at various existing facilities;

•

deposited $257 million into a restricted cash account consisting of the proceeds generated, together with certain other related amounts, in connection with the issuance of $250 million of 7% senior notes that mature in October, 2018, and;

•

received $21 million of combined proceeds in connection with: (i) the divestiture of our minority ownership interest in a healthcare technology company and sale of a portion of our ownership interest in an outpatient surgery center, and; (ii) the sale of the real property of Methodist Hospital located in Louisiana that was severely damaged and closed in 2005 as a result of Hurricane Katrina.

During the first nine months of 2009, we used $287 million of net cash in investing activities as follows:

•

spent $279 million to finance capital expenditures related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center; (ii) construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California; (iii) construction costs related to a newly constructed 220-bed replacement acute care hospital in Denison, Texas that opened in late December, 2009; (iv) construction costs related to a new patient tower at Summerlin Hospital Medical Center located in Las Vegas, Nevada; (v) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (vi) capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $9 million to acquire a 72-bed behavioral health facility located in Louisville, Colorado, and;

•	received $1 million to sell our ownership interest in an outpatient surgery center.

Net cash provided by/used in financing activities

During the first nine months of 2010, we generated $14 million of net cash provided by financing activities as follows:

•

spent $195 million on net repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility ($179 million) and accounts receivable securitization program ($10 million);

•

generated $245 million of net proceeds (net of $5 million of financing costs) from the issuance of $250 million of 7% senior notes that mature on October 1, 2018. These funds are being held in escrow until the earlier of either December 31, 2010 or the satisfaction of certain conditions of escrow, most notably the completion of the acquisition of Psychiatric Solutions, Inc. which we expect to occur in November, 2010;

•	spent $24 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $4 million to repurchase 110,000 shares of our Class B Common Stock;

•	spent $14 million to pay quarterly cash dividends of $.05 per share;

•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans, and;

•	generated $1 million from the sale of noncontrolling ownership interests in majority owned businesses;

During the first nine months of 2009, we used $189 million of net in financing activities as follows:

•	spent $144 million on net of repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility and our $200 million accounts receivable securitization program;

•	spent $20 million to pay profit distributions related to minority interests in majority owned businesses;

•	spent $15 million to repurchase 452,000 shares of our Class B Common Stock;

•	spent $12 million to pay quarterly cash dividends of $.08 per share, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2010 Expected Capital Expenditures:

During the remaining three months of 2010, we expect to spend approximately $65 million to $75 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

In connection with the consummation of our planned acquisition of Psychiatric Solutions, Inc. (“PSI”), we obtained a debt financing commitment of $3.45 billion under a senior credit facility (“Senior Credit Facility”), consisting of a new $800 million revolving credit facility, a $1.05 billion term loan A facility and a $1.6 billion term loan B facility. This Senior Credit Facility will become effective upon the closing of the acquisition of PSI which we expect to occur in November, 2010.

We plan to use proceeds from: (i) the Senior Credit Facility mentioned above, and; (ii) the issuance of the $250 million of 7% senior notes that were issued during the third quarter of 2010 (as discussed below), to: (i) fund the acquisition of PSI and related costs (approximately $3.3 billion) which includes the purchase of PSI’s outstanding stock and refinancing the majority of PSI’s outstanding debt, and; (ii) repay the outstanding borrowings pursuant to our existing $800 million revolving credit facility. Upon the closing of the acquisition of PSI and the Senior Credit Facility becoming effective, our existing $800 million revolving credit facility will be extinguished.

During the third quarter of 2010, we issued $250 million of 7% senior notes that are scheduled to mature on October 1, 2018. The funds generated from this debt issuance are being held in escrow until the earlier of either December 31, 2010 or the satisfaction of certain conditions of escrow, most notably the completion of the acquisition of PSI which we expect to occur in November, 2010. The funds included in the escrow account, which include the proceeds from the issuance plus certain other related amounts ($257 million), are reflected as restricted cash on our condensed consolidated balance sheet as of September 30, 2010. The $250 million of debt is included in current maturities of long-term debt as of September 30, 2010 and will be reclassified to long-term debt upon the closing of the PSI acquisition.

In October of 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization from $200 million to $240 million (the “Commitments”) and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. There were no borrowings outstanding pursuant to our accounts receivable securitization program as of September 30, 2010.

We have an $800 million, unsecured non-amortizing revolving credit agreement, as amended (“Credit Agreement”) which is scheduled to expire in July, 2011. The Credit Agreement includes a $100 million sub-limit for letters of credit. The interest rate on the borrowings is determined, at our option, as either: (i) the one, two, three or six month London Inter-Bank Offer Rate (“LIBOR”) plus a spread of 0.33% to 0.575%; (ii) at the higher of the Agent’s prime rate or the federal funds rate plus 0.50%, or; (iii) a competitive bid rate. A facility fee ranging from 0.07% to 0.175% is required on the total commitment. The applicable margins over LIBOR and the facility fee are based upon our credit ratings from Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. At September 30, 2010, the applicable margin over the LIBOR rate was 0.50% and the facility fee was 0.125%. There are no compensating balance requirements. As of September 30, 2010, we had $150 million of borrowings outstanding under our revolving credit agreement and $588 million of available borrowing capacity, net of $62 million of outstanding letters of credit. The $150 million of outstanding borrowings as of September 30, 2010 are included in current maturities of long-term debt on our condensed consolidated balance sheet. As mentioned above, we plan to repay the outstanding borrowings and extinguish this credit facility upon the closing of the PSI acquisition which is expected to occur in November, 2010.

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

The carrying amount and fair value of our debt was $1.02 billion and $1.06 billion at September 30, 2010, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our revolving credit agreement includes a material adverse change clause that must be represented at each draw. The facility also requires compliance with maximum debt to capitalization and minimum fixed charge coverage ratios. We are in compliance with all required covenants as of September 30, 2010. We also believe that we would remain in compliance if the full amount of our commitment was borrowed.

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

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2010, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of September 30, 2010 we were party to certain off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2010 totaled $79 million consisting of: (i) $63 million related to our self-insurance programs; (ii) $14 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $2 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the nine months ended September 30, 2010. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

As of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consequently, on November 4, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Center (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint alleges causes of action pursuant to the federal and state false claims acts, Virginia fraud statutes, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. On April 30, 2010, UHS and Keystone filed separate motions to dismiss the government’s claims in their entirety. Keystone also filed a separate motion to dismiss the relators’ employment claims. The court recently ruled on the motions granting them in part and denying them in part. The court has allowed the government’s False Claim Act case and parts of the relators’ employment related claims to proceed. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

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

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in a California state court. The plaintiffs allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility have been funding the legal defense of this case since that time. We recently reached a settlement with the plaintiffs. The settlement is subject to court approval which has not yet occurred. While we may be required to initially fund any settlement ultimately approved by the court, we intend to pursue collection of any such amounts from the former owners of the facility pursuant to the June, 2008 indemnification agreement.

Department of Justice ICD Investigation:

We recently received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National

Claims Determination regarding these devices. At present, we are uncertain as to the extent of the claims, liability for such claims and potential financial exposure in connection with this matter.

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is one year in duration and required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS remains eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. In September, 2010, SWHCS entered into an agreement with CDPH relating to the license revocation. The terms of the CDPH agreement are substantially similar to those contained in the agreement with CMS. As a result of the agreement, SWHCS’s hospital license remains in effect pending the outcome of the CMS full certification survey which will occur at the end of the agreement. Pursuant to the results of the CMS full certification survey, which we anticipate occurring in mid-year, 2011, should SWHCS be deemed to have achieved substantial compliance with the Medicare conditions of participation, CDPH shall deem SWHCS’s license to be in good standing. Failure of SWHCS to achieve substantial compliance with the Medicare conditions of participation, pursuant to CMS’s full certification survey, will likely have a material adverse impact on SWHCS’s ability to continue to operate the facilities.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the year ended December 31, 2009 and the nine months ended September 30, 2010, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 4% and 1%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

Our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 include a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase programs. Pursuant to the terms of our program, we purchased 7,108 shares at an average price of $36.67 per share or approximately $261,000 in the aggregate during the third quarter of 2010 and 110,210 shares at an average price of $35.97 per share or approximately $4.0 million in the aggregate during the first nine months of 2010. As of September 30, 2010, the number of shares available for purchase was 2,042,129 shares. There is no expiration date for our stock repurchase program.

2010 period	Total number of shares purchased		Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
July, 2010	561		N/A	561	$36.74	$20,611	2,048,676
August, 2010	2,697		N/A	2,697	36.47	98,355	2,045,979
September, 2010	4,850		N/A	3,850	36.80	141,675	2,042,129

Total July through September	8,108	(a.)	N/A	7,108	$36.67	$260,641	2,042,129

(a.) Includes 1,000 shares forfeited pursuant to the terms of the restricted stock purchase plan during the third quarter of 2010.

Dividends

During the quarter ended September 30, 2010, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11.	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 5, 2010	/s/ Alan B. Miller
Alan B. Miller, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

/s/ Steve Filton
Steve Filton, Senior Vice President and
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