Form 10-K
period 2010-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2011-02-28
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2010 was $3.39 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2011, were 6,656,308, 90,117,514, 665,400 and 34,918, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2010 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2010. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report.

In this Annual Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2011, we owned and/or operated 25 acute care hospitals and 206 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

In November, 2010, we completed the acquisition of Psychiatric Solutions, Inc. (“PSI”). PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 70% of our consolidated net revenues in 2010 and 74% in each of 2009 and 2008. Net revenues from our behavioral health care facilities accounted for 30% of our consolidated net revenues during 2010 and 25% during each of 2009 and 2008. The net revenues generated at the facilities acquired from PSI on November 15, 2010 are included from the date of acquisition through December 31, 2010. Approximately 1% in each of 2009 and 2008 of our consolidated net revenues were recorded in connection with two construction management contracts pursuant to the terms of which we built newly constructed acute care hospitals for an unrelated third party.

Services provided by our hospitals include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and/or behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

We are a Delaware corporation that was organized in 1979. Our principal executive offices are located at Universal Corporate Center, 367 South Gulph Road, P.O. Box 61558, King of Prussia, PA 19406. Our telephone number is (610) 768-3300.

Available Information

Our website is located at http://www.uhsinc.com. Copies of our annual, quarterly and current reports that we file with the SEC, and any amendments to those reports, are available free of charge on our website. The information posted on our website is not incorporated into this Annual Report. Our Board of Directors’ committee charters (Audit Committee, Compensation Committee and Nominating & Governance Committee), Code of Business Conduct and Corporate Standards applicable to all employees, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and our Healthcare Code of Conduct, Corporate Compliance Manual and Compliance Policies and Procedures are available free of charge on our website. Copies of such reports and charters are available in print to any stockholder who makes a request. Such requests should be made to our Secretary at our King of Prussia, PA corporate headquarters. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of our Code of Ethics for Senior Financial Officers by promptly posting this information on our website.

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2010. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

2010 Acquisition and Divestiture Activities

Acquisitions:

During 2010, we spent $1.96 billion and assumed $1.08 billion of debt on the acquisition of businesses and real property, including the following:

•

the acquisition of Psychiatric Solutions, Inc. in November, 2010 for a total purchase price of $3.04 billion consisting of $1.96 billion in cash plus the assumption of approximately $1.08 billion of PSI’s debt, the majority of which has since been refinanced. PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands, and;

•

the acquisition of substantially all of the assets of an outpatient surgery center located in Florida in which we previously held a 20% minority ownership interest. The purchase price consideration in connection with this transaction, which occurred during the first quarter, consisted of acquisition of the net assets less the assumption of the outstanding liabilities and third-party debt.

Divestitures:

During 2010, we received $21 million from the divestiture of assets and businesses, including the following:

•	the sale of our minority ownership interest in a healthcare technology company;

•	the sale of a portion of our ownership interest in an outpatient surgery center located in Texas, and;

•	the sale of the real property of Methodist Hospital located in Louisiana that was severely damaged and closed in 2005 as a result of Hurricane Katrina.

The PSI Acquisition

In November, 2010, we acquired Psychiatric Solutions Inc. for a total purchase price of $3.04 billion consisting of $1.96 billion in cash plus the assumption of approximately $1.08 billion of PSI’s debt, the majority of which has since been refinanced, as discussed herein. PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands.

The facilities acquired by us, with an aggregate of approximately 11,500 licensed beds, offer an extensive continuum of behavioral health programs to critically ill children, adolescents and adults. We also acquired management contracts to manage freestanding behavioral health care inpatient facilities for government agencies and behavioral health units within certain medical/surgical hospitals owned by third-parties.

Combined with our previously existing behavioral health care operations, consisting of 101 behavioral health care facilities located throughout the U. S. and Puerto Rico, we believe this acquisition makes us the largest facility-based provider in the behavioral health care sector. Our increased operating scale may allow us to operate more efficiently and enhance our presence within certain markets. We also believe we can achieve operating expense reductions during the first year following the acquisition primarily through the elimination of corporate overhead. This acquisition also helps diminish our geographic concentration in certain markets thereby diversifying our overall portfolio and reducing our reliance on one hospital or a cluster of hospitals in a certain market.

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

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture. Information related to the behavioral health care facilities acquired by us in connection with our acquisition of PSI is included for the period of November 16, 2010 through December 31, 2010, excluding the 3 former PSI facilities that are reflected as discontinued operations, as discussed herein. The licensed and available beds for those facilities are included in 2010 on a weighted average basis for the period owned.

	2010	2009	2008	2007	2006
Average Licensed Beds:
Acute Care Hospitals—(1)	5,689	5,484	6,101	5,962	5,617
Behavioral Health Centers	9,427	7,921	7,658	7,348	6,607
Average Available Beds (2):
Acute Care Hospitals—(1)	5,383	5,128	5,249	5,110	4,783
Behavioral Health Centers	9,409	7,901	7,629	7,315	6,540
Admissions:
Acute Care Hospitals—(1)	264,470	265,244	268,207	262,147	246,429
Behavioral Health Centers	166,434	136,639	129,553	119,730	111,490
Average Length of Stay (Days):
Acute Care Hospitals—(1)	4.4	4.4	4.5	4.5	4.4
Behavioral Health Centers	15.1	15.4	16.1	16.8	16.6
Patient Days (3):
Acute Care Hospitals—(1)	1,155,984	1,166,704	1,200,672	1,172,130	1,095,375
Behavioral Health Centers	2,507,046	2,105,625	2,085,114	2,007,119	1,855,306
Occupancy Rate-Licensed Beds (4):
Acute Care Hospitals—(1)	56%	58%	54%	54%	53%
Behavioral Health Centers	73%	73%	74%	75%	77%
Occupancy Rate-Available Beds (4):
Acute Care Hospitals—(1)	59%	62%	62%	63%	63%
Behavioral Health Centers	73%	73%	75%	75%	78%

(1)	Central Montgomery Medical Center located in Pennsylvania was divested during the fourth quarter of 2008. The statistical information for these facilities is included in the above information through the divestiture date.
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

Regulation and Other Factors

Overview: The healthcare industry is subject to numerous laws, regulations and rules including, among others, those related to government healthcare participation requirements, various licensure and accreditations, reimbursement for patient services, health information privacy and security rules, and Medicare and Medicaid fraud and abuse provisions (including, but not limited to, federal statutes and regulations prohibiting kickbacks and other illegal inducements to potential referral sources, false claims submitted to federal health care programs and self-referrals by physicians). Providers that are found to have violated any of these laws and regulations may be excluded from participating in government healthcare programs, subjected to significant fines or penalties and/or required to repay amounts received from the government for previously billed patient services. Although we believe our policies, procedures and practices comply with governmental regulations, no assurance can be given that we will not be subjected to additional governmental inquiries or actions, or that we would not be faced with sanctions, fines or penalties if so subjected. Even if we were to ultimately prevail, a significant governmental inquiry or action under one of the above laws, regulations or rules could have a material adverse impact on us.

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

All of our eligible hospitals have been accredited by the Joint Commission. All of our acute care hospitals and most of our behavioral health centers are certified as providers of Medicare and Medicaid services by the appropriate governmental authorities.

If any of our facilities were to lose its Joint Commission accreditation or otherwise lose its certification under the Medicare and Medicaid programs, the facility may be unable to receive reimbursement from the Medicare and Medicaid programs and other payors. Although we believe our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards, please see Item 1A. Risk Factors of this Report for disclosure regarding ongoing matters with the Centers for Medicare and Medicaid Services and the California Department of Public Health in connection with our Southwest Healthcare System. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services in the future, which could have a material adverse impact on operations.

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

Audits: Most hospitals are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” (“RACs”) and “Medicaid integrity contractors” (“MICs”), on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. Permanent RAC audits were created by Section 302 of the Tax Relief and Health Care Act of 2006 and required the secretary to expand the program to all 50 states by no later than 2010. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years with no material overpayments identified. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

Self-Referral and Anti-Kickback Legislation

The Stark Law: The Social Security Act includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship, unless an exception is met. These types of referrals are known as “self-referrals.” Sanctions for violating the Stark Law include civil penalties up to $15,000 for each violation, up to $100,000 for sham arrangements, up to $10,000 for each day an entity fails to report required information and exclusion from the federal health care programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department unit, service or subpart. However, federal laws and regulations now limit the ability of hospitals relying on this exception to expand aggregate physician ownership interest or to expand certain hospital facilities. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements that adhere to certain enumerated requirements.

We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Nonetheless, because the law in this area is complex and constantly evolving, there can be no assurance that federal regulatory authorities will not determine that any of our arrangements with physicians violate the Stark Law.

Anti-kickback Statute: A provision of the Social Security Act known as the “anti-kickback statute” prohibits healthcare providers and others from directly or indirectly soliciting, receiving, offering or paying money or other remuneration to other individuals and entities in return for using, referring, ordering, recommending or arranging for such referrals or orders of services or other items covered by a federal or state health care program. However, recent changes to the anti-kickback statute have reduced the intent required for violation; one is no longer required to “have actual knowledge or specific intent to commit a violation of” the anti-kickback statute in order to be found guilty of violating such law.

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

Although we believe that our arrangements with physicians and other referral sources have been structured to comply with current law and available interpretations, there can be no assurance that all arrangements comply with an available safe harbor or that regulatory authorities enforcing these laws will determine these financial arrangements do not violate the anti-kickback statute or other applicable laws. Violations of the anti-kickback statute may be punished by a criminal fine of up to $25,000 for each violation or imprisonment, however, under 18 U.S.C. Section 3571, this fine may be increased to $250,000 for individuals and $500,000 for organizations. Civil money penalties may include fines of up to $50,000 per violation and damages of up to three times the total amount of the remuneration and/or exclusion from participation in Medicare and Medicaid.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. The Fraud Enforcement and Recovery Act also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court.

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

HIPAA Administrative Simplification and Privacy Requirements: The administrative simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the health care industry. HIPAA also established federal rules protecting the privacy and security of personal health information. The privacy and security regulations address the use and disclosure of individual health care information and the rights of patients to understand and control how such information is used and disclosed. Violations of HIPAA can result in both criminal and civil fines and penalties.

Compliance with the electronic data transmission standards became mandatory in October 2003. However, during the following year, HHS agreed to allow providers and other electronic billers to continue to submit pre-HIPAA format electronic claims for periods after October 16, 2003, provided they can show good faith efforts to become HIPAA compliant. Since this exception expired, we believe that we have been in compliance with the electronic data transmission standards.

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

Corporate Practice of Medicine: Several states, including Florida, Nevada and Texas, have laws and/or regulations that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes and/or regulations vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We do not expect these state corporate practice of medicine proscriptions to significantly affect our operations. Many states have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians. We do not make any such payments or have any such arrangements.

EMTALA: All of our hospitals are subject to the Emergency Medical Treatment and Active Labor Act (“EMTALA”). This federal law generally requires hospitals that are certified providers under Medicare to conduct a medical screening examination of every person who visits the hospital’s emergency room for treatment and, if the patient is suffering from a medical emergency, to either stabilize the patient’s condition or transfer the patient to a facility that can better handle the condition. Our obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment. There are severe penalties under EMTALA if a hospital fails to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Penalties for violations of EMTALA include civil monetary penalties and exclusion from participation in the Medicare program. In addition to any liabilities that a hospital may incur under EMTALA, an injured patient, the patient’s family or a medical facility that suffers a financial loss as a direct result of another hospital’s violation of the law can bring a civil suit against the hospital unrelated to the rights granted under that statute.

The federal government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services; however, CMS has recently announced its intent to issue proposed rulemaking concerning the applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe that we operate in substantial compliance with EMTALA.

Health Care Industry Investigations: We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations and litigation. Please see Item 3. Legal Proceedings included herein for disclosure related to False Claim Act case against certain of our behavioral health care facilities located in Virginia and California and a False Claim Act investigation being conducted in connection with the implementation of implantable cardioverter defibrillators from 2003 to the present at several of our acute care facilities.

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

Medical Staff and Employees

Our facilities had approximately 65,100 employees on December 31, 2010, of whom approximately 49,700 were employed full-time. Approximately 24,000 of these employees (approximately 19,300 full-time employees) are employed by the facilities acquired by us in connection with our acquisition of PSI in November, 2010. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Typically, physicians are not employees of our hospitals and in a number of our markets may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 125 physicians are employed either directly by certain of our facilities or affiliated by group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, we employ approximately 250 psychiatrists within our behavioral health division. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital.

Approximately 2,100 of our employees at seven of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU. Registered nurses at Auburn Regional Medical Center located in Washington, are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the SEIU. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Pennsylvania Clinical Schools, unionized employees are represented by the District Council 88, American Federation of State, County and Municipal Employees—AFL-CIO. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. We believe that our relations with our employees are satisfactory.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2010, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.8 million during 2010 and $1.6 million during each of 2009 and 2008. Our pre-tax share of income from the Trust was $1.0 million during 2010, $1.1 million during 2009 and $900,000 during 2008 and is included in net revenues in the accompanying consolidated statements of income for each year. The carrying value of this investment was $7.3 million and $8.1 million at December 31, 2010 and 2009, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $28.8 million at December 31, 2010 and $25.2 million at December 31, 2009, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.2 million during 2010, $16.3 million during 2009 and $16.1 million during 2008. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2011	20	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2011	20	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2011	20	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have four 5-year renewal options at existing lease rates (through 2031).
(b)	We have two 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (73)	Chairman of the Board and Chief Executive Officer

Marc D. Miller (40)	President and Director

Steve G. Filton (53)	Senior Vice President, Chief Financial Officer and Secretary

Debra K. Osteen (55)	Senior Vice President, President of Behavioral Health Care Division

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

Mr. Marc D. Miller was elected President in May, 2009 and prior thereto served as Senior Vice President and co-head of our Acute Care Hospitals since 2007. He was elected a Director in May, 2006 and Vice President in 2005. He has served in various capacities related to our acute care division since 2000. He was elected to the Board of Trustees of Universal Health Realty Income Trust in December, 2008. He is the son of Alan B. Miller, our Chairman of the Board and Chief Executive Officer.

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

Nevada: We own 6 acute care hospitals and 6 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 23% in 2010, 24% in 2009 and 24% in 2008 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 15% in 2010, 14% in 2009 and 18% in 2008 of our income from operations after net income attributable to noncontrolling interest. On a pro forma basis, assuming we had completed the acquisition of PSI on January 1, 2010, these facilities contributed 18% in 2010 of our consolidated net revenues and 10% of our income from operations after net income attributable to noncontrolling interest.

Texas: We own 8 acute care hospitals and 14 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 19% during 2010 and 20% during each of 2009 and 2008, of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 15% in 2010, 16% in 2009 and 8% in 2008 of our income from operations after net income attributable to noncontrolling interest. On a pro forma basis, assuming we had completed the acquisition of PSI on January 1, 2010, these facilities contributed 17% in 2010 of our consolidated net revenues. and 13% of our income from operations after net income attributable to noncontrolling interest.

California: We own 4 acute care hospitals and 15 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 10% of our consolidated net revenues during each of 2010, 2009 and 2008. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 4% in 2010, 5% in 2009 and 7% in 2008 of our income from operations after net income attributable to noncontrolling interest. On a pro forma basis, assuming we had completed the acquisition of PSI on January 1, 2010, these facilities contributed 9% in 2010 of our consolidated net revenues and 6% of our income from operations after net income attributable to noncontrolling interest.

The significant portion of our revenues and earnings derived from these facilities makes us particularly sensitive to legislative, regulatory, economic, environmental and competition changes in Nevada, Texas and California. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.

Our revenues and results of operations are significantly affected by payments received from the government and other third party payors.

We derive a significant portion of our revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions, the funding requirements from the federal government’s stimulus package, the War on Terrorism and the relief efforts related to hurricanes and other disasters, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial position and results of operations.

On a prospective basis (including the projected revenues generated at the facilities acquired from PSI), we expect to receive a large concentration of our Medicaid revenues from Texas and significant amounts from Pennsylvania, Illinois, Washington, D.C., Nevada and Virginia. These states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in proposed reductions to Medicaid funding for 2011. We can provide no assurance that reductions to Medicaid revenues, particularly in these states, will not have a material adverse effect on our business, financial condition and results of operations.

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

Our patient volumes, revenues and financial results depend significantly on the universe of patients with health insurance, which to a large extent is dependent on the employment status of individuals in our markets. A continuation or worsening of economic conditions may result in a continued increase in the unemployment rate which will likely increase the number of individuals without health insurance. As a result, our facilities may experience a decrease in patient volumes, particularly in less intense, more elective service lines, or a significant increase in services provided to uninsured patients. These factors could have a material unfavorable impact on our future patient volumes, revenues and operating results.

Our patient revenues and payor mix during the last few years were adversely affected by economic conditions, particularly in certain markets, such as Nevada, Texas and California, where a significant portion of our revenues are concentrated and unemployment rates remain high. In our acute care business, we experienced net revenue pressures caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. We can provide no assurance that these trends will not continue. During 2010, our revenues and payor mix within our acute care operations have been volatile and are unfavorable compared to the comparable prior year period, making it difficult to predict the results for 2011 or thereafter.

We are subject to uncertainties regarding health care reform.

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

Although it is expected that as a result of the Legislation there may be a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable, the Legislation makes a number of other changes to Medicare and Medicaid which we believe may have an adverse impact on us. The Legislation revises reimbursement under the Medicare and Medicaid programs to emphasize the efficient delivery of high quality care and contains a number of incentives and penalties under these programs to achieve these goals. The Legislation provides for decreases in the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 for Medicare Part B reimbursable items and services and beginning October 1, 2012 for Medicare inpatient hospital services. The Legislation will reduce Medicare and Medicaid disproportionate share payments beginning in 2014, which would adversely impact the reimbursement we receive under these programs. The Legislation implements a value-based purchasing program, which will reward the delivery of efficient care. Conversely, certain facilities will receive reduced reimbursement for failing to meet quality parameters; such hospitals may include those with excessive readmission or hospital-acquired condition rates.

The various provisions in the Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Legislation provisions are likely to be affected by the incomplete nature of implementing regulations or expected forthcoming interpretive guidance, gradual implementation, future legislation, and possible judicial nullification of all or certain provisions of the Legislation. Further Legislation provisions, such as those creating the Medicare Shared Savings Program and the Independent Payment Advisory Board, create certain flexibilities in how healthcare may be reimbursed by federal programs in the future. Thus, we cannot predict the impact of the Legislation on our future reimbursement at this time.

The Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. Congress revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found guilty of violating such law. The Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

We have partnered with local physicians in the ownership of certain of our facilities. These investments have been permitted under an exception to the physician self-referral law. The Legislation permits existing physician investments in a hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited, effective immediately, from increasing the aggregate percentage of their ownership in the hospital. The Legislation also imposes certain compliance and disclosure requirements upon existing physician-owned hospitals and restricts the ability of physician-owned hospitals to expand the capacity of their facilities.

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision or judicial nullification. We cannot predict the impact the Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, or whether we will be able to successfully adapt to the changes required by the Legislation.

We are required to treat patients with emergency medical conditions regardless of ability to pay.

In accordance with our internal policies and procedures, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our obligations under EMTALA may increase substantially going forward; CMS has recently announced its intent to issue proposed rulemaking concerning the applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA is proposed and adopted, our results of operations will be harmed.

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

The healthcare industry is highly competitive, and competition among hospitals, and other healthcare providers for patients and physicians has intensified in recent years. In all of the geographical areas in which we operate, there are other hospitals that provide services comparable to those offered by our hospitals. Some of our competitors include hospitals that are owned by tax-supported governmental agencies or by nonprofit corporations and may be supported by endowments and charitable contributions and exempt from property, sales and income taxes. Such exemptions and support are not available to us.

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

Typically, physicians are responsible for making hospital admissions decisions and for directing the course of patient treatment. As a result, the success and competitive advantage of our hospitals depends, in part, on the number and quality of the physicians on the medical staffs of our hospitals, the admitting practices of those physicians and our maintenance of good relations with those physicians. Physicians generally are not employees of our hospitals, and, in a number of our markets, physicians have admitting privileges at other hospitals in addition to our hospitals. They may terminate their affiliation with us at any time. If we are unable to provide high ethical and professional standards, adequate support personnel and technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from referring patients to our facilities and our results of operations may decline.

It may become difficult for us to attract and retain an adequate number of physicians to practice in certain of the non-urban communities in which our hospitals are located. Our failure to recruit physicians to these communities or the loss of physicians in these communities could make it more difficult to attract patients to our hospitals and thereby may have a material adverse effect on our business, financial condition and results of operations.

Our performance depends on our ability to attract and retain qualified nurses and medical support staff and we face competition for staffing that may increase our labor costs and harm our results of operations.

We depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified hospital management, nurses and other medical personnel.

The nationwide shortage of nurses and other medical support personnel has been a significant operating issue facing us and other healthcare providers. This shortage may require us to enhance wages and benefits to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, we may be required to limit the healthcare services provided in these markets, which would have a corresponding adverse effect on our net operating revenues.

We cannot predict the degree to which we will be affected by the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase, we may not be able to raise our rates correspondingly. Our failure to either recruit and retain qualified hospital management, nurses and other medical support personnel or control our labor costs could harm our results of operations.

If we fail to comply with extensive laws and government regulations, we could suffer civil or criminal penalties or be required to make significant changes to our operations that could reduce our revenue and profitability.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: hospital billing practices and prices for services; relationships with physicians and other referral sources; adequacy of medical care and quality of medical equipment and services; ownership of facilities; qualifications of medical and support personnel; confidentiality, maintenance and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

Among these laws are the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the federal anti-kickback statute and the provision of the Social Security Act commonly known as the “Stark Law.” These laws, and particularly the anti-kickback statute and the Stark Law, impact the relationships that we may have with physicians and other referral sources. We have a variety of financial relationships with physicians who refer patients to our facilities, including employment contracts, leases and professional service agreements. We also provide financial incentives, including minimum revenue guarantees, to recruit physicians into communities served by our hospitals. The Office of the Inspector General of the Department of Health and Human Services, or OIG, has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the anti-kickback statute. A number of our current arrangements, including financial relationships with physicians and other referral sources, may not qualify for safe harbor protection under the anti-kickback statute. Failure to meet a safe harbor does not mean that the arrangement necessarily violates the anti-kickback statute, but may subject the arrangement to greater scrutiny. We cannot assure that practices that are outside of a safe harbor will not be found to violate the anti-kickback statute. CMS recently published a Medicare self-referral disclosure protocol, which is intended to allow providers to self-disclose actual or potential violations of the Stark law. Because there are only a few judicial decisions interpreting the Stark law, there can be no assurance that our hospitals will not be found in violation of the Stark law or that self-disclosure of a potential violation would result in reduced penalties.

These laws and regulations are extremely complex, and, in many cases, we do not have the benefit of regulatory or judicial interpretation. In the future, it is possible that different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we have violated one or more of these laws (see Item 3-Legal Proceedings), or the public announcement that we are being investigated for possible violations of one or more of these laws, could have a material adverse effect on our business, financial condition or results of operations and our business reputation could suffer significantly. In addition, we cannot predict whether other legislation or regulations at the federal or state level will be adopted, what form such legislation or regulations may take or what their impact on us may be. See Item 1 Business—Self-Referral and Anti-Kickback Legislation.

If we are deemed to have failed to comply with the anti-kickback statute, the Stark Law or other applicable laws and regulations, we could be subjected to liabilities, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more facilities), and exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs. The imposition of such penalties could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to liabilities from claims brought against our facilities.

We are subject to medical malpractice lawsuits, product liability lawsuits, class action lawsuits and other legal actions in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that findings in such lawsuits may have on us. All professional and general liability insurance we purchase is subject to policy limitations. We believe that, based on our past experience and actuarial estimates, our insurance coverage is adequate considering the claims arising from the operations of our hospitals. While we continuously monitor our coverage, our ultimate liability for professional and general liability claims could change materially from our current estimates. If such policy limitations should be partially or fully exhausted in the future, or payments of claims exceed our estimates or are not covered by our insurance, it could have a material adverse effect on our operations.

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

In 2009, we agreed to settle a qui tam lawsuit relating to our South Texas Health System after many years of governmental investigations. Some of our subsidiaries operating small behavioral healthcare facilities in Virginia and California are currently the subject of governmental investigations and, in two cases, a qui tam action in which the government intervened and is charging violations of the False Claims Act. We cannot predict whether we will be the subject of additional investigations or whistleblower lawsuits. Any determination that we have violated applicable laws and regulations may have a material adverse effect on us.

If any of our existing health care facilities lose their accreditation or any of our new facilities fail to receive accreditation, such facilities could become ineligible to receive reimbursement under Medicare or Medicaid.

The construction and operation of healthcare facilities are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Additionally, such facilities are subject to periodic inspection by government authorities to assure their continued compliance with these various standards.

All of our hospitals are deemed certified, meaning that they are accredited, properly licensed under the relevant state laws and regulations and certified under the Medicare program. The effect of maintaining certified facilities is to allow such facilities to participate in the Medicare and Medicaid programs. We believe that all of our healthcare facilities are in material compliance with applicable federal, state, local and other relevant regulations and standards. However, should any of our healthcare facilities lose their deemed certified status and thereby lose certification under the Medicare or Medicaid programs, such facilities would be unable to receive reimbursement from either of those programs and our business could be materially adversely effected.

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

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity. Unrelated to these developments, we expect a competitor to open a newly constructed acute care hospital during the first quarter of 2011. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the years ended December 31, 2010 and 2009, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 1.1% and 4.3%, respectively, of our income from operations after income attributable to noncontrolling interest.

We may not be able to successfully integrate our acquisition of PSI or realize the potential benefits of the acquisition, which could cause an adverse effect on us.

We may not be able to combine successfully the operations of PSI with our operations, and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of PSI with our operations requires significant attention from management and may impose substantial demands on our operations or other projects. The integration of PSI also involves a significant capital commitment, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. Any of these factors could cause delays or increased costs of combining PSI with us and could adversely affect our operations, financial results and liquidity.

Our level of indebtedness that we incurred in connection with the acquisition of PSI could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

Our level of indebtedness that we incurred in connection with the acquisition of PSI could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements relating to our indebtedness.

In connection with the consummation of our acquisition of PSI, in addition to undertaking a $250 million offering of notes in September, 2010, we obtained a debt financing commitment of $3.45 billion under a senior credit facility consisting of an $800 million revolving credit facility, a $1.05 billion term loan A facility and a $1.6 billion term loan B facility. The senior credit facility became effective upon closing of the acquisition of PSI, which occurred in November, 2010. We also obtained an amended $240 million accounts receivable securitization facility during 2010 (increased from $200 million).

As of December 31, 2010, after giving effect to the use of proceeds from the various debt financing sources mentioned above, our total debt was $3.92 billion and we had $577 million of unused borrowing capacity under our senior credit and accounts receivable securitization facilities, after taking into account $71 million of outstanding letters of credit and $3 million of outstanding borrowings pursuant to our short-term, on-demand note.

Subject to the limits contained in the credit agreement governing our senior credit facility, the indenture that governs the notes and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Our leverage could result in unfavorable impact on us, including the following:

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

•	some of our borrowings, including borrowings under the credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt, and;

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our operations.

Our growth strategy depends, in part, on acquisitions, and we may not be able to continue to acquire hospitals that meet our target criteria. We may also have difficulties acquiring hospitals from not-for-profit entities due to regulatory scrutiny.

Acquisitions of hospitals in select markets are a key element of our growth strategy. We face competition for acquisition candidates primarily from other for-profit healthcare companies, as well as from not-for-profit entities. Some of our competitors have greater resources than we do. Also, suitable acquisitions may not be accomplished due to unfavorable terms.

In addition, many states have enacted, or are considering enacting, laws that affect the conversion or sale of not-for-profit hospitals to for-profit entities. These laws generally require prior approval from the state attorney general, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise discretionary authority over such transactions. Although the level of government involvement varies from state to state, the trend is to provide for increased governmental review and, in some cases, approval of a transaction in which a not-for-profit entity sells a healthcare facility to a for-profit entity. The adoption of new or expanded conversion legislation, increased review of not-for-profit hospital conversions or our inability to effectively compete against other potential purchasers could make it more difficult for us to acquire additional hospitals, increase our acquisition costs or make it difficult for us to acquire hospitals that meet our target acquisition criteria, any of which could adversely affect our growth strategy and results of operations.

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

Hospitals that we acquire may have unknown or contingent liabilities, including, but not limited to, liabilities for failure to comply with applicable laws and regulations. Although we typically attempt to exclude significant liabilities from our acquisition transactions and seek indemnification from the sellers of such hospitals for these matters, we could experience difficulty enforcing those obligations or we could incur material liabilities for the past activities of hospitals we acquire. Such liabilities and related legal or other costs and/or resulting damage to a facility’s reputation could harm our business.

Our subsidiary, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions.

Our subsidiary, PSI, and its subsidiaries, are subject to pending legal actions, governmental investigations and regulatory actions (see Item 3-Legal Proceedings).

State efforts to regulate the construction or expansion of health care facilities could impair our ability to expand.

Many of the states in which we operate hospitals have enacted Certificates of Need, or CON, laws as a condition prior to hospital capital expenditures, construction, expansion, modernization or initiation of major new services. Our failure to obtain necessary state approval could result in our inability to complete a particular hospital acquisition, expansion or replacement, make a facility ineligible to receive reimbursement under the Medicare or Medicaid programs, result in the revocation of a facility’s license or impose civil or criminal penalties on us, any of which could harm our business.

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

Controls imposed by third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we cannot predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on our business, financial position and results of operations.

Fluctuations in our operating results, quarter to quarter earnings and other factors may result in decreases in the price of our common stock.

The stock markets have experienced volatility that has often been unrelated to operating performance. These broad market fluctuations may adversely affect the trading price of our common stock and, as a result, there may be significant volatility in the market price of our common stock. If we are unable to operate our hospitals as profitably as we have in the past or as our stockholders expect us to in the future, the market price of our common stock will likely decline as stockholders could sell shares of our common stock when it becomes apparent that the market expectations may not be realized.

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

The expertise and efforts of our senior executives and key members of our local hospital management personnel are critical to the success of our business. The loss of the services of one or more of our senior executives or of a significant portion of our local hospital management personnel could significantly undermine our management expertise and our ability to provide efficient, quality healthcare services at our facilities, which could harm our business.

The number of outstanding shares of our Class B Common Stock is subject to potential increases or decreases.

At December 31, 2010, 23,588,743 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 31, 2010, the shares of Class A and Class C Common Stock constituted 7.5% of the aggregate outstanding shares of our Common Stock, had the right to elect six members of the Board of Directors and constituted 87.3% of our general voting power. As of March 31, 2010, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.5% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 12.7% of our general voting power.

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

Since a substantial majority of the Class A shares and Class C shares are controlled by Mr. Alan B. Miller and members of his family who are also directors and officers of our company, and they can elect a majority of our company’s directors and effect or reject most actions requiring approval by stockholders without the vote of any other stockholders, there are potential conflicts of interest in overseeing the management of our company.

In addition, because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, our business and prospects and the trading price of our securities could be adversely affected.

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

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	47	Owned
Auburn Regional Medical Center	Auburn, Washington	159	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	165	Owned
Corona Regional Medical Center	Corona, California	240	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	286	Owned
Doctors’ Hospital of Laredo (10)	Laredo, Texas	180	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	404	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	85	Owned
Palmdale Regional Medical Center	Palmdale, California	121	Owned
South Texas Health System (4)
Edinburg Regional Medical Center	Edinburg, Texas	127	Owned
Edinburg Children’s Hospital	Edinburg, Texas	86	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	122	Leased
Rancho Springs Campus	Murrieta, California	96	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	231	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	454	Owned
Texoma Medical Center	Denison, Texas	194	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	404	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	158	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital (11)	Rosemead, California	103	Owned
Alliance Health Center (11)	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	111	Owned
Arbour Counseling Services	Rockland, Massachusetts	—	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	101	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Arrowhead Behavioral Health (11)	Maumee, Ohio	52	Owned
Atlantic Shores Hospital (11)	Fort Lauderdale, Florida	72	Owned
Austin Lakes Hospital (11)	Austin, Texas	52	Leased
Behavioral Educational Services (11)	Riverdale, Florida	—	Leased
Belmont Pines Hospital (11)	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System (11)	Woods Cross, Utah	84	Owned
Bloomington Meadows Hospital (11)	Bloomington, Indiana	78	Owned
Blue Mountain Academy	Grand Terrace, California	—	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
Brentwood Behavioral Health of Mississippi (11)	Flowood, Mississippi	105	Owned
Brentwood Hospital (11)	Shreveport, Louisiana	200	Owned
The Bridgeway (3)	North Little Rock, Arkansas	114	Leased
Bristol Youth Academy	Bristol, Florida	80	Owned
Brook Hospital—Dupont (11)	Louisville, Kentucky	86	Owned
Brook Hospital—KMI (11)	Louisville, Kentucky	106	Owned
Brooke Glen Behavioral Hospital (11)	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital (11)	Jacksonville, North Carolina	100	Owned
Calvary Addiction Recovery Center (11)	Phoenix, Arizona	50	Owned
Canyon Ridge Hospital (11)	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	89	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	34	Owned
Cedar Ridge	Oklahoma City, Oklahoma	36	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	80	Owned
Cedar Springs Behavioral Health (11)	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, Florida	120	Owned
Chicago Children’s Center for Behavioral Health (11)	Chicago, Illinois	40	Leased
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Harbor Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	132	Owned
Columbus Behavioral Center for Children and Adolescents (11)	Columbus, Indiana	56	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Community Cornerstones (11)	Rio Piedras, Puerto Rico	—	Leased
Compass Intervention Center	Memphis, Tennessee	88	Owned
Copper Hills Youth Center (11)	West Jordan, Utah	197	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	82	Leased
Creekside Academy	Sacramento, California	—	Leased

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Crescent Pines	Stockbridge, Georgia	50	Owned
Cumberland Hall (11)	Hopkinsville, Kentucky	64	Owned
Cumberland Hospital (11)	New Kent, Virginia	130	Owned
Cypress Creek Hospital (11)	Houston, Texas	96	Owned
Del Amo Hospital	Torrance, California	166	Owned
Desert Valley Hope Academy	Hemet, California	—	Owned
Diamond Grove Center (11)	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	52	Owned
Emerald Coast Behavioral Hospital (11)	Panama City, Florida	90	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	185	Owned
Fairfax Hospital (11)	Kirkland, Washington	133	Owned
First Home Care (VA) (11)	Portsmouth, Virginia	—	Leased
First Hospital Panamericano—Cidra (11)	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan (11)	San Juan, Puerto Rico	45	Leased
First Hospital Panamericano—Ponce (11)	Ponce, Puerto Rico	30	Leased
Forest View Hospital	Grand Rapids, Michigan	62	Owned
Fort Lauderdale Hospital (11)	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	114	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital (11)	St. Clairsville, Ohio	100	Owned
Fremont Hospital (11)	Fremont, California	96	Owned
Friends Hospital (11)	Philadelphia, Pennsylvania	219	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Gulf Coast Treatment Center (11)	Fort Walton Beach, Florida	144	Owned
Gulf Coast Youth Academy (11)	Fort Walton Beach, Florida	24	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	100	Owned
Hartgrove Hospital	Chicago, Illinois	150	Owned
Havenwyck Hospital (11)	Auburn Hills, Michigan	203	Owned
Heartland Behavioral Health Services (11)	Nevada, Missouri	159	Owned
Hermitage Hall	Nashville, Tennessee	112	Owned
Heritage Oaks Hospital (11)	Sacramento, California	125	Owned
Hickory Trail Hospital (11)	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
High Point Treatment Center (11)	Cooper City, Florida	62	Owned
Hill Crest Behavioral Health Services (11)	Birmingham, Alabama	205	Owned
Holly Hill Hospital (11)	Raleigh, North Carolina	152	Owned
The Horsham Clinic	Ambler, Pennsylvania	146	Owned
Hospital San Juan Capestrano (12)	Rio Piedras, Puerto Rico	108	Owned
Hughes Center (11)	Danville, Virginia	56	Owned
Intermountain Hospital (11)	Boise, Idaho	155	Owned
Jefferson Trail Treatment Center for Children (11)	Charlottesville, Virginia	50	Leased
John Costigan Center (Streamwood RTC) (11)	Streamwood, Illinois	58	Owned
Keys of Carolina	Charlotte, North Carolina	60	Owned
KeyStone Center	Wallingford, Pennsylvania	140	Owned
King George School	Sutton, Vermont	90	Owned
Kingwood Pines Hospital (11)	Kingwood, Texas	116	Owned
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	290	Owned
Laurel Heights Hospital	Atlanta, Georgia	122	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Laurel Oaks Behavioral Health Center (11)	Dothan, Alabama	115	Owned
Laurel Ridge Treatment Center (11)	San Antonio, Texas	252	Owned
Liberty Point Behavioral Health (11)	Stauton, Virginia	50	Owned
Lighthouse Care Center of Augusta (11)	Augusta, Georgia	106	Owned
Lighthouse Care Center of Conway (11)	Conway, South Carolina	112	Owned
Lincoln Prairie Behavioral Health Center (11)	Springfield, Illinois	88	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	116	Owned
Macon Behavioral Health System (11)	Macon, Georgia	155	Owned
Manatee Palms Group Homes (11)	Bradenton, Florida	60	Owned
Manatee Palms Youth Services (11)	Bradenton, Florida	60	Owned
Marion Youth Center	Marion, Virginia	48	Owned
McDowell Center for Children	Dyersburg, Tennessee	31	Owned
Meadowood Behavioral Health System (11) (12)	New Castle, Delaware	58	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital (11)	Las Cruces, New Mexico	120	Owned
Michiana Behavioral Health Center (11)	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	76	Owned
Millwood Hospital (11)	Arlington, Texas	120	Leased
Mission Bell Academy (Riverside NPS)	Riverside, California	—	Owned
Mojave Ridge Academy (Victorville NPS)	Victorville, California	—	Leased
Montevista Hospital (11) (12)	Las Vegas, Nevada	101	Owned
Mountain Youth Academy	Mountain City, Tennessee	60	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	85	Owned
National Deaf Academy (11)	Mount Dora, Florida	132	Owned
Newport News Behavioral Health Center	Newport News, Virginia	108	Owned
North Spring Behavioral Healthcare (11)	Leesburg, Virginia	77	Owned
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	34	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	29	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Nueces County JJAEP NPS	Corpus Christi, Texas	—	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Okaloosa Youth Academy (11)	Crestview, Florida	254	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	111	Owned
Palmetto Lowcountry Behavioral Health (11)	North Charleston, South Carolina	112	Owned
Palmetto Pee Dee Behavioral Health (11)	Florence, South Carolina	59	Leased
Palmetto Summerville (11)	Summerville, South Carolina	60	Leased
Parkway Academy—Cotadi (Vallejo NPS)	Vallejo, California	—	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	128	Owned
The Pavilion	Champaign, Illinois	77	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	224	Owned
Peak Behavioral Health Services (11)	Santa Teresa, New Mexico	99	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pinnacle Pointe Hospital (11)	Little Rock, Arkansas	124	Owned
Pines Residential Treatment Center (11)	Portsmouth, Virginia	424	Owned
Pennsylvania Clinical Schools (13)	Coatesville, Pennsylvania	114	Owned
Poplar Springs Hospital (11)	Petersburg, Virginia	199	Owned
Prairie St John’s (11)	Fargo, North Dakota	131	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Pride Institute (11)	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	266	Owned
Provo Canyon School at Springville	Springville, Utah	128	Owned
Rancho Academy of Learning (Rancho Cucamonga NPS)	Rancho Cucamonga, California	—	Owned
Rancho San Diego Academy (Steele Canyon NPS)	El Cajon, California	—	Leased
Red Rock Hospital (11) (12)	Las Vegas, Nevada	21	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital (11)	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital (11)	Huntington, West Virginia	187	Owned
River Point Behavioral Health (11)	Jacksonville, Florida	99	Owned
Rockford Center	Newark, Delaware	92	Owned
Rock River Residential Center (11)	Rockford, Illinois	59	Owned
Rolling Hills Hospital (11)	Franklin, Tennessee	80	Owned
Roxbury	Shippensburg, Pennsylvania	84	Owned
San Marcos Treatment Center (11)	San Marcos, Texas	265	Owned
Sandy Pines Hospital (11)	Tequesta, Florida	88	Owned
Shadow Mountain Behavioral Health System (11)	Tulsa, Oklahoma	209	Owned
Sierra Vista Hospital (11)	Sacramento, California	120	Owned
Somerset Educational Services (11)	Riverside, California	—	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
St. Simons by the Sea (11)	St. Simons, Georgia	101	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	72	Owned
Streamwood Behavioral Health (11)	Streamwood, Illinois	162	Owned
Summit Oaks Hospital (11)	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	76	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Texas NeuroRehab Center (11)	Austin, Texas	151	Owned
Three Rivers Behavioral Health (11)	West Columbia, South Carolina	118	Owned
Three Rivers Residential Treatment-Midlands Campus (11)	West Columbia, South Carolina	59	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Care Center	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
University Behavioral Center (11)	Orlando, Florida	112	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Valle Vista Hospital (11)	Greenwood, Indiana	102	Owned
Vines Hospital (11)	Ocala, Florida	98	Owned
Virgin Islands Behavioral Services (11)	St. Croix, Virgin Islands	30	Owned
Virginia Beach Psychiatric Center (11)	Virginia Beach, Virginia	100	Owend
Wekiva Springs (11)	Jacksonville, Florida	68	Owned
Wellstone Regional Hospital (11)	Jeffersonville, Indiana	100	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
West Hills Hospital (11)	Reno, Nevada	95	Owned
West Oaks Hospital (11)	Houston, Texas	160	Owned
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Willow Springs Center (11)	Reno, Nevada	116	Owned
Windmoor Healthcare (11)	Clearwater, Florida	100	Owned
Windsor—Laurelwood Center (11)	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	90	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Institute of Nevada (6) (8)	Las Vegas, Nevada	Owned
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (5)	Edinburg, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico (6)	Santurce, Puerto Rico	Leased
Northwest Texas Surgery Center (6)	Amarillo, Texas	Leased
Palms Westside Clinic ASC (9)	Royal Palm Beach, Florida	Leased
Temecula Valley Day Surgery and Pain Therapy Center (7)	Murrieta, California	Leased

(1)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Hospital Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(2)	We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party.
(3)	Real property leased from Universal Health Realty Income Trust.
(4)	In October, 2007, the licenses for Edinburg Regional Medical Center, Edinburg Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center were consolidated under one license operating as the South Texas Health System.
(5)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(6)	We own a majority interest in an LLC that owns and operates this center.
(7)	We own minority interests in an LLC that owns and operates this center which is managed by a third-party.
(8)	Real property is owned by a limited partnership or LLC that is majority owned by us.
(9)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(10)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(11)	These facilities were acquired by us in November, 2010 in connection with our acquisition of PSI (105 in the aggregate).
(12)	We plan to divest these facilities pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of PSI in November, 2010.
(13)	Scheduled for closure in March, 2011.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $45 million in 2010, $41 million in 2009 and $41 million in 2008.

ITEM 3.	Legal Proceedings

U.S. v. Marion and UHS:

In late 2007, July, 2008 and January, 2009, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued a series of subpoenas seeking documents related to the treatment of Medicaid beneficiaries at two of our facilities, Marion Youth Center and Mountain Youth Academy,. It was our understanding at that time that the OIG was investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided which could be considered to be a basis for a false claims act violation. In August, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. It was our understanding at that time that the Office of Attorney General was investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

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

Consequently, in November, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Services, LLC (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint originally alleged causes of action pursuant to the federal and state false claims acts, the Virginia fraud statute, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. In April, 2010, the defendants in the lawsuit filed motions to dismiss the claims filed by the government and the former employees. In July, 2010, the court ruled on the motions, granting them in part and denying them in part. The court has allowed the government to proceed with its claims under the federal and state false claims act and the Virginia fraud statute. In addition, the court has allowed the former employees to proceed with parts of their employment related and retaliation claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in Sacramento County Superior Court. The plaintiffs allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June, 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility had been funding the legal defense of this case since that time. Recently, the court approved the agreed upon $9.5 million settlement of this matter which we paid to the plaintiffs in January, 2011. Since we have made a demand on the former owners of the facility for repayment, and intend to pursue collection of the $9.5 million pursuant to the June, 2008 indemnification agreement (although we can provide no assurance that we will collect the entire $9.5 million), the settlement amount and related receivable is reflected in other current assets and other accrued liabilities on our Consolidated Balance Sheet as of December 31, 2010.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a subsidiary, and one of our non-public schools in California operated by one of our subsidiaries have been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS Schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements to qualify as a non-public school. Plaintiffs have also claimed that we committed unfair business practices associated with these allegations. We deny liability and intend to defend this case vigorously. We are presently uncertain as to the legal viability of the claims and are unable to determine the extent of potential financial exposure, if any, at this time.

Wage and Hour Class Actions:

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. In June, 2010 a settlement was reached with the attorneys for the class representative. The settlement was recently approved by the court. The reserve established for the settlement of this matter did not have a material impact on our 2010 consolidated financial position or results of operations.

Other:

We and/or our subsidiaries are presently involved in three other wage and hour class action cases in California and Tennessee. Two of those cases have been certified as a class by the California State Superior Court in Alameda County and the United States District Court for the Western District of Tennessee, respectively. At present, we are uncertain as to the extent of potential financial exposure but do not believe potential settlements or judgments in these cases will have a material impact on our consolidated financial position or results of operations.

Department of Justice ICD Investigation:

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Claims Determination regarding these devices. At present, we are uncertain as to the extent of the claims, liability for such claims and potential financial exposure in connection with this matter.

Other Matters

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure, certifications, and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

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

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity. Unrelated to these developments, we expect a competitor to open a newly constructed acute care hospital during the first quarter of 2011. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the years ended December 31, 2010 and 2009, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 1.1% and 4.3%, respectively, of our income from operations after income attributable to noncontrolling interest.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We are uncertain at this time as to potential liability and damages but intend to defend the case vigorously.

Department of Justice Investigation of Sierra Vista:

In 2009, Sierra Vista Hospital in Sacramento, California learned of an investigation by the U.S. Department of Justice (“DOJ”) relating to Medicare services provided by the facility. The DOJ ultimately notified the facility that with respect to partial hospitalization and outpatient services, the DOJ believed that the medical record documentation did not adequately support the claims submitted for reimbursement by Medicare. We recently reached a tentative financial settlement with the DOJ. The reserve established in connection with this matter did not have a material impact on our consolidated financial position or results of operations. As part of that agreement, the facility will be subject to a corporate integrity agreement, the terms of which have not yet been finalized.

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Department of Justice Investigation of Riveredge Hospital:

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ and we continue to cooperate with the DOJ with respect to this investigation. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending.

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2010 and 2009:

	2010	2009
	High-Low Sales Price	High-Low Sales Price
Quarter:
1 st	$36.59-$25.75	$20.83-$15.33
2nd	$43.36-$34.86	$28.54-$18.22
3rd	$39.15-$31.06	$31.43-$24.05
4th	$43.74-$37.21	$33.15-$27.67

The number of shareholders of record as of January 31, 2011 were as follows:

Class A Common	15
Class B Common	319
Class C Common	4
Class D Common	138

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 43 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2010:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2008							11,250,184
2008	—	6,587,136	$0.01	6,536,636	$22.86	$149,404	4,713,548
2009	—	2,574,209	$0.01	2,561,209	$24.71	$63,288	2,152,339
2010	—	301,933	$0.01	293,933	$39.22	$11,528	1,858,406

Total for three year period ended December 31, 2010	—	9,463,278	$0.01	9,391,778	$23.87	$224,220

(a)	Includes 8,000 during 2010, 13,000 during 2009 and 50,500 during 2008 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan.

During the period of October 1, 2010 through December 31, 2010, we repurchased the following shares:

	Additional Shares Authorized For Repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
October, 2010	—	7,919	N/A	7,919	$40.03	$317	2,034,210
November, 2010	—	120,868	N/A	120,868	$40.76	$4,927	1,913,342
December, 2010	—	54,936	N/A	54,936	$42.38	$2,328	1,858,406

Total October through December	—	183,723	N/A	183,723	$41.21	$7,572

Dividends

During the two years ending December 31, 2010, dividends per share were declared and paid as follows:

	2010	2009
First quarter	$.05	$.04
Second quarter	$.05	$.04
Third quarter	$.05	$.04
Fourth quarter	$.05	$.05

Total	$.20	$.17

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2010. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2006 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index (in which we are also included), are as follows: Community Health Systems, Inc., Health Management Associates, LifePoint Hospitals, Inc., Tenet Healthcare Corporation and Triad Hospitals, Inc. (included through December, 2006 and acquired by Community Health Systems in 2007).

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2005	2006	2007	2008	2009	2010
Universal Health Services, Inc	$100.00	$119.31	$110.84	$81.84	$133.66	$191.34
S&P 500 Index	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
Peer Group	$100.00	$96.48	$72.65	$29.50	$77.82	$90.81

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as the end of, each of the five years ended December 31, 2010. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2010 (4)	2009	2008	2007	2006
Summary of Operations (in thousands)
Net revenues	$5,568,185	$5,202,379	$5,022,417	$4,683,150	$4,124,692
Income from continuing operations before income taxes	$428,097	$474,722	$357,012	$318,628	$289,937
Net income attributable to UHS	$230,183	$260,373	$199,377	$170,387	$259,458
Net margin	4.1%	5.0%	4.0%	3.6%	6.3%
Return on average equity	12.1%	15.4%	13.0%	11.3%	18.9%
Financial Data (in thousands)
Cash provided by operating activities	$501,344	$541,262	$494,187	$381,446	$199,945
Capital expenditures, net (1)	$239,274	$379,748	$354,537	$339,813	$341,140
Total assets	$7,527,936	$3,964,463	$3,742,462	$3,608,657	$3,277,042
Long-term borrowings	$3,912,102	$956,429	$990,661	$1,008,786	$821,363
UHS’s common stockholders’ equity	$1,978,772	$1,751,071	$1,543,850	$1,517,199	$1,402,464
Percentage of total debt to total capitalization	66%	35%	39%	40%	37%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,689	5,484	5,452	5,292	4,947
Average available beds	5,383	5,128	5,145	4,985	4,658
Inpatient admissions	264,470	265,244	263,536	256,681	240,451
Average length of patient stay	4.4	4.4	4.5	4.5	4.4
Patient days	1,155,984	1,166,704	1,182,894	1,149,399	1,069,890
Occupancy rate for licensed beds	56%	58%	59%	60%	59%
Occupancy rate for available beds	59%	62%	63%	63%	63%
Operating Data—Behavioral Health Facilities
Average licensed beds	9,427	7,921	7,658	7,348	6,607
Average available beds	9,409	7,901	7,629	7,315	6,540
Inpatient admissions	166,434	136,639	129,553	119,730	111,490
Average length of patient stay	15.1	15.4	16.1	16.8	16.6
Patient days	2,507,046	2,105,625	2,085,114	2,007,119	1,855,306
Occupancy rate for licensed beds	73%	73%	74%	75%	77%
Occupancy rate for available beds	73%	73%	75%	75%	78%
Per Share Data (3)
Income from continuing operations attributable to UHS—basic	$2.37	$2.65	$1.90	$1.59	$1.46
Income from continuing operations attributable to UHS—diluted	$2.34	$2.64	$1.90	$1.59	$1.42
Net income attributable to UHS—basic	$2.37	$2.65	$1.96	$1.59	$2.38
Net income attributable to UHS—diluted	$2.34	$2.64	$1.96	$1.59	$2.28
Dividends declared	$0.20	$0.17	$0.16	$0.16	$0.16
Other Information (3) (in thousands)
Weighted average number of shares outstanding—basic	96,786	97,794	101,222	106,762	109,114
Weighted average number of shares and share equivalents outstanding—diluted	97,973	98,275	101,418	106,878	115,816

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities and facilities held for sale.
(3)	All periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in December, 2009.
(4)	Includes data for the facilities acquired from PSI on November 15, 2010 from the date of acquisition through December 31, 2010, excluding the data for the 3 former PSI facilities that are reflected as discontinued operations, as discussed herein.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 28, 2011, we owned and/or operated 25 acute care hospitals and 206 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

In November, 2010, we completed the acquisition of Psychiatric Solutions, Inc. (“PSI”). PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 70% of our consolidated net revenues in 2010 and 74% in each of 2009 and 2008. Net revenues from our behavioral health care facilities accounted for 30% of our consolidated net revenues during 2010 and 25% during each of 2009 and 2008. The net revenues generated at the facilities acquired from PSI on November 15, 2010 are included from the date of acquisition through December 31, 2010. Approximately 1% of our consolidated net revenues in each of 2009 and 2008 were recorded in connection with two construction management contracts pursuant to the terms of which we built newly constructed acute care hospitals for an unrelated third party.

Services provided by our hospitals include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and/or behavioral health services. We provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

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

•

our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare and the Healthcare Services Coalition in Las Vegas, Nevada;

•

the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us, including matters as disclosed in Item 3. Legal Proceedings;

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

•

our acquisition of PSI: (i) has substantially increased our level of indebtedness which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness, and; (ii) will require us to successfully integrate the operations of PSI with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•

a significant portion of our revenues is produced by facilities located in Nevada, Texas and California making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been proposed for 2011) as well as regulatory, economic, environmental and competitive changes in those states;

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

•

the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and

Medicaid incentive payments starts in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. Our acute care facilities are scheduled to implement an EHR application, on a facility-by-facility basis, beginning in 2011 and ending in 2014, however, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amounts is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act;

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

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity. Unrelated to these developments, we expect a competitor to open a newly constructed acute care hospital during the first quarter of 2011. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the years ended December 31, 2010 and 2009, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 1.1% and 4.3%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% of our net patient revenues during each of 2010, 2009 and 2008. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 46% of our net patient revenues during each of 2010, 2009 and 2008.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2010, 2009 or 2008. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2010, would change our after-tax net income by approximately $1 million.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $807 million, $671 million and $609 million during 2010, 2009 and 2008, respectively.

At our acute care facilities, Medicaid pending accounts comprise the large majority of our receivables that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Approximately 4% or $33 million as of December 31, 2010 and 6% or $35 million as of December 31, 2009 of our accounts receivable, net, were comprised of Medicaid pending accounts.

Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending our patient accounting system records net revenues for the services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid eligibility.

Based on historical hindsight information related to Medicaid pending accounts, we estimate that approximately 56% or $18 million of the $33 million Medicaid pending accounts receivable as of December 31, 2010 will subsequently qualify for Medicaid reimbursement. Approximately 56% or $20 million of $35 million total Medicaid pending accounts receivable as of December 31, 2009 subsequently qualified for Medicaid pending reimbursement and were therefore appropriately classified at the patient’s registration. Additional charity reserves of $15 million during 2010 and $16 million during 2009 were established to cover the Medicaid Pending patients that failed to qualify for the Medicaid program based on historical conversion rates. Based on general factors as discussed below in Provision for Doubtful Accounts, our facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payer classifications, are considered when the overall individual facility and company-wide reserves are developed.

Below are the Medicaid pending receivable agings as of December 31, 2010 and 2009 (amounts in thousands):

	2010	%	2009	%
Under 60 days	$13,266	40.3	$14,073	39.8
61-120 days	6,925	21.0	8,254	23.4
121-180 days	3,316	10.1	3,975	11.3
Over 180 days	9,414	28.6	9,020	25.5

Total	$32,921	100.0	$35,322	100.0

Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent a series of statements and collection letters. Patients that express an inability to pay are reviewed for potential sources of assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Our accounts receivable are recorded net of established charity care reserves of $99 million as of December 31, 2010 and $61 million as of December 31, 2009.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2010 and December 31, 2009, accounts receivable are recorded net of allowance for doubtful accounts of $249 million and $169 million, respectively.

Approximately 93% during 2010, 94% during 2009 and 93% during 2008, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2010 and 2009:

As of December 31, 2010:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$56,586	$2,868	$824	$1,214
Medicaid	29,166	13,280	6,865	19,135
Commercial insurance and other	201,609	50,479	23,210	42,459
Private pay	92,246	73,470	23,372	21,815

Total	$379,607	$140,097	$54,271	$84,623

As of December 31, 2009:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$52,020	$3,071	$687	$3,036
Medicaid	29,299	16,710	7,751	21,111
Commercial insurance and other	188,549	48,987	20,867	34,904
Private pay	79,395	38,906	12,916	15,741

Total	$349,263	$107,674	$42,221	$74,792

Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

Professional and General Liability Claims

Effective January 1, 2008, most of our subsidiaries became self-insured for professional and general liability exposure up to $10 million per occurrence (as compared to $20 million per occurrence prior to 2008). Prior to our acquisition of PSI in November, 2010, our subsidiaries purchased several excess policies through commercial insurance carriers which provide for coverage in excess of $10 million up to $200 million per occurrence and in the aggregate. However, we are liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Prior to our acquisition in November, 2010, the PSI facilities were commercially insured for professional and general liability insurance claims in excess of a $3 million self-insured retention to a limit of $75 million. PSI utilized its captive insurance company to manage the self-insured retention and that captive insurance company remains in place after our acquisition of PSI.

Since our acquisition of PSI on November 15, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence and our legacy subsidiaries (which are not former PSI subsidiaries) are self-insured for professional and general liability exposure up to $10 million per occurrence. Effective November, 2010, our subsidiaries (including the former PSI subsidiaries) were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $200 million per occurrence and in the aggregate. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Upon our acquisition of PSI, we conducted a thorough analysis of PSI’s claims and related reserves and, with the assistance of an independent third-party actuary, we determined that the aggregate self-insured retention estimate for the pre-acquisition professional and general liability claims amounted to $51 million which is included in our total accrual as of December 31, 2010, as discussed below.

As of December 31, 2010, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $289 million, of which $60 million is included in current liabilities. As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities.

Based upon the results of reserve analyses, we recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $49 million during 2010 and $23 million during 2009. These favorable changes in our estimated future claims payments were due to: (i) an increased weighting given to company-specific metrics (to 75% from 50%), and decreased general industry metrics (to 25% from 50%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends. Actuarially determined estimates for our 2011 provision for self-insured professional and general liability claims were developed based upon similar metrics and weighting.

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

Based upon the results of workers’ compensation reserves analyses, we recorded reductions to our prior year reserves for workers’ compensation claims amounting to $4 million during 2010, $7 million during 2009 and $4 million during 2008.

Although we are unable to predict whether or not our future financial statements will include adjustments to our prior year reserves for self-insured general and professional and workers’ compensation claims, given the relatively unpredictable nature of the these potential liabilities and the factors impacting these reserves as discussed above, it is reasonably likely that our future financial results may include material adjustments to prior period reserves.

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2010 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2008	$256,013	$48,742	$304,755
Plus: accrued insurance expense, net of commercial premiums paid (a) (c)	56,904	16,509	73,413
Less: Payments made in settlement of self-insured claims	(41,807)	(16,754)	(58,561)

Balance at January 1, 2009	271,110	48,497	319,607
Plus: accrued insurance expense, net of commercial premiums paid (b) (c)	34,963	9,351	44,314
Less: Payments made in settlement of self-insured claims	(40,465)	(15,317)	(55,782)

Balance at January 1, 2010	265,608	42,531	308,139
Plus: accrued insurance expense, net of commercial premiums paid (b) (c)	4,742	14,997	19,739
Less: Payments made in settlement of self-insured claims	(31,713)	(18,460)	(50,173)
Plus: Liabilities assumed in the acquisition of PSI	50,800	31,956	82,756

Balance at December 31, 2010	$289,437	$71,024	$360,461

(a)	Excludes the impact of the $10 million recovery from the liquidation of the PHICO estate, as discussed above.
(b)	General and professional liability amounts for 2009 and 2010 are net of adjustments recoded during each year relating to prior years, as discussed above.
(c)	Workers’ compensation amounts for 2008, 2009 and 2010 are net of adjustments recorded during each year as discussed above.

In addition, we also maintain self-insured employee benefits programs for employee healthcare and dental claims. The ultimate costs related to these programs include expenses for claims incurred and paid in addition to an accrual for the estimated expenses incurred in connection with claims incurred but not yet reported.

Property Insurance:

Acute care facilities and legacy behavioral health care facilities

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to $250,000 deductible. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses.). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility.

Behavioral health care facilities acquired in November, 2010

The newly acquired facilities formerly owned by PSI have all risk property coverage with a loss limit of $100 million with a $25,000 deductible. Earth movement losses, except California, are subject to an annual aggregate loss limit of $100 million with a $50,000 per occurrence deductible. Earthquake coverage in California is further sub-limited to an annual aggregate loss limit of $50 million with a deductible of 5% of the declared total insurable value of the property. Named windstorms are insured to $100 million per occurrence but are potentially subject to applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. Flood losses are subject to an annual aggregate loss limit of $100 million with deductibles ranging from $50,000 to $100,000. Flood losses that occur in designated high hazard areas are sub-limited to $25 million with a $500,000 deductible.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2010 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

See Provision for Income Taxes and Effective Tax Rates below for discussion of our effective tax rates during each of the last three years.

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2010, 2009 and 2008 (dollar amounts in thousands):

	Year Ended December 31,
	2010		2009		2008
Net revenues	$5,568,185	100.0%	$5,202,379	100.0%	$5,022,417	100.0%
Operating charges:
Salaries, wages and benefits	2,423,102	43.5%	2,204,422	42.4%	2,133,181	42.5%
Other operating expenses	1,005,288	18.1%	994,923	19.1%	1,044,278	20.8%
Supplies expense	733,093	13.2%	699,249	13.4%	694,477	13.8%
Provision for doubtful accounts	546,909	9.8%	508,603	9.8%	476,745	9.5%
Depreciation and amortization	223,915	4.0%	204,703	3.9%	193,635	3.9%
Lease and rental expense	76,961	1.4%	69,947	1.3%	69,882	1.4%
Transaction costs	53,220	1.0%	—	—	—	—

	5,062,488	90.9%	4,681,847	90.0%	4,612,198	91.8%

Income from operations	505,697	9.1%	520,532	10.0%	410,219	8.2%
Interest expense, net	77,600	1.4%	45,810	0.9%	53,207	1.1%

Income from continuing operations before income taxes	428,097	7.7%	474,722	9.1%	357,012	7.1%
Provision for income taxes	152,302	2.7%	170,475	3.3%	123,378	2.5%

Income from continuing operations	275,795	5.0%	304,247	5.8%	233,634	4.7%
Income from discontinued operations, net of income tax expense	—	0.0%	—	0.0%	6,436	0.1%

Net income	275,795	5.0%	304,247	5.8%	240,070	4.8%
Less: Net income attributable to noncontrolling interests	45,612	0.9%	43,874	0.8%	40,693	0.8%

Net income attributable to UHS	$230,183	4.1%	$260,373	5.0%	$199,377	4.0%

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009: Net revenues increased 7% or $366 million to $5.57 billion during 2010 as compared to $5.20 billion during 2009. The increase was attributable to:

•	a $169 million or 3% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$227 million of combined behavioral health revenues generated during the period of November 16, 2010 to December 31, 2010 at the facilities acquired by us from PSI, and;

•

$30 million of other combined net decreases in revenues resulting primarily from decreased revenues earned during 2010 in connection with construction management contract pursuant to the terms of which we built a newly constructed acute care hospital for an unrelated third party that was completed during the fourth quarter of 2009.

Income from continuing operations before income taxes decreased $47 million to $428 million during 2010 as compared to $475 million during 2009 due to the following:

•

a decrease of $33 million at our acute care facilities, as discussed below in Acute Care Hospital Services, exclusive of: (i) the $22 million net favorable effect of the reductions recorded during 2010 and 2009 to our professional and general liability reserves, as discussed above in Self-Insured Risks (the amounts attributable to our acute care hospitals were $42 million in 2010 and $20 million in

2009); (ii) the $5 million net unfavorable effect of the reduction to our workers’ compensation self insurance reserves recorded during 2009 that related to years prior to 2009, and; (iii) the unfavorable effect of the $7 million charge recorded during 2010 to write-off certain costs related to an acute care hospital construction project;

•

an increase of $62 million at our behavioral health care facilities as discussed below in Behavioral Health Services exclusive of: (i) the $4 million net favorable effect of the reductions recorded during 2010 and 2009 to our professional and general liability reserves, as discussed above in Self-Insured Risks (the amounts attributable to our behavioral health care facilities were $7 million in 2010 and $3 million in 2009), and; (ii) the $2 million unfavorable effect of the reduction to our workers’ compensation self insurance reserves recorded during 2009 that related to years prior to 2009;

•	a decrease of $53 million resulting from the transaction fees incurred during 2010 in connection with our acquisition of PSI;

•	a decrease of $32 million resulting from an increase in interest expense resulting primarily from the cost of borrowings incurred to finance the acquisition of PSI;

•

a net increase of $26 million resulting from the reductions recorded during 2010 and 2009 to our professional and general liability reserves, as discussed above in Self-Insured Risks ($49 million reduction recorded during 2010 and $23 million reduction during 2009), and;

•

a net decrease of $17 million from other combined net unfavorable changes consisting of: (i) a $9 million decrease resulting from the charge incurred during 2010 in connection with the previously disclosed split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife; (ii) a $7 million decrease resulting from the charge recorded during 2010 to write-off certain costs related to an acute care hospital construction project; (iii) a $7 million decrease resulting from a reduction to our workers’ compensation self insurance reserves recorded during 2009 that related to years prior to 2009, and; (iv) a net increase of $6 million from other combined net favorable changes.

Net income attributable to UHS decreased $30 million to $230 million during 2010 as compared to $260 million during 2009 due to the following:

•	the $47 million decrease in income from continuing operations before income taxes, as discussed above;

•	an unfavorable change of $2 million in the net income attributable to noncontrolling interests;

•

a favorable change of $19 million resulting from a decrease in the provision for income taxes resulting from the $49 million decrease in pre-tax income ($47 million decrease income from continuing operations and $2 million increase in income attributable to noncontrolling interests) and certain other nondeductible items as discussed below in Provision for Income Taxes and Effective Tax Rates.

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

Income from continuing operations before income taxes increased $118 million to $475 million during 2009 as compared to $357 million during 2008 due to the following:

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

Acute Care Hospital Services

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,901,815	100.0%	$3,810,828	100.0%
Operating charges:
Salaries, wages and benefits	1,489,335	38.2%	1,449,183	38.0%
Other operating expenses	697,703	17.9%	685,529	18.0%
Supplies expense	640,451	16.4%	618,321	16.2%
Provision for doubtful accounts	509,681	13.1%	476,408	12.5%
Depreciation and amortization	178,634	4.6%	165,967	4.4%
Lease and rental expense	54,867	1.4%	51,035	1.3%

	3,570,671	91.5%	3,446,443	90.4%

Income from operations	331,144	8.5%	364,385	9.6%
Interest expense, net	3,411	0.1%	3,719	0.1%

Income from continuing operations before income taxes	$327,733	8.4%	$360,666	9.5%

On a same facility basis during 2010, as compared to 2009, net revenues at our acute care hospitals increased $91 million or 2%. Income from continuing operations before income taxes decreased $33 million or 9% to $328 million or 8.4% of net revenues during 2010 as compared to $361 million or 9.5% of net revenues during 2009.

Inpatient admissions to these facilities decreased 0.3% during 2010, as compared to 2009, while patient days decreased 0.9%. Adjusted admissions (adjusted for outpatient activity) increased 1.3% and adjusted patient days increased 0.7% during 2010, as compared to 2009. The average length of inpatient stay at these facilities was 4.4 days during each of 2010 and 2009. The occupancy rate, based on the average available beds at these facilities, was 59% during 2010 and 62% during 2009.

On a same facility basis, net revenue per adjusted admission at these facilities increased 1.0% during 2010, as compared to 2009, and net revenue per adjusted patient day increased 1.7% during 2010, as compared to 2009.

The decrease in income from continuing operations before income taxes at our acute care hospitals during 2010, as compared to 2009, was due primarily to net revenue pressures experienced throughout our portfolio of acute care hospitals. The revenue pressures were caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. Our acute care facilities located in Texas were also unfavorably impacted by reductions in Medicaid revenues. Also contributing to the decline in income from continuing operations before income taxes at our acute care facilities were increases in salaries, wages and benefits expense and supplies expense which increased beyond the rate of increase of our acute care revenues.

We continue to experience an increase in uninsured patients throughout our portfolio of acute care hospitals which in part, has resulted from an increase in the number of patients who are employed but do not have health insurance. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $807 million during 2010 and $671 million during 2009. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided, could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during 2010 and 2009. Included in these results, in addition to the same facility results shown above, is: (i) the favorable effect of $42 million recorded during 2010 and $20 million recorded during 2009 resulting from reductions to our professional and general liability self insurance reserves, as discussed above in Self-Insured Risks; (ii) the unfavorable effect of $7 million recorded during 2010 to write-off certain costs related to an acute care hospital construction project, and; (iii) the favorable effect of $5 million recorded during 2009 resulting from a reduction to our workers’ compensation self insurance reserves (amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,901,815	100.0%	$3,810,828	100.0%
Operating charges:
Salaries, wages and benefits	1,489,335	38.2%	1,443,933	37.9%
Other operating expenses	662,009	17.0%	665,237	17.5%
Supplies expense	640,451	16.4%	618,321	16.2%
Provision for doubtful accounts	509,681	13.1%	476,408	12.5%
Depreciation and amortization	178,634	4.6%	165,967	4.4%
Lease and rental expense	54,867	1.4%	51,035	1.3%

	3,534,977	90.6%	3,420,901	89.8%

Income from operations	366,838	9.4%	389,927	10.2%
Interest expense, net	3,411	0.1%	3,719	0.1%

Income from continuing operations before income taxes	$363,427	9.3%	$386,208	10.1%

During 2010, as compared to 2009, net revenues at our acute care hospitals increased 2% or $91 million to $3.90 billion due to an increase in same facility revenues, as discussed above.

Income from continuing operations before income taxes decreased $23 million to $363 million or 9.3% of net revenues during 2010 as compared to $386 million or 10.1% of net revenues during 2009. The decrease in income before income taxes at our acute care facilities resulted from:

•	a $33 million decrease at our acute care facilities on a same facility basis, as discussed above;

•

an increase of $22 million resulting from the reductions recorded during 2010 ($42 million) and 2009 ($20 million) to our professional and general liability self-insurance reserves, as discussed above in Self-Insured Risks;

•	a decrease of $7 million resulting from the write-off of certain costs during 2010 related to an acute care hospital construction project, and;

•	a decrease of $5 million resulting from a reduction to our workers’ compensation reserves recorded during 2009 that related to years prior to 2009.

Year Ended December 31, 2009 as compared to the Year Ended December 31, 2008:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2009 and 2008 (dollar amounts in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,810,828	100.0%	$3,675,780	100.0%
Operating charges:
Salaries, wages and benefits	1,449,183	38.0%	1,408,098	38.3%
Other operating expenses	685,529	18.0%	683,651	18.6%
Supplies expense	618,321	16.2%	613,944	16.7%
Provision for doubtful accounts	476,408	12.5%	449,565	12.2%
Depreciation and amortization	165,967	4.4%	153,744	4.2%
Lease and rental expense	51,035	1.3%	49,386	1.3%

	3,446,443	90.4%	3,358,388	91.4%

Income from operations	364,385	9.6%	317,392	8.6%
Interest expense, net	3,719	0.1%	4,361	0.1%

Income from continuing operations before income taxes	$360,666	9.5%	$313,031	8.5%

On a same facility basis during 2009, as compared to 2008, net revenues at our acute care hospitals increased $135 million or 4%. Income from continuing operations before income taxes increased $48 million or 15% to $361 million or 9.5% of net revenues during 2009 as compared to $313 million or 8.5% of net revenues during 2008.

Inpatient admissions to these facilities increased 0.6% during 2009, as compared to 2008, while patient days decreased 1.4%. Adjusted admissions increased 2.2% and adjusted patient days increased 0.1% during 2009, as compared to 2008. The average length of patient stay at these facilities was 4.4 days during 2009 as compared to 4.5 days during 2008. The occupancy rate, based on the average available beds at these facilities, was 62% during 2009 and 63% during 2008.

Our same facility net revenues were favorably impacted by an increase in prices charged to private payors including health maintenance organizations and preferred provider organizations. On a same facility basis, net revenue per adjusted admission at these facilities increased 1.4% during 2009, as compared to 2008, and net revenue per adjusted patient day increased 3.5% during 2009, as compared to 2008.

In addition to the increase in net revenues, the increase in income from continuing operations before income taxes generated by our acute care facilities during 2009, as compared to 2008, was due primarily to, as a percentage of net revenues:

•

a decrease in salaries, wages and benefits expense (to 38.0% of net revenues during 2009 as compared to 38.3% during 2008) due primarily to a moderation of increases to salaries and wages due to the increased unemployment rates and general economic conditions as well as staff reductions at certain of our facilities due to decreased patient volumes;

•

a decrease in supplies expense (to 16.2% during 2009 as compared to 16.7% during 2008) due primarily to the cost savings realized from a new group purchasing agreement that commenced in April, 2008, and;

•

a decrease in other operating expenses (to 18.0% during 2009 as compared to 18.6% during 2008) due primarily to cost-reducing initiatives undertaken at our facilities as well as the impact of the disinflationary economy which has limited our vendors’ and service providers’ ability to increase their prices.

Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $671 million during 2009 and $609 million during 2008.

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

	Year Ended December 31, 2009		Year Ended December 31, 2008
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,810,828	100.0%	$3,669,504	100.0%
Operating charges:
Salaries, wages and benefits	1,443,933	37.9%	1,413,963	38.5%
Other operating expenses	665,237	17.5%	707,758	19.3%
Supplies expense	618,321	16.2%	613,944	16.7%
Provision for doubtful accounts	476,408	12.5%	443,289	12.1%
Depreciation and amortization	165,967	4.4%	153,744	4.2%
Lease and rental expense	51,035	1.3%	49,383	1.3%

	3,420,901	89.8%	3,382,081	92.2%

Income from operations	389,927	10.2%	287,423	7.8%
Interest expense, net	3,719	0.1%	4,361	0.1%

Income from continuing operations before income taxes	$386,208	10.1%	$283,062	7.7%

During 2009, as compared to 2008, net revenues at our acute care hospitals increased 4% or $141 million to $3.81 billion. The increase in net revenues was attributable to:

•	a $135 million increase at same facility revenues, as discussed above, and;

•	a net increase of $6 million resulting from other combined revenue changes.

Income from continuing operations before income taxes increased $103 million to $386 million or 10.1% of net revenues during 2009 as compared to $283 million or 7.7% of net revenues during 2008. The increase in income before income taxes at our acute care facilities resulted from:

•	a $48 million increase at our acute care facilities on a same facility basis, as discussed above;

•

an increase of $25 million resulting from the reduction recorded during 2009 to our professional and general liability ($20 million) and workers’ compensation ($5 million) self-insurance reserves relating to years prior to 2009, as discussed above in Self-Insured Risks;

•

a favorable change of $25 million resulting from the provision for settlement recorded during 2008 to establish a reserve in connection with the government’s investigation of our South Texas Health System affiliates which was settled during 2009;

•	$5 million of other combined net increases

Behavioral Health Care Services

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,393,095	100.0%	$1,314,749	100.0%
Operating charges:
Salaries, wages and benefits	675,490	48.5%	642,761	48.9%
Other operating expenses	251,507	18.1%	238,635	18.2%
Supplies expense	74,280	5.3%	73,549	5.6%
Provision for doubtful accounts	29,966	2.2%	31,939	2.4%
Depreciation and amortization	31,967	2.3%	31,598	2.4%
Lease and rental expense	15,385	1.1%	15,915	1.2%

	1,078,595	77.4%	1,034,397	78.7%

Income from operations	314,500	22.6%	280,352	21.3%
Interest expense, net	11	0.0%	209	0.0%

Income from continuing operations before income taxes	$314,489	22.6%	$280,143	21.3%

On a same facility basis during 2010, as compared to 2009, net revenues at our behavioral health care facilities increased 6% or $78 million to $1.39 billion during 2010 as compared to $1.31 billion during 2009. Income from continuing operations before income taxes increased $34 million or 12% to $314 million or 22.6% of net revenues during 2010 as compared to $280 million or 21.3% of net revenues during 2009.

Inpatient admissions to these facilities increased 4.3% during 2010, as compared to 2009, while patient days increased 1.8%. Adjusted admissions increased 4.2% and adjusted patient days increased 1.7% during 2010, as compared to 2009. The average length of patient stay at these facilities was 15.0 days during 2010 and 15.3 days during 2009. The occupancy rate, based on the average available beds at these facilities, was 75% during 2010 and 74% during 2009.

On a same facility basis, net revenue per adjusted admission at these facilities increased 1.4% during 2010, as compared to 2009, and net revenue per adjusted patient day increased 3.9% during 2010, as compared to 2009.

The following table summarizes the results of operations for all our behavioral health care facilities for 2010 and 2009, including newly acquired or recently opened facilities and the favorable effect resulting from reductions to our professional and general liability and workers’ compensation self insurance reserves as discussed in Self-Insured Risks. (amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,635,455	100.0%	$1,315,029	100.0%
Operating charges:
Salaries, wages and benefits	809,244	49.5%	641,920	48.8%
Other operating expenses	292,354	17.9%	237,378	18.1%
Supplies expense	87,375	5.3%	73,715	5.6%
Provision for doubtful accounts	36,950	2.3%	31,948	2.4%
Depreciation and amortization	39,284	2.4%	31,717	2.4%
Lease and rental expense	19,987	1.2%	16,601	1.3%

	1,285,194	78.6%	1,033,279	78.6%

Income from operations	350,261	21.4%	281,750	21.4%
Interest expense, net	4,211	0.3%	209	0.0%

Income from continuing operations before income taxes	$346,050	21.2%	$281,541	21.4%

During 2010, as compared to 2009, net revenues at our behavioral health care facilities (including the facilities formerly owned by PSI which were acquired by us in November, 2010, and other newly acquired and recently opened facilities), increased 24% or $320 million to $1.64 billion during 2010 as compared to $1.32 billion during 2009. The increase in net revenues was attributable to:

•	a $78 million increase in same facility revenues, as discussed above, and;

•	a $242 million increase resulting from the revenues generated at the recently acquired facilities formerly operated by PSI and other recently acquired or opened facilities.

Income from continuing operations before income taxes increased $65 million or 23% to $346 million or 21.2% of net revenues during 2010, as compared to $281 million or 21.4% of net revenues during 2009. The increase in income from continuing operations before income taxes at our behavioral health facilities was attributable to:

•	a $34 million increase at our behavioral health facilities on a same facility basis, as discussed above, and;

•	a $31 million increase resulting from the income, net of losses, generated at the recently acquired PSI facilities and other recently acquired or opened facilities.

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

Inpatient admissions at these facilities increased 2.2% during 2009, as compared to 2008, while patient days increased 1.2%. Adjusted admissions increased 1.9% and adjusted patient days increased 0.9% during 2009, as compared to 2008. The average length of patient stay at these facilities was 15.7 days during 2009 and 15.8 days during 2008. The occupancy rate, based on the average available beds at these facilities, was 74% during 2009 and 75% during 2008.

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

The following table summarizes the results of operations for all our behavioral health care facilities for 2009 and 2008, including newly acquired or recently opened facilities (amounts in thousands):

	Year Ended December 31, 2009		Year Ended December 31, 2008
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,315,029	100.0%	$1,251,116	100.0%
Operating charges:
Salaries, wages and benefits	641,920	48.8%	619,484	49.5%
Other operating expenses	237,378	18.1%	234,908	18.8%
Supplies expense	73,715	5.6%	72,768	5.8%
Provision for doubtful accounts	31,948	2.4%	32,688	2.6%
Depreciation and amortization	31,717	2.4%	29,796	2.4%
Lease and rental expense	16,601	1.3%	16,654	1.3%

	1,033,279	78.6%	1,006,298	80.4%

Income from operations	281,750	21.4%	244,818	19.6%
Interest expense, net	209	0.0%	293	0.1%

Income from continuing operations before income taxes	$281,541	21.4%	$244,525	19.5%

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2010	2009	2008
Third Party Payors:
Medicare	24%	24%	24%
Medicaid	14%	14%	14%
Managed Care (HMO and PPOs)	46%	46%	46%
Other Sources	16%	16%	16%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2010	2009	2008
Third Party Payors:
Medicare	27%	27%	27%
Medicaid	9%	10%	11%
Managed Care (HMO and PPOs)	46%	47%	47%
Other Sources	18%	16%	15%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2010	2009	2008
Third Party Payors:
Medicare	18%	17%	16%
Medicaid	25%	26%	22%
Managed Care (HMO and PPOs)	45%	43%	42%
Other Sources	12%	14%	20%

Total	100%	100%	100%

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

In July, 2009, CMS published the final IPPS 2010 payment rule which provided for a 2.1% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments were considered, our overall increase from the final federal fiscal year 2010 rule was approximately 1.1%.

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

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the May, 2009 CMS notice, the market basket increase was 2.1% for the period of July 1, 2009 through June 30, 2010. According to the April, 2010 CMS notice, the market basket increase is 2.4% for the period of July 1, 2010 through June 30, 2011. In January, 2011 CMS published its proposed Psych PPS rule for the fifteen month period July 1, 2011 to September 30, 2012. The market basket increase for this time period is scheduled to be 2.75%, which includes a 0.25% reduction required by the federal Health Care Reform legislation enacted in 2010.

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

The implementation period for these new Medicare and Medicaid incentive payments starts in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary and we are unable to predict which states will chose to participate. We estimate that approximately 75% of the projected incentive payments will be paid by Medicare and 25% from state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. These Medicare and Medicaid incentive payments are intended to offset a portion of the cost incurred to qualify as a meaningful user of EHR. Our acute care facilities are scheduled to implement an EHR application, on a facility-by-facility basis, beginning in 2011 and ending in 2013. However, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amount is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Nevada, Florida, California, Washington, D.C. and Illinois. The majority of these states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in the reduction of Medicaid funding for 2009 and 2010. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits also projected for 2011, which could adversely affect future levels of Medicaid reimbursement received by our hospitals. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Conversely, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law and contained various Medicaid provisions that will impact our hospitals including the following: (i) temporary increases to Medicaid funding through enhanced federal matching assistance percentages (“FMAPs”) for a 27 month period retroactive to October 1, 2008 through December 31, 2010 with all states receiving a FMAP increase of 6.2% and also receiving a bonus FMAP increase contingent on the increased level of a state’s unemployment rate; (ii) a temporary increase of 2.5% in the federal Medicaid disproportionate share hospital allotment for both federal fiscal years 2009 and 2010, and; (iii) states will be required to maintain effort on Medicaid eligibility consistent with requirements prior to passage of this law. In August, 2010, H.R. 1586 was enacted into law and extended the enhanced FMAPs until June 30, 2011, but at a reduced rate. The FMAP increase will be 3.2% during the first quarter of 2011 and 1.2% during the second quarter. Due to the indirect nature of the enhanced Medicaid federal funding contained within the American Recovery and Reinvestment Act of 2009, and H.R. 1586, we are unable to determine the impact of these Medicaid changes on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $38 million during 2010, $48 million during 2009 and $30 million during 2008, of aggregate, net UPL and affiliated hospital indigent care payments. If during 2011 the hospital district makes IGTs consistent with 2010, we believe we would be entitled to aggregate, net UPL and affiliated hospital indigent care payment revenues of approximately $35 million during 2011.

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

The THHSC has indicated an intention to expand state Medicaid managed care programs in future state fiscal years starting in the state’s 2012 fiscal year. Although we are unable to determine the impact of the managed care expansion on future Medicaid reimbursement or its impact on Medicaid UPL payments, depending on the actual structure of the actual managed care expansion, this change could have a material adverse impact on our Medicaid UPL payments.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2011 fiscal years (covering the period of October 1, 2010 through September 30, 2011 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $54 million during 2010, $56 million during 2009 and $42 million during 2008. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. . Assuming that the Texas and South Carolina programs are renewed for each state’s 2012 fiscal years at amounts similar to the 2011 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be $47 million during 2011.

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

In March, 2010, the Health Care and Education Reconciliation Act of 2010 (H.R. 4872, P.L. 111-152), (the “Reconciliation Act”) and the Patient Protection and Affordable Care Act (P.L. 111-148), (the “Affordable Care Act”), were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. Medicare, Medicaid and other health care industry changes which are scheduled to be implemented at various times during this decade are noted below.

Immediate Medicare Reductions:

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities in each of 2010 and 2011 by 0.25%. Further, the Affordable Care Act implements certain reforms to Medicare Advantage payments, effective in 2011.

Future Medicare Reductions:

Future changes to the Medicare program include:

•	Implements a Medicare shared savings program (effective 2012)

•	Implement a hospital readmissions reduction program (effective 2012)

•	Implement a national pilot program on payment bundling (effective 2013)

•	Implement a value-based purchasing program for hospitals (effective 2012)

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments (effective 2014)

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments (effective 2014)

•	Reduction to Medicaid DSH (effective 2014)

Health Insurance Revisions:

•	Large employer insurance reforms (effective 2014)

•	Individual insurance mandate and related federal subsidies (effective 2014)

•	Federally mandated insurance coverage reforms (2010 and forward)

Although we do not believe the above-mentioned Medicare market basket reductions implemented in 2010 will have a material impact on our results of operations, we are unable to estimate the future impact of the other legislative changes as outlined above.

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

Other Operating Results

Combined net revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $17 million during 2010, $24 million during 2009 and $29 million during 2008. In connection with construction management contracts pursuant to the terms of which we are building/have built newly constructed acute care hospitals for an unrelated third party, we earned revenues of $3 million during 2010, $42 million during 2009 and $64 million during 2008. Combined income from continuing operations before income taxes earned in connection with the revenues mentioned above was $5 million during 2010, $13 million during 2009 and $11 million during 2008.

Interest Expense

Below is a schedule of our interest expense during 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Revolving credit & demand notes	$3,813	$4,101	$12,597
$200 million, 6.75% Senior Notes due 2011	13,510	13,510	13,510
$400 million, 7.125% Senior Notes due 2016 (a.)	28,496	28,496	24,012
$250 million, 7.00% Senior Notes due 2018	4,472	—	—
Term loan facility A	4,939	—	—
Term loan facility B	11,548	—	—
Accounts receivable securitization program	864	704	4,653

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	67,642	46,811	54,772
Interest rate swap expense/(income), net	5,956	5,263	1,271
Other combined interest expense, including amortization of financing fees	8,224	5,688	5,927
$590 million, 7.75% Notes from PSI (b.)	3,810
Capitalized interest on major construction projects	(7,641)	(11,565)	(7,899)
Interest income	(391)	(387)	(864)

Interest expense, net	$77,600	$45,810	$53,207

(a.)

In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original $250 million of Notes issued in June, 2006 (see Note 4—Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay other outstanding borrowings.
(b.)	Pursuant to the terms of these notes, which were assumed by us in connection with the acquisition of PSI, notice of redemption was provided by us as of the acquisition date and the indenture was satisfied and discharged and these notes were subsequently redeemed on December 15, 2010 utilizing borrowed funds which were held in escrow from November 15, 2010 to the date of redemption.

Interest expense increased $32 million during 2010 to $78 million during 2010 as compared to $46 million during 2009. This increase was due primarily to: (i) the increased borrowings used to finance our acquisition of PSI in November, 2010, and an increase in the average effective interest rate, as discussed below; (ii) the interest expense incurred during 2010 on the $250 million, 7.00% senior notes issued in September, 2010, and; (iii) the interest expense incurred during 2010 on the $590 million, 7.75% notes assumed in connection with the acquisition of PSI in November, 2010 (these notes were redeemed on December 15, 2010) . During 2010, the average outstanding borrowings under our new $3.45 billion credit agreement (consisting of an $800 million revolving credit facility, a $1.05 billion Term Loan A and a $1.6 billion Term Loan B) , accounts receivable securitization program and previously outstanding credit agreement was $610 million as compared to $287 million during 2009. The effective interest rate on these facilities, including the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 5.0% during 2010 and 3.9% during 2009. Interest expense decreased $7 million during 2009 to $46 million as compared to $53 million during 2008. The decrease resulted primarily from a decrease in the combined interest expense on our revolving credit agreement, demand notes, senior notes and accounts receivable securitization program. This decrease was due primarily to an $81 million decrease in the aggregate average outstanding borrowings on those debt facilities and a 0.4% decrease in the weighted average borrowing rate.

Transaction costs incurred in connection with acquisition of PSI

During 2010, we incurred $53 million of transaction costs in connection with our acquisitions of PSI in November, 2010, consisting of the following:

Amount (000s)
Severance and related expenses for PSI senior executives and other former employees	$24,381
Legal and consulting fees	14,287
Investment banking fees	9,154
Other combined transaction costs	5,398

Total transaction costs	$53,220

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, were as follows for each of the years ended December 31, 2010, 2009 and 2008 (dollar amounts in thousands):

	2010	2009	2008
Provision for income taxes	$152,302	$170,475	$123,378
Income from continuing operations before income taxes	428,097	474,722	357,012

Effective tax rate	35.6%	35.9%	34.6%

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes, minus income from continuing operations attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2010, 2009 and 2008 (dollar amounts in thousands):

	2010	2009	2008
Provision for income taxes	$152,302	$170,475	$123,378

Income from continuing operations before income taxes	428,097	474,722	357,012
Less: Net income attributable to noncontrolling interests	(45,612)	(43,874)	(40,693)

Income from continuing operations before income taxes and after net income attributable to noncontrolling interests	382,485	430,848	316,319

Effective tax rate	39.8%	39.6%	39.0%

Impacting the effective tax rates during 2010 were the following items: (i) $5 million unfavorable discrete tax item recorded to adjust the non-deductible portion of certain transaction costs incurred during 2010 in connection with our acquisition of PSI; (ii) a $4 million unfavorable discrete tax item recorded to adjust for the non-deductible, $9 million charge incurred from split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife, partially offset by; (iii) a $4 million favorable discrete tax item recorded during 2010 to adjust the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government based upon the final agreement. Impacting the effective tax rates during 2009 was a $4 million unfavorable discrete tax item related to the estimated non-deductible portion of the South Texas Health System settlement.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). Pursuant to the terms of our agreement with the FTC, we are required to divest the facilities in Delaware and Nevada within approximately six months and the facility in Puerto Rico within approximately nine months from the date the FTC finalizes the agreement. As of the date of this filing, our agreement with the FTC is not final and thus, the time period within which we must divest the facilities has not yet commenced. The operating results for the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during 2010 from the November 15th date of acquisition through December 31st. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our 2010 consolidated financial statements, it is included as a reduction to other operating expenses. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2010.

During 2008, we sold a 125-bed acute care hospital located in Pennsylvania and commenced divestiture considerations for the real property of our four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of damage sustained from Hurricane Katrina. The operating results and gain on divestiture for the facility located in Pennsylvania are reflected as “Income/(loss) from discontinued operations, net of income tax expense” in the Consolidated Statements of Income for 2008.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues	$4,155	$—	$58,467
Income (loss) from discontinued operations	859	—	(2,996)
Gain on divestiture	—	—	13,413

Income from discontinued operations, before income tax expense	859	—	10,417
Income tax expense	(318)	—	(3,981)

Income from discontinued operations, net of income tax expense	$541	—	$6,436

Effects of Inflation and Seasonality

Seasonality—Our acute care services business is typically seasonal, with higher patient volumes and net patient service revenue in the first and fourth quarters of the year. This seasonality occurs because, generally, more people become ill during the winter months, which results in significant increases in the number of patients treated in our hospitals during those months.

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

Liquidity

Year ended December 31, 2010 as compared to December 31, 2009:

Net cash provided by operating activities

Net cash provided by operating activities was $501 million during 2010 as compared to $541 million during 2009. The net decrease of $40 million, or 7%, was primarily attributable to the following:

•

an unfavorable net change of $7 million due to an decrease in net income, plus or minus the adjustments to reconcile net income to net cash provided by operating activities (depreciation and amortization, gains on sales of businesses and assets and stock-based compensation expense);

•	a favorable change of $24 million in accounts receivable;

•

an unfavorable change of $30 million in construction management and other receivable which includes $10 million of cash proceeds received during the first quarter of 2009 from the estate liquidation of a commercial insurer (related receivable was recorded during fourth quarter of 2008);

•	an unfavorable change of $15 million in accrued and deferred income taxes;

•

an unfavorable change of $25 million in accrued insurance expense, net of commercial premium paid, resulting primarily from the reductions recorded during 2010 and 2009 to our professional and general liability self-insurance reserves (as discussed above in Self-Insured Risks);

•	a favorable change of $8 million in accrued interest, and;

•	$5 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our annual net revenue by the number of days in the year. The result is divided into the accounts receivable balance at the end of the year to obtain the DSO. Without adjustment, our DSO were 43 days in 2010, 42 days in 2009 and 46 days in 2008. No adjustments were required to our 2010 or 2009 DSO. After adjusting our 2008 year-end accounts receivable balance for the PHICO liquidation and construction management receivables as of December 31, 2008, our adjusted DSO were 44 days in 2008.

Net cash used in investing activities

Net cash used in investing activities was $2.19 billion during 2010 as compared to $390 million during 2009.

2010:

The $2.19 billion of net cash used in investing activities during 2010 consisted of $1.96 billion spent on the acquisition of PSI in November, 2010, $239 million spent on capital expenditures, $21 million received from the sale of assets and businesses and $18 million spent in connection with the purchase and implementation of an electronic health records application (“EHR”). Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure related to the EHR application.

2010 Acquisitions of Assets and Businesses:

•

we spent $1.96 billion in November, 2010, excluding the assumption of $1.08 billion of PSI’s debt, to acquire 105 inpatient and outpatient behavioral health facilities located in 32 states, Puerto Rico and the U.S. Virgin Islands. In connection with this transaction, $1.05 billion of PSI’s outstanding borrowings were repaid utilizing funds borrowed under our $3.45 billion credit agreement, as discussed herein.

2010 Capital Expenditures:

During 2010, we spent $239 million to finance capital expenditures, including the following:

•	construction costs related to the newly constructed Palmdale Regional Medical Center, a 121-bed acute care hospital located in Palmdale, California which was completed and opened in December, 2010;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2010 Divestiture of Assets and Businesses:

During 2010, we received $21 million from the divestiture of assets and businesses, including the following:

•	the divestiture of our minority ownership interest in a healthcare technology company and sale of a portion of our ownership interest in an outpatient surgery center, and;

•	the sale of the real property of Methodist Hospital located in Louisiana that was severely damaged and closed in 2005 as a result of Hurrican Katrina.

2009:

The $390 million of net cash used in investing activities during 2009 consisted of $380 million spent on capital expenditures, $10 million received from the sale of assets and businesses, $12 million spent on the acquisition of assets and businesses and $8 million spent in connection with the purchase and implementation of an EHR application.

2009 Capital Expenditures:

During 2009, we spent $380 million to finance capital expenditures, including the following:

•	construction costs related to the newly constructed and recently opened Palmdale Regional Medical Center;

•	construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

•	construction costs related to a newly constructed Texoma Medical Center, a 220-bed replacement acute care hospital in Denison, Texas that was completed and opened in late December, 2009;

•	construction costs related to a new patient tower at Summerlin Hospital Medical Center located in Las Vegas, Nevada that was completed and opened in December, 2009;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2009 Divestiture of Assets and Businesses:

During 2009, we received $10 million from the divestiture of assets and businesses, including the following:

•	the sale of the real property assets of a medical office building on the campus of a previously divested acute care facility located in Pennsylvania, and;

•	the sale of our ownership interest in an outpatient surgery center.

2009 Acquisitions of Assets and Businesses:

During 2009, we spent $12 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 72-bed behavioral health care facility located in Louisville, Colorado, and;

•	the acquisition of the real property assets of a medical office building located on the campus of one of our acute care hospitals located in Texas.

Net cash provided by/used in financing activities

Net cash provided by financing activities was $1.72 billion during 2010 as compared to $147 million of net cash used in financing activities during 2009.

2010:

The $1.72 billion of net cash provided by financing activities consisted of the following:

•	generated $2.803 billion of proceeds from borrowings pursuant to our $3.45 billion credit agreement (net of $32 million of original issue discounts);

•	generated $204 million of proceeds from borrowings pursuant to our accounts receivable securitization program;

•	generated $250 million of proceeds from the issuance of $250 million of 7.00% senior notes that mature in October, 2018;

•	generated $9 million of proceeds from other combined new borrowings;

•

spent $1.392 billion on debt repayments consisting primarily of $1.05 billion paid to extinguish debt acquired in connection with our acquisition of PSI and $339 million paid to repay outstanding borrowings under our previously existing revolving credit facility and accounts receivable securitization program;

•	spent $101 million on financing costs on the various new debt facilities mentioned above;

•	spent $12 million to repurchase 294,000 shares of our Class B Common Stock;

•	spent $19 million to pay a $.05 per share quarterly dividend;

•	spent $32 million to fund profit distributions to noncontrolling interests, and;

•	generated $13 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2009:

The $147 million of net cash used in financing activities consisted of the following:

•	generated $26 million of proceeds primarily from additional borrowings pursuant to our previously existing revolving credit agreement;

•	spent $66 million for debt repayments consisting primarily of repayments pursuant to our previously existing accounts receivable securitization program;

•	spent $63 million to repurchase 2.56 million shares of our Class B Common Stock;

•	spent $17 million to pay a quarterly dividend (of $.04 per share during each of the first three quarter of 2009 and $.05 during the fourth quarter of 2009);

•	spent $30 million to fund profit distributions to noncontrolling interests, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

Year ended December 31, 2009 as compared to December 31, 2008:

Net cash provided by operating activities

Net cash provided by operating activities was $541 million during 2009 as compared to $494 million during 2008. The net increase of $47 million, or 10%, was primarily attributable to the following:

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

•	$6 million of other combined net favorable changes.

Net cash used in investing activities

Net cash used in investing activities was $390 million during 2009 as compared to $296 million during 2008. The factors contributing to the $390 million of net cash used in investing activities during 2009 are detailed above.

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

•	construction costs related to the newly constructed and recently opened Palmdale Regional Medical Center;

•	construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

•	construction costs related to a newly constructed Texoma Medical Center in Denison, Texas;

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

Net cash provided by/used in financing activities

Net cash used in financing activities was $147 million during 2009 and $209 million during 2008. The factors contributing to the $147 million of net cash used in financing activities during 2009 are detailed above.

2008:

The $209 million of net cash used in financing activities consisted of the following:

•	generated $151 million of net proceeds from the issuance of additional senior notes which have a 7.25% coupon rate and are scheduled to mature on June 30, 2016;

•

spent $167 million for debt repayments consisting primarily of repayments pursuant to our previously existing accounts receivable securitization program, revolving credit facility and short-term, on-demand credit facility;

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

2011 Expected Capital Expenditures:

During 2011, we expect to spend approximately $350 million to $375 million on capital expenditures, including approximately $125 million related to expenditures for capital equipment, renovations, new projects at existing hospitals and completion of major construction projects in progress at December 31, 2010. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On November 15, 2010, we terminated our credit agreement dated March 4, 2005 (the “Prior Credit Agreement”). The Prior Credit Agreement provided for an unsecured revolving line of credit of up to $800 million including a $100 sublimit for letters of credit. The interest rate on borrowings was determined, at our option, as either (i) the LIBOR plus a spread of 0.33% to 0.575% or (ii) at the higher of the prime rate or the federal funds rate plus 0.5%. A facility fee ranging from 0.07% to .175% based on our credit ratings from Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. was required on the total commitment.

Also, on November 15, 2010, we entered into a new credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement provides for a senior secured credit facility in an aggregate amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The senior secured credit facility is secured by substantially all of the assets of the Company and our material subsidiaries (the “Collateral”) and guaranteed by our material subsidiaries.

Borrowings made pursuant to the Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) at the greatest of : (a) the lender’s prime rate; (b) the weighted average of the federal funds rate, plus 0.5%, and; (c) one month LIBOR plus 1%, in each case, plus an applicable margin which ranges from 1.50% to 3.00%, initially 2.25%, 2.25% and 3.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively, or: (2) one, two, three, or six month LIBOR (at our election), plus an applicable margin ranging from 2.5% to 4.0% initially 3.25%, 3.25% and 4.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively. At no time shall the LIBOR rate used to determine the rate on a tranche B Term Loan be deemed to be less than 1.50%. A commitment fee ranging from .25% to .50% is required on the unused commitment. At December 31, 2010 the applicable commitment fee was .50%. Commencing with the quarter ending June 30, 2011 the applicable margins for the Term Loan A facility and the revolving credit facility are subject to increase or decrease based upon our consolidated leverage ratio or upon our credit ratings from Standard & Poor’s Rating Services and Moody’s Investor Services Inc. at such time. There are no compensating balance requirements.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization; the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $204 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program.

As of December 31, 2010, we had $3 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of December 31, 2010, we had an aggregate of $577 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $71 million of outstanding letters of credit and $3 million of outstanding borrowings pursuant to the short-term, on-demand note.

On November 15, 2010, in connection with our acquisition of PSI, we assumed $1.08 billion of PSI’s outstanding debt. As of December 15, 2010, $1.05 billion of PSI’s outstanding borrowings, in addition to $29 million of call premiums and original issue discounts related to PSI’s senior subordinated notes, was repaid utilizing funds borrowed under our Credit Agreement. In connection with PSI’s 7.75% senior subordinated notes due in 2015 (“PSI Notes”), we provided notice of redemption of all the PSI Notes and irrevocably deposited $632 million (the redemption price plus interest through December 15, 2010) with the trustee on November 15, 2010 thereby satisfying and discharging our obligations under the PSI Notes.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. The funds generated from this debt issuance were held in escrow until the November 15, 2010 completion date of the PSI acquisition. Interest on the Unsecured Notes is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016.

On June 30, 2006, we issued $250 million of senior notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2010.

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2015) and our 6.75% Notes (due in 2011) will be equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

The average amounts outstanding during 2010, 2009, and 2008 are under the Credit Agreement, Prior Credit Agreement, demand notes and accounts receivable securitization program were $610 million, $287 million and $431 million, respectively, with corresponding interest rates of 3.4%, 1.7%, and 3.9% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.11 billion in 2010, $356 million in 2009, and $566 million in 2008. The effective interest rate on our Credit Agreement, accounts receivable securitization program and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 5.0% in 2010, 3.9% in 2009, and 4.5% in 2008.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement includes covenants that include (1) a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and (2) requires compliance financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2010.

The fair value of our long-term debt at December 31, 2010 and 2009 was approximately $3.96 billion and $1.02 billion, respectively.

Our total debt as a percentage of total capitalization was 66% at December 31, 2010 and 35% at December 31, 2009.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2010 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2010 totaled $76 million consisting of: (i) $63 million related to our self-insurance programs; (ii) $3 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $10 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Obligations under operating leases for real property, real property master leases and equipment amount to $196 million as of December 31, 2010. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2011 and 2014. These leases contain up to four 5-year renewal options. We also lease the real property of certain facilities acquired by us in connection with the acquisition of PSI in November, 2010.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2010:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (a)	$3,915,551	$3,449	$209,371	$1,441,425	$2,261,306
Estimated future interest payments on debt outstanding as of December 31, 2010 (b)	1,118,327	208,666	364,806	355,930	188,924
Purchase and other obligations (c)	178,081	55,484	55,975	55,272	11,350
Operating leases (d)	195,758	65,549	63,995	27,178	39,036
Estimated future payments for defined benefit pension plan, and other retirement plan and PSI deferred severance payments (e)	254,729	28,490	10,996	13,044	202,199

Total contractual cash obligations	$5,662,446	$361,638	$705,143	$1,892,849	$2,702,815

(a)	Reflects borrowings outstanding as of December 31, 2010 as discussed in Note 4 to the Consolidated Financial Statements.
(b)	Assumes that all debt outstanding as of December 31, 2010, including borrowings under our revolving credit agreement, Term Loan A, Term Loan B, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates which were in effect as of December 31, 2010. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the revolving credit agreement, demand note, Term Loan A facility and accounts receivable securitization program. In connection with the Term Loan B facility, there is a 1% premium required on optional repayments prior to November 15, 2011.
(c)

Consists of: (i) $82 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $81 million related to the expected costs to be paid to a third-party vendor in connection with the purchase and implementation of an electronic health records application (“EHR”) for each of our acute care facilities (excludes expected internal costs to be incurred, please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure), and; (iii) a $15 million liability for physician commitments expected to be paid in the future.

(d)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2010 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(e)	Consists of $220 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2087), as disclosed in Note 8 to the Consolidated Financial Statements, $14 million of estimated future payments related to another retirement plan liability and $21 million of deferred severance payments due related to our acquisition of PSI in November, 2010. Included in our other non-current liabilities as of December 31, 2010 was a $20 million liability recorded in connection with the non-contributory, defined benefit pension plan and a $10 million liability recorded in connection with the other retirement plan. The $21 million of deferred severance payments related to our acquisition of PSI are included in accrued compensation and related benefits as of December 31, 2010.

As of December 31, 2010, the total accrual for our professional and general liability claims was $289 million, of which $60 million is included in other current liabilities and $229 million is included in other non-current liabilities. We exclude the $289 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured Risks above for additional disclosure related to our professional and general liability claims and reserves.

In connection with five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with a behavioral health care facility located in Philadelphia, Pennsylvania and acquired by us as part of the PSI acquisition, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2010, we believe the fair market value of the minority ownership interests in these facilities approximates the $212 million aggregate book value of the redeemable noncontrolling interests. We exclude the approximate amount that we may be required to pay to repurchase these minority ownership interests from the contractual obligations table because of the uncertainty as to: (i) whether or not the put rights will actually be exercised; (ii) the dollar amounts that would be paid if the put rights were exercised, and; (iii) the timing of such payments.

Additionally, the table above does not include $8 million of the total unrecognized tax benefits for uncertain tax positions as of December 31, 2010. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for which the amounts may be utilized.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by, from time to time, entering into interest rate swap and interest rate cap transactions. Interest rate swap agreements require us to pay fixed and receive floating interest rates or to pay floating and receive fixed interest rates over the life of the agreements. Interest rate caps provide for us to receive a payment for each quarter the 3-month LIBOR exceeds a given strike price. We may also, from time to time, enter into treasury locks (“T-Locks”) to protect from a rise in the yield of the underlying treasury security for a forecasted bond issuance.

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

During the fourth quarter of 2010, we entered into three interest rate caps on a total notional amount of $1.00 billion whereby we paid a premium of $240,000 in exchange for the counterparties agreeing to pay the difference between 2.25% and three-month LIBOR if the 3 month LIBOR rate rises above 2.25% during the term of the caps. If the three month LIBOR does not reach 2.25% during the term of the caps, no payment is made to us. All of the caps expire on December 15, 2011. We also entered into four forward starting interest rate swaps in the fourth quarter of 2010 whereby we pay a fixed rate on a total notional amount of $600 million and receive 3-month LIBOR. Each of the four swaps become effective on December 15, 2011 and will mature on May 15, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps had an original notional principal amount of $75 million. The interest rate swaps mature on October 17, 2011 and October 5, 2012 and have fixed rates payable of 4.865% and 4.7625%, respectively. The notional amount of the interest rate swap maturing on October 17, 2011 reduced to $50 million on October 18, 2010.

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

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2010. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,943	$2,246	$2,238	$1,374	$201,361	$684,806	$894,968
Average interest rates	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Variable rate:
Debt	$506	$432	$204,455	$3,568	1,235,122	$1,576,500	$3,020,583
Average interest rates	4.4%	4.4%	4.4%	4.7%	4.7%	5.6%	5.1%
Interest rate swaps:
Notional amount	$50,000	$75,000			$600,000		$725,000
Average interest rates	4.9%	4.8%			2.38%		2.8%
Interest rate caps:
Notional amount	$1,000,000						$1,000,000
Average interest rates	2.25%						2.25%

As calculated based upon our variable rate debt outstanding as of December 31, 2010 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $30 million.

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

As of December 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting or in other factors during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In November, 2010, we completed the acquisition of PSI. We are in the process of transferring all accounting for the new acquisition to our headquarters and into our existing internal control procedures. The integration may lead to changes in these controls in future periods but we do not expect these changes to materially affect our internal control over financial reporting.

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

We have excluded the facilities acquired from PSI from the assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by us in a purchase business combination in

November, 2010. These facilities represented 40% and 4% of our consolidated total assets and total net revenues, respectively, as of and for the year ended December 31, 2010.

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements:

See “Index to Financial Statements and Financial Statement Schedule.”

(2) Financial Statement Schedules:

See “Index to Financial Statements and Financial Statement Schedule.”

(3) Exhibits:

2.1 Agreement and Plan of Merger dated as of May 16, 2010, among Universal Health Services, Inc., Psychiatric Solutions, Inc. and Olympus Acquisition Corp., previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 18, 2010, is incorporated herein by reference.

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

4.9 Indenture, dated as of September 29, 2010, between UHS Escrow Corporation and Union Bank, N.A., as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010, is incorporated herein by reference.

4.10 Registration Rights Agreement, dated as of September 29, 2010, among Universal Health Services, Inc., certain of its subsidiaries, UHS Escrow Corporation, and J.P. Morgan Securities LLC, for itself and as representative of the several initial purchasers of the Senior Notes, previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated October 5, 2010, is incorporated herein by reference.

4.11 Supplemental Indenture, dated as of November 15, 2010, to the Indenture, dated September 29, 2010, between UHS Escrow Corporation and Union Bank, N.A., as Trustee, relating to the $250,000,000 aggregate principal amount of the Escrow Issuer’s 7% Senior Notes due 2018, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

4.12 Second Supplemental Indenture, dated as of November 15, 2010, to the Indenture, dated January 20, 2000, between Universal Health Services, Inc. and the Bank of New York Mellon Trust company, N.A., as Trustee, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

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

10.3 Agreement, dated December 6, 2010, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.14* Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.15* Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.16* Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.17* Amended and Restated Universal Health Services, Inc. 2005 Stock Incentive Plan, previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.18* Form of Stock Option Agreement, previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.19* Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.20* Universal Health Services, Inc., Executive Incentive Plan, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated April 1, 2005, is incorporated herein by reference.

10.21* Description of Contribution Agreement relating to Mr. Alan Miller, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 26, 2006, is incorporated herein by reference.

10.22 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.23* Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.24* Universal Health Services, Inc. 2010 Executive Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.25 Form of Purchase Agreement, dated September 15, 2010, among Universal Health Services, Inc., UHS Escrow Corporation, the Subsidiary Guarantors named therein and J.P. Morgan Securities LLC, for itself and as representative of the several Initial Purchasers named therein, previously filed as Exhibit 1.01 to the Registrant’s Current Report on Form 8-K dated September 21, 2010, is incorporated herein by reference.

10.26 Omnibus Amendment to Receivables Sale Agreements, dated as of October 27, 2010, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.27 Amended and Restated Credit and Security Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.28 Assignment and Assumption Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.29 Credit Agreement, dated as of November 15, 2010, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A. and the various financial institutions as are or may become parties thereto, as Lenders, SunTrust Bank, The Royal Bank of Scotland, Plc, Bank of Tokyo-Mitsubishi UFJ Trust Company and Credit Agricole Corporate and Investment Bank, as co-documentation agents, Deutsche Bank Securities Inc. and Bank of America N.A. as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

10.30* Form of Supplemental Life Insurance Plan and Agreement Part A: Alan B. Miller 1998 Dual Life Insurance Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.31* Form of Supplemental Life Insurance Plan and Agreement Part B: Alan B. Miller 2002 Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.32* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 1998 Dual Life Insurance Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.33* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 2002 Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

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

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema Document

101.CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definition Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/S/ MARC D. MILLER Marc D. Miller	Director and President	February 28, 2011

/S/ LEATRICE DUCAT Leatrice Ducat	Director	February 28, 2011

/S/ JOHN H. HERRELL John H. Herrell	Director	February 28, 2011

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	February 28, 2011

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 28, 2011

/S/ RICK SANTORUM Rick Santorum	Director	February 28, 2011

/S/ DANIEL B. SILVERS Daniel B. Silvers	Director	February 28, 2011

/S/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 28, 2011

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm on 2010 and 2009 Consolidated Financial Statements and Schedule and effectiveness of internal control over financial reporting	95
Consolidated Statements of Income for the three years ended December 31, 2010	97
Consolidated Balance Sheets as of December 31, 2010 and 2009	98
Consolidated Statements of Changes in Equity for the three years ended December 31, 2010	99
Consolidated Statements of Cash Flows for the three years ended December 31, 2010	102
Notes to Consolidated Financial Statements	103
Supplemental Financial Statement Schedule II: Valuation and Qualifying Accounts	140

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in under item 9A Management’s Report on Internal Control over Financial Reporting, management has excluded Psychiatric Solutions, Inc. and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Psychiatric Solutions, Inc. from our audit of internal control over financial reporting. Psychiatric Solutions, Inc. and its subsidiaries are wholly owned subsidiaries whose total assets and total revenues represent 40% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/    PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 28, 2011

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Net revenues	$5,568,185	$5,202,379	$5,022,417
Operating charges:
Salaries, wages and benefits	2,423,102	2,204,422	2,133,181
Other operating expenses	1,005,288	994,923	1,044,278
Supplies expense	733,093	699,249	694,477
Provision for doubtful accounts	546,909	508,603	476,745
Depreciation and amortization	223,915	204,703	193,635
Lease and rental expense	76,961	69,947	69,882
Transaction costs	53,220	0	0

	5,062,488	4,681,847	4,612,198

Income from operations	505,697	520,532	410,219
Interest expense, net	77,600	45,810	53,207

Income from continuing operations before income taxes	428,097	474,722	357,012
Provision for income taxes	152,302	170,475	123,378

Income from continuing operations	275,795	304,247	233,634
Income from discontinued operations, net of income tax expense of $4.0 million during 2008	—	—	6,436

Net income	275,795	304,247	240,070
Less: Net income attributable to noncontrolling interests	45,612	43,874	40,693

Net income attributable to UHS	$230,183	$260,373	$199,377

Basic earnings per share attributable to UHS:
From continuing operations	$2.37	$2.65	$1.90
From discontinued operations	—	—	0.06

Total basic earnings per share	$2.37	$2.65	$1.96

Diluted earnings per share attributable to UHS:
From continuing operations	$2.34	$2.64	$1.90
From discontinued operations	—	—	0.06

Total diluted earnings per share	$2.34	$2.64	$1.96

Weighted average number of common shares—basic	96,786	97,794	101,222
Add: Other share equivalents	1,187	481	196

Weighted average number of common shares and equivalents—diluted	97,973	98,275	101,418

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009 (A)
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$29,474	$9,180
Accounts receivable, net	837,820	602,559
Supplies	94,330	84,272
Deferred income taxes	120,834	51,336
Other current assets	130,060	27,270
Assets of facilities held for sale	118,598	21,580

Total current assets	1,331,116	796,197

Property and Equipment
Land	376,567	219,057
Buildings and improvements	3,057,313	2,098,164
Equipment	1,165,635	1,013,245
Property under capital lease	38,711	40,497

	4,638,226	3,370,963
Accumulated depreciation	(1,601,005)	(1,423,580)

	3,037,221	1,947,383
Construction-in-progress	215,746	367,855

	3,252,967	2,315,238
Other assets:
Goodwill	2,589,914	732,685
Deferred charges	108,660	8,643
Other	245,279	111,700

	2,943,853	853,028

	$7,527,936	$3,964,463

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,449	$2,573
Accounts payable	252,487	194,969
Liabilities of facilities held for sale	3,516	0
Accrued liabilities
Compensation and related benefits	249,429	157,509
Interest	14,160	5,791
Taxes other than income	35,175	23,614
Other	268,083	196,734
Current federal and state income taxes	0	1,627

Total current liabilities	826,299	582,817

Other noncurrent liabilities	380,649	375,580
Long-term debt	3,912,102	956,429
Deferred income taxes	173,354	60,091
Commitments and contingencies (Note 8)
Reedemable noncontrolling interest	211,761	197,152
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,656,308 shares in 2010 and 6,656,808 shares in 2009	67	67
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 90,093,562 shares in 2010 and 89,554,143 shares in 2009	897	896
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 665,400 shares in 2010 and 665,400 shares in 2009	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 35,218 shares in 2010 and 37,678 shares in 2009	—	—
Cumulative dividends	(128,049)	(108,627)
Retained earnings	2,125,989	1,879,981
Accumulated other comprehensive loss	(20,139)	(21,253)

Universal Health Services, Inc. common stockholders’ equity	1,978,772	1,751,071
Noncontrolling interest	44,999	41,323

Total Equity	2,023,771	1,792,394

	$7,527,936	$3,964,463

(A)	See Note 1 for revision related to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share data)

	Redeemable Interest(a)	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2008	$176,726	$33	$489	$3	$0	$0	($75,771)	$1,599,326	($6,881)	$1,517,199	$33,459	$1,550,658
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	2	—	—	—	—	2,547	—	2,549	—	2,549
Repurchased	—	—	(33)	—	—	—	—	(149,371)	—	(149,404)	—	(149,404)
Restricted share-based compensation expense	—	—	—	—	—	—	—	4,678	—	4,678	—	4,678
Dividends	—	—	—	—	—	—	(16,150)	—	—	(16,150)	—	(16,150)
Stock option expense	—	—	—	—	—	—	—	10,416	—	10,416	—	10,416
Distributions to noncontrolling interests	(27,706)	—	—	—	—	—	—	—	—	—	(3,381)	(3,381)
Capital contributions from noncontrolling interests	2,107	—	—	—	—	—	—	—	—	—	226	226
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	(1,058)	(1,058)
Other	—	—	—	—	—	—	—	—	—	—	5,670	5,670
Comprehensive income:
Net income	34,970	—	—	—	—	—	—	199,377	—	199,377	5,722	205,099
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $3,644)	—	—	—	—	—	—	—	—	(5,891)	(5,891)	—	(5,891)
Minimum pension liability (net of income tax effect of $11,572)	—	—	—	—	—	—	—	—	(18,708)	(18,708)	—	(18,708)

Subtotal—comprehensive income	34,970	—	—	—	—	—	—	199,377	(24,815)	174,562	5,722	180,284

Balance, January 1, 2009	186,097	33	458	3	—	—	(91,921)	1,666,973	(31,696)	1,543,850	40,638	1,584,488

See Note 1 for revision related to redeemable noncontrolling interest.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share data)

	Redeemable Interest(a)	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	2	—	—	—	—	3,285	—	3,287	—	3,287
Repurchased	—	—	(15)	—	—	—	—	(63,275)	—	(63,290)	—	(63,290)
Restricted share-based compensation expense	—	—	—	—	—	—	—	3,174	—	3,174	—	3,174
Dividends	—	—	—	—	—	—	(16,706)	—	—	(16,706)	—	(16,706)
Stock dividend	—	34	451	4	—	—	—	(489)	—	—	—	—
Stock option expense	—	—	—	—	—	—	—	9,940	—	9,940	—	9,940
Distributions to noncontrolling interests	(23,130)	—	—	—	—	—	—	—	—	—	(6,736)	(6,736)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	121	121
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	(229)	(229)
Other	—	—	—	—	—	—	—	—	—	—	(2,160)	(2,160)
Comprehensive income:
Net income	34,185	—	—	—	—	—	—	260,373	—	260,373	9,689	270,062
Amortization of terminated hedge (net of income tax effect of $126)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $899)	—	—	—	—	—	—	—	—	1,477	1,477	—	1,477
Minimum pension liability (net of income tax effect of $5,667)	—	—	—	—	—	—	—	—	9,182	9,182	—	9,182

Subtotal—comprehensive income	34,185	—	—	—	—	—	—	260,373	10,443	270,816	9,689	280,505

Balance, January 1, 2010	197,152	67	896	7	—	—	(108,627)	1,879,981	(21,253)	1,751,071	41,323	1,792,394

See Note 1 for revision related to redeemable noncontrolling interest.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share data)

	Redeemable Interest(a)	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	4	—	—	—	—	10,890	—	10,894	—	10,894
Repurchased	—	—	(3)	—	—	—	—	(11,525)	—	(11,528)	—	(11,528)
Restricted share-based compensation expense	—	—	—	—	—	—	—	3,139	—	3,139	—	3,139
Dividends	—	—	—	—	—	—	(19,422)	—	—	(19,422)	—	(19,422)
Stock option expense	—	—	—	—	—	—	—	13,321	—	13,321	—	13,321
Distributions to noncontrolling interests	(23,777)	—	—	—	—	—	—	—	—	—	(8,662)	(8,662)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	600	600
Other	4,512	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	33,874	—	—	—	—	—	—	230,183	—	230,183	11,738	241,921
Amortization of terminated hedge
(net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $528)	—	—	—	—	—	—	—	—	868	868	—	868
Minimum pension liability (net of income tax effect of $281)	—	—	—	—	—	—	—	—	462	462	—	462

Subtotal—comprehensive income	33,874	—	—	—	—	—	—	230,183	1,114	231,297	11,738	243,035

Balance, December 31, 2010	211,761	$67	$897	$7	—	—	($128,049)	$2,125,989	($20,139)	$1,978,772	$44,999	$2,023,771

See Note 1 for revision related to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$275,795	$304,247	$240,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	223,997	204,703	195,766
Gains on sales of assets and businesses, net of losses	(1,993)	(1,346)	(21,464)
Stock based compensation expense	16,799	13,096	14,125
Provision for settlements	—	—	25,000
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	22,726	(1,402)	22,445
Construction management and other receivable	—	29,519	(20,693)
Accrued interest	8,408	357	(123)
Accrued and deferred income taxes	132	14,930	(3,483)
Other working capital accounts	(26,437)	(18,828)	3,878
Other assets and deferred charges	11,539	6,699	21,003
Other	812	755	2,811
Accrued insurance expense, net of commercial premiums paid	19,739	44,314	73,413
Payments made in settlement of self-insurance claims	(50,173)	(55,782)	(58,561)

Net cash provided by operating activities	501,344	541,262	494,187

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(239,274)	(379,748)	(354,537)
Acquisition of property and businesses	(1,958,298)	(12,499)	(23,481)
Proceeds received from sales of assets and businesses	21,460	9,770	82,062
Costs incurred for purchase and implementation of electronic health records application	(17,971)	(7,957)	—
Settlement proceeds received related to prior year acquisition, net of expenses	—	—	1,539
Investment in joint-venture	—	—	(1,249)

Net cash used in investing activities	(2,194,083)	(390,434)	(295,666)

Cash Flows from Financing Activities:
Reduction of long-term debt	(1,392,086)	(66,499)	(166,557)
Additional borrowings	3,266,146	26,069	151,129
Financing costs	(101,815)	—	(975)
Repurchase of common shares	(11,528)	(63,288)	(149,404)
Dividends paid	(19,422)	(16,706)	(16,150)
Issuance of common stock	3,594	3,290	2,354
Profit distributions to noncontrolling interests	(32,456)	(29,866)	(31,087)
Proceeds from sale of noncontrolling interests in majority owned business	600	—	—
Capital contributions from noncontrolling interests	—	121	2,333
Purchase of noncontrolling interests in majority owned businesses	—	(229)	(1,058)

Net cash provided by (used in) financing activities	1,713,033	(147,108)	(209,415)

Increase (decrease) in cash and cash equivalents	20,294	3,720	(10,894)
Cash and cash equivalents, beginning of period	9,180	5,460	16,354

Cash and cash equivalents, end of period	$29,474	$9,180	$5,460

Supplemental Disclosures of Cash Flow Information:
Interest paid	$76,900	$57,018	$62,285

Income taxes paid, net of refunds	$152,088	$155,368	$130,379

Supplemental Disclosures of Noncash Investing and Financing Activities:
See Notes 2, 4 and 7

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Services provided by our hospitals, all of which are operated by subsidiaries of ours include general and specialty surgery, internal medicine, obstetrics, emergency room care, radiology, oncology, diagnostic care, coronary care, pediatric services, pharmacy services and/or behavioral health services. We, through our subsidiaries, provide capital resources as well as a variety of management services to our facilities, including central purchasing, information services, finance and control systems, facilities planning, physician recruitment services, administrative personnel management, marketing and public relations.

The more significant accounting policies follow:

A) Principles of Consolidation: The consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships controlled by us or our subsidiaries as the managing general partner. All significant intercompany accounts and transactions have been eliminated.

B) Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 38% of our net patient revenues during each of 2010, 2009 and 2008. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 46% of our net patient revenues during each of 2010, 2009 and 2008.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2010, 2009 or 2008.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $807 million during 2010, $671 million during 2009 and $609 million during 2008.

C) Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payments and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient is sent a series of statements and collection letters. Patients that express an inability to pay are reviewed for potential sources of assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort. Our accounts receivable are recorded net of established charity care reserves of $99 million as of December 31, 2010 and $61 million as of December 31, 2009.

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

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. At December 31, 2010 and December 31, 2009, accounts receivable are recorded net of allowance for doubtful accounts of $249 million and $169 million, respectively.

D) Concentration of Revenues: Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 21% in 2010 and 22% in each of 2009 and 2008, of our consolidated net revenues. On a combined basis, our facilities in the McAllen/Edinburg, Texas market (consisting of three acute care facilities, a children’s hospital and a behavioral health facility) contributed 6% in 2010 and 7% in each of 2009 and 2008 of our consolidated net revenues.

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

We capitalize interest expense on major construction projects while in progress. We capitalized interest on major construction projects amounting to $7.6 million during 2010, $11.6 million during 2009 and $7.9 million during 2008.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $202.8 million during 2010, $184.6 million during 2009 and $176.1 million during 2008.

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

H) Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2010 which indicated no impairment of goodwill. There were also no goodwill impairments during 2009 or 2008. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2010 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2009	$391,046	$341,891	$732,937
Goodwill divested during the period	(1,201)	—	(1,201)
Adjustments to goodwill (a)	—	949	949

Balance, January 1, 2010	389,845	342,840	732,685
Goodwill acquired during the period	510	1,895,276	1,895,786
Goodwill divested during the period	(871)	—	(871)
Adjustments to goodwill (b)	—	(37,686)	(37,686)

Balance, December 31, 2010	$389,484	$2,200,430	$2,589,914

(a)	Consists of adjustments to prior year purchase price allocations.
(b)	The reduction to the Behavioral Health Services’ goodwill consists primarily of a reclassification to “assets of facilities held for sale” and represents the goodwill attributable to a legacy facility which we agreed to divest pursuant to our agreement with the Federal Trade Commission.

I) Other Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010 consisting of Medicare licenses, certificates of need and contracts to manage the operations of behavioral health services owned by third-parties; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) deposits; (v) investments in various businesses, including Universal Health Realty Income Trust; (vi) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (vii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (viii) other miscellaneous assets. As of December 31, 2010 other intangible assets, net of accumulated amortization, were approximately $100 million. Other intangible assets, net of accumulated amortization, were not material to our financial statements as of December 31, 2009.

J) Physician Guarantees and Commitments: As of December 31, 2010, our accrued liabilities-other, and our other assets include $8 million of estimated future payments related to physician-related contractual commitments. Pursuant to contractual guarantees outstanding as of December 31, 2010 that are applicable to future years, we have $15 million of potential future financial obligations of which $13 million are potential obligations during 2011 and $2 million are potential obligations during 2012 and later.

K) Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. See Note 8 for discussion of revisions to prior year general and professional liability reserves and self-insurance liability assumed in connection with our acquisition of PSI in November, 2010. Based on the results of workers’ compensation reserves analyses, we recorded reductions of prior year reserves of $4 million during 2010, $7 million during 2009 and $4 million during 2008.

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

See Note 6 for additional disclosure regarding income taxes.

M) Other Noncurrent Liabilities: Other noncurrent liabilities include the long-term portion of our professional and general liability, workers’ compensation reserves, pension and deferred compensation liabilities, liability incurred in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife and interest rate swap liabilities.

N) Redeemable Noncontrolling Interests and Noncontrolling Interest: Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, the majority ownership interest of which was acquired by us as result of our acquisition of PSI in November, 2010. The redeemable noncontrolling interests balances of $212 million and $197 million as of December 31, 2010 and 2009, respectively, and the noncontrolling interests balances of $45 million and $41 million as of December 31, 2010 and 2009, respectively, consist primarily of the third-party ownership interests in these hospitals.

Generally accepted accounting principles require that noncontrolling interests be classified as equity and we have previously presented all noncontrolling interests in total equity. However, since certain of our noncontrolling interests have redemption rights outside of our control, those noncontrolling interests are classified outside of permanent equity and reflected as redeemable noncontrolling interests. As previously disclosed in our Reports on Form 10-Q for the quarterly periods ended June 30, 2010 and September 30, 2010, noncontrolling interests with an estimated redemption amount of $197 million as of December 31, 2009 and $186 million as of December 31, 2008, have been reclassified from total equity to redeemable noncontrolling interests outside of permanent equity. These revisions did not affect stockholders’ equity attributable to UHS nor did they affect any previously reported percentages based upon equity (such as percentage of debt to total capitalization and return on average equity), since we have based those calculations on only stockholders’ equity attributable to UHS (as opposed to total equity). We do not believe that these revisions, which are reflected on our Consolidated Statements of Common Stockholders’ Equity for the years ended December 31, 2009 and 2008, as included herein, are material to the condensed consolidated financial statements for the prior years.

The applicable sections of our December 31, 2009 Consolidated Balance Sheet and Consolidated Statements of Changes in Equity for the Years Ended December 31, 2009 and 2008, as reported and as revised, are as follows (amounts in thousands):

	As reported Dec. 31, 2009	As revised Dec. 31, 2009	As reported Jan. 1, 2009	As revised Jan. 1, 2009	As reported Jan. 1, 2008	As revised Jan. 1, 2008

Redeemable noncontrolling interest	—	$197,152	—	$186,097	—	$176,726

Equity:
Universal Health Services, Inc. common stockholders’ equity	1,751,071	1,751,071	1,543,850	1,543,850	1,517,199	1,517,199
Noncontrolling interest	238,475	41,323	226,735	40,638	210,184	33,458

Total equity	$1,989,546	$1,792,394	$1,770,585	$1,584,488	$1,727,383	$1,550,657

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet as of December 31, 2010, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2010, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

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

Q) Stock-Based Compensation: At December 31, 2010, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2010, 2009 and 2008, there were no net excess tax benefits generated.

R) Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2010	2009	2008
Basic and diluted:
Income from continuing operations	$275,795	$304,247	$233,634
Less: Net income attributable to noncontrolling interest	(45,612)	(43,874)	(40,693)
Less: Net income attributable to unvested restricted share grants	(918)	(1,146)	(719)

Income from continuing operations attributable to UHS—basic and diluted	$229,265	$259,227	$192,222
Income from discontinued operations, net of taxes	—	—	6,436

Net income attributable to UHS—basic and diluted	$229,265	$259,227	$198,658

Weighted average number of common shares—basic	96,786	97,794	101,222
Basic earnings per share attributable to UHS:
From continuing operations	$2.37	$2.65	$1.90
From discontinued operations	—	—	0.06

Total basic earnings per share	$2.37	$2.65	$1.96

Weighted average number of common shares	96,786	97,794	101,222
Net effect of dilutive stock options and grants based on the treasury stock method	1,187	481	196

Weighted average number of common shares and equivalents—diluted	97,973	98,275	101,418
Diluted earnings per share attributable to UHS:
From continuing operations	$2.34	$2.64	$1.90
From discontinued operations	—	—	0.06

Total diluted earnings per share	$2.34	$2.64	$1.96

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 1,000 during 2010, 3.6 million during 2009 and 1.9 million during 2008.

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

U) Mergers and Acquisitions: The acquisition method of accounting for business combinations requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values with limited exceptions. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The fair value of intangible assets, including Medicare Licenses, Certificates of Need, and certain contracts, is based on significant judgments made by our management, and accordingly, for significant items we typically obtain assistance from third party valuation specialists.

V) Accounting Standards:

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

Fair Value Measurements and Disclosures: The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures about Fair Value Measurements (“ASU 2010-06). ASU 2010-06 affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.

Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. ASU No. 2010-06 is not expected to have a significant impact on our disclosures.

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2010:

2010 Acquisitions of Assets and Businesses:

During 2010, we spent $1.96 billion and assumed $1.08 billion of debt on the acquisition of businesses and real property, including the following:

•

the acquisition of Psychiatric Solutions, Inc. on November 15, 2010 for a total purchase price of $3.04 billion consisting of $1.96 billion in cash plus the assumption of approximately $1.08 billion of PSI’s debt, the majority of which has since been refinanced. PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands, and;

•

the acquisition of substantially all of the assets of an outpatient surgery center located in Florida in which we previously held a 20% minority ownership interest. The purchase price consideration in connection with this transaction, which occurred during the first quarter, consisted of acquisition of the net assets less the assumption of the outstanding liabilities and third-party debt.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their preliminary estimated fair values as follows:

Amount (000s)
Working capital, net	$65,000
Assets held for sale	67,000
Property, plant & equipment	940,000
Goodwill	1,896,000
Other assets	132,000
Income tax assets, net of deferred tax liabilities	2,000
Debt	(1,082,000)
Liabilities held for sale	(1,000)
Redeemable noncontrolling interests	(5,000)
Other liabilities	(56,000)

Cash paid in 2010 for acquisitions	$1,958,000

Goodwill of the facilities acquired is computed, pursuant to the residual method, by deducting the fair value of the acquired assets and liabilities from the total purchase price. The factors that contribute to the recognition of goodwill, which may also influence the purchase price, include the following for each of the acquired facilities: (i) the historical cash flows and income levels; (ii) the reputations in their respective markets; (iii) the nature of the respective operations, and; (iv) the future cash flows and income growth projections.

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). Pursuant to the terms of our agreement with the FTC, we are required to divest the facilities in Delaware and Nevada within approximately six months and the facility in Puerto Rico within approximately nine months from the date the FTC finalizes the agreement. As of the date of this filing, our agreement with the FTC is not final and thus, the time period within which we must divest the facilities has not yet commenced. The operating results for the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during 2010 from the November 15th date of acquisition through December 31st. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our 2010 consolidated financial statements, it is included as a reduction to other operating expenses. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2010. The assets of facilities held for sale includes $11 million of accounts receivable, $18 million of property and equipment, $89 million of goodwill and $1 million of other assets. The liabilities of facilities held for sale includes $2 million of accounts payable and $2 million of accrued compensation and related benefits.

During 2008, we sold a 125-bed acute care hospital located in Pennsylvania and commenced divestiture considerations for the real property of our four acute care facilities located in Louisiana that were severely damaged and closed during 2005 as a result of damage sustained from Hurricane Katrina. The operating results and gain on divestiture for the facility located in Pennsylvania are reflected as “Income/(loss) from discontinued operations, net of income tax expense” in the Consolidated Statements of Income for 2008.

The following table shows the results of operations of these facilities, on a combined basis, for all facilities reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Net revenues	$4,155	$—	$58,467
Income (loss) from discontinued operations	859	—	(2,996)
Gain on divestiture	—	—	13,413

Income from discontinued operations, before income tax expense	859	—	10,417
Income tax expense	(318)	—	(3,981)

Income from discontinued operations, net of income tax expense	$541	—	$6,436

Assuming the acquisition of PSI occurred on January 1, 2009, our 2009 pro forma net revenues would have been approximately $7.01 billion and our pro forma net income attributable to UHS and pro form net income attributable to UHS per diluted share would have been $211 million and $2.14 per diluted share, respectively. The 2009 pro forma net income attributable to UHS and net income attributable to UHS per diluted share include the after-tax impact of the transaction costs incurred by us in connection with the acquisition of PSI amounting to $79 million or $.81 per diluted share.

Our 2010 pro forma net revenues would have been approximately $7.30 billion and our pro forma net income attributable to UHS and pro forma net income attributable to UHS per diluted share would have been $342 million and $3.47 per diluted share, respectively.

During the period of November 16, 2010 through December 31, 2010, the facilities acquired from PSI generated $227 million of net revenues which are included in our consolidated net revenues for the year ended December 31, 2010. The aggregate effect of the earnings generated by these facilities since the date of acquisition, less the cost on the borrowings utilized to finance the acquisition, was not material to our 2010 net income attributable to UHS and net income attributable to UHS per diluted share.

2010 Divestitures of Assets and Businesses:

During 2010, we received $21 million from the divestiture of assets and businesses, including the following:

•	the sale of our minority ownership interest in a healthcare technology company;

•	the sale of a portion of our ownership interest in an outpatient surgery center located in Texas, and;

•	the sale of the real property of Methodist Hospital located in Louisiana that was severely damaged and closed in 2005 as a result of Hurricane Katrina.

The pre-tax gain, net of losses, resulting from the above-mentioned transactions did not have a material impact on our 2010 financial statements.

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

Assuming the acquisition of the behavioral health facility located in Colorado occurred on January 1, 2009, the pro forma effect on our 2009 net revenues, income from continuing operations, income from continuing operations per basic and diluted share, net income attributable to UHS and net income attributable to UHS per basic and diluted share was immaterial. Assuming the acquisition occurred on January 1, 2008, the pro forma effect on our 2008 net revenues, income from continuing operations, income from continuing operations per basic and diluted share, net income attributable to UHS and net income attributable to UHS per basic and diluted share was immaterial.

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

In addition to the $13 million pre-tax gain recording during 2008 on the sale Central Montgomery Medical Center, which is included in income/(loss) from discontinued operations, net of income tax expense, our 2008 income from continuing operations includes a combined pre-tax gain of $8 million from the sale of our ownership interest in a third-party provider of supply chain services and the sale our ownership interest in an outpatient surgery center and certain other real property assets.

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2010, 2009, and 2008, we had no fair value hedges outstanding.

Cash Flow Hedges:

Our interest expense is sensitive to changes in the general level of interest rates. To mitigate the impact of fluctuations in domestic interest rates, a portion of our debt is fixed rate accomplished by either borrowing on a long-term basis at fixed rates or by, from time to time, entering into interest rate swap and interest rate cap transactions. Interest rate swap agreements require us to pay fixed and receive floating interest rates or to pay floating and receive fixed interest rates over the life of the agreements. Interest rate caps provide for us to receive a payment for each quarter the 3-month LIBOR exceeds a given strike price. We may also, from time to time, enter into treasury locks (“T-Locks”) to protect from a rise in the yield of the underlying treasury security for a forecasted bond issuance.

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

During the fourth quarter of 2010, we entered into three interest rate caps on a total notional amount of $1 billion whereby we paid a premium of $240,000 in exchange for the counterparties agreeing to pay the difference between 2.25% and three-month LIBOR if the 3 month LIBOR rate rises above 2.25% during the term of the caps. If the three month LIBOR does not reach 2.25% during the term of the caps, no payment is made to us. All of the caps expire on December 15, 2011. We also entered into four forward starting interest rate swaps in the fourth quarter of 2010 whereby we pay a fixed rate on a total notional amount of $600 million and receive 3-month LIBOR. Each of the four swaps become effective on December 15, 2011 and will mature on May 15, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive 3-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduced to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $10 million at December 31, 2010, of which $2 million is included in other current liabilities and $8 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was $12 million as of December 31, 2009 which is included in other noncurrent liabilities.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2010	2009
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $11,962 in 2010 and $6,959 in 2009) and term loans with varying maturities through 2038; weighted average interest at 6.5% in 2010 and 6.3% in 2009 (see Note 7 regarding capitalized leases)	$49,355	$13,324
Revolving credit and demand notes	187,500	329,200
Term Loan A, net of unamortized discount of $7,678	1,042,322	—
Term Loan B, net of unamortized discount of $23,500	1,576,500	—
Revenue bonds, interest at floating rates of 0.3% at December 31, 2010 and 2009, respectively, with varying maturities through 2015	5,300	5,300
Accounts receivable securitization program	204,000	10,000
6.75% Senior Secured Notes due 2011, net of the unamortized discount of $9 in 2010 and $19 in 2009, and fair market value adjustment of $559 in 2010 and $1,169 in 2009.	200,550	201,150
7.125% Senior Secured Notes due 2016, including unamortized net premium of $24 in 2010 and $28 in 2009	400,024	400,028
7.00% Senior Unsecured Notes due 2018	250,000	—

	3,915,551	959,002
Less-Amounts due within one year	(3,449)	(2,573)

	$3,912,102	$956,429

On November 15, 2010, we terminated our credit agreement dated March 4, 2005 (the “Prior Credit Agreement”). The Prior Credit Agreement provided for an unsecured revolving line of credit of up to $800 million including a $100 sublimit for letters of credit. The interest rate on borrowings was determined, at our option, as either (i) the LIBOR plus a spread of 0.33% to 0.575% or (ii) at the higher of the prime rate or the federal funds rate plus 0.5%. A facility fee ranging from 0.07% to .175% based on our credit ratings from Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. was required on the total commitment.

Also, on November 15, 2010, we entered into a new credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement provides for a senior secured credit facility in an aggregate amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The senior secured credit facility is secured by substantially all of the assets of the Company and our material subsidiaries (the “Collateral”) and guaranteed by our material subsidiaries.

Borrowings made pursuant to the Credit Agreement will bear interest at a rate per annum equal to, at our election, (1) at the greatest of: (a) the lender’s prime rate; (b) the weighted average of the federal funds rate, plus 0.5%, and; (c) one month LIBOR plus 1%, in each case, plus an applicable margin which ranges from 1.50% to 3.00%, initially 2.25%, 2.25% and 3.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively, or: (2) one, two, three, or six month LIBOR (at our election), plus an applicable margin ranging from 2.5% to 4.0% initially 3.25%, 3.25% and 4.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively. At no time shall the LIBOR rate used to determine the rate on a tranche B Term Loan be deemed to be less than 1.50%. A commitment fee ranging from .25% to .50% is required on the unused commitment. At December 31, 2010 the applicable commitment fee was .50%. Commencing with the quarter ending June 30, 2011 the applicable margins for the Term Loan A facility and the revolving credit facility are subject to increase or decrease based upon our consolidated leverage ratio or upon our credit ratings from Standard & Poor’s Rating Services and Moody’s Investor Services Inc. at such time. There are no compensating balance requirements.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization; the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $204 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program.

As of December 31, 2010, we had $3 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of December 31, 2010, we had an aggregate of $577 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $71 million of outstanding letters of credit and $3 million of outstanding borrowings pursuant to the short-term, on-demand note.

On November 15, 2010, in connection with our acquisition of PSI, we assumed $1.08 billion of PSI’s outstanding debt. As of December 15, 2010, $1.05 billion of PSI’s outstanding borrowings, in addition to $29 million of call premiums and original issue discounts related to PSI’s senior subordinated notes, was repaid utilizing funds borrowed under our Credit Agreement. In connection with PSI’s 7.75% senior subordinated notes due in 2015 (“PSI Notes”), we provided notice of redemption of all the PSI Notes and irrevocably deposited $632 million (the redemption price plus interest through December 15, 2010) with the trustee on November 15, 2010 thereby satisfying and discharging our obligations under the PSI Notes.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. The funds generated from this debt issuance were held in escrow until the November 15, 2010 completion date of the PSI acquisition. Interest on the Unsecured Notes is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016.

On June 30, 2006, we issued $250 million of senior notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of December 31, 2010.

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2015) and our 6.75% Notes (due in 2011) will be equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

The average amounts outstanding during 2010, 2009, and 2008 are under the Credit Agreement, Prior Credit Agreement, demand notes and accounts receivable securitization program were $610 million, $287 million and $431 million, respectively, with corresponding interest rates of 3.4%, 1.7%, and 3.9% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.11 billion in 2010, $356 million in 2009, and $566 million in 2008. The effective interest rate on our Credit Agreement, accounts receivable securitization program and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 5.0% in 2010, 3.9% in 2009, and 4.5% in 2008.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement includes covenants that include (1) a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and (2) requires compliance financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2010.

The fair value of our long-term debt at December 31, 2010 and 2009 was $3.96 billion and $1.02 billion respectively.

Aggregate maturities follow:

(000s)
2011	$3,449
2012	2,678
2013	206,693
2014	4,942
2015	1,436,483
Later	2,261,306

Total	$3,915,551

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

Dividends

Cash dividends of $.20 per share ($19 million in the aggregate) was declared and paid during 2010, $.17 per share ($17 million in the aggregate) were declared and paid during 2009 and $.16 per share ($16 million in the aggregate) were declared and paid during 2008.

Stock Repurchase Programs

During 1999, 2004, 2005, 2006 and 2007, our Board of Directors approved stock repurchase programs authorizing us to purchase up to an aggregate of 43 million shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2010:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2008							11,250,184
2008	—	6,587,136	$0.01	6,536,636	$22.86	$149,404	4,713,548
2009	—	2,574,209	$0.01	2,561,209	$24.71	$63,288	2,152,339
2010	—	301,933	$0.01	293,933	$39.22	$11,528	1,858,406

Total for three year period ended December 31, 2010	—	9,463,278	$0.01	9,391,778	$23.87	$224,220

(a)	Includes 8,000 during 2010, 13,000 during 2009 and 50,500 during 2008 of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan.

Stock-based Compensation Plans

At December 31, 2010, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2010, 2009 and 2008, there were no net excess tax benefits generated.

Compensation costs related to outstanding stock options were recognized as follows: (i) a pre-tax charge of $13.3 million ($8.3 million after-tax) or $.08 per diluted share during 2010; (ii) $9.9 million ($6.2 million after-tax) or $.06 per diluted share during 2009, and; (iii) a pre-tax charge of $10.4 million ($6.4 million after-tax) or $.06 per diluted share during 2008. In addition, during the years ended 2010, 2009 and 2008, compensation costs of $3.1 million ($2.0 million after-tax), $2.8 million ($1.8 million after-tax) and $3.4 million ($2.1 million after-tax), respectively, were recognized related to restricted stock.

We adopted the 2005 Stock Incentive Plan, as amended in 2008, (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of fourteen million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 94,000, 2,499,750 and 2,665,500 stock options, net of cancellations, granted during 2010, 2009 and 2008, respectively. The per option weighted-average grant-date fair value of options granted during 2010, 2009, and 2008 was $7.84, $7.93 and $3.08, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions derived from averaging the number of options granted during the most recent five-year period that were granted or have vestings after January 1, 2006. The 2008 weighted-average assumptions were based upon twenty-two option grants, the 2009 weighted-average assumptions were based upon nineteen option grants and the 2010 weighted-average assumptions were based upon seventeen option grants.

Year Ended December 31,	2010	2009	2008
Volatility	27%	28%	28%
Interest rate	3%	3%	3%
Expected life (years)	3.6	3.6	3.6
Forfeiture rate	10%	10%	10%
Dividend yield	0.7%	0.7%	0.7%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2008	6,360,950	$25.94	$29.89 -$19.25
Granted	2,890,000	$16.50	$31.70 -$16.22
Exercised	(760,674)	$24.76	$29.89 -$19.25
Cancelled	(373,950)	$26.22	$29.26 -$22.57

Balance, January 1, 2009	8,116,326	$22.68	$31.70 -$16.22
Granted	2,635,000	$31.18	$31.18 -$31.18
Exercised	(1,582,376)	$23.71	$29.89 -$16.22
Cancelled	(366,500)	$22.84	$29.89 -$16.22

Balance, January 1, 2010	8,802,450	$25.03	$31.70 -$16.22
Granted	94,000	$30.40	$32.28 -$30.32
Exercised	(2,000,250)	$24.87	$31.70 -$16.22
Cancelled	(301,250)	$24.91	$31.18 -$16.22

Balance, December 31, 2010	6,594,950	$25.16	$32.28 -$16.22

Outstanding options vested and exercisable as of December 31, 2010	2,795,700	$25.11	$31.18 -$16.22

The following table provides information about unvested options for the year December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2010	6,345,500	$5.75
Granted	94,000	$7.84
Vested	(2,344,500)	$5.74
Cancelled	(295,750)	$5.69

Unvested options as of December 31, 2010	3,799,250	$5.80

The following table provides information about all outstanding options, and exercisable options, at December 31, 2010:

	Options Outstanding	Options Exercisable
Number	6,594,950	2,795,700
Weighted average exercise price	$25.16	$25.11
Aggregate intrinsic value as of December 31, 2010	$120,440,108	$51,193,866
Weighted average remaining contractual life	2.8	2.1

The total in-the-money value of all stock options exercised during the year ended December 31, 2010 was $26.8 million.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2010 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$16.22 – $24.45	3,277,450	$19.63	2.5	1,484,700	$20.81	1,607,021	$18.66
$25.32 – $29.26	826,000	29.02	0.8	780,750	29.17	40,562	26.46
$29.60 – $32.28	2,491,500	31.14	3.9	530,250	31.17	1,758,065	31.14

Total	6,594,950	$25.16	2.8	2,795,700	$25.11	3,405,648	$25.19

(a)	Assumes a weighted average forfeiture rate of 10.36%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan (“2010 Plan”), which replaced the Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”), which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions, and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 94,955, 138,870 and 117,914 shares issued pursuant to the Employee Stock Purchase Plan during 2010, 2009 and 2008, respectively. Compensation expense recorded in connection with this plan was $339,000, $316,000 and $328,000 during 2010, 2009 and 2008, respectively.

We have reserved 6.0 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 600,000 shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2010.

The 2001 Plan, as described above, expired in March, 2010. Under this plan, we had 2.4 million shares of Class B Common Stock reserved for issuance and have issued approximately 1.2 million shares, net of cancellations, pursuant to the terms of this plan as of December 31, 2010, of which 313,770 became fully vested during 2010, 31,638 became fully vested during 2009 and 296,400 became fully vested during 2008.

During the first quarter of 2010, pursuant to the 2001 Plan and prior to its expiration, the Compensation Committee of the Board of Directors (the “Committee”) approved the issuance of 49,472 restricted shares of our Class B Common Stock at $30.32 per share ($1.5 million in the aggregate) to our Chief Executive Officer (“CEO”) and Chairman of the Board. These shares, which were issued pursuant to a provision in our CEO’s employment agreement, are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated by reason of disability, death, without proper cause or due to breach of the CEO’s employment agreement by us, the vesting of these awards will occur immediately. In connection with this grant, we recorded compensation expense of $355,000 during 2010 and the remaining expense associated with this award (estimated at $1.1 million as of December 31, 2010) will be recorded over the remaining vesting periods of the award.

During the first quarter of 2009, pursuant to the 2001 Plan, the Committee approved the issuance of 109,850 restricted shares of our Class B Common Stock at $20.26 per share ($2.2 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 27,463 of these shares became fully vested in 2010. In connection with this grant, we recorded compensation expense of $556,000 during 2010 and $482,000 during 2009 and the remaining expense associated with this award (estimated at $1.2 million as of December 31, 2010) will be recorded over the remaining vesting periods of the award.

During the first quarter of 2008, pursuant to the 2001 Plan, the Committee approved the issuance of 62,190 restricted shares of our Class B Common Stock at $24.12 per share ($1.5 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 15,548 of these shares became fully vested in each of 2010 and 2009. In connection with this grant, we recorded compensation expense of $375,000 during each of 2010 and 2009 and $360,000 during 2008 and the remaining expense associated with this award (estimated at $390,000 as of December 31, 2010) will be recorded over the remaining vesting periods of the award.

During the fourth quarter of 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 61,362 restricted shares of our Class B Common Stock at $24.45 per share ($1.5 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 15,341 of these shares became fully vested in 2010 and 15,340 of these shares became fully vested in each of 2009 and 2008. In connection with this grant, we recorded compensation expense of $375,000 during each of 2010, 2009 and 2008. The remaining expense associated with this award (estimated at $333,000 as of December 31, 2010) will be recorded over the remaining vesting periods of the award.

Additionally, during 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 22,250 restricted shares of our Class B Common stock at a weighted average of $29.62 per share ($659,000 in the aggregate) to various employees. These shares have various vesting schedules. We recorded compensation expense of $135,000 during each of 2010, 2009 and 2008, in connection with these grants and the remaining expense associated with these awards (estimated at $162,000 as of December 31, 2010) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

During the fourth quarter of 2006, pursuant to the 2001 Plan, the Committee approved the issuance of 247,000 restricted shares (net of cancellations) of our Class B Common Stock at $25.71 per share ($6.4 million in the aggregate) to various officers and employees. These shares became fully vested in November, 2010. In connection with this grant, we recorded compensation expense of $1.3 million, $1.5 million and $1.4 million during 2010, 2009 and 2008, respectively.

At December 31, 2010, 23,588,743 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $3.5 million in 2010, $3.2 million in 2009 and $3.7 million in 2008. Including the stock option related compensation expense recorded pursuant to 123R, of $13.3 million in 2010, $9.9 million in 2009 and $10.4 million in 2008, we recorded a total stock compensation expense of $16.8 million in 2010, $13.1 million in 2009 and $14.1 million in 2008.

6) INCOME TAXES

Components of income tax expense/(benefit) from continuing operations are as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$129,394	$147,653	$126,222
Foreign	2,555	—	—
State	17,975	21,413	22,230

	$149,924	$169,066	$148,452
Deferred
Federal and foreign	2,102	1,669	(22,814)
State	276	(260)	(2,260)

	2,378	1,409	(25,074)

Total	$152,302	$170,475	$123,378

Deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009
Deferred income tax assets:
Self-insurance reserves	$121,249	$110,829
Compensation accruals	53,855	22,910
State net operating loss carryforwards and other state deferred tax assets	46,338	27,357
Other currently non-deductible accrued liabilities	19,016	18,378
Net pension liability—OCI only	9,268	9,549
Doubtful accounts and other reserves	31,046	4,142
Other combined items—OCI only	3,196	3,599

	$283,968	$196,764
Less: Valuation Allowance	$(32,352)	$(23,084)

Net deferred income tax assets:	$251,616	$173,680
Deferred income tax liabilities:
Depreciable and amortizable assets	$(299,566)	$(178,146)
Other deferred tax liabilities	(4,570)	(4,289)

Net deferred income tax assets ( liabilities)	$(52,520)	$(8,755)

Increases in deferred tax assets relating to self-insurance reserves, compensation related accruals, allowance for uncollectible patient accounts, and net operating losses and capital loss carryforwards as well as increases in deferred tax liabilities relating to depreciable and separately identifiable intangible assets primarily reflect the impact of deferred taxes recorded in conjunction with the acquisition of Psychiatric Solutions, Inc.

The effective tax rates, as calculated by dividing the provision for income taxes by income from continuing operations before income taxes, were as follows for each of the years ended December 31, 2010, 2009 and 2008 (dollar amounts in thousands):

	2010	2009	2008
Provision for income taxes	$152,302	$170,475	$123,378
Income from continuing operations before income taxes	428,097	474,722	357,012

Effective tax rate	35.6%	35.9%	34.6%

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income from continuing operations before income taxes, minus income from continuing operations attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2010, 2009 and 2008 (dollar amounts in thousands):

	2010	2009	2008
Provision for income taxes	$152,302	$170,475	$123,378
Income from continuing operations before income taxes	428,097	474,722	357,012
Less: Net income attributable to noncontrolling interests	(45,612)	(43,874)	(40,693)

Income from continuing operations before income taxes and after net income attributable to noncontrolling interests	382,485	430,848	316,319

Effective tax rate	39.8%	39.6%	39.0%

Impacting the effective tax rates during 2010 were the following items: (i) $5 million unfavorable discrete tax item recorded to adjust the non-deductible portion of certain transaction costs incurred during 2010 in connection with our acquisition of PSI; (ii) a $4 million unfavorable discrete tax item recorded to adjust for the non-deductible, $9 million charge incurred from split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife, partially offset by; (iii) a $4 million favorable discrete tax item recorded during 2010 to adjust the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government based upon the final agreement. Impacting the effective tax rates during 2009 was a $4 million unfavorable discrete tax item related to the estimated non-deductible portion of the South Texas Health System settlement.

A reconciliation between the federal statutory rate and the effective tax rate on continuing operations is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.1	3.2	4.1
Nondeductible transaction costs	1.3	—	—
Other items	0.4	1.4	(0.1)
Impact of noncontrolling interest	(4.2)	(3.7)	(4.4)

Effective tax rate	35.6	35.9	34.6
Impact of noncontrolling interest	4.2	3.7	4.4

Effective tax rate, including noncontrolling interest	39.8%	39.6%	39.0%

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal and state income taxes amounting to $51.2 million and $555,000 as of December 31, 2010 and 2009, respectively.

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009
Current deferred taxes
Assets	$123,362	$53,584
Liabilities	(2,528)	(2,248)

Total deferred taxes-current	$120,834	$51,336

Noncurrent deferred taxes
Assets	$128,254	$120,096
Liabilities	(301,608)	(180,187)

Total deferred taxes-noncurrent	(173,354)	(60,091)

Total deferred tax assets (liabilities)	$(52,520)	$(8,755)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2010, state net operating loss carryforwards (expiring in years 2011 through 2030), and credit carryforwards available to offset future taxable income approximated $662 million, representing approximately $33.3 million in deferred state tax benefit (net of the federal benefit). At December 31, 2010 related to the acquisition of Psychiatric Solutions, Inc., there were federal net operating losses of $3.3 million expiring in 2022 representing approximately $1.1 million in deferred federal tax benefits, federal and state capital loss carryforwards of $9.0 million expiring in 2014 representing approximately $3.4 million in deferred federal and state tax benefit, and foreign net operating loss carryforwards of approximately $10.6 million expiring through 2017 representing approximately $4.5 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized, therefore, valuation allowances of $27.8 million and $23.1 million have been reflected as of

December 31, 2010 and 2009, respectively. During 2010, the valuation allowance on these state tax benefits increased by $3.1 million due to additional net operating losses incurred and an increase of $1.6 million due to Psychiatric Solutions, Inc. In addition, there was a $4.5 million increase in the valuation allowance related to foreign net operating losses due to Psychiatric Solutions, Inc.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. During 2010 and 2009, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $3.2 million and $2.0 million, respectively, due to tax positions taken in the current and prior years. The increase in 2010 is primarily attributable to tax positions taken by Psychiatric Solutions, Inc. on pre-acquisition tax return years. Also during 2010, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $1 million. The balance at December 31, 2010 and 2009, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $5 million and $4 million, respectively.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2010 and 2009, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2007 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months however it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (amounts in thousands).

	As of December 31,
	2010	2009	2008
Balance at January 1,	$5,754	$3,759	$2,450
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in the prior years	2,076	1,245	1,641
Gross amount of increase and decrease in unrecognized tax benefits as a result of tax positions taken in the current year	1,219	750	750
Amount of decrease in unrecognized tax benefits as a result of settlement	(219)	—	—
Amount of decrease in unrecognized tax benefits as a lapse in statute	(907)	—	(1,082)

Balance at December 31,	$7,923	$5,754	$3,759

7) LEASE COMMITMENTS

Certain of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2011 through 2014 (see Note 9). Certain of these leases also contain provisions allowing us to purchase the leased assets during the term or at the expiration of the lease at fair market value. We also lease the real property of certain facilities acquired by us in connection with the acquisition of PSI in November, 2010.

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2010	2009
Land, buildings and equipment	$38,712	$40,499
Less: accumulated amortization	(35,627)	(40,096)

	$3,085	$403

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2010, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2011	$2,668	$65,549
2012	2,464	39,038
2013	2,310	24,957
2014	1,316	16,284
2015	1,224	10,894
Later Years	7,338	39,036

Total minimum rental	$17,320	$195,758

Less: Amount representing interest	(5,358)

Present value of minimum rental commitments	11,962
Less: Current portion of capital lease obligations	(1,874)

Long-term portion of capital lease obligations	$10,088

In the ordinary course of business, our facilities routinely lease equipment pursuant to month-to-month lease arrangements that will likely result in future lease & rental expense in excess of the amounts indicated above. Capital lease obligations of $7.1 million in 2010, $700,000 in 2009 and $3.4 million in 2008 were incurred when we assumed capital lease obligations upon the acquisition of facilities or entered into capital leases for new equipment.

8) COMMITMENTS AND CONTINGENCIES

Professional and General Liability Claims and Property Insurance

Professional and General Liability

Effective January 1, 2008, most of our subsidiaries became self-insured for professional and general liability exposure up to $10 million per occurrence (as compared to $20 million per occurrence prior to 2008). Prior to our acquisition of PSI in November, 2010, our subsidiaries purchased several excess policies through commercial insurance carriers which provide for coverage in excess of $10 million up to $200 million per occurrence and in the aggregate. However, we are liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Prior to our acquisition in November, 2010, the PSI facilities were commercially insured for professional and general liability insurance claims in excess of a $3 million self-insured retention to a limit of $75 million. PSI utilized its captive insurance company to manage the self-insured retention and that captive insurance company remains in place after our acquisition of PSI.

Since our acquisition of PSI on November 15, 2010, the former PSI subsidiaries are self-insured for professional and general liability exposure up to $3 million per occurrence and our legacy subsidiaries (which are not former PSI subsidiaries) are self-insured for professional and general liability exposure up to $10 million per occurrence. Effective November, 2010, our subsidiaries (including the former PSI subsidiaries) were provided with several excess policies through commercial insurance carriers which provide for coverage in excess of the applicable per occurrence self-insured retention (either $3 million or $10 million) up to $200 million per occurrence and in the aggregate. We remain liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Given our significant self-insured exposure for professional and general liability claims, there can be no assurance that a sharp increase in the number and/or severity of claims asserted against us will not have a material adverse effect on our future results of operations.

Upon our acquisition of PSI, we conducted a thorough analysis of PSI’s claims and related reserves and, with the assistance of an independent third-party actuary, we determined that the aggregate self-insured retention estimate for the pre-acquisition professional and general liability claims amounted to $51 million which is included in our total accrual as of December 31, 2010, as discussed below.

As of December 31, 2010, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $289 million, of which $60 million is included in current liabilities. As of December 31, 2009, the total accrual for our professional and general liability claims was $266 million, of which $46 million is included in other current liabilities.

Based upon the results of reserve analyses, we recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $49 million during 2010 and $23 million during 2009. These favorable changes in our estimated future claims payments were due to: (i) an increased weighting given to company-specific metrics (to 75% from 50%), and decreased general industry metrics (to 25% from 50%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends. Actuarially determined estimates for our 2011 provision for self-insured professional and general liability claims were developed based upon similar metrics and weighting.

Property Insurance

Acute care facilities and legacy behavioral health care facilities

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to $250,000 deductible. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses.). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility.

Behavioral health care facilities acquired in November, 2010

The newly acquired facilities formerly owned by PSI have all risk property coverage with a loss limit of $100 million with a $25,000 deductible. Earth movement losses, except California, are subject to an annual aggregate loss limit of $100 million with a $50,000 per occurrence deductible. Earthquake coverage in California is further sub-limited to an annual aggregate loss limit of $50 million with a deductible of 5% of the declared total insurable value of the property. Named windstorms are insured to $100 million per occurrence but are potentially subject to applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. Flood losses are subject to an annual aggregate loss limit of $100 million with deductibles ranging from $50,000 to $100,000. Flood losses that occur in designated high hazard areas are sub-limited to $25 million with a $500,000 deductible.

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

Legal Proceedings

U.S. v. Marion and UHS:

In late 2007, July, 2008 and January, 2009, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued a series of subpoenas seeking documents related to the treatment of Medicaid beneficiaries at two of our facilities, Marion Youth Center and Mountain Youth Academy,. It was our understanding at that time that the OIG was investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided which could be considered to be a basis for a false claims act violation. In August, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. It was our understanding at that time that the Office of Attorney General was investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

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

Consequently, in November, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Services, LLC (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The complaint originally alleged causes of action pursuant to the federal and state false claims acts, the Virginia fraud statute, and unjust enrichment. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. In April, 2010, the defendants in the lawsuit filed motions to dismiss the claims filed by the government and the former employees. In July, 2010, the court ruled on the motions, granting them in part and denying them in part. The court has allowed the government to proceed with its claims under the federal and state false claims act and the Virginia fraud statute. In addition, the court has allowed the former employees to proceed with parts of their employment related and retaliation claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in Sacramento County Superior Court. The plaintiffs allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June, 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility had been funding the legal defense of this case since that time. Recently, the court approved the agreed upon $9.5 million settlement of this matter which we paid to the plaintiffs in January, 2011. Since we have made a demand on the former owners of the facility for repayment, and intend to pursue collection of the $9.5 million pursuant to the June, 2008 indemnification agreement (although we can provide no assurance that we will collect the entire $9.5 million), the settlement amount and related receivable is reflected in other current assets and other accrued liabilities on our Consolidated Balance Sheet as of December 31, 2010.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a subsidiary, and one of our non-public schools in California operated by one of our subsidiaries have been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS Schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements to qualify as a non-public school. Plaintiffs have also claimed that we committed unfair business practices associated with these allegations. We deny liability and intend to defend this case vigorously. We are presently uncertain as to the legal viability of the claims and are unable to determine the extent of potential financial exposure, if any, at this time.

Wage and Hour Class Actions:

Ethridge v. Universal Health Services et. al:

In June, 2008, we and one of our acute care facilities, Lancaster Community Hospital, were named as defendants in a wage and hour lawsuit in Los Angeles County Superior Court. This is a purported class action lawsuit alleging that the hospital failed to provide sufficient meal and break periods to certain employees. In June, 2010 a settlement was reached with the attorneys for the class representative. The settlement was recently approved by the court. The reserve established for the settlement of this matter did not have a material impact on our 2010 consolidated financial position or results of operations.

Other:

We and/or our subsidiaries are presently involved in three other wage and hour class action cases in California and Tennessee. Two of those cases have been certified as a class by the California State Superior Court in Alameda County and the United States District Court for the Western District of Tennessee, respectively. At present, we are uncertain as to the extent of potential financial exposure but do not believe potential settlements or judgments in these cases will have a material impact on our consolidated financial position or results of operations.

Department of Justice ICD Investigation:

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Claims Determination regarding these devices. At present, we are uncertain as to the extent of the claims, liability for such claims and potential financial exposure in connection with this matter.

Other Matters

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure, certifications, and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

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

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity. Unrelated to these developments, we expect a competitor to open a newly constructed acute care hospital during the first quarter of 2011. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the years ended December 31, 2010 and 2009, after deducting an allocation for corporate overhead expense, SWHCS generated approximately 1.1% and 4.3%, respectively, of our income from operations after income attributable to noncontrolling interest.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We are uncertain at this time as to potential liability and damages but intend to defend the case vigorously.

Department of Justice Investigation of Sierra Vista:

In 2009, Sierra Vista Hospital in Sacramento, California learned of an investigation by the U.S. Department of Justice (“DOJ”) relating to Medicare services provided by the facility. The DOJ ultimately notified the facility that with respect to partial hospitalization and outpatient services, the DOJ believed that the medical record documentation did not adequately support the claims submitted for reimbursement by Medicare. We recently reached a tentative financial settlement with the DOJ. The reserve established in connection with this matter did not have a material impact on our consolidated financial position or results of operations. As part of that agreement, the facility will be subject to a corporate integrity agreement, the terms of which have not yet been finalized.

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Department of Justice Investigation of Riveredge Hospital:

In 2008, Riveredge Hospital in Chicago, Illinois received a subpoena from the DOJ requesting certain information from the facility. Additional requests for documents were also received from the DOJ in 2009 and 2010. The requested documents have been provided to the DOJ and we continue to cooperate with the DOJ with respect to this investigation. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending.

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

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2010 as follows: (i) other combined estimated future purchase obligations of $178 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($82 million), expected costs to be paid to a third-party vendor in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities ($81 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($15 million), and; (ii) combined estimated future payments of $255 million related to our non-contributory, defined benefit pension plan ($220 million consisting of estimated payments through 2087), other retirement plan liabilities ($14 million) and deferred severance payments related to our acquisition of PSI in November, 2010 ($21 million).

As of December 31, 2010 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2010 totaled $76 million consisting of: (i) $63 million related to our self-insurance programs; (ii) $3 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $10 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2010, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $1.8 million during 2010 and $1.6 million during each of 2009 and 2008. Our pre-tax share of income from the Trust was $1.0 million during 2010, $1.1 million during 2009 and $900,000 during 2008 and is included in net revenues in the accompanying consolidated statements of income for each year. The carrying value of this investment was $7.3 million and $8.1 million at December 31, 2010 and 2009, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of this investment was $28.8 million at December 31, 2010 and $25.2 million at December 31, 2009, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the hospital facilities with the Trust was $16.2 million during 2010, $16.3 million during 2009 and $16.1 million during 2008. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Split-dollar Life Insurance Agreements:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. During the fourth quarter of 2010, we paid approximately $6 million in premium payments. We recorded a pre-tax and after-tax expense of $9 million during the fourth quarter of 2010 representing the present value of our projected premium funding commitment over the terms of the policies.

Other Related Party Transactions:

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $20.8 million, $20.4 million and $19.8 million in 2010, 2009 and 2008, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2010 and 2009:

	2010	2009
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$61,451	$46,432
Actual return (loss) on plan assets	10,027	13,718
Employer contributions	6,657	5,950
Benefits paid	(4,256)	(4,164)
Administrative expenses	(477)	(485)

Fair value of plan assets at end of year	$73,402	$61,451
Change in benefit obligation:
Benefit obligation at beginning of year	$85,476	$84,483
Service cost	1,140	1,191
Interest cost	4,958	4,834
Benefits paid	(4,256)	(4,164)
Actuarial (gain) loss	6,195	(868)

Benefit obligation at end of year	$93,513	$85,476
Amounts recognized in the Consolidated Balance Sheet:
Other noncurrent liabilities	20,110	24,025

Total liability at end of year	$20,110	$24,025

Additional year end information for Pension Plan
Projected benefit obligation	$93,513	$85,476
Accumulated benefit obligation	91,559	83,140
Fair value of plan assets	73,402	61,451

	2010	2009	2008
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,140	$1,191	$1,192
Interest cost	4,958	4,834	4,827
Expected return on plan assets	(5,151)	(3,927)	(5,345)
Recognized actuarial loss	2,538	4,676	276

Net periodic cost	$3,485	$6,774	$950

	2010	2009
Measurement Dates
Benefit obligations	12/31/2010	12/31/2009
Fair value of plan assets	12/31/2010	12/31/2009

	2010	2009
Weighted average assumptions as of December 31
Discount rate	5.54%	5.96%
Rate of compensation increase	4.00%	4.00%

	2010	2009	2008
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	5.96%	5.87%	6.48%
Expected long-term rate at return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $91,559 and $83,140 as of December 31, 2010 and 2009, respectively. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2010 and 2009. In 2010 and 2009, the accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet. We estimate that there will be $2,427 of net loss that will be amortized from accumulated other comprehensive income over the next fiscal year.

Our pension plans assets were $73,402 and $61,290 at December 31, 2010 and 2009, respectively. The market values of our pension plan assets at December 31, 2010 and December 31, 2009 by asset class were as follows:

December 31, 2010	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$22,010	$—	$22,010	$—
U.S. Mid Cap	1,468	—	1,468	—
U.S. Small-Mid Cap	6,295	—	6,295	—
U.S. Small Cap	1,471	—	1,471	—
International Developed	10,353	—	10,353	—
Emerging Markets	3,709	—	3,709	—
Fixed income:
Core Fixed Income	11,542	—	11,542	—
Long Duration Fixed Income	11,421	—	11,421	—
Real Estate:
REIT Fund	3,740	—	3,740	—
Tangible Assets:
Commodities		—		—
Cash/Currency:
Cash Equivalents	1,393	—	1,393	—

Total market value	$73,402	$—	$73,402	$—

December 31, 2009	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$19,784	$19,508	$276	$—
U.S. Mid Cap	4,034	4,034	—	—
U.S. Small Cap	2,888	2,888	—	—
International Developed	7,229	7,229	—	—
Emerging Markets	2,692	2,692	—	—
Fixed income:
Investment Grade Taxable	17,300	10,505	6,795	—
Global High Yield	3,010	3,010	—	—
Real Estate:
Public reits	2,204	2,204	—	—
Tangible Assets:
Commodities	1,788	1,788	—	—
Cash/Currency:
Cash Equivalents	522	161	361	—

Total market value	$61,451	$54,019	$7,432	$—

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2011 through 2020 for our defined pension plan. There will be benefit payments under this plan beyond 2020.

Estimated Future Benefit Payments (000s)
2011	$4,822
2012	5,122
2013	5,399
2014	5,653
2015	5,894
2016-2020	32,534

Total	$59,424

	2010	2009
Plan Assets
Asset Category
Equity securities	62%	60%
Fixed income securities	31%	34%
Other	7%	6%

Total	100%	100%

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

	Policy	As of 12/31/10	Permitted Range
Total Equity	58%	62%	51-61%
Total Fixed Income	36%	31%	32-42%
Other	6%	7%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2010.

2010	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,890,171	$2,566,366	—	$13,456,537
Gross outpatient revenues	$4,771,070	$350,192	$49,245	$5,170,507
Total net revenues	$3,901,815	$1,635,455	$30,915	$5,568,185
Income (loss) from continuing operations before income taxes	$363,427	$346,050	($281,380)	$428,097
Total assets	$2,755,697	$4,360,710	$411,529	$7,527,936

2009	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$9,901,032	$2,075,141	—	$11,976,173
Gross outpatient revenues	$4,100,427	$282,473	$62,353	$4,445,253
Total net revenues	$3,810,828	$1,315,029	$76,522	$5,202,379
Income (loss) from continuing operations before income taxes	$386,208	$281,541	($193,027)	$474,722
Total assets	$2,748,175	$998,508	$217,780	$3,964,463

2008	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$9,292,596	$1,951,560	—	$11,244,156
Gross outpatient revenues	$3,655,051	$258,022	$73,699	$3,986,772
Total net revenues	$3,669,504	$1,251,116	$101,797	$5,022,417
Income (loss) from continuing operations before income taxes	$283,062	$244,525	($170,575)	$357,012
Total assets	$2,517,208	$970,524	$254,730	$3,742,462

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2010 and 2009:

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,347,153	$1,338,315	$1,323,264	$1,559,453	$5,568,185
Income from continuing operations	$82,762	$76,415	$65,802	$50,816	$275,795
Income/(loss) from discontinued operations	$—	$—	$—	$—	$—

Net income	$82,762	$76,415	$65,802	$50,816	$275,795
Less: Net income attributable to noncontrolling interests	$10,943	$10,843	$10,192	$13,634	$45,612

Net income attributable to UHS	$71,819	$65,572	$55,610	$37,182	$230,183

Earnings per share attributable to UHS-Basic:
From continuing operations	$0.74	$0.68	$0.57	$0.38	$2.37
From discontinued operations	$—	$—	$—	$—	$—

Total basic earnings per share	$0.74	$0.68	$0.57	$0.38	$2.37

Earnings per share attributable to UHS-Diluted:
From continuing operations	$0.73	$0.67	$0.57	$0.38	$2.34
From discontinued operations	$—	$—	$—	$—	$—

Total diluted earnings per share	$0.73	$0.67	$0.57	$0.38	$2.34

The 2010 quarterly financial data presented above includes the following:

Second Quarter:

•

(i) a favorable $16.4 million pre-tax reduction ($10.2 million, or $.10 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2010, as discussed in Self-Insured Risks; (ii) $18.2 million of pre-tax transaction costs ($11.3 million, or $.11 per diluted share, net of taxes) recorded in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”);

Third Quarter:

•

(i) $3.9 million of pre-tax transaction costs ($2.4 million, or $.02 per diluted share, net of taxes) recorded in connection with our acquisition of PSI, and; (ii) a favorable $4.3 million ($.04 per diluted share) discrete tax item recorded in connection with a settlement payment made to the government in connection with the investigation of our South Health Systems affiliates;

Fourth Quarter:

•

(i) a favorable $32.6 million pre-tax reduction ($17.9 million, or $.18 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2010, as discussed in Self-Insured Risks; (ii) $31.1 million of pre-tax transaction costs ($24.9 million, or $.25 per diluted share, net of taxes) recorded in connection with our acquisition of PSI; (iii) an unfavorable

$6.7 million pre-tax ($4.1 million, or .$04 per diluted share, net of taxes) charge to write-off certain costs related to an acute care hospital construction project, and; (iv) an unfavorable $9.2 million ($.09 per diluted share) charge recorded in connection with split-dollar life insurance agreements on the lives of our chief executive officer and his wife.

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

The 2009 quarterly financial data presented above includes the following:

Second Quarter:

•

(i) a favorable $22.8 million pre-tax reduction ($14.2 million, or $.14 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2009, as discussed in Self-Insured Risks; (ii) an unfavorable $4.3 million ($.04 per diluted share) discrete tax item recorded in connection with a settlement payment made to the government in connection with the investigation of our South Health Systems affiliates;

Fourth Quarter:

•

(i) a favorable $7.0 million pre-tax reduction ($4.4 million, or $.05 per diluted share, net of taxes) to our workers’ compensation self-insurance reserves relating primarily to years prior to 2009, as discussed in Self-Insured Risks.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended December 31, 2010	$168,876	$546,909	$56,596	$(523,759)	$248,622

Year ended December 31, 2009	$162,975	$508,603	$—	$(502,702)	$168,876

Year ended December 31, 2008	$121,321	$484,138	$—	$(442,484)	$162,975

Included in the charges to costs and expenses are $7,393 in 2008 related to an acute care facility that was divested during 2008.