Form 10-Q
period 2011-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2011-05-06
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2011:

Class A	6,645,308
Class B	90,330,760
Class C	664,000
Class D	34,334

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2011	2010
Net revenues	$1,910,528	$1,347,153
Operating charges:
Salaries, wages and benefits	845,864	578,926
Other operating expenses	349,446	247,028
Supplies expense	207,170	183,816
Provision for doubtful accounts	153,116	125,390
Depreciation and amortization	71,351	53,511
Lease and rental expense	23,168	17,934

	1,650,115	1,206,605

Income from operations	260,413	140,548
Interest expense, net	56,417	12,377

Income before income taxes	203,996	128,171
Provision for income taxes	74,009	45,409

Net income	129,987	82,762
Less: Income attributable to noncontrolling interests	15,794	10,943

Net income attributable to UHS	$114,193	$71,819

Basic earnings per share attributable to UHS	$1.17	$0.74

Diluted earnings per share attributable to UHS	$1.15	$0.73

Weighted average number of common shares - basic	97,381	96,539
Add: Other share equivalents	1,487	911

Weighted average number of common shares and equivalents - diluted	98,868	97,450

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$52,076	$29,474
Accounts receivable, net	940,803	837,820
Supplies	95,129	94,330
Other current assets	81,079	130,060
Deferred income taxes	118,671	120,834
Current assets held for sale	113,426	118,598

Total current assets	1,401,184	1,331,116

Property and equipment	4,880,795	4,853,972
Less: accumulated depreciation	(1,640,993)	(1,601,005)

	3,239,802	3,252,967

Other assets:
Goodwill	2,596,292	2,589,914
Deferred charges	125,644	108,660
Other	250,152	245,279

	$7,613,074	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$3,033	$3,449
Accounts payable and accrued liabilities	821,413	819,334
Current liabilities held for sale	3,581	3,516
Federal and state taxes	9,155	0

Total current liabilities	837,182	826,299

Other noncurrent liabilities	376,844	380,649
Long-term debt	3,850,859	3,912,102
Deferred income taxes	185,267	173,354
Redeemable noncontrolling interests	223,819	211,761
UHS common stockholders’ equity	2,094,393	1,978,772
Noncontrolling interest	44,710	44,999

Total equity	2,139,103	2,023,771

	$7,613,074	$7,527,936

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months
	ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$129,987	$82,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	71,526	53,511
Net gain on sale of assets	0	(1,848)
Stock-based compensation expense	3,954	4,065
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(103,919)	(46,499)
Accrued interest	12,875	8,357
Accrued and deferred income taxes	68,994	37,380
Other working capital accounts	(27,056)	(2,389)
Other assets and deferred charges	6,777	(489)
Other	11,208	(4,164)
Accrued insurance expense, net of commercial premiums paid	23,744	18,960
Payments made in settlement of self-insurance claims	(14,913)	(10,187)

Net cash provided by operating activities	183,177	139,459

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(56,558)	(62,576)
Proceeds received from sale of assets and businesses	991	2,894
Costs incurred for purchase and implementation of electronic health records application	(8,145)	(3,742)

Net cash used in investing activities	(63,712)	(63,424)

Cash Flows from Financing Activities:
Reduction of long-term debt	(136,403)	(68,363)
Additional borrowings	73,500	0
Financing costs	(23,140)	0
Repurchase of common shares	(3,170)	(2,157)
Dividends paid	(4,876)	(4,834)
Issuance of common stock	1,251	1,627
Profit distributions to noncontrolling interests	(4,025)	(4,623)

Net cash used in financing activities	(96,863)	(78,350)

Increase (decrease) in cash and cash equivalents	22,602	(2,315)
Cash and cash equivalents, beginning of period	29,474	9,180

Cash and cash equivalents, end of period	$52,076	$6,865

Supplemental Disclosures of Cash Flow Information:
Interest paid	$37,130	$5,482

Income taxes paid, net of refunds	$4,527	$6,732

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended March 31, 2011. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the SEC and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2011, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $471,000 and $437,000 during the three-month periods ended March 31, 2011 and 2010, respectively. Our pre-tax share of income from the Trust was $300,000 for each of the three-month periods ended March 31, 2011 and 2010. The carrying value of this investment was $6.8 million and $7.3 million at March 31, 2011 and December 31, 2010, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $31.9 million at March 31, 2011 and $28.8 million at December 31, 2010.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during the each of the three-month periods ended March 31, 2011 and 2010. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, the majority ownership interest of which was acquired by us as a result of our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010. The redeemable noncontrolling interests balances of $224 million and $212 million as of March 31, 2011 and December 31, 2010, respectively, and the noncontrolling interests balances of $45 million as of each of March 31, 2011 and December 31, 2010, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of March 31, 2011, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement provides for a senior secured credit facility in an aggregate amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility (amount at inception) and a $1.6 billion Term Loan B facility (amount at inception). The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The senior secured credit facility is secured by substantially all of the assets of the Company and our material subsidiaries (the “Collateral”) and guaranteed by our material subsidiaries.

On March 15, 2011, we entered into a first amendment (the “Amendment”) to the Credit Agreement. The Amendment provides, among other things, for a reduction in the interest rates payable in connection with borrowings under the Credit Agreement. Upon the effectiveness of the Amendment on March 15, 2011, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR plus 1%, in each case, plus an applicable margin of initially 1.25%, 1.25% and 2.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively or (2) one, two, three or six month LIBOR (at our election), plus an applicable margin of initially 2.25%, 2.25% and 3.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively. Commencing upon completion of the fiscal quarter ending June 30, 2011, the applicable margins for the Term Loan A facility and the revolving credit facility are subject to adjustment based upon our consolidated leverage ratio or corporate credit rating at the end of each quarter ranging from 0.50% to 1.25% for ABR-based loans and 1.50% to 2.25% for LIBOR-based loans under the revolving credit facility and the Term Loan A facility. The minimum Eurodollar rate for the Term Loan B facility was reduced from 1.50% to 1.00%. Commencing upon completion of the fiscal quarter ending September 30, 2011, the applicable margins for the Term Loan B facility are subject to adjustment based upon our consolidated leverage ratio at the end of each quarter ranging from 1.75% to 2.00% for ABR-based loans and 2.75% to 3.00% for LIBOR-based loans. Prior to the effectiveness of the Amendment, we prepaid $125 million of the principal amount of the Term Loan B utilizing borrowings under the revolving credit facility. On March 31, 2011, we made scheduled principal payments of $4 million on the Term Loan B and $7 million on the Term Loan A utilizing borrowings under the revolving credit facility. In connection with the Amendment, we paid a fee of 1.00% of the amounts outstanding under the Term Loan B in accordance with the terms of the Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $240 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program at March 31, 2011.

As of March 31, 2011, we had no outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of March 31, 2011, we had an aggregate of $507 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $68 million of outstanding letters of credit.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. Interest on the Unsecured Notes is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. On April 14, 2011, we announced the commencement of an exchange offer for the Unsecured Notes that were originally issued in a private offering. In connection with the original sale of the Unsecured Notes, we entered into a registration rights agreement in which we undertook to offer to exchange the outstanding notes for new notes (the “exchange notes”) to be registered under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2011, holders of the outstanding notes will be able to exchange the outstanding notes for exchange notes in an equal principal amount. The exchange notes are substantially identical to the outstanding notes, except that the exchange notes have been registered under the Securities Act and will be freely tradable. The exchange offer will expire on May 12, 2011, unless extended.

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

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of March 31, 2011.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2011.

The carrying amount and fair value of our debt was $3.85 billion and $3.90 billion at March 31, 2011, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our total debt as a percentage of total capitalization was 65% at March 31, 2011 and 66% at December 31, 2010.

Cash Flow Hedges:

Effective January 1, 2009, we adopted the authoritative guidance for disclosures in connection with derivative instruments and hedging activities which requires additional disclosure about a company’s derivative activities, but does not require any new accounting related to derivative activities.

During the first quarter of 2011, we entered into an interest rate cap on a total notional amount of $275 million whereby we paid a premium of $30,000 in exchange for the counterparty agreeing to pay the difference between 2.25% and three-month LIBOR if the three-month LIBOR rate rises above 2.25% during the term of the cap, which expires on December 15, 2011. If the three-month LIBOR does not reach 2.25% during the term of the cap, no payment is made to us. We also entered into a forward starting interest rate cap on a total notional amount of $450 million from December 15, 2011 to December 15, 2012 reducing to $400 million from December 15, 2012 to December 15, 2014 whereby we paid a premium of $740,000 in exchange for the counterparty agreeing to pay the difference between 7.00% and three-month LIBOR if the three-month LIBOR rate rises above 7.00% during the term of the cap. If the three-month LIBOR does not reach 7.00% during the term of the cap, no payment is made to us.

We also entered into six additional forward starting interest rate swaps in the first quarter of 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective on March 15, 2011 and will mature on May 15, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $100 million, $25 million and $75 million become effective on December 15, 2011 and have rates of 2.50%, 1.96% and 1.32%, and maturity dates of December 15, 2014, December 15, 2013 and December 15, 2012, respectively.

During the fourth quarter of 2010, we entered into three interest rate caps on a total notional amount of $1 billion whereby we paid a premium of $240,000 in exchange for the counterparties agreeing to pay the difference between 2.25% and three-month LIBOR if the three-month LIBOR rate rises above 2.25% during the term of the caps. If the three-month LIBOR does not reach 2.25% during the term of the caps, no payment is made to us. All of the caps expire on December 15, 2011. We also entered into four forward starting interest rate swaps in the fourth quarter of 2010 whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps become effective on December 15, 2011 and will mature on May 15, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive three-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduced to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $8 million at March 31, 2011, of which $2 million is included in other current liabilities and $6 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was a liability of $10 million at December 31, 2010, of which $2 million is included in other current liabilities and $8 million is included in other noncurrent liabilities.

(5) Commitments and Contingencies

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

As of March 31, 2011 and December 31, 2010, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $297 million and $289 million, respectively, of which $60 million is included in current liabilities as of each date.

Property Insurance

Acute care facilities and legacy behavioral health care facilities

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible. Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility.

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

Other

As of March 31, 2011 we were party to certain off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2011 totaled $80 million consisting of: (i) $60 million related to our self-insurance programs; (ii) $9 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $11 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

U.S. v. Marion and UHS:

In late 2007, July, 2008 and January, 2009, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued a series of subpoenas seeking documents related to the treatment of Medicaid beneficiaries at two of our facilities, Marion Youth Center and Mountain Youth Academy. It was our understanding at that time that the OIG was investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided which could be considered to be a basis for a false claims act violation. In August, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. It was our understanding at that time that the Office of Attorney General was investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

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

Consequently, in November, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Services, LLC (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The amended complaint alleges causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. The case is now in the discovery phase. A separate lawsuit has also been filed in federal court by another former employee of Keystone Marion in the Western District of Virginia alleging similar claims under the state false claim act statute as well as employment and retaliation claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in Sacramento County Superior Court. The plaintiffs allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June, 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility had been funding the legal defense of this case since that time. The court approved the agreed upon $9.5 million settlement of this matter which we paid to the plaintiffs in January, 2011. We have made demand on the former owners for repayment pursuant to our indemnity agreement and have filed a lawsuit in Chancery Court in Delaware seeking repayment. Since we are unable to predict whether or not we will be able to collect the entire $9.5 million, we have established a reserve in connection with this receivable which did not have a material impact on our consolidated financial position or results of operations.

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

Wage and Hour Class Actions:

We and/or our subsidiaries are presently involved in three wage and hour class action cases in California and Tennessee. The two cases in state court in California have recently been settled but are awaiting court approval. The settlements in those cases will not have a material impact on our consolidated financial statements. The pending case in the Western District of Tennessee has been certified as a class. At present, we are uncertain as to the extent of potential financial exposure but do not believe a potential settlement or judgment in that cases will have a material impact on our consolidated financial position or results of operations.

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

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity which has occurred. Unrelated to these developments, a competitor has recently opened a newly constructed acute care hospital. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the three-month period ended March 31, 2011 and the year ended

December 31, 2010, after deducting an allocation for corporate overhead expense, SWHCS had a pre-tax (deficit)/income of approximately (0.2%) and 1.1%, respectively, of our income from operations after income attributable to noncontrolling interest.

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 4, 2011, Two Rivers and CMS tentatively agreed on the general terms and conditions of an agreement that, when finalized, will rescind the termination notice. Pursuant to the terms of the tentative agreement, Two Rivers will submit an acceptable plan of correction relative to the immediate jeopardy citation and will also engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the three-month period ended March 31, 2011 or the year ended December 31, 2010.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2010.

	Three months ended March 31, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,222,247	$1,391,201	—	$4,613,448
Gross outpatient revenues	$1,370,118	$149,595	$12,869	$1,532,582
Total net revenues	$1,054,293	$850,303	$5,932	$1,910,528
Income/(loss) before income taxes	$126,984	$185,788	($108,776)	$203,996
Total assets as of 3/31/11	$2,802,225	$4,390,677	$420,172	$7,613,074

	Three months ended March 31, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,783,431	$544,781	—	$3,328,212
Gross outpatient revenues	$1,116,925	$77,977	$11,562	$1,206,464
Total net revenues	$989,311	$349,182	$8,660	$1,347,153
Income/(loss) before income taxes	$101,904	$76,857	($50,590)	$128,171
Total assets as of 3/31/10	$2,788,234	$998,499	$212,578	$3,999,311

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Basic and Diluted:
Net income attributable to UHS	$114,193	$71,819
Less: Net income attributable to unvested restricted share grants	(149)	(315)

Net income attributable to UHS – basic and diluted	$114,044	$71,504

Weighted average number of common shares - basic	97,381	96,539
Net effect of dilutive stock options and grants based on the treasury stock method	1,487	911

Weighted average number of common shares and equivalents - diluted	98,868	97,450

Earnings per basic share attributable to UHS:	$1.17	$0.74

Earnings per diluted share attributable to UHS:	$1.15	$0.73

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three months ended March 31, 2011 and 2010.

Stock-Based Compensation: During the three-month periods ended March 31, 2011 and 2010, compensation cost of $3.5 million ($2.1 million after-tax) and $3.4 million ($2.1 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2011 and 2010, compensation cost of $451,000 ($277,000 after-tax) and $697,000 ($433,000 after-tax), respectively, was recognized related to restricted stock. As of March 31, 2011 there was $40.1 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.2 years. There were 2,819,000 stock options granted (net of cancellations) during the first three months of 2011 with a weighted-average grant date fair value of $11.61 per share. There were no restricted stock shares granted during the first three months of 2011.

(8) Comprehensive Income

Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments.

	Three months ended March 31,
(amounts in thousands)	2011	2010
Net income	$114,193	$71,819
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)
Unrealized derivative losses on cash flow hedges, net of taxes	1,417	78

Comprehensive income	$115,556	$71,843

During the three month period ended March 31, 2011 and 2010, none of the components of other comprehensive income related to noncontrolling interests.

(9) Dispositions and acquisitions of assets and businesses and assets held for sale

Three-month period ended March 31, 2011:

There were no acquisitions during the first quarter of 2011.

During the first quarter of 2011, we sold the real property of a closed acute care hospital for net cash proceeds of approximately $1 million. This transaction did not have a material impact on our consolidated financial statements or results of operations.

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

During the first quarter of 2010, we sold our minority ownership interest in a healthcare technology company for cash proceeds of $3 million. This transaction resulted in a $2 million pre-tax gain which is included in our financial results for the three-month period ended March 31, 2010.

Assuming the acquisition of PSI occurred on January 1, 2010, pro forma net revenues for the three-month period ended March 31, 2010 would have been approximately $1.82 billion and our pro forma net income attributable to UHS and pro form net income attributable to UHS per diluted share would have been $82.1 million and $.84 per diluted share, respectively.

Assets held for sale:

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). Pursuant to the terms of our agreement with the FTC, we are required to divest the facilities in Delaware and Nevada within approximately six months and the facility in Puerto Rico within approximately nine months from the date the agreement was finalized, which occurred on April 19, 2011. The operating results for the three former PSI facilities located in Delaware and Nevada are discontinued operations during the three-month period ended March 31, 2011. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements during the first quarter of 2011, it is included as a reduction to other operating expenses. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

(10) Dividends

We declared and paid dividends of $5 million, or $.05 per share, during each of the three-month periods ended March 31, 2011 and 2010.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2011 and 2010 (amounts in thousands):

	Three months ended March 31,
	2011	2010
Service cost	$334	$416
Interest cost	1,452	1,810
Expected return on assets	(1,509)	(1,881)
Recognized actuarial loss	744	927

Net periodic pension cost	$1,021	$1,272

During the three months ended March 31, 2011, we made contributions totaling $13,742 to our pension plan.

(12) Income Taxes

As of January 1, 2011, our unrecognized tax benefits were approximately $8 million. The amount, if recognized, that would affect the effective tax rate is approximately $6 million. During the quarter ended March 31, 2011, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March, 2011, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2007 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(13) Supplemental Condensed Consolidating Financial Information

Certain of our senior notes are guaranteed by a group of subsidiaries (the “Guarantors”) each of which is a 100% directly owned subsidiary of Universal Health Services, Inc. The Guarantors fully and unconditionally guarantee the senior notes on a joint and several basis.

The following financial statements present condensed consolidating financial data for (i) Universal Health Services, Inc. (on a parent company only basis), (ii) the combined Guarantors, (iii) the combined non guarantor subsidiaries (all other subsidiaries), (iv) an elimination column for adjustments to arrive at the information for the parent company, Guarantors, and non guarantors on a consolidated basis, and (v) the parent company and our subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company and the Guarantors using the equity method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company’s and Guarantors’ investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investments in subsidiaries, and intercompany balances and transactions between the parent, Guarantors, and non guarantors.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues	$0	$1,320,128	$596,707	$(6,307)	$1,910,528
Operating charges:
Salaries, wages and benefits	0	608,308	237,556	0	845,864
Other operating expenses	0	241,077	114,581	(6,212)	349,446
Supplies expense	0	131,595	75,575	0	207,170
Provision for doubtful accounts	0	94,375	58,741	0	153,116
Depreciation and amortization	0	52,390	18,961	0	71,351
Lease and rental expense	0	15,981	7,282	(95)	23,168
Transaction costs	0	0	0	0	0

	0	1,143,726	512,696	(6,307)	1,650,115

Income from operations	0	176,402	84,011	0	260,413
Interest expense	54,870	793	754	0	56,417
Interest (income) expense, affiliate	0	15,904	(15,904)	0	0
Equity in net income of consolidated affiliates	(147,608)	(50,202)	0	197,810	0

Income before income taxes	92,738	209,907	99,161	(197,810)	203,996
Provision for income taxes	(21,455)	74,961	20,503	0	74,009

Net income	114,193	134,946	78,658	(197,810)	129,987
Less: Income attributable to noncontrolling interests	0	0	15,794	0	15,794

Net income attributable to UHS	$114,193	$134,946	$62,864	$(197,810)	$114,193

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	$871,626	$486,781	$(11,254)	$1,347,153
Operating charges:
Salaries, wages and benefits	0	396,731	182,195	0	578,926
Other operating expenses	(349)	166,159	92,377	(11,159)	247,028
Supplies expense	0	110,254	73,562	0	183,816
Provision for doubtful accounts	0	57,843	67,547	0	125,390
Depreciation and amortization	0	36,476	17,035	0	53,511
Lease and rental expense	0	11,590	6,439	(95)	17,934

	(349)	779,053	439,155	(11,254)	1,206,605

Income from operations	349	92,573	47,626	0	140,548
Interest expense, net	11,573	694	110	0	12,377
Interest (income) expense, affiliate	0	15,219	(15,219)	0	0
Equity in net income of consolidated affiliates	(78,732)	(33,864)	0	112,596	0

Income before income taxes	67,508	110,524	62,735	(112,596)	128,171
Provision for income taxes	(4,311)	37,483	12,237	0	45,409

Net income	71,819	73,041	50,498	(112,596)	82,762
Less: Income attributable to noncontrolling interests	0	0	10,943	0	10,943

Net income attributable to UHS	$71,819	$73,041	$39,555	$(112,596)	$71,819

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	45,403	6,673	0	$52,076
Accounts receivable, net	10,645	634,554	295,604	0	940,803
Supplies	0	57,558	37,571	0	95,129
Other current assets	1,023	70,830	9,226	0	81,079
Deferred income taxes	80,246	38,425	0	0	118,671
Current assets held for sale	0	104,025	9,401	0	113,426

Total current assets	91,914	950,795	358,475	0	1,401,184

Investments in subsidiaries	4,842,384	1,075,042	0	(5,917,426)	0
Intercompany receivable	1,024,086	976,959	0	(2,001,045)	0
Intercompany note receivable	0	0	3,071,860	(3,071,860)	0
Property and equipment	0	3,503,353	1,377,442	0	4,880,795
Less: accumulated depreciation	0	(1,056,801)	(584,192)	0	(1,640,993)

	0	2,446,552	793,250	0	3,239,802

Other assets:
Goodwill	820	2,151,727	443,745	0	2,596,292
Deferred charges	119,590	5,747	307	0	125,644
Other	7,134	224,345	18,673	0	250,152

	$6,085,928	$7,831,167	$4,686,310	$(10,990,331)	$7,613,074

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$406	1,282	1,345	0	$3,033
Accounts payable and accrued liabilities	28,613	541,196	251,604	0	821,413
Federal and state taxes	19,216	(10,681)	620	0	9,155
Liabilities of facilities held for sale	0	3,494	87	0	3,581

Total current liabilities	48,235	535,291	253,656	0	837,182

Intercompany payable	0	0	2,001,045	(2,001,045)	0
Other noncurrent liabilities	12,179	254,840	109,825	0	376,844
Long-term debt	3,795,373	4,513	50,973	0	3,850,859
Intercompany note payable	0	3,071,860	0	(3,071,860)	0
Deferred income taxes	135,748	49,841	(322)	0	185,267
Redeemable noncontrolling interests	0	0	223,819	0	223,819
UHS common stockholders’ equity	2,094,393	3,914,822	2,002,604	(5,917,426)	2,094,393
Noncontrolling interest	0	0	44,710	0	44,710

Total equity	2,094,393	3,914,822	2,047,314	(5,917,426)	2,139,103

	$6,085,928	$7,831,167	$4,686,310	$(10,990,331)	$7,613,074

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Assets
Current assets:
Cash and cash equivalents	$0	21,385	8,089	0	$29,474
Accounts receivable, net	10,646	561,869	265,305	0	837,820
Supplies	0	57,069	37,261	0	94,330
Other current assets	51,161	69,903	8,996	0	130,060
Deferred income taxes	82,416	38,418	0	0	120,834
Current assets held for sale	0	109,781	8,817	0	118,598

Total current assets	144,223	858,425	328,468	0	1,331,116

Investments in subsidiaries	4,694,776	1,024,840	0	(5,719,616)	0
Intercompany receivable	1,056,839	939,667	0	(1,996,506)	0
Intercompany note receivable	0	0	3,071,860	(3,071,860)	0
Property and equipment	0	3,492,263	1,361,709	0	4,853,972
Less: accumulated depreciation	0	(1,029,609)	(571,396)	0	(1,601,005)

	0	2,462,654	790,313	0	3,252,967

Other assets:
Goodwill	820	2,153,366	435,728	0	2,589,914
Deferred charges	101,582	6,749	329	0	108,660
Other	7,612	214,694	22,973	0	245,279

	$6,005,852	$7,660,395	$4,649,671	$(10,787,982)	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$559	1,357	1,533	0	$3,449
Accounts payable and accrued liabilities	16,318	514,225	288,791	0	819,334
Federal and state taxes	16,886	(17,509)	623	0	0
Liabilities of facilities held for sale	0	3,343	173	0	3,516

Total current liabilities	33,763	501,416	291,120	0	826,299

Intercompany payable	0	0	1,996,506	(1,996,506)	0
Other noncurrent liabilities	13,672	252,568	114,409	0	380,649
Long-term debt	3,855,810	4,834	51,458	0	3,912,102
Intercompany note payable	0	3,071,860	0	(3,071,860)	0
Deferred income taxes	123,835	49,841	(322)	0	173,354
Redeemable noncontrolling interests	0	0	211,761	0	211,761
UHS common stockholders’ equity	1,978,772	3,779,876	1,939,740	(5,719,616)	1,978,772
Noncontrolling interest	0	0	44,999	0	44,999

Total equity	1,978,772	3,779,876	1,984,739	(5,719,616)	2,023,771

	$6,005,852	$7,660,395	$4,649,671	$(10,787,982)	$7,527,936

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$59,016	$109,876	$14,285	$0	$183,177

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(41,016)	(15,542)	0	(56,558)
Proceeds received from sales of assets and businesses	0	991	0	0	991
Costs incurred for purchase and development of electronic health records application	0	(8,145)	0	0	(8,145)

Net cash used in investing activities	0	(48,170)	(15,542)	0	(63,712)

Cash Flows from Financing Activities:
Reduction of long-term debt	(135,334)	(396)	(673)	0	(136,403)
Additional borrowings	73,500	0	0	0	73,500
Financing costs	(23,140)	0	0	0	(23,140)
Repurchase of common shares	(3,170)	0	0	0	(3,170)
Dividends paid	(4,876)	0	0	0	(4,876)
Issuance of common stock	1,251	0	0	0	1,251
Profit distributions to noncontrolling interests	0	0	(4,025)	0	(4,025)
Changes in intercompany balances with affiliates, net	32,753	(37,292)	4,539	0	0

Net cash used in financing activities	(59,016)	(37,688)	(159)	0	(96,863)

Increase (decrease) in cash and cash equivalents	0	24,018	(1,416)	0	22,602
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$45,403	$6,673	$0	$52,076

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$48,504	$77,828	$13,127	$0	$139,459

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(50,527)	(12,049)	0	(62,576)
Acquisition of property and businesses	0	0	0		0
Proceeds received from sales of assets and businesses	0	2,894	0	0	2,894
Costs incurred for purchase and development of electronic health records application	0	(3,742)	0	0	(3,742)

Net cash used in investing activities	0	(51,375)	(12,049)	0	(63,424)

Cash Flows from Financing Activities:
Reduction of long-term debt	(66,831)	(980)	(552)	0	(68,363)
Additional borrowings	0	0	0	0	0
Financing costs	0	0	0	0	0
Repurchase of common shares	(2,157)	0	0	0	(2,157)
Dividends paid	(4,834)	0	0	0	(4,834)
Issuance of common stock	1,627	0	0	0	1,627
Profit distributions to noncontrolling interests	0	0	(4,623)	0	(4,623)
Changes in intercompany balances with affiliates, net	23,691	(27,356)	3,665	0	0

Net cash used in financing activities	(48,504)	(28,336)	(1,510)	0	(78,350)

Decrease in cash and cash equivalents	0	(1,883)	(432)	0	(2,315)
Cash and cash equivalents, beginning of period	0	5,367	3,813	0	9,180

Cash and cash equivalents, end of period	$0	$3,484	$3,381	$0	$6,865

(14) Recent Accounting Standards

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

Measuring Charity Care for Disclosures: In August 2010, the FASB issued ASU 2010-23, “Health Care Entities (Topic 954): Measuring Charity Care for Disclosure,” which prescribes a specific measurement basis of charity care for disclosure. The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have an impact on our consolidated financial position or results of operations and affected disclosure only.

Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $223 million and $176 million during three-month periods ended March 31, 2011 and 2010, respectively. The estimated costs of providing the charity services was $39 million and $35 million during the three-month periods ended March 31, 2011 and 2010, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities.

Fair Value Measurements and Disclosures: The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. This ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. ASU No. 2010-06 did not have a significant impact on our disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2011, we owned and/or operated 25 acute care hospitals and 206 behavioral health centers located in 37 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 55% and 74% of our consolidated net revenues during the three-month periods ended March 31, 2011 and 2010, respectively. Net revenues from our behavioral health care facilities accounted for 45% and 26% of our consolidated net revenues during the three-month periods ended March 31, 2011 and 2010, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth in herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us, including matters as disclosed in Part II, Item 1. Legal Proceedings;

•

the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit market conditions;

•

competition from other healthcare providers (including physician owned facilities) in certain markets, including McAllen/Edinburg, Texas, the site of one of our largest acute care facilities and Riverside County, California;

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

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity which has occurred. Unrelated to these developments, a competitor has recently opened a newly constructed acute care hospital. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the three-month period ended March 31, 2011 and the year ended December 31, 2010, after deducting an allocation for corporate overhead expense, SWHCS had a pre-tax (deficit)/income of approximately (0.2%) and 1.1%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% and 38% of our net patient revenues during the three-month periods ended March 31, 2011 and 2010, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 42% and 45% of our net patient revenues during the three-month periods ended March 31, 2011 and 2010, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $268 million at March 31, 2011 and $249 million at December 31, 2010.

Patients who express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $122 million at March 31, 2011 and $99 million as of December 31, 2010.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2011 and 2010:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,910,528	100.0%	$1,347,153	100.0%
Operating charges:
Salaries, wages and benefits	845,864	44.3%	578,926	43.0%
Other operating expenses	349,446	18.3%	247,028	18.3%
Supplies expense	207,170	10.8%	183,816	13.6%
Provision for doubtful accounts	153,116	8.0%	125,390	9.3%
Depreciation and amortization	71,351	3.7%	53,511	4.0%
Lease and rental expense	23,168	1.2%	17,934	1.3%

Subtotal operating expenses	1,650,115	86.4%	1,206,605	89.6%

Income from operations	260,413	13.6%	140,548	10.4%
Interest expense, net	56,417	2.9%	12,377	0.9%

Income before income taxes	203,996	10.7%	128,171	9.5%
Provision for income taxes	74,009	3.9%	45,409	3.4%

Net income	129,987	6.8%	82,762	6.1%
Less: Income attributable to noncontrolling interests	15,794	0.8%	10,943	0.8%

Net income attributable to UHS	$114,193	6.0%	$71,819	5.3%

Net revenues increased 42% or $563 million to $1.91 billion during the three-month period ended March 31, 2011 as compared to $1.35 billion during the comparable quarter of the prior year. The increase was attributable to:

•	a $88 million or 7% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$481 million of revenues generated at the facilities acquired by us from Psychiatric Solutions, Inc. (“PSI”) in November, 2010, and;

•	$6 million of other combined net decreases in revenues.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $76 million to $204 million during the three-month period ended March 31, 2011 as compared to $128 million during the comparable quarter of the prior year. Included in our income before income taxes during the first quarter of 2011, as compared to the comparable prior year quarter, was the following:

•	an increase of $25 million at our acute care facilities as discussed below in Acute Care Hospital Services;

•	an increase of $109 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;

•	a decrease of $44 million due to an increase in interest expense resulting primarily from the cost of borrowings utilized to finance the acquisition of PSI in November, 2010, and;

•	$14 million of other combined net decreases including the corporate overhead expenses incurred in connection with the behavioral health care facilities acquired from PSI.

Net income attributable to UHS increased $42 million to $114 million during the three-month period ended March 31, 2011 as compared to $72 million during the comparable prior year quarter. The increase during the first quarter of 2011, as compared to the comparable prior year quarter, consisted of:

•	an increase of $76 million in income from operations before income taxes, as discussed above;

•	a decrease of $5 million resulting from an increase in income attributable to noncontrolling interests, and;

•

a decrease of $29 million resulting from an increase in the provision for income taxes resulting primarily from a net increase in pre-tax income of $71 million ($76 million increase in income before income taxes net of the $5 million increase in net income attributable to noncontrolling interests).

Acute Care Hospital Services

Same Facility and All Acute Care Basis

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities owned in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three-month period ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	%	2010	%
Net revenues	$1,054,293	100.0	$989,311	100.0
Salaries, wages and benefits	391,960	37.2	375,099	37.9
Other operating expenses	179,571	17.0	173,197	17.5
Supplies expense	161,702	15.3	164,124	16.6
Provision for doubtful accounts	131,751	12.5	117,182	11.8
Depreciation and amortization	47,784	4.5	43,478	4.4
Lease and rental	13,535	1.3	13,493	1.4

Subtotal operating expenses	926,303	87.9	886,573	89.6

Income from operations	127,990	12.1	102,738	10.4
Interest expense, net	1,006	0.1	834	0.1

Income before income taxes	$126,984	12.0	$101,904	10.3

During the three-month period ended March 31, 2011, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $65 million or 7%. Income before income taxes (and before income attributable to noncontrolling interests) increased $25 million or 25% to $127 million or 12.0% of net revenues during the first quarter of 2011 as compared to $102 million or 10.3% of net revenues during the comparable prior year quarter. The increase in income from operations at our acute care hospitals during the first quarter of 2011, as compared to the comparable quarter of the prior year, was due primarily to: (i) a favorable change in payor mix and acuity of patients treated at our hospitals; (ii) a stabilization of our uninsured patient volumes, and; (iii) a reduction in our supplies expense.

During the three-month period ended March 31, 2011, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 1.0% and adjusted admissions (adjusted for outpatient activity) increased 0.6%. Patient days at these facilities increased 0.6% and adjusted patient days increased 2.2% during the three-month period ended March 31, 2011 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days during each of the three-month periods ended March 31, 2011 and 2010. The occupancy rate, based on the average available beds at these facilities, was 63% during each of the three-month periods ended March 31, 2011 and 2010. During the three-month period ended March 31, 2011, net revenue per adjusted admission increased 5.9% and net revenue per adjusted patient day increased 4.3%, as compared to the comparable quarter of the prior year.

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $223 million and $176 million during three-month periods ended March 31, 2011 and 2010, respectively. The estimated costs of providing the charity services was $39 million and $35 million during the three-month periods ended March 31, 2011 and 2010, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

Behavioral Health Services

Same Facility – Behavioral Health

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three-month periods ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	%	2010	%
Net revenues	$369,105	100.0	$346,564	100.0
Salaries, wages and benefits	176,939	47.9	169,210	48.8
Other operating expenses	65,740	17.8	60,835	17.6
Supplies expense	19,462	5.3	18,139	5.2
Provision for doubtful accounts	10,034	2.7	8,140	2.3
Depreciation and amortization	8,686	2.4	8,250	2.4
Lease and rental	3,976	1.1	3,848	1.1

Subtotal operating expenses	284,837	77.2	268,422	77.5

Income from operations	84,268	22.8	78,142	22.5
Interest expense, net	3	0.0	3	0.0

Income before income taxes	$84,265	22.8	$78,139	22.5

On a same facility basis, during the first quarter of 2011, as compared to the first quarter of 2010, net revenues at our behavioral health care facilities increased 7% or $23 million to $369 million from $347 million. Income before income taxes increased $6 million or 8% to $84 million or 22.8% of net revenues during the three-month period ended March 31, 2011, as compared to $78 million or 22.5% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities increased 6.8% and 6.4%, respectively, during the three-month period ended March 31, 2011 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days increased 2.2% and 1.8%, respectively, during the three-month period ended March 31, 2011 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 14.0 days and 14.6 days during the three-month periods ended March 31, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% during each of the three-month periods ended March 31, 2011 and 2010. During the three-month period ended March 31, 2011, net revenue per adjusted admission increased 6.4% and net revenue per adjusted patient day increased 1.8%, as compared to the comparable quarter of the prior year.

All Behavioral Health Care Facilities (dollar amounts in thousands)

The following table summarizes the results of operations for our behavioral health care facilities for the three-month periods ended March 31, 2011 and 2010, including the facilities acquired from PSI in November, 2010:

	Three Months Ended March 31,
	2011	%	2010	%
Net revenues	$850,303	100.0	$349,182	100.0
Salaries, wages and benefits	419,065	49.3	170,724	48.9
Other operating expenses	149,413	17.6	62,943	18.0
Supplies expense	44,090	5.2	18,324	5.2
Provision for doubtful accounts	21,359	2.5	8,141	2.3
Depreciation and amortization	21,441	2.5	8,303	2.4
Lease and rental	8,612	1.0	3,887	1.1

Subtotal operating expenses	663,980	78.1	272,322	78.0

Income from operations	186,323	21.9	76,860	22.0
Interest expense, net	535	0.1	3	0.0

Income before income taxes	$185,788	21.8	$76,857	22.0

During the first quarter of 2011, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including recently acquired facilities), increased 144% or $501 million. The increase was attributable to the $23 million increase in net revenues on a same facility basis, as discussed above, and $478 million of net revenues generated at the facilities acquired from PSI in November, 2010.

Income before income taxes increased $109 million or 142% to $186 million or 21.8% of net revenues during the first quarter of 2011, as compared to $77 million or 22.0% of net revenues during the first quarter of 2010. The increase was attributable to the $6 million increase in income before income taxes on a same facility basis, as discussed above, and $103 million of income before income taxes generated at the facilities acquired from PSI.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three month period ended March 31, 2011 and 2010 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2011	2010
Third Party Payors:
Medicare	22%	25%
Medicaid	15%	13%
Managed Care (HMO and PPOs)	42%	45%
Other Sources	21%	17%

Total	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2011	2010
Third Party Payors:
Medicare	26%	28%
Medicaid	8%	9%
Managed Care (HMO and PPOs)	45%	46%
Other Sources	21%	17%

Total	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2011	2010
Third Party Payors:
Medicare	17%	17%
Medicaid	25%	25%
Managed Care (HMO and PPOs)	38%	42%
Other Sources	20%	16%

Total	100%	100%

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

In April, 2011, CMS published its proposed IPPS 2012 payment rule which provided for a 2.8% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform productivity adjustments are considered, we estimate our overall decrease from the proposed federal fiscal year 2012 rule will approximate 0.6%. In this proposed rule, CMS also includes a 3.15% market basket reduction related to prior year documentation and coding adjustment as well as a 1.1% increase related to the correction of a prior year wage index budget neutrality adjustment. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.10% in federal fiscal year 2012. The projected impact from this IPPS rule noted above reflects all of the adjustments described in this paragraph,

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and scaled back cuts in hospital reimbursement that CMS was set to impose. In federal fiscal years 2010 to 2012, the new law requires CMS to make adjustments to the Medicare standardized amounts in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates. In federal fiscal year 2010, CMS made its initial statutory mandated adjustment under this legislation and will continue to do so in subsequent fiscal years to ensure the implementation of MS-DRGs was budget neutral among all affected hospitals. In July, 2010, the IPPS 2011 final payment rule applied a 2.9% reduction to the 2011 market basket update and indicated another 2.9% reduction would also be applied in 2012 for documenting and coding. In this same rule, CMS indicated a remaining documenting and coding adjustment of 3.9% reduction is still required to be made to future IPPS updates. In the 2012 IPPS proposed rule, CMS offset 3.15% of this remaining reduction but did not indicate in which future federal fiscal year(s) the 0.75% reduction would be applied.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Pennsylvania, Illinois, Virginia, Arkansas and California. The majority of these states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in the reduction of Medicaid funding for 2009 and 2010. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits also projected for 2011, which could adversely affect future levels of Medicaid reimbursement received by our hospitals. We can provide no assurance that reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations. Conversely, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law and contained various Medicaid provisions that will impact our hospitals including the following: (i) temporary increases to Medicaid funding through enhanced federal matching assistance percentages (“FMAPs”) for a 27 month period retroactive to October 1, 2008 through December 31, 2010 with all states receiving a FMAP increase of 6.2% and also receiving a bonus FMAP increase contingent on the increased level of a state’s unemployment rate; (ii) a temporary increase of 2.5% in the federal Medicaid disproportionate share hospital allotment for both federal fiscal years 2009 and 2010, and; (iii) states will be required to maintain effort on Medicaid eligibility consistent with requirements prior to passage of this law. In August, 2010, H.R. 1586 was enacted into law and extended the enhanced FMAPs until June 30, 2011, but at a reduced rate. The FMAP increase will be 3.2% during the first quarter of 2011 and 1.2% during the second quarter. Due to the indirect nature of the enhanced Medicaid federal funding contained within the American Recovery and Reinvestment Act of 2009, and H.R. 1586, we are unable to determine the impact of these Medicaid changes on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $10 million of net aggregate UPL and affiliated hospital indigent care payments during each of the three-month periods ended March 31, 2011 and 2010. If during 2011 the hospital district makes IGTs consistent with 2010, we believe we would be entitled to aggregate net UPL and affiliated hospital indigent care payment revenues of approximately $24 million during the remaining nine months of 2011.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2011 fiscal years (covering the period of October 1, 2010 through September 30, 2011 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $12 million and $14 million during the three-month periods ended March 31, 2011 and 2010, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. Assuming that the Texas and South Carolina programs are renewed for each state’s 2012 fiscal years at amounts similar to the 2011 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be $35 million during the remaining nine months of 2011.

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

Immediate Medicare Reductions:

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011 and by 0.10% in 2012. Further, the Affordable Care Act implements certain reforms to Medicare Advantage payments, effective in 2011.

Future Medicare Reductions:

Future changes to the Medicare program include:

•	A Medicare shared savings program (effective 2012)

•	A hospital readmissions reduction program (effective 2012)

•	A national pilot program on payment bundling (effective 2013)

•	A value-based purchasing program for hospitals (effective 2012)

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments (effective 2014)

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments (effective 2014)

•	Reduction to Medicaid DSH (effective 2014)

Health Insurance Revisions:

•	Large employer insurance reforms (effective 2014)

•	Individual insurance mandate and related federal subsidies (effective 2014)

•	Federally mandated insurance coverage reforms (2010 and forward)

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three-month periods ended March 31, 2011 and 2010.

Interest Expense:

Pursuant to the schedule below, interest expense net of interest income was $56 million and $12 million during the three-month periods ended March 31, 2011 and 2010, respectively (amounts in thousands):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revolving credit & demand notes	$2,169	$750
$200 million, 6.75% Senior Notes due 2011	3,378	3,378
$400 million, 7.125% Senior Notes due 2016	7,124	7,124
$250 million, 7.00% Senior Notes due 2018	4,375	—
Term loan facility A	8,756	—
Term loan facility B	20,371	—
Accounts receivable securitization program	665	152

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	46,838	11,404
Interest rate swap expense/(income), net	1,405	1,557
Other combined interest expense, including amortization of financing fees	8,218	1,095
Capitalized interest on major construction projects	—	(1,462)
Interest income	(44)	(217)

Interest expense, net	$56,417	$12,377

Interest expense increased $44 million during the first quarter of 2011 as compared to the comparable quarter of 2010. This increase was due primarily to: (i) the increased borrowings used to finance our acquisition of PSI in November, 2010, and an increase in the average effective interest rate, as discussed below, and; (ii) the interest expense incurred during the first quarter of 2011 on the $250 million, 7.00% senior notes issued in September, 2010. The average outstanding borrowings under our $3.31 billion credit agreement (consisting of an $800 million revolving credit facility, a $1.04 billion Term Loan A and a $1.47 billion Term Loan B), accounts receivable securitization program and previously outstanding credit agreement was $3.03 billion during the first quarter of 2011 as compared to $323 million during the first quarter of 2010. The effective interest rate on these facilities, including the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense, was 5.2% during the first quarter of 2011 and 3.3% during the first quarter of 2010.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). Pursuant to the terms of our agreement with the FTC, we are required to divest the facilities in Delaware and Nevada within approximately six months and the facility in Puerto Rico within approximately nine months from the date the agreement was finalized, which occurred on April 19, 2011. The operating results for the three former PSI facilities located in Delaware and Nevada are discontinued operations during the three-month period ended March 31, 2011. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements during the first quarter of 2011, it is included as a reduction to other operating expenses. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

The following table shows the results of operations, on a combined basis, for MeadowWood Behavioral Health System, Montevista Hospital and Red Rock Hospital which are reflected as discontinued operations (amounts in thousands):

Three Months Ended March 31, 2011
Net revenues	$10,260
Income from discontinued operations, before income tax expense	2,331
Income tax expense	(899)

Income from discontinued operations, net of income tax expense	$1,432

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the three-month periods ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Provision for income taxes	$74,009	$45,409
Income before income taxes	203,996	128,171

Effective tax rate	36.3%	35.4%

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three-month periods ended March 31, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended March 31,
	2011	2010
Provision for income taxes	$74,009	$45,409
Income before income taxes	203,996	128,171
Less: Net income attributable to noncontrolling interests	(15,794)	(10,943)

Income before income taxes and after net income attributable to noncontrolling interests	188,202	117,228

Effective tax rate	39.3%	38.7%

The increase in the effective tax rates during the first quarter of 2011, as compared to the first quarter of 2010, was primarily attributable to an increase in our blended effective state income tax rate due to a greater portion of our earnings being generated in several higher tax rate states.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $183 million during the three-month period ended March 31, 2011 and $139 million during the comparable quarter of the prior year. The net increase of $44 million was primarily attributable to the following:

•	a favorable change of $67 million due to an increase in net income plus depreciation and amortization expense and stock-based compensation less gain on sale of assets and businesses;

•	a $57 million unfavorable change in accounts receivable due, in part, to claims processing delays at a new Medicare fiscal intermediary;

•	a $32 million favorable change in accrued and deferred income taxes, and;

•	$2 million of other combined net favorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 44 days at March 31, 2011 and 43 days at March 31, 2010.

Net cash used in investing activities

During the first quarter of 2011, we used $64 million of net cash in investing activities as follows:

•	spent $57 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $8 million in connection with the purchase and implementation of an electronic health records application, and;

•	received $1 million for the sale of the real property of a closed acute care facility.

During the first quarter of 2010, we used $63 million of net cash in investing activities as follows:

•

spent $62 million to finance capital expenditures related to the following: (i) construction costs related to the newly constructed Palmdale Regional Medical Center; (ii) construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and; (iii) capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $4 million in connection with the purchase and implementation of an electronic health records application, and;

•	received $3 million in connection with the divestiture of our minority ownership interest in a healthcare technology company.

Net cash provided by/used in financing activities

During the first three months of 2011, we used $97 million of net cash in financing activities as follows:

•	spent $136 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A and Term Loan B credit facilities;

•	generated $73 million of cash primarily from additional borrowings pursuant to our revolving credit facility and accounts receivable securitization program;

•

spent $23 million on financing costs in connection with an amendment to our credit agreement (which includes our revolving credit agreement, Term Loan A and Term Loan B facilities) which was completed in March, 2011;

•	spent $4 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $3 million to repurchase shares of our Class B Common Stock;

•	spent $5 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

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

2011 Expected Capital Expenditures:

During the remaining nine months of 2011, we expect to spend approximately $290 million to $315 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement provides for a senior secured credit facility in an aggregate amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility (amount at inception) and a $1.6 billion Term Loan B facility (amount at inception). The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The senior secured credit facility is secured by substantially all of the assets of the Company and our material subsidiaries (the “Collateral”) and guaranteed by certain of our material subsidiaries.

On March 15, 2011, we entered into a first amendment (the “Amendment”) to the Credit Agreement. The Amendment provides, among other things, for a reduction in the interest rates payable in connection with borrowings under the Credit Agreement. Upon the effectiveness of the Amendment on March 15, 2011, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR plus 1%, in each case, plus an applicable margin of initially 1.25%, 1.25% and 2.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively or (2) one, two, three or six month LIBOR (at our election), plus an applicable margin of initially 2.25%, 2.25% and 3.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively. Commencing upon completion of the fiscal quarter ending June 30, 2011, the applicable margins for the Term Loan A facility and the revolving credit facility are subject to adjustment based upon our consolidated leverage ratio or corporate credit rating at the end of each quarter ranging from 0.50% to 1.25% for ABR-based loans and 1.50% to 2.25% for LIBOR-based loans under the revolving credit facility and the Term Loan A facility. The minimum Eurodollar rate for the Term Loan B facility was reduced from 1.50% to 1.00%. Commencing upon completion of the fiscal quarter ending September 30, 2011, the applicable margins for the Term Loan B facility are subject to adjustment based upon our consolidated leverage ratio at the end of each quarter ranging from 1.75% to 2.00% for ABR-based loans and 2.75% to 3.00% for LIBOR-based loans. Prior to the effectiveness of the Amendment, we prepaid $125 million of the principal amount of the Term Loan B utilizing borrowings under the revolving credit facility. On March 31, 2011, we made scheduled principal payments of $4 million on the Term Loan B and $7 million on the Term Loan A utilizing borrowings under the revolving credit facility. In connection with the Amendment, we paid a fee of 1.00% of the amounts outstanding under the Term Loan B in accordance with the terms of the Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $240 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program at March 31, 2011.

As of March 31, 2011, we had no outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of March 31, 2011, we had an aggregate of $507 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $68 million of outstanding letters of credit.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. Interest on the Unsecured Notes is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. On April 14, 2011, we announced the commencement of an exchange offer for the Unsecured Notes that were originally issued in a private offering. In connection with the original sale of the Unsecured Notes, we entered into a registration rights agreement in which we undertook to offer to exchange the outstanding notes for new notes (the “exchange notes”) to be registered under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2011, holders of the outstanding notes will be able to exchange the outstanding notes for exchange notes in an equal principal amount. The exchange notes are substantially identical to the outstanding notes, except that the exchange notes have been registered under the Securities Act and will be freely tradable. The exchange offer will expire on May 12, 2011, unless extended.

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

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of March 31, 2011.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2011.

The carrying amount and fair value of our debt was $3.85 billion and $3.90 billion at March 31, 2011, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our total debt as a percentage of total capitalization was 65% at March 31, 2011 and 66% at December 31, 2010.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2011, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from Universal Health Realty Income Trust with terms scheduled to expire in 2011 and 2014. These leases contain up to four, 5-year renewal options.

As of March 31, 2011 we were party to certain off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of March 31, 2011 totaled $80 million consisting of: (i) $60 million related to our self-insurance programs; (ii) $9 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $11 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2011. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

U.S. v. Marion and UHS:

In late 2007, July, 2008 and January, 2009, the Office of Inspector General for the Department of Health and Human Services (“OIG”) issued a series of subpoenas seeking documents related to the treatment of Medicaid beneficiaries at two of our facilities, Marion Youth Center and Mountain Youth Academy. It was our understanding at that time that the OIG was investigating whether claims for reimbursement submitted by those facilities to the Virginia Medicaid program were supported by adequate documentation of the services provided which could be considered to be a basis for a false claims act violation. In August, 2008, the Office of the Attorney General for the Commonwealth of Virginia issued a subpoena to Keystone Newport News, another of our facilities. It was our understanding at that time that the Office of Attorney General was investigating whether Keystone Newport News complied with various Virginia laws and regulations, including documentation requirements.

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

Consequently, in November, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Services, LLC (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which, at present, relates solely to the Marion Youth Center. The amended complaint alleges causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. The case is now in the discovery phase. A separate lawsuit has also been filed in federal court by another former employee of Keystone Marion in the Western District of Virginia alleging similar claims under the state false claim act statute as well as employment and retaliation claims. We have established a reserve in connection with this matter which did not have a material impact on our financial statements. We will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail in the litigation or that the case will be limited to the Marion Youth Center.

Devore, et. al. v. Keystone Education and Youth Services, LLC:

Alicante School in California was acquired by a subsidiary of ours in October, 2005. Prior to our acquisition, two former employees of the facility filed a false claim act qui tam action and a gender discrimination/whistleblower claim in Sacramento County Superior Court. The plaintiffs allege that the Alicante School improperly billed subdivisions of the state of California based upon services provided at the school and that the plaintiffs were discriminated against based upon their gender and as a result of their objection to these practices. In June, 2008, we entered into an agreement with the former owners of the facility whereby they agreed to defend the case, indemnify us and hold us harmless for any damages that may result from this case. The former owners of the facility had been funding the legal defense of this case since that time. The court approved the agreed upon $9.5 million settlement of this matter which we paid to the plaintiffs in January, 2011. We have made demand on the former owners for repayment pursuant to our indemnity agreement and have filed a lawsuit in Chancery Court in Delaware seeking repayment. Since we are unable to predict whether or not we will be able to collect the entire $9.5 million, we have established a reserve in connection with this receivable which did not have a material impact on our consolidated financial position or results of operations.

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

Wage and Hour Class Actions:

We and/or our subsidiaries are presently involved in three wage and hour class action cases in California and Tennessee. The two cases in state court in California have recently been settled but are awaiting court approval. The settlements in those cases will not have a material impact on our consolidated financial statements. The pending case in the Western District of Tennessee has been certified as a class. At present, we are uncertain as to the extent of potential financial exposure but do not believe a potential settlement or judgment in that cases will have a material impact on our consolidated financial position or results of operations.

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

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity which has occurred. Unrelated to these developments, a competitor has recently opened a newly constructed acute care hospital. We are unable to predict the net impact of these developments on SWHCS’s results of operations in 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the three-month period ended March 31, 2011 and the year ended December 31, 2010, after deducting an allocation for corporate overhead expense, SWHCS had a pre-tax (deficit)/income of approximately (0.2%) and 1.1%, respectively, of our income from operations after income attributable to noncontrolling interest.

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 4, 2011, Two Rivers and CMS tentatively agreed on the general terms and conditions of an agreement that, when finalized, will rescind the termination notice. Pursuant to the terms of the tentative agreement, Two Rivers will submit an acceptable plan of correction relative to the immediate jeopardy citation and will also engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the three-month period ended March 31, 2011 or the year ended December 31, 2010.

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

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase programs. Pursuant to the terms of our program, we purchased 54,126 shares at an average price of $46.46 per share or approximately

$2.5 million in the aggregate during the first quarter of 2011. As of March 31, 2011, the number of shares available for purchase was 1,804,280 shares. There is no expiration date for our stock repurchase program.

2011 period	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
January, 2011	16,614	N/A	16,614	$44.54	$739,969	1,841,792
February, 2011	6,021	N/A	6,021	44.18	266,033	1,835,771
March, 2011	31,491	N/A	31,491	47.92	1,508,927	1,804,280

Total January through March	54,126	N/A	54,126	$46.46	$2,514,929	1,804,280

Dividends

During the quarter ended March 31, 2011, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 6, 2011	/s/ ALAN B. MILLER
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