Form 10-Q
period 2011-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2011-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2011:

Class A	6,625,708
Class B	90,451,485
Class C	664,000
Class D	33,374

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net revenues	$1,902,234	$1,338,315	$3,812,762	$2,685,468

Operating charges:
Salaries, wages and benefits	852,078	563,552	1,697,942	1,142,478
Other operating expenses	354,835	249,114	704,281	496,142
Supplies expense	205,594	179,926	412,764	363,742
Provision for doubtful accounts	160,917	143,764	314,033	269,154
Depreciation and amortization	73,234	54,025	144,585	107,536
Lease and rental expense	23,339	18,185	46,507	36,119

	1,669,997	1,208,566	3,320,112	2,415,171

Income from operations	232,237	129,749	492,650	270,297
Interest expense, net	49,808	12,277	106,225	24,654

Income before income taxes	182,429	117,472	386,425	245,643
Provision for income taxes	66,395	41,057	140,404	86,466

Net income	116,034	76,415	246,021	159,177
Less: Income attributable to noncontrolling interests	12,385	10,843	28,179	21,786

Net income attributable to UHS	$103,649	$65,572	$217,842	$137,391

Basic earnings per share attributable to UHS	$1.06	$0.68	$2.23	$1.42

Diluted earnings per share attributable to UHS	$1.04	$0.67	$2.20	$1.40

Weighted average number of common shares - basic	97,563	96,703	97,472	96,621
Add: Other share equivalents	1,695	1,351	1,591	1,131

Weighted average number of common shares and equivalents - diluted	99,258	98,054	99,063	97,752

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$34,816	$29,474
Accounts receivable, net	913,742	837,820
Supplies	95,550	94,330
Other current assets	91,223	130,060
Deferred income taxes	121,441	120,834
Current assets held for sale	111,334	118,598

Total current assets	1,368,106	1,331,116

Property and equipment	4,917,119	4,853,972
Less: accumulated depreciation	(1,698,776)	(1,601,005)

	3,218,343	3,252,967

Other assets:
Goodwill	2,607,283	2,589,914
Deferred charges	120,378	108,660
Other	251,643	245,279

	$7,565,753	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,541	$3,449
Accounts payable and accrued liabilities	768,997	819,334
Current liabilities held for sale	4,014	3,516
Federal and state taxes	8,983	0

Total current liabilities	784,535	826,299

Other noncurrent liabilities	402,737	380,649
Long-term debt	3,750,928	3,912,102
Deferred income taxes	179,708	173,354

Redeemable noncontrolling interests	214,679	211,761

UHS common stockholders’ equity	2,186,107	1,978,772
Noncontrolling interest	47,059	44,999

Total equity	2,233,166	2,023,771

	$7,565,753	$7,527,936

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$246,021	$159,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	144,949	107,536
Net gain on sale of assets	0	(1,993)
Stock-based compensation expense	8,665	8,327
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(77,661)	(16,523)
Accrued interest	(2,309)	(1,757)
Accrued and deferred income taxes	55,420	3,946
Other working capital accounts	(48,417)	(15,753)
Other assets and deferred charges	11,525	1,484
Other	3,468	(4,513)
Accrued insurance expense, net of commercial premiums paid	47,480	15,491
Payments made in settlement of self-insurance claims	(33,365)	(27,698)

Net cash provided by operating activities	355,776	227,724

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(116,240)	(121,640)
Proceeds received from sale of assets and businesses	2,041	5,000
Costs incurred for purchase and implementation of electronic health records application	(11,416)	(8,354)

Net cash used in investing activities	(125,615)	(124,994)

Cash Flows from Financing Activities:
Reduction of long-term debt	(200,566)	(77,974)
Additional borrowings	36,000	0
Financing costs	(23,534)	0
Repurchase of common shares	(6,163)	(3,703)
Dividends paid	(9,763)	(9,693)
Issuance of common stock	2,408	3,833
Profit distributions to noncontrolling interests	(23,201)	(12,336)
Proceeds from sale of noncontrolling interest in majority owned business	0	300

Net cash used in financing activities	(224,819)	(99,573)

Increase (decrease) in cash and cash equivalents	5,342	3,157
Cash and cash equivalents, beginning of period	29,474	9,180

Cash and cash equivalents, end of period	$34,816	$12,337

Supplemental Disclosures of Cash Flow Information:
Interest paid	$102,213	$29,783

Income taxes paid, net of refunds	$83,532	$79,943

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended June 30, 2011. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2011, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $480,000 and $465,000 during the three-month periods ended June 30, 2011 and 2010, respectively and $951,000 and $903,000 during the six-month periods ended June 30, 2011 and 2010, respectively. Our pre-tax share of income from the Trust was $260,000 and $300,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $560,000 and $600,000 for the six-month periods ended June 30, 2011 and 2010, respectively. The carrying value of this investment was $6.3 million and $7.3 million at June 30, 2011 and December 31, 2010, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $31.5 million at June 30, 2011 and $28.8 million at December 31, 2010.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million and $4.0 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $8.3 million and $8.2 million for the six-month periods ended June 30, 2011 and 2010, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

On May 19, 2011, certain of our subsidiaries provided the required notice to the Trust exercising the 5-year renewal options on McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System, Inland Valley Campus which extended the lease terms to December, 2016.

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust, giving effect to the above-mentioned renewals:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)

McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, the majority ownership interest of which was acquired by us as a result of our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010. The redeemable noncontrolling interests balances of $215 million and $212 million as of June 30, 2011 and December 31, 2010, respectively, and the noncontrolling interests balances of $47 million as of June 30, 2011 and $45 million as of December 31, 2010, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of June 30, 2011, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement provides for a senior secured credit facility in an initial aggregate amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility (amount at inception) and a $1.6 billion Term Loan B facility (amount at inception). Prior to the effectiveness of the Amendment in March, 2011 (as discussed below), we prepaid $125 million of the principal amount of the Term Loan B and, during the first six months of 2011, we made scheduled principal payments of $8 million on the Term Loan B and $13 million on the Term Loan A. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The senior secured credit facility is secured by substantially all of the assets of the Company and our material subsidiaries (the “Collateral”) and guaranteed by our material subsidiaries.

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

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $240 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program at June 30, 2011.

As of June 30, 2011, we had no outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of June 30, 2011, we had an aggregate of $590 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $65 million of outstanding letters of credit.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. Interest on the Unsecured Notes is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. On April 14, 2011, we announced the commencement of an exchange offer for the Unsecured Notes that were originally issued in a private offering. In connection with the original sale of the Unsecured Notes, we entered into a registration rights agreement in which we undertook to offer to exchange the outstanding notes for new notes (the “exchange notes”) to be registered under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2011, holders of the outstanding notes were able to exchange the outstanding notes for exchange notes in an equal principal amount. The exchange notes were substantially identical to the outstanding notes, except that the exchange notes were registered under the Securities Act and are freely tradable. The exchange offer expired on May 12, 2011.

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

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of June 30, 2011.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2011.

The carrying amount and fair value of our debt was $3.75 billion and $3.81 billion at June 30, 2011, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Cash Flow Hedges:

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. For the three and six months ended June 30, 2011 and 2010, we completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. We also determined that no portion of the hedges is ineffective and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at June 30, 2011, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by those counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive three-month LIBOR. Each of the two interest rate swaps has a notional principal amount of $75 million. The fixed rate payable on the first interest rate swap is 4.7625% and matures on October 5, 2012. The fixed rate payable on the second interest rate swap is 4.865% and the maturity date is October, 17, 2011. The notional amount of the second interest rate swap reduced to $50 million on October 18, 2010. We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $28 million at June 30, 2011, of which $1 million is included in other current liabilities and $27 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was a liability of $10 million at December 31, 2010, of which $2 million is included in other current liabilities and $8 million is included in other noncurrent liabilities.

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

Prior to our acquisition in November, 2010, the PSI subsidiaries were commercially insured for professional and general liability insurance claims in excess of a $3 million self-insured retention to a limit of $75 million. PSI utilized its captive insurance company and that captive insurance company remains in place after our acquisition of PSI to manage the self-insured retention for all former PSI subsidiaries for claims incurred prior to January 1, 2011. The captive insurance company also continues to manage the applicable self-insured retention for all professional and general liability claims, regardless of date incurred, for the former PSI subsidiaries located in Florida and Puerto Rico.

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

As of June 30, 2011 and December 31, 2010, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $300 million and $289 million, respectively, of which $60 million is included in current liabilities as of each date.

During the second quarters of 2010, based upon reserve analyses, we recorded a $16 million reduction to our professional and general liability self-insurance reserves relating to prior years. This favorable change in our estimated future claims payments, was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a company-wide patient safety initiative undertaken during the last few years.

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

Other

As of June 30, 2011 we were party to certain off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2011 totaled $76 million consisting of: (i) $62 million related to our self-insurance programs; (ii) $7 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $7 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

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

In response to these subpoenas, we produced the requested documents and cooperated with the investigations in all respects. We also met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division on several occasions to discuss a possible resolution of this matter. However, the parties were not able to reach a resolution.

Consequently, in November, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Services, LLC (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which relates solely to the Marion Youth Center. The amended complaint alleges causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. The case is in the discovery phase. A separate lawsuit has also been filed in federal court by another former employee of Keystone Marion in the Western District of Virginia making similar allegations in the context of employment and retaliation claims. We have established a reserve in connection with this matter which did not have a material impact on our results of operations for any of the periods presented herein. We will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail in the litigation.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a subsidiary, and one of our non-public schools in California operated by one of our subsidiaries have been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements to qualify as a non-public school. Plaintiffs have also claimed that we committed unfair business practices associated with these allegations. We deny liability and intend to defend this case vigorously. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

Wage and Hour Class Actions:

We and/or our subsidiaries are presently involved in three wage and hour class action cases in California and Tennessee. All three matters have been settled but are awaiting court approval. The settlements in these cases, if approved by the court, will not have a material impact on our consolidated financial statements.

Department of Justice ICD Investigation:

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Claims Determination regarding these devices. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is one year in duration and required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. Pursuant to the agreement, CMS would conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS remains eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries. The certification survey commenced during the last week of July, 2011. We have not yet been notified as to the results of the survey and we are not aware of when notification will be made to us.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. In September, 2010, SWHCS entered into an agreement with CDPH relating to the license revocation. The terms of the CDPH agreement are substantially similar to those contained in the agreement with CMS. As a result of the agreement, SWHCS’s hospital license remains in effect pending the outcome of the CMS full certification survey which occurred during the last week of July, 2011. Pursuant to the results of the CMS full certification survey, should SWHCS be deemed to have achieved substantial compliance with the Medicare conditions of participation, CDPH shall deem SWHCS’s license to be in good standing. Failure of SWHCS to achieve substantial compliance with the Medicare conditions of participation, pursuant to CMS’s full certification survey, will likely have a material adverse impact on SWHCS’s ability to continue to operate the facilities.

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity which has occurred. Unrelated to these developments, a competitor has recently opened a newly constructed acute care hospital. We are unable to predict the net impact of these developments on SWHCS’s results of operations during the remainder of 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the six-month period ended June 30, 2011 and the year ended December 31, 2010, after deducting an allocation for corporate overhead expense, SWHCS had a pre-tax (deficit)/income of approximately (0.9%) and 1.1%, respectively, of our income from operations after income attributable to noncontrolling interest.

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 17, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2011 or the year ended December 31, 2010.

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

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July 2011 requesting additional documents. Those documents are being collected and will be provided to the DOJ. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, was not material to our consolidated financial position or results of operations.

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

	Three months ended June 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,013,142	$1,404,643	—	$4,417,785
Gross outpatient revenues	$1,415,059	$157,748	$14,671	$1,587,478
Total net revenues	$1,033,024	$863,254	$5,956	$1,902,234
Income/(loss) before income taxes	$91,145	$189,590	($98,306)	$182,429
Total assets as of 6/30/11	$2,779,803	$4,381,320	$404,630	$7,565,753

	Six months ended June 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,235,389	$2,795,844	—	$9,031,233
Gross outpatient revenues	$2,785,177	$307,343	$27,540	$3,120,060
Total net revenues	$2,087,317	$1,713,557	$11,888	$3,812,762
Income/(loss) before income taxes	$218,129	$375,378	($207,082)	$386,425
Total assets as of 6/30/11	$2,779,803	$4,381,320	$404,630	$7,565,753

	Three months ended June 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,624,502	$554,141	—	$3,178,643
Gross outpatient revenues	$1,171,634	$81,987	$12,083	$1,265,704
Total net revenues	$974,010	$357,008	$7,297	$1,338,315
Income/(loss) before income taxes	$94,744	$87,116	($64,388)	$117,472
Total assets as of 6/30/10	$2,760,944	$1,002,427	$226,386	$3,989,757

	Six months ended June 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$5,407,933	$1,098,922	—	$6,506,855
Gross outpatient revenues	$2,288,559	$159,964	$23,645	$2,472,168
Total net revenues	$1,963,321	$706,190	$15,957	$2,685,468
Income/(loss) before income taxes	$196,648	$163,973	($114,978)	$245,643
Total assets as of 6/30/10	$2,760,944	$1,002,427	$226,386	$3,989,757

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2011	2010	2011	2010

Basic and Diluted:
Net income attributable to UHS	$103,649	$65,572	$217,842	$137,391
Less: Net income attributable to unvested restricted share grants	(126)	(278)	(275)	(593)

Net income attributable to UHS – basic and diluted	$103,523	$65,294	$217,567	$136,798

Weighted average number of common shares - basic	97,563	96,703	97,472	96,621
Net effect of dilutive stock options and grants based on the treasury stock method	1,695	1,351	1,591	1,131

Weighted average number of common shares and equivalents - diluted	99,258	98,054	99,063	97,752

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2011	2010	2011	2010

Earnings per basic share attributable to UHS:	$1.06	$0.68	$2.23	$1.42

Earnings per diluted share attributable to UHS:	$1.04	$0.67	$2.20	$1.40

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. There were no significant anti-dilutive stock options during the three or six months ended June 30, 2011 and 2010, respectively. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended June 30, 2011 and 2010, compensation cost of $4.2 million ($2.6 million after-tax) and $3.4 million ($2.1 million after-tax), respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2011 and 2010, compensation cost of $7.7 million ($4.7 million after-tax) and $6.8 million ($4.2 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2011 and 2010, compensation cost of approximately $455,000 ($281,000 after-tax) and $867,000 ($538,000 after-tax), respectively, was recognized related to restricted stock. During the six-month periods ended June 30, 2011 and 2010, compensation cost of approximately $906,000 ($559,000 after-tax) and $1.6 million ($971,000 after-tax) was recognized related to restricted stock. As of June 30, 2011 there was $36.0 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.0 years. There were 2,800,000 stock options granted (net of cancellations) during the first six months of 2011 with a weighted-average grant date fair value of $11.63 per share. There were 1,500 restricted stock shares granted during the first six months of 2011, with a weighted-average grant date fair value of $54.29 per share.

(8) Comprehensive Income

Comprehensive income (loss) is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and foreign currency translation adjustments.

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands)	2011	2010	2011	2010
Net income attributable to UHS	$103,649	$65,572	$217,842	$137,391
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)	(108)	(108)
Unrealized derivative (loss) gains on cash flow hedges, net of taxes	(12,697)	390	(11,280)	468

Comprehensive income attributable to UHS	$90,898	$65,908	$206,454	$137,751

During the three and six month periods ended June 30, 2011 and 2010, none of the components of other comprehensive income related to noncontrolling interests.

(9) Dispositions and acquisitions of assets and businesses and assets held for sale

Six-month period ended June 30, 2011:

Acquisitions:

There were no acquisitions during the first six months of 2011.

Divestitures:

During the first six months of 2011, we received cash proceeds of $2 million for: (i) sale of the real property of a closed acute care hospital (during first quarter), and; (ii) installment payment for our ownership interest in an outpatient surgery center (during second quarter). These transactions did not have a material impact on our consolidated financial statements or results of operations.

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

In November, 2010, we completed the acquisition of Psychiatric Solutions, Inc. (“PSI”). PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands. Assuming the acquisition of PSI occurred on January 1, 2010, pro forma net revenues for the three and six-month period ended June 30, 2010 would have been approximately $1.84 billion and $3.66 billion, respectively. Our pro forma net income attributable to UHS for the three and six-month period ended June 30, 2010 would have been $96.2 million and $178.2 million, respectively, and our pro forma net income attributable to UHS per diluted share for the three and six-month period ended June 30, 2010 would have been $.98 per diluted share and $1.82 per diluted share, respectively.

Divestitures:

During the first quarter of 2010, we sold our minority ownership interest in a healthcare technology company for cash proceeds of $3 million. This transaction resulted in a $2 million pre-tax gain which is included in our financial results for the six-month period ended June 30, 2010.

Assets held for sale:

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). We completed the divestiture of MeadowWood Behavioral Health System in July, 2011. Pursuant to the terms of our agreement with the FTC, we are required to divest the facilities in Nevada within approximately six months, and the facility in Puerto Rico within approximately nine months, from the date the agreement was finalized, which occurred on April 19, 2011. The operating results for the three former PSI facilities located in Delaware and Nevada are discontinued operations during the three and six-month period ended June 30, 2011. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements during the three and six-month periods ended June 30, 2011, it is included as a reduction to other operating expenses. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

(10) Dividends

We declared and paid dividends of $4.9 million, or $.05 per share, during the second quarter of 2011 and $4.9, or $.05 per share, during the second quarter of 2010. During the six-month periods ended June 30, 2011 and 2010, we declared and paid dividends of $9.8 million and $9.7 million, respectively.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2011 and 2010 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$247	$154	$581	$570
Interest cost	1,071	669	2,523	2,479
Expected return on assets	(1,774)	(695)	(3,283)	(2,576)
Recognized actuarial loss	470	342	1,214	1,269

Net periodic pension cost	$14	$470	$1,035	$1,742

During the six months ended June 30, 2011, we made contributions totaling $6.3 million to our pension plan.

(12) Income Taxes

As of January 1, 2011, our unrecognized tax benefits were approximately $8 million. The amount, if recognized, that would affect the effective tax rate is approximately $6 million. During the three and six-month periods ended June 30, 2011, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June, 2011, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2007 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(13) Supplemental Condensed Consolidating Financial Information

Certain of our senior notes are guaranteed by a group of subsidiaries (the Guarantors). The Guarantors, each of which is a 100% directly owned subsidiary of Universal Health Services, Inc., fully and unconditionally guarantee the senior notes on a joint and several basis.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	1,298,727	609,853	(6,346)	$1,902,234

Operating charges:
Salaries, wages and benefits	0	613,243	238,835	0	852,078
Other operating expenses	0	241,445	119,641	(6,251)	354,835
Supplies expense	0	129,776	75,818	0	205,594
Provision for doubtful accounts	0	86,294	74,623	0	160,917
Depreciation and amortization	0	53,107	20,127	0	73,234

Lease and rental expense	0	15,668	7,766	(95)	23,339

	0	1,139,533	536,810	(6,346)	1,669,997

Income from operations	0	159,194	73,043	0	232,237
Interest expense, net	48,386	809	613	0	49,808
Interest (income) expense, affiliate	0	15,904	(15,904)	0	0
Equity in net income of consolidated affiliates	(133,832)	(38,049)	0	171,881	0

Income before income taxes	85,446	180,530	88,334	(171,881)	182,429
Provision for income taxes	(18,203)	65,171	19,427	0	66,395

Net income	103,649	115,359	68,907	(171,881)	116,034
Less: Income attributable to noncontrolling interests	0	0	12,385	0	12,385

Net income attributable to UHS	$103,649	$115,359	$56,522	$(171,881)	$103,649

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	2,618,855	1,206,560	(12,653)	$3,812,762

Operating charges:
Salaries, wages and benefits	0	1,221,551	476,391	0	1,697,942
Other operating expenses	0	482,522	234,222	(12,463)	704,281
Supplies expense	0	261,371	151,393	0	412,764
Provision for doubtful accounts	0	180,669	133,364	0	314,033
Depreciation and amortization	0	105,497	39,088	0	144,585
Lease and rental expense	0	31,649	15,048	(190)	46,507

	0	2,283,259	1,049,506	(12,653)	3,320,112

Income from operations	0	335,596	157,054	0	492,650
Interest expense	103,256	1,602	1,367	0	106,225
Interest (income) expense, affiliate	0	31,808	(31,808)	0	0
Equity in net income of consolidated affiliates	(281,440)	(88,251)	0	369,691	0

Income before income taxes	178,184	390,437	187,495	(369,691)	386,425
Provision for income taxes	(39,658)	140,132	39,930	0	140,404

Net income	217,842	250,305	147,565	(369,691)	246,021
Less: Income attributable to noncontrolling interests	0	0	28,179	0	28,179

Net income attributable to UHS	$217,842	$250,305	$119,386	$(369,691)	$217,842

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	850,987	488,219	(891)	$1,338,315

Operating charges:
Salaries, wages and benefits	0	382,317	181,235	0	563,552
Other operating expenses	0	153,667	96,243	(796)	249,114
Supplies expense	0	106,325	73,601	0	179,926
Provision for doubtful accounts	0	74,302	69,462	0	143,764
Depreciation and amortization	0	36,542	17,483	0	54,025
Lease and rental expense	0	11,753	6,527	(95)	18,185

	0	764,906	444,551	(891)	1,208,566

Income from operations	0	86,081	43,668	0	129,749
Interest expense	11,528	701	48	0	12,277
Interest (income) expense, affiliate	0	15,219	(15,219)	0	0
Equity in net income of consolidated affiliates	(72,667)	(30,211)	0	102,878	0

Income before income taxes	61,139	100,372	58,839	(102,878)	117,472
Provision for income taxes	(4,433)	33,499	11,991	0	41,057

Net income	65,572	66,873	46,848	(102,878)	76,415
Less: Income attributable to noncontrolling interests	0	0	10,843	0	10,843

Net income attributable to UHS	$65,572	$66,873	$36,005	$(102,878)	$65,572

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	1,722,613	975,000	(12,145)	$2,685,468

Operating charges:
Salaries, wages and benefits	0	779,048	363,430	0	1,142,478
Other operating expenses	(349)	319,826	188,620	(11,955)	496,142
Supplies expense	0	216,579	147,163	0	363,742
Provision for doubtful accounts	0	132,145	137,009	0	269,154
Depreciation and amortization	0	73,018	34,518	0	107,536
Lease and rental expense	0	23,343	12,966	(190)	36,119

	(349)	1,543,959	883,706	(12,145)	2,415,171

Income from operations	349	178,654	91,294	0	270,297
Interest expense	23,101	1,395	158	0	24,654
Interest (income) expense, affiliate	0	30,438	(30,438)	0	0
Equity in net income of consolidated affiliates	(151,399)	(64,075)	0	215,474	0

Income before income taxes	128,647	210,896	121,574	(215,474)	245,643
Provision for income taxes	(8,744)	70,982	24,228	0	86,466

Net income	137,391	139,914	97,346	(215,474)	159,177
Less: Income attributable to noncontrolling interests	0	0	21,786	0	21,786

Net income attributable to UHS	$137,391	$139,914	$75,560	$(215,474)	$137,391

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	27,474	7,342	0	$34,816
Accounts receivable, net	10,442	615,632	287,668	0	913,742
Supplies	0	57,574	37,976	0	95,550
Other current assets	16,186	68,500	6,537	0	91,223
Deferred income taxes	83,008	49,128	322	(11,017)	121,441
Current assets held for sale	0	91,318	20,016	0	111,334

Total current assets	109,636	909,626	359,861	(11,017)	1,368,106

Investments in subsidiaries	4,976,216	1,113,091	0	(6,089,307)	0
Intercompany receivable	880,848	1,133,854	0	(2,014,702)	0
Intercompany note receivable	0	0	3,071,860	(3,071,860)	0

Property and equipment	0	3,526,673	1,390,446	0	4,917,119
Less: accumulated depreciation	0	(1,096,322)	(602,454)	0	(1,698,776)

	0	2,430,351	787,992	0	3,218,343

Other assets:
Goodwill	820	2,121,640	484,823	0	2,607,283
Deferred charges	114,157	5,592	629	0	120,378
Other	6,639	227,629	17,375	0	251,643

	$6,088,316	$7,941,783	$4,722,540	$(11,186,886)	$7,565,753

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$254	1,160	1,127	0	$2,541
Accounts payable and accrued liabilities	12,696	523,008	233,293	0	768,997
Federal and state taxes	19,058	0	620	(10,695)	8,983
Liabilities of facilities held for sale	0	3,976	38	0	4,014

Total current liabilities	32,008	528,144	235,078	(10,695)	784,535

Intercompany payable	0	0	2,014,702	(2,014,702)	0
Other noncurrent liabilities	33,574	257,576	111,587	0	402,737
Long-term debt	3,706,438	4,181	40,309	0	3,750,928
Intercompany note payable	0	3,071,860	0	(3,071,860)	0
Deferred income taxes	130,189	49,841	0	(322)	179,708

Redeemable noncontrolling interests	0	0	214,679	0	214,679

UHS common stockholders’ equity	2,186,107	4,030,181	2,059,126	(6,089,307)	2,186,107
Noncontrolling interest	0	0	47,059	0	47,059

Total equity	2,186,107	4,030,181	2,106,185	(6,089,307)	2,233,166

	$6,088,316	$7,941,783	$4,722,540	$(11,186,886)	$7,565,753

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	21,385	8,089	0	$29,474
Accounts receivable, net	10,646	561,869	265,305	0	837,820
Supplies	0	57,069	37,261	0	94,330
Other current assets	51,161	69,903	8,996	0	130,060
Deferred income taxes	82,416	55,927	322	(17,831)	120,834
Current assets held for sale	0	109,781	8,817	0	118,598

Total current assets	144,223	875,934	328,790	(17,831)	1,331,116

Investments in subsidiaries	4,694,776	1,024,840	0	(5,719,616)	0
Intercompany receivable	1,056,839	939,667	0	(1,996,506)	0
Intercompany note receivable	0	0	3,071,860	(3,071,860)	0

Property and equipment	0	3,492,263	1,361,709	0	4,853,972
Less: accumulated depreciation	0	(1,029,609)	(571,396)	0	(1,601,005)

	0	2,462,654	790,313	0	3,252,967

Other assets:
Goodwill	820	2,153,366	435,728	0	2,589,914
Deferred charges	101,582	6,749	329	0	108,660
Other	7,612	214,694	22,973	0	245,279

	$6,005,852	$7,677,904	$4,649,993	$(10,805,813)	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$559	1,357	1,533	0	$3,449
Accounts payable and accrued liabilities	16,318	514,225	288,791	0	819,334
Federal and state taxes	16,886	0	623	(17,509)	0
Liabilities of facilities held for sale	0	3,343	173	0	3,516

Total current liabilities	33,763	518,925	291,120	(17,509)	826,299

Intercompany payable	0	0	1,996,506	(1,996,506)	0
Other noncurrent liabilities	13,672	252,568	114,409	0	380,649
Long-term debt	3,855,810	4,834	51,458	0	3,912,102
Intercompany note payable	0	3,071,860	0	(3,071,860)	0
Deferred income taxes	123,835	49,841	0	(322)	173,354

Redeemable noncontrolling interests	0	0	211,761	0	211,761

UHS common stockholders’ equity	1,978,772	3,779,876	1,939,740	(5,719,616)	1,978,772
Noncontrolling interest	0	0	44,999	0	44,999

Total equity	1,978,772	3,779,876	1,984,739	(5,719,616)	2,023,771

	$6,005,852	$7,677,904	$4,649,993	$(10,805,813)	$7,527,936

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$13,222	$298,741	$43,813	$0	$355,776

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(88,240)	(28,000)	0	(116,240)
Proceeds received from sales of assets and businesses	0	2,041	0	0	2,041
Costs incurred for purchase and development of electronic health records application	0	(11,416)	0	0	(11,416)

Net cash used in investing activities	0	(97,615)	(28,000)	0	(125,615)

Cash Flows from Financing Activities:
Reduction of long-term debt	(188,161)	(850)	(11,555)	0	(200,566)
Additional borrowings	36,000	0	0	0	36,000
Financing costs	(23,534)	0	0	0	(23,534)
Repurchase of common shares	(6,163)	0	0	0	(6,163)
Dividends paid	(9,763)	0	0	0	(9,763)
Issuance of common stock	2,408	0	0	0	2,408
Profit distributions to noncontrolling interests	0	0	(23,201)	0	(23,201)
Changes in intercompany balances with affiliates, net	175,991	(194,187)	18,196	0	0

Net cash used in financing activities	(13,222)	(195,037)	(16,560)	0	(224,819)

Increase (decrease) in cash and cash equivalents	0	6,089	(747)	0	5,342
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$27,474	$7,342	$0	$34,816

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$2,654	$191,348	$33,722	$0	$227,724

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(91,991)	(29,649)	0	(121,640)
Proceeds received from sales of assets and businesses	0	5,000	0	0	5,000
Costs incurred for purchase and development of electronic health records application	0	(8,354)	0	0	(8,354)

Net cash used in investing activities	0	(95,345)	(29,649)	0	(124,994)

Cash Flows from Financing Activities:
Reduction of long-term debt	(75,403)	(1,338)	(1,233)	0	(77,974)
Repurchase of common shares	(3,703)	0	0	0	(3,703)
Dividends paid	(9,693)	0	0	0	(9,693)
Issuance of common stock	3,833	0	0	0	3,833
Profit distributions to noncontrolling interests	0	0	(12,336)	0	(12,336)
Proceeds from sale of noncontrolling interest in majority owned business	0	0	300	0	300
Changes in intercompany balances with affiliates, net	82,312	(92,435)	10,123	0	0

Net cash used in financing activities	(2,654)	(93,773)	(3,146)	0	(99,573)

Increase in cash and cash equivalents	0	2,230	927	0	3,157
Cash and cash equivalents, beginning of period	0	5,367	3,813	0	9,180

Cash and cash equivalents, end of period	$0	$7,597	$4,740	$0	$12,337

(14) Recent Accounting Standards

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: In July 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). The guidance provided in this ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. While this standard will have no impact on our financial position or results of operations, it will require us to reclassify our provision for doubtful accounts from operating expenses to a component of net revenues beginning with the first quarter of 2012, with retrospective application required.

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

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $239 million and $190 million during three-month periods ended June 30, 2011 and 2010, respectively, and $462 million and $366 million during the six-month periods ended June 30, 2011 and 2010, respectively. The estimated costs of providing the charity services was $43 million and $38 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $82 million and $73 million during the six-month periods ended June 30, 2011 and 2010, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

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

Presentation of Comprehensive Income: In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial position or results of operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2011, we owned and/or operated 25 acute care hospitals and 204 behavioral health centers located in 36 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 7 surgical hospitals and surgery and radiation oncology centers located in 5 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 55% and 73% of our consolidated net revenues during the three-month periods ended June 30, 2011 and 2010, respectively, and 55% and 74% during the six-month periods ended June 30, 2011 and 2010, respectively. Net revenues from our behavioral health care facilities accounted for 45% and 27% of our consolidated net revenues during the three-month periods ended June 30, 2011 and 2010, respectively, and 45% and 26% during the six-month periods ended June 30, 2011 and 2010, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth in herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors and in our Report on Form 10-Q for the quarterly period ended March 31, 2011 in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

a significant portion of our revenues are produced by facilities located in Texas, Pennsylvania, Illinois, Washington, D.C., Nevada, Virginia, Massachusetts, Mississippi, California and Florida making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been proposed for the 2012 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those stated. Although the fiscal year 2012 state budgets for certain of the states in which we operate have not yet been finalized, we estimate that, on a blended basis, our aggregate Medicaid reimbursements are likely to be reduced by 3% to 4% (or approximately $45 million to $55 million annually) from the rates in effect during the first half of 2011.

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

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law would establish a bipartisan Congressional committee, known as the Joint Committee, which would be responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. If the Joint Committee is unable to reach an agreement, across-the-board cuts to discretionary, national defense and Medicare spending could be automatically implemented which could result in Medicare payment reductions of up to 2%. We cannot predict if reductions to future Medicare or other government payments to providers will be implemented as a result of the 2011 Act or what impact, if any, the 2011 Act may have on our future results of operations;

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is one year in duration and required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. At the conclusion of the agreement, CMS will conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS remains eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries. The certification survey commenced during the last week of July, 2011. We have not yet been notified as to the results of the survey and we are not aware of when notification will be made to us.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. In September, 2010, SWHCS entered into an agreement with CDPH relating to the license revocation. The terms of the CDPH agreement are substantially similar to those contained in the agreement with CMS. As a result of the agreement, SWHCS’s hospital license remains in effect pending the outcome of the CMS full certification survey which will occur at the end of the agreement. Pursuant to the results of the CMS full certification survey, should SWHCS be deemed to have achieved substantial compliance with the Medicare conditions of participation, CDPH shall deem SWHCS’s license to be in good standing. Failure of SWHCS to achieve substantial compliance with the Medicare conditions of participation, pursuant to CMS’s full certification survey, will likely have a material adverse impact on SWHCS’s ability to continue to operate the facilities.

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

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the six-month period ended June 30, 2011 and the year ended December 31, 2010, after deducting an allocation for corporate overhead expense, SWHCS had a pre-tax (deficit)/income of approximately (0.9%) and 1.1%, respectively, of our income from operations after income attributable to noncontrolling interest.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% of our net patient revenues during each of the three-month periods ended June 30, 2011 and 2010 and 38% of our net patient revenues during each of the six-month periods ended June 30, 2011 and 2010. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 42% and 45% of our net patient revenues during the three-month periods ended June 30, 2011 and 2010, respectively, and 42% and 46% of our net patient revenues during the six-month periods ended June 30, 2011 and 2010, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $267 million at June 30, 2011 and $249 million at December 31, 2010.

Patients who express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $158 million at June 30, 2011 and $99 million as of December 31, 2010.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2011 and 2010:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,902,234	100.0%	$1,338,315	100.0%
Operating charges:
Salaries, wages and benefits	852,078	44.8%	563,552	42.1%
Other operating expenses	354,835	18.7%	249,114	18.6%
Supplies expense	205,594	10.8%	179,926	13.4%
Provision for doubtful accounts	160,917	8.5%	143,764	10.7%
Depreciation and amortization	73,234	3.8%	54,025	4.0%
Lease and rental expense	23,339	1.2%	18,185	1.4%

Subtotal operating expenses	1,669,997	87.8%	1,208,566	90.3%

Income from operations	232,237	12.2%	129,749	9.7%
Interest expense, net	49,808	2.6%	12,277	0.9%

Income before income taxes	182,429	9.6%	117,472	8.8%
Provision for income taxes	66,395	3.5%	41,057	3.1%

Net income	116,034	6.1%	76,415	5.7%
Less: Income attributable to noncontrolling interests	12,385	0.7%	10,843	0.8%

Net income attributable to UHS	$103,649	5.4%	$65,572	4.9%

Net revenues increased 42% or $564 million to $1.90 billion during the three-month period ended June 30, 2011 as compared to $1.34 billion during the comparable quarter of the prior year. The increase was attributable to:

•	an $81 million or 6% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$487 million of revenues generated at the facilities acquired by us from Psychiatric Solutions, Inc. (“PSI”) in November, 2010, and;

•	$4 million of other combined net decreases in revenues.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $65 million to $182 million during the three-month period ended June 30, 2011 as compared to $117 million during the comparable quarter of the prior year. Included in our income before income taxes during the second quarter of 2011, as compared to the comparable prior year quarter, was the following:

•

an increase of $11 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact during the second quarter of 2010 from the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $101 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact during the second quarter of 2010 from the reduction to our professional and general liability self-insurance reserves, as discussed below);

•	a decrease of $38 million due to an increase in interest expense resulting primarily from the cost of borrowings utilized to finance the acquisition of PSI in November, 2010;

•

a decrease of $16 million resulting from the favorable adjustment recorded during the second quarter of 2010 to our professional and general liability self-insurance reserves relating to prior years (please see Note 5 to the Consolidated Financial Statements, as included herein);

•	an increase of $18 million resulting from the transaction fees incurred during the second quarter of 2010 in connection with our acquisition of PSI in November, 2010, and;

•	$11 million of other combined net decreases including the corporate overhead expenses incurred in connection with the behavioral health care facilities acquired from PSI.

Net income attributable to UHS increased $38 million to $104 million during the three-month period ended June 30, 2011 as compared to $66 million during the comparable prior year quarter. The increase during the second quarter of 2011, as compared to the comparable prior year quarter, consisted of:

•	an increase of $65 million in income from operations before income taxes, as discussed above;

•	a decrease of $2 million resulting from an increase in income attributable to noncontrolling interests, and;

•

a decrease of $25 million resulting from an increase in the provision for income taxes resulting primarily from a net increase in pre-tax income of $63 million ($65 million increase in income before income taxes net of the $2 million increase in net income attributable to noncontrolling interests).

Six-month periods ended June 30, 2011 and 2010:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,812,762	100.0%	$2,685,468	100.0%
Operating charges:
Salaries, wages and benefits	1,697,942	44.5%	1,142,478	42.5%
Other operating expenses	704,281	18.5%	496,142	18.5%
Supplies expense	412,764	10.8%	363,742	13.5%
Provision for doubtful accounts	314,033	8.2%	269,154	10.0%
Depreciation and amortization	144,585	3.8%	107,536	4.0%
Lease and rental expense	46,507	1.2%	36,119	1.3%

Subtotal operating expenses	3,320,112	87.1%	2,415,171	89.9%

Income from operations	492,650	12.9%	270,297	10.1%
Interest expense, net	106,225	2.8%	24,654	1.0%

Income before income taxes	386,425	10.1%	245,643	9.1%
Provision for income taxes	140,404	3.6%	86,466	3.2%

Net income	246,021	6.5%	159,177	5.9%
Less: Income attributable to noncontrolling interests	28,179	0.8%	21,786	0.8%

Net income attributable to UHS	$217,842	5.7%	$137,391	5.1%

Net revenues increased 42% or $1.13 billion to $3.81 billion during the six-month period ended June 30, 2011 as compared to $2.69 billion during the comparable quarter of the prior year. The increase was attributable to:

•	a $168 million or 6% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$967 million of revenues generated at the facilities acquired by us from PSI, and;

•	$8 million of other combined net decreases in revenues.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $141 million to $386 million during the six-month period ended June 30, 2011 as compared to $246 million during the comparable quarter of the prior year. Included in our income before income taxes during the first six months of 2011, as compared to the comparable prior year period, was the following:

•

an increase of $36 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact during the second quarter of 2010 from the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $210 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact during the second quarter of 2010 from the reduction to our professional and general liability self-insurance reserves, as discussed below);

•	a decrease of $82 million due to an increase in interest expense resulting primarily from the cost of borrowings utilized to finance the acquisition of PSI in November, 2010;

•

a decrease of $16 million resulting from the favorable adjustment recorded during the second quarter of 2010 to our professional and general liability self-insurance reserves relating to prior years (please see Note 5 to the Consolidated Financial Statements, as included herein);

•	an increase of $18 million resulting from the transaction fees incurred during the second quarter of 2010 in connection with our acquisition of PSI in November, 2010, and;

•	$25 million of other combined net decreases including the corporate overhead expenses incurred in connection with the behavioral health care facilities acquired from PSI.

Net income attributable to UHS increased $80 million to $218 million during the six-month period ended June 30, 2011 as compared to $137 million during the comparable prior year period. The increase during the first six months of 2011, as compared to the comparable prior year period, consisted of:

•	an increase of $141 million in income from operations before income taxes, as discussed above;

•	a decrease of $6 million resulting from an increase in income attributable to noncontrolling interests, and;

•

a decrease of $54 million resulting from an increase in the provision for income taxes resulting primarily from a net increase in pre-tax income of $135 million ($141 million increase in income before income taxes net of the $6 million increase in net income attributable to noncontrolling interests).

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

As mentioned above, our results for the three and six-month period ended June 30, 2010 were favorably impacted by a $16 million reduction to our professional and general liability self-insurance reserves relating to prior years (recorded during the second quarter of 2010). Although approximately $15 million of the favorable impact recorded during the second quarter of 2010 applies to our acute care facilities, the favorable impact is not reflected in the acute care results for the 2010 periods presented as shown on the table below. There were no such adjustments applicable to the 2011 periods presented. After adjusting the below-reflected acute care results for the three and six-month periods ended June 30, 2010, income before income taxes (before deduction for income attributable to minority interests) amounted to $94.7 million during the three-month periods ended June 30, 2010 and $196.6 million during the six-month periods ended June 30, 2010. There were no other differences between “Same Facility” and “All Acute Care Basis” during the three and six-month periods ended June 30, 2011 and 2010 as there were no acute care hospitals acquired during the period of January 1, 2010 through June 30, 2011.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and six-month periods ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Net revenues	$1,033,024	100.0	$974,010	100.0	$2,087,317	100.0	$1,963,321	100.0
Salaries, wages and benefits	389,918	37.7	366,558	37.6	781,878	37.5	741,657	37.7
Other operating expenses	186,817	18.1	173,363	17.8	366,388	17.6	346,560	17.7
Supplies expense	158,853	15.4	160,038	16.4	320,555	15.4	324,162	16.5
Provision for doubtful accounts	142,263	13.8	135,455	13.9	274,014	13.1	252,637	12.9
Depreciation and amortization	49,480	4.8	44,085	4.5	97,264	4.7	87,563	4.5
Lease and rental	13,565	1.3	13,625	1.4	27,100	1.3	27,118	1.4

Subtotal operating expenses	940,896	91.1	893,124	91.7	1,867,199	89.5	1,779,697	90.6

Income from operations	92,128	8.9	80,886	8.3	220,118	10.5	183,624	9.4
Interest expense, net	983	0.1	748	0.1	1,989	0.0	1,582	0.1

Income before income taxes	$91,145	8.8	$80,138	8.2	$218,129	10.5	$182,042	9.3

Three-month periods ended June 30, 2011 and 2010:

During the three-month period ended June 30, 2011, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $59 million or 6%. Income before income taxes (and before income attributable to noncontrolling interests) increased $11 million or 14% to $91 million or 8.8% of net revenues during the second quarter of 2011 as compared to $80 million or 8.2% of net revenues during the comparable prior year quarter. The increase in income from operations at our acute care hospitals during the three month period ended June 30, 2011, as compared to the comparable quarter of the prior year, was due primarily to: (i) a favorable change in payor mix and acuity of patients treated at our hospitals; (ii) a stabilization of our uninsured patient volumes, and; (iii) a reduction in our supplies expense.

During the three-month period ended June 30, 2011, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 2.5% and adjusted admissions (adjusted for outpatient activity) decreased 0.9%. Patient days at these facilities remained unchanged and adjusted patient days increased 1.6% during the three-month period ended June 30, 2011 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.4 days and 4.3 days during the three-month periods ended June 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 58% during each of the three-month periods ended June 30, 2011 and 2010. During the three-month period ended June 30, 2011, net revenue per adjusted admission increased 7.1% and net revenue per adjusted patient day increased 4.4%, as compared to the comparable quarter of the prior year.

Six-month periods ended June 30, 2011 and 2010:

During the six-month period ended June 30, 2011, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $124 million or 6%. Income before income taxes (and before income attributable to noncontrolling interests) increased $36 million or 20% to $218 million or 10.5% of net revenues during the first six months of 2011 as compared to $182 million or 9.3% of net revenues during the comparable prior year period. The increase in income from operations at our acute care hospitals during the six-month period ended June 30, 2011, as compared to the comparable period of the prior year, was due primarily to the operating factors mentioned above (a favorable change in payor mix and acuity of patients treated at our hospitals, a stabilization of our uninsured patient volumes and a reduction in our supplies expense).

During the six-month period ended June 30, 2011, as compared to the comparable prior year period, inpatient admissions to our acute care facilities decreased 1.7% and adjusted admissions decreased 0.2%. Patient days at these facilities increased 0.3% and adjusted patient days increased 1.9% during the six-month period ended June 30, 2011 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days and 4.4 days during the six-month periods ended June 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 61% during each of the six-month periods ended June 30, 2011 and 2010. During the six-month period ended June 30, 2011, net revenue per adjusted admission increased 6.5% and net revenue per adjusted patient day increased 4.4%, as compared to the comparable period of the prior year.

Charity care and uninsured discounts:

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $239 million and $190 million during three-month periods ended June 30, 2011 and 2010, respectively, and $462 million and $366 million during the six-month periods ended June 30, 2011 and 2010, respectively.

The estimated costs of providing the charity services was $43 million and $38 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $82 million and $73 million during the six-month periods ended June 30, 2011 and 2010, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six-month periods ended June 30, 2011 and 2010 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Net revenues	$376,449	100.0	$354,582	100.0	$745,554	100.0	$701,146	100.0
Salaries, wages and benefits	179,272	47.6	169,291	47.7	356,211	47.8	338,126	48.2
Other operating expenses	68,710	18.3	61,572	17.4	134,450	18.0	122,407	17.5
Supplies expense	20,218	5.4	18,486	5.2	39,680	5.3	36,625	5.2
Provision for doubtful accounts	7,636	2.0	8,214	2.3	17,670	2.4	16,354	2.3
Depreciation and amortization	8,837	2.3	8,157	2.3	17,523	2.4	16,407	2.3
Lease and rental	4,204	1.1	4,029	1.1	8,180	1.1	7,877	1.1

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Subtotal operating expenses	288,877	76.7	269,749	76.1	573,714	77.0	537,796	76.7

Income from operations	87,572	23.3	84,833	23.9	171,840	23.0	163,350	23.3
Interest expense, net	2	0.0	3	0.0	5	0.0	6	0.0

Income before income taxes	$87,570	23.3	$84,830	23.9	$171,835	23.0	$163,344	23.3

Three-month periods ended June 30, 2011 and 2010:

On a same facility basis, during the second quarter of 2011, as compared to the second quarter of 2010, net revenues at our behavioral health care facilities increased 6% or $22 million to $376 million from $355 million. Income before income taxes increased $3 million or 3% to $88 million or 23.3% of net revenues during the three-month period ended June 30, 2011, as compared to $85 million or 23.9% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities increased 7.2% and 7.1%, respectively, during the three-month period ended June 30, 2011 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days each increased 3.0% during the three-month period ended June 30, 2011 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 14.1 days and 14.7 days during the three-month periods ended June 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the three-month periods ended June 30, 2011 and 2010, respectively. During the three-month period ended June 30, 2011, net revenue per adjusted admission decreased 0.1% and net revenue per adjusted patient day increased 3.8%, as compared to the comparable quarter of the prior year.

Six-month periods ended June 30, 2011 and 2010:

On a same facility basis, during the first six months of 2011, as compared to the comparable prior year period, net revenues at our behavioral health care facilities increased 6% or $44 million to $746 million from $701 million. Income before income taxes increased $8 million or 5% to $172 million or 23.0% of net revenues during the six-month period ended June 30, 2011, as compared to $163 million or 23.3% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 7.0% and 6.9%, respectively, during the six-month period ended June 30, 2011 as compared to the comparable period of the prior year. Patient days and adjusted patient days increased 2.6% and 2.5%, respectively, during the six-month period ended June 30, 2011 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 14.0 days and 14.6 days during the six-month periods ended June 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the six-month periods ended June 30, 2011 and 2010, respectively. During the six-month period ended June 30, 2011, net revenue per adjusted admission decreased 0.2% and net revenue per adjusted patient day increased 4.1%, as compared to the comparable period of the prior year.

All Behavioral Health Care Facilities (dollar amounts in thousands)

The following table summarizes the results of operations for our behavioral health care facilities for the three and six-month periods ended June 30, 2011 and 2010, including the facilities acquired from PSI in November, 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
Net revenues	$863,254	100.0	$357,008	100.0	$1,713,557	100.0	$706,190	100.0
Salaries, wages and benefits	422,312	48.9	170,364	47.7	841,377	49.1	341,088	48.3
Other operating expenses	156,333	18.1	60,345	16.9	305,746	17.8	123,288	17.5
Supplies expense	45,458	5.3	18,653	5.2	89,548	5.2	36,977	5.2
Provision for doubtful accounts	18,520	2.1	8,252	2.3	39,879	2.3	16,393	2.3
Depreciation and amortization	21,815	2.5	8,208	2.3	43,256	2.5	16,511	2.3
Lease and rental	8,791	1.0	4,067	1.1	17,403	1.0	7,954	1.1

Subtotal operating expenses	673,229	78.0	269,889	75.6	1,337,209	78.0	542,211	76.8

Income from operations	190,025	22.0	87,119	24.4	376,348	22.0	163,979	23.2
Interest expense, net	435	0.0	3	0.0	970	0.1	6	0.0

Income before income taxes	$189,590	22.0	$87,116	24.4	$375,378	21.9	$163,973	23.2

During the second quarter of 2011, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including the PSI facilities), increased 142% or $506 million. The increase was attributable to the $487 million of net revenues generated at the facilities acquired from PSI in November, 2010 and a $22 million increase in net revenues on a same facility basis, as discussed above. Income before income taxes increased $102 million or 118% to $190 million or 22.0% of net revenues during the second quarter of 2011, as compared to $87 million or 24.4% of net revenues during the second quarter of 2010. The increase was attributable to the income before income taxes generated at the facilities acquired from PSI, slightly offset by other unfavorable changes including the recording of certain legal reserves during the second quarter of 2011 and the favorable impact of approximately $2 million recorded during the second quarter of 2010 resulting from the above-mentioned reduction to our professional and general liability self-insurance reserves.

During the first six months of 2011, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including the PSI facilities), increased 143% or $1.01 billion. The increase was attributable to the $968 million of net revenues generated at the facilities acquired from PSI in November, 2010 and a $44 million increase in net revenues on a same facility basis, as discussed above. Income before income taxes increased $211 million or 129% to $375 million or 21.9% of net revenues during the first six months of 2011, as compared to $164 million or 23.2% of net revenues during the comparable 2010 period. The increase was attributable to the income before income taxes generated at the facilities acquired from PSI, slightly offset by other unfavorable changes as mentioned above.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2011 and 2010 presented on: (i) a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Third Party Payors:
Medicare	21%	24%	22%	25%
Medicaid	16%	13%	16%	13%
Managed Care (HMO and PPOs)	42%	45%	42%	46%
Other Sources	21%	18%	20%	16%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Third Party Payors:
Medicare	25%	27%	26%	27%
Medicaid	8%	9%	8%	9%
Managed Care (HMO and PPOs)	46%	46%	45%	46%
Other Sources	21%	18%	21%	18%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Third Party Payors:
Medicare	17%	17%	17%	17%
Medicaid	26%	24%	25%	24%
Managed Care (HMO and PPOs)	38%	45%	38%	45%
Other Sources	19%	14%	20%	14%

Total	100%	100%	100%	100%

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

In August, 2011, CMS published its final IPPS 2012 payment rule which provided for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform productivity adjustments are considered, we estimate our overall increase from the final federal fiscal year 2012 rule will approximate 0.6%. CMS also includes a 2.0% market basket reduction related to prior year documentation and coding adjustment as well as a 1.1% increase related to the correction of a prior year wage index budget neutrality adjustment. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.10% in federal fiscal year 2012. The projected impact from this IPPS rule noted above reflects all of the adjustments described in this paragraph.

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and scaled back cuts in hospital reimbursement that CMS was set to impose. In federal fiscal years 2010 to 2012, the new law requires CMS to make adjustments to the Medicare standardized amounts in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates. In federal fiscal year 2010, CMS made its initial statutory mandated adjustment under this legislation and will continue to do so in subsequent fiscal years to ensure the implementation of MS-DRGs was budget neutral among all affected hospitals. In July, 2010, the IPPS 2011 final payment rule applied a 2.9% reduction to the 2011 market basket update and indicated another 2.9% reduction would also be applied in 2012 for documenting and coding. In this same rule, CMS indicated a remaining documenting and coding adjustment of 3.9% reduction is still required to be made to future IPPS updates. In the 2012 IPPS final rule, CMS offset 2.0% of this remaining reduction and indicated that the remaining 1.9% may be offset in the IPPS 2013 payment rule.

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the May, 2009 CMS notice, the market basket increase was 2.1% for the period of July 1, 2009 through June 30, 2010. According to the April, 2010 CMS notice, the market basket increase was 2.4% for the period of July 1, 2010 through June 30, 2011. In January, 2011 CMS published its proposed Psych PPS rule for the fifteen month period July 1, 2011 to September 30, 2012. The market basket increase for this time period is scheduled to be 2.75%, which includes a 0.25% reduction required by the federal Health Care Reform legislation enacted in 2010.

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

In July, 2011, CMS published its annual proposed Medicare OPPS rule for 2012. The proposed market basket increase to the OPPS base rate is 2.8%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2012 and to reduce the annual update by a productivity adjustment which is proposed to be 1.2%. In the proposed rule, CMS is also recommending a significant decrease in 2012 Medicare rates for both hospital-based and community mental health center (CMHC) partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment decrease for 2012 is estimated to be 2.0%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2012 is estimated to be 1.3%.

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

The implementation period for these new Medicare and Medicaid incentive payments starts in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary and we are unable to predict which states will ultimately choose to participate. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. These Medicare and Medicaid incentive payments are intended to offset a portion of the cost incurred to qualify as a meaningful user of EHR. Our acute care facilities have begun implementing an EHR application, on a facility-by-facility basis, beginning in 2011. The implementation is scheduled to be completed in 2013. However, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, the amount of incentive payments received is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Approximately $15 million of these incentive payments, which relate to state Medicaid programs, could be received during the second half of 2011. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act.

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law would establish a bipartisan Congressional committee, known as the Joint Committee, which would be responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. If the Joint Committee is unable to reach an agreement, across-the-board cuts to discretionary, national defense and Medicare spending could be automatically implemented which could result in Medicare payment reductions of up to 2%. We cannot predict if reductions to future Medicare or other government payments to providers will be implemented as a result of the 2011 Act or what impact, if any, the 2011 Act may have on our future results of operations.

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

We receive a large concentration of our Medicaid revenues from Texas and significant amounts from Pennsylvania, Illinois, Washington, D.C., Nevada, Virginia, Massachusetts, Mississippi, California and Florida. The majority of these states, as well as most other states in which we operate, have reported significant budget deficits that have resulted in the reduction of Medicaid funding for 2010 and 2011. Furthermore, many states are currently working to effectuate further significant reductions in the level of Medicaid funding due to significant state budget deficits projected for 2012, which could adversely affect future levels of Medicaid reimbursement received by our hospitals. Although the fiscal year 2012 state budgets for certain of the states in which we operate have not yet been finalized, we estimate that, on a blended basis, our aggregate Medicaid reimbursements are likely to be reduced by 3% to 4% (or approximately $45 million to $55 million annually) from the rates in effect during the first half of 2011.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $8 million and $10 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $18 million and $20 million during the six-month periods ended June 30, 2011 and 2010, respectively, of net aggregate UPL and affiliated hospital indigent care payments. If during 2011 the hospital district makes IGTs consistent with 2010, we believe we would be entitled to aggregate net UPL and affiliated hospital indigent care payment revenues of approximately $15 million during the remaining six months of 2011.

In July, 2011 in accordance with the state 2012-2013 General Appropriations Act (“the Act”), the Texas Health and Human Services Commission (“THHSC”) published a proposed rule that changes the reimbursement methodology for inpatient services by establishing a statewide base standard dollar amount (“SDA”) rate along with certain hospital specific SDA rate adjustments for geographic location, trauma level designation and teaching hospital status. The new SDA payment methodology is scheduled to become effective September 1, 2011. Similarly, THHSC also proposed changes in conformance with the Act which results in reductions to various categories of Medicaid hospital outpatient services. The expected reduction to our annual Medicaid inpatient reimbursement resulting from the proposed inpatient SDA payment methodology has been factored into the fiscal year 2012 Medicaid reductions (3% to 4%), as mentioned above.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2011 fiscal years (covering the period of October 1, 2010 through September 30, 2011 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $11 million and $13 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $23 million and $27 million during the six-month periods ended June 30, 2011 and 2010, respectively. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations. Assuming that the Texas and South Carolina programs are renewed for each state’s 2012 fiscal years at amounts similar to the 2011 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be $24 million during the remaining six months of 2011.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and six-month periods ended June 30, 2011 and 2010.

Interest Expense:

Pursuant to the table below, interest expense was $50 million and $12 million during the three-month periods ended June 30, 2011 and 2010, respectively, and $106 million and $25 million during the six-month periods ended June 30, 2011 and 2010, respectively, (amounts in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revolving credit & demand notes	$1,868	$614	$4,037	$1,364
$200 million, 6.75% Senior Notes due 2011	3,377	3,378	6,755	6,756
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	14,248	14,248
$250 million, 7.00% Senior Notes due 2018	4,375	—	8,750	—
Term loan facility A	6,724	—	15,480	—
Term loan facility B	14,873	—	35,244	—
Accounts receivable securitization program	676	191	1,341	343

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	39,017	11,307	85,855	22,711
Interest rate swap expense, net	2,198	1,562	3,603	3,119
Other combined interest expense, including amortization of financing fees	8,686	1,372	16,904	2,467
Capitalized interest on major construction projects	(51)	(1,911)	(51)	(3,373)
Interest income	(42)	(53)	(86)	(270)

Interest expense, net	$49,808	$12,277	$106,225	$24,654

Interest expense increased $38 million and $82 million during the three and six-month periods ended June 30, 2011, respectively, as compared to the comparable periods of 2010. The increased interest expense was due primarily to: (i) the increased borrowings used to finance our acquisition of PSI in November, 2010; (ii) an increase in the average effective interest rate, as discussed below, and; (iii) the interest expense incurred during the second quarter of 2011 on the $250 million, 7.00% senior notes issued in September, 2010. The average outstanding borrowings under our $3.30 billion credit agreement (consisting of an $800 million revolving credit facility, a $1.04 billion Term Loan A and a $1.46 billion Term Loan B), accounts receivable securitization program and previously outstanding credit agreement was $2.94 billion and $2.97 billion during the three and six-month periods ended June 30, 2011, respectively, as compared to $254 million and $289 million during the three and six-month periods of 2010, respectively. The effective interest rate on these facilities, including the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense, was 4.5% and 4.9% during the three and six-month periods ended June 30, 2011, respectively, and 4.0% and 3.6% during the three and six-month periods ended June 30, 2010, respectively.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood

Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). We completed the divestiture of MeadowWood Behavioral Health System in July, 2011. Pursuant to the terms of our agreement with the FTC, we are required to divest the facilities in Nevada within approximately six months, and the facility in Puerto Rico within approximately nine months, from the date the agreement was finalized, which occurred on April 19, 2011. The operating results for the three former PSI facilities located in Delaware and Nevada are discontinued operations during the three and six-month period ended June 30, 2011. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements during the three and six-month periods ended June 30, 2011, it is included as a reduction to other operating expenses. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

The following table shows the results of operations, on a combined basis, for MeadowWood Behavioral Health System, Montevista Hospital and Red Rock Hospital which are reflected as discontinued operations (amounts in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net revenues	$10,550	$20,810
Income from discontinued operations, before income tax expense	2,219	4,550
Income tax expense	(844)	(1,743)

Income from discontinued operations, net of income tax expense	$1,375	$2,807

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the three and six-month periods ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Provision for income taxes	$66,395	$41,057	$140,404	$86,466
Income before income taxes	182,429	117,472	386,425	245,643

Effective tax rate	36.4%	35.0%	36.3%	35.2%

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and six-month periods ended June 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Provision for income taxes	$66,395	$41,057	$140,404	$86,466
Income before income taxes	182,429	117,472	386,425	245,643
Less: Net income attributable to noncontrolling interests	(12,385)	(10,843)	(28,179)	(21,786)

Income before income taxes, less net income attributable to noncontrolling interests	170,044	106,629	358,246	223,857

Effective tax rate	39.0%	38.5%	39.2%	38.6%

The increase in the effective tax rates during the three and six-month periods ended June 30, 2011, as compared to the comparable prior year periods, was primarily attributable to an increase in our blended effective state income tax rate due to a greater portion of our earnings being generated in several higher tax rate states.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $356 million during the six-month period ended June 30, 2011 and $228 million during the comparable period of the prior year. The net increase of $128 million was primarily attributable to the following:

•	a favorable change of $127 million due to an increase in net income plus depreciation and amortization expense and stock-based compensation less gain on sale of assets;

•	a $61 million unfavorable change in accounts receivable;

•	a $51 million favorable change in accrued and deferred income taxes due primarily to an income tax overpayment relating to 2010;

•	a $32 million unfavorable change in other working capital accounts due primarily to timing of accounts payable and accrued compensation payments;

•

a $32 million favorable change in accrued insurance expense, net of commercial premiums paid, partially due to the above-mentioned $16 million reduction to our professional and general liability self-insurance reserves recorded during the second quarter of 2010, and;

•	$11 million of other combined net favorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 43 days at June 30, 2011 and 42 days at June 30, 2010.

Net cash used in investing activities

During the first six months of 2011, we used $126 million of net cash in investing activities as follows:

•	spent $116 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $11 million in connection with the purchase and implementation of an electronic health records application, and;

•	received $2 million of proceeds for the sale of the real property of a closed acute care facility and for sale of our ownership interest in an outpatient surgery center.

During the first six months of 2010, we used $125 million of net cash in investing activities as follows:

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

•

received $5 million of combined proceeds in connection with the divestiture of our minority ownership interest in a healthcare technology company and sale of a portion of our ownership interest in an outpatient surgerycenter.

Net cash provided by/used in financing activities

During the first six months of 2011, we used $225 million of net cash in financing activities as follows:

•	spent $201 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A, Term Loan B and revolving credit facilities;

•	generated $36 million of cash from additional borrowings pursuant to our accounts receivable securitization program;

•

spent $24 million on financing costs in connection with an amendment to our credit agreement (which includes our revolving credit agreement, Term Loan A and Term Loan B facilities) which was completed in March, 2011;

•	spent $23 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $6 million to repurchase shares of our Class B Common Stock;

•	spent $10 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $2 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2010, we used $100 million of net cash provided by financing activities as follows:

•

spent $78 million on net repayments of debt due primarily to repayments pursuant to the previous revolving credit facility partially offset by increased borrowings pursuant to the previous accounts receivable securitization program;

•	spent $12 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $4 million to repurchase shares of our Class B Common Stock;

•	spent $10 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2011 Expected Capital Expenditures:

During the remaining six months of 2011, we expect to spend approximately $160 million to $185 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement provides for a senior secured credit facility in an initial aggregate amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility (amount at inception) and a $1.6 billion Term Loan B facility (amount at inception). Prior to the effectiveness of the Amendment in March, 2011 (as discussed below), we prepaid $125 million of the principal amount of the Term Loan B and, during the first six months of 2011, we made scheduled principal payments of $8 million on the Term Loan B and $13 million on the Term Loan A. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The senior secured credit facility is secured by substantially all of the assets of the Company and our material subsidiaries (the “Collateral”) and guaranteed by our material subsidiaries.

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

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of .475% and there is a facility fee of .375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $240 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program at June 30, 2011.

As of June 30, 2011, we had no outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of June 30, 2011, we had an aggregate of $590 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $65 million of outstanding letters of credit.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. Interest on the Unsecured Notes is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. On April 14, 2011, we announced the commencement of an exchange offer for the Unsecured Notes that were originally issued in a private offering. In connection with the original sale of the Unsecured Notes, we entered into a registration rights agreement in which we undertook to offer to exchange the outstanding notes for new notes (the “exchange notes”) to be registered under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 2011, holders of the outstanding notes were able to exchange the outstanding notes for exchange notes in an equal principal amount. The exchange notes were substantially identical to the outstanding notes, except that the exchange notes were registered under the Securities Act and are freely tradable. The exchange offer expired on May 12, 2011.

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

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of June 30, 2011.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2011.

The carrying amount and fair value of our debt was $3.75 billion and $3.81 billion at June 30, 2011, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our total debt as a percentage of total capitalization was 63% at June 30, 2011 and 66% at December 31, 2010.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2011, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from Universal Health Realty Income Trust with terms scheduled to expire in 2014 and 2016. These leases contain up to four, 5-year renewal options. In connection with the leases on three of these hospital facilities, in May, 2011, certain of our subsidiaries provided the required notice to the Universal Health Realty Income Trust exercising the 5-year renewal options on McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System, Inland Valley Campus. The lease terms on these facilities were extended to December, 2016.

As of June 30, 2011 we were party to certain off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of June 30, 2011 totaled $76 million consisting of: (i) $62 million related to our self-insurance programs; (ii) $7 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $7 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the six months ended June 30, 2011. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to these subpoenas, we produced the requested documents and cooperated with the investigations in all respects. We also met with representatives of the OIG, the Virginia Attorney General, the United States Attorney for the Western District of Virginia, and the United States Department of Justice Civil Division on several occasions to discuss a possible resolution of this matter. However, the parties were not able to reach a resolution.

Consequently, in November, 2009, the United States Department of Justice and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC and Keystone Education and Youth Services, LLC (“Keystone”). The Department of Justice and the Commonwealth of Virginia filed and served their complaint which relates solely to the Marion Youth Center. The amended complaint alleges causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint, alleging employment and retaliation claims as well as false claim act violations. The case is in the discovery phase. A separate lawsuit has also been filed in federal court by another former employee of Keystone Marion in the Western District of Virginia making similar allegations in the context of employment and retaliation claims. We have established a reserve in connection with this matter which did not have a material impact on our results of operations for any of the periods presented herein. We will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail in the litigation.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a subsidiary, and one of our non-public schools in California operated by one of our subsidiaries have been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements to qualify as a non-public school. Plaintiffs have also claimed that we committed unfair business practices associated with these allegations. We deny liability and intend to defend this case vigorously. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

Wage and Hour Class Actions:

We and/or our subsidiaries are presently involved in three wage and hour class action cases in California and Tennessee. All three matters have been settled but are awaiting court approval. The settlements in these cases, if approved by the court, will not have a material impact on our consolidated financial statements.

Department of Justice ICD Investigation:

In September, 2010, we, along with many other companies in the healthcare industry, received a letter from the United States Department of Justice (“DOJ”) advising of a False Claim Act investigation being conducted in connection with the implantation of implantable cardioverter defibrillators (“ICDs”) from 2003 to the present at several of our acute care facilities. The DOJ alleges that ICDs were implanted and billed by our facilities in contravention of a National Claims Determination regarding these devices. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

In April, 2010, SWHCS received notification from CMS that it intended to effectuate the termination of SWHCS’s Medicare provider agreement effective June 1, 2010. In May, 2010, SWHCS entered into an agreement with CMS which abated the termination action scheduled for June 1, 2010. The agreement is one year in duration and required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. Pursuant to the agreement, CMS would conduct a full certification survey to determine if SWHCS has achieved substantial compliance with the Medicare conditions of participation. During the term of the agreement, SWHCS remains eligible to receive reimbursements from Medicare for services rendered to Medicare beneficiaries. The certification survey commenced during the last week of July, 2011. We have not yet been notified as to the results of the survey and we are not aware of when notification will be made to us.

Also in April, 2010, SWHCS received notification from the California Department of Public Health (“CDPH”) indicating that it planned to initiate a process to revoke SWHCS’s hospital license. In May, 2010, SWHCS received the formal document related to the revocation action. In September, 2010, SWHCS entered into an agreement with CDPH relating to the license revocation. The terms of the CDPH agreement are substantially similar to those contained in the agreement with CMS. As a result of the agreement, SWHCS’s hospital license remains in effect pending the outcome of the CMS full certification survey which occurred during the last week of July, 2011. Pursuant to the results of the CMS full certification survey, should SWHCS be deemed to have achieved substantial compliance with the Medicare conditions of participation, CDPH shall deem SWHCS’s license to be in good standing. Failure of SWHCS to achieve substantial compliance with the Medicare conditions of participation, pursuant to CMS’s full certification survey, will likely have a material adverse impact on SWHCS’s ability to continue to operate the facilities.

As a result of the matters discussed above, we were not previously permitted to open newly constructed capacity at Rancho Springs Medical Center and Inland Valley Medical Center. However, in February, 2011, we received permission from CDPH to begin accessing the new capacity which has occurred. Unrelated to these developments, a competitor has recently opened a newly constructed acute care hospital. We are unable to predict the net impact of these developments on SWHCS’s results of operations during the remainder of 2011 and beyond.

Rancho Springs Medical Center and Inland Valley Medical Center remain fully committed to providing high-quality healthcare to their patients and the communities they serve. We therefore intend to work expeditiously and collaboratively with both CMS and CDPH in an effort to resolve these matters, although there can be no assurance we will be able to do so. Failure to resolve these matters could have a material adverse effect on us. For the six-month period ended June 30, 2011 and the year ended December 31,

2010, after deducting an allocation for corporate overhead expense, SWHCS had a pre-tax (deficit)/income of approximately (0.9%) and 1.1%, respectively, of our income from operations after income attributable to noncontrolling interest.

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 17, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2011 or the year ended December 31, 2010.

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

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July 2011 requesting additional documents. Those documents are being collected and will be provided to the DOJ. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, was not material to our consolidated financial position or results of operations.

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

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase programs. Pursuant to the terms of our program, we purchased 55,456 shares at an average price of $53.87 per share or approximately $3.0 million in the aggregate during the second quarter of 2011 and 124,535 shares at an average price of $49.49 per share or approximately $6.2 million in the aggregate during the first six months of 2011. As of June 30, 2011, the number of shares available for purchase was 1,733,871 shares. There is no expiration date for our stock repurchase program.

2011 period	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
April, 2011	24,928	N/A	24,928	$52.96	$1,320,062	1,764,399
May, 2011	20,016	N/A	20,016	54.49	1,090,630	1,744,383
June, 2011	10,512	N/A	10,512	54.87	576,756	1,733,871

Total April through June	55,456	N/A	55,456	$53.87	$2,987,448	1,733,871

Dividends

During the quarter ended June 30, 2011, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc. (Registrant)

Date: August 8, 2011	/s/ ALAN B. MILLER
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