Form 10-K/A
period 2010-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2011-09-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2011 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on April 1, 2011, are incorporated by reference under Part III.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (“Form 10-K/A”) amends our Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (“Form 10-K”). This Form 10-K/A is being filed to supplement Item 11-Executive Compensation (as incorporated by reference from our Proxy Statement as filed with the SEC on April 1, 2011), of the Form 10-K for the purpose of providing additional disclosure in response to comments received from the Staff of the SEC in connection with a review of our Form 10-K.

Except as stated herein, this Form 10-K/A does not change our previously reported financial statements or the other financial disclosures contained in the Form 10-K. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the

Form 10-K.

Item 11.	Executive Compensation

Annual Bonuses

For Debra K. Osteen (President, Behavioral Health Division and Senior Vice President), 25% of her 2010 bonus was based on the achievement of certain corporate performance criteria and 75% was based on the achievement of a divisional specified income target. The divisional income target consists of the projected aggregate pre-tax income for our Behavioral Health Services segment, net of deductions for the allocation of corporate overhead expenses and a charge for the estimated cost of capital. The divisional income target generally excludes the impact of acquisitions or divestitures made during the year as well as other amounts that may be nonrecurring or non-operational in nature or amounts that may be reflected in the current year financial statements that relate to prior years. To the extent that the actual divisional results exceed the target, Ms. Osteen is entitled to 75% of the following (as applied to her annual base salary) as the portion of her annual bonus that is based upon divisional income: (i) 25% if actual results meet divisional income target; (ii) 50% if actual results exceed divisional income target by 5%; (iii) 75% if actual results exceed divisional income target by 10%, and; (iv) 100% if actual results exceed divisional income target by 15%. For 2010, Ms. Osteen’s divisional income target was $130.4 million. The 2010 actual divisional income, as calculated, was $165.5 million. Therefore, Ms. Osteen’s 2010 actual bonus award included the applicable portion based upon the achievement of the corporate performance criteria and, since the actual divisional income exceeded the target by more than 15% ($130.4 million target was exceeded by 27%), Ms. Osteen was entitled to 100% of the portion of her bonus (75%) that was based upon the achievement of the divisional income target.

For Richard C. Wright (Vice President, Development), 25% of his 2010 bonus was based on the achievement of certain corporate performance criteria and 75% was based on the achievement of specified operating income of designated acquired acute care facilities (as measured during the year following acquisition) and profitability of third-party hospital construction contracts (as measured at the completion of the project/contract). For 2010, neither of these targets was applicable since there were no acute care hospital acquisitions during 2009 and there were no completed hospital construction contracts during 2010. Therefore, Mr. Wright’s actual bonus award for 2010 was based solely on the achievement of the corporate performance criteria.

Signatures

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2011

Universal Health Services, Inc.

By:	/s/ Steve Filton
Steve Filton, Senior Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)