Form 10-Q
period 2011-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2011-11-07
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2011:

Class A	6,625,708
Class B	89,212,311
Class C	664,000
Class D	33,358

UNIVERSAL HEALTH SERVICES, INC.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net revenues	$1,848,662	$1,323,264	$5,661,424	$4,008,732

Operating charges:
Salaries, wages and benefits	845,818	572,742	2,543,760	1,715,220
Other operating expenses	350,358	258,388	1,054,639	754,530
Supplies expense	202,817	180,024	615,581	543,766
Provision for doubtful accounts	155,899	133,467	469,932	402,621
Depreciation and amortization	75,166	55,530	219,751	163,066
Lease and rental expense	23,076	18,429	69,583	54,548

	1,653,134	1,218,580	4,973,246	3,633,751

Income from operations	195,528	104,684	688,178	374,981
Interest expense, net	48,452	11,478	154,677	36,132

Income before income taxes	147,076	93,206	533,501	338,849
Provision for income taxes	52,234	27,404	192,638	113,870

Net income	94,842	65,802	340,863	224,979
Less: Income attributable to noncontrolling interests	9,788	10,192	37,967	31,978

Net income attributable to UHS	$85,054	$55,610	$302,896	$193,001

Basic earnings per share attributable to UHS	$0.87	$0.57	$3.10	$1.99

Diluted earnings per share attributable to UHS	$0.86	$0.57	$3.06	$1.96

Weighted average number of common shares - basic	97,397	96,777	97,447	96,673
Add: Other share equivalents	1,201	1,158	1,461	1,140

Weighted average number of common shares and equivalents - diluted	98,598	97,935	98,908	97,813

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$39,147	$29,474
Accounts receivable, net	945,193	837,820
Supplies	95,777	94,330
Other current assets	95,862	130,060
Deferred income taxes	103,031	120,834
Assets of facilities held for sale	92,939	118,598

Total current assets	1,371,949	1,331,116

Property and equipment	5,008,607	4,853,972
Less: accumulated depreciation	(1,757,976)	(1,601,005)

	3,250,631	3,252,967

Other assets:
Goodwill	2,605,951	2,589,914
Deferred charges	116,229	108,660
Other	261,171	245,279

	$7,605,931	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,511	$3,449
Accounts payable and accrued liabilities	796,041	819,334
Liabilities of facilities held for sale	2,870	3,516
Federal and state taxes	31,472	0

Total current liabilities	832,894	826,299

Other noncurrent liabilities	428,436	380,649
Long-term debt	3,685,230	3,912,102
Deferred income taxes	177,220	173,354

Redeemable noncontrolling interests	213,131	211,761

UHS common stockholders’ equity	2,221,382	1,978,772
Noncontrolling interest	47,638	44,999

Total equity	2,269,020	2,023,771

	$7,605,931	$7,527,936

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$340,863	$224,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	220,208	163,066
Loss (gain) on sale of assets	164	(1,993)
Stock-based compensation expense	13,434	12,678
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(103,700)	(6,751)
Accrued interest	13,143	8,437
Accrued and deferred income taxes	102,949	(2,656)
Other working capital accounts	(74,342)	26,697
Other assets and deferred charges	20,215	(2,526)
Other	4,146	(4,556)
Accrued insurance expense, net of commercial premiums paid	71,186	32,770
Payments made in settlement of self-insurance claims	(45,764)	(37,330)

Net cash provided by operating activities	562,502	412,815

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(195,404)	(177,750)
Proceeds received from sale of assets and businesses	23,682	21,460
Restricted cash related to bond issuance held in escrow pending completion of PSI acquisition	0	(256,972)
Acquisition of property and businesses	(8,599)	0
Costs incurred for purchase and implementation of electronic health records application	(27,874)	(13,216)

Net cash used in investing activities	(208,195)	(426,478)

Cash Flows from Financing Activities:
Reduction of long-term debt	(267,539)	(194,600)
Additional borrowings	36,000	250,000
Financing costs	(23,559)	(5,016)
Repurchase of common shares	(44,532)	(3,963)
Dividends paid	(14,638)	(14,555)
Issuance of common stock	3,596	5,204
Profit distributions to noncontrolling interests	(33,962)	(23,558)
Proceeds from sale of noncontrolling interest in majority owned business	0	600

Net cash (used in) provided by financing activities	(344,634)	14,112

Increase in cash and cash equivalents	9,673	449
Cash and cash equivalents, beginning of period	29,474	9,180

Cash and cash equivalents, end of period	$39,147	$9,629

Supplemental Disclosures of Cash Flow Information:
Interest paid	$120,712	$33,584

Income taxes paid, net of refunds	$89,268	$113,521

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended September 30, 2011. In this Quarterly Report, “we,” “us,” “our”, “UHS” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2011, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $525,000 and $458,000 during the three-month periods ended September 30, 2011 and 2010, respectively, and $1.5 million and $1.4 million during the nine-month periods ended September 30, 2011 and 2010, respectively. Our pre-tax share of income from the Trust was $133,000 and $236,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and $693,000 and $795,000 for the nine-month periods ended September 30, 2011 and 2010, respectively. The carrying value of this investment was $5.8 million and $7.3 million at September 30, 2011 and December 31, 2010, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $26.5 million at September 30, 2011 and $28.8 million at December 31, 2010.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million and $4.0 million during the three-month periods ended September 30, 2011 and 2010, respectively, and $12.4 million and $12.2 million for the nine-month periods ended September 30, 2011 and 2010, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds non-controlling ownership interests.

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

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust, giving effect to the above-mentioned renewals:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)

McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal option at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, the majority ownership interest of which was acquired by us as a result of our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010. The redeemable noncontrolling interest balances of $213 million and $212 million as of September 30, 2011 and December 31, 2010, respectively, and the noncontrolling interest balances of $48 million as of September 30, 2011 and $45 million as of December 31, 2010, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of September 30, 2011, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Amendment in March, 2011 (as discussed below), we prepaid $125 million of the principal amount of the Term Loan B and, during the first nine months of 2011, we made scheduled principal payments of $12 million on the Term Loan B and $20 million on the Term Loan A. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

On March 15, 2011, we entered into a first amendment to the Credit Agreement (the “Amendment”) which provides, among other things, for a reduction in the interest rates payable in connection with borrowings under the Credit Agreement. Upon the effectiveness of the Amendment on March 15, 2011, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR plus 1%, in each case, plus an applicable margin of initially 1.25%, 1.25% and 2.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively or (2) one, two, three or six month LIBOR (at our election), plus an applicable margin of initially 2.25%, 2.25% and 3.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively. Effective in August, 2011, the applicable margins for the Term Loan A facility and the revolving credit facility became subject to adjustment based upon our consolidated leverage ratio or corporate credit rating at the end of each quarter ranging from 0.50% to 1.25% for alternate base rate (“ABR”)-based loans and 1.50% to 2.25% for LIBOR-based loans under the revolving credit facility and the Term Loan A facility. The minimum Eurodollar rate for the Term Loan B facility was reduced from 1.50% to 1.00%. The current applicable margins are 0.75% for ABR-based loans and 1.75% for LIBOR-based loans under the revolving credit facility and the Term Loan A facility. Effective in November, 2011, the applicable margin for the Term Loan B facility is subject to adjustment based upon our consolidated leverage ratio at the end of each quarter ranging from 1.75% to 2.00% for ABR-based loans and 2.75% to 3.00% for LIBOR-based loans. In connection with the Amendment, we paid a fee of 1.00% of the amounts outstanding under the Term Loan B in accordance with the terms of the Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals

(“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $240 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program at September 30, 2011.

As of September 30, 2011, we had no outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of September 30, 2011, we had an aggregate of $646 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $64 million of outstanding letters of credit.

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

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of September 30, 2011.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2011.

The carrying amount and fair value of our debt was $3.69 billion and $3.70 billion at September 30, 2011, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. For the three and nine months ended September 30, 2011 and 2010, we completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. We also determined that no portion of the hedges is ineffective and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at September 30, 2011, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by those counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

The fair value of our interest rate swaps was a liability of $50 million at September 30, 2011, of which $1 million is included in other current liabilities and $49 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was a liability of $10 million at December 31, 2010, of which $2 million is included in other current liabilities and $8 million is included in other noncurrent liabilities.

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

As of September 30, 2011 and December 31, 2010, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $303 million and $289 million, respectively, of which $60 million is included in current liabilities as of each date.

During the second quarter of 2010, based upon reserve analyses, we recorded a $16 million reduction to our professional and general liability self-insurance reserves relating to prior years. This favorable change in our estimated future claims payments was partially due to the favorable impact of medical malpractice tort reform experienced in several states in which we operate as well as a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a company-wide patient safety initiative undertaken during the last few years.

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

Other

As of September 30, 2011 we were party to certain off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2011 totaled $86 million consisting of: (i) $62 million related to our self-insurance programs; (ii) $7 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $17 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

U.S. v. Marion and UHS:

In November, 2009, the United States Department of Justice (“DOJ”) and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC (“Marion”) and Keystone Education and Youth Services, LLC (“Keystone”). The intervention by the DOJ followed the issuance of a series of subpoenas from the Office of the Inspector General for the Department of Health and Human Services seeking documents related to the treatment of Medicaid beneficiaries at Marion. The amended complaint filed by the DOJ and the Virginia Attorney General alleged causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint alleging employment and retaliation claims as well as false claim act violations. During the third quarter of 2011, we reached a tentative financial settlement of the case subject to a definitive settlement agreement with all parties. We have established a reserve in connection with this matter which did not have a material impact on our results of operations for any of the periods presented herein. Should we be unable to finalize a definitive settlement agreement in this matter, we will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail should this matter be litigated.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a subsidiary, and one of our non-public schools in California operated by one of our subsidiaries have been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements pertaining to the operation of non-public schools. We deny liability and intend to defend this case vigorously. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

Southwest Healthcare System:

In April, 2010, Southwest Healthcare System (“SWHCS”), which operates Rancho Springs Medical Center and Inland Valley Regional Medical Center in Riverside County, California, received notifications from the Centers for Medicare and Medicaid Services (“CMS”) and the California Department of Public Health (“CDPH”) that they intended to effectuate the termination of SWHCS’s Medicare provider agreement and hospital license. In May and September of 2010, SWHCS entered into agreements with CMS and CDPH which abated the termination actions. The agreements required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. Pursuant to the agreements, CMS/CDPH would conduct a full certification survey, following the implementation of corrective measures, to determine if SWHCS had achieved substantial compliance with the Medicare conditions of participation.

The certification survey occurred during the last week of July, 2011 and as a result of that survey, CMS requested that an additional, follow-up survey be conducted to address specific items identified in the survey. The follow-up survey was conducted in early November, 2011. On November 4, 2011, SWHCS received notification from CMS that, based upon the results of the November 2, 2011 survey, it has been determined that SWHCS is in compliance with the Medicare conditions of participation for a provider of hospital services and SWHCS has been restored to the deemed status pursuant to its continued accreditation by The Joint Commission.

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 17, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2011 or the year ended December 31, 2010.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We are uncertain at this time as to potential liability and damages but intend to defend the case vigorously. Should we been deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, was not material to our consolidated financial position or results of operations.

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

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three months ended September 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,888,527	$1,373,983	—	$4,262,510
Gross outpatient revenues	$1,435,706	$147,904	$13,542	$1,597,152
Total net revenues	$996,213	$847,418	$5,031	$1,848,662
Income/(loss) before income taxes	$57,027	$184,305	($94,256)	$147,076
Total assets as of 9/30/11	$2,797,029	$4,421,040	$387,862	$7,605,931

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Nine months ended September 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,123,916	$4,169,827	—	$13,293,743
Gross outpatient revenues	$4,220,883	$455,247	$41,082	$4,717,212
Total net revenues	$3,083,530	$2,560,975	$16,919	$5,661,424
Income/(loss) before income taxes	$275,156	$559,683	($301,338)	$533,501
Total assets as of 9/30/11	$2,797,029	$4,421,040	$387,862	$7,605,931

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three months ended September 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,687,619	$550,613	—	$3,238,232
Gross outpatient revenues	$1,246,661	$78,354	$12,147	$1,337,162
Total net revenues	$965,807	$350,728	$6,729	$1,323,264
Income/(loss) before income taxes	$65,746	$77,969	($50,509)	$93,206
Total assets as of 9/30/10 (a)	$2,739,577	$1,006,141	$521,996	$4,267,714

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Nine months ended September 30, 2010
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,095,552	$1,649,535	—	$9,745,087
Gross outpatient revenues	$3,535,220	$238,318	$35,792	$3,809,330
Total net revenues	$2,929,128	$1,056,918	$22,686	$4,008,732
Income/(loss) before income taxes	$262,404	$241,942	($165,497)	$338,849
Total assets as of 9/30/10 (a)	$2,739,577	$1,006,141	$521,996	$4,267,714

(a)	Included in “Other” Total assets as of September 30, 2010 is $256 million of restricted use cash which was used in the acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2011	2010	2011	2010
Basic and Diluted:
Net income attributable to UHS	$85,054	$55,610	$302,896	$193,001
Less: Net income attributable to unvested restricted share grants	(165)	(233)	(440)	(826)

Net income attributable to UHS – basic and diluted	$84,889	$55,377	$302,456	$192,175

Weighted average number of common shares - basic	97,397	96,777	97,447	96,673
Net effect of dilutive stock options and grants based on the treasury stock method	1,201	1,158	1,461	1,140

Weighted average number of common shares and equivalents - diluted	98,598	97,935	98,908	97,813

Earnings per basic share attributable to UHS:	$.87	$0.57	$3.10	$1.99

Earnings per diluted share attributable to UHS:	$.86	$0.57	$3.06	$1.96

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2.7 million for the three month period ended September 30, 2011 and 922,000 for the nine months ended September 30, 2011. There were no significant anti-dilutive stock options during the three or nine months ended September 30, 2010. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended September 30, 2011 and 2010, compensation cost of $4.3 million ($2.6 million after-tax) and $3.4 million ($2.1 million after-tax), respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2011 and 2010, compensation cost of $12.0 million ($7.4 million after-tax) and $10.2 million ($6.3 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2011 and 2010, compensation cost of approximately $544,000 ($336,000 after-tax) and $954,000 ($593,000 after-tax), respectively, was recognized related to restricted stock. During the nine-month periods ended September 30, 2011 and 2010, compensation cost of approximately $1.4 million ($894,000 after-tax) and $2.5 million ($1.6 million after-tax) was recognized related to restricted stock. As of September 30, 2011 there was $32.8 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.8 years. There were 2,776,000 stock options granted (net of cancellations) during the first nine months of 2011 with a weighted-average grant date fair value of $11.62 per share. There were 21,500 restricted stock shares granted during the first nine months of 2011, with a weighted-average grant date fair value of $53.21 per share.

(8) Comprehensive Income

Comprehensive income (loss) is comprised of net income and changes in unrealized gains or losses on derivative financial instruments.

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2011	2010	2011	2010
Net income attributable to UHS	$85,054	$55,610	$302,896	$193,001
Other comprehensive income (loss):
Amortization of terminated hedge, net of taxes	(54)	(54)	(162)	(162)
Unrealized derivative (loss) gains on cash flow hedges, net of taxes	(13,176)	402	(24,456)	870

Comprehensive income attributable to UHS	$71,824	$55,958	$278,278	$193,709

During the three and nine month periods ended September 30, 2011 and 2010, none of the components of other comprehensive income related to noncontrolling interests.

(9) Dispositions and acquisitions of assets and businesses and assets held for sale

Nine-month period ended September 30, 2011:

Acquisitions:

During the third quarter of 2011, we paid approximately $9 million to acquire administrative office buildings located in Pennsylvania and Tennessee.

Divestitures:

During the first nine months of 2011, we received cash proceeds of approximately $24 million for: (i) sale of the real property of a closed acute care hospital (during the first quarter); (ii) installment payment for our ownership interest in an outpatient surgery center (during the second quarter); (iii) sale of MeadowWood Behavioral Health System which is located in Delaware (this third quarter sale was pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of PSI), and; (iv) sale of our majority ownership interest in a radiation oncology center located in Nevada (during the third quarter). The pre-tax loss, net of gains, did not have a material impact on our consolidated financial statements for the three or nine-month periods ended September 30, 2011.

Nine-month period ended September 30, 2010:

Acquisitions:

During the first nine months of 2010, we acquired substantially all of the assets of an outpatient surgery center located in Florida in which we previously held a 20% minority ownership interest. The purchase price consideration in connection with this transaction, which occurred during the first quarter, consisted of acquisition of the net assets less the assumption of the outstanding liabilities and third-party debt.

In November, 2010, we completed the acquisition of Psychiatric Solutions, Inc. (“PSI”). PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands. Assuming the acquisition of PSI occurred on January 1, 2010, pro forma net revenues for the three and nine-month period ended September 30, 2010 would have been approximately $1.83 billion and $5.50 billion, respectively. Our pro forma net income attributable to UHS for the three and nine-month period ended September 30, 2010 would have been $91.4 million and $269.5 million, respectively, and our pro forma net income attributable to UHS per diluted share for the three and nine-month period ended September 30, 2010 would have been $.93 per diluted share and $2.74 per diluted share, respectively.

Divestitures:

During the first nine months of 2010, we received cash proceeds of $21 million for sale of: (i) our minority ownership interest in a healthcare technology company (during the first quarter); (ii) a portion of our ownership interest in an outpatient surgery center located in Texas (during the second quarter), and; (iii) the real property of Methodist Hospital located in Louisiana (during the third quarter) that was severely damaged and closed in 2005 as a result of Hurricane Katrina. The pre-tax gain, net of losses, resulting from the above-mentioned transactions did not have a material impact on our consolidated financial statements for the three or nine-month periods ended September 30, 2010.

Assets held for sale:

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). We completed the divestiture of MeadowWood Behavioral Health System in July, 2011. Pursuant to the terms of our agreement with the FTC, we are required to divest the facility in Puerto Rico within approximately nine months from the date the agreement was finalized, which occurred on April 19, 2011. We have requested that the FTC provide us with approximately eleven months from the date the agreement was finalized to divest the facilities in Nevada. The operating results for the three former PSI facilities located in Delaware and Nevada are discontinued operations during the three and nine-month period ended September 30, 2011. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements during the three and nine-month periods ended September 30, 2011, it is included as a reduction to other operating expenses. The assets and liabilities for Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of September 30, 2011. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of December 31, 2010.

(10) Dividends

We declared and paid dividends of $4.8 million, or $.05 per share, during the third quarter of 2011 and $4.9, or $.05 per share, during the third quarter of 2010. During each of the nine-month periods ended September 30, 2011 and 2010, we declared and paid dividends of $14.6 million.

(11) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2011 and 2010 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$290	$285	$871	$855
Interest cost	1,262	1,239	3,785	3,718
Expected return on assets	(1,642)	(1,288)	(4,925)	(3,864)
Recognized actuarial loss	607	635	1,821	1,904

Net periodic pension cost	$517	$871	$1,552	$2,613

During the nine months ended September 30, 2011, we made contributions totaling $13.7 million to our pension plan.

(12) Income Taxes

As of January 1, 2011, our unrecognized tax benefits were approximately $8 million. The amount, if recognized, that would affect the effective tax rate is approximately $6 million. During the quarter ended September 30, 2011, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2011, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2008 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(13) Supplemental Condensed Consolidating Financial Information

Certain of our senior notes are guaranteed by a group of subsidiaries (the “Guarantors”). The Guarantors, each of which is a 100% directly owned subsidiary of Universal Health Services, Inc., fully and unconditionally guarantee the senior notes on a joint and several basis, subject to certain customary release provisions.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	1,271,186	583,581	(6,105)	$1,848,662

Operating charges:
Salaries, wages and benefits	0	604,833	240,985	0	845,818
Other operating expenses	0	239,152	117,216	(6,010)	350,358
Supplies expense	0	127,227	75,590	0	202,817
Provision for doubtful accounts	0	93,934	61,965	0	155,899
Depreciation and amortization	0	55,214	19,952	0	75,166
Lease and rental expense	0	15,321	7,850	(95)	23,076

	0	1,135,681	523,558	(6,105)	1,653,134

Income from operations	0	135,505	60,023	0	195,528
Interest expense	47,113	810	529	0	48,452
Interest (income) expense, affiliate	0	15,904	(15,904)	0	0
Equity in net income of consolidated affiliates	(113,314)	(29,851)	0	143,165	0

Income before income taxes	66,201	148,642	75,398	(143,165)	147,076
Provision for income taxes	(18,853)	51,165	19,922	0	52,234

Net income	85,054	97,477	55,476	(143,165)	94,842
Less: Income attributable to noncontrolling interests	0	0	9,788	0	9,788

Net income attributable to UHS	$85,054	$97,477	$45,688	$(143,165)	$85,054

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	$3,890,041	$1,790,141	$(18,758)	$5,661,424

Operating charges:
Salaries, wages and benefits	0	1,826,384	717,376	0	2,543,760
Other operating expenses	0	721,674	351,438	(18,473)	1,054,639
Supplies expense	0	388,598	226,983	0	615,581
Provision for doubtful accounts	0	274,603	195,329	0	469,932
Depreciation and amortization	0	160,711	59,040	0	219,751
Lease and rental expense	0	46,970	22,898	(285)	69,583

	0	3,418,940	1,573,064	(18,758)	4,973,246

Income from operations	0	471,101	217,077	0	688,178
Interest expense	150,369	2,412	1,896	0	154,677
Interest (income) expense, affiliate	0	47,712	(47,712)	0	0
Equity in net income of consolidated affiliates	(394,754)	(118,102)	0	512,856	0

Income before income taxes	244,385	539,079	262,893	(512,856)	533,501
Provision for income taxes	(58,511)	191,297	59,852	0	192,638

Net income	302,896	347,782	203,041	(512,856)	340,863
Less: Income attributable to noncontrolling interests	0	0	37,967	0	37,967

Net income attributable to UHS	$302,896	$347,782	$165,074	$(512,856)	$302,896

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	855,865	473,278	(5,879)	$1,323,264

Operating charges:
Salaries, wages and benefits	0	390,628	182,114	0	572,742
Other operating expenses	0	165,274	98,898	(5,784)	258,388
Supplies expense	0	106,000	74,024	0	180,024
Provision for doubtful accounts	0	77,160	56,307	0	133,467
Depreciation and amortization	0	38,376	17,154	0	55,530
Lease and rental expense	0	11,762	6,762	(95)	18,429

	0	789,200	435,259	(5,879)	1,218,580

Income from operations	0	66,665	38,019	0	104,684
Interest expense, net	10,568	730	180	0	11,478
Interest (income) expense, affiliate	0	15,219	(15,219)	0	0
Equity in net income of consolidated affiliates	(62,098)	(28,903)	0	91,001	0

Income before income taxes	51,530	79,619	53,058	(91,001)	93,206
Provision for income taxes	(4,080)	21,093	10,391	0	27,404

Net income	55,610	58,526	42,667	(91,001)	65,802
Less: Income attributable to noncontrolling interests	0	0	10,192	0	10,192

Net income attributable to UHS	$55,610	$58,526	$32,475	$(91,001)	$55,610

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net revenues	$0	$2,578,478	$1,448,278	$(18,024)	$4,008,732

Operating charges:
Salaries, wages and benefits	0	1,169,676	545,544	0	1,715,220
Other operating expenses	(349)	485,100	287,518	(17,739)	754,530
Supplies expense	0	322,579	221,187	0	543,766
Provision for doubtful accounts	0	209,305	193,316	0	402,621
Depreciation and amortization	0	111,394	51,672	0	163,066
Lease and rental expense	0	35,105	19,728	(285)	54,548

	(349)	2,333,159	1,318,965	(18,024)	3,633,751

Income from operations	349	245,319	129,313	0	374,981
Interest expense, net	33,669	2,125	338	0	36,132
Interest (income) expense, affiliate	0	45,657	(45,657)	0	0
Equity in net income of consolidated affiliates	(213,497)	(92,978)	0	306,475	0

Income before income taxes	180,177	290,515	174,632	(306,475)	338,849
Provision for income taxes	(12,824)	92,075	34,619	0	113,870

Net income	193,001	198,440	140,013	(306,475)	224,979
Less: Income attributable to noncontrolling interests	0	0	31,978	0	31,978

Net income attributable to UHS	$193,001	$198,440	$108,035	$(306,475)	$193,001

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$32,076	$7,071	$0	$39,147
Accounts receivable, net	10,176	646,725	288,292	0	945,193
Supplies	0	58,376	37,401	0	95,777
Other current assets	15,786	69,798	10,278	0	95,862
Deferred income taxes	64,609	48,762	322	(10,662)	103,031
Current assets held for sale	0	73,266	19,673	0	92,939

Total current assets	90,571	929,003	363,037	(10,662)	1,371,949

Investments in subsidiaries	5,088,951	1,143,521	0	(6,232,472)	0
Intercompany receivable	822,217	1,144,831	0	(1,967,048)	0
Intercompany note receivable	0	0	3,071,860	(3,071,860)	0

Property and equipment	0	3,606,000	1,402,607	0	5,008,607
Less: accumulated depreciation	0	(1,144,187)	(613,789)	0	(1,757,976)

	0	2,461,813	788,818	0	3,250,631

Other assets:
Goodwill	820	2,113,182	491,949	0	2,605,951
Deferred charges	108,453	7,241	535	0	116,229
Other	6,350	237,656	17,165	0	261,171

	$6,117,362	$8,037,247	$4,733,364	$(11,282,042)	$7,605,931

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$102	$1,113	$1,296	$0	$2,511
Accounts payable and accrued liabilities	27,505	522,207	246,329	0	796,041
Current liabilities held for sale	0	2,785	85	0	2,870
Federal and state taxes	41,192	0	620	(10,340)	31,472

Total current liabilities	68,799	526,105	248,330	(10,340)	832,894

Intercompany payable	0	0	1,967,048	(1,967,048)	0
Other noncurrent liabilities	55,773	257,861	114,802	0	428,436
Long-term debt	3,643,707	3,922	37,601	0	3,685,230
Intercompany note payable	0	3,071,860	0	(3,071,860)	0
Deferred income taxes	127,701	49,841	0	(322)	177,220

Redeemable noncontrolling interests	0	0	213,131	0	213,131

UHS common stockholders’ equity	2,221,382	4,127,658	2,104,814	(6,232,472)	2,221,382
Noncontrolling interest	0	0	47,638	0	47,638

Total equity	2,221,382	4,127,658	2,152,452	(6,232,472)	2,269,020

	$6,117,362	$8,037,247	$4,733,364	$(11,282,042)	$7,605,931

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$21,385	8,089	0	$29,474
Accounts receivable, net	10,646	561,869	265,305	0	837,820
Supplies	0	57,069	37,261	0	94,330
Other current assets	51,161	69,903	8,996	0	130,060
Deferred income taxes	82,416	55,927	322	(17,831)	120,834
Current assets held for sale	0	109,781	8,817	0	118,598

Total current assets	144,223	875,934	328,790	(17,831)	1,331,116

Investments in subsidiaries	4,694,776	1,024,840	0	(5,719,616)	0
Intercompany receivable	1,056,839	939,667	0	(1,996,506)	0
Intercompany note receivable	0	0	3,071,860	(3,071,860)	0

Property and equipment	0	3,492,263	1,361,709	0	4,853,972
Less: accumulated depreciation	0	(1,029,609)	(571,396)	0	(1,601,005)

	0	2,462,654	790,313	0	3,252,967

Other assets:
Goodwill	820	2,153,366	435,728	0	2,589,914
Deferred charges	101,582	6,749	329	0	108,660
Other	7,612	214,694	22,973	0	245,279

	$6,005,852	$7,677,904	$4,649,993	$(10,805,813)	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$559	1,357	1,533	0	$3,449
Accounts payable and accrued liabilities	16,318	514,225	288,791	0	819,334
Current liabilities held for sale	0	3,343	173	0	3,516
Federal and state taxes	16,886	0	623	(17,509)	0

Total current liabilities	33,763	518,925	291,120	(17,509)	826,299

Intercompany payable	0	0	1,996,506	(1,996,506)	0
Other noncurrent liabilities	13,672	252,568	114,409	0	380,649
Long-term debt	3,855,810	4,834	51,458	0	3,912,102
Intercompany note payable	0	3,071,860	0	(3,071,860)	0
Deferred income taxes	123,835	49,841	0	(322)	173,354

Redeemable noncontrolling interests	0	0	211,761	0	211,761

UHS common stockholders’ equity	1,978,772	3,779,876	1,939,740	(5,719,616)	1,978,772
Noncontrolling interest	0	0	44,999	0	44,999

Total equity	1,978,772	3,779,876	1,984,739	(5,719,616)	2,023,771

	$6,005,852	$7,677,904	$4,649,993	$(10,805,813)	$7,527,936

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$60,800	$388,838	$112,864	$0	$562,502

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(143,953)	(51,451)	0	(195,404)
Proceeds received from sale of assets and businesses	0	0	23,682	0	23,682
Acquisition of property and businesses	0	0	(8,599)	0	(8,599)
Costs incurred for purchase and development of electronic health records application	0	(27,874)	0	0	(27,874)

Net cash used in investing activities	0	(171,827)	(36,368)	0	(208,195)

Cash Flows from Financing Activities:
Reduction of long-term debt	(252,289)	(1,156)	(14,094)	0	(267,539)
Additional borrowings	36,000	0	0	0	36,000
Financing costs	(23,559)	0	0	0	(23,559)
Repurchase of common shares	(44,532)	0	0	0	(44,532)
Dividends paid	(14,638)	0	0	0	(14,638)
Issuance of common stock	3,596	0	0	0	3,596
Profit distributions to noncontrolling interests	0	0	(33,962)	0	(33,962)
Changes in intercompany balances with affiliates, net	234,622	(205,164)	(29,458)	0	0

Net cash (used in) provided by financing activities	(60,800)	(206,320)	(77,514)	0	(344,634)

Increase (decrease) in cash and cash equivalents	0	10,691	(1,018)	0	9,673
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$32,076	$7,071	$0	$39,147

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts

Net cash provided by operating activities	$515	$294,698	$117,602	$0	$412,815

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(132,382)	(45,368)	0	(177,750)
Proceeds received from sale of assets and businesses	0	21,460	0	0	21,460
Restricted cash related to bond issuance	0	(256,972)	0	0	(256,972)
Costs incurred for purchase and development of electronic health records application	0	(13,216)	0	0	(13,216)

Net cash used in investing activities	0	(381,110)	(45,368)	0	(426,478)

Cash Flows from Financing Activities:
Reduction of long-term debt	(191,174)	(1,659)	(1,767)	0	(194,600)
Additional borrowings	250,000	0	0	0	250,000
Financing costs	(5,016)	0	0	0	(5,016)
Repurchase of common shares	(3,963)	0	0	0	(3,963)
Dividends paid	(14,555)	0	0	0	(14,555)
Issuance of common stock	5,204	0	0	0	5,204
Profit distributions to noncontrolling interests	0	0	(23,558)	0	(23,558)
Proceeds from sale of noncontrolling interest in majority owned business	0	0	600	0	600
Changes in intercompany balances with affiliates, net	(41,011)	86,734	(45,723)	0	0

Net cash (used in) provided by financing activities	(515)	85,075	(70,448)	0	14,112

Increase (decrease) in cash and cash equivalents	0	(1,337)	1,786	0	449
Cash and cash equivalents, beginning of period	0	5,367	3,813	0	9,180

Cash and cash equivalents, end of period	$0	$4,030	$5,599	$0	$9,629

(14) Recent Accounting Standards

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: In July 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). The guidance provided in this ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. While this standard will have no impact on our financial position or results of operations, it will require us to reclassify our provision for doubtful accounts from operating expenses to a component of net revenues beginning with the first quarter of 2012, with retrospective application required.

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

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $246 million and $233 million during three-month periods ended September 30, 2011 and 2010, respectively, and $708 million and $599 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The estimated costs of providing the charity services was $44 million and $46 million during the three-month periods ended September 30, 2011 and 2010, respectively, and $127 million and $118 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

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

Multiemployer Pension Plan Disclosures: In September 2011, the FASB issued ASU 2011-09 which requires enhanced disclosures around an employer’s participation in multiemployer pension plans. The standard is intended to provide more information about an employer’s financial obligations to a multiemployer pension plan to help financial statement users better understand the financial health of the significant plans in which the employer participates. This guidance is effective for fiscal 2011 year-end reporting. The adoption of this standard is not expected to have a significant impact on our disclosures.

Goodwill Impairment Assessment: In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this ASU is not expected to have a material impact on our consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of September 30, 2011, we owned and/or operated 25 acute care hospitals and 202 behavioral health centers located in 36 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 6 surgical hospitals and surgery and radiation oncology centers located in 4 states and Puerto Rico.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 54% and 73% of our consolidated net revenues during the three-month periods ended September 30, 2011 and 2010, respectively, and 55% and 73% during the nine-month periods ended September 30, 2011 and 2010, respectively. Net revenues from our behavioral health care facilities accounted for 46% and 27% of our consolidated net revenues during the three-month periods ended September 30, 2011 and 2010, respectively, and 45% and 27% during the nine-month periods ended September 30, 2011 and 2010, respectively.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2010 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors and in our Report on Form 10-Q for the quarterly period ended June 30, 2011 in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

a significant portion of our revenues are produced by facilities located in Texas, Pennsylvania, Illinois, Washington, D.C., Nevada, Virginia, Massachusetts, Mississippi, California and Florida making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been proposed for the 2012 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. Although the fiscal year 2012 state budgets for certain of the states in which we operate have not yet been finalized, we estimate that, on a blended basis, our aggregate Medicaid reimbursements are likely to be reduced by 3% to 4% (or approximately $45 million to $55 million annually) from the rates in effect during the first half of 2011;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% and 38% of our net patient revenues during the three-month periods ended September 30, 2011 and 2010, respectively, and 37% and 38% of our net patient revenues during the nine-month periods ended September 30, 2011 and 2010, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 42% and 45% of our net patient revenues during the three-month periods ended September 30, 2011 and 2010, respectively, and 42% and 46% of our net patient revenues during the nine-month periods ended September 30, 2011 and 2010, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $262 million at September 30, 2011 and $249 million at December 31, 2010.

Patients who express an inability to pay are reviewed for write-off as potential charity care. Our accounts receivable are recorded net of established charity care reserves of $151 million at September 30, 2011 and $99 million as of December 31, 2010.

Recent Accounting Standards: For a summary of accounting standards, please see Note 14 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2011 and 2010:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three months ended September 30, 2011		Three months ended September 30, 2010
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,848,662	100.0%	$1,323,264	100.0%
Operating charges:
Salaries, wages and benefits	845,818	45.8%	572,742	43.3%
Other operating expenses	350,358	19.0%	258,388	19.5%
Supplies expense	202,817	11.0%	180,024	13.6%
Provision for doubtful accounts	155,899	8.4%	133,467	10.1%
Depreciation and amortization	75,166	4.1%	55,530	4.2%
Lease and rental expense	23,076	1.2%	18,429	1.4%

Subtotal operating expenses	1,653,134	89.4%	1,218,580	92.1%

Income from operations	195,528	10.6%	104,684	7.9%
Interest expense, net	48,452	2.6%	11,478	0.9%

Income before income taxes	147,076	8.0%	93,206	7.0%
Provision for income taxes	52,234	2.9%	27,404	2.0%

Net income	94,842	5.1%	65,802	5.0%
Less: Income attributable to noncontrolling interests	9,788	0.5%	10,192	0.8%

Net income attributable to UHS	$85,054	4.6%	$55,610	4.2%

Net revenues increased 40% or $525 million to $1.85 billion during the three-month period ended September 30, 2011 as compared to $1.32 billion during the comparable quarter of the prior year. The increase was attributable to:

•	a $54 million or 4% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•	$475 million of revenues generated at the facilities acquired by us from Psychiatric Solutions, Inc. (“PSI”) in November, 2010, and;

•	$4 million of other combined net decreases in revenues.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $54 million to $147 million during the three-month period ended September 30, 2011 as compared to $93 million during the comparable quarter of the prior year. Included in our income before income taxes during the third quarter of 2011, as compared to the comparable prior year quarter, was the following:

•	a decrease of $9 million at our acute care facilities as discussed below in Acute Care Hospital Services;

•	an increase of $106 million at our behavioral health care facilities, as discussed below in Behavioral Health Services;

•	a decrease of $37 million due to an increase in interest expense resulting primarily from the cost of borrowings utilized to finance the acquisition of PSI in November, 2010;

•	an increase of $4 million resulting from the transaction fees incurred during the third quarter of 2010 in connection with our acquisition of PSI in November, 2010, and;

•	$10 million of other combined net decreases including the corporate overhead expenses incurred in connection with the behavioral health care facilities acquired from PSI.

Net income attributable to UHS increased $29 million to $85 million during the three-month period ended September 30, 2011 as compared to $56 million during the comparable prior year quarter. The increase during the third quarter of 2011, as compared to the comparable prior year quarter, consisted of:

•	an increase of $54 million in income from operations before income taxes, as discussed above, and;

•

a decrease of $25 million resulting from an increase in the provision for income taxes resulting from: (i) the income tax provision recorded on the $54 million increase in pre-tax income, and; (ii) a $4 million favorable discrete tax item recorded during the third quarter of 2010.

Nine-month periods ended September 30, 2011 and 2010:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Nine months ended September 30, 2011		Nine months ended September 30, 2010
	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$5,661,424	100.0%	$4,008,732	100.0%
Operating charges:
Salaries, wages and benefits	2,543,760	44.9%	1,715,220	42.8%
Other operating expenses	1,054,639	18.6%	754,530	18.8%
Supplies expense	615,581	10.9%	543,766	13.6%
Provision for doubtful accounts	469,932	8.3%	402,621	10.0%
Depreciation and amortization	219,751	3.9%	163,066	4.1%
Lease and rental expense	69,583	1.2%	54,548	1.4%

Subtotal operating expenses	4,973,246	87.8%	3,633,751	90.6%

Income from operations	688,178	12.2%	374,981	9.4%
Interest expense, net	154,677	2.8%	36,132	0.9%

Income before income taxes	533,501	9.4%	338,849	8.5%
Provision for income taxes	192,638	3.4%	113,870	2.9%

Net income	340,863	6.0%	224,979	5.6%
Less: Income attributable to noncontrolling interests	37,967	0.6%	31,978	0.8%

Net income attributable to UHS	$302,896	5.4%	$193,001	4.8%

Net revenues increased 41% or $1.65 billion to $5.66 billion during the nine-month period ended September 30, 2011 as compared to $4.01 billion during the comparable period of the prior year. The increase was attributable to:

•	a $223 million or 6% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), and;

•	$1.44 billion of revenues generated at the facilities acquired by us from PSI.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $195 million to $534 million during the nine-month period ended September 30, 2011 as compared to $339 million during the comparable period of the prior year. Included in our income before income taxes during the first nine months of 2011, as compared to the comparable prior year period, was the following:

•

an increase of $27 million at our acute care facilities as discussed below in Acute Care Hospital Services (excluding the favorable impact during the first nine months of 2010 from the reduction to our professional and general liability self-insurance reserves, as discussed below);

•

an increase of $316 million at our behavioral health care facilities, as discussed below in Behavioral Health Services (excluding the favorable impact during the first nine months of 2010 from the reduction to our professional and general liability self-insurance reserves, as discussed below);

•	a decrease of $119 million due to an increase in interest expense resulting primarily from the cost of borrowings utilized to finance the acquisition of PSI in November, 2010;

•

a decrease of $16 million resulting from the favorable adjustment recorded during the second quarter of 2010 to our professional and general liability self-insurance reserves relating to prior years (please see Note 5 to the Consolidated Financial Statements, as included herein);

•	an increase of $22 million resulting from the transaction fees incurred during the second quarter of 2010 in connection with our acquisition of PSI in November, 2010, and;

•	$35 million of other combined net decreases including the corporate overhead expenses incurred in connection with the behavioral health care facilities acquired from PSI.

Net income attributable to UHS increased $110 million to $303 million during the nine-month period ended September 30, 2011 as compared to $193 million during the comparable prior year period. The increase during the first nine months of 2011, as compared to the comparable prior year period, consisted of:

•	an increase of $195 million in income from operations before income taxes, as discussed above;

•	a decrease of $6 million resulting from an increase in income attributable to noncontrolling interests, and;

•

a decrease of $79 million resulting from an increase in the provision for income taxes resulting primarily from: (i) a net increase in pre-tax income of $189 million ($195 million increase in income before income taxes net of the $6 million increase in net income attributable to noncontrolling interests), and; (ii) a $4 million favorable discrete tax item recorded during the third quarter of 2010.

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

As mentioned above, our results for the three and nine-month period ended September 30, 2010 were favorably impacted by a $16 million reduction to our professional and general liability self-insurance reserves relating to prior years (recorded during the second quarter of 2010). Although approximately $15 million of the favorable impact recorded during the second quarter of 2010 applies to our acute care facilities, the favorable impact is not reflected in the acute care results for the 2010 periods presented as shown on the table below. There were no such adjustments applicable to the 2011 periods presented. After adjusting the below-reflected acute care results for the nine-month period ended September 30, 2010, income before income taxes (before deduction for income attributable to minority interests) amounted to $262.4 million. There were no other differences between “Same Facility” and “All Acute Care Basis” during the three and nine-month periods ended September 30, 2011 and 2010 as there were no acute care hospitals acquired during the period of January 1, 2010 through September 30, 2011.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Net revenues	$996,213	100.0	$965,807	100.0	$3,083,530	100.0	$2,929,128	100.0
Salaries, wages and benefits	394,774	39.6	374,799	38.8	1,176,652	38.2	1,116,456	38.1
Other operating expenses	184,935	18.6	178,129	18.4	551,323	17.9	524,689	17.9
Supplies expense	155,881	15.6	159,659	16.5	476,436	15.5	483,821	16.5
Provision for doubtful accounts	138,199	13.9	127,263	13.2	412,213	13.4	379,900	13.0
Depreciation and amortization	50,993	5.1	45,627	4.7	148,257	4.8	133,190	4.5
Lease and rental	13,447	1.3	13,676	1.4	40,547	1.3	40,794	1.4

Subtotal operating expenses	938,229	94.2	899,153	93.1	2,805,428	91.0	2,678,850	91.5

Income from operations	57,984	5.8	66,654	6.9	278,102	9.0	250,278	8.5
Interest expense, net	957	0.1	908	0.1	2,946	0.1	2,486	0.1

Income before income taxes	$57,027	5.7	$65,746	6.8	$275,156	8.9	$247,792	8.5

Three-month periods ended September 30, 2011 and 2010:

During the three-month period ended September 30, 2011, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $30 million or 3%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $9 million or 13% to $57 million or 5.7% of net revenues during the third quarter of 2011 as compared to $66 million or 6.8% of net revenues during the comparable prior year quarter. The decrease in income from operations at our acute care hospitals during the three month period ended September 30, 2011, as compared to the comparable quarter of the prior year, was due in part to a moderation of the net revenue increases experienced earlier in the year resulting from improvements in the payor mix.

During the three-month period ended September 30, 2011, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 2.6% and adjusted admissions (adjusted for outpatient activity) decreased 0.3%. Patient days at these facilities remained relatively unchanged and adjusted patient days increased 2.2% during the three-month period ended September 30, 2011 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.4 days and 4.3 days during the three-month periods ended September 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 56% during each of the three-month periods ended September 30, 2011 and 2010. During the three-month period ended September 30, 2011, net revenue per adjusted admission increased 3.5% and net revenue per adjusted patient day increased 0.9%, as compared to the comparable quarter of the prior year.

Nine-month periods ended September 30, 2011 and 2010:

During the nine-month period ended September 30, 2011, as compared to the comparable prior year period, net revenues at our acute care hospitals increased $154 million or 5%. Income before income taxes (and before income attributable to noncontrolling interests) increased $27 million or 11% to $275 million or 8.9% of net revenues during the first nine months of 2011 as compared to $248 million or 8.5% of net revenues during the comparable prior year period. The increase in income from operations at our acute care hospitals during the nine-month period ended September 30, 2011, as compared to the comparable period of the prior year, was due primarily to favorable operating trends experienced primarily during the first six months of 2011 (a favorable change in payor mix and acuity of patients treated at our hospitals, a stabilization of our uninsured patient volumes and a reduction in our supplies expense). As noted above, these favorable operating trends moderated during the third quarter of 2011.

During the nine-month period ended September 30, 2011, as compared to the comparable prior year period, inpatient admissions to our acute care facilities decreased 2.0% and adjusted admissions decreased 0.3%. Patient days at these facilities increased 0.2% and adjusted patient days increased 2.0% during the nine-month period ended September 30, 2011 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days and 4.4 days during the nine-month periods ended September 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 59% during each of the nine-month periods ended September 30, 2011 and 2010. During the nine-month period ended September 30, 2011, net revenue per adjusted admission increased 5.5% and net revenue per adjusted patient day increased 3.3%, as compared to the comparable period of the prior year.

Charity care and uninsured discounts:

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $246 million and $233 million during three-month periods ended September 30, 2011 and 2010, respectively, and $708 million and $599 million during the nine-month periods ended September 30, 2011 and 2010, respectively.

The estimated costs of providing the charity services was $44 million and $46 million during the three-month periods ended September 30, 2011 and 2010, respectively, and $127 million and $118 million during the nine-month periods ended September 30, 2011 and 2010, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2011 and 2010 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Net revenues	$371,963	100.0	$348,233	100.0	$1,117,517	100.0	$1,049,379	100.0
Salaries, wages and benefits	178,239	47.9	169,212	48.6	534,450	47.8	507,336	48.4
Other operating expenses	67,269	18.1	63,562	18.3	201,719	18.1	185,969	17.7
Supplies expense	20,554	5.5	18,858	5.4	60,234	5.4	55,485	5.3

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Provision for doubtful accounts	8,608	2.3	6,150	1.8	26,278	2.4	22,504	2.1
Depreciation and amortization	8,961	2.4	8,094	2.3	26,484	2.4	24,501	2.3
Lease and rental	4,287	1.2	4,184	1.2	12,467	1.1	12,061	1.1

Subtotal operating expenses	287,918	77.4	270,060	77.6	861,632	77.1	807,856	77.0

Income from operations	84,045	22.6	78,173	22.4	255,885	22.9	241,523	23.0
Interest expense, net	4	0.0	3	0.0	9	0.0	9	0.0

Income before income taxes	$84,041	22.6	$78,170	22.4	$255,876	22.9	$241,514	23.0

Three-month periods ended September 30, 2011 and 2010:

On a same facility basis, during the third quarter of 2011, as compared to the third quarter of 2010, net revenues at our behavioral health care facilities increased 7% or $24 million to $372 million from $348 million. Income before income taxes increased $6 million or 8% to $84 million or 22.6% of net revenues during the three-month period ended September 30, 2011, as compared to $78 million or 22.4% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities increased 8.1% and 7.9%, respectively, during the three-month period ended September 30, 2011 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days increased 4.0% and 3.8%, respectively, during the three-month period ended September 30, 2011 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.9 days and 14.5 days during the three-month periods ended September 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% and 74% during the three-month periods ended September 30, 2011 and 2010, respectively. During the three-month period ended September 30, 2011, net revenue per adjusted admission decreased 1.0% and net revenue per adjusted patient day increased 2.9%, as compared to the comparable quarter of the prior year.

Nine-month periods ended September 30, 2011 and 2010:

On a same facility basis, during the first nine months of 2011, as compared to the comparable prior year period, net revenues at our behavioral health care facilities increased 7% or $68 million to $1.12 billion from $1.05 billion. Income before income taxes increased $14 million or 6% to $256 million or 22.9% of net revenues during the nine-month period ended September 30, 2011, as compared to $242 million or 23.0% of net revenues during the comparable prior year period.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 7.3% and 7.2%, respectively, during the nine-month period ended September 30, 2011 as compared to the comparable period of the prior year. Patient days and adjusted patient days increased 3.1% and 3.0%, respectively, during the nine-month period ended September 30, 2011 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 14.0 days and 14.6 days during the nine-month periods ended September 30, 2011 and 2010, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% during each of the nine-month periods ended September 30, 2011 and 2010, respectively. During the nine-month period ended September 30, 2011, net revenue per adjusted admission decreased 0.5% and net revenue per adjusted patient day increased 3.7%, as compared to the comparable period of the prior year.

All Behavioral Health Care Facilities (dollar amounts in thousands)

The following table summarizes the results of operations for our behavioral health care facilities for the three and nine-month periods ended September 30, 2011 and 2010, including the facilities acquired from PSI in November, 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Net revenues	$847,418	100.0	$350,728	100.0	$2,560,975	100.0	$1,056,918	100.0
Salaries, wages and benefits	415,744	49.1	170,968	48.7	1,257,121	49.1	512,056	48.4
Other operating expenses	152,561	18.0	64,152	18.3	458,307	17.9	187,440	17.7
Supplies expense	45,579	5.4	19,070	5.4	135,127	5.3	56,047	5.3
Provision for doubtful accounts	17,742	2.1	6,140	1.8	57,621	2.2	22,533	2.1
Depreciation and amortization	22,206	2.6	8,202	2.3	65,462	2.6	24,713	2.3
Lease and rental	8,900	1.1	4,224	1.2	26,303	1.0	12,178	1.2

Subtotal operating expenses	662,732	78.2	272,756	77.8	1,999,941	78.1	814,967	77.1

Income from operations	184,686	21.8	77,972	22.2	561,034	21.9	241,951	22.9
Interest expense, net	381	0.1	3	0.0	1,351	0.0	9	0.0

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
Income before income taxes	$184,305	21.7	$77,969	22.2	$559,683	21.9	$241,942	22.9

During the third quarter of 2011, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities (including the PSI facilities) increased 142% or $497 million. The increase was attributable to the $475 million of net revenues generated at the facilities acquired from PSI in November, 2010 and a $24 million increase in net revenues on a same facility basis, as discussed above. Income before income taxes increased $106 million or 136% to $184 million or 21.7% of net revenues during the third quarter of 2011, as compared to $78 million or 22.2% of net revenues during the third quarter of 2010. The increase was attributable to the income before income taxes generated at the facilities acquired from PSI and an increase in the income before income taxes generated at our behavioral health facilities, on a same facility basis as discussed above.

During the first nine months of 2011, as compared to the comparable prior year period, net revenues at our behavioral health care facilities (including the PSI facilities) increased 142% or $1.50 billion. The increase was attributable to the $1.44 billion of net revenues generated at the facilities acquired from PSI in November, 2010 and a $68 million increase in net revenues on a same facility basis, as discussed above. Income before income taxes increased $318 million or 131% to $560 million or 21.9% of net revenues during the first nine months of 2011, as compared to $242 million or 22.9% of net revenues during the comparable 2010 period. The increase was attributable to the income before income taxes generated at the facilities acquired from PSI and an increase in the income before income taxes generated at our behavioral health facilities, on a same facility basis as discussed above.

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and nine month periods ended September 30, 2011 and 2010 presented: (i) on a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Third Party Payors:
Medicare	22%	25%	22%	25%
Medicaid	15%	13%	15%	13%
Managed Care (HMO and PPOs)	42%	45%	42%	46%
Other Sources	21%	17%	21%	16%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Third Party Payors:
Medicare	24%	26%	25%	27%
Medicaid	8%	9%	8%	9%
Managed Care (HMO and PPOs)	45%	46%	45%	46%
Other Sources	23%	19%	22%	18%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Third Party Payors:
Medicare	19%	20%	17%	18%
Medicaid	24%	25%	24%	24%
Managed Care (HMO and PPOs)	39%	43%	38%	45%
Other Sources	18%	12%	21%	13%

Total	100%	100%	100%	100%

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

In August, 2011, CMS published its final IPPS 2012 payment rule which provided for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform productivity adjustments are considered, we estimate our overall increase from the final federal fiscal year 2012 rule will approximate 0.6%. CMS also includes a 2.0% market basket reduction related to prior year documentation and coding adjustments as well as a 1.1% increase related to the correction of a prior year wage index budget neutrality adjustment. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.10% in federal fiscal year 2012. The projected impact from this IPPS rule noted above reflects all of the adjustments described in this paragraph.

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

In November, 2011, CMS published its annual final Medicare OPPS rule for 2012. The market basket increase to the OPPS base rate is 3.0%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2012 and to reduce the annual update by a productivity adjustment which is 1.1%. In the final rule, CMS is also implementing a significant decrease in the 2012 Medicare rates for both hospital-based and community mental health center (CMHC) partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment decrease for 2012 is estimated to be 0.7%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2012 is estimated to be 2.1%.

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

The implementation period for these new Medicare and Medicaid incentive payments starts in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary and we are unable to predict which states will ultimately choose to participate. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. These Medicare and Medicaid incentive payments are intended to offset a portion of the cost incurred to qualify as a meaningful user of EHR. Our acute care facilities have begun implementing an EHR application, on a facility-by-facility basis, beginning in 2011. The implementation is scheduled to be completed in 2013. However, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, the amount of incentive payments received is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Approximately $15 million of these incentive payments, which relate to state Medicaid programs, could be received during the fourth quarter of 2011. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act.

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

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $8 million during each of the three-month periods ended September 30, 2011 and 2010, and $26 million and $28 million during the nine-month periods ended September 30, 2011 and 2010, respectively, of net aggregate UPL and affiliated hospital indigent care payments. If during the fourth quarter of 2011 the hospital district makes IGTs consistent with 2010, we believe we would be entitled to aggregate net UPL and affiliated hospital indigent care payment revenues of approximately $8 million during the quarter.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. At current rates of reimbursement, on an annualized basis, we earn an aggregate net benefit of approximately $20 million from Medicaid supplemental payments, after assessed Provider Taxes are considered. This aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In July, 2011 in accordance with the state 2012-2013 General Appropriations Act (the “Act”), the Texas Health and Human Services Commission (“THHSC”) published a proposed rule that changes the reimbursement methodology for inpatient services by establishing a statewide base standard dollar amount (“SDA”) rate along with certain hospital specific SDA rate adjustments for geographic location, trauma level designation and teaching hospital status. The new SDA payment methodology became effective September 1, 2011. Similarly, THHSC also incorporated changes in conformance with the Act which results in reductions to various categories of Medicaid hospital outpatient services. The expected reduction to our annual Medicaid inpatient reimbursement resulting from the proposed inpatient SDA payment methodology has been factored into the fiscal year 2012 Medicaid reductions (3% to 4%), as mentioned above.

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

Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including predetermined payment or MS-based payment systems, for more inpatient and outpatient services. To the extent that such efforts are successful and reduce the insurers’ reimbursement to hospitals and the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on the operating results of our hospitals.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2012 fiscal years (covering the period of October 1, 2011 through September 30, 2012 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $12 million and $14 million during the three-month periods ended September 30, 2011 and 2010, respectively, and $35 million and $40 million during the nine-month periods ended September 30, 2011 and 2010, respectively. We estimate that our aggregate reimbursements pursuant to these programs will be approximately $12 million during the fourth quarter of 2011. Failure to renew these DSH programs beyond their scheduled termination dates, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

In March, 2010, the Health Care and Education Reconciliation Act of 2010 (H.R. 4872, P.L. 111-152) (the “Reconciliation Act”), and the Patient Protection and Affordable Care Act (P.L. 111-148), (the “Affordable Care Act”), were enacted into law and created significant changes to health insurance coverage for U.S. citizens as well as material revisions to the federal Medicare and state Medicaid programs. Medicare, Medicaid and other health care industry changes which are scheduled to be implemented at various times during this decade are noted below.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and nine-month periods ended September 30, 2011 and 2010.

Interest Expense:

Pursuant to the table below, interest expense was $48 million and $11 million during the three-month periods ended September 30, 2011 and 2010, respectively, and $155 million and $36 million during the nine-month periods ended September 30, 2011 and 2010, respectively (amounts in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revolving credit & demand notes	$1,214	$697	$5,251	$2,061
$200 million, 6.75% Senior Notes due 2011	3,378	3,377	10,133	10,133
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	21,372	21,372
$250 million, 7.00% Senior Notes due 2018	4,375	97	13,125	97
Term loan facility A	6,041	—	21,521	—
Term loan facility B	14,997	—	50,241	—
Accounts receivable securitization program	674	122	2,015	465

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	37,803	11,417	123,658	34,128
Interest rate swap expense, net	2,248	1,502	5,851	4,621
Other combined interest expense, including amortization of financing fees	8,623	1,122	25,527	3,589
Capitalized interest on major construction projects	(178)	(2,516)	(229)	(5,889)
Interest income	(44)	(47)	(130)	(317)

Interest expense, net	$48,452	$11,478	$154,677	$36,132

Interest expense increased $37 million and $119 million during the three and nine-month periods ended September 30, 2011, respectively, as compared to the comparable periods of 2010. The increased interest expense was due primarily to: (i) the increased borrowings used to finance our acquisition of PSI in November, 2010; (ii) an increase in the average effective interest rate, as discussed below, and; (iii) the interest expense incurred during the three and nine month periods of 2011 on the $250 million, 7.00% senior notes issued in September, 2010. The average outstanding borrowings under our $3.30 billion credit agreement (consisting of an $800 million revolving credit facility, a $1.05 billion Term Loan A and a $1.6 billion Term Loan B), accounts receivable securitization program and previously outstanding credit agreement was $2.82 billion and $2.92 billion during the three and nine-month periods ended September 30, 2011, respectively, as compared to $199 million and $258 million during the three and nine-month periods of 2010, respectively. The effective interest rate on these facilities, including the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense, was 4.5% and 4.8% during the three and nine-month periods ended September 30, 2011, respectively, and 5.0% and 4.0% during the three and nine-month periods ended September 30, 2010, respectively.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities, one of which is located in Delaware (MeadowWood Behavioral Health System) and two of which are located in Nevada (Montevista Hospital and Red Rock Hospital) as well as one of our legacy facilities in Puerto Rico (Hospital San Juan Capestrano). We completed the divestiture of MeadowWood Behavioral Health System in July, 2011 and the gain/loss on the divestiture did not have a material impact on our financial statements. Pursuant to the terms of our agreement with the FTC, we are required to divest the facility in Puerto Rico within approximately nine months from the date the agreement was finalized, which occurred on April 19, 2011. We have requested that the FTC provide us with approximately eleven months from the date the agreement was finalized to divest the facilities in Nevada. The operating results for the three former PSI facilities located in Delaware and Nevada are discontinued operations during the three and nine-month period ended September 30, 2011. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements during the three and nine-month periods ended September 30, 2011, it is included as a reduction to other operating expenses. The assets and liabilities for Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of September 30, 2011. The assets and liabilities for MeadowWood Behavioral Health System, Montevista Hospital, Red Rock Hospital and Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheets as of December 31, 2010.

The following table shows the results of operations, on a combined basis, for MeadowWood Behavioral Health System, Montevista Hospital and Red Rock Hospital which are reflected as discontinued operations (amounts in thousands):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net revenues	$6,841	$27,651
Income from discontinued operations, before income tax expense	1,790	6,340
Income tax expense	(686)	(2,429)

Income from discontinued operations, net of income tax expense	$1,104	$3,911

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the three and nine-month periods ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Provision for income taxes	$52,234	$27,404	$192,638	$113,870
Income before income taxes	147,076	93,206	533,501	338,849

Effective tax rate	35.5%	29.4%	36.1%	33.6%

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and nine-month periods ended September 30, 2011 and 2010 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Provision for income taxes	$52,234	$27,404	$192,638	$113,870
Income before income taxes	147,076	93,206	533,501	338,849
Less: Net income attributable to noncontrolling interests	(9,788)	(10,192)	(37,967)	(31,978)

Income before income taxes, less net income attributable to noncontrolling interests	137,288	83,014	495,534	306,871

Effective tax rate	38.0%	33.0%	38.9%	37.1%

The increase in the effective tax rates during the three and nine-month periods ended September 30, 2011, as compared to the comparable prior year periods, was primarily attributable to a $4 million favorable discrete tax item recorded during the third quarter of 2010 and an increase in our blended effective state income tax rate during the 2011 periods due to a greater portion of our earnings being generated in several higher tax rate states.

Outside owners hold various noncontrolling, minority ownership interests in seven of our acute care facilities and one behavioral health care facility. Each of these facilities is owned and operated by a limited liability company (“LLC”) or limited partnership (“LP”). As a result, since there is no income tax liability incurred at the LLC/LP level (since it passes through to the members/partners), the net income attributable to noncontrolling interests does not include any income tax provision/benefit. When computing the provision for income taxes, as reflected on our consolidated statements of income, the net income attributable to noncontrolling interests is deducted from income from continuing operations before income taxes since it represents the third-party members’/partners’ share of the income generated by the joint-venture entities. In addition to providing the effective tax rate, as indicated above (as calculated from dividing the provision for income taxes by the income from continuing operations before income taxes as reflected on the consolidated statements of income), we believe it is helpful to our investors that we also provide our effective tax rate as calculated after giving effect to the portion of our income from continuing operations that is attributable to the third party members/partners.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $563 million during the nine-month period ended September 30, 2011 and $413 million during the comparable period of the prior year. The net increase of $150 million was primarily attributable to the following:

•	a favorable change of $176 million due to an increase in net income plus depreciation and amortization expense and stock-based compensation plus/less loss/gain on sale of assets;

•	a $97 million unfavorable change in accounts receivable, as discussed below;

•

a $106 million favorable change in accrued and deferred income taxes, due primarily to an income tax overpayment relating to 2010 and a postponement of third quarter federal estimated income tax payments granted by the Internal Revenue Service to certain taxpayers located in areas that were impacted by flooding during the third quarter of 2011 (the postponement deferred an estimated federal income tax payment of approximately $30 million to $35 million from September, 2011 to October, 2011);

•	a $101 million unfavorable change in other working capital accounts due primarily to timing of accounts payable and accrued compensation payments;

•

a $30 million favorable change in accrued insurance expense, net of commercial premiums paid, partially due to the above-mentioned $16 million reduction to our professional and general liability self-insurance reserves recorded during the second quarter of 2010;

•	a $23 million favorable change in other assets and deferred charges, and;

•	$13 million of other combined net favorable changes.

Our days sales outstanding (“DSO”) are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 46 days at September 30, 2011 and 41 days at September 30, 2010. During the first nine months of 2011, our net accounts receivable (net of effects from acquisitions and dispositions) increased approximately $104 million over the balance as of December 31, 2010. The increase was due primarily to: (i) increased revenues experienced by both our acute care and behavioral health care facilities during the nine months of 2011 as a result of increases in adjusted patient days (adjusted for outpatient activity) and revenue per adjusted day; (ii) an increase in Medicaid receivables due from certain states including Illinois and California due to state budgetary pressures; (iii) an increase in receivables due from the Veterans Administration in Texas, and; (iv) an increase in receivables due from a managed care payor in Las Vegas, Nevada which have since been substantially collected subsequent to September 30, 2011. Although a portion of the past due receivables from the states of Illinois and California and Veterans Administration may remain outstanding into 2012, we expect to eventually collect all amounts due to us.

Net cash used in investing activities

During the first nine months of 2011, we used $208 million of net cash in investing activities as follows:

•	spent $195 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $9 million to acquire administrative office buildings located in Pennsylvania and Tennesse;

•	spent $28 million in connection with the purchase and implementation of an electronic health records application, and;

•

received $24 million of proceeds for the sale of the real property of a closed acute care facility, sale of our ownership interest in an outpatient surgery center and sale of MeadowWood Behavioral Health System located in Delaware.

During the first nine months of 2010, we used $426 million of net cash in investing activities as follows:

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

•

deposited $257 million into a restricted cash account (related to our acquisition of PSI in November, 2010) consisting of the proceeds generated from the issuance during 2010 (together with certain other related amounts) of $250 million of 7% senior notes that mature in October, 2018;

•	spent $13 million in connection with the purchase and implementation of an electronic health records application, and;

•

received $22 million of combined proceeds in connection with: (i) the divestiture of our minority ownership interest in a healthcare technology company and sale of a portion of our ownership interest in an outpatient surgery center, and; (ii) the sale of the real property of Methodist Hospital located in Louisiana that was severely damaged and closed in 2005 as a result of Hurricane Katrina.

Net cash provided by/used in financing activities

During the first nine months of 2011, we used $345 million of net cash in financing activities as follows:

•	spent $267 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A ($20 million), Term Loan B ($137 million) and revolving credit ($95 million) facilities;

•	generated $36 million of cash from additional borrowings pursuant to our accounts receivable securitization program;

•

spent $24 million on financing costs in connection with an amendment to our credit agreement (which includes our revolving credit agreement, Term Loan A and Term Loan B facilities) which was completed in March, 2011;

•	spent $34 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $45 million to repurchase 1.14 million shares of our Class B Common Stock;

•	spent $15 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $4 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first nine months of 2010, we generated $14 million of net cash provided by financing activities as follows:

•

spent $195 million on net repayments of debt due primarily to repayments pursuant to our $800 million revolving credit facility ($179 million) and accounts receivable securitization program ($10 million);

•

generated $245 million of net proceeds (net of $5 million of financing costs) from the issuance of $250 million of 7% senior notes that mature on October 1, 2018 (these funds were held in escrow until the completion of our acquisition of PSI in November, 2010);

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

2011 Expected Capital Expenditures:

During the fourth quarter of 2011, we expect to spend approximately $80 million to $105 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Amendment in March, 2011 (as discussed below), we prepaid $125 million of the principal amount of the

Term Loan B and, during the first nine months of 2011, we made scheduled principal payments of $12 million on the Term Loan B and $20 million on the Term Loan A. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 16, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

On March 15, 2011, we entered into a first amendment to the Credit Agreement (the “Amendment”) which provides, among other things, for a reduction in the interest rates payable in connection with borrowings under the Credit Agreement. Upon the effectiveness of the Amendment on March 15, 2011, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month LIBOR plus 1%, in each case, plus an applicable margin of initially 1.25%, 1.25% and 2.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively or (2) one, two, three or six month LIBOR (at our election), plus an applicable margin of initially 2.25%, 2.25% and 3.00% for the revolving credit facility, the Term Loan A facility and the Term Loan B facility, respectively. Effective in August, 2011, the applicable margins for the Term Loan A facility and the revolving credit facility became subject to adjustment based upon our consolidated leverage ratio or corporate credit rating at the end of each quarter ranging from 0.50% to 1.25% for alternate base rate (“ABR”)-based loans and 1.50% to 2.25% for LIBOR-based loans under the revolving credit facility and the Term Loan A facility. The minimum Eurodollar rate for the Term Loan B facility was reduced from 1.50% to 1.00%. The current applicable margins are 0.75% for ABR-based loans and 1.75% for LIBOR-based loans under the revolving credit facility and the Term Loan A facility. Effective in November, 2011, the applicable margin for the Term Loan B facility is subject to adjustment based upon our consolidated leverage ratio at the end of each quarter ranging from 1.75% to 2.00% for ABR-based loans and 2.75% to 3.00% for LIBOR-based loans. In connection with the Amendment, we paid a fee of 1.00% of the amounts outstanding under the Term Loan B in accordance with the terms of the Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. We had $240 million of outstanding borrowings pursuant to the terms of our accounts receivable securitization program at September 30, 2011.

As of September 30, 2011, we had no outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of September 30, 2011, we had an aggregate of $646 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $64 million of outstanding letters of credit.

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

On June 30, 2006, we issued $250 million of senior notes which have a 7.125% coupon rate and mature on June 30, 2016 (the “7.125% Notes”). Interest on the 7.125% Notes is payable semiannually in arrears on June 30th and December 30th of each year. In June, 2008, we issued an additional $150 million of 7.125% Notes which formed a single series with the original 7.125% Notes issued in June, 2006. Other than their date of issuance and initial price to the public, the terms of the 7.125% Notes issued in June, 2008 are identical to, and trade interchangeably with, the 7.125% Notes which were originally issued in June, 2006.

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which mature on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes is paid semiannually in arrears on May 15th and November 15th of each year. The 6.75% Notes can be redeemed in whole at any time and in part from time to time. Since we expect to have the borrowing capacity, and intend to refinance the 6.75% Notes upon their maturity in November, 2011 utilizing borrowings under our Credit Agreement, they are classified as long-term debt on our Consolidated Balance Sheet as of September 30, 2011.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2011.

The carrying amount and fair value of our debt was $3.69 billion and $3.70 billion at September 30, 2011, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Our total debt as a percentage of total capitalization was 62% at September 30, 2011 and 66% at December 31, 2010.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2011, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2010.

We have various obligations under operating leases or master leases for real property and under operating leases for equipment. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from Universal Health Realty Income Trust with terms scheduled to expire in 2014 and 2016. These leases contain up to four, 5-year renewal options. In connection with the leases on three of these hospital facilities, in May, 2011, certain of our subsidiaries provided the required notice to Universal Health Realty Income Trust exercising the 5-year renewal options on McAllen Medical Center, Wellington Regional Medical Center and Southwest Healthcare System, Inland Valley Campus. The lease terms on these facilities were extended to December, 2016.

As of September 30, 2011 we were party to certain off-balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of September 30, 2011 totaled $86 million consisting of: (i) $62 million related to our self-insurance programs; (ii) $7 million related primarily to pending appeals of legal judgments (including judgments related to professional and general liability claims), and; (iii) $17 million of other debt guarantees related to public utilities and entities in which we own a minority interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the nine months ended September 30, 2011. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

As of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

U.S. v. Marion and UHS:

In November, 2009, the United States Department of Justice (“DOJ”) and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC (“Marion”) and Keystone Education and Youth Services, LLC (“Keystone”). The intervention by the DOJ followed the issuance of a series of subpoenas from the Office of the Inspector General for the Department of Health and Human Services seeking documents related to the treatment of Medicaid beneficiaries at Marion. The amended complaint filed by the DOJ and Virginia Attorney General alleged causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint alleging employment and retaliation claims as well as false claim act violations. During the third quarter of 2011, we reached a tentative financial settlement of the case subject to a definitive settlement agreement with all parties. We have established a reserve in connection with this matter which did not have a material impact on our results of operations for any of the periods presented herein. Should we be unable to finalize a definitive settlement agreement in this matter, we will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail should this matter be litigated.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a subsidiary, and one of our non-public schools in California operated by one of our subsidiaries have been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements pertaining to the operation of non-public schools. We deny liability and intend to defend this case vigorously. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

Southwest Healthcare System:

In April, 2010, Southwest Healthcare System (“SWHCS”), which operates Rancho Springs Medical Center and Inland Valley Regional Medical Center in Riverside County, California, received notifications from the Centers for Medicare and Medicaid Services (“CMS”) and the California Department of Public Health (“CDPH”) that they intended to effectuate the termination of SWHCS’s Medicare provider agreement and hospital license. In May and September of 2010, SWHCS entered into agreements with CMS and CDPH which abated the termination actions. The agreements required SWHCS to engage independent experts in various disciplines to analyze and develop implementation plans for SWHCS to meet the Medicare conditions of participation. Pursuant to the agreements, CMS/CDPH would conduct a full certification survey, following the implementation of corrective measures, to determine if SWHCS had achieved substantial compliance with the Medicare conditions of participation.

The certification survey occurred during the last week of July, 2011 and as a result of that survey, CMS requested that an additional, follow-up survey be conducted to address specific items identified in the survey. The follow-up survey was conducted in early November, 2011. On November 4, 2011, SWHCS received notification from CMS that, based upon the results of the November 2, 2011 survey, it has been determined that SWHCS is in compliance with the Medicare conditions of participation for a provider of hospital services and SWHCS has been restored to the deemed status pursuant to its continued accreditation by The Joint Commission.

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 17, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2011 or the year ended December 31, 2010.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We are uncertain at this time as to potential liability and damages but intend to defend the case vigorously. Should we been deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, was not material to our consolidated financial position or results of operations.

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

During 2007, our Board of Directors authorized us to repurchase additional shares on the open market under our stock repurchase programs. Pursuant to the terms of our program, we purchased 1,016,688 shares at an average price of $37.74 per share or approximately $38.4 million in the aggregate during the third quarter of 2011 and 1,141,223 shares at an average price of $39.02 per share or approximately $44.5 million in the aggregate during the first nine months of 2011. As of September 30, 2011, the number of shares available for purchase was 717,183 shares. There is no expiration date for our stock repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

2011 period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
July, 2011	3,313	N/A	3,313	$53.78	$178,175	1,730,558
August, 2011	385,543	N/A	385,543	37.68	14,526,013	1,345,015
September, 2011	627,832	N/A	627,832	37.69	23,665,700	717,183

Total July through September	1,016,688	N/A	1,016,688	$37.74	$38,369,888	717,183

Dividends

During the quarter ended September 30, 2011, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 7, 2011	/s/ ALAN B. MILLER
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