Form 10-K
period 2011-12-31
UNIVERSAL HEALTH SERVICES INC
filed 2012-02-27
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates at June 30, 2011 was $4.61 billion. (For the purpose of this calculation, it was assumed that Class A, Class C, and Class D Common Stock, which are not traded but are convertible share-for-share into Class B Common Stock, have the same market value as Class B Common Stock. Also, for purposes of this calculation only, all directors, officers subject to Section 16(b) of the Securities Exchange Act of 1934, and 10% stockholders are deemed to be affiliates.)

The number of shares of the registrant’s Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of January 31, 2012, were 6,625,708, 89,408,941, 664,000 and 33,084, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 (incorporated by reference under Part III).

UNIVERSAL HEALTH SERVICES, INC.

2011 FORM 10-K ANNUAL REPORT

Exhibit Index

This Annual Report on Form 10-K is for the year ended December 31, 2011. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information that we file with the Securities and Exchange Commission (the “SEC”) in the future will automatically update and supersede information contained in this Annual Report.

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

1

PART I

ITEM 1.	Business

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 24, 2012, we owned and/or operated 25 acute care hospitals and 198 behavioral health centers located in 36 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 6 surgical hospitals and surgery and radiation oncology centers located in 4 states and Puerto Rico.

In November, 2010, we acquired Psychiatric Solutions, Inc. (“PSI”). PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 55% of our consolidated net revenues in 2011, 70% in 2010 and 74% in 2009. Net revenues from our behavioral health care facilities accounted for 45% of our consolidated net revenues during 2011, 30% during 2010 and 25% during 2009. Approximately 1% of our consolidated net revenues in 2009 were recorded in connection with two construction management contracts pursuant to the terms of which we built newly constructed acute care hospitals for an unrelated third party.

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

In accordance with Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, we submitted our CEO’s certification to the New York Stock Exchange in 2011. Additionally, contained in Exhibits 31.1 and 31.2 of this Annual Report on Form 10-K, are our CEO’s and CFO’s certifications regarding the quality of our public disclosures under Section 302 of the Sarbanes-Oxley Act of 2002.

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

Quality and Efficiency of Services. Pressures to contain healthcare costs and technological developments allowing more procedures to be performed on an outpatient basis have led payors to demand a shift to ambulatory or outpatient care wherever possible. We are responding to this trend by emphasizing the expansion of outpatient services. In addition, in response to cost containment pressures, we continue to implement programs at our facilities designed to improve financial performance and efficiency while continuing to provide quality care, including more efficient use of professional and paraprofessional staff, monitoring and adjusting staffing levels and equipment usage, improving patient management and reporting procedures and implementing more efficient billing and collection procedures. In addition, we will continue to emphasize innovation in our response to the rapid changes in regulatory trends and market conditions while fulfilling our commitment to patients, physicians, employees, communities and our stockholders.

In addition, our aggressive recruiting of highly qualified physicians and developing provider networks help to establish our facilities as an important source of quality healthcare in their respective communities.

Acquisition and Divestiture Activity:

Acquisitions:

During 2011, we paid approximately $29 million, excluding the assumption of $17 million of third-party debt, to: (i) acquire the real property of administrative/office buildings located in Pennsylvania, Tennessee and Washington, D.C.; (ii) fund a deposit in connection with execution of a definitive agreement, which is subject to regulatory approvals and closing conditions, to acquire the Knapp Medical Center, including a 226-bed acute care hospital, a surgery center, physician practices and other related assets located in Weslaco, Texas, and; (iii) purchase a cardiology practice in Texas.

Divestitures:

During 2011 and January of 2012, we received aggregate net cash proceeds of approximately $118 million for the sale of:

•

Hospital San Juan Capestrano, a 108-bed behavioral health facility located in Puerto Rico. The sale of this facility, which was completed in January, 2012, was made pursuant to our agreement with the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI;

•

Montevista Hospital (101-bed) and Red Rock Hospital (21-bed) located in Las Vegas, Nevada. The sales of these behavioral health facilities, which were completed during the fourth quarter of 2011, were made pursuant to our agreement with the FTC in connection with our acquisition of PSI;

•

Meadowood Behavioral Health System, a 58-bed behavioral health facility located in New Castle, Delaware. The sale of this facility, which was completed during the third quarter of 2011, was made pursuant to our agreement with the FTC in connection with our acquisition of PSI, and;

•	other dispositions during 2011 including the real property of a closed acute care hospital and the sale of our majority ownership interest in a radiation oncology center located in Nevada.

The aggregate net pre-tax gain on the above-mentioned divestitures (excluding the Hospital San Juan Capestrano which was divested in January, 2012) did not have a material impact on our 2011 consolidated results of operations. The pre-tax gain on the divestiture of the Hospital San Juan Capestrano, which will not have a material impact on our 2012 consolidated results of operations, will be reflected in our consolidated results of operations during the first quarter of 2012. The assets and liabilities for the Hospital San Juan Capestrano are reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

The PSI Acquisition

In November, 2010, we acquired Psychiatric Solutions, Inc. for a total purchase price of $3.04 billion consisting of $1.96 billion in cash plus the assumption of approximately $1.08 billion of PSI’s debt, the majority of which has since been refinanced. PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands.

The facilities acquired by us, with an aggregate of approximately 11,500 licensed beds at the time of acqusition, offer an extensive continuum of behavioral health programs to critically ill children, adolescents and adults. We also acquired management contracts to manage freestanding behavioral health care inpatient facilities for government agencies and behavioral health units within certain medical/surgical hospitals owned by third-parties.

Combined with our previously existing behavioral health care operations located throughout the U.S., we believe this acquisition makes us the largest facility-based provider in the behavioral health care sector. Our increased operating scale may allow us to operate more efficiently and enhance our presence within certain markets. We also achieved planned operating expense reductions during 2011 primarily through the elimination of PSI-related corporate overhead. This acquisition also helps diminish our geographic concentration in certain markets thereby diversifying our overall portfolio and reducing our reliance on one hospital or a cluster of hospitals in a certain market.

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

The following table sets forth certain operating statistics for hospitals operated by us for the years indicated. Accordingly, information related to hospitals acquired during the five-year period has been included from the respective dates of acquisition, and information related to hospitals divested during the five year period has been included up to the respective dates of divestiture. Information related to the behavioral health care facilities acquired by us in connection with our acquisition of PSI is included for the period of November 16, 2010 through December 31, 2011, excluding the 3 former PSI facilities that are reflected as discontinued operations, as discussed herein. The licensed and available beds for those facilities are included in 2010 on a weighted average basis for the period owned.

	2011	2010	2009	2008	2007
Average Licensed Beds:
Acute Care Hospitals (1)	5,726	5,689	5,484	6,101	5,962
Behavioral Health Centers	19,280	9,427	7,921	7,658	7,348
Average Available Beds (2):
Acute Care Hospitals (1)	5,424	5,383	5,128	5,249	5,110
Behavioral Health Centers	19,262	9,409	7,901	7,629	7,315
Admissions:
Acute Care Hospitals (1)	258,754	264,470	265,244	268,207	262,147
Behavioral Health Centers	352,208	166,434	136,639	129,553	119,730
Average Length of Stay (Days):
Acute Care Hospitals (1)	4.4	4.4	4.4	4.5	4.5
Behavioral Health Centers	14.6	15.1	15.4	16.1	16.8
Patient Days (3):
Acute Care Hospitals (1)	1,151,183	1,155,984	1,166,704	1,200,672	1,172,130
Behavioral Health Centers	5,157,454	2,507,046	2,105,625	2,085,114	2,007,119
Occupancy Rate-Licensed Beds (4):
Acute Care Hospitals (1)	55%	56%	58%	54%	54%
Behavioral Health Centers	73%	73%	73%	74%	75%
Occupancy Rate-Available Beds (4):
Acute Care Hospitals (1)	58%	59%	62%	62%	63%
Behavioral Health Centers	73%	73%	73%	75%	75%

(1)	Central Montgomery Medical Center located in Pennsylvania was divested during the fourth quarter of 2008. The statistical information for this facility is included in the above information through the divestiture date.

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

Audits: Most hospitals are subject to federal audits to validate the accuracy of Medicare and Medicaid program submitted claims. If these audits identify overpayments, we could be required to pay a substantial rebate of prior years’ payments subject to various administrative appeal rights. The federal government contracts with third-party “recovery audit contractors” (“RACs”) and “Medicaid integrity contractors” (“MICs”), on a contingent fee basis, to audit the propriety of payments to Medicare and Medicaid providers. Permanent RAC audits were created by Section 302 of the Tax Relief and Health Care Act of 2006 and required the secretary to expand the program to all 50 states by no later than 2010. Similarly, Medicare zone program integrity contractors (“ZPICs”) target claims for potential fraud and abuse. Additionally, Medicare administrative contractors (“MACs”) must ensure they pay the right amount for covered and correctly coded services rendered to eligible beneficiaries by legitimate providers. We have undergone claims audits related to our receipt of federal healthcare payments during the last three years, the results of which have not required material adjustments to our consolidated results of operations. However, potential liability from future federal or state audits could ultimately exceed established reserves, and any excess could potentially be substantial. Further, Medicare and Medicaid regulations also provide for withholding Medicare and Medicaid overpayments in certain circumstances, which could adversely affect our cash flow.

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

When a defendant is determined by a court of law to have violated the False Claims Act, the defendant may be liable for up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act of 2009 (“FERA”) has expanded the number of actions for which liability may attach under the False Claims Act, eliminating requirements that false claims be presented to federal officials or directly involve federal funds. FERA also clarifies that a false claim violation occurs upon the knowing retention, as well as the receipt, of overpayments. In addition, recent changes to the anti-kickback statute have made violations of that law punishable under the civil False Claims Act. Further, a number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit on behalf of the state in state court.

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

Red Flags Rule: In addition, the Federal Trade Commission (“FTC”) Red Flags Rule requires financial institutions and businesses maintaining accounts to address the risk of identity theft. The Red Flag Program Clarification Act of 2010, signed on December 18, 2010, appears to exclude certain healthcare providers from the Red Flags Rule, but permits the FTC or relevant agencies to designate additional creditors subject to the Red Flags Rule through future rulemaking if the agencies determine that the person in question maintains accounts subject to foreseeable risk of identity theft. Compliance with any such future rulemaking may require additional expenditures in the future.

Patient Safety and Quality Improvement Act of 2005: On July 29, 2005, the Patient Safety and Quality Improvement Act of 2005 was enacted, which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations” (“PSOs”). Under the system, PSWP is made privileged, confidential and legally protected from disclosure. PSWP does not include medical, discharge or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. PSOs are certified by the Secretary of the HHS for three-year periods and analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, PSOs are expected to generate patient safety improvement strategies.

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

Corporate Practice of Medicine: Several states, including Florida, Nevada, California and Texas, have laws and/or regulations that prohibit corporations and other entities from employing physicians and practicing medicine for a profit or that prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, particular providers for medical products and services. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. These statutes and/or regulations vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We do not expect these state corporate practice of medicine proscriptions to significantly affect our operations. Many states have laws and regulations which prohibit payments for referral of patients and fee-splitting with physicians. We do not make any such payments or have any such arrangements.

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

The federal government broadly interprets EMTALA to cover situations in which patients do not actually present to a hospital’s emergency room, but present for emergency examination or treatment to the hospital’s campus, generally, or to a hospital-based clinic that treats emergency medical conditions or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services; however, CMS has recently sought industry comments on the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. The government also has expressed its intent to investigate and enforce EMTALA violations actively in the future. We believe that we operate in substantial compliance with EMTALA.

Health Care Industry Investigations: We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to various government investigations and litigation. Please see Item 3. Legal Proceedings included herein for additional disclosure. In addition, currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services.

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

Medical Malpractice Tort Law Reform: Medical malpractice tort law has historically been maintained at the state level. All states have laws governing medical liability lawsuits. Over half of the states have limits on damages awards. Almost all states have eliminated joint and several liability in malpractice lawsuits, and many states have established limits on attorney fees. Recently, many states had bills introduced in their legislative sessions to address medical malpractice tort reform. Proposed solutions include enacting limits on non-economic damages, malpractice insurance reform, and gathering lawsuit claims data from malpractice insurance companies and the courts for the purpose of assessing the connection between malpractice settlements and premium rates. Reform legislation has also been proposed, but not adopted, at the federal level that could preempt additional state legislation in this area.

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

Medical Staff and Employees

Our facilities had approximately 65,400 employees on December 31, 2011, of whom approximately 46,500 were employed full-time. Our hospitals are staffed by licensed physicians who have been admitted to the medical staff of individual hospitals. Typically, physicians are not employees of our hospitals and in a number of our markets may have admitting privileges at other hospitals in addition to ours. Within our acute care division, approximately 100 physicians are employed either directly by certain of our facilities or affiliated by group practices structured as 501A corporations. Members of the medical staffs of our hospitals also serve on the medical staffs of hospitals not owned by us and may terminate their affiliation with our hospitals at any time. In addition, we employ approximately 350 psychiatrists within our behavioral health division. Each of our hospitals are managed on a day-to-day basis by a managing director employed by us. In addition, a Board of Governors, including members of the hospital’s medical staff, governs the medical, professional and ethical practices at each hospital.

Approximately 2,100 of our employees at seven of our hospitals are unionized. At Valley Hospital Medical Center, unionized employees belong to the Culinary Workers and Bartenders Union, the International Union of Operating Engineers and the Service Employees International Union (“SEIU”). Nurses and technicians at Desert Springs Hospital are represented by the SEIU. Registered nurses at Auburn Regional Medical Center located in Washington are represented by the United Staff Nurses Union, the technical employees are represented by the United Food and Commercial Workers, and the service employees are represented by the SEIU. At The George Washington University Hospital, unionized employees are represented by the SEIU or the Hospital Police Association. Registered Nurses, Licensed Practical Nurses, certain technicians and therapists, pharmacy assistants, and some clerical employees at HRI Hospital in Boston are represented by the SEIU. At Brooke Glen Behavioral Hospital, unionized employees are represented by the Teamsters and the Northwestern Nurses Association/Pennsylvania Association of Staff Nurses and Allied Professionals. We believe that our relations with our employees are satisfactory.

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

Relationship with Universal Health Realty Income Trust

At December 31, 2011, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.0 million during 2011, $1.8 million during 2010 and $1.6 million during 2009.

Our pre-tax share of income from the Trust was $4.6 million during 2011, $1.0 million during 2010 and $1.1 million during 2009, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2011 was approximately $3.7 million related to our share of the following: (i) an aggregate gain realized by the Trust during 2011 in connection with the sale of medical office buildings by various limited liability companies (“LLCs”) in which the Trust formerly held noncontrolling, majority ownership interests; (ii) an aggregate gain recorded by the Trust during 2011 in connection with its purchases of third-party minority ownership interests in various LLCs in which the Trust formerly held noncontrolling majority ownership interests (the Trust now owns 100% of each of these entities), partially offset by; (iii) a provision for asset impairment recorded by the Trust during 2011 in connection with a medical office building located in Atlanta, Georgia.

The carrying value of our investment in the Trust was $9.9 million and $7.3 million at December 31, 2011 and 2010, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $30.7 million at December 31, 2011 and $28.8 million at December 31, 2010, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.3 million during 2011, $16.2 million during 2010 and $16.3 million during 2009. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% of the ownership interest or various noncontrolling, majority ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the four leased hospital properties at their appraised fair market value upon one month’s notice should a change of control of the Trust occur.

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

The table below details the renewal options and terms for each of our four hospital facilities leased from the Trust, giving effect to the above-mentioned renewals:

Hospital Name	Type of Facility	Annual Minimum Rent	End of Lease Term	Renewal Term (years)
McAllen Medical Center	Acute Care	$5,485,000	December, 2016	15	(a)
Wellington Regional Medical Center	Acute Care	$3,030,000	December, 2016	15	(b)
Southwest Healthcare System, Inland Valley Campus	Acute Care	$2,648,000	December, 2016	15	(b)
The Bridgeway	Behavioral Health	$930,000	December, 2014	10	(c)

(a)	We have three 5-year renewal options at existing lease rates (through 2031).
(b)	We have one 5-year renewal options at existing lease rates (through 2021) and two 5-year renewal options at fair market value lease rates (2022 through 2031).
(c)	We have two 5-year renewal options at fair market value lease rates (2015 through 2024).

Executive Officers of the Registrant

The executive officers, whose terms will expire at such time as their successors are elected, are as follows:

Name and Age	Present Position with the Company
Alan B. Miller (74)	Chairman of the Board and Chief Executive Officer

Marc D. Miller (41)	President and Director

Steve G. Filton (54)	Senior Vice President, Chief Financial Officer and Secretary

Debra K. Osteen (56)	Senior Vice President, President of Behavioral Health Care Division

Marvin G. Pember (58)	Senior Vice President, President of Acute Care Division

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

Mr. Pember commenced employment with us in August, 2011 and serves as President of our Acute Care Division. He was formerly employed for 12 years at Indiana University Health, Inc. (formerly known as Clarian Health Partners, Inc.), a nonprofit hospital system that operates 16 facilities in Indiana, where he served as Executive Vice President and Chief Financial Officer.

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

Nevada: We own 6 acute care hospitals and 4 behavioral healthcare facilities as listed in Item 2. Properties (we owned two additional behavioral health facilities which were acquired by us from PSI in November, 2010 before the facilities were divested during the third and fourth quarters of 2011 pursuant to our agreement with the Federal Trade Commission, as discussed herein). On a combined basis, these facilities contributed 18% in 2011, 23% in 2010 and 24% in 2009 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 11% in 2011, 15% in 2010 and 14% in 2009 of our income from operations after net income attributable to noncontrolling interest.

Texas: We own 8 acute care hospitals and 14 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 18% in 2011, 19% in 2010 and 20% in 2009 of our consolidated net revenues. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 14% in 2011, 15% in 2010 and 16% in 2009 of our income from operations after net income attributable to noncontrolling interest.

California: We own 4 acute care hospitals and 15 behavioral healthcare facilities as listed in Item 2. Properties. On a combined basis, these facilities contributed 10% of our consolidated net revenues during each of 2011, 2010 and 2009. On a combined basis, after deducting an allocation for corporate overhead expense, these facilities generated 5% in 2011, 4% in 2010 and 5% in 2009 of our income from operations after net income attributable to noncontrolling interest.

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

We derive a significant portion of our revenue from third-party payors, including the Medicare and Medicaid programs. Changes in these government programs in recent years have resulted in limitations on reimbursement and, in some cases, reduced levels of reimbursement for healthcare services. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review, and federal and state funding restrictions, all of which could materially increase or decrease program payments, as well as affect the cost of providing service to patients and the timing of payments to facilities. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, the substantial deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. If the rates paid or the scope of services covered by government payors are reduced, there could be a material adverse effect on our business, financial position and results of operations.

We receive Medicaid revenues in excess of $100 million annually from each of Texas, Pennsylvania, Virginia, Illinois and Washington, D.C., making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2012 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the year ended December 31, 2011 include the pro rata portion of these Medicaid rate reductions. We can provide no assurance that further reductions to Medicaid revenues (which have been proposed in certain states for fiscal year 2013), particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

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

Our patient revenues and payor mix during the last few years were adversely affected by economic conditions, particularly in certain markets, such as Nevada, Texas and California, where a significant portion of our revenues are concentrated and unemployment rates remain high. In our acute care business, we experienced net revenue pressures caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. We can provide no assurance that these trends will not continue. During 2011, our revenues and payor mix within our acute care operations have been volatile making it difficult to predict the results for 2012 or thereafter.

In addition, we recorded approximately $1.92 billion of goodwill as a result of our acquisition of PSI in November, 2010, and, as of December 31, 2011, we had approximately $2.63 billion of goodwill recorded on our consolidated balance sheet. Should the revenues and financial results of our acute care and/or behavioral health care facilities be materially, unfavorably impacted due to, among other things, a worsening of the economic and employment conditions in the United States that could negatively impact our patient volumes and reimbursement rates, a continued rise in the unemployment rate and continued increases in the number of uninsured patients treated at our facilities, we may incur future charges to recognize impairment in the carrying value of our goodwill and other intangible assets, which could have a material adverse effect on our financial results.

Reductions or changes in Medicare funding could have a material adverse effect on our future results of operations.

On August 2, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. The 2011 Act provides for new spending on program integrity initiatives intended to reduce fraud and abuse under the Medicare program. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress.

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

The Legislation also contains provisions aimed at reducing fraud and abuse in healthcare. The Legislation amends several existing laws, including the federal Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. While Congress had previously revised the intent requirement of the Anti-Kickback Statute to provide that a person is not required to “have actual knowledge or specific intent to commit a violation of” the Anti-Kickback Statute in order to be found guilty of violating such law, the Legislation also provides that any claims for items or services that violate the Anti-Kickback Statute are also considered false claims for purposes of the federal civil False Claims Act. The Legislation provides that a healthcare provider that retains an overpayment in excess of 60 days is subject to the federal civil False Claims Act. The Legislation also expands the Recovery Audit Contractor program to Medicaid. These amendments also make it easier for severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

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

The impact of the Legislation on each of our hospitals may vary. Because Legislation provisions are effective at various times over the next several years, we anticipate that many of the provisions in the Legislation may be subject to further revision or judicial nullification. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Legislation. Currently, rulings in separate Federal District Courts regarding the constitutionality of the Legislation have been split. These decisions are in the process of being appealed to the United States Supreme Court. We cannot predict the impact the Legislation may have on our business, results of operations, cash flow, capital resources and liquidity, the ultimate outcome of the judicial rulings or whether we will be able to successfully adapt to the changes required by the Legislation.

We are required to treat patients with emergency medical conditions regardless of ability to pay.

In accordance with our internal policies and procedures, as well as the Emergency Medical Treatment and Active Labor Act, or EMTALA, we provide a medical screening examination to any individual who comes to one of our hospitals while in active labor and/or seeking medical treatment (whether or not such individual is eligible for insurance benefits and regardless of ability to pay) to determine if such individual has an emergency medical condition. If it is determined that such person has an emergency medical condition, we provide such further medical examination and treatment as is required to stabilize the patient’s medical condition, within the facility’s capability, or arrange for transfer of such individual to another medical facility in accordance with applicable law and the treating hospital’s written procedures. Our obligations under EMTALA may increase substantially going forward; CMS has recently sought stakeholder comments concerning the potential applicability of EMTALA to hospital inpatients and the responsibilities of hospitals with specialized capabilities, respectively. If the number of indigent and charity care patients with emergency medical conditions we treat increases significantly, or if regulations expanding our obligations to inpatients under EMTALA is proposed and adopted, our results of operations will be harmed.

If we are not able to provide high quality medical care at a reasonable price, patients may choose to receive their health care from our competitors.

In recent years, the number of quality measures that hospitals are required to report publicly has increased. CMS publishes performance data related to quality measures and data on patient satisfaction surveys that hospitals submit in connection with the Medicare program. Federal law provides for the future expansion of the number of quality measures that must be reported. Additionally, the Legislation requires all hospitals to annually establish, update and make public a list of their standard charges for products and services. If any of our hospitals achieve poor results on the quality measures or patient satisfaction surveys (or results that are lower than our competitors) or if our standard charges are higher than our competitors, our patient volume could decline because patients may elect to use competing hospitals or other health care providers that have better metrics and pricing. This circumstance could harm our business and results of operations.

An increase in uninsured and underinsured patients in our acute care facilities or the deterioration in the collectability of the accounts of such patients could harm our results of operations.

Collection of receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. However, we also have substantial receivables due to us as of December 31, 2011 (a significant portion of which is past due) from certain state-based funding programs, most particularly Illinois. We estimate our provisions for doubtful accounts based on general factors such as payor mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. Significant changes in business office operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect our collection of accounts receivable, cash flow and results of operations. If we experience unexpected increases in the growth of uninsured and underinsured patients or in bad debt expenses, our results of operations will be harmed.

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

Generally, the top ten attending physicians within each of our facilities represent a large share of our inpatient revenues and admissions. The loss of one or more of these physicians, even if temporary, could cause a material reduction in our revenues, which could take significant time to replace given the difficulty and cost associated with recruiting and retaining physicians.

If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

The technology used in medical equipment and related devices is constantly evolving and, as a result, manufacturers and distributors continue to offer new and upgraded products to health care providers. To compete effectively, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our facilities do not stay current with technological advances in the health care industry, patients may seek treatment from other providers and/or physicians may refer their patients to alternate sources, which could adversely affect our results of operations and harm our business.

If we fail to effectively and timely implement electronic health record systems, our operations could be harmed.

As required by HITECH, we are in the process of developing and implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record technology. If our facilities or physicians are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing an electronic health record system. Further, beginning in federal fiscal year 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified electronic health record technology will be subject to reduced payments from Medicare. Any failure by us to effectively implement an electronic health record system in a timely manner could have an adverse effect on our results of operations.

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

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things: hospital billing practices and prices for services; relationships with physicians and other referral sources; adequacy of medical care and quality of medical equipment and services; ownership of facilities; qualifications of medical and support personnel; confidentiality, maintenance, privacy and security issues associated with health-related information and patient medical records; the screening, stabilization and transfer of patients who have emergency medical conditions; certification, licensure and accreditation of our facilities; operating policies and procedures, and; construction or expansion of facilities and services.

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

Federal regulations issued under HIPAA contain provisions that require us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business practices designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulatory requirements to third parties that perform duties on our behalf.

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

In connection with the consummation of our acquisition of PSI, in addition to previously existing outstanding debt commitments and undertaking a $250 million offering of notes in September, 2010, we obtained a debt financing commitment of $3.45 billion under a senior credit facility consisting of an $800 million revolving credit facility, a $1.05 billion term loan A facility and a $1.6 billion term loan B facility. The senior credit facility became effective upon closing of the acquisition of PSI, which occurred in November, 2010. We also obtained an amended $240 million accounts receivable securitization facility during 2010 (increased from $200 million).

As of December 31, 2011, after giving effect to the use of proceeds from the various debt financing sources mentioned above, and after giving effect to our 2011 consolidated results of operations and cash flows, our total debt was $3.65 billion and we had $482 million of unused borrowing capacity under our senior credit and accounts receivable securitization facilities, after taking into account $69 million of outstanding letters of credit and $9 million of outstanding borrowings pursuant to our short-term, on-demand note.

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

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

A cyber-attack that bypasses our information technology (“IT”) security systems causing an IT security breach, loss of protected health information or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems, could have a material adverse impact on our business and result of operations. In addition, our future results of operations, as well as our reputation, could be adversely impacted by theft, destruction, loss, or misappropriation of public health information, other confidential data or proprietary business information.

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

At December 31, 2011, 31.2 million shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock. To the extent that these shares were converted into or exercised for shares of Class B Common Stock, the number of shares of Class B Common Stock available for trading in the public market place would increase substantially and the holders of Class B Common Stock would own a smaller percentage of that class.

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

As of March 31, 2011, the shares of Class A and Class C Common Stock constituted 7.5% of the aggregate outstanding shares of our Common Stock, had the right to elect six members of the Board of Directors and constituted 87.2% of our general voting power. As of March 31, 2011, the shares of Class B and Class D Common Stock (excluding shares issuable upon exercise of options) constituted 92.5% of the outstanding shares of our Common Stock, had the right to elect two members of the Board of Directors and constituted 12.8% of our general voting power.

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

Executive and Administrative Offices

We own office buildings in King of Prussia and Wayne, Pennsylvania and Brentwood, Tennessee.

Facilities

The following tables set forth the name, location, type of facility and, for acute care hospitals and behavioral health care facilities, the number of licensed beds:

Acute Care Hospitals

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Aiken Regional Medical Centers	Aiken, South Carolina	183	Owned
Aurora Pavilion	Aiken, South Carolina	59	Owned
Auburn Regional Medical Center	Auburn, Washington	159	Owned
Centennial Hills Hospital Medical Center (1)	Las Vegas, Nevada	171	Owned
Corona Regional Medical Center	Corona, California	240	Owned
Desert Springs Hospital (1)	Las Vegas, Nevada	293	Owned
Doctors’ Hospital of Laredo (9)	Laredo, Texas	180	Owned
Fort Duncan Regional Medical Center	Eagle Pass, Texas	101	Owned
The George Washington University Hospital (2)	Washington, D.C.	371	Owned
Lakewood Ranch Medical Center	Bradenton, Florida	120	Owned
Manatee Memorial Hospital	Bradenton, Florida	319	Owned
Northern Nevada Medical Center	Sparks, Nevada	100	Owned
Northwest Texas Healthcare System	Amarillo, Texas	404	Owned
The Pavilion at Northwest Texas Healthcare System	Amarillo, Texas	85	Owned
Palmdale Regional Medical Center	Palmdale, California	157	Owned
South Texas Health System (4)
Edinburg Regional Medical Center	Edinburg, Texas	127	Owned
Edinburg Children’s Hospital	Edinburg, Texas	86	Owned
McAllen Medical Center (3)	McAllen, Texas	441	Leased
McAllen Heart Hospital	McAllen, Texas	60	Owned
South Texas Behavioral Health Center	McAllen, Texas	134	Owned
Southwest Healthcare System
Inland Valley Campus (3)	Wildomar, California	130	Leased
Rancho Springs Campus	Murrieta, California	122	Owned
Spring Valley Hospital Medical Center (1)	Las Vegas, Nevada	231	Owned
St. Mary’s Regional Medical Center	Enid, Oklahoma	245	Owned
Summerlin Hospital Medical Center (1)	Las Vegas, Nevada	454	Owned
Texoma Medical Center	Denison, Texas	191	Owned
TMC Behavioral Health Center	Denison, Texas	60	Owned
Valley Hospital Medical Center (1)	Las Vegas, Nevada	404	Owned
Wellington Regional Medical Center (3)	West Palm Beach, Florida	158	Leased

Behavioral Health Care Facilities

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Alabama Clinical Schools	Birmingham, Alabama	80	Owned
Alhambra Hospital (10)	Rosemead, California	103	Owned
Alliance Health Center (10)	Meridian, Mississippi	214	Owned
Anchor Hospital	Atlanta, Georgia	111	Owned
Arbour Counseling Services	Rockland, Massachusetts	—	Owned
The Arbour Hospital	Boston, Massachusetts	118	Owned
Arbour Senior Care	Rockland, Massachusetts	—	Owned
Arbour-Fuller Hospital	South Attleboro, Massachusetts	103	Owned
Arbour-HRI Hospital	Brookline, Massachusetts	68	Owned
Arrowhead Behavioral Health (10)	Maumee, Ohio	52	Owned
Atlantic Shores Hospital (10)	Fort Lauderdale, Florida	72	Owned
Austin Lakes Hospital (10)	Austin, Texas	54	Leased
Behavioral Educational Services (10)	Riverdale, Florida	—	Leased
Belmont Pines Hospital (10)	Youngstown, Ohio	102	Owned
Benchmark Behavioral Health System (10)	Woods Cross, Utah	84	Owned
Bloomington Meadows Hospital (10)	Bloomington, Indiana	78	Owned
Blue Mountain Academy	Grand Terrace, California	—	Owned
Boulder Creek Academy	Bonners Ferry, Idaho	100	Owned
Brentwood Behavioral Health of Mississippi (10)	Flowood, Mississippi	105	Owned
Brentwood Hospital (10)	Shreveport, Louisiana	200	Owned
The Bridgeway (3)	North Little Rock, Arkansas	103	Leased
Bristol Youth Academy	Bristol, Florida	60	Owned
Brook Hospital—Dupont (10)	Louisville, Kentucky	86	Owned
Brook Hospital—KMI (10)	Louisville, Kentucky	106	Owned
Brooke Glen Behavioral Hospital (10)	Fort Washington, Pennsylvania	146	Owned
Brynn Marr Hospital (10)	Jacksonville, North Carolina	100	Owned
Calvary Addiction Recovery Center (10)	Phoenix, Arizona	50	Owned
Canyon Ridge Hospital (10)	Chino, California	106	Owned
The Carolina Center for Behavioral Health	Greer, South Carolina	112	Owned
Cedar Grove Residential Treatment Center	Murfreesboro, Tennessee	36	Owned
Cedar Ridge	Oklahoma City, Oklahoma	60	Owned
Cedar Ridge Residential Treatment Center	Oklahoma City, Oklahoma	56	Owned
Cedar Springs Behavioral Health (10)	Colorado Springs, Colorado	110	Owned
Centennial Peaks	Louisville, Colorado	72	Owned
Center for Change	Orem, Utah	58	Owned
Central Florida Behavioral Hospital	Orlando, FL	120	Owned
Chicago Children’s Center for Behavioral Health (10)	Chicago, Illinois	40	Leased
Clarion Psychiatric Center	Clarion, Pennsylvania	74	Owned
Coastal Harbor Behavioral Health	Savannah, Georgia	50	Owned
Coastal Harbor Treatment Center	Savannah, Georgia	132	Owned
Columbus Behavioral Center for Children and Adolescents	Columbus, Indiana	56	Owned
Community Behavioral Health	Memphis, Tennessee	50	Leased
Community Cornerstones (10)	Rio Piedras, Puerto Rico	—	Leased
Compass Intervention Center	Memphis, Tennessee	108	Owned
Copper Hills Youth Center (10)	West Jordan, Utah	197	Owned
Cottonwood Treatment Center	S. Salt Lake City, Utah	86	Leased

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Creekside Academy	Sacramento, California	—	Leased
Crescent Pines	Stockbridge, Georgia	50	Owned
Cumberland Hall (10)	Hopkinsville, Kentucky	97	Owned
Cumberland Hospital (10)	New Kent, Virginia	130	Owned
Cypress Creek Hospital (10)	Houston, Texas	96	Owned
Del Amo Hospital	Torrance, California	166	Owned
Desert Valley Hope Academy	Hemet, California	—	Owned
Diamond Grove Center (10)	Louisville, Mississippi	55	Owned
Dover Behavioral Health	Dover, Delaware	57	Owned
Emerald Coast Behavioral Hospital (10)	Panama City, Florida	90	Owned
Fairmount Behavioral Health System	Philadelphia, Pennsylvania	239	Owned
Fairfax Hospital (10)	Kirkland, Washington	157	Owned
First Home Care (VA) (10)	Portsmouth, Virginia	—	Leased
First Hospital Panamericano—Cidra (10)	Cidra, Puerto Rico	165	Owned
First Hospital Panamericano—San Juan (10)	San Juan, Puerto Rico	45	Owned
First Hospital Panamericano—Ponce (10)	Ponce, Puerto Rico	30	Owned
Forest View Hospital	Grand Rapids, Michigan	82	Owned
Fort Lauderdale Hospital (10)	Fort Lauderdale, Florida	100	Leased
Foundations Behavioral Health	Doylestown, Pennsylvania	118	Leased
Foundations for Living	Mansfield, Ohio	84	Owned
Fox Run Hospital (10)	St. Clairsville, Ohio	100	Owned
Fremont Hospital (10)	Fremont, California	96	Owned
Friends Hospital (10)	Philadelphia, Pennsylvania	219	Owned
Glen Oaks Hospital	Greenville, Texas	54	Owned
Good Samaritan Counseling Center	Anchorage, Alaska	—	Owned
Gulf Coast Treatment Center (10)	Fort Walton Beach, Florida	144	Owned
Gulf Coast Youth Academy (10)	Fort Walton Beach, Florida	24	Owned
Hampton Behavioral Health Center	Westhampton, New Jersey	110	Owned
Harbour Point (Pines) (10)	Portsmouth, Virginia	186	Owned
Hartgrove Hospital	Chicago, Illinois	150	Owned
Havenwyck Hospital (10)	Auburn Hills, Michigan	278	Owned
Heartland Behavioral Health Services (10)	Nevada, Missouri	159	Owned
Hermitage Hall	Nashville, Tennessee	112	Owned
Heritage Oaks Hospital (10)	Sacramento, California	125	Owned
Hickory Trail Hospital (10)	DeSoto, Texas	86	Owned
Highlands Behavioral Health System	Highlands Ranch, Colorado	86	Owned
High Point Treatment Center (10)	Cooper City, Florida	60	Owned
Hill Crest Behavioral Health Services (10)	Birmingham, Alabama	205	Owned
Holly Hill Hospital (10)	Raleigh, North Carolina	152	Owned
The Horsham Clinic	Ambler, Pennsylvania	206	Owned
Hughes Center (10)	Danville, Virginia	56	Owned
Intermountain Hospital (10)	Boise, Idaho	155	Owned
Jefferson Trail Treatment Center for Children (10)	Charlottesville, Virginia	50	Leased
John Costigan Center (Streamwood RTC) (10)	Streamwood, Illinois	73	Owned
Kempsville Center of Behavioral Health (10)	Norfolk, Virginia	82	Owned
Keys of Carolina	Charlotte, North Carolina	60	Owned
KeyStone Center	Wallingford, Pennsylvania	140	Owned
Kingwood Pines Hospital (10)	Kingwood, Texas	116	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
La Amistad Behavioral Health Services	Maitland, Florida	80	Owned
Lakeside Behavioral Health System	Memphis, Tennessee	291	Owned
Laurel Heights Hospital	Atlanta, Georgia	122	Owned
Laurel Oaks Behavioral Health Center (10)	Dothan, Alabama	118	Owned
Laurel Ridge Treatment Center (10)	San Antonio, Texas	250	Owned
Liberty Point Behavioral Health (10)	Stauton, Virginia	50	Owned
Lighthouse Care Center of Augusta (10)	Augusta, Georgia	106	Owned
Lighthouse Care Center of Conway (10)	Conway, South Carolina	112	Owned
Lincoln Prairie Behavioral Health Center (10)	Springfield, Illinois	88	Owned
Lincoln Trail Behavioral Health System	Radcliff, Kentucky	140	Owned
Macon Behavioral Health System (10)	Macon, Georgia	155	Owned
Manatee Palms Group Homes (10)	Bradenton, Florida	60	Owned
Manatee Palms Youth Services (10)	Bradenton, Florida	60	Owned
McDowell Center for Children	Dyersburg, Tennessee	32	Owned
The Meadows Psychiatric Center	Centre Hall, Pennsylvania	101	Owned
Meridell Achievement Center	Austin, Texas	134	Owned
Mesilla Valley Hospital (10)	Las Cruces, New Mexico	120	Owned
Michiana Behavioral Health Center (10)	Plymouth, Indiana	80	Owned
Midwest Center for Youth and Families	Kouts, Indiana	74	Owned
Millwood Hospital (10)	Arlington, Texas	122	Leased
Mission Bell Academy (Riverside NPS)	Riverside, California	—	Owned
Mojave Ridge Academy (Victorville NPS)	Victorville, California	—	Leased
Mountain Youth Academy	Mountain City, Tennessee	60	Owned
Natchez Trace Youth Academy	Waverly, Tennessee	90	Owned
National Deaf Academy	Mount Dora, Florida	132	Owned
Newport News Behavioral Health Center	Newport News, Virginia	108	Owned
North Spring Behavioral Healthcare (10)	Leesburg, Virginia	77	Leased
North Star Hospital	Anchorage, Alaska	74	Owned
North Star Bragaw	Anchorage, Alaska	36	Owned
North Star DeBarr Residential Treatment Center	Anchorage, Alaska	60	Owned
North Star Palmer Residential Treatment Center	Palmer, Alaska	30	Owned
Northwest Academy	Bonners Perry, Idaho	120	Owned
Oak Plains Academy	Ashland City, Tennessee	90	Owned
Okaloosa Youth Academy (10)	Crestview, Florida	254	Leased
Old Vineyard Behavioral Health	Winston-Salem, North Carolina	104	Owned
Palmetto Lowcountry Behavioral Health (10)	North Charleston, South Carolina	112	Owned
Palmetto Pee Dee Behavioral Health (10)	Florence, South Carolina	59	Leased
Palmetto Summerville (10)	Summerville, South Carolina	60	Leased
Parkwood Behavioral Health System	Olive Branch, Mississippi	128	Owned
The Pavilion	Champaign, Illinois	77	Owned
Peachford Behavioral Health System of Atlanta	Atlanta, Georgia	246	Owned
Peak Behavioral Health Services (10)	Santa Teresa, New Mexico	104	Owned
Pembroke Hospital	Pembroke, Massachusetts	115	Owned
Pinnacle Pointe Hospital (10)	Little Rock, Arkansas	124	Owned
Poplar Springs Hospital (10)	Petersburg, Virginia	199	Owned
Prairie St John’s (10)	Fargo, North Dakota	131	Owned
Pride Institute (10)	Eden Prairie, Minnesota	42	Owned
Provo Canyon School	Provo, Utah	80	Owned
Provo Canyon Behavioral Hospital	Orem, Utah	274	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Rancho Academy of Learning (Rancho Cucamonga NPS)	Rancho Cucamonga, California	—	Owned
Rancho San Diego Academy (Steele Canyon NPS)	El Cajon, California	—	Leased
The Ridge Behavioral Health System	Lexington, Kentucky	110	Owned
Rivendell Behavioral Health Services of Arkansas	Benton, Arkansas	77	Owned
Rivendell Behavioral Health Services of Kentucky	Bowling Green, Kentucky	125	Owned
River Crest Hospital	San Angelo, Texas	80	Owned
Riveredge Hospital (10)	Forest Park, Illinois	210	Owned
River Oaks Hospital	New Orleans, Louisiana	126	Owned
River Park Hospital (10)	Huntington, West Virginia	187	Owned
River Point Behavioral Health (10)	Jacksonville, Florida	99	Owned
Rockford Center	Newark, Delaware	118	Owned
Rock River Residential Center (10)	Rockford, Illinois	59	Owned
Rolling Hills Hospital (10)	Franklin, Tennessee	80	Owned
Roxbury	Shippensburg, Pennsylvania	112	Owned
San Marcos Treatment Center (10)	San Marcos, Texas	265	Owned
Sandy Pines Hospital (10)	Tequesta, Florida	88	Owned
Shadow Mountain Behavioral Health System (10)	Tulsa, Oklahoma	209	Owned
Sierra Vista Hospital (10)	Sacramento, California	120	Owned
Somerset Educational Services (10)	Riverside, California	—	Owned
St. Louis Behavioral Medicine Institute	St. Louis, Missouri	—	Owned
St. Simons by the Sea (10)	St. Simons, Georgia	101	Owned
Spring Mountain Sahara	Las Vegas, Nevada	30	Owned
Spring Mountain Treatment Center	Las Vegas, Nevada	82	Owned
Springwoods	Fayetteville, Arkansas	80	Owned
Stonington Institute	North Stonington, Connecticut	73	Owned
Streamwood Behavioral Health (10)	Streamwood, Illinois	162	Owned
Summit Oaks Hospital (10)	Summit, New Jersey	126	Owned
SummitRidge	Lawrenceville, Georgia	76	Owned
Talbott Recovery Campus	Atlanta, Georgia	—	Owned
Texas NeuroRehab Center (10)	Austin, Texas	151	Owned
Three Rivers Behavioral Health (10)	West Columbia, South Carolina	118	Owned
Three Rivers Residential Treatment-Midlands Campus (10)	West Columbia, South Carolina	59	Owned
Timberlawn Mental Health System	Dallas, Texas	144	Owned
Turning Point Hospital	Moultrie, Georgia	59	Owned
Turning Point Youth Center	St. Johns, Michigan	60	Owned
Two Rivers Psychiatric Hospital	Kansas City, Missouri	105	Owned
University Behavioral Center (10)	Orlando, Florida	112	Owned
Upper East TN Juvenile Detention Facility	Johnson City, Tennessee	10	Owned
Valle Vista Hospital (10)	Greenwood, Indiana	102	Owned
Vines Hospital (10)	Ocala, Florida	98	Owned
Virgin Islands Behavioral Services (10)	St. Croix, Virgin Islands	30	Owned
Virginia Beach Psychiatric Center (10)	Virginia Beach, Virginia	100	Owned
Wekiva Springs (10)	Jacksonville, Florida	68	Owned
Wellstone Regional Hospital (10)	Jeffersonville, Indiana	100	Owned
West Hills Hospital (10)	Reno, Nevada	95	Owned
West Oaks Hospital (10)	Houston, Texas	160	Owned

Name of Facility	Location	Number of Beds	Real Property Ownership Interest
Westwood Lodge Hospital	Westwood, Massachusetts	133	Owned
Willow Springs Center (10)	Reno, Nevada	116	Owned
Windmoor Healthcare (10)	Clearwater, Florida	120	Owned
Windsor—Laurelwood Center (10)	Willoughby, Ohio	160	Leased
Wyoming Behavioral Institute	Casper, Wyoming	90	Owned

Surgical Hospitals, Ambulatory Surgery Centers and Radiation Oncology Centers

Name of Facility	Location	Real Property Ownership Interest
Cancer Care Institute of Carolina	Aiken, South Carolina	Owned
Cornerstone Regional Hospital (5)	Edinburg, Texas	Leased
OJOS/Eye Surgery Specialists of Puerto Rico (6)	Santurce, Puerto Rico	Leased
Northwest Texas Surgery Center (6)	Amarillo, Texas	Leased
Palms Westside Clinic ASC (8)	Royal Palm Beach, Florida	Leased
Temecula Valley Day Surgery and Pain Therapy Center (7)	Murrieta, California	Leased

(1)	Desert Springs Hospital, Summerlin Hospital Medical Center, Valley Hospital Medical Center, Spring Valley Hospital Medical Center and Centennial Hills Hospital Medical Center are owned by limited liability companies (“LLCs”) in which we hold controlling, majority ownership interests of approximately 72%. The remaining minority ownership interests in these facilities are held by unaffiliated third-parties. All hospitals are managed by us.
(2)	We hold an 80% ownership interest in this facility through a general partnership interest in a limited partnership. The remaining 20% ownership interest is held by an unaffiliated third-party.
(3)	Real property leased from Universal Health Realty Income Trust.
(4)	In October, 2007, the licenses for Edinburg Regional Medical Center, Edinburg Children’s Hospital, McAllen Medical Center, McAllen Heart Hospital and South Texas Behavioral Health Center were consolidated under one license operating as the South Texas Health System.
(5)	We manage and own a noncontrolling interest of approximately 50% in the entity that operates this facility.
(6)	We own a majority interest in an LLC that owns and operates this center.
(7)	We own minority interests in an LLC that owns and operates this center which is managed by a third-party.
(8)	We own a noncontrolling ownership interest of approximately 50% in the entity that operates this facility that is managed by a third-party.
(9)	We hold an 89% ownership interest in this facility through both general and limited partnership interests. The remaining 11% ownership interest is held by unaffiliated third parties.
(10)	These facilities were acquired by us in November, 2010 in connection with our acquisition of PSI.

We own or lease medical office buildings adjoining some of our hospitals. We believe that the leases on the facilities, medical office buildings and other real estate leased or owned by us do not impose any material limitation on our operations. The aggregate lease payments on facilities leased by us were $55 million in 2011, $45 million in 2010 and $41 million in 2009.

ITEM 3.	Legal Proceedings

U.S. v. Marion and UHS:

In November, 2009, the United States Department of Justice (“DOJ”) and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC (“Marion”) and Keystone Education and Youth Services, LLC (“Keystone”). The intervention by the DOJ followed the issuance of a series of subpoenas from the Office of the Inspector General for the Department of Health and Human Services seeking documents related to the treatment of Medicaid beneficiaries at Marion. The amended complaint filed by the DOJ and Virginia Attorney General alleged causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint alleging employment and retaliation claims as well as false claim act violations. During the third quarter of 2011, we reached an agreement in principle to settle all of the claims. We have established a reserve in connection with this matter which did not have a material impact on our results of operations for any of the periods presented herein. Should we be unable to finalize a definitive settlement agreement in this matter, we will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail should this matter be litigated.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a wholly-owned subsidiary of ours, has been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements pertaining to the operation of non-public schools. We deny liability and intend to defend this case vigorously. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 17, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the years ended December 31, 2011 or 2010.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheet as of December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability in this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

Department of Justice Investigation of Sierra Vista:

In 2009, Sierra Vista Hospital in Sacramento, California learned of an investigation by the U.S. Department of Justice (“DOJ”) relating to Medicare services provided by the facility. The DOJ ultimately notified the facility that with respect to partial hospitalization and outpatient services, the DOJ believed that the medical record documentation did not adequately support the claims submitted for reimbursement by Medicare. We reached a tentative financial settlement with the DOJ which is subject to the negotiation of a definitive settlement agreement. As part of that agreement, the facility will be subject to a corporate integrity agreement. The reserve established in connection with this matter did not have a material impact on our consolidated financial statements.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, was not material to our consolidated financial position or results of operations.

General:

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure, certifications, and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties, or; (vii) there is a wide range of potential outcomes. It is possible that the outcome of these matters could have a material adverse impact on our future results of operations, financial position, cash flows and, potentially, our reputation.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The table below sets forth, for the quarters indicated, the high and low reported closing sales prices per share reported on the New York Stock Exchange for our Class B Common Stock for the years ended December 31, 2011 and 2010:

	2011	2010
	High-Low Sales Price	High-Low Sales Price
Quarter:
1st	$49.41-$42.06	$36.59-$25.75
2nd	$56.41-$46.13	$43.36-$34.86
3rd	$54.64-$34.00	$39.15-$31.06
4th	$42.90-$31.91	$43.74-$37.21

The number of stockholders of record as of January 31, 2012 were as follows:

Class A Common	20
Class B Common	315
Class C Common	3
Class D Common	130

Stock Repurchase Programs

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, a portion of which (as reflected below) remains available for purchase as of December 31, 2011. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2011:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2009							4,713,548
2009	—	2,574,209	$0.01	2,561,209	$24.71	$63,288	2,152,339
2010	—	301,933	$0.01	293,933	$39.22	$11,528	1,858,406
2011	—	1,602,286	$0.01	1,602,286	$37.75	$60,482	256,120

Total for three year period ended December 31, 2011	—	4,478,428	$0.01	4,457,428	$30.35	$135,298

(a)	During 2010 and 2009, there were 8,000 and 13,000, respectively, of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan which are included in the total number of shares purchased. No such forfeitures occurred during 2011.

During the period of October 1, 2011 through December 31, 2011, we repurchased the following shares:

	Additional Shares Authorized For Repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total Number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
October, 2011	—	423,919	N/A	423,919	$34.16	$14,482	293,264
November, 2011	—	16,029	N/A	16,029	$38.99	$625	277,235
December, 2011	—	21,115	N/A	21,115	$39.88	$842	256,120

Total October through December	—	461,063	N/A	461,063	$34.59	$15,949

Dividends

During the two years ending December 31, 2011, dividends per share were declared and paid as follows:

	2011	2010
First quarter	$.05	$.05
Second quarter	$.05	$.05
Third quarter	$.05	$.05
Fourth quarter	$.05	$.05

Total	$.20	$.20

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the stock included in the Standard & Poor’s 500 Index and a Peer Group Index during the five year period ended December 31, 2011. The graph assumes an investment of $100 made in our common stock and each Index as of January 1, 2007 and has been weighted based on market capitalization. Note that our common stock price performance shown below should not be viewed as being indicative of future performance.

Companies in the peer group, which consist of companies in the S&P 500 Index or S&P MidCap 400 Index (in which we are also included), are as follows: Community Health Systems, Inc., Health Management Associates, LifePoint Hospitals, Inc., Tenet Healthcare Corporation and HCA Holdings, Inc. (included from March, 2011 at which time the company’s stock began publicly trading).

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

(The Company, S&P 500 and Peer Group)

Company Name / Index	2006	2007	2008	2009	2010	2011
Universal Health Services, Inc	$100.00	$92.90	$68.59	$112.03	$160.38	$144.17
S&P 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
Peer Group	$100.00	$75.30	$30.58	$80.66	$94.13	$67.09

ITEM 6.	Selected Financial Data

The following table contains our selected financial data for, or as of the end of, each of the five years ended December 31, 2011. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31
	2011	2010 (4)	2009	2008	2007
Summary of Operations (in thousands)
Net revenues	$7,500,198	$5,568,185	$5,202,379	$5,022,417	$4,683,150
Income from continuing operations before income taxes	$696,336	$428,097	$474,722	$357,012	$318,628
Net income attributable to UHS	$398,167	$230,183	$260,373	$199,377	$170,387
Net margin	5.3%	4.1%	5.0%	4.0%	3.6%
Return on average equity	18.1%	12.1%	15.4%	13.0%	11.3%
Financial Data (in thousands)
Cash provided by operating activities	$718,251	$501,344	$541,262	$494,187	$381,446
Capital expenditures, net (1)	$285,682	$239,274	$379,748	$354,537	$339,813
Total assets	$7,665,245	$7,527,936	$3,964,463	$3,742,462	$3,608,657
Long-term borrowings	$3,651,428	$3,912,102	$956,429	$990,661	$1,008,786
UHS’s common stockholders’ equity	$2,296,352	$1,978,772	$1,751,071	$1,543,850	$1,517,199
Percentage of total debt to total capitalization	61%	66%	35%	39%	40%
Operating Data—Acute Care Hospitals (2)
Average licensed beds	5,726	5,689	5,484	5,452	5,292
Average available beds	5,424	5,383	5,128	5,145	4,985
Inpatient admissions	258,754	264,470	265,244	263,536	256,681
Average length of patient stay	4.4	4.4	4.4	4.5	4.5
Patient days	1,151,183	1,155,984	1,166,704	1,182,894	1,149,399
Occupancy rate for licensed beds	55%	56%	58%	59%	60%
Occupancy rate for available beds	58%	59%	62%	63%	63%
Operating Data—Behavioral Health Facilities
Average licensed beds	19,280	9,427	7,921	7,658	7,348
Average available beds	19,262	9,409	7,901	7,629	7,315
Inpatient admissions	352,208	166,434	136,639	129,553	119,730
Average length of patient stay	14.6	15.1	15.4	16.1	16.8
Patient days	5,157,454	2,507,046	2,105,625	2,085,114	2,007,119
Occupancy rate for licensed beds	73%	73%	73%	74%	75%
Occupancy rate for available beds	73%	73%	73%	75%	75%
Per Share Data (3)
Income from continuing operations attributable to UHS—basic	$4.09	$2.37	$2.65	$1.90	$1.59
Income from continuing operations attributable to UHS—diluted	$4.04	$2.34	$2.64	$1.90	$1.59
Net income attributable to UHS—basic	$4.09	$2.37	$2.65	$1.96	$1.59
Net income attributable to UHS—diluted	$4.04	$2.34	$2.64	$1.96	$1.59
Dividends declared	$0.20	$0.20	$0.17	$0.16	$0.16
Other Information (3) (in thousands)
Weighted average number of shares outstanding—basic	97,199	96,786	97,794	101,222	106,762
Weighted average number of shares and share equivalents outstanding—diluted	98,537	97,973	98,275	101,418	106,878

(1)	Amounts exclude non-cash capital lease obligations, if any.
(2)	Excludes statistical information related to divested facilities and facilities held for sale.
(3)	All periods have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid in December, 2009.
(4)	Includes data for the facilities acquired from PSI on November 15, 2010 from the date of acquisition through December 31, 2010, excluding the data for the 3 former PSI facilities that were divested by us during the third and fourth quarters of 2011 and reflected as discontinued operations, as discussed herein.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of February 24, 2012, we owned and/or operated 25 acute care hospitals and 198 behavioral health centers located in 36 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 6 surgical hospitals and surgery and radiation oncology centers located in 4 states and Puerto Rico.

In November, 2010, we acquired Psychiatric Solutions, Inc. (“PSI”). PSI was formerly the largest operator of freestanding inpatient behavioral health care facilities operating a total of 105 inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 55% of our consolidated net revenues in 2011, 70% in 2010 and 74% in 2009. Net revenues from our behavioral health care facilities accounted for 45% of our consolidated net revenues during 2011, 30% during 2010 and 25% during 2009. Approximately 1% of our consolidated net revenues in 2009 were recorded in connection with two construction management contracts pursuant to the terms of which we built newly constructed acute care hospitals for an unrelated third party.

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

•

our acquisition of PSI which has substantially increased our level of indebtedness which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•

we receive Medicaid revenues in excess of $100 million annually from each of Texas, Pennsylvania, Virginia, Illinois and Washington, D.C., making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2012 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the year ended December 31, 2011 include the pro rata portion of these Medicaid rate reductions. We can provide no assurance that further reductions to Medicaid revenues (which have been proposed in certain states for fiscal year 2013), particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. Certain of our acute care hospitals implemented an EHR application in 2011 and we plan to continue the implementation at each of our acute care hospitals, on a facility-by-facility basis, during 2012 and 2013. However, there can be no assurance that we (our acute care hospitals) will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amounts are dependent upon various factors including the implementation timing at each hospital. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act;

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress;

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% of our net patient revenues during 2011 and 38% during each of 2010 and 2009. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 43% of our net patient revenues during 2011 and 46% during each of 2010 and 2009.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we cannot provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2011, 2010 or 2009. If it were to occur, each 1% adjustment to our estimated net Medicare revenues that are subject to retrospective review and settlement as of December 31, 2011, would change our after-tax net income by approximately $2 million.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $956 million, $807 million and $671 million during 2011, 2010 and 2009, respectively.

A portion of the accounts receivable at our acute care facilities are comprised of Medicaid accounts that are pending approval from third-party payers but we also have smaller amounts due from other miscellaneous payers such as county indigent programs in certain states. Our patient registration process includes an interview of the patient or the patient’s responsible party at the time of registration. At that time, an insurance eligibility determination is made and an insurance plan code is assigned. There are various pre-established insurance profiles in our patient accounting system which determine the expected insurance reimbursement for each patient based on the insurance plan code assigned and the services rendered. Certain patients may be classified as Medicaid pending at registration based upon a screening evaluation if we are unable to definitively determine if they are currently Medicaid eligible. When a patient is registered as Medicaid eligible or Medicaid pending our patient accounting system records net revenues for the services provided to that patient based upon the established Medicaid reimbursement rates pending ultimate disposition of the patient’s Medicaid eligibility. Based on general factors as discussed below in Provision for Doubtful Accounts, our acute care facilities make estimates at each financial reporting period to reserve for amounts that are deemed to be uncollectible. Such estimated uncollectible amounts related to Medicaid pending, as well as other accounts receivable payer classifications, are considered when the overall individual facility and company-wide reserves are developed. Adjustments related to the final determination of these accounts did not materially impact our results of operations in 2011, 2010 or 2009.

Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters. Patients that express an inability to pay are reviewed for potential sources of financial assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort.

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

As of December 31, 2011, our accounts receivable includes $54 million due from Illinois, the collection of which has been delayed due to budgetary and funding pressures experienced by the state. Although approximately $41 million of the receivables due from Illinois have been outstanding in excess of 60 days (as of December 31, 2011), and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $253 million and $249 million at December 31, 2011 and 2010, respectively.

Approximately 93% during 2011, 93% during 2010 and 94% during 2009, of our consolidated provision for doubtful accounts, was incurred by our acute care hospitals. Shown below is our payer mix concentrations and related aging of our billed accounts receivable, net of contractual allowances, for our acute care hospitals as of December 31, 2011 and 2010:

As of December 31, 2011:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$62,219	$3,890	$1,190	$2,962
Medicaid	27,891	15,622	9,288	24,847
Commercial insurance and other	221,850	63,216	30,984	68,118
Private pay	105,841	77,267	9,594	18,826

Total	$417,801	$159,995	$51,056	$114,753

As of December 31, 2010:

(amounts in thousands)	0-60 days	61-120 days	121-180 days	Over 180 days
Medicare	$56,586	$2,868	$824	$1,214
Medicaid	29,166	13,280	6,865	19,135
Commercial insurance and other	201,609	50,479	23,210	42,459
Private pay	92,246	73,470	23,372	21,815

Total	$379,607	$140,097	$54,271	$84,623

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

As of December 31, 2011, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $292 million, of which $60 million is included in current liabilities. As of December 31, 2010, the total accrual for our professional and general liability claims was $289 million, of which $60 million is included in other current liabilities.

Based upon the results of reserve analyses, we recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $11 million during 2011, $49 million during 2010 and $23 million during 2009. The favorable change recorded during 2011 consisted primarily of third-party recoveries and reserve reductions in connection with PHICO–related claims which we became liable for upon PHICO’s (a former commercial insurance carrier) liquidation in 2002. The favorable changes in our estimated future claims payments recorded during 2010 and 2009 were due to: (i) an increased weighting given to company-specific metrics (to 75% from 50%), and decreased general industry metrics (to 25% from 50%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

Based upon the results of workers’ compensation reserves analyses, we recorded reductions to our prior year reserves for workers’ compensation claims amounting to $4 million during 2010 and $7 million during 2009. There were no such adjustments recorded during 2011.

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

Below is a schedule showing the changes in our general and professional liability and workers’ compensation reserves during the three years ended December 31, 2011 (amount in thousands):

	General and Professional Liability	Workers’ Compensation	Total
Balance at January 1, 2009	$271,110	$48,497	$319,607
Plus: accrued insurance expense, net of commercial premiums paid (a) (b)	34,963	9,351	44 314
Less: Payments made in settlement of self-insured claims	(40,465)	(15,317)	(55,782)

Balance at January 1, 2010	265,608	42,531	308,139
Plus: accrued insurance expense, net of commercial premiums paid (a) (b)	4,742	14,997	19,739
Less: Payments made in settlement of self-insured claims	(31,713)	(18,460)	(50,173)
Plus: Liabilities assumed in the acquisition of PSI	50,800	31,956	82,756

Balance at January 1, 2011	289,437	71,024	360,461
Plus: accrued insurance expense, net of commercial premiums paid (a)	50,865	32,747	83,612
Less: Payments made in settlement of self-insured claims	(43,786)	(38,845)	(82,631)
Less: Adjustments to liabilities assumed in the acquisition of PSI	(4,467)	—	(4,467)

Balance at December 31, 2011	$292,049	$64,926	$356,975

(a)	General and professional liability amounts are net of adjustments recorded during each year, as discussed above.
(b)	Workers’ compensation amounts for 2009 and 2010 are net of adjustments recorded during each year as discussed above.

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

Our property insurance coverage is scheduled for renewal on June 1, 2012. Due to an increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

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

Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2011 which indicated no impairment of goodwill. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

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

Recent Accounting Pronouncements: For a summary of recent accounting pronouncements, please see Note 1 to the Consolidated Financial Statements as included in this Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table summarizes our results of operations, and is used in the discussion below, for the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands):

	Year Ended December 31,
	2011		2010		2009
Net revenues	$7,500,198	100.0%	$5,568,185	100.0%	$5,202,379	100.0%
Operating charges:
Salaries, wages and benefits	3,394,967	45.2%	2,423,102	43.5%	2,204,422	42.4%
Other operating expenses	1,385,680	18.6%	1,005,288	18.1%	994,923	19.1%
Supplies expense	821,811	11.0%	733,093	13.2%	699,249	13.4%
Provision for doubtful accounts	613,619	8.2%	546,909	9.8%	508,603	9.8%
Depreciation and amortization	295,228	3.9%	223,915	4.0%	204,703	3.9%
Lease and rental expense	91,765	1.2%	76,961	1.4%	69,947	1.3%
Transaction costs	—	—	53,220	1.0%	—	—

	6,603,070	88.0%	5,062,488	90.9%	4,681,847	90.0%

Income from operations	897,128	12.0%	505,697	9.1%	520,532	10.0%
Interest expense, net	200,792	2.7%	77,600	1.4%	45,810	0.9%

Income before income taxes	696,336	9.3%	428,097	7.7%	474,722	9.1%
Provision for income taxes	247,466	3.3%	152,302	2.7%	170,475	3.3%

Net income	448,870	6.0%	275,795	5.0%	304,247	5.8%
Less: Net income attributable to noncontrolling interests	50,703	0.7%	45,612	0.9%	43,874	0.8%

Net income attributable to UHS	$398,167	5.3%	$230,183	4.1%	$260,373	5.0%

Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010:

Net revenues increased 35% or $1.93 billion to $7.50 billion during 2011 as compared to $5.57 billion during 2010. The increase was primarily attributable to:

•

a $267 million or 5% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”, and includes change in revenues for the facilities acquired by us from PSI for the month of December, 2011 as compared to December, 2010), and;

•	$1.68 billion increase in revenues at the facilities acquired by us from PSI (includes the period of January through November of 2011 as compared to November 15th through November 30th of 2010).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $268 million to $696 million during 2011 as compared to $428 million during 2010. Included in our income before income taxes during 2011, as compared to 2010, was the following:

•

an increase of $14 million at our acute care facilities, as discussed below in Acute Care Hospital Services, exclusive of: (i) the $32 million net unfavorable change in the reductions recorded during 2011 and 2010 to our professional and general liability reserves, as discussed above in Self-Insured Risks (the amounts attributable to our acute care hospitals were $10 million in 2011 and $42 million in 2010), and; (ii) the favorable change caused by the $7 million charge recorded during 2010 to write-off certain costs related to an acute care hospital construction project;

•

an increase of $385 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, exclusive of the $6 million net unfavorable change in the reductions recorded during

2011 and 2010 to our professional and general liability reserves, as discussed above in Self-Insured Risks (the amounts attributable to our behavioral health care facilities were $1 million in 2011 and $7 million in 2010);

•	a decrease of $123 million due to an increase in interest expense resulting primarily from the cost of borrowings utilized to finance the acquisition of PSI in November, 2010;

•

a net decrease of $38 million resulting from the reductions recorded during 2011 and 2010 to our professional and general liability reserves, as discussed above in Self-Insured Risks ($11 million reduction recorded during 2011 and $49 million reduction during 2010);

•	an increase of $53 million resulting from the transaction fees incurred during 2010 in connection with our acquisition of PSI, and;

•

a net decrease of $23 million from other combined net unfavorable changes consisting of: (i) a $9 million increase resulting from the charge incurred during 2010 in connection with split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife; (ii) a $7 million increase resulting from the charge recorded during 2010 to write-off certain costs related to an acute care hospital construction project, and; (iii) a net decrease of $39 million from other combined net unfavorable changes including the corporate overhead expenses incurred in connection with the behavioral health care facilities acquired from PSI.

Net income attributable to UHS increased $168 million to $398 million during 2011 as compared to $230 million during 2010. The increase consisted of:

•	an increase of $268 million in income before income taxes, as discussed above;

•	a decrease of $5 million resulting from an increase in income attributable to noncontrolling interests, and;

•

a decrease of $95 million resulting from an increase in the provision for income taxes resulting primarily from: (i) a net increase in pre-tax income of $263 million ($268 million increase in income before income taxes net of the $5 million increase in net income attributable to noncontrolling interests), and; (ii) a $4 million favorable discrete tax item recorded during the third quarter of 2010.

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

Acute Care Hospital Services

Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2011 and 2010 (dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$4,071,570	100.0%	$3,901,815	100.0%
Operating charges:
Salaries, wages and benefits	1,569,780	38.6%	1,489,335	38.2%
Other operating expenses	730,977	18.0%	697,703	17.9%
Supplies expense	637,549	15.7%	640,451	16.4%
Provision for doubtful accounts	535,367	13.1%	509,681	13.1%
Depreciation and amortization	198,038	4.9%	178,634	4.6%
Lease and rental expense	54,209	1.3%	54,867	1.4%

	3,725,920	91.5%	3,570,671	91.5%

Income from operations	345,650	8.5%	331,144	8.5%
Interest expense, net	3,903	0.1%	3,411	0.0%

Income before income taxes	$341,747	8.4%	$327,733	8.5%

On a same facility basis during 2011, as compared to 2010, net revenues at our acute care hospitals increased $170 million or 4%. Income before income taxes increased $14 million or 4% to $342 million or 8.4% of net revenues during 2011 as compared to $328 million or 8.5% of net revenues during 2010.

Inpatient admissions to these facilities decreased 2.2% during 2011, as compared to 2010, while patient days decreased 0.4%. Adjusted admissions (adjusted for outpatient activity) decreased 0.1% and adjusted patient days increased 1.7% during 2011, as compared to 2010. The average length of inpatient stay at these facilities was 4.4 days during each of 2011 and 2010. The occupancy rate, based on the average available beds at these facilities, was 58% during 2011 and 59% during 2010.

On a same facility basis, net revenue per adjusted admission at these facilities increased 4.5% during 2011, as compared to 2010, and net revenue per adjusted patient day increased 2.6% during 2011, as compared to 2010.

The increase in income before income taxes at our acute care hospitals during 2011, as compared to 2010, was due primarily to favorable operating trends experienced during the first six months of 2011 (a favorable change in payor mix and acuity of patients treated at our hospitals, a stabilization of our uninsured patient volumes and a reduction in our supplies expense). These favorable operating trends moderated during the second half of 2011.

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $956 million during 2011 and $807 million during 2010.

The estimated cost of providing the charity services was $173 million during 2011 and $158 million during 2010. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

The following table summarizes the results of operations for all our acute care operations during 2011 and 2010. Included in these results, in addition to the same facility results shown above, is: (i) the favorable effect of $10 million recorded during 2011 and $42 million recorded during 2010 resulting from reductions to our professional and general liability self insurance reserves, as discussed above in Self-Insured Risks, and; (ii) the unfavorable effect of $7 million recorded during 2010 to write-off certain costs related to an acute care hospital construction project (dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$4,071,570	100.0%	$3,901,815	100.0%
Operating charges:
Salaries, wages and benefits	1,569,780	38.6%	1,489,335	38.2%
Other operating expenses	720,807	17.7%	662,009	17.0%
Supplies expense	637,549	15.7%	640,451	16.4%
Provision for doubtful accounts	535,367	13.1%	509,681	13.1%
Depreciation and amortization	198,038	4.9%	178,634	4.6%
Lease and rental expense	54,209	1.3%	54,867	1.4%

	3,715,750	91.3%	3,534,977	90.6%

Income from operations	355,820	8.7%	366,838	9.4%
Interest expense, net	3,903	0.1%	3,411	0.1%

Income before income taxes	$351,917	8.6%	$363,427	9.3%

During 2011, as compared to 2010, net revenues at our acute care hospitals increased 4% or $170 million to $4.07 billion due to an increase in same facility revenues, as discussed above.

Income before income taxes decreased $11 million to $352 million or 8.6% of net revenues during 2011 as compared to $363 million or 9.3% of net revenues during 2010. The decrease in income before income taxes at our acute care facilities resulted from:

•	a $14 million increase at our acute care facilities on a same facility basis, as discussed above;

•

a decrease of $32 million resulting from the reductions recorded during 2011 ($10 million) and 2010 ($42 million) to our professional and general liability self-insurance reserves, as discussed above in Self-Insured Risks, and;

•	an increase of $7 million resulting from the write-off of certain costs during 2010 related to an acute care hospital construction project.

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009:

The following table summarizes the results of operations for our acute care facilities on a same facility basis and is used in the discussions below for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
Acute Care Hospitals—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,901,815	100.0%	$3,810,828	100.0%
Operating charges:
Salaries, wages and benefits	1,489,335	38.2%	1,449,183	38.0%
Other operating expenses	697,703	17.9%	685,529	18.0%
Supplies expense	640,451	16.4%	618,321	16.2%
Provision for doubtful accounts	509,681	13.1%	476,408	12.5%
Depreciation and amortization	178,634	4.6%	165,967	4.4%
Lease and rental expense	54,867	1.4%	51,035	1.3%

	3,570,671	91.5%	3,446,443	90.4%

Income from operations	331,144	8.5%	364,385	9.6%
Interest expense, net	3,411	0.1%	3,719	0.1%

Income before income taxes	$327,733	8.4%	$360,666	9.5%

On a same facility basis during 2010, as compared to 2009, net revenues at our acute care hospitals increased $91 million or 2%. Income before income taxes decreased $33 million or 9% to $328 million or 8.4% of net revenues during 2010 as compared to $361 million or 9.5% of net revenues during 2009.

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

The decrease in income before income taxes at our acute care hospitals during 2010, as compared to 2009, was due primarily to net revenue pressures experienced throughout our portfolio of acute care hospitals. The revenue pressures were caused primarily by declining commercial payor utilization and an increase in the number of uninsured and underinsured patients treated at our facilities. Our acute care facilities located in Texas were also unfavorably impacted by reductions in Medicaid revenues. Also contributing to the decline in income before income taxes at our acute care facilities were increases in salaries, wages and benefits expense and supplies expense which increased beyond the rate of increase of our acute care revenues.

Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $807 million during 2010 and $671 million during 2009.

The following table summarizes the results of operations for all our acute care operations during 2010 and 2009. Included in these results, in addition to the same facility results shown above, is: (i) the favorable effect of $42 million recorded during 2010 and $20 million recorded during 2009 resulting from reductions to our professional and general liability self insurance reserves, as discussed above in Self-Insured Risks; (ii) the unfavorable effect of $7 million recorded during 2010 to write-off certain costs related to an acute care hospital construction project, and; (iii) the favorable effect of $5 million recorded during 2009 resulting from a reduction to our workers’ compensation self insurance reserves (dollar amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
All Acute Care Hospitals	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,901,815	100.0%	$3,810,828	100.0%
Operating charges:
Salaries, wages and benefits	1,489,335	38.2%	1,443,933	37.9%
Other operating expenses	662,009	17.0%	665,237	17.5%
Supplies expense	640,451	16.4%	618,321	16.2%
Provision for doubtful accounts	509,681	13.1%	476,408	12.5%
Depreciation and amortization	178,634	4.6%	165,967	4.4%
Lease and rental expense	54,867	1.4%	51,035	1.3%

	3,534,977	90.6%	3,420,901	89.8%

Income from operations	366,838	9.4%	389,927	10.2%
Interest expense, net	3,411	0.1%	3,719	0.1%

Income before income taxes	$363,427	9.3%	$386,208	10.1%

During 2010, as compared to 2009, net revenues at our acute care hospitals increased 2% or $91 million to $3.90 billion due to an increase in same facility revenues, as discussed above.

Income before income taxes decreased $23 million to $363 million or 9.3% of net revenues during 2010 as compared to $386 million or 10.1% of net revenues during 2009. The decrease in income before income taxes at our acute care facilities resulted from:

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

Behavioral Health Care Services

Year Ended December 31, 2011 as compared to the Year Ended December 31, 2010

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2011 and 2010. On November 15, 2010, we acquired PSI which was formerly the largest operator of freestanding inpatient behavioral health care facilities operating inpatient and outpatient facilities in 32 states, Puerto Rico, and the U.S. Virgin Islands. Since the former PSI facilities were acquired by us in mid-November, 2010, for accurate comparability purposes, we have included the patient statistics and financial results for these facilities in our same facility results provided below beginning on December 1st of 2011 and 2010 (dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,644,421	100.0%	$1,544,945	100.0%
Operating charges:
Salaries, wages and benefits	795,285	48.4%	758,451	49.1%
Other operating expenses	296,500	18.0%	278,063	18.0%
Supplies expense	87,850	5.3%	82,606	5.3%
Provision for doubtful accounts	39,873	2.4%	35,044	2.3%
Depreciation and amortization	40,854	2.5%	36,426	2.4%
Lease and rental expense	17,401	1.1%	17,495	1.1%

	1,277,763	77.7%	1,208,085	78.2%

Income from operations	366,658	22.3%	336,860	21.8%
Interest expense, net	180	0.0%	299	0.0%

Income before income taxes	$366,478	22.3%	$336,561	21.8%

On a same facility basis during 2011, as compared to 2010, net revenues at our behavioral health care facilities increased 6% or $99 million to $1.64 billion during 2011 as compared to $1.54 billion during 2010. Income before income taxes increased $30 million or 9% to $366 million or 22.3% of net revenues during 2011 as compared to $337 million or 21.8% of net revenues during 2010.

Inpatient admissions to these facilities increased 7.7% during 2011, as compared to 2010, while patient days increased 3.4%. Adjusted admissions increased 7.6% and adjusted patient days increased 3.3% during 2011, as compared to 2010. The average length of patient stay at these facilities was 14.2 days during 2011 and 14.8 days during 2010. The occupancy rate, based on the average available beds at these facilities, was 74% during each of 2011 and 2010.

On a same facility basis, net revenue per adjusted admission at these facilities decreased 0.8% during 2011, as compared to 2010, and net revenue per adjusted patient day increased 3.3% during 2011, as compared to 2010.

The following table summarizes the results of operations for all our behavioral health care facilities for 2011and 2010 including newly acquired or recently opened facilities and the favorable effect resulting from reductions to our professional and general liability and workers’ compensation self insurance reserves as discussed in Self-Insured Risks. The operating results for the PSI facilities are included in the following table for the eleven-month period ended November 30, 2011 and the period of November 15, 2010 (date of acquisition) through December 31, 2010 (dollar amounts in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$3,401,118	100.0%	$1,635,455	100.0%
Operating charges:
Salaries, wages and benefits	1,677,928	49.3%	806,837	49.3%
Other operating expenses	607,991	17.9%	291,825	17.8%
Supplies expense	179,077	5.3%	87,375	5.3%
Provision for doubtful accounts	78,145	2.3%	36,950	2.3%
Depreciation and amortization	89,295	2.6%	39,058	2.4%
Lease and rental expense	34,230	1.0%	19,810	1.2%

	2,666,666	78.4%	1,281,855	78.4%

Income from operations	734,452	21.6%	353,600	21.6%
Interest expense, net	1,778	0.1%	397	0.0%

Income before income taxes	$732,674	21.5%	$353,203	21.6%

During 2011, as compared to 2010, net revenues at our behavioral health care facilities increased 108% or $1.77 billion to $3.40 billion during 2011 as compared to $1.64 billion during 2010. The increase in net revenues was attributable to:

•	a $97 million increase in same facility revenues, as discussed above, and;

•

a $1.67 billion increase resulting primarily from the revenues generated at the facilities acquired by us from PSI (represents the increase in revenues for the period of January through November, 2011 as compared to November 15, 2010 to November 30, 2010).

Income before income taxes increased $379 million or 107% to $733 million or 21.5% of net revenues during 2011, as compared to $353 million or 21.6% of net revenues during 2010. The increase in income before income taxes at our behavioral health facilities was attributable to:

•	a $30 million increase at our behavioral health facilities on a same facility basis, as discussed above, and;

•

a $349 million of other combined net increases, consisting primarily of the income generated at the PSI facilities acquired by us in November, 2010 (represents the increase in income before income taxes generated at these facilities for the period of January through November, 2011 as compared to November 15, 2010 to November 30, 2010).

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009:

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussions below for the years ended December 31, 2010 and 2009 (dollar amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
Behavioral Health Care Facilities—Same Facility Basis	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,393,095	100.0%	$1,314,749	100.0%
Operating charges:
Salaries, wages and benefits	675,490	48.5%	642,761	48.9%
Other operating expenses	251,507	18.1%	238,635	18.2%
Supplies expense	74,280	5.3%	73,549	5.6%
Provision for doubtful accounts	29,966	2.2%	31,939	2.4%
Depreciation and amortization	31,967	2.3%	31,598	2.4%
Lease and rental expense	15,385	1.1%	15,915	1.2%

	1,078,595	77.4%	1,034,397	78.7%

Income from operations	314,500	22.6%	280,352	21.3%
Interest expense, net	11	0.0%	209	0.0%

Income before income taxes	$314,489	22.6%	$280,143	21.3%

On a same facility basis during 2010, as compared to 2009, net revenues at our behavioral health care facilities increased 6% or $78 million to $1.39 billion during 2010 as compared to $1.31 billion during 2009. Income before income taxes increased $34 million or 12% to $314 million or 22.6% of net revenues during 2010 as compared to $280 million or 21.3% of net revenues during 2009.

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

The following table summarizes the results of operations for all our behavioral health care facilities for 2010 and 2009, including newly acquired or recently opened facilities and the favorable effect resulting from reductions to our professional and general liability and workers’ compensation self insurance reserves as discussed in Self-Insured Risks (dollar amounts in thousands):

	Year Ended December 31, 2010		Year Ended December 31, 2009
All Behavioral Health Care Facilities	Amount	% of Revenues	Amount	% of Revenues
Net revenues	$1,635,455	100.0%	$1,315,029	100.0%
Operating charges:
Salaries, wages and benefits	806,837	49.3%	641,920	48.8%
Other operating expenses	291,825	17.8%	237,378	18.1%
Supplies expense	87,375	5.3%	73,715	5.6%
Provision for doubtful accounts	36,950	2.3%	31,948	2.4%
Depreciation and amortization	39,058	2.4%	31,717	2.4%
Lease and rental expense	19,810	1.2%	16,601	1.3%

	1,281,855	78.4%	1,033,279	78.6%

Income from operations	353,600	21.6%	281,750	21.4%
Interest expense, net	397	0.0%	209	0.0%

Income before income taxes	$353,203	21.6%	$281,541	21.4%

During 2010, as compared to 2009, net revenues at our behavioral health care facilities (including the facilities formerly owned by PSI which were acquired by us in November, 2010, and other newly acquired and recently opened facilities), increased 24% or $320 million to $1.64 billion during 2010 as compared to $1.32 billion during 2009. The increase in net revenues was attributable to:

•	a $78 million increase in same facility revenues, as discussed above, and;

•	a $242 million increase resulting from the revenues generated at the PSI facilities acquired by us in November, 2010 and other acquired or opened facilities.

Income before income taxes increased $72 million or 25% to $353 million or 21.6% of net revenues during 2010, as compared to $281 million or 21.4% of net revenues during 2009. The increase in income from continuing operations before income taxes at our behavioral health facilities was attributable to:

•	a $34 million increase at our behavioral health facilities on a same facility basis, as discussed above, and;

•	a $38 million increase resulting from the income, net of losses, generated at the former PSI facilities and other acquired or opened facilities.

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

	Percentage of Net Patient Revenues
Acute Care and Behavioral Health Care Facilities Combined	2011	2010	2009
Third Party Payors:
Medicare	22%	24%	24%
Medicaid	15%	14%	14%
Managed Care (HMO and PPOs)	43%	46%	46%
Other Sources	20%	16%	16%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Acute Care Facilities	2011	2010	2009
Third Party Payors:
Medicare	25%	27%	27%
Medicaid	8%	9%	10%
Managed Care (HMO and PPOs)	47%	46%	47%
Other Sources	20%	18%	16%

Total	100%	100%	100%

	Percentage of Net Patient Revenues
Behavioral Health Care Facilities	2011	2010	2009
Third Party Payors:
Medicare	17%	18%	17%
Medicaid	24%	25%	26%
Managed Care (HMO and PPOs)	38%	45%	43%
Other Sources	21%	12%	14%

Total	100%	100%	100%

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

In July, 2010, CMS published its final IPPS 2011 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors and annual geographic wage index updates and the documenting and coding adjustments were considered, our overall decrease from the federal fiscal year 2011 rule was 1.1%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS was also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011.

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

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the May, 2009 CMS notice, the market basket increase was 2.1% for the period of July 1, 2009 through June 30, 2010. According to the April, 2010 CMS notice, the market basket increase was 2.4% for the period of July 1, 2010 through June 30, 2011. In April, 2011 CMS published its final Psych PPS rule for the fifteen month period July 1, 2011 to September 30, 2012. The market basket increase for this time period is scheduled to be 2.95%, which includes a 0.25% reduction required by the federal Health Care Reform legislation enacted in 2010.

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

The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but we expect that all of the states in which our eligible hospitals operate will ultimately choose to participate. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system. Our acute care facilities have begun implementing an EHR application, on a facility-by-facility basis, beginning in 2011. The implementation is scheduled to be completed in 2013. However, there can be no assurance that we will ultimately qualify for these incentive payments and, should we qualify, the amount of incentive payments received is dependent upon various factors including the implementation timing at each facility. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Approximately $11 million of these incentive payments, which relate to state Medicaid programs, were received during 2011 (in the fourth quarter). These payments have been reflected as deferred revenue on our consolidated balance sheet as of December 31, 2011 (included in other current liabilities) and will be recorded as revenue in our consolidated statements of income in the periods in which the applicable hospitals are deemed to have met the meaningful use criteria. Also, if our hospitals meet the meaningful use criteria, we may become entitled to additional Medicaid incentive payments in future periods. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act.

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress.

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

We receive Medicaid revenues in excess of $100 million annually from each of Texas, Pennsylvania, Virginia, Illinois and Washington, D.C., making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2012 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the year ended

December 31, 2011 include the pro rata portion of these Medicaid rate reductions. We can provide no assurance that further reductions to Medicaid revenues (which have been proposed in certain states for fiscal year 2013), particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $33 million during 2011, $38 million during 2010 and $48 million during 2009, of aggregate, net UPL and affiliated hospital indigent care payments. For state fiscal year 2012, Texas Medicaid will operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program, the Texas Health and Human Services Commission (“THHSC”) will transition away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC will make payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. If during 2012 the applicable hospital district or county makes IGTs consistent with 2011 levels, we believe we would be entitled to aggregate net payments pursuant to these programs of approximately $24 million (during calendar year 2012).

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. We earned an aggregate net benefit of approximately $22 million during 2011 from Medicaid supplemental payments, after assessed Provider Taxes were considered (exclusive of our hospitals located in Oklahoma). We estimate that our aggregate net benefit from Provider Tax programs will approximate $19 million during 2012. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In January, 2012, the state of Oklahoma was granted federal approval by CMS for the Supplemental Hospital Offset Payment Program (“SHOPP”) which grants the Oklahoma Health Care Authority (“OHCA”) the authority to assess a 2.5% fee on certain Oklahoma hospitals and to make Medicaid UPL payments to hospitals through December 31, 2014, retroactive to July 1, 2011. The state is expected to finalize the initial supplemental payment program amounts during the first quarter of 2012. If the SHOPP program is implemented pursuant to its current preliminary terms and conditions, we estimate that we may be entitled to net annual reimbursements which would have a favorable impact on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2012 fiscal years (covering the period of October 1, 2011 through September 30, 2012 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $45 million during 2011, $54 million during 2010 and $56 million during 2009. Assuming that the Texas and South Carolina programs are renewed for each state’s 2013 fiscal years, at amounts similar to the 2012 fiscal year amounts, we estimate our aggregate reimbursements pursuant to these programs to be approximately $45 million during 2012. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Although the above-mentioned Medicare market basket reductions implemented in 2010 did not have a material impact on our results of operations to date, we are unable to estimate the future impact of the other legislative changes as outlined above.

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

Other Operating Results

Combined revenues from our surgical hospitals, ambulatory surgery centers and radiation oncology centers were $15 million during 2011, $17 million during 2010 and $24 million during 2009. In connection with construction management contracts pursuant to the terms of which we are building/have built newly constructed acute care hospitals for an unrelated third party, we earned revenues of $42 million during 2009. The revenues and income before income taxes earned in connection with the construction management contracts did not have a material impact on our consolidated financial statements during 2011 or 2010. Combined income before income taxes earned in connection with the revenues mentioned above was $2 million during 2011, $5 million during 2010 and $13 million during 2009.

Interest Expense

Below is a schedule of our interest expense during 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Revolving credit & demand notes	$6,675	$3,813	$4,101
$200 million, 6.75% Senior Notes due 2011 (a.)	11,822	13,510	13,510
$400 million, 7.125% Senior Notes due 2016	28,496	28,496	28,496
$250 million, 7.00% Senior Notes due 2018	17,500	4,472	—
Term loan facility A	27,176	4,939	—
Term loan facility B	64,588	11,548	—
Accounts receivable securitization program	2,728	864	704

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	158,985	67,642	46,811
Interest rate swap expense/(income), net	8,255	5,956	5,263
Amortization of financing fees	28,255	3,729	1,135
Other combined interest expense	5,908	4,495	4,553
$590 million, 7.75% Notes from PSI (b.)	—	3,810	5,688
Capitalized interest on major construction projects	(447)	(7,641)	(11,565)
Interest income	(164)	(391)	(387)

Interest expense, net	$200,792	$77,600	$45,810

(a.)	The $200 million, 6.75% Senior Notes matured on November 15, 2011 and were repaid utilizing funds borrowed under our revolving credit facility.
(b.)	Pursuant to the terms of these notes, which were assumed by us in connection with the acquisition of PSI, notice of redemption was provided by us as of the acquisition date and the indenture was satisfied and discharged and these notes were subsequently redeemed on December 15, 2010 utilizing borrowed funds which were held in escrow from November 15, 2010 to the date of redemption.

Interest expense increased $123 million during 2011 to $201 million as compared to $78 million during 2010. This increase was due primarily to: (i) the increased average outstanding borrowings resulting from the borrowed funds utilized to finance our purchase of PSI in November, 2010 (as discussed below); (ii) the increased interest expense incurred during 2011 on the $250 million, 7.00% senior notes issued in September, 2010, and; (iii) the increased expense resulting from the amortization of deferred financing costs incurred on the various debt facilities utilized to finance the purchase of PSI.

During 2011, the aggregate average outstanding borrowings under our credit agreement (consisting of the revolving credit, Term Loan A and Term Loan B facilities), demand notes and accounts receivable securitization program were $2.9 billion as compared to $610 million during 2010. The average effective interest rate on these facilities, including the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 4.6% during 2011 and 5.0% during 2010. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.4% during each of 2011 and 2010.

Interest expense increased $32 million during 2010 to $78 million as compared to $46 million during 2009. This increase was due primarily to: (i) the increased borrowings utilized to finance our acquisition of PSI in November, 2010, and an increase in the average effective interest rate (as discussed below); (ii) the interest expense incurred during 2010 on the $250 million, 7.00% senior notes issued in September, 2010, and; (iii) the interest expense incurred during 2010 on the $590 million, 7.75% notes assumed in connection with the acquisition of PSI in November, 2010 (these notes were redeemed on December 15, 2010).

During 2010, the aggregate average outstanding borrowings under our credit agreement (consisting of the revolving credit, Term Loan A and Term Loan B facilities), demand notes and accounts receivable securitization program was $610 million as compared to $287 million during 2009. The average effective interest rate on these facilities, including the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 5.0% during 2010 and 3.9% during 2009. The average effective interest rate on these facilities, excluding the amortization of deferred financing costs and original issue discounts and designated interest rate swap expense was 3.4% during 2010 and 1.7% during 2009.

Transaction costs incurred in connection with acquisition of PSI

During 2010, we incurred $53 million of transaction costs in connection with our acquisition of PSI in November, 2010, consisting of the following:

Amount (000s)
Severance and related expenses for PSI senior executives and other former employees	$24,381
Legal and consulting fees	14,287
Investment banking fees	9,154
Other combined transaction costs	5,398

Total transaction costs	$53,220

Provision for Income Taxes and Effective Tax Rates

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands):

	2011	2010	2009
Provision for income taxes	$247,466	$152,302	$170,475
Income before income taxes	696,336	428,097	474,722

Effective tax rate	35.5%	35.6%	35.9%

Outside owners hold various noncontrolling, minority ownership interests in seven of our acute care facilities and one behavioral health care facility. Each of these facilities are owned and operated by limited liability companies (“LLC”) or limited partnerships (“LP”). As a result, since there is no income tax liability incurred at the LLC/LP level (since it passes through to the members/partners), the net income attributable to noncontrolling interests does not include any income tax provision/benefit. When computing the provision for income taxes, as reflected on our consolidated statements of income, the net income attributable to noncontrolling interests is deducted from income before income taxes since it represents the third-party members’/partners’ share of the income generated by the joint-venture entities. In addition to providing the effective tax rates, as indicated above (as calculated from dividing the provision for income taxes by the income before income taxes as reflected on the consolidated statements of income), we believe it is helpful to our investors that we also provide our effective tax rate as calculated after giving effect to the portion of our pre-tax income that is attributable to the third-party members/partners.

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands):

	2011	2010	2009
Provision for income taxes	$247,466	$152,302	$170,475
Income before income taxes	696,336	428,097	474,722
Less: Net income attributable to noncontrolling interests	(50,703)	(45,612)	(43,874)

Income before income taxes and after net income attributable to noncontrolling interests	645,633	382,485	430,848

Effective tax rate	38.3%	39.8%	39.6%

Impacting the effective tax rates during 2011 was approximately $1 million favorable discrete tax item recorded to adjust the estimated liabilities for uncertain tax positions. Impacting the effective tax rates during 2010 were the following items: (i) $5 million unfavorable discrete tax item recorded to adjust the non-deductible portion of certain transaction costs incurred during 2010 in connection with our acquisition of PSI; (ii) a $4 million unfavorable discrete tax item recorded to adjust for the non-deductible, $9 million charge incurred from split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife, partially offset by; (iii) a $4 million favorable discrete tax item recorded during 2010 to adjust the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government based upon the final agreement. Impacting the effective tax rates during 2009 was a $4 million unfavorable discrete tax item related to the estimated non-deductible portion of the South Texas Health System settlement.

Discontinued Operations

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities as well as one of our legacy behavioral health facilities in Puerto Rico. Pursuant to the terms of our agreement with the FTC, we divested:

•	in July, 2011, the Meadowood Behavioral Health System, a 58-bed facility located in New Castle, Delaware;

•	in December, 2011, the Montevista Hospital (101-bed) and Red Rock Hospital (21-bed), both of which are located in Las Vegas, Nevada, and;

•	in January, 2012, the Hospital San Juan Capestrano, a 108-bed facility located in Rio Piedras, Puerto Rico.

The operating results for the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during 2011 and 2010 (from the November 15th dates of acquisition). Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our 2011 or 2010 consolidated financial statements, it is included as a reduction to other operating expenses. The aggregate pre-tax net gain on the divestitures of the above-mentioned facilities located in Delaware and Nevada did not have a material impact on our consolidated results of operations. The assets and liabilities for the Hospital San Juan Capestrano (sold in January, 2012) are reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011. The pre-tax gain on the divestiture of the Hospital San Juan Capestrano, which will not have a material impact on our 2012 consolidated results of operations, will be reflected in our consolidated results of operations during the first quarter of 2012. The assets and liabilities for each of the above-mentioned facilities are reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2010.

The following table shows the results of operations for the former PSI facilities located in Delaware and Nevada, on a combined basis, which are reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$33,884	$4,155	$—
Income from discontinued operations	7,904	859	—
Gain on divestiture	442	—	—

Income from discontinued operations, before income tax expense	8,346	859	—
Income tax expense	(3,160)	(318)	—

Income from discontinued operations, net of income tax expense	$5,186	$541	$—

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

Liquidity

Year ended December 31, 2011 as compared to December 31, 2010:

Net cash provided by operating activities

Net cash provided by operating activities was $718 million during 2011 as compared to $501 million during 2010. The net increase of $217 million was primarily attributable to the following:

•	a favorable change of $247 million due to an increase in net income plus depreciation and amortization expense and stock-based compensation less gains on sales of assets;

•	a $158 million unfavorable change in accounts receivable, as discussed below;

•

an $86 million favorable change in accrued and deferred income taxes due primarily to reductions to the 2011 federal and state income tax payments resulting from income tax overpayments relating to 2010;

•

a $31 million favorable change in accrued insurance expense, net of commercial premiums paid, due primarily to the above-mentioned reductions to our professional and general liability self-insurance reserves recorded during 2011 and 2010 ($11 million recorded during 2011 as compared to $49 million recorded during 2010);

•	a $26 million favorable change in other assets and deferred charges;

•	a $12 million unfavorable change in accrued interest, and;

•	$3 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the year. The result is divided into the accounts receivable balance the end of the year. Our DSO were 47 days at December 31, 2011, 43 days at December 31, 2010 and 42 days at December 31, 2009.

Our net accounts receivable balance as of December 31, 2011 increased approximately $135 million over the balance as of December 31, 2010 (excluding the impact of acquisitions and divestitures). The increase was due primarily to: (i) increased revenues experienced by both our acute care and behavioral health care facilities during 2011 as a result of increases in adjusted patient days (adjusted for outpatient activity) and revenue per adjusted day, and; (ii) an increase in other receivables including state-based revenue program receivables in certain states, most particularly Illinois, which has $54 million of receivables outstanding as of December 31, 2011 resulting from state budgetary and funding pressures. Although approximately $41 million of the receivables due from Illinois have been outstanding in excess of 60 days (as of December 31, 2011), and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows. Excluding the $41 million of receivables from Illinois that have been outstanding in excess of 60 days (as of December 31, 2011), our DSO were 45 days at December 31, 2011.

Net cash used in investing activities

Net cash used in investing activities was $286 million during 2011 as compared to $2.19 billion during 2010.

2011:

The $286 million of net cash used in investing activities during 2011 consisted of $286 million spent on capital expenditures, $29 million spent on acquisitions, $68 million received from the sale of assets and businesses and $38 million spent in connection with the purchase and implementation of an electronic health records application (“EHR”). Please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure related to the EHR application.

2011 Capital Expenditures:

During 2011, we spent $286 million to finance capital expenditures, including the following:

•	construction costs related to multiple projects at various existing acute care hospitals and behavioral health facilities including capacity expansion;

•

construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care hospital located in Temecula, California which is scheduled to be completed and opened in mid-2013, and;

•	capital expenditures for equipment at various existing facilities.

2011 Acquisitions of Assets and Businesses:

•

we spent $29 million during 2011, excluding the assumption of $17 million of third-party debt, to: (i) acquire the real property of administrative/office buildings located in Pennsylvania, Tennessee and Washington, D.C.; (ii) fund a deposit in connection with execution of a definitive agreement, which is subject to regulatory approvals and closing conditions, to acquire the Knapp Medical Center, including a 226-bed acute care hospital, a surgery center, physician practices and other related assets located in Weslaco, Texas, and; (iii) purchase a cardiology practice in Texas.

2011 Divestiture of Assets and Businesses:

During 2011, we received $68 million from the divestiture of assets and businesses, including the following:

•

the divestitures of three behavioral health facilities located in Delaware and Nevada (Meadowood Behavioral Health System, Montevista Hospital and Red Rock Hospital) which were divested pursuant to our above-mentioned agreement with the Federal Trade Commission in connection with our acquisition of PSI in November, 2010, and;

•	the sale of the real property of a closed acute care hospital and our ownership interest in a radiation oncology center joint-venture.

2010:

The $2.19 billion of net cash used in investing activities during 2010 consisted of $1.96 billion spent on the acquisition of PSI in November, 2010, $239 million spent on capital expenditures, $21 million received from the sale of assets and businesses and $18 million spent in connection with the purchase and implementation of an EHR application.

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

Net cash used in/provided by financing activities

Net cash used in financing activities was $421 million during 2011 as compared to $1.71 billion of net cash provided by financing activities during 2010.

2011:

The $421 million of net cash used in financing activities consisted of the following:

•

spent $382 million on debt repayments consisting primarily of $200 million paid to extinguish 6.75% senior notes upon their maturity in November, 2011, $141 million paid to repay a portion of outstanding borrowing under our Term Loan B facility, $26 million paid to repay a portion of outstanding borrowings under our Term Loan A facility, and $15 million paid to reduced outstanding borrowings of other combined debt;

•	generated $98 million of proceeds from additional net borrowings made pursuant to our revolving credit and demand notes and accounts receivable securitization program;

•	spent $60 million to repurchase 1.6 million shares of our Class B Common Stock;

•	spent $38 million to fund profit distributions to noncontrolling interests;

•

spent $24 million on financing costs in connection with an amendment to our credit agreement (which includes our revolving credit agreement, Term Loan A and Term Loan B facilities) which was completed in March, 2011;

•	spent $19 million to pay a $.05 per share quarterly dividend, and;

•	generated $5 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

2010:

The $1.71 billion of net cash provided by financing activities consisted of the following:

•	generated $2.803 billion of proceeds from borrowings pursuant to our $3.45 billion credit agreement (net of $32 million of original issue discounts);

•	generated $204 million of proceeds from borrowings pursuant to our accounts receivable securitization program;

•	generated $250 million of proceeds from the issuance of $250 million of 7.00% senior notes that mature in October, 2018;

•	generated $9 million of proceeds from other combined new borrowings;

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

Net cash used in investing activities

Net cash used in investing activities was $2.19 billion during 2010 as compared to $390 million during 2009. The factors contributing to the $2.19 billion of net cash used in investing activities during 2010 are detailed above.

2009:

The $390 million of net cash used in investing activities during 2009 consisted of $380 million spent on capital expenditures, $10 million received from the sale of assets and businesses, $12 million spent on the acquisition of assets and businesses and $8 million spent in connection with the purchase and implementation of an EHR application.

2009 Capital Expenditures:

During 2009, we spent $380 million to finance capital expenditures, including the following:

•	construction costs related to the newly constructed Palmdale Regional Medical Center which was completed and opened in December, 2010;

•	construction costs related to a major expansion of the emergency, imaging and women’s services at our Southwest Healthcare System hospitals located in Riverside County, California;

•	construction costs related to a newly constructed Texoma Medical Center, a 220-bed replacement acute care hospital in Denison, Texas that was completed and opened in late December, 2009;

•	construction costs related to a new patient tower at Summerlin Hospital Medical Center located in Las Vegas, Nevada that was completed and opened in December, 2009;

•	construction costs related to multiple projects in process to add capacity to our busiest behavioral health facilities, and;

•	capital expenditures for equipment, renovations and new projects at various existing facilities.

2009 Divestiture of Assets and Businesses:

During 2009, we received $10 million from the divestiture of assets and businesses, including the following:

•	the sale of the real property assets of a medical office building on the campus of a previously divested acute care facility located in Pennsylvania, and;

•	the sale of our ownership interest in an outpatient surgery center.

2009 Acquisitions of Assets and Businesses:

During 2009, we spent $12 million on the acquisition of businesses and real property, including the following:

•	the acquisition of a 72-bed behavioral health care facility located in Louisville, Colorado, and;

•	the acquisition of the real property assets of a medical office building located on the campus of one of our acute care hospitals located in Texas.

Net cash provided by/used in financing activities

Net cash provided by financing activities was $1.71 billion during 2010 as compared to $147 million of net cash used in financing activities during 2009. The factors contributing to the $1.71 billion of net cash provided by financing activities during 2010 is detailed above.

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

2012 Expected Capital Expenditures:

During 2012, we expect to spend approximately $350 million to $375 million on capital expenditures which includes expenditures for capital equipment, renovations, new projects at existing hospitals and construction of new facilities. Approximately $165 million of our 2012 expected capital expenditures relates to completion of projects that are in progress as of December 31, 2011. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Agreement Amendment in March, 2011 (as discussed below), we prepaid the principal amount and permanently reduced the Term Loan B commitment by $125 million. During 2011, we made scheduled principal payments of $16 million on the Term Loan B and $26 million on the Term Loan A. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 15, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

On March 15, 2011, we entered into a first amendment to the Credit Agreement (the “Amendment”) which became effective immediately and provides, among other things, for a reduction in the interest rates payable in connection with borrowings under the Credit Agreement. Upon the effectiveness of the Amendment, borrowings under the Credit Agreement bear interest at the ABR rate which is defined as the rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and Term Loan A borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and Term Loan A borrowings and ranging from 2.75% to 3.00% for Term Loan B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit and Term Loan A facilities and 2.75% under the Term Loan B facility. Upon the effectiveness of the Amendment, the minimum Eurodollar rate for the Term Loan B facility was reduced from 1.50% to 1.00%. In connection with the Amendment, we paid a fee of 1.00% of the amounts outstanding under the Term Loan B in accordance with the terms of the Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2011, we had $240 million of outstanding borrowings and no additional capacity pursuant to the terms of our accounts receivable securitization program.

As of December 31, 2011, we had $9 million outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of December 31, 2011, we had an aggregate of $482 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $69 million of outstanding letters of credit and $9 million of outstanding borrowings under a short-term, on-demand credit facility.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. The Unsecured Notes were registered in April, 2011. Interest on the Unsecured Note is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. These Unsecured Notes are guaranteed by a group of subsidiaries (each of which is a 100% directly owned subsidiary of Universal Health Services, Inc.) which fully and unconditionally guarantee the Unsecured Notes on a joint and several basis, subject to certain customary automatic release provisions.

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

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which matured and were paid in full on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes was paid semiannually in arrears on May 15th and November 15th of each year.

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2015) and our 6.75% Notes (which matured in November, 2011) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

The average amounts outstanding during 2011, 2010, and 2009 are under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs were $2.9 billion, $610 million and $287 million, respectively, with corresponding interest rates of 3.4%, 3.4%, and 1.7% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.03 billion in 2011, $3.11 billion in 2010, and $356 million in 2009. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 4.6% in 2011, 5.0% in 2010 and 3.9% in 2009.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2011.

The carrying values of our debt at December 31, 2011 and 2010 were approximately $3.65 billion and $3.92 billion, respectively. The fair values of our debt at December 31, 2011 and 2010 were $3.70 billion and $3.96, respectively. The fair values of our debt were computed based upon quotes received from financial institutions.

Our total debt as a percentage of total capitalization was 61% at December 31, 2011 and 66% at December 31, 2010.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) the issuance of equity; (ii) borrowings under our existing revolving credit facility or through refinancing the existing revolving credit agreement, and/or; (iii) the issuance of other long-term debt. We believe that our operating cash flows, cash and cash equivalents, available borrowing capacity under our $800 million revolving credit facility and access to the capital markets provide us with sufficient capital resources to fund our operating, investing and financing requirements for the next twelve months. However, in the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2011 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2011 totaled $79 million consisting of: (i) $62 million related to our self-insurance programs, and; (ii) $17 million of other debt and public utility guarantees.

Obligations under operating leases for real property, real property master leases and equipment amount to $206 million as of December 31, 2011. The real property master leases are leases for buildings on or near hospital property for which we guarantee a certain level of rental income. We sublease space in these buildings and any amounts received from these subleases are offset against the expense. In addition, we lease four hospital facilities from the Trust with terms expiring in 2014 and 2016. These leases contain up to three 5-year renewal options. We also lease the real property of certain facilities acquired by us in connection with the acquisition of PSI in November, 2010.

The following represents the scheduled maturities of our contractual obligations as of December 31, 2011:

	Payments Due by Period (dollars in thousands)
Contractual Obligation	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Long-term debt obligations (a)	$3,653,907	$2,479	$246,608	$3,130,778	$274,042
Estimated future interest payments on debt outstanding as of December 31, 2011 (b)	744,755	165,745	300,907	215,488	62,615
Purchase and other obligations (c)	129,935	62,734	55,851	11,350	—
Operating leases (d)	206,428	58,388	75,494	48,493	24,053
Estimated future payments for defined benefit pension plan, and other retirement plan (e)	226,534	8,056	11,822	13,941	192,715

Total contractual cash obligations	$4,961,559	$297,402	$690,682	$3,420,050	$553,425

(a)	Reflects borrowings outstanding as of December 31, 2011 as discussed in Note 4 to the Consolidated Financial Statements.
(b)	Assumes that all debt outstanding as of December 31, 2011, including borrowings under our revolving credit agreement, Term Loan A, Term Loan B, demand note and accounts receivable securitization program, remain outstanding until the final maturity of the debt agreements at the same interest rates (some of which are floating) which were in effect as of December 31, 2011. We have the right to repay borrowings upon short notice and without penalty, pursuant to the terms of the revolving credit agreement, demand note, Term Loan A facility and accounts receivable securitization program. Also includes the impact of various interest rate swap and cap agreements in effect as of December 31, 2011, as calculated to maturity dates utilizing the applicable floating interest rates in effect as of December 31, 2011.
(c)	Consists of: (i) $58 million related to long-term contracts with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities; (ii) $66 million related to the expected costs to be paid to a third-party vendor in connection with the purchase and implementation of an electronic health records application (“EHR”) for each of our acute care facilities (excludes expected internal costs to be incurred, please see Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Medicare for additional disclosure), and; (iii) a $6 million liability for physician commitments expected to be paid in the future.

(d)	Reflects our future minimum operating lease payment obligations related to our operating lease agreements outstanding as of December 31, 2011 as discussed in Note 7 to the Consolidated Financial Statements. Some of the lease agreements provide us with the option to renew the lease and our future lease obligations would change if we exercised these renewal options.
(e)	Consists of $212 million of estimated future payments related to our non-contributory, defined benefit pension plan (estimated through 2088), as disclosed in Note 8 to the Consolidated Financial Statements, and $15 million of estimated future payments related to another retirement plan liability. Included in our other non-current liabilities as of December 31, 2011 was a $21 million liability recorded in connection with the non-contributory, defined benefit pension plan and an $11 million liability recorded in connection with the other retirement plan.

As of December 31, 2011, the total accrual for our professional and general liability claims was $292 million, of which $60 million is included in other current liabilities and $232 million is included in other non-current liabilities. We exclude the $292 million for professional and general liability claims from the contractual obligations table because there are no significant contractual obligations associated with these liabilities and because of the uncertainty of the dollar amounts to be ultimately paid as well as the timing of such payments. Please see Self-Insured Risks above for additional disclosure related to our professional and general liability claims and reserves.

In connection with five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with a behavioral health care facility located in Philadelphia, Pennsylvania and acquired by us as part of the PSI acquisition, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2011, we believe the fair market value of the minority ownership interests in these facilities approximates the $218 million aggregate book value of the redeemable noncontrolling interests. We exclude the approximate amount that we may be required to pay to repurchase these minority ownership interests from the contractual obligations table because of the uncertainty as to: (i) whether or not the put rights will actually be exercised; (ii) the dollar amounts that would be paid if the put rights were exercised, and; (iii) the timing of such payments.

Additionally, the table above does not include $7 million of the total unrecognized tax benefits for uncertain tax positions as of December 31, 2011. Due to the high degree of uncertainty regarding the timing of potential cash flows, we cannot reasonably estimate the settlement periods for which the amounts may be utilized.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We manage our ratio of fixed and floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this risk in a cost-effective manner, we, from time to time, enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. We account for our derivative and hedging activities using the Financial Accounting Standard Board’s (“FASB”) guidance which requires all derivative instruments, including certain derivative instruments embedded in other contracts, to be carried at fair value on the balance sheet. For derivative transactions designated as hedges, we formally document all relationships between the hedging instrument and the related hedged item, as well as its risk-management objective and strategy for undertaking each hedge transaction.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2011 and 2010 and determined the hedges to be highly effective. We also determined that no portion of the hedges is ineffective and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2011, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by those counterparties. We do not hold or issue derivative financial instruments for trading purposes.

During the first quarter of 2011, we entered into an interest rate cap on a total notional amount of $275 million whereby we paid a premium of $30,000 in exchange for the counterparty agreeing to pay the difference between 2.25% and three-month LIBOR if the three-month LIBOR rate rises above 2.25% during the term of the cap, which expired in December, 2011. The three-month LIBOR never reached 2.25% during the term of the cap. Therefore, no payment was made to us. We also entered into a forward starting interest rate cap on a total notional amount of $450 million from December, 2011 to December, 2012 reducing to $400 million from December, 2012 to December, 2013 whereby we paid a premium of $740,000 in exchange for the counterparty agreeing to pay the difference between 7.00% and three-month LIBOR if the three-month LIBOR rate rises above 7.00% during the term of the cap. If the three-month LIBOR does not reach 7.00% during the term of the cap, no payment is made to us.

We also entered into six additional forward starting interest rate swaps in the first quarter of 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $100 million, $25 million and $75 million became effective in December, 2011 and have fixed rates of 2.50%, 1.96% and 1.32%, and maturity dates in December, 2014, December, 2013 and December, 2012, respectively.

During the fourth quarter of 2010, we entered into three interest rate caps on a total notional amount of $1 billion whereby we paid a premium of $240,000 in exchange for the counterparties agreeing to pay the difference between 2.25% and three-month LIBOR if the three-month LIBOR rate rises above 2.25% during the term of the caps. All of these caps expired in December, 2011. The three-month LIBOR rate never rose above 2.25% during the term of the caps. Therefore, no payments were made to us. We also entered into four forward starting interest rate swaps in the fourth quarter of 2010 whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive three-month LIBOR. Each of the two interest rate swaps had an initial notional principal amount of $75 million. The notional amount of the first interest rate swap reduced to $50 million in October, 2010.The fixed rate payable is 4.76% and it matures in October, 2012. The fixed rate payable on the second interest rate swap was 4.87% and it matured in October, 2011.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $48 million at December 31, 2011, of which $4 million is included in other current liabilities and $44 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was a liability of $10 million at December 31, 2010, of which $2 million is included in other current liabilities and $8 million is included in other noncurrent liabilities.

The table below presents information about our long-term financial instruments that are sensitive to changes in interest rates as of December 31, 2011. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by contractual maturity dates.

Maturity Date, Fiscal Year Ending December 31

(Dollars in thousands)

	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt:
Fixed rate:
Debt	$2,056	$2,110	$1,487	$17,538	$401,193	$274,042	$698,426
Average interest rates	7.0%	7.0%	7.0%	7.0%	7.1%	6.9%	7.0%
Variable rate:
Debt	$423	$240,528	$2,483	$1,272,547	$1,439,500	$—	$2,955,481
Average interest rates	2.9%	2.9%	3.1%	3.1%	3.8%	—	3.4%
Interest rate swaps:
Notional amount	$150,000	$2 5,000	$100,000	$825,000			$1,100,000
Average interest rates	3.0%	2.0%	2.5%	2.3%			2.4%
Interest rate caps:
Notional amount	$450,000						$450,000
Average interest rates	7.00%						7.00%

As calculated based upon our variable rate debt outstanding as of December 31, 2011 that is subject to interest rate fluctuations, each 1% change in interest rates would impact our pre-tax income by approximately $30 million.

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

As of December 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934, as amended, and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in its report which appears herein.

ITEM 9B	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

There is hereby incorporated by reference the information to appear under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011. See also “Executive Officers of the Registrant” appearing in Item 1 hereof.

ITEM 11.	Executive Compensation

There is hereby incorporated by reference the information to appear under the caption “Executive Compensation” in our Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is hereby incorporated by reference the information to appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

There is hereby incorporated by reference the information to appear under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

ITEM 14.	Principal Accountant Fees and Services.

There is hereby incorporated by reference the information to appear under the caption “Relationship with Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

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

4.3 Form of Debt Security, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (File No. 333-135277) dated June 23, 2006, is incorporated herein by reference.

4.4 Form of 7.125% Notes due 2016, previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

4.5 Officer’s Certificate relating to the 7.125% Notes due 2016, previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated June 30, 2006, is incorporated herein by reference.

4.6 Form of Note, previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

4.7 Officers’ Certificate, previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 30, 2008, is incorporated herein by reference.

4.8 Indenture, dated as of September 29, 2010, between UHS Escrow Corporation and Union Bank, N.A., as Trustee, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010, is incorporated herein by reference.

4.9 Form of 7% Senior Note due 2018, contained in Indenture filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2010, is incorporated herein by reference.

4.10 Supplemental Indenture, dated as of November 15, 2010, to the Indenture, dated September 29, 2010, between UHS Escrow Corporation and Union Bank, N.A., as Trustee, relating to the $250,000,000 aggregate principal amount of the Escrow Issuer’s 7% Senior Notes due 2018, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

4.11 Second Supplemental Indenture, dated as of November 15, 2010, to the Indenture, dated January 20, 2000, between Universal Health Services, Inc. and the Bank of New York Mellon Trust company, N.A., as Trustee, previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

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

10.3 Agreement, dated December 9, 2011, to renew Advisory Agreement, dated as of December 24, 1986, between Universal Health Realty Income Trust and UHS of Delaware, Inc.

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

10.11 Valley/Desert Contribution Agreement dated January 30, 1998, by and among Valley Hospital Medical Center, Inc. and NC-DSH, Inc. previously filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.12 Summerlin Contribution Agreement dated January 30, 1998, by and among Summerlin Hospital Medical Center, L.P. and NC-DSH, Inc., previously filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.13* Amended and Restated Universal Health Services, Inc. Supplemental Deferred Compensation Plan dated as of January 1, 2002, previously filed as Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

10.14* Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 22, 2008, is incorporated herein by reference.

10.15* Universal Health Services, Inc. Employee Stock Purchase Plan, previously filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-122188), dated January 21, 2005 is incorporated herein by reference.

10.16* Universal Health Services, Inc. Second Amended and Restated 2005 Stock Incentive Plan, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2011, is incorporated herein by reference.

10.17* Form of Stock Option Agreement, previously filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K, dated June 8, 2005, is incorporated herein by reference.

10.18* Form of Stock Option Agreement for Non-Employee Directors, previously filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated October 3, 2005, is incorporated herein by reference.

10.19 Amendment No. 1 to the Master Lease Document, between certain subsidiaries of Universal Health Services, Inc. and Universal Health Realty Income Trust, dated April 24, 2006, previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.

10.20* Universal Health Services, Inc. 2010 Employees’ Restricted Stock Purchase Plan, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.21* Universal Health Services, Inc. 2010 Executive Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 20, 2010, is incorporated herein by reference.

10.22 Omnibus Amendment to Receivables Sale Agreements, dated as of October 27, 2010, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.23 Amended and Restated Credit and Security Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.24 Assignment and Assumption Agreement, dated as of October 27, 2010, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 2, 2010, is incorporated herein by reference.

10.25 Credit Agreement, dated as of November 15, 2010, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A. and the various financial institutions as are or may become parties thereto, as Lenders, SunTrust Bank, The Royal Bank of Scotland, Plc, Bank of Tokyo-Mitsubishi UFJ Trust Company and Credit Agricole Corporate and Investment Bank, as co-documentation agents, Deutsche Bank Securities Inc. and Bank of America N.A. as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 17, 2010, is incorporated herein by reference.

10.26 First Amendment, dated as of March 15, 2011, to the Credit Agreement, dated as of November 15, 2010, by and among Universal Health Services, Inc., JPMorgan Chase Bank, N.A. and the various financial institutions as are or may become parties thereto, as Lenders, certain banks as co-documentation agents, and as co-syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and as collateral agent for the secured parties, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2011, is incorporated herein by reference.

10.27* Form of Supplemental Life Insurance Plan and Agreement Part A: Alan B. Miller 1998 Dual Life Insurance Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.28* Form of Supplemental Life Insurance Plan and Agreement Part B: Alan B. Miller 2002 Trust (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), and Anthony Pantaleoni as Trustee), previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.29* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 1998 Dual Life Insurance Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

10.30* Universal Health Services, Inc. Termination, Assignment and Release Agreement (effective December 9, 2010, by and between Universal Health Services, Inc., a Delaware corporation (the “Company”), Anthony Pantaleoni as Trustee of the Alan B. Miller 2002 Trust, and Alan B. Miller, Executive), previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 10, 2010, is incorporated herein by reference.

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

February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ALAN B. MILLER Alan B. Miller	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/S/ MARC D. MILLER Marc D. Miller	Director and President	February 27, 2012

/S/ LEATRICE DUCAT Leatrice Ducat	Director	February 27, 2012

/S/ JOHN H. HERRELL John H. Herrell	Director	February 27, 2012

/S/ ROBERT H. HOTZ Robert H. Hotz	Director	February 27, 2012

/S/ ANTHONY PANTALEONI Anthony Pantaleoni	Director	February 27, 2012

/S/ LAWRENCE S. GIBBS Lawrence S. Gibbs	Director	February 27, 2012

/S/ STEVE FILTON Steve Filton	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 27, 2012

UNIVERSAL HEALTH SERVICES, INC.

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm on 2011 and 2010 Consolidated Financial Statements and Schedule and effectiveness of internal control over financial reporting	92
Consolidated Statements of Income for the three years ended December 31, 2011	93
Consolidated Balance Sheets as of December 31, 2011 and 2010	94
Consolidated Statements of Changes in Equity for the three years ended December 31, 2011	95
Consolidated Statements of Cash Flows for the three years ended December 31, 2011	98
Notes to Consolidated Financial Statements	99
Supplemental Financial Statement Schedule II: Valuation and Qualifying Accounts	144

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Health Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Universal Health Services, Inc. at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, financial statement schedule, and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under item 9A as Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2012

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net revenues	$7,500,198	$5,568,185	$5,202,379
Operating charges:
Salaries, wages and benefits	3,394,967	2,423,102	2,204,422
Other operating expenses	1,385,680	1,005,288	994,923
Supplies expense	821,811	733,093	699,249
Provision for doubtful accounts	613,619	546,909	508,603
Depreciation and amortization	295,228	223,915	204,703
Lease and rental expense	91,765	76,961	69,947
Transaction costs	0	53,220	0

	6,603,070	5,062,488	4,681,847

Income from operations	897,128	505,697	520,532
Interest expense, net	200,792	77,600	45,810

Income before income taxes	696,336	428,097	474,722
Provision for income taxes	247,466	152,302	170,475

Net income	448,870	275,795	304,247
Less: Net income attributable to noncontrolling interests	50,703	45,612	43,874

Net income attributable to UHS	$398,167	$230,183	$260,373

Basic earnings per share attributable to UHS	$4.09	$2.37	$2.65

Diluted earnings per share attributable to UHS	$4.04	$2.34	$2.64

Weighted average number of common shares—basic	97,199	96,786	97,794
Add: Other share equivalents	1,338	1,187	481

Weighted average number of common shares and equivalents—diluted	98,537	97,973	98,275

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollar amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$41,229	$29,474
Accounts receivable, net	969,802	837,820
Supplies	96,775	94,330
Deferred income taxes	108,324	120,834
Other current assets	99,859	130,060
Assets of facilities held for sale	48,916	118,598

Total current assets	1,364,905	1,331,116

Property and Equipment
Land	377,984	376,567
Buildings and improvements	3,244,117	3,057,313
Equipment	1,256,165	1,165,635
Property under capital lease	37,037	38,711

	4,915,303	4,638,226
Accumulated depreciation	(1,818,180)	(1,601,005)

	3,097,123	3,037,221
Construction-in-progress	190,857	215,746

	3,287,980	3,252,967
Other assets:
Goodwill	2,627,602	2,589,914
Deferred charges	111,780	108,660
Other	272,978	245,279

	3,012,360	2,943,853

	$7,665,245	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,479	$3,449
Accounts payable	228,043	252,487
Liabilities of facilities held for sale	2,329	3,516
Accrued liabilities
Compensation and related benefits	233,583	249,429
Interest	10,622	14,160
Taxes other than income	45,359	35,175
Other	314,518	268,083

Total current liabilities	836,933	826,299

Other noncurrent liabilities	401,908	380,649
Long-term debt	3,651,428	3,912,102
Deferred income taxes	209,592	173,354
Commitments and contingencies (Note 8)
Redeemable noncontrolling interest	218,266	211,761
Equity:
Class A Common Stock, voting, $.01 par value; authorized 12,000,000 shares: issued and outstanding 6,625,708 shares in 2011 and 6,656,308 shares in 2010	66	67
Class B Common Stock, limited voting, $.01 par value; authorized 150,000,000 shares: issued and outstanding 89,286,305 shares in 2011 and 90,093,562 shares in 2010	893	897
Class C Common Stock, voting, $.01 par value; authorized 1,200,000 shares: issued and outstanding 664,000 shares in 2011 and 665,400 shares in 2010	7	7
Class D Common Stock, limited voting, $.01 par value; authorized 5,000,000 shares: issued and outstanding 33,164 shares in 2011 and 35,218 shares in 2010	—	—
Cumulative dividends	(147,515)	(128,049)
Retained earnings	2,494,076	2,125,989
Accumulated other comprehensive loss	(51,175)	(20,139)

Universal Health Services, Inc. common stockholders’ equity	2,296,352	1,978,772
Noncontrolling interest	50,766	44,999

Total Equity	2,347,118	2,023,771

	$7,665,245	$7,527,936

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2009	$186,097	$33	$458	$3	$0	$0	($91,921)	$1,666,973	($31,696)	$1,543,850	$40,638	$1,584,488
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	2	—	—	—	—	3,285	—	3,287	—	3,287
Repurchased	—	—	(15)	—	—	—	—	(63,275)	—	(63,290)	—	(63,290)
Restricted share-based compensation expense	—	—	—	—	—	—	—	3,174	—	3,174	—	3,174
Dividends paid	—	—	—	—	—	—	(16,706)	—	—	(16,706)	—	(16,706)
Stock dividend	—	34	451	4	—	—	—	(489)	—	—	—	—
Stock option expense	—	—	—	—	—	—	—	9,940	—	9,940	—	9,940
Distributions to noncontrolling interests	(23,130)	—	—	—	—	—	—	—	—	—	(6,736)	(6,736)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	121	121
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	(229)	(229)
Other	—	—	—	—	—	—	—	—	—	—	(2,160)	(2,160)
Comprehensive income:
Net income	34,185	—	—	—	—	—	—	260,373	—	260,373	9,689	270,062
Amortization of terminated hedge (net of income tax effect of $126)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $899)	—	—	—	—	—	—	—	—	1,477	1,477	—	1,477
Minimum pension liability (net of income tax effect of $5,667)	—	—	—	—	—	—	—	—	9,182	9,182	—	9,182

Subtotal—comprehensive income	34,185	—	—	—	—	—	—	260,373	10,443	270,816	9,689	280,505

Balance, January 1, 2010	197,152	67	896	7	—	—	(108,627)	1,879,981	(21,253)	1,751,071	41,323	1,792,394

See Note 1 for revision related to redeemable noncontrolling interest.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	—	4	—	—	—	—	10,890	—	10,894	—	10,894
Repurchased	—	—	(3)	—	—	—	—	(11,525)	—	(11,528)	—	(11,528)
Restricted share-based compensation expense	—	—	—	—	—	—	—	3,139	—	3,139	—	3,139
Dividends paid	—	—	—	—	—	—	(19,422)	—	—	(19,422)	—	(19,422)
Stock option expense	—	—	—	—	—	—	—	13,321	—	13,321	—	13,321
Distributions to noncontrolling interests	(23,777)	—	—	—	—	—	—	—	—	—	(8,662)	(8,662)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	600	600
Other	4,512	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	33,874	—	—	—	—	—	—	230,183	—	230,183	11,738	241,921
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $528)	—	—	—	—	—	—	—	—	868	868	—	868
Minimum pension liability (net of income tax effect of $281)	—	—	—	—	—	—	—	—	462	462	—	462

Subtotal—comprehensive income	33,874	—	—	—	—	—	—	230,183	1,114	231,297	11,738	243,035

Balance, January 1, 2011	211,761	67	897	7	—	—	(128,049)	2,125,989	(20,139)	1,978,772	44,999	2,023,771

See Note 1 for revision related to redeemable noncontrolling interest.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY—(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share data)

	Redeemable Interest	Class A Common	Class B Common	Class C Common	Class D Common	Capital in Excess of Par Value	Cumulative Dividends	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	UHS Common Stockholders’ Equity	Noncontrolling Interest	Total
Common Stock
Issued/(converted) including tax benefits from exercise of stock options	—	(1)	12	—	—	—	—	12,622	—	12,633	—	12,633
Repurchased	—	—	(16)	—	—	—	—	(60,466)	—	(60,482)	—	(60,482)
Restricted share-based compensation expense	—	—	—	—	—	—	—	1,957	—	1,957	—	1,957
Dividends paid	—	—	—	—	—	—	(19,466)	—	—	(19,466)	—	(19,466)
Stock option expense	—	—	—	—	—	—	—	15,807	—	15,807	—	15,807
Distributions to noncontrolling interests	(31,016)	—	—	—	—	—	—	—	—	—	(7,416)	(7,416)
Purchase of minority ownership interests in majority owned businesses	—	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—
Comprehensive income:
Net income	37,521	—	—	—	—	—	—	398,167	—	398,167	13,183	411,350
Amortization of terminated hedge (net of income tax effect of $120)	—	—	—	—	—	—	—	—	(216)	(216)	—	(216)
Unrealized derivative losses on cash flow hedges (net of income tax effect of $14,363)	—	—	—	—	—	—	—	—	(23,114)	(23,114)	—	(23,114)
Minimum pension liability (net of income tax effect of $4,691)	—	—	—	—	—	—	—	—	(7,706)	(7,706)	—	(7,706)

Subtotal—comprehensive income	37,521	—	—	—	—	—	—	398,167	(31,036)	367,131	13,183	380,314

Balance, December 31, 2011	$218,266	$66	$893	$7	$0	$0	($147,515)	$2,494,076	($51,175)	$2,296,352	$50,766	$2,347,118

See Note 1 for revision related to redeemable noncontrolling interest.

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Cash Flows from Operating Activities:
Net income	$448,870	$275,795	$304,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	295,861	223,997	204,703
Gains on sales of assets and businesses, net of losses	(452)	(1,993)	(1,346)
Stock based compensation expense	18,225	16,799	13,096
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(134,838)	22,726	(1,402)
Construction management and other receivable	—	—	29,519
Accrued interest	(3,577)	8,408	357
Accrued and deferred income taxes	85,792	132	14,930
Other working capital accounts	(28,382)	(26,437)	(18,828)
Other assets and deferred charges	37,160	11,539	6,699
Other	(1,387)	812	755
Accrued insurance expense, net of commercial premiums paid	83,612	19,739	44,314
Payments made in settlement of self-insurance claims	(82,633)	(50,173)	(55,782)

Net cash provided by operating activities	718,251	501,344	541,262

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(285,682)	(239,274)	(379,748)
Acquisition of property and businesses	(29,466)	(1,958,298)	(12,499)
Proceeds received from sales of assets and businesses	67,592	21,460	9,770
Costs incurred for purchase and implementation of electronic health records application	(38,249)	(17,971)	(7,957)

Net cash used in investing activities	(285,805)	(2,194,083)	(390,434)

Cash Flows from Financing Activities:
Reduction of long-term debt	(381,517)	(1,392,086)	(66,499)
Additional borrowings	98,100	3,266,146	26,069
Financing costs	(23,608)	(101,815)	—
Repurchase of common shares	(60,482)	(11,528)	(63,288)
Dividends paid	(19,466)	(19,422)	(16,706)
Issuance of common stock	4,779	3,594	3,290
Profit distributions to noncontrolling interests	(38,497)	(32,456)	(29,866)
Proceeds from sale of noncontrolling interests in majority owned business	—	600	—
Capital contributions from noncontrolling interests	—	—	121
Purchase of noncontrolling interests in majority owned businesses	—	—	(229)

Net cash (used in) provided by financing activities	(420,691)	1,713,033	(147,108)

Increase in cash and cash equivalents	11,755	20,294	3,720
Cash and cash equivalents, beginning of period	29,474	9,180	5,460

Cash and cash equivalents, end of period	$41,229	$29,474	$9,180

Supplemental Disclosures of Cash Flow Information:
Interest paid	$176,328	$76,900	$57,018

Income taxes paid, net of refunds	$163,029	$152,088	$155,368

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

B) Revenue Recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 37% of our net patient revenues during 2011 and 38% of our net patient revenues during each of 2010 and 2009. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs accounted for 43% of our net patient revenues during 2011 and 46% during each of 2010 and 2009.

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

We estimate our Medicare and Medicaid revenues using the latest available financial information, patient utilization data, government provided data and in accordance with applicable Medicare and Medicaid payment rules and regulations. The laws and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation and as a result, there is at least a reasonable possibility that recorded estimates will change by material amounts in the near term. Certain types of payments by the Medicare program and state Medicaid programs (e.g. Medicare Disproportionate Share Hospital, Medicare Allowable Bad Debts and Inpatient Psychiatric Services) are subject to retroactive adjustment in future periods as a result of administrative review and audit and our estimates may vary from the final settlements. Such amounts are included in accounts receivable, net, on our Consolidated Balance Sheets. The funding of both federal Medicare and state Medicaid programs are subject to legislative and regulatory changes. As such, we can not provide any assurance that future legislation and regulations, if enacted, will not have a material impact on our future Medicare and Medicaid reimbursements. Adjustments related to the final settlement of these retrospectively determined amounts did not materially impact our results in 2011, 2010 or 2009.

We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $956 million, $807 million and $671 million during 2011, 2010 and 2009, respectively.

C) Provision for Doubtful Accounts: Collection of receivables from third-party payers and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and the portion of the bill which is the patient’s responsibility, primarily co-payments and deductibles. We estimate our provisions for doubtful accounts based on general factors such as payer mix, the agings of the receivables and historical collection experience. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions which might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. At our acute care hospitals, third party liability accounts are pursued until all payment and adjustments are posted to the patient account. For those accounts with a patient balance after third party liability is finalized or accounts for uninsured patients, the patient receives statements and collection letters. Patients that express an inability to pay are reviewed for potential sources of financial assistance including our charity care policy. If the patient is deemed unwilling to pay, the account is written-off as bad debt and transferred to an outside collection agency for additional collection effort.

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

As of December 31, 2011, our accounts receivable includes $54 million due from Illinois, the collection of which has been delayed due to budgetary and funding pressures experienced by the state. Although approximately $41 million of the receivables due from Illinois have been outstanding in excess of 60 days (as of December 31, 2011), and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $253 million and $249 million at December 31, 2011 and 2010, respectively.

D) Concentration of Revenues: Our five majority owned acute care hospitals in the Las Vegas, Nevada market contributed, on a combined basis, 16% in 2011, 21% in 2010 and 22% in 2009, of our consolidated net revenues. On a combined basis, our facilities in the McAllen/Edinburg, Texas market (consisting of three acute care facilities, a children’s hospital and a behavioral health facility) contributed 5% in 2011, 6% in 2010 and 7% in 2009, of our consolidated net revenues.

E) Cash and Cash Equivalents: We consider all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

F) Property and Equipment: Property and equipment are stated at cost. Expenditures for renewals and improvements are charged to the property accounts. Replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed as incurred. We remove the cost and the related accumulated depreciation from the accounts for assets sold or retired and the resulting gains or losses are included in the results of operations. Construction-in-progress includes both construction projects and equipment not yet placed into service.

We capitalize interest expense on major construction projects while in progress. We capitalized interest on major construction projects amounting to $400,000 during 2011, $7.6 million during 2010 and $11.6 million during 2009.

Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (twenty to forty years) and equipment (three to fifteen years). Depreciation expense (excluding discontinued operations) was $268.5 million during 2011, $202.8 million during 2010 and $184.6 million during 2009.

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

H) Goodwill: Goodwill is reviewed for impairment at the reporting unit level on an annual basis or sooner if the indicators of impairment arise. Our judgments regarding the existence of impairment indicators are based on market conditions and operational performance of each reporting unit. We have designated September 1st as our annual impairment assessment date and performed an impairment assessment as of September 1, 2011 which indicated no impairment of goodwill. There were also no goodwill impairments during 2010 or 2009. Future changes in the estimates used to conduct the impairment review, including profitability and market value projections, could indicate impairment in future periods potentially resulting in a write-off of a portion or all of our goodwill.

Changes in the carrying amount of goodwill for the two years ended December 31, 2011 were as follows (in thousands):

	Acute Care Services	Behavioral Health Services	Total Consolidated
Balance, January 1, 2010	$389,845	$342,840	$732,685
Goodwill acquired during the period	510	1,895,276	1,895,786
Goodwill divested during the period	(871)	—	(871)
Adjustments to goodwill (a)	—	(37,686)	(37,686)

Balance, January 1, 2011	389,484	2,200,430	2,589,914
Adjustments to goodwill (b)	—	37,688	37,688

Balance, December 31, 2011	$389,484	$2,238,118	$2,627,602

(a)	The reduction to the Behavioral Health Services’ goodwill consists primarily of a reclassification to “assets of facilities held for sale” and represents the goodwill attributable to a legacy facility which we agreed to divest pursuant to our agreement with the Federal Trade Commission.
(b)	Consists of adjustments to prior year purchase price allocations

I) Other Assets: Other assets consist primarily of amounts related to: (i) intangible assets acquired in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010 consisting of Medicare licenses, certificates of need and contracts to manage the operations of behavioral health services owned by third-parties; (ii) prepaid fees for various software and other applications used by our hospitals; (iii) costs incurred in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities; (iv) deposits; (v) investments in various businesses, including Universal Health Realty Income Trust; (vi) the invested assets related to a deferred compensation plan that is held by an independent trustee in a rabbi-trust and that has a related payable included in other noncurrent liabilities; (vii) the estimated future payments related to physician-related contractual commitments, as discussed below, and; (viii) other miscellaneous assets. As of December 31, 2011 and 2010, other intangible assets, net of accumulated amortization, were approximately $97 million and $100 million, respectively.

J) Physician Guarantees and Commitments: As of December 31, 2011 and 2010, our accrued liabilities-other, and our other assets included $7 million and $8 million, respectively, of estimated future payments related to physician-related contractual commitments. Pursuant to contractual guarantees outstanding as of December 31, 2011 that are applicable to future years, we have $6 million of potential future financial obligations of which $4 million are potential obligations during 2012 and $2 million are potential obligations during 2013 and later.

K) Self-Insured Risks: We provide for self-insured risks, primarily general and professional liability claims and workers’ compensation claims. Our estimated liability for self-insured professional and general liability claims is based on a number of factors including, among other things, the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimate of incurred but not reported claims based on historical experience, and estimates of amounts recoverable under our commercial insurance policies. All relevant information, including our own historical experience is used in estimating the expected amount of claims. While we continuously monitor these factors, our ultimate liability for professional and general liability claims could change materially from our current estimates due to inherent uncertainties involved in making this estimate. Our estimated self-insured reserves are reviewed and changed, if necessary, at each reporting date and changes are recognized currently as additional expense or as a reduction of expense. See Note 8 for discussion of revisions to prior year general and professional liability reserves and self-insurance liability assumed in connection with our acquisition of PSI in November, 2010. Based on the results of workers’ compensation reserves analyses, we recorded reductions of prior year reserves of $4 million during 2010 and $7 million during 2009. Adjustments to prior year workers’ compensation reserves did not have a material impact on our 2011 consolidated financial statements or results of operations.

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

N) Redeemable Noncontrolling Interests and Noncontrolling Interest: Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania, the majority ownership interest of which was acquired by us as result of our acquisition of PSI in November, 2010. The redeemable noncontrolling interests balances of $218 million and $212 million as of December 31, 2011 and 2010, respectively, and the noncontrolling interests balances of $51 million and $45 million as of December 31, 2011 and 2010, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in

Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of December 31, 2011, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

O) Comprehensive Income and Accumulated Other Comprehensive Income: Comprehensive income or loss is comprised of net income, changes in unrealized gains or losses on derivative financial instruments and a pension liability.

The accumulated other comprehensive income (“AOCI”) component of stockholders’ equity includes: net unrealized gains and losses on effective cash flow hedges; and the net minimum pension liability of a non-contributory defined benefit pension plan which covers employees at one of our subsidiaries. See Note 10, “Pension Plan” for additional disclosure regarding the defined benefit pension plan.

The amounts recognized in AOCI for the two years ended December 31, 2011 were as follows (in thousands):

	Net Unrealized Gains (Losses) on Effective Cash Flow Hedges	Minimum Pension Liability	Total AOCI
Balance, January 1, 2010, net of income tax	$(5,782)	$(15,471)	$(21,253)
2010 activity:
Pre tax amount	1,060	743	1,803
Income tax effect	(408)	(281)	(689)

Change, net of income tax	652	462	1,114

Balance, December 31, 2010, net of income tax	(5,130)	(15,009)	(20,139)
2011 activity:
Pre tax amount	(37,813)	(12,397)	(50,210)
Income tax effect	14,483	4,691	19,174

Change, net of income tax	(23,330)	(7,706)	(31,036)

Balance, December 31, 2011, net of income tax	$(28,460)	$(22,715)	$(51,175)

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings.

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

Q) Stock-Based Compensation: At December 31, 2011, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2011, 2010 and 2009, there were no net excess tax benefits generated.

R) Earnings per Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted average number of common shares outstanding during the year adjusted to give effect to common stock equivalents.

The following table sets forth the computation of basic and diluted earnings per share, for the periods indicated:

	Twelve Months Ended December 31,
	2011	2010	2009
Basic and diluted:
Net Income	$448,870	$275,795	$304,247
Less: Net income attributable to noncontrolling interest	(50,703)	(45,612)	(43,874)
Less: Net income attributable to unvested restricted share grants	(521)	(918)	(1,146)

Net income attributable to UHS—basic and diluted	$397,646	$229,265	$259,227

Basic earnings per share attributable to UHS:
Weighted average number of common shares—basic	97,199	96,786	97,794

Total basic earnings per share	$4.09	$2.37	$2.65

Diluted earnings per share attributable to UHS:
Weighted average number of common shares	97,199	96,786	97,794
Net effect of dilutive stock options and grants based on the treasury stock method	1,338	1,187	481

Weighted average number of common shares and equivalents—diluted	98,537	97,973	98,275

Total diluted earnings per share	$4.04	$2.34	$2.64

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all years presented above, excludes certain outstanding stock options applicable to each year since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 1.4 million during 2011, 1,000 during 2010 and 3.6 million during 2009.

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

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $956 million during 2011 and $807 million during 2010.

The estimated cost of providing the charity services was $173 million during 2011 and $158 million during 2010. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

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

2) ACQUISITIONS AND DIVESTITURES

Year ended December 31, 2011:

2011 Acquisitions of Assets and Businesses:

During 2011, we spent $29 million on the acquisition of businesses and real property, including the following:

•

the acquisition of administrative office buildings located in Pennsylvania, Tennessee and a multi-tenant office building located in Washington D.C. (which was acquired by a limited partnership in which we hold an 80% ownership interest);

•

a deposit in connection with execution of a definitive agreement, which is subject to regulatory approvals and closing conditions, to acquire the Knapp Medical Center, including a 226-bed acute care hospital, a surgery center, physician practices and other related assets located in Weslaco, Texas, and;

•	the acquisition of a cardiology practice in Texas

The aggregate net cash expenditure related to the properties and/or businesses was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Property, plant & equipment	$35,000
Other assets/deposits	11,000
Debt	(17,000)

Cash paid in 2011 for acquisitions and deposits	$29,000

2011 Divestitures of Assets and Businesses:

During 2011, we received $68 million from the divestiture of assets and businesses, including the following:

•

the sale of three behavioral healthcare facilities (one located in Delaware and two located in Nevada) pursuant to our agreement with the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI;

•	sale of our majority ownership interest in a radiation oncology center located in Nevada, and;

•	the real property of a closed acute care hospital

The operating results for the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during 2011 and 2010 (from the November 15th dates of acquisition). Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our 2011 or 2010 consolidated financial statements, it is included as a reduction to other operating expenses. The aggregate pre-tax net gain on the divestitures of the above-mentioned facilities located in Delaware and Nevada did not have a material impact on our consolidated results of operations.

In addition, also pursuant to our agreement with the FTC in connection with our acquisition of PSI, in January, 2012, we divested the Hospital San Juan Capestrano, a 108-bed facility located in Rio Piedras, Puerto Rico. The assets and liabilities for the Hospital San Juan Capestrano are reflected as “held for sale” on our

Consolidated Balance Sheet as of December 31, 2011. The pre-tax gain on the divestiture of the Hospital San Juan Capestrano, which will not have a material impact on our 2012 consolidated results of operations, will be reflected in our consolidated results of operations during the first quarter of 2012. The assets and liabilities for each of the above-mentioned facilities were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2010.

The following table shows the results of operations for the former PSI facilities located in Delaware and Nevada, on a combined basis, which are reflected as discontinued operations (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Net revenues	$33,884	$4,155	$—
Income from discontinued operations	7,904	859	—
Gain on divestiture	442	—	—

Income from discontinued operations, before income tax expense	8,346	859	—
Income tax expense	(3,160)	(318)	—

Income from discontinued operations, net of income tax expense	$5,186	$541	$—

Year ended December 31, 2010:

2010 Acquisitions of Assets and Businesses:

During 2010, we spent $1.96 billion and assumed $1.08 billion of debt on the acquisition of businesses and real property, including the following:

•

the acquisition of PSI on November 15, 2010 for a total purchase price of $3.04 billion consisting of $1.96 billion in cash plus the assumption of approximately $1.08 billion of PSI’s debt, the majority of which has since been refinanced, and;

•

the acquisition of substantially all of the assets of an outpatient surgery center located in Florida in which we previously held a 20% minority ownership interest. The purchase price consideration in connection with this transaction, which occurred during the first quarter, consisted of acquisition of the net assets less the assumption of the outstanding liabilities and third-party debt.

The aggregate net purchase price of the facilities was allocated to assets and liabilities based on their estimated fair values as follows:

Amount (000s)
Working capital, net	$60,000
Assets held for sale	67,000
Property, plant & equipment	932,000
Goodwill	1,921,000
Other assets	132,000
Income tax assets, net of deferred tax liabilities	(14,000)
Debt	(1,082,000)
Liabilities held for sale	(1,000)
Redeemable noncontrolling interests	(5,000)
Other liabilities	(52,000)

Cash paid in 2010 for acquisitions	$1,958,000

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

3) FINANCIAL INSTRUMENTS

Fair Value Hedges:

During 2011, 2010 and 2009, we had no fair value hedges outstanding.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods the hedged transaction affects earnings. We use interest rate derivatives in our cash flow hedge transactions. Such derivatives are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability. For derivative instruments designated as cash flow hedges, the ineffective portion of the change in expected cash flows of the hedged item are recognized currently in the income statement.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2011 and 2010 and determined the hedges to be highly effective. We also determined that no portion of the hedges is ineffective and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. However, at December 31, 2011, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not anticipate nonperformance by those counterparties. We do not hold or issue derivative financial instruments for trading purposes.

During the first quarter of 2011, we entered into an interest rate cap on a total notional amount of $275 million whereby we paid a premium of $30,000 in exchange for the counterparty agreeing to pay the difference between 2.25% and three-month LIBOR if the three-month LIBOR rate rises above 2.25% during the term of the cap, which expired in December, 2011. The three-month LIBOR never reached 2.25% during the term of the cap. Therefore, no payment was made to us. We also entered into a forward starting interest rate cap on a total notional amount of $450 million from December, 2011 to December, 2012 reducing to $400 million from December, 2012 to December, 2013 whereby we paid a premium of $740,000 in exchange for the counterparty agreeing to pay the difference between 7.00% and three-month LIBOR if the three-month LIBOR rate rises above 7.00% during the term of the cap. If the three-month LIBOR does not reach 7.00% during the term of the cap, no payment is made to us.

We also entered into six additional forward starting interest rate swaps in the first quarter of 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $100 million, $25 million and $75 million became effective in December, 2011 and have fixed rates of 2.50%, 1.96% and 1.32%, and maturity dates in December, 2014, December, 2013 and December, 2012, respectively.

During the fourth quarter of 2010, we entered into three interest rate caps on a total notional amount of $1 billion whereby we paid a premium of $240,000 in exchange for the counterparties agreeing to pay the difference between 2.25% and three-month LIBOR if the three-month LIBOR rate rises above 2.25% during the term of the caps. All of these caps expired in December, 2011. The three-month LIBOR rate never rose above 2.25% during the term of the caps. Therefore, no payments were made to us. We also entered into four forward starting interest rate swaps in the fourth quarter of 2010 whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into two interest rate swaps whereby we pay a fixed rate on a total notional principal amount of $150 million and receive three-month LIBOR. Each of the two interest rate swaps had an initial notional principal amount of $75 million. The notional amount of the first interest rate swap reduced to $50 million in October, 2010.The fixed rate payable is 4.76% and it matures in October, 2012. The fixed rate payable on the second interest rate swap was 4.87% and it matured in October, 2011.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 3” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $48 million at December 31, 2011, of which $4 million is included in other current liabilities and $44 million is included in other noncurrent liabilities on the accompanying balance sheet. The fair value of our interest rate swaps was a liability of $10 million at December 31, 2010, of which $2 million is included in other current liabilities and $8 million is included in other noncurrent liabilities.

4) LONG-TERM DEBT

A summary of long-term debt follows:

	December 31,
	2011	2010
	(amounts in thousands)
Long-term debt:
Notes payable and Mortgages payable (including obligations under capitalized leases of $9,982 in 2011 and $11,962 in 2010) and term loans with varying maturities through 2038; weighted average interest at 6.1% in 2011 and 6.5% in 2010 (see Note 7 regarding capitalized leases)	$51,841	$49,355
Revolving credit and demand notes	249,600	187,500
Term Loan A, net of unamortized discount of $6,103	1,020,375	1,042,322
Term Loan B, net of unamortized discount of $19,500	1,436,772	1,576,500
Revenue bonds, interest at floating rates of 0.2% and 0.3% at December 31, 2011 and 2010, respectively, with varying maturities through 2015	5,300	5,300
Accounts receivable securitization program	240,000	204,000
6.75% Senior Secured Notes due 2011, net of the unamortized discount of $9 in 2010, and fair market value adjustment of $559 in 2010.	—	200,550
7.125% Senior Secured Notes due 2016, including unamortized net premium of $19 in 2011 and $24 in 2010	400,019	400,024
7.00% Senior Unsecured Notes due 2018	250,000	250,000

	3,653,907	3,915,551
Less-Amounts due within one year	(2,479)	(3,449)

	$3,651,428	$3,912,102

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Agreement Amendment in March, 2011 (as discussed below), we prepaid the principal amount and permanently reduced the Term Loan B commitment by $125 million. During 2011, we made scheduled principal payments of $16 million on the Term Loan B and $26 million on the Term Loan A. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 15, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

On March 15, 2011, we entered into a first amendment to the Credit Agreement (the “Amendment”) which became effective immediately and provides, among other things, for a reduction in the interest rates payable in connection with borrowings under the Credit Agreement. Upon the effectiveness of the Amendment, borrowings under the Credit Agreement bear interest at the ABR rate which is defined as the rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and Term Loan A borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and Term Loan A borrowings and ranging from 2.75% to 3.00% for Term Loan B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit and Term Loan A facilities and 2.75% under the Term Loan B facility. Upon the effectiveness of the Amendment, the minimum Eurodollar rate for the Term Loan B facility was reduced from 1.50% to 1.00%. In connection with the Amendment, we paid a fee of 1.00% of the amounts outstanding under the Term Loan B in accordance with the terms of the Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At December 31, 2011, we had $240 million of outstanding borrowings and no additional capacity pursuant to the terms of our accounts receivable securitization program.

As of December 31, 2011, we had $9 million outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings, if any, pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since they can be refinanced through available borrowings under the terms of our Credit Agreement.

As of December 31, 2011, we had an aggregate of $482 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $69 million of outstanding letters of credit and $9 million of outstanding borrowings under a short-term, on-demand credit facility.

On September 29, 2010, we issued $250 million of 7.00% senior unsecured notes (the “Unsecured Notes”) which are scheduled to mature on October 1, 2018. The Unsecured Notes were registered in April, 2011. Interest on the Unsecured Note is payable semiannually in arrears on April 1st and October 1st of each year. The Unsecured Notes can be redeemed in whole at anytime subject to a make-whole call at treasury rate plus 50 basis points prior to October 1, 2014. They are also redeemable in whole or in part at a price of: (i) 103.5% on or after October 1, 2014; (ii) 101.75% on or after October 1, 2015, and; (iii) 100% on or after October 1, 2016. These Unsecured Notes are guaranteed by a group of subsidiaries (each of which is a 100% directly owned subsidiary of Universal Health Services, Inc.) which fully and unconditionally guarantee the Unsecured Notes on a joint and several basis, subject to certain customary automatic release provisions.

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

During 2001, we issued $200 million of senior notes which have a 6.75% coupon rate and which matured and were paid in full on November 15, 2011 (the “6.75% Notes”). The interest on the 6.75% Notes was paid semiannually in arrears on May 15th and November 15th of each year.

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2015) and our 6.75% Notes (which matured in November, 2011) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

The average amounts outstanding during 2011, 2010, and 2009 are under the current and prior Credit Agreements, demand notes and accounts receivable securitization programs were $2.9 billion, $610 million and $287 million, respectively, with corresponding interest rates of 3.4%, 3.4%, and 1.7% including commitment and facility fees. The maximum amounts outstanding at any month-end were $3.03 billion in 2011, $3.11 billion in 2010, and $356 million in 2009. The effective interest rate on our current and prior Credit Agreements, accounts receivable securitization programs, and demand notes, which includes the respective interest expense, commitment and facility fees, designated interest rate swaps expense and amortization of deferred financing costs and original issue discounts, was 4.6% in 2011, 5.0% in 2010 and 3.9% in 2009.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of December 31, 2011.

The carrying values of our debt at December 31, 2011 and 2010 are reflected above. The fair values of our debt at December 31, 2011 and 2010 were $3.70 billion and $3.96, respectively. The fair value of our debt was computed based upon quotes received from financial institutions.

Aggregate maturities follow:

(000s)
2012	$2,479
2013	242,638
2014	3,970
2015	1,290,085
2016	1,840,693
Later	274,042

Total	$3,653,907

5) COMMON STOCK

In November, 2009, we declared a two-for-one stock split in the form of a 100% stock dividend which was paid on December 15, 2009 to stockholders of record as of December 1, 2009. All classes of common stock participated on a pro rata basis and, as required, references to share quantities, share prices and earnings per share for all periods presented or discussed have been adjusted to reflect the two-for-one stock split.

Dividends

Cash dividends of $.20 per share ($19 million in the aggregate) were declared and paid during each of 2011 and 2010, and $.17 per share ($17 million in the aggregate) were declared and paid during 2009.

Stock Repurchase Programs

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, a portion of which (as reflected below) remains available for purchase as of December 31, 2011. The following schedule provides information related to our stock repurchase programs for each of the three years ended December 31, 2011:

	Additional Shares Authorized For Repurchase	Total number of shares purchased(a)	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid (in thousands)	Maximum number of shares that may yet be purchased under the program
Balance as of January 1, 2009							4,713,548
2009	—	2,574,209	$0.01	2,561,209	$24.71	$63,288	2,152,339
2010	—	301,933	$0.01	293,933	$39.22	$11,528	1,858,406
2011	—	1,602,286	$0.01	1,602,286	$37.75	$60,482	256,120

Total for three year period ended December 31, 2011	—	4,478,428	$0.01	4,457,428	$30.35	$135,298

(a)	During 2010 and 2009, there were 8,000 and 13,000, respectively, of restricted shares that were forfeited by former employees pursuant to the terms of our restricted stock purchase plan which are included in the total number of shares purchased. No such forfeitures occurred during 2011.

Stock-based Compensation Plans

At December 31, 2011, we have a number of stock-based employee compensation plans. Pursuant to the FASB’s guidance, we expense the grant-date fair value of stock options and other equity-based compensation pursuant to the straight-line method over the stated vesting period of the award using the Black-Scholes option-pricing model.

The expense associated with share-based compensation arrangements is a non-cash charge. In the Consolidated Statements of Cash Flows, share-based compensation expense is an adjustment to reconcile net income to cash provided by operating activities. The applicable FASB guidance requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. During 2011, 2010 and 2009, there were no net excess tax benefits generated.

Compensation costs related to outstanding stock options were recognized as follows: (i) a pre-tax charge of $15.8 million ($9.8 million after-tax) or $.10 per diluted share during 2011; (ii) a pre-tax charge of $13.3 million ($8.3 million after-tax) or $.08 per diluted share during 2010, and; (ii) $9.9 million ($6.2 million after-tax) or $.06 per diluted share during 2009. In addition, during the years ended 2011, 2010 and 2009, compensation costs of $2.0 million ($1.2 million after-tax), $3.1 million ($2.0 million after-tax) and$2.8 million ($1.8 million after-tax) , respectively, were recognized related to restricted stock.

We adopted the 2005 Stock Incentive Plan, as amended in 2008 and 2010, (the “Stock Incentive Plan”) which replaced our Amended and Restated 1992 Stock Option Plan which expired in July of 2005. An aggregate of twenty-three million shares of Class B Common Stock has been reserved under the Stock Incentive Plan. There were 2,747,500, 82,750 and 2,400,500 stock options, net of cancellations, granted during 2011, 2010 and 2009, respectively. The per option weighted-average grant-date fair value of options granted during 2011, 2010 and 2009, was $11.62, $7.84 and $7.93, respectively. Stock options to purchase Class B Common Stock have been granted to our officers, key employees and directors under our above referenced stock option plans. All stock options were granted with an exercise price equal to the fair market value on the date of the grant. Options are exercisable ratably over a four-year period beginning one year after the date of the grant. All outstanding options expire five years after the date of the grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions derived from averaging the number of options granted during the most recent five-year period that were granted or have vestings after January 1, 2006. The 2009 weighted-average assumptions were based upon nineteen option grants, the 2010 weighted-average assumptions were based upon seventeen option grants and the 2011 weighted-average assumptions were based upon eighteen option grants.

Year Ended December 31,	2011	2010	2009
Volatility	29%	27%	28%
Interest rate	2%	3%	3%
Expected life (years)	3.5	3.6	3.6
Forfeiture rate	9%	10%	10%
Dividend yield	0.7%	0.7%	0.7%

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

The table below summarizes our stock option activity during each of the last three years:

Outstanding Options	Number of Shares	Average Option Price	Range (High-Low)
Balance, January 1, 2009	8,116,326	$22.68	$31.70 -$16.22
Granted	2,635,000	$31.18	$31.18 -$31.18
Exercised	(1,582,376)	$23.71	$29.89 -$16.22
Cancelled	(366,500)	$22.84	$29.89 -$16.22

Balance, January 1, 2010	8,802,450	$25.03	$31.70 -$16.22
Granted	94,000	$30.40	$32.28 -$30.32
Exercised	(2,000,250)	$24.87	$31.70 -$16.22
Cancelled	(301,250)	$24.91	$31.18 -$16.22

Balance, January 1, 2011	6,594,950	$25.16	$32.28 -$16.22
Granted	2,894,500	$43.66	$54.79 -$38.12
Exercised	(1,563,255)	$26.38	$32.28 -$16.22
Cancelled	(367,250)	$32.60	$46.97 -$16.22

Balance, December 31, 2011	7,558,945	$31.63	$54.79 -$16.22

Outstanding options vested and exercisable as of December 31, 2011	2,979,945	$23.82	$31.18 -$16.22

The following table provides information about unvested options for the year December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Unvested options as of January 1, 2011	3,799,250	$5.80
Granted	2,894,500	$11.62
Vested	(1,757,500)	$5.26
Cancelled	(357,250)	$8.19

Unvested options as of December 31, 2011	4,579,000	$9.50

The following table provides information about all outstanding options, and exercisable options, at December 31, 2011:

	Options Outstanding	Options Exercisable
Number	7,558,945	2,979,945
Weighted average exercise price	$31.63	$23.82
Aggregate intrinsic value as of December 31, 2011	$67,870,455	$44,833,019
Weighted average remaining contractual life	2.8	1.8

The total in-the-money value of all stock options exercised during the years ended December 31, 2011, 2010 and 2009 were $28.9 million, $26.8 million and $10.2 million, respectively.

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2011 were as follows:

	Options Outstanding			Exercisable Options		Expected to Vest Options(a)
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$16.22 – $24.45	2,642,825	$19.56	1.5	2,050,825	$20.53	537,891	$16.22
$25.32 – $29.26	29,500	26.80	1.1	17,750	26.59	10,676	27.12
$29.60 – $32.28	2,139,120	31.15	2.9	911,370	31.16	1,115,534	31.14
$38.12 – $43.67	2,728,000	43.59	4.1	—	N/A	2,478,661	43.59
$46.79 – $54.79	19,500	52.99	4.3	—	N/A	17,718	52.99

Total	7,558,945	$31.63	2.8	2,979,945	$23.82	4,160,480	$36.71

(a)	Assumes a weighted average forfeiture rate of 9.14%.

In addition to the Stock Incentive Plan, we have the following stock incentive and purchase plans: (i) the 2010 Employees’ Restricted Stock Purchase Plan (“2010 Plan”), which replaced the Second Amended and Restated 2001 Employees’ Restricted Stock Purchase Plan (“2001 Plan”), which allows eligible participants to purchase shares of Class B Common Stock at par value, subject to certain restrictions. During 2011, pursuant to the 2010 Plan, the Compensation Committee of the Board of Directors (the “Committee”) approved the issuance of 21,500 restricted shares of our Class B Common Stock at a weighted average price of $53.21 per share ($1.1 million in the aggregate) to various employees. These shares have various vesting schedules. and; (ii) a 2005 Employee Stock Purchase Plan which allows eligible employees to purchase shares of Class B Common Stock at a ten percent discount. There were 98,366, 94,955 and 138,870 shares issued pursuant to the Employee Stock Purchase Plan during 2011, 2010 and 2009, respectively. Compensation expense recorded in connection with this plan was $461,000, $339,000 and $316,000 during 2011, 2010 and 2009, respectively.

We have reserved 6.0 million shares of Class B Common Stock for issuance under these various plans (excluding terminated plans) and have issued approximately 700,000 shares, net of cancellations, pursuant to the terms of these plans (excluding terminated plans) as of December 31, 2011.

During 2011, pursuant to the 2010 Plan, the Compensation Committee of the Board of Directors (the “Committee”) approved the issuance of 21,500 restricted shares of our Class B Common Stock at a weighted average price of $53.21 per share ($1.1 million in the aggregate) to various employees. These shares have various vesting schedules. We recorded compensation expense of $198,000 during 2011 in connection with these grants. The remaining expense associated with these awards (estimated at $947,000 as of December 31, 2011) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

The 2001 Plan, as described above, expired in March, 2010. Under this plan, we had 2.4 million shares of Class B Common Stock reserved for issuance and have issued approximately 1.2 million shares, net of cancellations, pursuant to the terms of this plan as of December 31, 2010, of which 78,133 became fully vesting during 2011, 313,770 became fully vested during 2010 and 31,638 became fully vested during 2009.

During the first quarter of 2010, pursuant to the 2001 Plan and prior to its expiration, the Committee approved the issuance of 49,472 restricted shares of our Class B Common Stock at $30.32 per share ($1.5 million in the aggregate) to our Chief Executive Officer (“CEO”) and Chairman of the Board. These shares, which were issued pursuant to a provision in our CEO’s employment agreement, are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant, assuming our CEO remains employed by us. In the event that our CEO’s employment is terminated by reason of disability, death, without proper cause or due to breach of the CEO’s employment agreement by us, the vesting of these awards will occur immediately. 12,368 of these shares became fully vested in 2011. In connection with this grant, we recorded compensation expense of $375,000 and $355,000 during 2011 and 2010, respectively, and the remaining expense associated with this award (estimated at $770,000 as of December 31, 2011) will be recorded over the remaining vesting periods of the award.

During the first quarter of 2009, pursuant to the 2001 Plan, the Committee approved the issuance of 109,850 restricted shares of our Class B Common Stock at $20.26 per share ($2.2 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 27,462 and 27,463 of these shares became fully vested in 2011 and 2010, respectively. In connection with this grant, we recorded compensation expense of $556,000 during each of 2011 and 2010 and $482,000 during 2009. The remaining expense associated with this award (estimated at $630,000 as of December 31, 2011) will be recorded over the remaining vesting periods of the award.

During the first quarter of 2008, pursuant to the 2001 Plan, the Committee approved the issuance of 62,190 restricted shares of our Class B Common Stock at $24.12 per share ($1.5 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 15,546 of these shares became fully vesting during 2011 and 15,548 of these shares became fully vested in each of 2010 and 2009. In connection with this grant, we recorded compensation expense of $375,000 during each of 2011, 2010 and 2009. The remaining expense associated with this award (estimated at $15,000 as of December 31, 2011) was recorded over the remaining vesting periods of the award.

During the fourth quarter of 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 61,362 restricted shares of our Class B Common Stock at $24.45 per share ($1.5 million in the aggregate) to our CEO. These shares are scheduled to vest ratably on the first, second, third and fourth anniversary dates of the grant and are subject to the same conditions and terms as mentioned above in connection with the grant of restricted shares during the first quarter of 2010. 15,341 of these shares became fully vested in each of 2011 and 2010 and 15,340 of these shares became fully vested in each of 2009 and 2008. In connection with this grant, we recorded compensation expense of $333,000 during 2011 and $375,000 during each of 2010 and 2009.

Additionally, during 2007, pursuant to the 2001 Plan, the Committee approved the issuance of 22,250 restricted shares of our Class B Common stock at a weighted average of $29.62 per share ($659,000 in the aggregate) to various employees. These shares have various vesting schedules. We recorded compensation expense of $120,000 during 2011 and $135,000 during each of 2010 and 2009, in connection with these grants. The remaining expense associated with these awards (estimated at $42,000 as of December 31, 2011) will be recorded over the remaining vesting periods of the awards, assuming the recipients remain employed by us.

During the fourth quarter of 2006, pursuant to the 2001 Plan, the Committee approved the issuance of 247,000 restricted shares (net of cancellations) of our Class B Common Stock at $25.71 per share ($6.4 million in the aggregate) to various officers and employees. These shares became fully vested in November, 2010. In connection with this grant, we recorded compensation expense of $1.3 million and $1.5 million during 2010 and 2009, respectively.

At December 31, 2011, 31,167,268 shares of Class B Common Stock were reserved for issuance upon conversion of shares of Class A, C and D Common Stock outstanding, for issuance upon exercise of options to purchase Class B Common Stock and for issuance of stock under other incentive plans. Class A, C and D Common Stock are convertible on a share for share basis into Class B Common Stock.

In connection with the long-term incentive plans described above, we recorded compensation expense of $2.4 million in 2011, $3.5 million in 2010 and $3.2 million in 2009. Including the compensation expense recognized related to outstanding stock options of $15.8 million in 2011, $13.3 million in 2010 and $9.9 million in 2009, we recorded a total stock compensation expense of $18.2 million in 2011, $16.8 million in 2010 and $13.1 million in 2009.

6) INCOME TAXES

Components of income tax expense/(benefit) are as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$165,409	$105,077	$130,798
Foreign	300	2,555	—
State	22,901	16,547	18,976

	188,610	124,179	149,774
Deferred
Federal and foreign	53,056	26,419	18,524
State	5,800	1,704	2,177

	58,856	28,123	20,701

Total	$247,466	$152,302	$170,475

Deferred taxes are required to be classified based on the financial statement classification of the related assets and liabilities which give rise to temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010
Deferred income tax assets:
Self-insurance reserves	$115,201	$121,249
Compensation accruals	49,717	53,855
State and foreign net operating loss carryforwards and other state and foreign deferred tax assets	52,506	46,338
Other currently non-deductible accrued liabilities	19,699	19,016
Net pension liability—OCI only	13,959	9,268
Doubtful accounts and other reserves	17,345	31,046
Other combined items—OCI only	17,684	3,196

	286,111	283,968
Less: Valuation Allowance	(42,143)	(32,352)

Net deferred income tax assets:	243,968	251,616
Deferred income tax liabilities:
Depreciable and amortizable assets	(342,655)	(299,566)
Other deferred tax liabilities	(2,581)	(4,570)

Net deferred income tax liabilities	$(101,268)	$(52,520)

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for each of the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands):

	2011	2010	2009
Provision for income taxes	$247,466	$152,302	$170,475
Income before income taxes	696,336	428,097	474,722

Effective tax rate	35.5%	35.6%	35.9%

Impacting the effective tax rates during 2011 was approximately $1 million favorable discrete tax item recorded to adjust the estimated liabilities for uncertain tax positions. Impacting the effective tax rates during 2010 were the following items: (i) $5 million unfavorable discrete tax item recorded to adjust the non-deductible portion of certain transaction costs incurred during 2010 in connection with our acquisition of PSI; (ii) a $4 million unfavorable discrete tax item recorded to adjust for the non-deductible, $9 million charge incurred from split-dollar life insurance agreements entered into during 2010 on the lives of our chief executive officer and his wife, partially offset by; (iii) a $4 million favorable discrete tax item recorded during 2010 to adjust the estimated non-deductible portion of the previously disclosed South Texas Health System settlement with the government based upon the final agreement.

A reconciliation between the federal statutory rate and the effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.9	3.1	3.2
Nondeductible transaction costs	—	1.3	—
Other items	0.4	0.4	1.4
Impact of income attributable to noncontrolling interests	(2.8)	(4.2)	(3.7)

Effective tax rate	35.5%	35.6%	35.9%

Included in “Other current assets” on our Consolidated Balance Sheet are prepaid federal, foreign, and state income taxes amounting to approximately $25 million and $51 million as of December 31, 2011 and 2010, respectively.

The net deferred tax assets and liabilities are comprised as follows (amounts in thousands):

	Year Ended December 31,
	2011	2010
Current deferred taxes
Assets	$109,297	$123,362
Liabilities	(973)	(2,528)

Total deferred taxes-current	108,324	120,834

Noncurrent deferred taxes
Assets	135,189	128,254
Liabilities	(344,781)	(301,608)

Total deferred taxes-noncurrent	(209,592)	(173,354)

Total deferred tax liabilities	$(101,268)	$(52,520)

The assets and liabilities classified as current relate primarily to the allowance for uncollectible patient accounts, compensation-related accruals and the current portion of the temporary differences related to self- insurance reserves. At December 31, 2011, state net operating loss carryforwards (expiring in years 2012 through 2031), and credit carryforwards available to offset future taxable income approximated $881 million, representing approximately $44 million in deferred state tax benefit (net of the federal benefit). At December 31, 2011, related to the acquisition of PSI, there were federal net operating losses of approximately $2 million expiring in 2022 representing approximately $1 million in deferred federal tax benefits and foreign net operating loss carryforwards of approximately $8 million expiring through 2021 representing approximately $3 million in deferred foreign tax benefit.

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on available evidence, it is more likely than not that certain of our state tax benefits will not be realized. Therefore, valuation allowances of approximately $39 million and $28 million have been reflected as of December 31, 2011 and 2010, respectively. During 2011, the valuation allowance on these state tax benefits increased by approximately $11 million due to additional net operating losses incurred. In addition, valuation allowances of approximately $3 million and $4 million have been reflected as of December 31, 2011 and 2010, respectively, related to foreign net operating losses.

We adopted the provisions of Accounting for Uncertainty in Income Taxes effective January 1, 2007. During 2011 and 2010, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were increased in the amount of approximately $1 million and $3 million, respectively, due to tax positions taken in the current and prior years. The increase in 2010 is primarily attributable to tax positions taken by PSI on pre-acquisition tax return years. Also during 2011, the estimated liabilities for uncertain tax positions (including accrued interest and penalties) were reduced due to the lapse of the statute of limitations resulting in a net income tax benefit of approximately $2 million. The balance at each of December 31, 2011 and 2010, if subsequently recognized, that would favorably affect the effective tax rate and the provision for income taxes is approximately $5 million.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of December 31, 2011 and 2010, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2008 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging for 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months. It is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months however it is anticipated that any such change, if it were to occur, would not have a material impact on our results of operations.

The tabular reconciliation of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (amounts in thousands).

	As of December 31,
	2011	2010	2009
Balance at January 1,	$7,923	$5,754	$3,759
Additions based on tax positions related to the current year	750	1,219	750
Additions for tax positions of prior years	419	2,076	1,245
Reductions for tax positions of prior years	(1,628)	(907)	—
Settlements	(61)	(219)	—

Balance at December 31,	$7,403	$7,923	$5,754

7) LEASE COMMITMENTS

Four of our hospital facilities are held under operating leases with Universal Health Realty Income Trust with terms expiring in 2014 and 2016 (see Note 9 for additional disclosure). We also lease the real property of certain facilities acquired by us in connection with the acquisition of PSI in November, 2010 (see Item 2. Properties for additional disclosure).

A summary of property under capital lease follows (amounts in thousands):

	As of December 31,
	2011	2010
Land, buildings and equipment	$37,037	$38,712
Less: accumulated amortization	(35,264)	(35,627)

	$1,773	$3,085

Future minimum rental payments under lease commitments with a term of more than one year as of December 31, 2011, are as follows (amounts in thousands):

Year	Capital Leases	Operating Leases
	(000s)
2012	$2,425	$58,388
2013	2,277	42,717
2014	1,299	32,777
2015	1,212	26,806
2016	1,077	21,687
Later years	7,787	24,053

Total minimum rental	$16,077	$206,428

Less: Amount representing interest	(6,095)

Present value of minimum rental commitments	9,982
Less: Current portion of capital lease obligations	(1,680)

Long-term portion of capital lease obligations	$8,302

In the ordinary course of business, our facilities routinely lease equipment pursuant to month-to-month lease arrangements that will likely result in future lease & rental expense in excess of the amounts indicated above. Capital lease obligations of $7.1 million in 2010 and $700,000 in 2009 were incurred when we assumed capital lease obligations upon the acquisition of facilities or entered into capital leases for new equipment. We incurred no additional capital lease obligations during 2011.

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

As of December 31, 2011, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $292 million, of which $60 million is included in current liabilities. As of December 31, 2010, the total accrual for our professional and general liability claims was $289 million, of which $60 million is included in other current liabilities.

Based upon the results of reserve analyses, we recorded reductions to our professional and general liability self-insurance reserves (relating to prior years) amounting to $11 million during 2011, $49 million during 2010 and $23 million during 2009. The favorable change recorded during 2011 consisted primarily of third-party recoveries and reserve reductions in connection with PHICO–related claims which we became liable for upon PHICO’s (a former commercial insurance carrier) liquidation in 2002. The favorable changes in our estimated future claims payments recorded during 2010 and 2009 were due to: (i) an increased weighting given to company-specific metrics (to 75% from 50%), and decreased general industry metrics (to 25% from 50%), related to projected incidents per exposure, historical claims experience and loss development factors; (ii) historical data which measured the realized favorable impact of medical malpractice tort reform experienced in several states in which we operate, and; (iii) a decrease in claims related to certain higher risk specialties (such as obstetrical) due to a continuation of the company-wide patient safety initiative undertaken during the last several years. As the number of our facilities and our patient volumes have increased, thereby providing for a statistically significant data group, and taking into consideration our long-history of company-specific risk management programs and claims experience, our reserve analyses have included a greater emphasis on our historical professional and general liability experience which has developed favorably as compared to general industry trends.

Property Insurance

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

Our property insurance coverage is scheduled for renewal on June 1, 2012. Due to an increase in property losses experienced nationwide in recent years, the cost of commercial property insurance has increased. As a result, catastrophic coverage for earthquake and flood has been limited to annual aggregate losses (as opposed to per occurrence losses). Given these insurance market conditions, there can be no assurance that a continuation of these unfavorable trends, or a sharp increase in uninsured property losses sustained by us, will not have a material adverse effect on our future results of operations.

Legal Proceedings

U.S. v. Marion and UHS:

In November, 2009, the United States Department of Justice (“DOJ”) and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC (“Marion”) and Keystone Education and Youth Services, LLC (“Keystone”). The intervention by the DOJ followed the issuance of a series of subpoenas from the Office of the Inspector General for the Department of Health and Human Services seeking documents related to the treatment of Medicaid beneficiaries at Marion. The amended complaint filed by the DOJ and Virginia Attorney General alleged causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint alleging employment and retaliation claims as well as false claim act violations. During the third quarter of 2011, we reached an agreement in principle to settle all of the claims. We have established a reserve in connection with this matter which did not have a material impact on our results of operations for any of the periods presented herein. Should we be unable to finalize a definitive settlement agreement in this matter, we will continue to defend ourselves vigorously against the government’s and the former employees’ allegations. There can be no assurance that we will prevail should this matter be litigated.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a wholly-owned subsidiary of ours, has been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements pertaining to the operation of non-public schools. We deny liability and intend to defend this case vigorously. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

Two Rivers Psychiatric Hospital:

On April 11, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. On April 22, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. On May 17, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. CMS will conduct an initial survey of Two Rivers, expected to occur in early 2012, to determine if the Medicare conditions of participation have been met. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the years ended December 31, 2011 or 2010.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheet as of December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability in this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

Department of Justice Investigation of Sierra Vista:

In 2009, Sierra Vista Hospital in Sacramento, California learned of an investigation by the U.S. Department of Justice (“DOJ”) relating to Medicare services provided by the facility. The DOJ ultimately notified the facility that with respect to partial hospitalization and outpatient services, the DOJ believed that the medical record documentation did not adequately support the claims submitted for reimbursement by Medicare. We reached a tentative financial settlement with the DOJ which is subject to the negotiation of a definitive settlement agreement. As part of that agreement, the facility will be subject to a corporate integrity agreement. The reserve established in connection with this matter did not have a material impact on our consolidated financial statements.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, was not material to our consolidated financial position or results of operations.

General:

The healthcare industry is subject to numerous laws and regulations which include, among other things, matters such as government healthcare participation requirements, various licensure, certifications, and accreditations, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Government action has increased with respect to investigations and/or allegations concerning possible violations of fraud and abuse and false claims statutes and/or regulations by healthcare providers. Currently, and from time to time, some of our facilities are subjected to inquiries and/or actions and receive notices of potential non-compliance of laws and regulations from various federal and state agencies. Providers that are found to have violated these laws and regulations may be excluded from participating in government healthcare programs, subjected to potential licensure, certification, and/or accreditation revocation, subjected to fines or penalties or required to repay amounts received from the government for previously billed patient services. We monitor all aspects of our business and have developed a comprehensive ethics and compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. Because the law in this area is complex and constantly evolving, governmental investigation or litigation may result in interpretations that are inconsistent with industry practices, including ours. Although we believe our policies, procedures and practices comply with governmental regulations, there is no assurance that we will not be faced with sanctions, fines or penalties in connection with such inquiries or actions, including with respect to the investigations and other matters discussed herein. Even if we were to ultimately prevail, such inquiries and/or actions could have a material adverse effect on us.

The outcome of any current or future litigation or governmental or internal investigations, including the matters described above, cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be imposed at the discretion of federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding the matters specifically described above because the inherently unpredictable nature of legal proceedings may be exacerbated by various factors, including, but not limited to: (i) the damages sought in the proceedings are unsubstantiated or indeterminate; (ii) discovery is not complete; (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties, or; (vii) there is a wide range of potential outcomes. It is possible that the outcome of these matters could have a material adverse impact on our future results of operations, financial position, cash flows and, potentially, our reputation.

In addition, various suits and claims arising against us in the ordinary course of business are pending. In the opinion of management, the outcome of such claims and litigation will not materially affect our consolidated financial position or results of operations.

In addition to our long-term debt obligations as discussed in Note 4-Long-Term Debt and our operating lease obligations as discussed in Note 7-Lease Commitments, we have various other contractual commitments outstanding as of December 31, 2011 as follows: (i) other combined estimated future purchase obligations of $130 million related to a long-term contract with third-parties consisting primarily of certain revenue cycle data processing services for our acute care facilities ($58 million), expected costs to be paid to a third-party vendor in connection with the purchase and implementation of an electronic health records application for each of our acute care facilities ($66 million) and estimated minimum liabilities for physician commitments expected to be paid in the future ($6 million), and; (ii) combined estimated future payments of $227 million related to our non-contributory, defined benefit pension plan ($212 million consisting of estimated payments through 2088) and other retirement plan liabilities ($15 million).

As of December 31, 2011 we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds. Our outstanding letters of credit and surety bonds as of December 31, 2011 totaled $79 million consisting of: (i) $62 million related to our self-insurance programs, and; (ii) $17 million of other debt and public utility guarantees.

9) RELATIONSHIP WITH UNIVERSAL HEALTH REALTY INCOME TRUST AND RELATED PARTY TRANSACTIONS

Relationship with Universal Health Realty Income Trust:

At December 31, 2011, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying consolidated statements of income, of approximately $2.0 million during 2011, $1.8 million during 2010 and $1.6 million during 2009.

Our pre-tax share of income from the Trust was $4.6 million during 2011, $1.0 million during 2010 and $1.1 million during 2009, and is included in net revenues in the accompanying consolidated statements of income for each year. Included in our share of the Trust’s income for 2011 was approximately $3.7 million related to our share of the following: (i) an aggregate gain realized by the Trust during 2011 in connection with the sale of medical office buildings by various limited liability companies (“LLCs”) in which the Trust formerly held noncontrolling, majority ownership interests; (ii) an aggregate gain recorded by the Trust during 2011 in connection with its purchases of third-party minority ownership interests in various LLCs in which the Trust formerly held noncontrolling majority ownership interests (the Trust now owns 100% of each of these entities), partially offset by; (iii) a provision for asset impairment recorded by the Trust during 2011 in connection with a medical office building located in Atlanta, Georgia.

The carrying value of our investment in the Trust was $9.9 million and $7.3 million at December 31, 2011 and 2010, respectively, and is included in other assets in the accompanying consolidated balance sheets. The market value of our investment in the Trust was $30.7 million at December 31, 2011 and $28.8 million at December 31, 2010, based on the closing price of the Trust’s stock on the respective dates.

Total rent expense under the operating leases on the four hospital facilities with the Trust (as discussed below) was $16.3 million during 2011, $16.2 million during 2010 and $16.3 million during 2009. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% of the ownership interest or various noncontrolling, majority ownership interests.

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

Pursuant to the terms of the leases with the Trust, we have the option to renew the leases at the lease terms described above by providing notice to the Trust at least 90 days prior to the termination of the then current term. In addition, we have rights of first refusal to: (i) purchase the respective leased facilities during and for 180 days after the lease terms at the same price, terms and conditions of any third-party offer, or; (ii) renew the lease on the respective leased facility at the end of, and for 180 days after, the lease term at the same terms and conditions pursuant to any third-party offer. We also have the right to purchase the respective leased facilities at the end of the lease terms or any renewal terms at their appraised fair market value as well as purchase any or all of the four leased hospital properties at their appraised fair market value upon one month’s notice should a change of control of the Trust occur.

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

Split-dollar Life Insurance Agreements:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. During 2011, we paid approximately $1.4 million in premium payments and during the fourth quarter of 2010, we paid approximately $6 million in premium payments. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2011. Included in our financial statements during 2010, was a pre-tax and after-tax expense of $9 million recorded during the fourth quarter of 2010 representing the present value of our projected premium funding commitment over the terms of the policies.

Other Related Party Transactions:

A member of our Board of Directors and member of the Executive Committee is Of Counsel to the law firm used by us as our principal outside counsel. This Board member is also the trustee of certain trusts for the benefit of our CEO and his family. This law firm also provides personal legal services to our CEO.

10) PENSION PLAN

We maintain contributory and non-contributory retirement plans for eligible employees. Our contributions to the contributory plan amounted to $21.7 million, $20.8 million and $20.4 million in 2011, 2010 and 2009, respectively. The non-contributory plan is a defined benefit pension plan which covers employees of one of our subsidiaries. The benefits are based on years of service and the employee’s highest compensation for any five years of employment. Our funding policy is to contribute annually at least the minimum amount that should be funded in accordance with the provisions of ERISA.

The following table shows the reconciliation of the defined benefit pension plan as of December 31, 2011 and 2010:

	2011	2010
	(000s)
Change in plan assets:
Fair value of plan assets at beginning of year	$73,402	$61,451
Actual return (loss) on plan assets	5,689	10,027
Employer contributions	14,065	6,657
Benefits paid	(4,541)	(4,256)
Administrative expenses	(675)	(477)

Fair value of plan assets at end of year	$87,940	$73,402
Change in benefit obligation:
Benefit obligation at beginning of year	$93,513	$85,476
Service cost	1,162	1,140
Interest cost	5,047	4,958
Benefits paid	(4,541)	(4,256)
Actuarial (gain) loss	13,265	6,195

Benefit obligation at end of year	$108,446	$93,513

Amounts recognized in the Consolidated Balance Sheet:
Other noncurrent liabilities	20,506	20,110

Total liability at end of year	$20,506	$20,110

Additional year end information for Pension Plan
Projected benefit obligation	$108,446	$93,513
Accumulated benefit obligation	106,609	91,559
Fair value of plan assets	87,940	73,402

	2011	2010	2009
	(000s)
Components of net periodic cost (benefit)
Service cost	$1,162	$1,140	$1,191
Interest cost	5,047	4,958	4,834
Expected return on plan assets	(6,566)	(5,151)	(3,927)
Recognized actuarial loss	2,427	2,538	4,676

Net periodic cost	$2,070	$3,485	$6,774

	2011	2010
Measurement Dates
Benefit obligations	12/31/2011	12/31/2010
Fair value of plan assets	12/31/2011	12/31/2010

	2011	2010
Weighted average assumptions as of December 31
Discount rate	4.40%	5.54%
Rate of compensation increase	4.00%	4.00%

	2011	2010	2009
Weighted-average assumptions for net periodic benefit cost calculations
Discount rate	5.54%	5.96%	5.87%
Expected long-term rate at return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $106,609 and $91,559 as of December 31, 2011 and 2010, respectively. The accumulated benefit obligation exceeded the fair value of plan assets as of December 31, 2011 and 2010. In 2011 and 2010, the accrued pension cost is included in non-current liabilities in the accompanying Consolidated Balance Sheet. We estimate that there will be $4,219 of net loss that will be amortized from accumulated other comprehensive income over the next fiscal year.

Our pension plans assets were $87,940 and $73,402 at December 31, 2011 and 2010, respectively. The market values of our pension plan assets at December 31, 2011 and December 31, 2010 by asset category are as follows:

December 31, 2011	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$18,921	$—	$18,921	$—
U.S. Mid Cap	1,281	—	1,281	—
U.S. Small-Mid Cap	6,332	—	6,332	—
U.S. Small Cap	1,282	—	1,282	—
International Developed	8,692	—	8,692	—
Emerging Markets	3,123	—	3,123	—
Fixed income:
Long Duration Fixed Income	44,587	—	44,587	—
Real Estate:
REIT Fund	3,269	—	3,269	—
Tangible Assets:
Commodities	—	—	—	—
Cash/Currency:
Cash Equivalents	453	—	453	—

Total market value	$87,940	$—	$87,940	$—

December 31, 2010	Total	Level 1	Level 2	Level 3
Equities:
U.S. Large Cap	$22,010	$—	$22,010	$—
U.S. Mid Cap	1,468	—	1,468	—
U.S. Small-Mid Cap	6,295	—	6,295	—
U.S. Small Cap	1,471	—	1,471	—
International Developed	10,353	—	10,353	—
Emerging Markets	3,709	—	3,709	—
Fixed income:
Core Fixed Income	11,542	—	11,542	—
Long Duration Fixed Income	11,421	—	11,421	—
Real Estate:
REIT Fund	3,740	—	3,740	—
Tangible Assets:
Commodities	—	—	—	—
Cash/Currency:
Cash Equivalents	1,393	—	1,393	—

Total market value	$73,402	$—	$73,402	$—

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The following table shows expected benefit payments for the years ended December 31, 2011 through 2021 for our defined pension plan. There will be benefit payments under this plan beyond 2021.

Estimated Future Benefit Payments (000s)
2012	$5,100
2013	5,400
2014	5,664
2015	5,895
2016	6,117
2017-2021	33,216

Total	$61,392

	2011	2010
Plan Assets
Asset Category
Equity securities	45%	62%
Fixed income securities	50%	31%
Other	5%	7%

Total	100%	100%

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

	Policy	As of 12/31/11	Permitted Range
Total Equity	46%	45%	43-49%
Total Fixed Income	50%	50%	45-55%
Other	4%	5%	0-10%

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

11) SEGMENT REPORTING

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of our Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents for each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in this Annual Report on Form 10-K for the year ended December 31, 2011.

2011	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$12,025,664	$5,529,205	—	$17,554,869
Gross outpatient revenues	$5,629,420	$608,785	$53,240	$6,291,445
Total net revenues	$4,071,570	$3,401,118	$27,510	$7,500,198
Income (loss) before income taxes	$351,917	$732,674	($388,255)	$696,336
Total assets	$2,852,549	$4,383,432	$429,264	$7,665,245

2010	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$10,890,171	$2,566,366	—	$13,456,537
Gross outpatient revenues	$4,771,070	$350,192	$49,245	$5,170,507
Total net revenues	$3,901,815	$1,635,455	$30,915	$5,568,185
Income (loss) before income taxes	$363,427	$353,203	($288,533)	$428,097
Total assets	$2,755,697	$4,360,710	$411,529	$7,527,936

2009	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Dollar amounts in thousands)
Gross inpatient revenues	$9,901,032	$2,075,141	—	$11,976,173
Gross outpatient revenues	$4,100,427	$282,473	$62,353	$4,445,253
Total net revenues	$3,810,828	$1,315,029	$76,522	$5,202,379
Income (loss) before income taxes	$386,208	$281,541	($193,027)	$474,722
Total assets	$2,748,175	$998,508	$217,780	$3,964,463

12) QUARTERLY RESULTS (unaudited)

The following tables summarize the quarterly financial data for the two years ended December 31, 2011 and 2010:

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share amounts)
Net revenues	$1,910,528	$1,902,234	$1,848,662	$1,838,774	$7,500,198
Net income	$129,987	$116,034	$94,842	$108,007	$448,870
Less: Net income attributable to noncontrolling interests	$15,794	$12,385	$9,788	$12,736	$50,703

Net income attributable to UHS	$114,193	$103,649	$85,054	$95,271	$398,167

Earnings per share attributable to UHS-Basic:

Total basic earnings per share	$1.17	$1.06	$0.87	$0.99	$4.09

Earnings per share attributable to UHS-Diluted:

Total diluted earnings per share	$1.15	$1.04	$0.86	$0.98	$4.04

The 2011 quarterly financial data presented above includes the following:

Fourth Quarter:

•

(i) a favorable $10.4 million pre-tax reduction ($6.4 million, or $.07 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2011, as discussed in Self-Insured Risks.

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

The 2010 quarterly financial data presented above includes the following:

Second Quarter:

•

(i) a favorable $16.4 million pre-tax reduction ($10.2 million, or $.10 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2010, as discussed in Self-Insured Risks, and; (ii) $18.2 million of pre-tax transaction costs ($11.3 million, or $.11 per diluted share, net of taxes) recorded in connection with our acquisition of Psychiatric Solutions, Inc. (“PSI”) and;

Third Quarter:

•

(i) $3.9 million of pre-tax transaction costs ($2.4 million, or $.02 per diluted share, net of taxes) recorded in connection with our acquisition of “PSI” and; (ii) a favorable $4.3 million ($.04 per diluted share) discrete tax item recorded in connection with a settlement payment made to the government in connection with the investigation of our South Health Systems affiliates, and;

Fourth Quarter:

•

(i) a favorable $32.6 million pre-tax reduction ($17.9 million, or $.18 per diluted share, net of taxes) to our professional and general liability self-insurance reserves relating to years prior to 2010, as discussed in Self-Insured Risks, and; (ii) $31.1 million of pre-tax transaction costs ($24.9 million, or $.25 per diluted share, net of taxes) recorded in connection with our acquisition of “PSI” and; (iii) an unfavorable $6.7 million pre-tax ($4.1 million, or .$04 per diluted share, net of taxes) charge to write-off certain costs related to an acute care hospital construction project and; (iv) an unfavorable $9.2 million ($.09 per diluted share) charge in connection with split-dollar life insurance agreements on the lives of our Chief Executive Officer and his wife.

13) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Certain of our senior notes are guaranteed by a group of subsidiaries (the “Guarantors”). The Guarantors, each of which is a 100% directly owned subsidiary of Universal Health Services, Inc., fully and unconditionally guarantee the senior notes on a joint and several basis, subject to certain customary automatic release provisions.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues	$0	$5,046,459	$2,480,215	$(26,476)	$7,500,198

Operating charges:
Salaries, wages and benefits	0	2,433,871	961,096	0	3,394,967
Other operating expenses	200	949,475	460,692	(24,687)	1,385,680
Supplies expense	0	514,574	307,237	0	821,811
Provision for doubtful accounts	0	356,976	256,643	0	613,619
Depreciation and amortization	0	215,697	79,531	0	295,228
Lease and rental expense	0	62,118	31,436	(1,789)	91,765

	200	4,532,711	2,096,635	(26,476)	6,603,070

Income from operations	(200)	513,748	383,580	0	897,128
Interest expense	195,404	90,417	(85,029)	0	200,792
Interest (income) expense, affiliate	0	87,205	(87,205)	0	0
Equity in net income of consolidated affiliates	(518,797)	(157,009)	0	675,806	0

Income before income taxes	323,193	493,135	555,814	(675,806)	696,336
Provision for income taxes	(74,974)	164,666	157,774	0	247,466

Net income	398,167	328,469	398,040	(675,806)	448,870
Less: Income attributable to noncontrolling interests	0	0	50,703	0	50,703

Net income attributable to UHS	$398,167	$328,469	$347,337	$(675,806)	$398,167

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues	$648	$3,631,814	$1,983,060	$(47,337)	$5,568,185

Operating charges:
Salaries, wages and benefits	0	1,670,276	752,826	0	2,423,102
Other operating expenses	(255)	670,043	381,689	(46,189)	1,005,288
Supplies expense	0	438,901	294,192	0	733,093
Provision for doubtful accounts	0	290,152	256,757	0	546,909
Depreciation and amortization	0	154,597	69,318	0	223,915
Lease and rental expense	0	50,455	27,654	(1,148)	76,961
Transaction costs	0	53,220	0	0	53,220

	(255)	3,327,644	1,782,436	(47,337)	5,062,488

Income from operations	903	304,170	200,624	0	505,697
Interest expense, net	70,283	6,729	588	0	77,600
Interest (income) expense, affiliate	0	60,876	(60,876)	0	0
Equity in net income of consolidated affiliates	(271,944)	(134,760)	0	406,704	0

Income before income taxes	202,564	371,325	260,912	(406,704)	428,097
Provision for income taxes	(27,619)	134,547	45,374	0	152,302

Net income	230,183	236,778	215,538	(406,704)	275,795
Less: Income attributable to noncontrolling interests	0	0	45,612	0	45,612

Net income attributable to UHS	$230,183	$236,778	$169,926	$(406,704)	$230,183

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 (amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues	$980	$3,322,936	$1,902,618	$(24,155)	$5,202,379
Operating charges:
Salaries, wages and benefits	0	1,492,008	712,414	0	2,204,422
Other operating expenses	140	631,659	386,405	(23,281)	994,923
Supplies expense	0	411,074	288,175	0	699,249
Provision for doubtful accounts	0	265,223	243,380	0	508,603
Depreciation and amortization	0	140,223	64,480	0	204,703
Lease and rental expense	0	45,366	26,831	(2,250)	69,947

	140	2,985,553	1,721,685	(25,531)	4,681,847

Income from operations	840	337,383	180,933	1,376	520,532
Interest expense, net	40,555	2,870	1,009	1,376	45,810
Interest (income) expense, affiliate	1,628	47,744	(49,372)	0	0
Equity in net income of consolidated affiliates	(286,714)	(125,784)	0	412,498	0

Income before income taxes	245,371	412,553	229,296	(412,498)	474,722
Provision for income taxes	(15,002)	149,229	36,248	0	170,475

Net income	260,373	263,324	193,048	(412,498)	304,247
Less: Income attributable to noncontrolling interests	0	0	43,874	0	43,874

Net income attributable to UHS	$260,373	$263,324	$149,174	$(412,498)	$260,373

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$33,221	$8,008	$0	$41,229
Accounts receivable, net	8,891	663,593	297,318	0	969,802
Supplies	0	59,467	37,308	0	96,775
Other current assets	33,057	56,864	9,938	0	99,859
Deferred income taxes	67,189	41,755	322	(942)	108,324
Current assets held for sale	0	48,916	0	0	48,916

Total current assets	109,137	903,816	352,894	(942)	1,364,905

Investments in subsidiaries	5,213,573	1,181,849	0	(6,395,422)	0
Intercompany receivable	669,112	0	74,155	(743,267)	0
Intercompany note receivable	0	0	1,148,839	(1,148,839)	0

Property and equipment	0	3,650,025	1,456,135	0	5,106,160
Less: accumulated depreciation	0	(1,184,283)	(633,897)	0	(1,818,180)

	0	2,465,742	822,238	0	3,287,980

Other assets:
Goodwill	820	2,132,103	494,679	0	2,627,602
Deferred charges	103,434	5,972	2,374	0	111,780
Other	10,412	241,107	21,459	0	272,978

	$6,106,488	$6,930,589	$2,916,638	$(8,288,470)	$7,665,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$1,133	$1,346	$0	$2,479
Accounts payable and accrued liabilities	14,201	616,026	201,898	0	832,125
Current liabilities held for sale	0	2,329	0	0	2,329
Federal and state taxes	0	0	620	(620)	0

Total current liabilities	14,201	619,488	203,864	(620)	836,933

Intercompany payable	0	743,267	0	(743,267)	0
Other noncurrent liabilities	49,840	249,033	103,035	0	401,908
Long-term debt	3,594,182	3,616	53,630	0	3,651,428
Intercompany note payable	0	1,148,839	0	(1,148,839)	0
Deferred income taxes	151,913	58,001	0	(322)	209,592

Redeemable noncontrolling interests	0	0	218,266	0	218,266

UHS common stockholders’ equity	2,296,352	4,108,345	2,287,077	(6,395,422)	2,296,352
Noncontrolling interest	0	0	50,766	0	50,766

Total equity	2,296,352	4,108,345	2,337,843	(6,395,422)	2,347,118

	$6,106,488	$6,930,589	$2,916,638	$(8,288,470)	$7,665,245

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$21,385	$8,089	$0	$29,474
Accounts receivable, net	10,646	561,869	265,305	0	837,820
Supplies	0	57,069	37,261	0	94,330
Other current assets	51,161	69,903	8,996	0	130,060
Deferred income taxes	82,416	55,927	322	(17,831)	120,834
Current assets held for sale	0	109,781	8,817	0	118,598

Total current assets	144,223	875,934	328,790	(17,831)	1,331,116

Investments in subsidiaries	4,694,776	1,024,840	0	(5,719,616)	0
Intercompany receivable	1,056,839	939,667	0	(1,996,506)	0
Intercompany note receivable	0	0	3,071,860	(3,071,860)	0

Property and equipment	0	3,492,263	1,361,709	0	4,853,972
Less: accumulated depreciation	0	(1,029,609)	(571,396)	0	(1,601,005)

	0	2,462,654	790,313	0	3,252,967

Other assets:
Goodwill	820	2,153,366	435,728	0	2,589,914
Deferred charges	101,582	6,749	329	0	108,660
Other	7,612	214,694	22,973	0	245,279

	$6,005,852	$7,677,904	$4,649,993	$(10,805,813)	$7,527,936

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$559	$1,357	$1,533	$0	$3,449
Accounts payable and accrued liabilities	16,318	514,225	288,791	0	819,334
Current liabilities held for sale	0	3,343	173	0	3,516
Federal and state taxes	16,886	0	623	(17,509)	0

Total current liabilities	33,763	518,925	291,120	(17,509)	826,299

Intercompany payable	0	0	1,996,506	(1,996,506)	0
Other noncurrent liabilities	13,672	252,568	114,409	0	380,649
Long-term debt	3,855,810	4,834	51,458	0	3,912,102
Intercompany note payable	0	3,071,860	0	(3,071,860)	0
Deferred income taxes	123,835	49,841	0	(322)	173,354

Redeemable noncontrolling interests	0	0	211,761	0	211,761

UHS common stockholders’ equity	1,978,772	3,779,876	1,939,740	(5,719,616)	1,978,772
Noncontrolling interest	0	0	44,999	0	44,999

Total equity	1,978,772	3,779,876	1,984,739	(5,719,616)	2,023,771

	$6,005,852	$7,677,904	$4,649,993	$(10,805,813)	$7,527,936

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$(4,990)	$518,462	$204,779	$0	$718,251

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(226,848)	(58,834)	0	(285,682)
Proceeds received from sale of assets and businesses	0	0	67,592	0	67,592
Acquisition of property and businesses	0	0	(29,466)	0	(29,466)
Costs incurred for purchase and development of electronic health records application	0	(38,249)	0	0	(38,249)

Net cash used in investing activities	0	(265,097)	(20,708)	0	(285,805)

Cash Flows from Financing Activities:
Reduction of long-term debt	(382,060)	(1,442)	1,985	0	(381,517)
Additional borrowings	98,100	0	0	0	98,100
Financing costs	(23,608)	0	0	0	(23,608)
Repurchase of common shares	(60,482)	0	0	0	(60,482)
Dividends paid	(19,466)	0	0	0	(19,466)
Issuance of common stock	4,779	0	0	0	4,779
Profit distributions to noncontrolling interests	0	0	(38,497)	0	(38,497)
Changes in intercompany balances with affiliates, net	387,727	(240,087)	(147,640)	0	0

Net cash (used in) provided by financing activities	4,990	(241,529)	(184,152)	0	(420,691)

Increase (decrease) in cash and cash equivalents	0	11,836	(81)	0	11,755
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$33,221	$8,008	$0	$41,229

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$(139,226)	$342,633	$297,937	$0	$501,344

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(186,967)	(52,307)	0	(239,274)
Acquisition of property and businesses	0	(1,958,904)	606	0	(1,958,298)
Proceeds received from sale of assets and businesses	0	21,460	0	0	21,460
Costs incurred for purchase and development of electronic health records application	0	(17,971)	0	0	(17,971)

Net cash used in investing activities	0	(2,142,382)	(51,701)	0	(2,194,083)

Cash Flows from Financing Activities:
Reduction of long-term debt	(1,388,679)	(753)	(2,654)	0	(1,392,086)
Additional borrowings	3,266,146	0	0	0	3,266,146
Financing costs	(101,815)	0	0	0	(101,815)
Repurchase of common shares	(11,528)	0	0	0	(11,528)
Dividends paid	(19,422)	0	0	0	(19,422)
Issuance of common stock	3,594	0	0	0	3,594
Profit distributions to noncontrolling interests	0	0	(32,456)	0	(32,456)
Proceeds from sale of noncontrolling interest in majority owned business	0	0	600	0	600
Changes in intercompany balances with affiliates, net	(1,609,070)	1,816,520	(207,450)	0	0

Net cash (used in) provided by financing activities	139,226	1,815,767	(241,960)	0	1,713,033

Increase (decrease) in cash and cash equivalents	0	16,018	4,276	0	20,294
Cash and cash equivalents, beginning of period	0	5,367	3,813	0	9,180

Cash and cash equivalents, end of period	$0	$21,385	$8,089	$0	$29,474

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 (amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$(130,200)	$331,518	$339,944	$0	$541,262
Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(282,868)	(96,880)	0	(379,748)
Acquisition of property and businesses	0	(12,499)	0	0	(12,499)
Proceeds received from sale of assets and businesses	0	8,952	818	0	9,770
Costs incurred for purchase and development of electronic health records application	0	(7,957)	0	0	(7,957)

Net cash used in investing activities	0	(294,372)	(96,062)	0	(390,434)

Cash Flows from Financing Activities:
Reduction of long-term debt	(58,779)	(4,297)	(3,423)	0	(66,499)
Additional borrowings	25,408	661	0	0	26,069
Repurchase of common shares	(63,288)	0	0	0	(63,288)
Dividends paid	(16,706)	0	0	0	(16,706)
Issuance of common stock	3,290	0	0	0	3,290
Profit distributions to noncontrolling interests	0	0	(29,866)	0	(29,866)
Capital contributions from noncontrolling interests	0	0	121	0	121
Purchase of noncontrolling interest in majority owned businesses	0	(229)	0	0	(229)
Changes in intercompany balances with affiliates, net	240,275	(30,129)	(210,146)	0	0

Net cash (used in) provided by financing activities	130,200	(33,994)	(243,314)	0	(147,108)

Increase (decrease) in cash and cash equivalents	0	3,152	568	0	3,720
Cash and cash equivalents, beginning of period	0	2,215	3,245	0	5,460

Cash and cash equivalents, end of period	$0	$5,367	$3,813	$0	$9,180

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

Description	Balance at beginning of period	Charges to costs and expenses	Acquisitions of business	Write-off of uncollectible accounts	Balance at end of period
Allowance for doubtful accounts receivable:
Year ended December 31, 2011	$248,622	$613,619	$—	$(608,836)	$253,405

Year ended December 31, 2010	$168,876	$546,909	$56,596	$(523,759)	$248,622

Year ended December 31, 2009	$162,975	$508,603	$—	$(502,702)	$168,876