Form 10-Q
period 2012-03-31
UNIVERSAL HEALTH SERVICES INC
filed 2012-05-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of April 30, 2012:

Class A	6,625,708
Class B	89,499,771
Class C	664,000
Class D	32,388

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended March 31, 2012, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Net revenues before provision for doubtful accounts	$1,977,003	$1,910,528
Less: Provision for doubtful accounts	151,714	153,116

Net revenues	1,825,289	1,757,412

Operating charges:
Salaries, wages and benefits	889,506	845,864
Other operating expenses	359,541	349,446
Supplies expense	209,532	207,170
Depreciation and amortization	73,820	71,351
Lease and rental expense	23,862	23,168

	1,556,261	1,496,999

Income from operations	269,028	260,413
Interest expense, net	46,710	56,417

Income before income taxes	222,318	203,996
Provision for income taxes	79,748	74,009

Net income	142,570	129,987
Less: Income attributable to noncontrolling interests	13,963	15,794

Net income attributable to UHS	$128,607	$114,193

Basic earnings per share attributable to UHS	$1.33	$1.17

Diluted earnings per share attributable to UHS	$1.31	$1.15

Weighted average number of common shares - basic	96,593	97,381
Add: Other share equivalents	1,198	1,487

Weighted average number of common shares and equivalents - diluted	97,791	98,868

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended
	March 31,
	2012	2011

Net income	$142,570	$129,987
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	1,615	2,307
Amortization of terminated hedge	(84)	(84)

Other comprehensive income before tax	1,531	2,223
Income tax expense related to items of other comprehensive income	582	860

Total other comprehensive income, net of tax	949	1,363

Comprehensive income	143,519	131,350
Less: Comprehensive income attributable to noncontrolling interests	13,963	15,794

Comprehensive income attributable to UHS	$129,556	$115,556

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$41,999	$41,229
Accounts receivable, net	1,116,634	969,802
Supplies	96,974	96,775
Other current assets	91,622	99,859
Deferred income taxes	115,916	108,324
Current assets held for sale	0	48,916

Total current assets	1,463,145	1,364,905

Property and equipment	5,185,774	5,106,160
Less: accumulated depreciation	(1,881,538)	(1,818,180)

	3,304,236	3,287,980

Other assets:
Goodwill	2,629,765	2,627,602
Deferred charges	105,870	111,780
Other	280,265	272,978

	$7,783,281	$7,665,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,512	$2,479
Accounts payable and accrued liabilities	814,173	832,125
Current liabilities held for sale	0	2,329
Federal and state taxes	75,305	0

Total current liabilities	891,990	836,933

Other noncurrent liabilities	403,071	401,908
Long-term debt	3,581,844	3,651,428
Deferred income taxes	198,645	209,592

Redeemable noncontrolling interests	228,928	218,266

UHS common stockholders’ equity	2,427,312	2,296,352
Noncontrolling interest	51,491	50,766

Total equity	2,478,803	2,347,118

	$7,783,281	$7,665,245

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Three months
	ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$142,570	$129,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	73,820	71,526
Stock-based compensation expense	5,486	3,954
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(146,670)	(103,919)
Accrued interest	13,280	12,875
Accrued and deferred income taxes	75,471	68,994
Other working capital accounts	(48,074)	(27,056)
Other assets and deferred charges	7,120	6,777
Other	(2,082)	11,208
Accrued insurance expense, net of commercial premiums paid	24,581	23,744
Payments made in settlement of self-insurance claims	(18,279)	(14,913)

Net cash provided by operating activities	127,223	183,177

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(92,563)	(56,558)
Proceeds received from sale of assets and businesses	53,461	991
Costs incurred for purchase and implementation of electronic health records application	(14,501)	(8,145)
Return of deposit on terminated purchase agreement	6,500	0

Net cash used in investing activities	(47,103)	(63,712)

Cash Flows from Financing Activities:
Reduction of long-term debt	(70,942)	(136,403)
Additional borrowings	0	73,500
Financing costs	0	(23,140)
Repurchase of common shares	(2,017)	(3,170)
Dividends paid	(4,832)	(4,876)
Issuance of common stock	1,016	1,251
Profit distributions to noncontrolling interests	(2,575)	(4,025)

Net cash used in financing activities	(79,350)	(96,863)

Increase in cash and cash equivalents	770	22,602
Cash and cash equivalents, beginning of period	41,229	29,474

Cash and cash equivalents, end of period	$41,999	$52,076

Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,945	$37,130

Income taxes paid, net of refunds	$3,419	$4,527

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Report on Form 10-Q is for the quarterly period ended March 31, 2012. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At March 31, 2012, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $515,000 and $471,000 during the three-month periods ended March 31, 2012 and 2011, respectively. Our pre-tax share of income from the Trust was $300,000 for each of the three-month periods ended March 31, 2012 and 2011. The carrying value of this investment was $9.8 million and $9.9 million at March 31, 2012 and December 31, 2011, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $31.2 million at March 31, 2012 and $30.7 million at December 31, 2011.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during each of the three-month periods ended March 31, 2012 and 2011. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2011 or the first quarter of 2012.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $229 million and $218 million as of March 31, 2012 and December 31, 2011, respectively, and the noncontrolling interest balances of $51 million at both March 31, 2012 and December 31, 2011, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of March 31, 2012, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Debt:

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Agreement Amendment in March, 2011 (as discussed below), we prepaid the principal amount and permanently reduced the Term Loan B commitment by $125 million. During the first quarter of 2012, we made scheduled principal payments of $35 million on the Term Loan A and $13 million on the Term Loan B. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 15, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

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

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2012, we had $240 million of outstanding borrowings and no additional capacity pursuant to the terms of our accounts receivable securitization program.

As of March 31, 2012, we had $9 million outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

As of March 31, 2012, we had an aggregate of $509 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $219 million of outstanding borrowings, $63 million of outstanding letters of credit and $9 million of outstanding borrowings under a short-term, on-demand credit facility.

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

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2015) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2012.

The carrying amount and fair value of our debt was $3.58 billion and $3.65 billion at March 31, 2012, respectively. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either an asset or liability, with a corresponding amount recorded in accumulated other comprehensive income (“AOCI”) within stockholders’ equity. Amounts are reclassified from AOCI to the income statement in the period or periods in which the hedged transaction affects earnings. We use interest rate derivatives in our cash flow hedge transactions. Such derivatives are designed to be highly effective in offsetting changes in the cash flows related to the hedged liability. For derivative instruments designated as cash flow hedges, the ineffective portion of the changes in expected cash flows of the hedged item are recognized currently in the income statement.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness and consideration of nonperformance risk of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2011 and the first quarter of 2012 and determined the hedges to be highly effective. We also determined that no portion of the hedges is ineffective and therefore there was no material effect on our consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. At March 31, 2012, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not hold or issue derivative financial instruments for trading purposes.

During the first quarter of 2011, we entered into a forward starting interest rate cap on a total notional amount of $450 million from December, 2011 to December, 2012 reducing to $400 million from December, 2012 to December, 2013 whereby we paid a premium of $740,000 in exchange for the counterparty agreeing to pay the difference between 7.00% and three-month LIBOR if the three-month LIBOR rate rises above 7.00% during the term of the cap. If the three-month LIBOR does not reach 7.00% during the term of the cap, no payment is made to us.

We also entered into six forward starting interest rate swaps in the first quarter of 2011 whereby we pay a fixed rate on a total notional amount of $425 million and receive three-month LIBOR. Three of these swaps with a total notional amount of $225 million became effective in March, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 1.91%. The three remaining interest rate swaps with total notional amounts of $100 million, $25 million and $75 million became effective in December, 2011 and have fixed rates of 2.50%, 1.96% and 1.32%, and maturity dates in December, 2014, December, 2013 and December, 2012, respectively.

During the fourth quarter of 2010, we entered into four forward starting interest rate swaps whereby we pay a fixed rate on a total notional amount of $600 million and receive three-month LIBOR. Each of the four swaps became effective in December, 2011 and will mature in May, 2015. The average fixed rate payable on these swaps is 2.38%.

During the fourth quarter of 2007, we entered into an interest rate swap whereby we pay a fixed rate on a total notional principal amount of $75 million and receive three-month LIBOR. The fixed rate payable is 4.76% and it matures in October, 2012.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $46 million at March 31, 2012, of which $2 million is included in other current liabilities and $44 million is included in other noncurrent liabilities on the accompanying balance sheet.

(5) Commitments and Contingencies

Professional and General Liability Claims and Property Insurance

Professional and General Liability

Effective January 1, 2008, most of our subsidiaries became self-insured for professional and general liability exposure up to $10 million per occurrence. Prior to our acquisition of Psychiatric Solutions, Inc. (“PSI”) in November, 2010, our subsidiaries purchased several excess policies through commercial insurance carriers which provide for coverage in excess of $10 million up to $200 million per occurrence and in the aggregate. However, we are liable for 10% of the claims paid pursuant to the commercially insured coverage in excess of $10 million up to $60 million per occurrence and in the aggregate.

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

As of March 31, 2012 and December 31, 2011, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $297 million and $292 million, respectively, of which $60 million is included in current liabilities as of each date.

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

Other

We entered into an agreement in April, 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”) that is expected to result in an aggregate cash payment to us of approximately $36 million, the majority of which we expect to receive on or about June 30, 2012. After reductions for estimated related expenses and the portion attributable to third-party non-controlling ownership interests, this settlement favorably impacted our pre-tax consolidated financial results during the three-month period ended March 31, 2012 by approximately $30 million. This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997.

As of March 31, 2012 and December 31, 2011, our accounts receivable includes approximately $73 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $50 million as of March 31, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of March 31, 2012, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $83 million consisting of: (i) $66 million related to our self-insurance programs, and; (ii) $17 million of other debt and public utility guarantees.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

U.S. v. Marion and UHS:

In November, 2009, the United States Department of Justice (“DOJ”) and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC (“Marion”) and Keystone Education and Youth Services, LLC (“Keystone”). The intervention by the DOJ followed the issuance of a series of subpoenas from the Office of the Inspector General for the Department of Health and Human Services seeking documents related to the treatment of Medicaid beneficiaries at Marion. The amended complaint filed by the DOJ and Virginia Attorney General alleged causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint alleging employment and retaliation claims as well as false claim act violations. During the third quarter of 2011, we reached agreements in principle to settle all of the claims. During the first quarter of 2012, the settlement agreements were finalized. We had previously established a reserve in connection with this matter, which did not have a material impact on our financial statements. Settlement payments were made in April, 2012.

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

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, have been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted either late 2012 or early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the three-month period ended March 31, 2012 or the year ended December 31, 2011.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of March 31, 2012 and December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability in this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

Department of Justice Investigation of Sierra Vista:

In 2009, Sierra Vista Hospital in Sacramento, California learned of an investigation by the U.S. Department of Justice (“DOJ”) relating to Medicare services provided by the facility. The DOJ ultimately notified the facility that with respect to partial hospitalization and outpatient services, the DOJ believed that the medical record documentation did not adequately support the claims submitted for reimbursement by Medicare. We reached a settlement with the DOJ which was finalized during the second quarter of 2012. As part of that agreement, the facility will be subject to a corporate integrity agreement. The reserve established in connection with this matter did not have a material impact on our consolidated financial statements.

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July 2011 requesting additional documents, a portion of which have been collected and delivered to the DOJ, pursuant to their request. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our consolidated balance sheet, was not material to our consolidated financial position or results of operations.

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

(6) Segment Reporting

Our reportable operating segments consist of acute care hospital services and behavioral health care services. The “Other” segment column below includes centralized services including information services, purchasing, reimbursement, accounting, taxation, legal, advertising, design and construction and patient accounting as well as the operating results for our other operating entities including outpatient surgery and radiation centers. The chief operating decision making group for our acute care hospital services and behavioral health care services is comprised of the Chief Executive Officer, the President and the Presidents of each operating segment. The Presidents of each operating segment also manage the profitability of each respective segment’s various facilities. The operating segments are managed separately because each operating segment represents a business unit that offers different types of healthcare services or operates in different healthcare environments. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2011. The corporate overhead allocations, as reflected below, are utilized for internal reporting purposes and are comprised of each period’s projected corporate-level operating expenses (excluding interest expense). The overhead expenses are captured and allocated directly to each segment, to the extent possible, with the non-directly allocated overhead expenses allocated based upon each segment’s respective percentage of total facility-based operating expenses.

	Three months ended March 31, 2012
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,349,035	$1,422,085	—	$4,771,120
Gross outpatient revenues	$1,598,517	$161,258	$12,270	$1,772,045
Total net revenues	$954,232	$864,873	$6,184	$1,825,289
Income/(loss) before allocation of corporate overhead and income taxes	$129,848	$202,496	($110,026)	$222,318
Allocation of corporate overhead	($40,743)	($21,061)	$61,804	0
Income/(loss) after allocation of corporate overhead and before income taxes	$89,105	$181,435	($48,222)	$222,318
Total assets as of 3/31/12	$2,946,334	$4,425,079	$411,868	$7,783,281

	Three months ended March 31, 2011
	Acute Care	Behavioral
	Hospital	Health		Total
	Services	Services	Other	Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,222,247	$1,391,201	—	$4,613,448
Gross outpatient revenues	$1,370,118	$149,595	$12,869	$1,532,582
Total net revenues	$922,542	$828,948	$5,922	$1,757,412
Income/(loss) before allocation of corporate overhead and income taxes	$126,984	$185,779	($108,767)	$203,996
Allocation of corporate overhead	($32,806)	($15,725)	$48,531	0
Income/(loss) after allocation of corporate overhead and before income taxes	$94,178	$170,054	($60,236)	$203,996
Total assets as of 3/31/11	$2,802,225	$4,390,677	$420,172	$7,613,074

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Basic and Diluted:
Net income attributable to UHS	$128,607	$114,193
Less: Net income attributable to unvested restricted share grants	(168)	(149)

	Three months ended March 31,
	2012	2011
Net income attributable to UHS – basic and diluted	$128,439	$114,044

Weighted average number of common shares - basic	96,593	97,381
Net effect of dilutive stock options and grants based on the treasury stock method	1,198	1,487

Weighted average number of common shares and equivalents - diluted	97,791	98,868

Earnings per basic share attributable to UHS:	$1.33	$1.17

Earnings per diluted share attributable to UHS:	$1.31	$1.15

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2.7 million for the three months ended March 31, 2012. There were no significant anti-dilutive stock options during the three months ended March 31, 2011. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended March 31, 2012 and 2011, compensation cost of $4.9 million ($3.0 million after-tax) and $3.5 million ($2.1 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended March 31, 2012 and 2011, compensation cost of approximately $577,000 ($359,000 after-tax) and $451,000 ($277,000 after-tax), respectively, was recognized related to restricted stock. As of March 31, 2012 there was $50.5 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 3.1 years. There were 2,902,950 stock options granted (net of cancellations) during the first three months of 2012 with a weighted-average grant date fair value of $10.72 per share. There were 54,127 restricted stock shares granted during the first three months of 2012, with a weighted-average grant date fair value of $36.95 per share.

(8) Dispositions and acquisitions

Subsequent to March 31, 2012:

•

We executed a definitive agreement to sell Auburn Regional Medical Center, a 213-bed acute care hospital located in Auburn, Washington, for total cash proceeds of approximately $98 million including estimated working capital. The transaction, which is subject to customary regulatory approvals, is expected to occur by the end of the third quarter of 2012. We expect to realize a substantial gain on the divestiture of this hospital which will be recorded in our consolidated financial statements upon closing of the transaction.

•

As a result of the seller’s inability to obtain the removal of the deed restriction on its hospital, we provided the seller with a notice of termination of the previously executed purchase agreement in connection with our planned acquisition of the Knapp Medical Center located in Weslaco, Texas.

Three-month period ended March 31, 2012:

There were no acquisitions during the first quarter of 2012.

During the first three months of 2012, we received aggregate cash proceeds of approximately $53 million for the divestiture of: (i) the Hospital San Juan Capestrano, a 108-bed behavioral health care facility located in Rio Piedras, Puerto Rico, that was sold in January, 2012 pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of Psychiatric Solutions, Inc., and; (ii) the real property of a previously closed behavioral health care facility. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the first quarter of 2012.

Three-month period ended March 31, 2011:

There were no acquisitions during the first quarter of 2011.

During the first quarter of 2011, we sold the real property of a closed acute care hospital for net cash proceeds of approximately $1 million. This transaction did not have a material impact on our consolidated financial statements or results of operations.

(9) Dividends

We declared and paid dividends of $4.8 million, or $.05 per share, during the first quarter of 2012 and $4.9 million, or $.05 per share, during the first quarter of 2011.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
	2012	2011
Service cost	$286	$334
Interest cost	1,165	1,452
Expected return on assets	(1,540)	(1,509)
Recognized actuarial loss	1,055	744

Net periodic pension cost	$966	$1,021

During the three months ended March 31, 2012, we made contributions totaling $7.1 million to our pension plan.

(11) Income Taxes

As of January 1, 2012, our unrecognized tax benefits were approximately $7 million. The amount, if recognized, that would affect the effective tax rate is approximately $5 million. During the quarter ended March 31, 2012, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of March 31, 2012, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2008 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

We operate in multiple jurisdictions with varying tax laws. We are subject to audits by any of these taxing authorities. Our tax returns have been examined by the Internal Revenue Service (“IRS”) through the year ended December 31, 2006. We believe that adequate accruals have been provided for federal, foreign and state taxes.

(12) Supplemental Condensed Consolidating Financial Information

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Net revenues before provision for doubtful accounts	$0	$1,363,923	$619,406	$(6,326)	$1,977,003
Less: Provision for doubtful accounts	0	92,490	59,224	0	151,714

Net revenues	0	1,271,433	560,182	(6,326)	1,825,289

Operating charges:
Salaries, wages and benefits	0	636,208	253,298	0	889,506
Other operating expenses	0	242,048	123,724	(6,231)	359,541
Supplies expense	0	132,128	77,404	0	209,532
Depreciation and amortization	0	53,135	20,685	0	73,820
Lease and rental expense	0	15,132	8,825	(95)	23,862

	0	1,078,651	483,936	(6,326)	1,556,261

Income from operations	0	192,782	76,246	0	269,028
Interest expense	45,154	787	769	0	46,710
Interest (income) expense, affiliate	0	22,782	(22,782)	0	0
Equity in net income of consolidated affiliates	(156,478)	(41,077)	0	197,555	0

Income before income taxes	111,324	210,290	98,259	(197,555)	222,318
Provision for income taxes	(17,283)	74,108	22,923	0	79,748

Net income	128,607	136,182	75,336	(197,555)	142,570
Less: Income attributable to noncontrolling interests	0	0	13,963	0	13,963

Net income attributable to UHS	$128,607	$136,182	$61,373	$(197,555)	$128,607

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Net revenues before provision for doubtful accounts	$0	$1,320,128	$596,707	$(6,307)	$1,910,528
Less: Provision for doubtful accounts	0	94,375	58,741	0	153,116

Net revenues	0	1,225,753	537,966	(6,307)	1,757,412

Operating charges:
Salaries, wages and benefits	0	608,308	237,556	0	845,864
Other operating expenses	0	241,077	114,581	(6,212)	349,446
Supplies expense	0	131,595	75,575	0	207,170
Depreciation and amortization	0	52,390	18,961	0	71,351
Lease and rental expense	0	15,981	7,282	(95)	23,168

	0	1,049,351	453,955	(6,307)	1,496,999

Income from operations	0	176,402	84,011	0	260,413
Interest expense, net	54,870	793	754	0	56,417
Interest (income) expense, affiliate	0	15,904	(15,904)	0	0
Equity in net income of consolidated affiliates	(147,608)	(50,202)	0	197,810	0

Income before income taxes	92,738	209,907	99,161	(197,810)	203,996
Provision for income taxes	(21,455)	74,961	20,503	0	74,009

Net income	114,193	134,946	78,658	(197,810)	129,987
Less: Income attributable to noncontrolling interests	0	0	15,794	0	15,794

Net income attributable to UHS	$114,193	$134,946	$62,864	$(197,810)	$114,193

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$128,607	$136,182	$75,336	$(197,555)	$142,570
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	1,615	0	0	0	1,615
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	1,531	0	0	0	1,531
Income tax expense related to items of other comprehensive income	582	0	0	0	582

Total other comprehensive income, net of tax	949	0	0	0	949

Comprehensive income	129,556	136,182	75,336	(197,555)	143,519
Less: Comprehensive income attributable to noncontrolling interests	0	0	13,963	0	13,963

Comprehensive income attributable to UHS	$129,556	$136,182	$61,373	$(197,555)	$129,556

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$114,193	$134,946	$78,658	$(197,810)	$129,987
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	2,307	0	0	0	2,307
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	2,223	0	0	0	2,223
Income tax expense related to items of other comprehensive income	860	0	0	0	860

Total other comprehensive income, net of tax	1,363	0	0	0	1,363

Comprehensive income	115,556	134,946	78,658	(197,810)	131,350
Less: Comprehensive income attributable to noncontrolling interests	0	0	15,794	0	15,794

Comprehensive income attributable to UHS	$115,556	$134,946	$62,864	$(197,810)	$115,556

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$33,417	$8,582	$0	$41,999
Accounts receivable, net	2,090	781,738	332,806	0	1,116,634
Supplies	0	59,023	37,951	0	96,974
Other current assets	2,330	78,068	11,224	0	91,622
Deferred income taxes	74,700	41,216	322	(322)	115,916

Total current assets	79,120	993,462	390,885	(322)	1,463,145

Investments in subsidiaries	5,370,051	1,222,926	0	(6,592,977)	0
Intercompany receivable	687,617	0	82,614	(770,231)	0
Intercompany note receivable	0	0	1,148,839	(1,148,839)	0

Property and equipment	0	3,717,908	1,467,866	0	5,185,774
Less: accumulated depreciation	0	(1,229,753)	(651,785)	0	(1,881,538)

	0	2,488,155	816,081	0	3,304,236

Other assets:
Goodwill	820	2,134,593	494,352	0	2,629,765
Deferred charges	97,570	6,001	2,299	0	105,870
Other	9,906	232,457	37,902	0	280,265

	$6,245,084	$7,077,594	$2,972,972	$(8,512,369)	$7,783,281

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$1,084	$1,428	$0	$2,512
Accounts payable and accrued liabilities	25,963	604,046	184,164	0	814,173
Federal and state taxes	74,459	226	620	0	75,305

Total current liabilities	100,422	605,356	186,212	0	891,990

Intercompany payable	0	770,231	0	(770,231)	0
Other noncurrent liabilities	49,863	247,280	105,928	0	403,071
Long-term debt	3,526,521	3,360	51,963	0	3,581,844
Intercompany note payable	0	1,148,839	0	(1,148,839)	0
Deferred income taxes	140,966	58,001	0	(322)	198,645

Redeemable noncontrolling interests	0	0	228,928	0	228,928

UHS common stockholders’ equity	2,427,312	4,244,527	2,348,450	(6,592,977)	2,427,312
Noncontrolling interest	0	0	51,491	0	51,491

Total equity	2,427,312	4,244,527	2,399,941	(6,592,977)	2,478,803

	$6,245,084	$7,077,594	$2,972,972	$(8,512,369)	$7,783,281

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$33,221	$8,008	$0	$41,229
Accounts receivable, net	8,891	663,593	297,318	0	969,802
Supplies	0	59,467	37,308	0	96,775
Other current assets	33,057	56,864	9,938	0	99,859
Deferred income taxes	67,189	41,755	322	(942)	108,324
Current assets held for sale	0	48,916	0	0	48,916

Total current assets	109,137	903,816	352,894	(942)	1,364,905

Investments in subsidiaries	5,213,573	1,181,849	0	(6,395,422)	0
Intercompany receivable	669,112	0	74,155	(743,267)	0
Intercompany note receivable	0	0	1,148,839	(1,148,839)	0

Property and equipment	0	3,650,025	1,456,135	0	5,106,160
Less: accumulated depreciation	0	(1,184,283)	(633,897)	0	(1,818,180)

	0	2,465,742	822,238	0	3,287,980

Other assets:
Goodwill	820	2,132,103	494,679	0	2,627,602
Deferred charges	103,434	5,972	2,374	0	111,780
Other	10,412	241,107	21,459	0	272,978

	$6,106,488	$6,930,589	$2,916,638	$(8,288,470)	$7,665,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$1,133	$1,346	$0	$2,479
Accounts payable and accrued liabilities	14,201	616,026	201,898	0	832,125
Current liabilities held for sale	0	2,329	0	0	2,329
Federal and state taxes	0	0	620	(620)	0

Total current liabilities	14,201	619,488	203,864	(620)	836,933

Intercompany payable	0	743,267	0	(743,267)	0
Other noncurrent liabilities	49,840	249,033	103,035	0	401,908
Long-term debt	3,594,182	3,616	53,630	0	3,651,428
Intercompany note payable	0	1,148,839	0	(1,148,839)	0
Deferred income taxes	151,913	58,001	0	(322)	209,592

Redeemable noncontrolling interests	0	0	218,266	0	218,266

UHS common stockholders’ equity	2,296,352	4,108,345	2,287,077	(6,395,422)	2,296,352
Noncontrolling interest	0	0	50,766	0	50,766

Total equity	2,296,352	4,108,345	2,337,843	(6,395,422)	2,347,118

	$6,106,488	$6,930,589	$2,916,638	$(8,288,470)	$7,665,245

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Net cash provided by operating activities	$93,390	$10,893	$22,940	$0	$127,223

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(79,339)	(13,224)	0	(92,563)
Proceeds received from sale of assets and businesses	0	49,984	3,477	0	53,461
Costs incurred for purchase and development of electronic health records application	0	(14,501)	0	0	(14,501)
Return of deposit on terminated purchase agreement	0	6,500	0	0	6,500

Net cash used in investing activities	0	(37,356)	(9,747)	0	(47,103)

Cash Flows from Financing Activities:
Reduction of long-term debt	(69,052)	(305)	(1,585)	0	(70,942)
Repurchase of common shares	(2,017)	0	0	0	(2,017)
Dividends paid	(4,832)	0	0	0	(4,832)
Issuance of common stock	1,016	0	0	0	1,016
Profit distributions to noncontrolling interests	0	0	(2,575)	0	(2,575)
Changes in intercompany balances with affiliates, net	(18,505)	26,964	(8,459)	0	0

Net cash (used in) provided by financing activities	(93,390)	26,659	(12,619)	0	(79,350)

Increase (decrease) in cash and cash equivalents	0	196	574	0	770
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$33,417	$8,582	$0	$41,999

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts

Net cash provided by operating activities	$59,016	$109,876	$14,285	$0	$183,177

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(41,016)	(15,542)	0	(56,558)
Proceeds received from sale of assets and businesses	0	991	0	0	991
Costs incurred for purchase and development of electronic health records application	0	(8,145)	0	0	(8,145)

Net cash used in investing activities	0	(48,170)	(15,542)	0	(63,712)

Cash Flows from Financing Activities:
Reduction of long-term debt	(135,334)	(396)	(673)	0	(136,403)
Additional borrowings	73,500	0	0	0	73,500
Financing costs	(23,140)	0	0	0	(23,140)
Repurchase of common shares	(3,170)	0	0	0	(3,170)
Dividends paid	(4,876)	0	0	0	(4,876)
Issuance of common stock	1,251	0	0	0	1,251
Profit distributions to noncontrolling interests	0	0	(4,025)	0	(4,025)
Changes in intercompany balances with affiliates, net	32,753	(37,292)	4,539		0

Net cash (used in) provided by financing activities	(59,016)	(37,688)	(159)	0	(96,863)

Increase (decrease) in cash and cash equivalents	0	24,018	(1,416)	0	22,602
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$45,403	$6,673	$0	$52,076

(13) Recent Accounting Standards

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for the three-month periods ended March 31, 2012 and 2011. The adoption of this standard had no impact on our financial position or overall results of operations.

Presentation of Comprehensive Income: In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have an impact on our consolidated financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of March 31, 2012, we owned and/or operated 25 acute care hospitals and 196 behavioral health centers located in 36 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 6 surgical hospitals and surgery and radiation oncology centers located in 4 states and Puerto Rico.

During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for the three-month periods ended March 31, 2012 and 2011. The adoption of this standard had no impact on our financial position or overall results of operations.

Net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 53% of our consolidated net revenues during each of the three-month periods ended March 31, 2012 and 2011. Net revenues from our behavioral health care facilities accounted for 47% of our consolidated net revenues during each of the three-month periods ended March 31, 2012 and 2011.

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

Forward-Looking Statements and Risk Factors

You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In this Quarterly Report, we state our beliefs of future events and of our future financial performance. This Quarterly Report contains “forward-looking statements” that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, expectations that regulatory developments or other matters will not have a material adverse effect on our business or financial condition, our competitive position and the effects of competition, the projected growth of the industry in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions, and statements of our goals and objectives, and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “appears,” “projects” and similar expressions, as well as statements in future tense, identify forward-looking statements. In evaluating those statements, you should specifically consider various factors, including the risks related to healthcare industry trends and those detailed in our filings with the SEC including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2011 in Item 1A Risk Factors and in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements and Risk Factors. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

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

•

we receive Medicaid revenues in excess of $100 million annually from each of Texas, Pennsylvania, Virginia, Illinois and Washington, D.C., making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2012 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the year ended December 31, 2011 and the three-month period ended March 31, 2012 include the pro rata portion of these Medicaid rate reductions. We can provide no assurance that further reductions to Medicaid revenues (which have been proposed in certain states for fiscal year 2013), particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We consider our critical accounting policies to be those that require us to make significant judgments and estimates when we prepare our consolidated financial statements. For a summary of our significant accounting policies, please see Note 1 to the Consolidated Financial Statements as included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% and 41% of our net patient revenues during the three-month periods ended March 31, 2012 and 2011, respectively. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 48% and 46% of our net patient revenues during the three-month periods ended March 31, 2012 and 2011, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $268 million at March 31, 2012 and $253 million at December 31, 2011.

Our accounts receivable includes $73 million as of March 31, 2012 and $54 million as of December 31, 2011 due from Illinois, the collection of which continues to be delayed due to budgetary and funding pressures experienced by the state. Although approximately $50 million of the receivables due from Illinois as of March 31, 2012 have been outstanding in excess of 60 days, and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Recent Accounting Standards: For a summary of accounting standards, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended March 31, 2012 and 2011:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended March 31, 2012 and 2011 (dollar amounts in thousands):

	00000,000,000	00000,000,000	00000,000,000	00000,000,000
	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$1,977,003		$1,910,528
Less: Provision for doubtful accounts	151,714		153,116

Net revenues	1,825,289	100.0%	1,757,412	100.0%

Operating charges:
Salaries, wages and benefits	889,506	48.7%	845,864	48.1%
Other operating expenses	359,541	19.7%	349,446	19.9%
Supplies expense	209,532	11.5%	207,170	11.8%
Depreciation and amortization	73,820	4.0%	71,351	4.1%
Lease and rental expense	23,862	1.3%	23,168	1.3%

Subtotal-operating expenses	1,556,261	85.3%	1,496,999	85.2%

Income from operations	269,028	14.7%	260,413	14.8%
Interest expense, net	46,710	2.6%	56,417	3.2%

Income before income taxes	222,318	12.2%	203,996	11.6%
Provision for income taxes	79,748	4.4%	74,009	4.2%

Net income	142,570	7.8%	129,987	7.4%
Less: Income attributable to noncontrolling interests	13,963	0.8%	15,794	0.9%

Net income attributable to UHS	$128,607	7.0%	$114,193	6.5%

Net revenues increased 4% or $68 million to $1.83 billion during the three-month period ended March 31, 2012 as compared to $1.76 billion during the comparable quarter of the prior year. The increase was attributable to:

•	a $50 million or 3% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

•

$36 million of revenues resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, and;

•

$18 million of other combined net decreases in revenues resulting primarily from the divestiture of a behavioral health care facility in January, 2012 (San Juan Capestrano) and temporary closure of a behavioral health care facility that was closed during the third quarter of 2011 from flood damage (the facility re-opened in March, 2012).

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $18 million to $222 million during the three-month period ended March 31, 2012 as compared to $204 million during the comparable quarter of the prior year. Included in our income before income taxes during the first quarter of 2012, as compared to the comparable prior year quarter, was the following:

a.	a decrease of $19 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the items mentioned in c., and e. below;

b.	an increase of $10 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the items mentioned in d. below;

c.	an increase of $33 million (net of related expenses) resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

d.	an increase of $7 million representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program (“SHOPP”) which is expected to provide annual aggregate net reimbursements of $14 million to our facilities located in the state during the state’s fiscal years of 2012 and 2013, retroactive to July 1, 2011;

e.	an aggregate decrease of $11 million resulting from: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

f.	an increase of $10 million due to a decrease in interest expense resulting primarily from a decrease in our average effective interest rate (due primarily to an amendment to our credit agreement in March of 2011 which, among other things, provided for reductions in the rates payable for borrowings outstanding under our Term Loan A, Term Loan B and revolving credit facility) and average borrowings outstanding, and;

g.	$12 million of other combined net decreases including increased corporate overhead expenses.

Net income attributable to UHS increased $14 million to $129 million during the three-month period ended March 31, 2012 as compared to $114 million during the comparable prior year quarter. The increase during the first quarter of 2012, as compared to the comparable prior year quarter, consisted of:

•	an increase of $18 million in income before income taxes, as discussed above;

•	an increase of $2 million resulting from a decrease in income attributable to noncontrolling interests, and;

•

a decrease of $6 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision recorded on the $20 million increase in pre-tax income ($18 million increase in income before income taxes and the $2 million increase in income due to a decrease in the income attributable to noncontrolling interests).

Acute Care Hospital Services

Same Facility Basis Acute Care Hospitals

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities owned in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our “Same Facility” results also neutralize the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three-month periods ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,058,134		$1,054,293
Less: Provision for doubtful accounts	128,455		131,751

Net revenues	929,679	100.0%	922,542	100.0%

Operating charges:
Salaries, wages and benefits	407,825	43.9%	391,960	42.5%
Other operating expenses	185,648	20.0%	179,571	19.5%
Supplies expense	163,200	17.6%	161,702	17.5%
Depreciation and amortization	49,183	5.3%	47,784	5.2%
Lease and rental expense	14,752	1.6%	13,535	1.5%

Subtotal-operating expenses	820,608	88.3%	794,552	86.1%

Income from operations	109,071	11.7%	127,990	13.9%
Interest expense, net	1,178	0.1%	1,006	0.1%

Income before income taxes	107,893	11.6%	126,984	13.8%

During the three-month period ended March 31, 2012, as compared to the comparable prior year quarter, net revenues at our acute care hospitals increased $7 million or 1%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $19 million or 15% to $108 million or 11.6% of net revenues during the first quarter of 2012 as compared to $127 million or 13.8% of net revenues during the comparable prior year quarter.

During the three-month period ended March 31, 2012, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 2.0% and adjusted admissions (adjusted for outpatient activity) increased 1.6%. Patient days at these facilities decreased 2.6% during the first quarter of 2012 and adjusted patient days increased 1.0% during the three-month period ended March 31, 2012 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days during each of the three-month periods ended March 31, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 57% and 60% during the three-month periods ended March 31, 2012 and 2011, respectively. During the three-month period ended March 31, 2012, net revenue per adjusted admission decreased 0.8% and net revenue per adjusted patient day decreased 0.2%, as compared to the comparable quarter of the prior year.

The decreases in income from operations and net revenue per adjusted admission and adjusted patient day experienced at our acute care hospitals during the three-month period ended March 31, 2012, as compared to the comparable quarter of the prior year, were largely due to difficult comparisons to the prior year quarter when our acute care net revenues were favorably impacted by positive changes in payor mix and acuity of patients treated at our hospitals and a stabilization of uninsured patient volumes.

Charity care and uninsured discounts:

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $315 million and $223 million during three-month periods ended March 31, 2012 and 2011, respectively.

The estimated costs of providing the charity services was $52 million and $39 million during the three-month periods ended March 31, 2012 and 2011, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

All Acute Care Hospitals

The following table summarizes the results of operations for our acute care hospitals for the three-month periods ended March 31, 2012 and 2011. Included in the financial results below for the three-month period ended March 31, 2012, in addition to our acute care hospitals’, same facility basis financial results as discussed above, were the following items. There were no such adjustments required to our same facility acute care results for the three-month period ended March 31, 2011.

•

$36 million of net revenues and $3 million of related operating expenses resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, and;

•

(i) a $7 million reduction to net revenues resulting from the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009, and; (ii) a $4 million reduction to net revenues resulting from the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds.

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,082,687		$1,054,293
Less: Provision for doubtful accounts	128,455		131,751

Net revenues	954,232	100.0%	922,542	100.0%

Operating charges:
Salaries, wages and benefits	407,825	42.7%	391,960	42.5%

Other operating expenses	188,246	19.7%	179,571	19.5%
Supplies expense	163,200	17.1%	161,702	17.5%
Depreciation and amortization	49,183	5.2%	47,784	5.2%
Lease and rental expense	14,752	1.5%	13,535	1.5%

Subtotal-operating expenses	823,206	86.3%	794,552	86.1%

Income from operations	131,026	13.7%	127,990	13.9%
Interest expense, net	1,178	0.1%	1,006	0.1%

Income before income taxes	129,848	13.6%	126,984	13.8%

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three-month periods ended March 31, 2012 and 2011 (dollar amounts in thousands):

Same Facility – Behavioral Health

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$877,839		$832,929
Less: Provision for doubtful accounts	23,035		21,013

Net revenues	854,804	100.0%	811,916	100.0%

Operating charges:
Salaries, wages and benefits	428,523	50.1%	409,268	50.4%
Other operating expenses	152,406	17.8%	144,410	17.8%
Supplies expense	44,600	5.2%	43,018	5.3%
Depreciation and amortization	22,636	2.6%	21,000	2.6%
Lease and rental expense	8,387	1.0%	8,180	1.0%

Subtotal-operating expenses	656,552	76.8%	625,876	77.1%

Income from operations	198,252	23.2%	186,040	22.9%
Interest expense, net	377	0.1%	531	0.1%

Income before income taxes	197,875	23.1%	185,509	22.8%

On a same facility basis, during the first quarter of 2012, as compared to the first quarter of 2011, net revenues at our behavioral health care facilities increased 5% or $43 million to $855 million from $812 million. Income before income taxes increased $12 million or 7% to $198 million or 23.1% of net revenues during the three-month period ended March 31, 2012, as compared to $186 million or 22.8% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions (adjusted for outpatient activity) to our behavioral health facilities increased 8.6% and 9.2%, respectively, during the three-month period ended March 31, 2012 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days increased 2.3% and 2.8%, respectively, during the three-month period ended March 31, 2012 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 13.7 days and 14.6 days during the three-month periods ended March 31, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 76% and 75% during the three-month periods ended March 31, 2012 and 2011, respectively. During the three-month period ended March 31, 2012, net revenue per adjusted admission decreased 3.6% and net revenue per adjusted patient day increased 2.4%, as compared to the comparable quarter of the prior year.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for our behavioral health care facilities for the three-month periods ended March 31, 2012 and 2011. Included in the financial results below for the three-month period ended March 31, 2012, in addition to our behavioral health care facilities’ same facility basis financial results as discussed above, were the following items:

•

$7 million of net revenues recorded during the three-month period ended March 31, 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program (“SHOPP”) which is expected to provide annual aggregate net reimbursements of $14 million to our facilities located in the state during the state’s fiscal years of 2012 and 2013, retroactive to July 1, 2011, and;

•

The operating results of San Juan Capestrano that was divested in January, 2012, and a behavioral health care facility that was temporarily closed beginning in the third quarter of 2011 from flood damage (the facility re-opened in March, 2012).

	Three months ended March 31, 2012		Three months ended March 31, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$888,177		$850,308
Less: Provision for doubtful accounts	23,304		21,360

Net revenues	864,873	100.0%	828,948	100.0%

Operating charges:
Salaries, wages and benefits	434,083	50.2%	419,065	50.6%
Other operating expenses	151,433	17.5%	149,409	18.0%
Supplies expense	44,953	5.2%	44,090	5.3%
Depreciation and amortization	22,972	2.7%	21,443	2.6%
Lease and rental expense	8,559	1.0%	8,609	1.0%

Subtotal-operating expenses	662,000	76.5%	642,616	77.5%

Income from operations	202,873	23.5%	186,332	22.5%
Interest expense, net	377	0.1%	553	0.1%

Income before income taxes	202,496	23.4%	185,779	22.4%

During the first quarter of 2012, as compared to the comparable prior year quarter, net revenues at our behavioral health care facilities increased 4% or $36 million. Income before income taxes increased $17 million or 9% to $202 million or 23.4% of net revenues during the first quarter of 2012, as compared to $186 million or 22.4% of net revenues during the first quarter of 2011. The increases in net revenues and income before income taxes were primarily attributable to the same facility basis increases, as discussed above.

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

The following table shows the approximate percentages of net patient revenue for the three month period ended March 31, 2012 and 2011 presented: (i) on a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2012	2011
Third Party Payors:
Medicare	24%	24%
Medicaid	15%	17%
Managed Care (HMO and PPOs)	48%	46%
Other Sources	13%	13%

Total	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2012	2011
Third Party Payors:
Medicare	29%	30%
Medicaid	7%	9%
Managed Care (HMO and PPOs)	55%	51%
Other Sources	9%	10%

Total	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues
	Three Months Ended March 31,
	2012	2011
Third Party Payors:
Medicare	18%	17%
Medicaid	24%	26%
Managed Care (HMO and PPOs)	40%	39%
Other Sources	18%	18%

Total	100%	100%

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

In April, 2012, CMS published its proposed IPPS 2013 payment rule which provided for a 3.0% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the proposed federal fiscal year 2013 rule will approximate 0.8%. The projected impact from this IPPS proposed rule noted above reflects all of the adjustments described in this paragraph.

In September, 2007, the “TMA, Abstinence Education, and QI Programs Extension Act of 2007” legislation took effect and scaled back cuts in hospital reimbursement that CMS was set to impose. In federal fiscal years 2010 to 2012, the new law requires CMS to make adjustments to the Medicare standardized amounts in these years to reflect the removal of actual aggregate payment increases or decreases for documentation and coding adjustments that occurred during federal fiscal years 2008 and 2009 as compared to the initial CMS estimates. In federal fiscal year 2010, CMS made its initial statutory mandated adjustment under this legislation and will continue to do so in subsequent fiscal years to ensure the implementation of MS-DRGs was budget neutral among all affected hospitals. In July, 2010, the IPPS 2011 proposed payment rule applied a 2.9% reduction to the 2011 market basket update and indicated another 2.9% reduction would also be applied in 2012 for documenting and coding. In this same rule, CMS indicated a remaining documenting and coding adjustment of 3.9% reduction is still required to be made to future IPPS updates. In the 2012 IPPS final rule, CMS offset 2.0% of this remaining reduction and has proposed to offset the remaining 1.9% in the IPPS 2013 payment rule described above.

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

In November 2010, CMS published its annual final Medicare Outpatient Prospective Payment System (“OPPS”) rule for 2011. The final market basket increase to the OPPS base rate is 2.46%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.25% in federal fiscal year 2011. When other statutorily required adjustments and hospital patient service mix are considered, the overall Medicare OPPS payment increase for 2011 is estimated to be 3.2%.

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

We entered into an agreement in April, 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”) that is expected to result in an aggregate cash payment to us of approximately $36 million, the majority of which we expect to receive on or about June 30, 2012. After reductions for estimated related expenses and the portion attributable to third-party non-controlling ownership interests, this settlement favorably impacted our pre-tax consolidated financial results during the three-month period ended March 31, 2012 by approximately $30 million. This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997.

During March, 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2009. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. In addition, two of our acute care hospitals located in Florida were notified that the respective counties in which they operate were no longer funding the hospitals with certain reimbursements resulting from reductions in federal matching Inter-Governmental Transfer funds. As a result of the unfavorable adjustments required from the revised SSI ratios, and the write-off of receivables from certain counties located in Florida, our pre-tax consolidated financial results during the three-month period ended March 31, 2012 were unfavorably impacted by an aggregate of approximately $8 million (net of the portion attributable to third-party non-controlling ownership interests).

HITECH Act: In July 2010, the Department of Health and Human Services (“HHS”) published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but we expect that all of the states in which our eligible hospitals operate will ultimately choose to participate. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

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

There are no EHR-related revenues included in our consolidated results of operations for the three-month periods ended March 31, 2012 and 2011. Although we received an aggregate of approximately $17 million of state Medicaid, EHR incentive payments as of March 31, 2012, these payments have been reflected as deferred revenue on our consolidated balance sheet as of that date (included in other current liabilities). These payments will be recorded as revenue in our consolidated statements of income in the periods in which the applicable hospitals are deemed to have met the meaningful use criteria. Also, if our hospitals meet the meaningful use criteria, we may become entitled to additional Medicaid incentive payments in future periods. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the IPPS standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act. Although our results of operations for the three-month periods ended March 31, 2012 and 2011 include certain EHR-related expenses, the amounts did not have a material impact on our consolidated financial results.

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

We receive Medicaid revenues in excess of $100 million annually from each of Texas, Pennsylvania, Virginia, Illinois and Washington, D.C., making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2012 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the three months ended March 31, 2012 include the pro rata portion of these Medicaid rate reductions. We can provide no assurance that further reductions to Medicaid revenues (which have been proposed in certain states for fiscal year 2013), particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We received $7 million and $10 million during the three-month periods ended March 31, 2012 and 2011, respectively, of aggregate, net UPL and affiliated hospital indigent care payments. For state fiscal year 2012, Texas Medicaid will operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program, the Texas Health and Human Services Commission (“THHSC”) will transition away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC will make payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. If the applicable hospital district or county makes IGTs consistent with 2011 levels, we believe we would be entitled to aggregate net payments pursuant to these programs of approximately $18 million during the remaining nine months of 2012.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. We earned an aggregate net benefit of approximately $5 million during each of the three-month periods ended March 31, 2012 and 2011 from Medicaid supplemental payments, after assessed Provider Taxes were considered (exclusive of our hospitals located in Oklahoma, as discussed below). Excluding Oklahoma, we estimate that our aggregate net benefit from these Provider Tax programs will approximate $16 million during the remaining nine months of 2012. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In January, 2012, the state of Oklahoma was granted federal approval by the Centers for Medicare and Medicaid Services (“CMS”) for the Supplemental Hospital Offset Payment Program (“SHOPP”) which grants the Oklahoma Health Care Authority the authority to assess a 2.5% fee on certain Oklahoma hospitals and to make Medicaid supplemental payments to hospitals through December 31, 2014, retroactive to July 1, 2011. The state finalized the initial supplemental payment program amounts in March, 2012. Pursuant to the terms and conditions of the SHOPP program during the state’s fiscal years of 2012 and 2013, we estimate that we are entitled to annual net reimbursements of approximately $14 million, retroactive to July 1, 2011. Our pre-tax consolidated financial results for the three-month period ended March 31, 2012 were favorably impacted by approximately $11 million consisting of revenues related to the SHOPP program covering the period of July 1, 2011 through March 31, 2012.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In Indiana, a similar Medicaid SPA was submitted to CMS by the state requesting retroactive approval of the program to July 1, 2011 with the program operating through June 30, 2013. If these SPAs are approved by CMS, we estimate that we may be entitled to net annual reimbursement which would have a favorable impact on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2012 fiscal years (covering the period of October 1, 2011 through September 30, 2012 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $10 million and $12 million during the three-month periods ended March 31, 2012 and 2011, respectively.

In April, 2012, the THHSC published a proposed rule that would change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology, which, if implemented, could reduce reimbursements to us effective July 1, 2012. Although we can provide no assurance as to the ultimate outcome of this rule, or its ultimate impact on our consolidated financial results, if this proposed rule is implemented as currently drafted, our future Texas Medicaid DSH reimbursements could be reduced by approximately $16 million annually, beginning July 1, 2012. As of March 31, 2012, we have approximately $20 million of receivables recorded in connection with Texas Medicaid DSH reimbursements covering the period of October, 2011 through March, 2012, $8 million of which was paid to us in April, 2012. Although at this time we expect to fully collect the remainder of the Texas Medicaid DSH receivables, as previously disclosed, since receipt of the Texas Medicaid DSH reimbursements is contingent on certain public hospitals in Texas making Inter-Governmental Transfers to the state, we can provide no assurance that we will ultimately collect all of the estimated amounts due to us.

Assuming that the South Carolina DSH program is renewed for the state’s 2013 fiscal year at amounts similar to the 2012 fiscal year program, and assuming the Texas DSH program is renewed for the state’s 2013 fiscal year at an reduced annual rate as contemplated in the above-mentioned proposed rule (resulting in a $16 million annual reduction effective July 1, 2012), we estimate our aggregate reimbursements pursuant to these programs to be approximately $28 million during the remaining nine months of 2012. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Immediate Medicare Reductions:

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011 and by 0.10% in 2012 and 2013. Further, the Affordable Care Act implemented certain reforms to Medicare Advantage payments, effective in 2011.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three month periods ended March 31, 2012 and 2011.

Interest Expense:

Interest expense was $47 million and $56 million during the three-month periods ended March 31, 2012 and 2011, respectively. Below is a schedule of our interest expense for the three month periods ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Revolving credit & demand notes	$1,640	$2,169
$200 million, 6.75% Senior Notes due 2011 (a.)	—	3,378
$400 million, 7.125% Senior Notes due 2016 (b.)	7,124	7,124

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
$250 million, 7.00% Senior Notes due 2018	4,375	4,375
Term loan facility A	5,794	8,756
Term loan facility B	14,113	20,371
Accounts receivable securitization program	687	665

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	33,733	46,838
Interest rate swap expense, net	5,158	1,405
Amortization of financing fees	7,277	6,545
Other combined interest expense	1,576	1,673
Capitalized interest on major construction and other projects	(1,005)	—
Interest income	(29)	(44)

Interest expense, net	$46,710	$56,417

(a.)	The $200 million, 6.75% Senior Notes matured and were paid in full on November 15, 2011 utilizing borrowings pursuant to our revolving credit agreement.
(b.)	In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original $250 million of Notes issued in June, 2006 (see Note 4—Long Term Debt). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings.

Interest expense decreased $10 million during the three-month period ended March 31, 2012, as compared to the comparable quarter of 2011. The decreased interest expense was due primarily to decreases in our average effective interest rate (due primarily to an amendment to our credit agreement in March of 2011 which, among other things, provided for reductions in the rates payable for borrowings outstanding under our Term Loan A, Term Loan B and revolving credit facility) and average borrowings outstanding.

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

The operating results for the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during the first quarter of 2011. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. The aggregate pre-tax net gain on the divestiture of San Juan Capestrano in January, 2012 did not have a material impact on our consolidated results of operations during the first quarter of 2012. Assets and liabilities for the Hospital San Juan Capestrano were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

The following table shows the results of operations for the former PSI facilities located in Delaware and Nevada, on a combined basis, which were reflected as discontinued operations during the first quarter of 2011 (amounts in thousands):

Three Months Ended March 31, 2011
Net revenues	$10,260
Income from discontinued operations, before income tax expense	2,331
Income tax expense	(899)

Income from discontinued operations, net of income tax expense	$1,432

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three-month periods ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Provision for income taxes	$79,748	$74,009
Income before income taxes	222,318	203,996

Effective tax rate	35.9%	36.3%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three-month periods ended March 31, 2012 and 2011 (dollar amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Provision for income taxes	$79,748	$74,009
Income before income taxes	222,318	203,996
Less: Net income attributable to noncontrolling interests	(13,963)	(15,794)

Income before income taxes, less net income attributable to noncontrolling interests	208,355	188,202

Effective tax rate	38.3%	39.3%

The decrease in the effective tax rates during the three-month period ended March 31, 2012, as compared to the comparable prior year quarter, was primarily attributable to a decrease in our blended effective state income tax rate.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $127 million during the three-month period ended March 31, 2012 and $183 million during the comparable quarter of the prior year. The net decrease of $56 million was primarily attributable to the following:

•	a favorable change of $16 million due to an increase in net income plus depreciation and amortization expense and stock-based compensation;

•	a $43 million unfavorable change in accounts receivable, as discussed below;

•	a $21 million unfavorable change in other working capital accounts due primarily to the timing of accrued compensation payments, and;

•	$8 million of other combined net unfavorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the three-month periods. The result is divided into the accounts receivable balance at March 31st of each year to obtain the DSO. Our DSO were 56 days at March 31, 2012 and 48 days at March 31, 2011.

Our net accounts receivable balance as of March 31, 2012 increased approximately $147 million over the balance as of December 31, 2011 (excluding the impact of the divestiture of a behavioral health facility during the first quarter of 2012). The increase was due primarily to: (i) $36 million of revenues recorded during the first quarter of 2012 resulting from the above-mentioned agreement entered into with the United

States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services related to Medicare inpatient prospective payment system underpayments during a number of prior years; (ii) increased revenues experienced by our behavioral health care facilities during the first quarter of 2012 as a result of increases in adjusted patient days and revenue per adjusted day; (iii) an increase in other receivables including state-based revenue program receivables in certain states, most particularly Illinois, as discussed below, and; (iv) an increase in receivables recorded in connection with Texas Medicaid DSH reimbursements ($20 million outstanding covering the period of October, 2011 through March, 2012, $8 million of which was paid to us in April, 2012).

As of March 31, 2012 and December 31, 2011, our accounts receivable includes approximately $73 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $50 million as of March 31, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first three months of 2012, we used $47 million of net cash in investing activities as follows:

•

spent $93 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California which is scheduled to be completed and opened in mid-2013;

•	spent $14 million in connection with the purchase and implementation of an electronic health records application;

•	received $53 million in connection with the divestiture of the Hospital San Juan Capestrano and the divestiture of the real property of a previously closed behavioral health care facility, and;

•

received $7 million from a deposit returned to us in connection with the termination of an agreement to purchase an acute care hospital located in Texas (see Note 8 to the Consolidated Financial Statements).

During the first three months of 2011, we used $64 million of net cash in investing activities as follows:

•	spent $57 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities;

•	spent $8 million in connection with the purchase and implementation of an electronic health records application, and;

•	received $1 million for the sale of the real property of a closed acute care facility.

Net cash provided by/used in financing activities

During the first three months of 2012, we used $79 million of net cash in financing activities as follows:

•	spent $71 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A ($35 million), Term Loan B ($13 million) and revolving credit ($22 million) facilities;

•	spent $3 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $2 million to repurchase shares of our Class B Common Stock;

•	spent $5 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $1 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first three months of 2011, we used $97 million of net cash in financing activities as follows:

•	spent $136 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A and Term Loan B credit facilities;

•	generated $73 million of cash primarily from additional borrowings pursuant to our revolving credit facility and accounts receivable securitization program;

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

Expected Capital Expenditures During the Remainder of 2012:

During the remaining nine months of 2012, we expect to spend approximately $260 million to $285 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Agreement Amendment in March, 2011 (as discussed below), we prepaid the principal amount and permanently reduced the Term Loan B commitment by $125 million. During the first quarter of 2012, we made scheduled principal payments of $35 million on the Term Loan A and $13 million on the Term Loan B. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 15, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

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

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At March 31, 2012, we had $240 million of outstanding borrowings and no additional capacity pursuant to the terms of our accounts receivable securitization program.

As of March 31, 2012, we had $9 million outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

As of March 31, 2012, we had an aggregate of $509 million of available borrowing capacity pursuant to the terms of our Credit Agreement and Securitization, net of $219 million of outstanding borrowings, $63 million of outstanding letters of credit and $9 million of outstanding borrowings under a short-term, on-demand credit facility.

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

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2015) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of March 31, 2012.

The carrying amount and fair value of our debt was $3.58 billion and $3.65 billion at March 31, 2012, respectively. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 60% at March 31, 2012 and 61% at December 31, 2011.

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

Off-Balance Sheet Arrangements

During the three months ended March 31, 2012, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $83 million consisting of: (i) $66 million related to our self-insurance programs, and; (ii) $17 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended March 31, 2012. Reference is made to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

U.S. v. Marion and UHS:

In November, 2009, the United States Department of Justice (“DOJ”) and the Virginia Attorney General intervened in a qui tam case that had been filed by former employees of Marion Youth Center under seal in 2007 against Universal Health Services, Inc. (“UHS”), and Keystone Marion, LLC (“Marion”) and Keystone Education and Youth Services, LLC (“Keystone”). The intervention by the DOJ followed the issuance of a series of subpoenas from the Office of the Inspector General for the Department of Health and Human Services seeking documents related to the treatment of Medicaid beneficiaries at Marion. The amended complaint filed by the DOJ and Virginia Attorney General alleged causes of action pursuant to the federal and state false claims acts and the Virginia fraud statute. The former employees filed a separate amended complaint alleging employment and retaliation claims as well as false claim act violations. During the third quarter of 2011, we reached agreements in principle to settle all of the claims. During the first quarter of 2012, the settlement agreements were finalized. We had previously established a reserve in connection with this matter, which did not have a material impact on our financial statements. Settlement payments were made in April, 2012.

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

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, have been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted either late 2012 or early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the three-month period ended March 31, 2012 or the year ended December 31, 2011.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of March 31, 2012 and December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability in this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

Department of Justice Investigation of Sierra Vista:

In 2009, Sierra Vista Hospital in Sacramento, California learned of an investigation by the U.S. Department of Justice (“DOJ”) relating to Medicare services provided by the facility. The DOJ ultimately notified the facility that with respect to partial hospitalization and outpatient services, the DOJ believed that the medical record documentation did not adequately support the claims submitted for reimbursement by Medicare. We reached a settlement with the DOJ which was finalized during the second quarter of 2012. As part of that agreement, the facility will be subject to a corporate integrity agreement. The reserve established in connection with this matter did not have a material impact on our consolidated financial statements.

Department of Justice Investigation of Friends Hospital:

In October, 2010, Friends Hospital in Philadelphia, Pennsylvania, received a subpoena from the DOJ requesting certain documents from the facility. The requested documents have been collected and provided to the DOJ for review and examination. Another subpoena was issued to the facility in July 2011 requesting additional documents, a portion of which have been collected and delivered to the DOJ, pursuant to their request. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the corresponding reserve established on our consolidated balance sheet, was not material to our consolidated financial position or results of operations.

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

Our Annual Report on Form 10-K for the year ended December 31, 2011 includes a listing of risk factors to be considered by investors in our securities. There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, 207,127 shares of which (as reflected below) remains available for purchase as of March 31, 2012. Pursuant to the terms of our program, we purchased 48,993 shares at an average price of $41.18 per share or approximately $2.0 million in the aggregate during the first quarter of 2012. The following schedule provides information related to our stock repurchase programs for each of the three months ended March 31, 2012:

2012 period	Additional shares authorized for repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
January, 2012	—	26,743	N/A	26,743	$40.09	$1,072,086	229,377
February, 2012	—	15,634	N/A	15,634	41.95	655,842	213,743
March, 2012	—	6,616	N/A	6,616	43.79	289,717	207,127

Total January through March	—	48,993	N/A	48,993	$41.18	$2,017,645	207,127

Dividends

During the quarter ended March 31, 2012, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: May 8, 2012	/S/ ALAN B. MILLER
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