Form 10-Q
period 2012-06-30
UNIVERSAL HEALTH SERVICES INC
filed 2012-08-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of July 31, 2012:

Class A	6,625,708
Class B	89,576,045
Class C	664,000
Class D	32,148

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended June 30, 2012, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues before provision for doubtful accounts	$1,914,463	$1,869,414	$3,860,675	$3,744,842
Less: Provision for doubtful accounts	184,660	154,950	333,283	304,120

Net revenues	1,729,803	1,714,464	3,527,392	3,440,722

Operating charges:
Salaries, wages and benefits	856,878	836,559	1,730,872	1,667,317
Other operating expenses	347,412	349,454	700,985	688,811
Supplies expense	198,100	202,003	403,740	405,282
Depreciation and amortization	73,078	71,215	144,970	140,809
Lease and rental expense	24,003	22,996	47,465	45,853

	1,499,471	1,482,227	3,028,032	2,948,072

Income from operations	230,332	232,237	499,360	492,650
Interest expense, net	45,888	49,808	92,598	106,225

Income before income taxes	184,444	182,429	406,762	386,425
Provision for income taxes	67,000	66,395	146,748	140,404

Net income	117,444	116,034	260,014	246,021
Less: Income attributable to noncontrolling interests	9,883	12,385	23,846	28,179

Net income attributable to UHS	$107,561	$103,649	$236,168	$217,842

Basic earnings per share attributable to UHS	$1.11	$1.06	$2.44	$2.23

Diluted earnings per share attributable to UHS	$1.10	$1.04	$2.41	$2.20

Weighted average number of common shares—basic	96,691	97,563	96,642	97,472
Add: Other share equivalents	1,038	1,695	1,118	1,591

Weighted average number of common shares and equivalents—diluted	97,729	99,258	97,760	99,063

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$117,444	$116,034	$260,014	$246,021
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	212	(20,583)	1,827	(18,276)
Amortization of terminated hedge	(84)	(84)	(168)	(168)

Other comprehensive income before tax	128	(20,667)	1,659	(18,444)
Income tax expense related to items of other comprehensive income	50	(7,916)	632	(7,056)

Total other comprehensive income, net of tax	78	(12,751)	1,027	(11,388)

Comprehensive income	117,522	103,283	261,041	234,633
Less: Comprehensive income attributable to noncontrolling interests	9,883	12,385	23,846	28,179

Comprehensive income attributable to UHS	$107,639	$90,898	$237,195	$206,454

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$32,941	$41,229
Accounts receivable, net	1,019,929	969,802
Supplies	96,882	96,775
Other current assets	99,534	99,859
Deferred income taxes	122,795	108,324
Current assets held for sale	84,365	48,916

Total current assets	1,456,446	1,364,905

Property and equipment	5,172,407	5,106,160
Less: accumulated depreciation	(1,875,492)	(1,818,180)

	3,296,915	3,287,980

Other assets:
Goodwill	2,610,637	2,627,602
Deferred charges	106,095	111,780
Other	288,555	272,978

	$7,758,648	$7,665,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,497	$2,479
Accounts payable and accrued liabilities	852,256	832,125
Current liabilities held for sale	15,966	2,329
Federal and state taxes	12,893	0

Total current liabilities	883,612	836,933

Other noncurrent liabilities	393,928	401,908
Long-term debt	3,458,509	3,651,428
Deferred income taxes	206,403	209,592
Redeemable noncontrolling interests	226,537	218,266
UHS common stockholders’ equity	2,536,884	2,296,352
Noncontrolling interest	52,775	50,766

Total equity	2,589,659	2,347,118

	$7,758,648	$7,665,245

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Six months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$260,014	$246,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	148,703	144,949
Stock-based compensation expense	10,996	8,665
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(63,937)	(77,661)
Accrued interest	15,873	(2,309)
Accrued and deferred income taxes	3,955	55,420
Other working capital accounts	(13,085)	(48,417)
Other assets and deferred charges	13,866	11,525
Other	2,050	3,468
Accrued insurance expense, net of commercial premiums paid	42,241	47,480
Payments made in settlement of self-insurance claims	(47,814)	(33,365)

Net cash provided by operating activities	372,862	355,776

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(182,351)	(116,240)
Proceeds received from sale of assets and businesses	53,461	2,041
Acquisition of property and businesses	(11,476)	0
Costs incurred for purchase and implementation of electronic health records application	(28,008)	(11,416)
Return of deposit on terminated purchase agreement	6,500	0

Net cash used in investing activities	(161,874)	(125,615)

Cash Flows from Financing Activities:
Reduction of long-term debt	(195,686)	(200,566)
Additional borrowings	0	36,000
Financing costs	0	(23,534)
Repurchase of common shares	(2,927)	(6,163)
Dividends paid	(9,673)	(9,763)
Issuance of common stock	2,575	2,408
Profit distributions to noncontrolling interests	(13,565)	(23,201)

Net cash used in financing activities	(219,276)	(224,819)

(Decrease) increase in cash and cash equivalents	(8,288)	5,342
Cash and cash equivalents, beginning of period	41,229	29,474

Cash and cash equivalents, end of period	$32,941	$34,816

Supplemental Disclosures of Cash Flow Information:
Interest paid	$62,158	$102,213

Income taxes paid, net of refunds	$141,571	$83,532

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2012. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

The condensed consolidated financial statements include the accounts of our majority-owned subsidiaries and partnerships and limited liability companies controlled by us, or our subsidiaries, as managing general partner or managing member. The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all normal and recurring adjustments which, in our opinion, are necessary to fairly state results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the accompanying disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At June 30, 2012, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $520,000 and $480,000 during the three-month periods ended June 30, 2012 and 2011, respectively and $1.0 million and $951,000 during the six-month periods ended June 30, 2012 and 2011, respectively. Our pre-tax share of income from the Trust was $591,000 and $260,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $891,000 and $560,000 for the six-month periods ended June 30, 2012 and 2011, respectively. The carrying value of this investment was $9.0 million and $9.9 million at June 30, 2012 and December 31, 2011, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $32.7 million at June 30, 2012 and $30.7 million at December 31, 2011.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during each of the three-month periods ended June 30, 2012 and 2011, and $8.2 million and $8.3 million for the six-month periods ended June 30, 2012 and 2011, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2011 or the first six months of 2012.

In connection with the commencement of Marvin G. Pember’s employment with us in August, 2011 as Senior Vice President and President of our Acute Care division, we agreed to purchase his former personal residence located in Indiana if it remained unsold to a third-party for longer than 180 days after commencement of his employment. Since the property remained unsold, the purchase occurred in June, 2012 for approximately $1 million which represents the fair-market value as derived by third-party appraisals. We are actively marketing the property for sale to a third-party buyer.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $227 million and $218 million as of June 30, 2012 and December 31, 2011, respectively, and the noncontrolling interest balances of $53 million and $51 million at June 30, 2012 and December 31, 2011, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of June 30, 2012, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Debt:

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Agreement Amendment in March, 2011 (as discussed below), we prepaid the principal amount and permanently reduced the Term Loan B commitment by $125 million. During the first six months of 2012, we made scheduled principal payments of $36 million on the Term Loan A and $13 million on the Term Loan B. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 15, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

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

As of June 30, 2012, we had $623 million of available borrowing capacity pursuant to the terms of our Credit Agreement, net of $115 million of outstanding borrowings and $62 million of outstanding letters of credit.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2012, we had $230 million of outstanding borrowings and $45 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

As of June 30, 2012, we had no outstanding borrowings under a short-term, on-demand credit facility. When applicable, outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

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

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2016) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2012.

The carrying amount and fair value of our debt was $3.46 billion and $3.53 billion at June 30, 2012, respectively. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness and consideration of nonperformance risk of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2011 and the first six months of 2012 and determined the hedges to be highly effective. We also determined that no significant portion of the hedges is ineffective as of June 30, 2012. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. At June 30, 2012, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $46 million at June 30, 2012, of which $1 million is included in other current liabilities and $45 million is included in other noncurrent liabilities on the accompanying balance sheet.

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

As of June 30, 2012 and December 31, 2011, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $288 million and $292 million, respectively, of which $60 million is included in current liabilities as of each date.

Property Insurance

We have commercial property insurance policies covering catastrophic losses, including windstorm damage, up to a $1 billion policy limit per occurrence, subject to a $250,000 deductible for the majority of our properties (the properties acquired from Psychiatric Solutions, Inc. are subject to a $50,000 deductible). Losses resulting from named windstorms are subject to deductibles between 3% and 5% of the declared total insurable value of the property. In addition, we have commercial property insurance policies covering catastrophic losses resulting from earthquake and flood damage, each subject to aggregated loss limits (as opposed to per occurrence losses). Our earthquake limit is $250 million, subject to a deductible of $250,000, except for facilities located within documented fault zones. Earthquake losses that affect facilities located in fault zones within the United States are subject to a $100 million limit and will have applied deductibles ranging from 1% to 5% of the declared total insurable value of the property. The earthquake limit in Puerto Rico is $25 million. Flood losses have either a $250,000 or $500,000 deductible, based upon the location of the facility.

Other

As of June 30, 2012 and December 31, 2011, our accounts receivable includes approximately $72 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $52 million as of June 30, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of June 30, 2012, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $81 million consisting of: (i) $65 million related to our self-insurance programs, and; (ii) $16 million of other debt and public utility guarantees.

Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a wholly-owned subsidiary of ours, has been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements pertaining to the operation of non-public schools. During the second quarter of 2012, we reached a settlement in connection with this matter which requires finalization of a definitive agreement which is subject to approval of the California Attorney General’s Office and Superior Court presiding over the case. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, have been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted either late 2012 or early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2012 or the year ended December 31, 2011.

Office of Inspector General Investigation of Peachford Hospital:

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the Office of the Inspector General for the Department of Health and Human Services requesting various documents from 2004 to the present. We are in the process of securing and collecting the requested documents for production. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of June 30, 2012 and December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

	Three months ended June 30, 2012
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,034,837	$1,423,894	—	$4,458,731
Gross outpatient revenues	$1,540,569	$162,475	$12,723	$1,715,767
Total net revenues	$845,552	$875,031	$9,220	$1,729,803
Income/(loss) before allocation of corporate overhead and income taxes	$61,602	$224,963	($102,121)	$184,444
Allocation of corporate overhead	($37,979)	($21,071)	$59,050	0
Income/(loss) after allocation of corporate overhead and before income taxes	$23,623	$203,892	($43,071)	$184,444
Total assets as of 6/30/12	$2,957,192	$4,431,758	$369,698	$7,758,648

	Six months ended June 30, 2012
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,312,862	$2,845,979	—	$9,158,841
Gross outpatient revenues	$3,089,419	$323,733	$24,993	$3,438,145
Total net revenues	$1,772,083	$1,739,904	$15,405	$3,527,392
Income/(loss) before allocation of corporate overhead and income taxes	$191,450	$427,459	($212,147)	$406,762
Allocation of corporate overhead	($78,722)	($42,132)	$120,854	0
Income/(loss) after allocation of corporate overhead and before income taxes	$112,728	$385,327	($91,293)	$406,762
Total assets as of 6/30/12	$2,957,192	$4,431,758	$369,698	$7,758,648

	Three months ended June 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,951,260	$1,404,643	—	$4,355,903
Gross outpatient revenues	$1,364,531	$157,748	$14,671	$1,536,950
Total net revenues	$863,907	$844,734	$5,823	$1,714,464
Income/(loss) before allocation of corporate overhead and income taxes	$91,145	$189,590	($98,306)	$182,429
Allocation of corporate overhead	($30,518)	($15,691)	$46,209	0
Income/(loss) after allocation of corporate overhead and before income taxes	$60,627	$173,899	($52,097)	$182,429
Total assets as of 6/30/11	$2,779,803	$4,381,320	$404,630	$7,565,753

	Six months ended June 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$6,107,084	$2,795,844	—	$8,902,928
Gross outpatient revenues	$2,684,482	$307,343	$27,540	$3,019,365
Total net revenues	$1,755,295	$1,673,678	$11,749	$3,440,722
Income/(loss) before allocation of corporate overhead and income taxes	$218,129	$375,378	($207,082)	$386,425
Allocation of corporate overhead	($63,324)	($31,416)	$94,740	0
Income/(loss) after allocation of corporate overhead and before income taxes	$154,805	$343,962	($112,342)	$386,425
Total assets as of 6/30/11	$2,779,803	$4,381,320	$404,630	$7,565,753

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	(amounts in thousands)
	2012	2011	2012	2011
Basic and Diluted:
Net income attributable to UHS	$107,561	$103,649	$236,168	$217,842
Less: Net income attributable to unvested restricted share grants	(126)	(126)	(294)	(275)

Net income attributable to UHS—basic and diluted	$107,435	$103,523	$235,874	$217,567

Weighted average number of common shares—basic	96,691	97,563	96,642	97,472
Net effect of dilutive stock options and grants based on the treasury stock method	1,038	1,695	1,118	1,591

Weighted average number of common shares and equivalents—diluted	97,729	99,258	97,760	99,063

Earnings per basic share attributable to UHS:	$1.11	$1.06	$2.44	$2.23

Earnings per diluted share attributable to UHS:	$1.10	$1.04	$2.41	$2.20

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2.6 million for each of the three months and six months ended June 30, 2012. There were no significant anti-dilutive stock options during the three and six months ended June 30, 2011. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended June 30, 2012 and 2011, compensation cost of $4.7 million ($2.9 million after-tax) and $4.2 million ($2.6 million after-tax), respectively, was recognized related to outstanding stock options. During the six-month periods ended June 30, 2012 and 2011, compensation cost of $9.6 million ($6.0 million after-tax) and $7.7 million ($4.7 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended June 30, 2012 and 2011, compensation cost of approximately $593,000 ($369,000 after-tax) and $455,000 ($281,000 after-tax), respectively, was recognized related to restricted stock. During the six-month periods ended June 30, 2012 and 2011, compensation cost of approximately $1.2 million ($727,000 after-tax) and $906,000 ($559,000 after-tax), respectively, was recognized related to restricted stock. As of June 30, 2012 there was $45.3 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.9 years. There were 2,870,200 stock options granted (net of cancellations) during the first six months of 2012 with a weighted-average grant date fair value of $10.72 per share. There were 54,127 restricted stock shares granted during the first six months of 2012, with a weighted-average grant date fair value of $36.95 per share.

(8) Dispositions and acquisitions

Six-month period ended June 30, 2012:

Acquisitions:

In June, 2012, we executed a definitive agreement to acquire Ascend Health Corporation (“Ascend”) for $500 million in cash. Including the assumption of $17 million in Ascend net debt, the total transaction consideration is approximately $517 million. Ascend is the largest private psychiatric hospital provider with 9 owned or leased freestanding psychiatric inpatient facilities located in 5 states including Texas, Arizona, Utah, Oregon and Washington. We expect to complete the transaction in the fourth quarter of 2012, subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Act.

During the first six months of 2012, we spent $11 million in connection with the acquisition of a physician practice and various real properties.

As a result of the third-party seller’s inability to obtain the removal of the deed restriction on its hospital, we provided the seller with a notice of termination of the previously executed purchase agreement in connection with our planned acquisition of the Knapp Medical Center located in Weslaco, Texas. In connection with this termination, our $6.5 million deposit was refunded to us in March, 2012.

Divestitures:

During the first six months of 2012, we received aggregate cash proceeds of approximately $53 million for the divestiture of: (i) the Hospital San Juan Capestrano, a 108-bed behavioral health care facility located in Rio Piedras, Puerto Rico, that was sold in January, 2012 pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of Psychiatric Solutions, Inc., and; (ii) the real property of a previously closed behavioral health care facility. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the first six months of 2012. The assets and liabilities for the Hospital San Juan Capestrano were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

In addition, we executed a definitive agreement to sell Auburn Regional Medical Center, a 213-bed acute care hospital located in Auburn, Washington, for total cash proceeds of approximately $98 million including estimated working capital. The transaction, which is subject to customary regulatory approvals, is expected to occur in the fourth quarter of 2012. We expect to realize a substantial gain on the divestiture of this hospital which will be recorded in our consolidated financial statements upon closing of the transaction. The operating results for Auburn Regional Medical Center are reflected as discontinued operations for each of the periods presented herein. Since the hospital’s income/loss before income taxes is not material to our consolidated financial statements it is included in other operating expenses. The assets and liabilities for Auburn Regional Medical Center are reflected as “held for sale” on our Consolidated Balance Sheet as of June 30, 2012.

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

(9) Dividends

We declared and paid dividends of $4.8 million, or $.05 per share, during the second quarter of 2012 and $4.9 million, or $.05 per share, during the second quarter of 2011. We declared and paid dividends of $9.7 million and $9.8 million during the six-month periods ended June 30, 2012 and 2011, respectively.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of June 30, 2012 and 2011 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$286	$247	$572	$581
Interest cost	1,165	1,071	2,330	2,523
Expected return on assets	(2,111)	(1,774)	(3,651)	(3,283)
Recognized actuarial loss	1,055	470	2,110	1,214

Net periodic pension cost	$395	$14	$1,361	$1,035

During the six months ended June 30, 2012, we made contributions totaling $7.1 million to our pension plan.

(11) Income Taxes

As of January 1, 2012, our unrecognized tax benefits were approximately $7 million. The amount, if recognized, that would affect the effective tax rate is approximately $5 million. During the quarter ended June 30, 2012, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of June 30, 2012, we have approximately $1 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2008 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

The following financial statements present condensed consolidating financial data for (i) Universal Health Services, Inc. (on a parent company only basis), (ii) the combined Guarantors, (iii) the combined non guarantor subsidiaries (all other subsidiaries), (iv) an elimination column for adjustments to arrive at the information for the parent company, Guarantors, and non-guarantors on a consolidated basis, and (v) the parent company and our subsidiaries on a consolidated basis.

Investments in subsidiaries are accounted for by the parent company and the Guarantors using the equity method for this presentation. Results of operations of subsidiaries are therefore classified in the parent company’s and Guarantors’ investment in subsidiaries accounts. The elimination entries set forth in the following condensed consolidating financial statements eliminate distributed and undistributed income of subsidiaries, investments in subsidiaries, and intercompany balances and transactions between the parent, Guarantors, and non-guarantors.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,295,803	$625,213	$(6,553)	$1,914,463
Less: Provision for doubtful accounts	0	105,390	79,270	0	184,660

Net revenues	0	1,190,413	545,943	(6,553)	1,729,803

Operating charges:
Salaries, wages and benefits	0	608,937	247,941	0	856,878
Other operating expenses	0	223,553	130,318	(6,459)	347,412
Supplies expense	0	122,524	75,576	0	198,100
Depreciation and amortization	0	50,997	22,081	0	73,078
Lease and rental expense	0	14,394	9,703	(94)	24,003

	0	1,020,405	485,619	(6,553)	1,499,471

Income from operations	0	170,008	60,324	0	230,332
Interest expense	44,298	838	752	0	45,888
Interest (income) expense, affiliate	0	22,783	(22,783)	0	0
Equity in net income of consolidated affiliates	(134,904)	(28,548)	0	163,452	0

Income before income taxes	90,606	174,935	82,355	(163,452)	184,444
Provision for income taxes	(16,955)	62,521	21,434	0	67,000

Net income	107,561	112,414	60,921	(163,452)	117,444
Less: Income attributable to noncontrolling interests	0	0	9,883	0	9,883

Net income attributable to UHS	$107,561	$112,414	$51,038	$(163,452)	$107,561

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$2,629,267	$1,244,287	$(12,879)	$3,860,675
Less: Provision for doubtful accounts	0	194,768	138,515	0	333,283

Net revenues	0	2,434,499	1,105,772	(12,879)	3,527,392

Operating charges:
Salaries, wages and benefits	0	1,229,795	501,077	0	1,730,872
Other operating expenses	0	459,587	254,088	(12,690)	700,985
Supplies expense	0	250,833	152,907	0	403,740
Depreciation and amortization	0	102,256	42,714	0	144,970
Lease and rental expense	0	29,238	18,416	(189)	47,465

	0	2,071,709	969,202	(12,879)	3,028,032

Income from operations	0	362,790	136,570	0	499,360
Interest expense	89,452	1,625	1,521	0	92,598
Interest (income) expense, affiliate	0	45,565	(45,565)	0	0
Equity in net income of consolidated affiliates	(291,382)	(69,625)	0	361,007	0

Income before income taxes	201,930	385,225	180,614	(361,007)	406,762
Provision for income taxes	(34,238)	136,629	44,357	0	146,748

Net income	236,168	248,596	136,257	(361,007)	260,014
Less: Income attributable to noncontrolling interests	0	0	23,846	0	23,846

Net income attributable to UHS	$236,168	$248,596	$112,411	$(361,007)	$236,168

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$1,265,907	$609,853	$(6,346)	$1,869,414
Less: Provision for doubtful accounts	0	80,327	74,623	0	154,950

Net revenues	0	1,185,580	535,230	(6,346)	1,714,464

Operating charges:
Salaries, wages and benefits	0	597,724	238,835	0	836,559
Other operating expenses	0	236,064	119,641	(6,251)	349,454
Supplies expense	0	126,185	75,818	0	202,003
Depreciation and amortization	0	51,088	20,127	0	71,215
Lease and rental expense	0	15,325	7,766	(95)	22,996

	0	1,026,386	462,187	(6,346)	1,482,227

Income from operations	0	159,194	73,043	0	232,237
Interest expense, net	48,386	809	613	0	49,808
Interest (income) expense, affiliate	0	15,904	(15,904)	0	0
Equity in net income of consolidated affiliates	(133,832)	(38,049)	0	171,881	0

Income before income taxes	85,446	180,530	88,334	(171,881)	182,429
Provision for income taxes	(18,203)	65,171	19,427	0	66,395

Net income	103,649	115,359	68,907	(171,881)	116,034
Less: Income attributable to noncontrolling interests	0	0	12,385	0	12,385

Net income attributable to UHS	$103,649	$115,359	$56,522	$(171,881)	$103,649

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net revenues before provision for doubtful accounts	$0	$2,550,935	$1,206,560	$(12,653)	$3,744,842
Less: Provision for doubtful accounts	0	170,756	133,364	0	304,120

Net revenues	0	2,380,179	1,073,196	(12,653)	3,440,722

Operating charges:
Salaries, wages and benefits	0	1,190,926	476,391	0	1,667,317
Other operating expenses	0	467,052	234,222	(12,463)	688,811
Supplies expense	0	253,889	151,393	0	405,282
Depreciation and amortization	0	101,721	39,088	0	140,809
Lease and rental expense	0	30,995	15,048	(190)	45,853

	0	2,044,583	916,142	(12,653)	2,948,072

Income from operations	0	335,596	157,054	0	492,650
Interest expense, net	103,256	1,602	1,367	0	106,225
Interest (income) expense, affiliate	0	31,808	(31,808)	0	0
Equity in net income of consolidated affiliates	(281,440)	(88,251)	0	369,691	0

Income before income taxes	178,184	390,437	187,495	(369,691)	386,425
Provision for income taxes	(39,658)	140,132	39,930	0	140,404

Net income	217,842	250,305	147,565	(369,691)	246,021
Less: Income attributable to noncontrolling interests	0	0	28,179	0	28,179

Net income attributable to UHS	$217,842	$250,305	$119,386	$(369,691)	$217,842

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$107,561	$112,414	$60,921	$(163,452)	$117,444
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	212	0	0	0	212
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	128	0	0	0	128
Income tax expense related to items of other comprehensive income	50	0	0	0	50

Total other comprehensive income, net of tax	78	0	0	0	78

Comprehensive income	107,639	112,414	60,921	(163,452)	117,522
Less: Comprehensive income attributable to noncontrolling interests	0	0	9,883	0	9,883

Comprehensive income attributable to UHS	$107,639	$112,414	$51,038	$(163,452)	$107,639

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

					Total
			Non	Consolidating	Consolidated
	Parent	Guarantors	Guarantors	Adjustments	Amounts
Net income	$236,168	$248,596	$136,257	$(361,007)	$260,014
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	1,827	0	0	0	1,827
Amortization of terminated hedge	(168)	0	0	0	(168)

Other comprehensive income before tax	1,659	0	0	0	1,659
Income tax expense related to items of other comprehensive income	632	0	0	0	632

Total other comprehensive income, net of tax	1,027	0	0	0	1,027

Comprehensive income	237,195	248,596	136,257	(361,007)	261,041
Less: Comprehensive income attributable to noncontrolling interests	0	0	23,846	0	23,846

Comprehensive income attributable to UHS	$237,195	$248,596	$112,411	$(361,007)	$237,195

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$103,649	$115,359	$68,907	$(171,881)	$116,034
Other comprehensive income (loss):
Unrealized derivative losses on cash flow hedges	(20,583)	0	0	0	(20,583)
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	(20,667)	0	0	0	(20,667)
Income tax expense related to items of other comprehensive income	(7,916)	0	0	0	(7,916)

Total other comprehensive income, net of tax	(12,751)	0	0	0	(12,751)

Comprehensive income	90,898	115,359	68,907	(171,881)	103,283
Less: Comprehensive income attributable to noncontrolling interests	0	0	12,385	0	12,385

Comprehensive income attributable to UHS	$90,898	$115,359	$56,522	$(171,881)	$90,898

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$217,842	$250,305	$147,565	$(369,691)	$246,021
Other comprehensive income (loss):
Unrealized derivative losses on cash flow hedges	(18,276)	0	0	0	(18,276)
Amortization of terminated hedge	(168)	0	0	0	(168)

Other comprehensive income before tax	(18,444)	0	0	0	(18,444)
Income tax expense related to items of other comprehensive income	(7,056)	0	0	0	(7,056)

Total other comprehensive income, net of tax	(11,388)	0	0	0	(11,388)

Comprehensive income	206,454	250,305	147,565	(369,691)	234,633
Less: Comprehensive income attributable to noncontrolling interests	0	0	28,179	0	28,179

Comprehensive income attributable to UHS	$206,454	$250,305	$119,386	$(369,691)	$206,454

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$23,148	$9,793	$0	$32,941
Accounts receivable, net	3,786	705,845	310,298	0	1,019,929
Supplies	0	58,738	38,144	0	96,882
Other current assets	12,878	77,560	9,096	0	99,534
Deferred income taxes	81,565	41,230	322	(322)	122,795
Current assets held for sale	0	84,365	0	0	84,365

Total current assets	98,229	990,886	367,653	(322)	1,456,446

Investments in subsidiaries	5,504,955	1,251,474	0	(6,756,429)	0
Intercompany receivable	475,833	0	129,403	(605,236)	0
Intercompany note receivable	0	0	1,142,539	(1,142,539)	0
Property and equipment	0	3,687,805	1,484,602	0	5,172,407
Less: accumulated depreciation	0	(1,205,261)	(670,231)	0	(1,875,492)

	0	2,482,544	814,371	0	3,296,915

Other assets:
Goodwill	820	2,115,465	494,352	0	2,610,637
Deferred charges	91,728	5,986	8,381	0	106,095
Other	9,450	192,612	86,493	0	288,555

	$6,181,015	$7,038,967	$3,043,192	$(8,504,526)	$7,758,648

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$1,049	$1,448	$0	$2,497
Accounts payable and accrued liabilities	27,519	620,332	204,405	0	852,256
Current liabilities held for sale	0	15,966	0	0	15,966
Federal and state taxes	12,072	201	620	0	12,893

Total current liabilities	39,591	637,548	206,473	0	883,612

Intercompany payable	0	605,236	0	(605,236)	0
Other noncurrent liabilities	50,747	237,291	105,890	0	393,928
Long-term debt	3,405,069	1,411	52,029	0	3,458,509
Intercompany note payable	0	1,142,539	0	(1,142,539)	0
Deferred income taxes	148,724	58,001	0	(322)	206,403
Redeemable noncontrolling interests	0	0	226,537	0	226,537
UHS common stockholders’ equity	2,536,884	4,356,941	2,399,488	(6,756,429)	2,536,884
Noncontrolling interest	0	0	52,775	0	52,775

Total equity	2,536,884	4,356,941	2,452,263	(6,756,429)	2,589,659

	$6,181,015	$7,038,967	$3,043,192	$(8,504,526)	$7,758,648

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$2,144	$279,941	$90,777	$0	$372,862

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(153,894)	(28,457)	0	(182,351)
Proceeds received from sale of assets and businesses	0	49,984	3,477	0	53,461
Acquisition of property and businesses	0	(11,476)	0		(11,476)
Costs incurred for purchase and development of electronic health records application	0	(28,008)	0	0	(28,008)
Return of deposit on terminated purchase agreement	6,500	0	0	0	6,500

Net cash used in investing activities	6,500	(143,394)	(24,980)	0	(161,874)

Cash Flows from Financing Activities:
Reduction of long-term debt	(191,898)	(2,289)	(1,499)	0	(195,686)
Repurchase of common shares	(2,927)	0	0	0	(2,927)
Dividends paid	(9,673)	0	0	0	(9,673)
Issuance of common stock	2,575	0	0	0	2,575
Profit distributions to noncontrolling interests	0	0	(13,565)	0	(13,565)
Changes in intercompany balances with affiliates, net	193,279	(144,331)	(48,948)	0	0

Net cash (used in) provided by financing activities	(8,644)	(146,620)	(64,012)	0	(219,276)

Increase (decrease) in cash and cash equivalents	0	(10,073)	1,785	0	(8,288)
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$23,148	$9,793	$0	$32,941

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$13,222	$298,741	43,813	$0	$355,776

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(88,240)	(28,000)	0	(116,240)
Proceeds received from sale of assets and businesses	0	2,041	0	0	2,041
Costs incurred for purchase and development of electronic health records application	0	(11,416)	0	0	(11,416)

Net cash used in investing activities	0	(97,615)	(28,000)	0	(125,615)

Cash Flows from Financing Activities:
Reduction of long-term debt	(188,161)	(850)	(11,555)	0	(200,566)
Additional borrowings	36,000	0	0	0	36,000
Financing costs	(23,534)	0	0	0	(23,534)
Repurchase of common shares	(6,163)	0	0	0	(6,163)
Dividends paid	(9,763)	0	0	0	(9,763)
Issuance of common stock	2,408	0	0	0	2,408
Profit distributions to noncontrolling interests	0	0	(23,201)	0	(23,201)
Changes in intercompany balances with affiliates, net	175,991	(194,187)	18,196		0

Net cash (used in) provided by financing activities	(13,222)	(195,037)	(16,560)	0	(224,819)

Increase (decrease) in cash and cash equivalents	0	6,089	(747)	0	5,342
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$27,474 $	7,342	$0	$34,816

(13) Recent Accounting Standards

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for the three and six-month periods ended June 30, 2012 and 2011. The adoption of this standard had no impact on our financial position or overall results of operations.

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

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of June 30, 2012, we owned and/or operated 25 acute care hospitals and 194 behavioral health centers located in 36 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 6 surgical hospitals and surgery and radiation oncology centers located in 4 states and Puerto Rico.

During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for the three and six-month periods ended June 30, 2012 and 2011. The adoption of this standard had no impact on our financial position or overall results of operations.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 49% and 51% during the three-month periods ended June 30, 2012 and 2011, respectively, and 51% during each of the six-month periods ended June 30, 2012 and 2011. Net revenues from our behavioral health care facilities accounted for 51% and 49% during the three-month periods ended June 30, 2012 and 2011, respectively, and 49% during each of the six-month periods ended June 30, 2012 and 2011.

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

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or our good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Such factors include, among other things, the following:

•	our ability to comply with the existing laws and government regulations, and/or changes in laws and government regulations;

•	an increasing number of legislative initiatives have recently been passed into law that may result in major changes in the health care delivery system on a national or state level. No assurances can be given that the implementation of these new laws will not have a material adverse effect on our business, financial condition or results of operations;

•	possible unfavorable changes in the levels and terms of reimbursement for our charges by third party payors or government programs, including Medicare or Medicaid;

•	an increase in the number of uninsured and self-pay patients treated at our acute care facilities that unfavorably impacts our ability to satisfactorily and timely collect our self-pay patient accounts;

•	our ability to enter into managed care provider agreements on acceptable terms and the ability of our competitors to do the same, including contracts with United/Sierra Healthcare in Las Vegas, Nevada;

•	the outcome of known and unknown litigation, government investigations, false claim act allegations, and liabilities and other claims asserted against us, including matters as disclosed in Part II Item 1. Legal Proceedings;

•	the potential unfavorable impact on our business of deterioration in national, regional and local economic and business conditions, including a continuation or worsening of unfavorable credit market conditions;

•	competition from other healthcare providers (including physician owned facilities) in certain markets, including McAllen/Edinburg, Texas, the site of one of our largest acute care facilities and Riverside County, California;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for healthcare;

•	our ability to attract and retain qualified personnel, nurses, physicians and other healthcare professionals and the impact on our labor expenses resulting from a shortage of nurses and other healthcare professionals;

•	demographic changes;

•	our level of indebtedness has increased substantially as a result of our 2010 acquisition of PSI, and will increase more as a result of our planned acquisition of Ascend Health Corporation later in 2012 (as discussed herein), which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•	we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Massachusetts and Virginia, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the three and six-month periods ended June 30, 2012 include the pro rata portion of these Medicaid rate reductions. Based upon the state budgets for the 2013 fiscal year (which generally begin at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately .5% to 1% (or approximately $8 million to $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally end during the third quarter of 2012). We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

•	our ability to continue to obtain capital on acceptable terms, including borrowed funds, to fund the future growth of our business;

•	some of our acute care facilities continue to experience decreasing inpatient admission trends;

•	our financial statements reflect large amounts due from various commercial and private payors and there can be no assurance that failure of the payors to remit amounts due to us will not have a material adverse effect on our future results of operations;

•	the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. Certain of our acute care hospitals implemented an EHR application in 2011 and we plan to continue the implementation at each of our acute care hospitals, on a facility-by-facility basis, during 2012 and the first six months of 2013. However, there can be no assurance that we (our acute care hospitals) will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amounts are dependent upon various factors including the implementation timing at each hospital. Should we qualify for incentive payments, there may be timing differences in the recognition of the revenues and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act;

•	in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013. We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress;

•	as of June 30, 2012 and December 31, 2011, our accounts receivable includes approximately $72 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $52 million as of June 30, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows;

•	the ability to obtain adequate levels of general and professional liability insurance on current terms;

•	changes in our business strategies or development plans;

•	fluctuations in the value of our common stock, and;

•	other factors referenced herein or in our other filings with the Securities and Exchange Commission.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% of our net patient revenues during each of the three and six-month periods ended June 30, 2012 and 41% of net patient revenues during each of the six-month periods ended June 30, 2012 and 2011. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 50% and 46% of our net patient revenues during the three-month periods ended June 30, 2012 and 2011, respectively, and 49% and 46% of our net patient revenues during the six-month periods ended June 30, 2012 and 2011, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $318 million at June 30, 2012 and $253 million at December 31, 2011.

Our accounts receivable includes $72 million as of June 30, 2012 and $54 million as of December 31, 2011 due from Illinois, the collection of which continues to be delayed due to budgetary and funding pressures experienced by the state. Although approximately $52 million of the receivables due from Illinois as of June 30, 2012 have been outstanding in excess of 60 days, and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Recent Accounting Standards: For a summary of accounting standards, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended June 30, 2012 and 2011:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended June 30, 2012		Three months ended June 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,914,463		$1,869,414
Less: Provision for doubtful accounts	184,660		154,950

Net revenues	1,729,803	100.0%	1,714,464	100.0%

Operating charges:
Salaries, wages and benefits	856,878	49.5%	836,559	48.8%
Other operating expenses	347,412	20.1%	349,454	20.4%
Supplies expense	198,100	11.5%	202,003	11.8%
Depreciation and amortization	73,078	4.2%	71,215	4.2%
Lease and rental expense	24,003	1.4%	22,996	1.3%

Subtotal-operating expenses	1,499,471	86.7%	1,482,227	86.5%

Income from operations	230,332	13.3%	232,237	13.5%
Interest expense, net	45,888	2.7%	49,808	2.9%

Income before income taxes	184,444	10.7%	182,429	10.6%
Provision for income taxes	67,000	3.9%	66,395	3.9%

Net income	117,444	6.8%	116,034	6.8%
Less: Income attributable to noncontrolling interests	9,883	0.6%	12,385	0.7%

Net income attributable to UHS	$107,561	6.2%	$103,649	6.0%

Net revenues increased 1% or $15 million to $1.73 billion during the three-month period ended June 30, 2012 as compared to $1.71 billion during the comparable quarter of the prior year. The increase was attributable to a $15 million or 1% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”);

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $2 million to $184 million during the three-month period ended June 30, 2012 as compared to $182 million during the comparable quarter of the prior year. Included in our income before income taxes during the second quarter of 2012, as compared to the comparable prior year quarter, was the following:

a.	a decrease of $18 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the implementation of electronic health records (“EHR”) applications at our acute care hospitals, as mentioned in e. below;

b.	an increase of $28 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the item mentioned in c. below;

c.	an increase of $6 million consisting primarily of the 2011 portion of net Medicaid supplemental revenues recorded during the second quarter of 2012 related to new programs initiated in certain states in which we operate behavioral health care facilities;

d.	an increase of $4 million due to a decrease in interest expense resulting primarily from a decrease in our average borrowings outstanding;

e.	a decrease of $10 million related to the revenues and expenses recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

f.	$8 million of other combined net decreases including increased corporate overhead expenses.

Net income attributable to UHS increased $4 million to $108 million during the three-month period ended June 30, 2012 as compared to $104 million during the comparable prior year quarter. The increase during the second quarter of 2012, as compared to the comparable prior year quarter, consisted of:

•	an increase of $2 million in income before income taxes, as discussed above;

•	an increase of $3 million resulting from a decrease in income attributable to noncontrolling interests, and;

•	a decrease of $1 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision recorded on the $5 million increase in pre-tax income ($2 million increase in income before income taxes and the $3 million increase in income due to a decrease in the income attributable to noncontrolling interests).

Six-month periods ended June 30, 2012 and 2011:

The following table summarizes our results of operations and is used in the discussion below for the six-month periods ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$3,860,675		$3,744,842
Less: Provision for doubtful accounts	333,283		304,120

Net revenues	3,527,392	100.0%	3,440,722	100.0%

Operating charges:
Salaries, wages and benefits	1,730,872	49.1%	1,667,317	48.5%
Other operating expenses	700,985	19.9%	688,811	20.0%
Supplies expense	403,740	11.4%	405,282	11.8%
Depreciation and amortization	144,970	4.1%	140,809	4.1%
Lease and rental expense	47,465	1.3%	45,853	1.3%

Subtotal-operating expenses	3,028,032	85.8%	2,948,072	85.7%

Income from operations	499,360	14.2%	492,650	14.3%
Interest expense, net	92,598	2.6%	106,225	3.1%

Income before income taxes	406,762	11.5%	386,425	11.2%
Provision for income taxes	146,748	4.2%	140,404	4.1%

Net income	260,014	7.4%	246,021	7.2%
Less: Income attributable to noncontrolling interests	23,846	0.7%	28,179	0.8%

Net income attributable to UHS	$236,168	6.7%	$217,842	6.3%

Net revenues increased 3% or $87 million to $3.53 billion during the six-month period ended June 30, 2012 as compared to $3.44 billion during the comparable period of the prior year. The increase was attributable to:

•	a $68 million or 2% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis;

•	$36 million of revenues resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into during the first quarter of 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services, and;

•	$17 million of other combined net decreases in revenues resulting primarily from the divestiture of a behavioral health care facility in January, 2012 (San Juan Capestrano) and temporary closure of a behavioral health care facility that was closed during the third quarter of 2011 from flood damage (the facility re-opened in March, 2012), partially offset by the 2011 portion of Medicaid revenues recorded during the first six months of 2012 related to new supplemental revenue programs initiated in Oklahoma, Ohio and Indiana.

Income before income taxes (before deduction for income attributable to noncontrolling interests) increased $20 million to $407 million during the six-month period ended June 30, 2012 as compared to $386 million during the comparable period of the prior year. Included in our income before income taxes during the first six months of 2012, as compared to the comparable prior year period, was the following:

a.	a decrease of $39 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the impact of the items mentioned in c., e. and h. below;

b.	an increase of $39 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the items mentioned in d. and f. below;

c.	an increase of $33 million (net of related expenses) resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

d.	an increase of $7 million representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program (“SHOPP”) which is expected to provide annual aggregate net reimbursements of $14 million to our facilities located in the state during the state’s fiscal years of 2012 and 2013, retroactive to July 1, 2011;

e.	an aggregate decrease of $11 million resulting from: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact), and; (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact);

f.	an increase of $6 million consisting primarily of the 2011 portion of net Medicaid supplemental revenues recorded during the second quarter of 2012 related to new programs initiated in certain states in which we operate behavioral health care facilities;

g.	an increase of $14 million due to a decrease in interest expense resulting primarily from a decrease in our average outstanding borrowings and a decrease in our average effective interest rate (due primarily to an amendment to our credit agreement in March of 2011 which, among other things, provided for reductions in the rates payable for borrowings outstanding under our Term Loan A, Term Loan B and revolving credit facility);

h.	a decrease of $10 million related to the revenues and expenses recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

i.	$19 million of other combined net decreases including increased corporate overhead expenses.

Net income attributable to UHS increased $18 million to $236 million during the six-month period ended June 30, 2012 as compared to $218 million during the comparable prior year period. The increase during the first six months of 2012, as compared to the comparable prior year period, consisted of:

•	an increase of $20 million in income before income taxes, as discussed above;

•	an increase of $4 million resulting from a decrease in income attributable to noncontrolling interests, and;

•

a decrease of $6 million resulting from an increase in the provision for income taxes resulting primarily from the income tax provision recorded on the $24 million increase in pre-tax income ($20 million increase in income before income taxes and the $4 million increase in income due to a decrease in the income attributable to noncontrolling interests).

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

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and six-month periods ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,008,742		$1,000,203		$2,036,084		$2,019,396
Less: Provision for doubtful accounts	164,144		136,296		289,508		264,101

Net revenues	844,598	100.0%	863,907	100.0%	1,746,576	100.0%	1,755,295	100.0%
Operating charges:
Salaries, wages and benefits	383,335	45.4%	374,400	43.3%	775,648	44.4%	751,254	42.8%
Other operating expenses	170,000	20.1%	180,145	20.9%	349,216	20.0%	353,330	20.1%
Supplies expense	155,147	18.4%	155,262	18.0%	314,455	18.0%	313,073	17.8%
Depreciation and amortization	45,325	5.4%	47,461	5.5%	92,581	5.3%	93,488	5.3%
Lease and rental expense	14,858	1.8%	13,222	1.5%	29,210	1.7%	26,446	1.5%

Subtotal-operating expenses	768,665	91.0%	770,490	89.2%	1,561,110	89.4%	1,537,591	87.6%

Income from operations	75,933	9.0%	93,417	10.8%	185,466	10.6%	217,704	12.4%
Interest expense, net	1,204	0.1%	983	0.1%	2,382	0.1%	1,989	0.1%

Income before income taxes	74,729	8.8%	92,434	10.7%	183,084	10.5%	215,715	12.3%

Three-month periods ended June 30, 2012 and 2011:

During the three-month period ended June 30, 2012, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, decreased $19 million or 2%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $18 million or 19% to $75 million or 8.8% of net revenues during the second quarter of 2012 as compared to $92 million or 10.7% of net revenues during the comparable prior year quarter.

During the three-month period ended June 30, 2012, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 4.3% and adjusted admissions (adjusted for outpatient activity) decreased 1.3%. Patient days at these facilities decreased 2.4% during the second quarter of 2012 and adjusted patient days increased 0.7% during the three-month period ended June 30, 2012 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.5 days and 4.4 days during the three-month periods ended June 30, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 53% and 55% during the three-month periods ended June 30, 2012 and 2011, respectively. During the three-month period ended June 30, 2012, net revenue per adjusted admission decreased 0.9% and net revenue per adjusted patient day decreased 2.9%, as compared to the comparable quarter of the prior year.

Six-month periods ended June 30, 2012 and 2011:

During the six-month period ended June 30, 2012, as compared to the comparable prior year period, net revenues at our acute care hospitals, on a same facility basis, decreased $9 million or 1%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $33 million or 15% to $183 million or 10.5% of net revenues during the first six months of 2012 as compared to $216 million or 12.3% of net revenues during the comparable prior year period.

During the six-month period ended June 30, 2012, as compared to the comparable prior year period, inpatient admissions to our acute care facilities decreased 3.0% and adjusted admissions increased 0.4%. Patient days at these facilities decreased 2.5% during the first six months of 2012 and adjusted patient days increased 0.9% during the six-month period ended June 30, 2012 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days during each of the six-month periods ended June 30, 2012 and 2011. The occupancy rate, based on the average available beds at these facilities, was 55% and 57% during the six-month periods ended June 30, 2012 and 2011, respectively. During the six-month period ended June 30, 2012, net revenue per adjusted admission decreased 0.9% and net revenue per adjusted patient day decreased 1.4%, as compared to the comparable period of the prior year.

The decreases in income from operations, net revenues and net revenue per adjusted admission and adjusted patient day experienced at our acute care hospitals during the three and six-month periods ended June 30, 2012, as compared to the comparable periods of the prior year, were largely due to difficult comparisons to the prior year periods when our acute care net revenues were favorably impacted by positive changes in payor mix of patients treated at our hospitals and a stabilization of uninsured patient volumes.

Charity care and uninsured discounts:

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. We provide care to patients who meet certain financial or economic criteria without charge or at amounts substantially less than our established rates. Because we do not pursue collection of amounts determined to qualify as charity care, they are not reported in net revenues or in accounts receivable, net. Our acute care hospitals provided charity care and uninsured discounts, based on charges at established rates, amounting to $266 million and $239 million during the three-month periods ended June 30, 2012 and 2011, respectively, and $581 million and $462 million during the six-month periods ended June 30, 2012 and 2011, respectively.

The estimated costs of providing the charity services was $44 million and $43 million during the three-month periods ended June 30, 2012 and 2011, respectively, and $97 million and $82 million during the six-month periods ended June 30, 2012 and 2011, respectively. The estimated costs were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned gross charity care and uninsured discount amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and charity care provided could have a material unfavorable impact on our future operating results.

All Acute Care Hospitals

The following table summarizes the results of operations for our acute care hospitals for the three and six-month periods ended June 30, 2012 and 2011.

Three-month periods ended June 30, 2012 and 2011:

Included in the financial results below for the three-month periods ended June 30, 2012 and 2011, in addition to our acute care hospitals’ same facility basis financial results as discussed above, were certain other items consisting primarily of a net charge of $10 million recorded during the second quarter of 2012 related to the revenues ($2 million) and expenses ($12 million) recorded in connection with the implementation of electronic health records (“EHR”) applications at our acute care hospitals (see HITECH Act in Sources of Revenue below for additional disclosure).

Six-month periods ended June 30, 2012 and 2011:

Included in the financial results below for the six-month periods ended June 30, 2012 and 2011, in addition to our acute care hospitals’ same facility basis financial results as discussed above, were the following items:

•

a net favorable impact of $33 million ($36 million of net revenues and $3 million of related operating expenses) resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

•

an aggregate unfavorable impact of $11 million resulting from a $7 million reduction to net revenues from the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 and a $4 million reduction to net revenues resulting from the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds;

•

the above-mentioned net charge of $10 million recorded during the second quarter of 2012 related to the revenues and expenses recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

•	other combined amounts aggregating to a net charge $4 million during the six-month period ended June 30, 2012 and income of $2 million recorded during the six-month period ended June 30, 2011.

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,009,696		$1,000,203		$2,061,591		$2,019,396
Less: Provision for doubtful accounts	164,144		136,296		289,508		264,101

Net revenues	845,552	100.0%	863,907	100.0%	1,772,083	100.0%	1,755,295	100.0%

Operating charges:
Salaries, wages and benefits	391,278	46.3%	374,400	43.3%	783,591	44.2%	751,254	42.8%
Other operating expenses	172,611	20.4%	181,434	21.0%	354,887	20.0%	350,916	20.0%
Supplies expense	155,147	18.3%	155,262	18.0%	314,455	17.7%	313,073	17.8%
Depreciation and amortization	48,852	5.8%	47,461	5.5%	96,108	5.4%	93,488	5.3%
Lease and rental expense	14,858	1.8%	13,222	1.5%	29,210	1.6%	26,446	1.5%

Subtotal-operating expenses	782,746	92.6%	771,779	89.3%	1,578,251	89.1%	1,535,177	87.5%

Income from operations	62,806	7.4%	92,128	10.7%	193,832	10.9%	220,118	12.5%
Interest expense, net	1,204	0.1%	983	0.1%	2,382	0.1%	1,989	0.1%

Income before income taxes	61,602	7.3%	91,145	10.6%	191,450	10.8%	218,129	12.4%

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and six-month periods ended June 30, 2012 and 2011 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$882,086		$845,517		$1,759,925		$1,678,441
Less: Provision for doubtful accounts	20,340		18,069		43,375		39,081

Net revenues	861,746	100.0%	827,448	100.0%	1,716,550	100.0%	1,639,360	100.0%

Operating charges:
Salaries, wages and benefits	424,739	49.3%	413,560	50.0%	853,262	49.7%	822,828	50.2%
Other operating expenses	149,028	17.3%	147,068	17.8%	301,434	17.6%	291,482	17.8%
Supplies expense	41,570	4.8%	44,442	5.4%	86,170	5.0%	87,461	5.3%
Depreciation and amortization	22,464	2.6%	21,254	2.6%	45,100	2.6%	42,252	2.6%
Lease and rental expense	8,526	1.0%	8,404	1.0%	16,913	1.0%	16,587	1.0%

Subtotal-operating expenses	646,327	75.0%	634,728	76.7%	1,302,879	75.9%	1,260,610	76.9%

Income from operations	215,419	25.0%	192,720	23.3%	413,671	24.1%	378,750	23.1%
Interest expense, net	384	0.0%	436	0.1%	761	0.0%	969	0.1%

Income before income taxes	215,035	25.0%	192,284	23.2%	412,910	24.1%	377,781	23.0%

Three-month periods ended June 30, 2012 and 2011:

On a same facility basis, during the second quarter of 2012, as compared to the second quarter of 2011, net revenues at our behavioral health care facilities increased 4% or $34 million to $862 million from $827 million. Income before income taxes increased $23 million or 12% to $215 million or 25.0% of net revenues during the three-month period ended June 30, 2012, as compared to $192 million or 23.2% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 3.1% and 3.3%, respectively, during the three-month period ended June 30, 2012 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days increased 0.1% and 0.2%, respectively, during the three-month period ended June 30, 2012 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 14.2 days and 14.7 days during the three-month periods ended June 30, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% during each of the three-month periods ended June 30, 2012 and 2011. During the three-month period ended June 30, 2012, net revenue per adjusted admission increased 0.4% and net revenue per adjusted patient day increased 3.5%, as compared to the comparable quarter of the prior year.

Six-month periods ended June 30, 2012 and 2011:

On a same facility basis, during the first six months of 2012, as compared to the comparable period of 2011, net revenues at our behavioral health care facilities increased 5% or $77 million to $1.72 billion from $1.64 billion. Income before income taxes increased $35 million or 9% to $413 million or 24.1% of net revenues during the six-month period ended June 30, 2012, as compared to $378 million or 23.0% of net revenues during the comparable period of 2011.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 5.9% and 6.2%, respectively, during the six-month period ended June 30, 2012 as compared to the comparable period of 2011. Patient days and adjusted patient days increased 1.2% and 1.5%, respectively, during the six-month period ended June 30, 2012 as compared to the comparable period of 2011. The average length of inpatient stay at these facilities was 14.0 days and 14.6 days during the six-month periods ended June 30, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% during each of the six-month periods ended June 30, 2012 and 2011. During the six-month period ended June 30, 2012, net revenue per adjusted admission decreased 1.4% and net revenue per adjusted patient day increased 3.2%, as compared to the comparable period of 2011.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for our behavioral health care facilities for the three and six-month periods ended June 30, 2012 and 2011.

Three-month periods ended June 30, 2012 and 2011:

Included in the financial results below for the three-month period ended June 30, 2012, in addition to our behavioral health care facilities’ same facility basis financial results as discussed above, were the following items:

•

$7 million of net revenues recorded during the three-month period ended June 30, 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned primarily from new programs approved in Indiana and Ohio which were retroactive to July 1, 2011, and;

•

a net favorable aggregate of $3 million during the second quarter of 2012 resulting primarily from the operating results of a behavioral health care facility that was temporarily closed beginning in the third quarter of 2011 from flood damage (the facility re-opened in March, 2012) and a net unfavorable aggregate of $2 million during the second quarter of 2011 resulting primarily from the operating results of San Juan Capestrano that was divested in January, 2012, offset by the recording of certain legal reserves.

Six-month periods ended June 30, 2012 and 2011:

Included in the financial results below for the six-month period ended June 30, 2012, in addition to our behavioral health care facilities’ same facility basis financial results as discussed above, were the following items:

•

$7 million of net revenues recorded during the first quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program which is expected to provide annual aggregate net reimbursements of $14 million to our facilities located in the state during the state’s fiscal years of 2012 and 2013, retroactive to July 1, 2011;

•

$7 million of net revenues recorded during the second quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned primarily from new programs approved in Indiana and Ohio which were retroactive to July 1, 2011, and;

•

a net unfavorable aggregate of $2 million during the first six months of 2011 resulting primarily from the operating results of San Juan Capestrano that was divested in January, 2012, offset by the recording of certain legal reserves.

	Three months ended June 30, 2012		Three months ended June 30, 2011		Six months ended June 30, 2012		Six months ended June 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$895,535		$863,254		$1,783,712		$1,713,557
Less: Provision for doubtful accounts	20,504		18,520		43,808		39,879

Net revenues	875,031	100.0%	844,734	100.0%	1,739,904	100.0%	1,673,678	100.0%

Operating charges:
Salaries, wages and benefits	428,759	49.0%	422,312	50.0%	862,842	49.6%	841,377	50.3%
Other operating expenses	147,867	16.9%	156,333	18.5%	299,300	17.2%	305,746	18.3%
Supplies expense	41,883	4.8%	45,458	5.4%	86,836	5.0%	89,548	5.4%
Depreciation and amortization	22,628	2.6%	21,815	2.6%	45,600	2.6%	43,256	2.6%
Lease and rental expense	8,547	1.0%	8,791	1.0%	17,106	1.0%	17,403	1.0%

Subtotal-operating expenses	649,684	74.2%	654,709	77.5%	1,311,684	75.4%	1,297,330	77.5%

Income from operations	225,347	25.8%	190,025	22.5%	428,220	24.6%	376,348	22.5%
Interest expense, net	384	0.0%	435	0.1%	761	0.0%	970	0.1%

Income before income taxes	224,963	25.7%	189,590	22.4%	427,459	24.6%	375,378	22.4%

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and six-month periods ended June 30, 2012 and 2011 presented: (i) on a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Third Party Payors:
Medicare	24%	24%	24%	24%
Medicaid	15%	17%	15%	17%
Managed Care (HMO and PPOs)	50%	46%	49%	46%
Other Sources	11%	13%	12%	13%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Third Party Payors:
Medicare	29%	30%	29%	30%
Medicaid	7%	10%	7%	9%
Managed Care (HMO and PPOs)	58%	54%	56%	53%
Other Sources	6%	6%	8%	8%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Third Party Payors:
Medicare	18%	17%	18%	17%
Medicaid	23%	26%	23%	26%
Managed Care (HMO and PPOs)	41%	38%	40%	39%
Other Sources	18%	19%	19%	18%

Total	100%	100%	100%	100%

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

In August, 2012, CMS published its final IPPS 2013 payment rule which provided for a 2.6% market basket increase to the base Medicare MS-DRG blended rate. When statutorily mandated budget neutrality factors, annual geographic wage index updates, documenting and coding adjustments and Health Care Reform mandated adjustments are considered, we estimate our overall increase from the final federal fiscal year 2013 rule (covering the period of October 1, 2012 through September 30, 2013) will approximate 1.8%. This projected impact from the IPPS 2013 final rule reflects all of the adjustments described in this paragraph, however, it excludes the impact of potential reductions related to the Budget Control Act of 2011, as discussed below.

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

On January 1, 2005, CMS implemented a new Psychiatric Prospective Payment System (“Psych PPS”) for inpatient services furnished by psychiatric hospitals under the Medicare program. This system replaced the cost-based reimbursement guidelines with a per diem Psych PPS with adjustments to account for certain facility and patient characteristics. The Psych PPS also contained provisions for outlier payments and an adjustment to a psychiatric hospital’s base payment if it maintains a full-service emergency department. According to the April, 2010 CMS notice, the market basket increase was 2.4% for the period of July 1, 2010 through June 30, 2011. In April, 2011 CMS published its final Psych PPS rule for the fifteen month period July 1, 2011 to September 30, 2012. The market basket increase for this time period is 2.95%, which includes a 0.25% reduction required by the federal Health Care Reform legislation enacted in 2010. In August, 2012 CMS published the federal year 2013 Psych PPS rate notice. The market basket increase for this period is 2.7% less required Health Care Reform legislation reductions totaling 0.8% for a net market basket increase of 1.9%.

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

In July, 2012, CMS published its annual proposed Medicare OPPS rule for 2013. The market basket increase to the OPPS base rate is 3.0%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2013 and to reduce the annual update by a productivity adjustment which is 0.8%. In the proposed rule, CMS is also implementing a significant increase in the 2013 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment increase for 2013 is estimated to be 4.0%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2013 is estimated to be 2.2%.

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

We entered into an agreement in April, 2012 with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services (referred to collectively as “HHS”) that resulted in an aggregate cash payment to us of approximately $36 million, the majority of which was received by June 30, 2012. After reductions for estimated related expenses and the portion attributable to third-party non-controlling ownership interests, this settlement favorably impacted our pre-tax consolidated financial results during the three-month period ended March 31, 2012 by approximately $30 million. This agreement was part of an industry-wide settlement with HHS related to litigation that was pending for several years contending that acute care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system during a number of prior years. The underpayments resulted from calculations related to rural floor budget neutrality adjustments that were implemented in connection with the Balanced Budget Act of 1997.

During March, 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2009. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. In addition, two of our acute care hospitals located in Florida were notified that the respective counties in which they operate were no longer funding the hospitals with certain reimbursements resulting from reductions in federal matching Inter-Governmental Transfer funds. As a result of the unfavorable adjustments required from the revised SSI ratios, and the write-off of receivables from certain counties located in Florida, our pre-tax consolidated financial results during the six-month period ended June 30, 2012 were unfavorably impacted by an aggregate of approximately $8 million (net of the portion attributable to third-party non-controlling ownership interests).

HITECH Act: In July 2010, the Department of Health and Human Services (“HHS”) published final regulations implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The final rule established an initial set of standards and certification criteria. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. State Medicaid program participation in this federally funded incentive program is voluntary but we expect that all of the states in which our eligible hospitals operate will ultimately choose to participate. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use” criteria. The government’s ultimate goal is to promote more effective (quality) and efficient healthcare delivery through the use of technology to reduce the total cost of healthcare for all Americans and utilizing the cost savings to expand access to the healthcare system.

During 2011, we began implementing EHR applications at certain of our acute care hospitals and will continue to do so, on a hospital-by-hospital basis, until completion which is scheduled to occur by the end of June, 2013. As of June 30, 2012, EHR applications have been implemented at nine of our acute care hospitals, the majority of which occurred during the second quarter of 2012. Our acute care hospitals will be eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, assuming they meet the "meaningful use" criteria. One hospital met the "meaningful use" criteria during the first half of 2012 (occurred during the second quarter) and we anticipate that eight additional hospitals will qualify by the end of 2012.

Our consolidated results of operations for the three and six-month periods ended June 30, 2012 include a pre-tax charge (after portion attributable to third-party, noncontrolling interests) of approximately $8 million recorded in connection with the implementation of EHR applications. This charge, which is net of approximately $2 million attributable to third-party, noncontrolling ownership interests, consisted of $2 million of revenue offset by $8 million of salaries, wages, benefits and other operating expenses and $4 million of depreciation and amortization expense. The EHR-related revenue recorded during the second quarter of 2012 consists of state Medicaid EHR incentive payments attributable to an acute care hospital that met the "meaningful use" criteria during the quarter.

We have received an aggregate of approximately $15 million of state Medicaid, EHR incentive payments as of June 30, 2012. These payments, which are/were reflected as deferred revenue on our consolidated balance sheet (included in other current liabilities), will be/were recorded as revenue in our consolidated statements of income in the periods in which the applicable hospitals are deemed to have met the “meaningful use” criteria. Upon meeting the “meaningful use” criteria, our hospitals we may become entitled to additional Medicaid incentive payments in future periods.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Massachusetts and Virginia, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the three and six-month periods ended June 30, 2012 include the pro rata portion of these Medicaid rate reductions. Based upon the state budgets for the 2013 fiscal year (which generally begin at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately .5% to 1% (or approximately $8 million to $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally end during the third quarter of 2012). We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hildalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We recorded net UPL and affiliated hospital indigent care revenues of $7million and $8 million during the three-month periods ended June 30, 2012 and 2011, respectively, $12 million and $18 million during the six-month periods ended June 30, 2012 and 2011, respectively. For state fiscal year 2012, Texas Medicaid will operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program, the Texas Health and Human Services Commission (“THHSC”) will transition away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC will make payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. If the applicable hospital district or county makes IGTs consistent with 2011 levels, we believe we would be entitled to aggregate net revenues earned pursuant to these programs of approximately $12 million during the period of July 1, 2012 through December 31, 2012.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. We earned an aggregate net benefit of approximately $5 million and $4 million during the three-month periods ended June 30, 2012 and 2011, respectively, and $10 million and $9 million during the six-month periods ended June 30, 2012 and 2011, respectively, from Medicaid supplemental payments, after assessed Provider Taxes were considered (exclusive of our hospitals located in Oklahoma, Indiana and Ohio, as discussed below). Excluding Oklahoma, Indiana and Ohio, we estimate that our aggregate net benefit from these Provider Tax programs will approximate $13 million during the remaining six months of 2012. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In January, 2012, the state of Oklahoma was granted federal approval by the Centers for Medicare and Medicaid Services (“CMS”) for the Supplemental Hospital Offset Payment Program (“SHOPP”) which grants the Oklahoma Health Care Authority the authority to assess a 2.5% fee on certain Oklahoma hospitals and to make Medicaid supplemental payments to hospitals through December 31, 2014, retroactive to July 1, 2011. The state finalized the initial supplemental payment program amounts in March, 2012. Pursuant to the terms and conditions of the SHOPP program during the state’s fiscal years of 2012 and 2013, we estimate that we are entitled to annual net reimbursements of approximately $14 million, retroactive to July 1, 2011. Our pre-tax consolidated financial results for the three and six-month periods ended June 30, 2012 were favorably impacted by approximately $3 million and $14 million, respectively, consisting of revenues related to the SHOPP program covering the period of July 1, 2011 through June 30, 2012.

In addition, during the second quarter of 2012, new supplemental Medicaid programs were initiated in Indiana and Ohio in which we operate behavioral health care facilities. Our pre-tax consolidated financial results for the three and six-month periods ended June 30, 2012 were each favorably impacted by approximately $9 million recorded in connection with these programs which were retroactive to July, 2011.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our consolidated financial statements for the three-month period ended June 30, 2012. Approval of the additional SPA component related to Medicaid managed care supplemental payments would have a favorable impact on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. The Texas and South Carolina programs have been renewed for each state’s 2012 fiscal years (covering the period of October 1, 2011 through September 30, 2012 for each state). In connection with these DSH programs, included in our financial results was an aggregate of $12 million and $11 million during the three-month periods ended June 30, 2012 and 2011, respectively, and $23 million during each of the six-month periods ended June 30, 2012 and 2011.

In April, 2012, the THHSC published a proposed rule that would change the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) methodology, which, if implemented, would have reduced reimbursements to us effective July 1, 2012. However, the THHSC has not yet implemented the final rule. Although we can provide no assurance as to the ultimate outcome of this rule, or its ultimate impact on our consolidated financial results, if this proposed rule is implemented as currently drafted, our future Texas Medicaid DSH reimbursements could be reduced by approximately $16 million annually in the period following its implementation. As of June 30, 2012, we have approximately $7 million of receivables recorded in connection with Texas Medicaid DSH reimbursements covering the period of October, 2011 through June, 2012 ($1 million of which was paid to us in July, 2012). Although at this time we expect to fully collect the remainder of the Texas Medicaid DSH receivables, as previously disclosed, since receipt of the Texas Medicaid DSH reimbursements is contingent on certain public hospitals in Texas making Inter-Governmental Transfers to the state, we can provide no assurance that we will ultimately collect all of the estimated amounts due to us.

Assuming that the South Carolina DSH program is renewed for the state’s 2013 fiscal year at amounts similar to the 2012 fiscal year program, and assuming the Texas DSH program is renewed for the state’s 2013 fiscal year at an reduced annual rate as contemplated in the above-mentioned proposed rule (assuming a $16 million annual reduction effective October 1, 2012), we estimate our aggregate reimbursements pursuant to these programs to be approximately $16 million during the remaining six months of 2012. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and six-month periods ended June 30, 2012 and 2011.

Interest Expense:

Interest expense was $46 million and $50 million during the three-month periods ended June 30, 2012 and 2011, respectively, and $93 million and $106 million during the six-month periods ended June 30, 2012 and 2011, respectively. Below is a schedule of our interest expense for the three and six-month periods ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revolving credit & demand notes	$1,540	$1,868	$3,180	$4,037
$200 million, 6.75% Senior Notes due 2011 (a.)	—	3,377	—	6,755
$400 million, 7.125% Senior Notes due 2016 (b.)	7,124	7,124	14,248	14,248
$250 million, 7.00% Senior Notes due 2018	4,375	4,375	8,750	8,750
Term loan facility A	5,576	6,724	11,370	15,480
Term loan facility B	13,712	14,873	27,825	35,244
Accounts receivable securitization program	707	676	1,394	1,341

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	33,034	39,017	66,767	85,855
Interest rate swap expense, net	5,285	2,198	10,443	3,603
Amortization of financing fees	7,289	7,236	14,566	13,781
Other combined interest expense	1,610	1,450	3,186	3,123
Capitalized interest on major construction and other projects	(1,310)	(51)	(2,315)	(51)
Interest income	(20)	(42)	(49)	(86)

Interest expense, net	$45,888	$49,808	$92,598	$106,225

(a.)	The $200 million, 6.75% Senior Notes matured and were paid in full on November 15, 2011 utilizing borrowings pursuant to our revolving credit agreement.

(b.)	In June, 2008, we issued an additional $150 million of senior notes (the “Notes”) which formed a single series with the original $250 million of Notes issued in June, 2006 (see Note 4—Long-term debt and cash flow hedges). Other than their date of issuance and initial price to the public, the terms of the Notes issued in June, 2008 are identical to, and trade interchangeably with, the Notes which were originally issued in June, 2006. The proceeds from this issuance were used to repay outstanding borrowings.

Interest expense decreased $4 million and $14 million during the three and six-month periods ended June 30, 2012, as compared to the comparable periods of 2011. The decreased interest expense during the second quarter of 2012, as compared to the comparable quarter of 2011, was due primarily to a decrease in our average outstanding borrowings and a decrease in our average effective borrowing rate (due primarily to the repayment of the $200 million, 6.75% Senior Notes in November, 2011 utilizing borrowings pursuant to our revolving credit agreement which are borrowed at a lower interest rate), partially offset by an increase in our net interest rate swap expense. The decreased interest during the first six months of 2012, as compared to the comparable period of 2011, was due primarily to a decrease in our average outstanding borrowings and a decrease in our average effective interest rate (due primarily to the above-mentioned repayment of the $200 million, 6.75% Senior Notes in November, 2011 and an amendment to our credit agreement in March of 2011 which, among other things, provided for reductions in the rates payable for borrowings outstanding under our Term Loan A, Term Loan B and revolving credit facility), partially offset by an increase in our net interest rate swap expense.

Discontinued Operations

We executed a definitive agreement to sell Auburn Regional Medical Center (“Auburn”), a 213-bed acute care hospital located in Auburn, Washington, for total cash proceeds of approximately $98 million including estimated working capital. The transaction, which is subject to customary regulatory approvals, is expected to occur in the fourth quarter of 2012. We expect to realize a substantial gain on the divestiture of this hospital which will be recorded in our consolidated financial statements upon closing of the transaction.

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of PSI in November, 2010, we agreed to divest three former PSI facilities (Meadowood Behavioral Health System, Montevista Hospital and Red Rock Hospital) as well as one of our legacy behavioral health facilities in Puerto Rico (San Juan Capestrano). Pursuant to the terms of our agreement with the FTC, we divested:

•	in July, 2011, the Meadowood Behavioral Health System, a 58-bed facility located in New Castle, Delaware;

•	in December, 2011, the Montevista Hospital (101-bed) and Red Rock Hospital (21-bed), both of which are located in Las Vegas, Nevada, and;

•	in January, 2012, the Hospital San Juan Capestrano, a 108-bed facility located in Rio Piedras, Puerto Rico.

The operating results for Auburn and the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during our period of ownership for each of the periods presented herein. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. The aggregate pre-tax net gain on the divestiture of San Juan Capestrano in January, 2012 did not have a material impact on our consolidated results of operations during the first quarter of 2012. Assets and liabilities for Auburn are reflected as “held for sale” on our Consolidated Balance Sheet as of June 30, 2012, and the assets and liabilities for the Hospital San Juan Capestrano were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

The following table shows the results of operations for Auburn and the former PSI facilities located in Delaware and Nevada, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the periods presented herein (amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net revenues	$26,318	$36,996	$54,017	$78,155
(Loss) income from discontinued operations, before income taxes	(2,211)	930	(2,676)	6,964
Income tax benefit (expense)	847	(352)	1,025	(2,637)

(Loss) income from discontinued operations, net of income taxes	($1,364)	$578	($1,651)	$4,327

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and six-month periods ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Provision for income taxes	$67,000	$66,395	$146,748	$140,404
Income before income taxes	184,444	182,429	406,762	386,425

Effective tax rate	36.3%	36.4%	36.1%	36.3%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and six-month periods ended June 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Provision for income taxes	$67,000	$66,395	$146,748	$140,404
Income before income taxes	184,444	182,429	406,762	386,425
Less: Net income attributable to noncontrolling interests	(9,883)	(12,385)	(23,846)	(28,179)

Income before income taxes and after net income attributable to noncontrolling interests	174,561	170,044	382,916	358,246

Effective tax rate	38.4%	39.0%	38.3%	39.2%

The decreases in the effective tax rates during the three and six-month periods ended June 30, 2012, as compared to the comparable periods of 2011, were primarily attributable to a decrease in our blended effective state income tax rate.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $373 million during the six-month period ended June 30, 2012 and $356 million during the comparable period of 2011. The net increase of $17 million was primarily attributable to the following:

•	a favorable change of $20 million due to an increase in net income plus depreciation and amortization expense and stock-based compensation;

•

a $51 million unfavorable change in accrued and deferred income taxes due primarily to the income tax payments during the first six months of 2011 being favorably impacted/reduced by an overpayment relating to 2010;

•	a $35 million favorable change in other working capital accounts due primarily to the timing of accounts payable and accrued compensation payments, and;

•	$13 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the six-month periods. The result is divided into the accounts receivable balance at June 30th of each year to obtain the DSO. Our DSO were 53 days at June 30, 2012 and 47 days at June 30, 2011.

Contributing to the increase in our DSO as of June 30, 2012, as compared to June 30, 2011, was an increase in receivables from the state of Illinois. As of June 30, 2012 and December 31, 2011, our accounts receivable includes approximately $72 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $52 million as of June 30, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first six months of 2012, we used $162 million of net cash in investing activities as follows:

•

spent $182 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California which is scheduled to be completed and opened in mid-2013 and additional capacity at certain of our behavioral health facilities;

•	spent $28 million in connection with the purchase and implementation of an electronic health records application;

•	received $53 million in connection with the divestiture of the Hospital San Juan Capestrano and the divestiture of the real property of a previously closed behavioral health care facility;

•	spent $11 million in connection with the acquisition of a physician practice and various real property, and;

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

Net cash provided by/used in financing activities

During the first six months of 2012, we used $219 million of net cash in financing activities as follows:

•

spent $196 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A ($36 million), Term Loan B ($13 million), revolving credit ($126 million), accounts receivable securitization ($10 million) and short-term, on demand ($9 million) facilities;

•	spent $14 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $3 million to repurchase shares of our Class B Common Stock;

•	spent $10 million to pay quarterly cash dividends of $.05 per share, and;

•	generated $3 million from the issuance of shares of our Class B Common Stock pursuant to the terms of employee stock purchase plans.

During the first six months of 2011, we used $225 million of net cash in financing activities as follows:

•	spent $201 million on net repayments of debt due primarily to repayments pursuant to our Term Loan A, Term Loan B and revolving credit facilities;

•	generated $36 million of cash from additional borrowings pursuant to our accounts receivable securitization program;

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

Agreement to Acquire Ascend Health Corporation:

In June, 2012, we executed a definitive agreement to acquire Ascend Health Corporation (“Ascend”) for $500 million in cash. Including the assumption of $17 million in Ascend net debt, the total transaction consideration is approximately $517 million. Ascend is the largest private psychiatric hospital provider with 9 owned or leased freestanding psychiatric inpatient facilities located in 5 states including Texas, Arizona, Utah, Oregon and Washington. We expect to complete the transaction in the fourth quarter of 2012, subject to customary closing conditions, including regulatory approvals and clearance under the Hart-Scott-Rodino Act.

Expected Capital Expenditures During the Remainder of 2012:

During the remaining six months of 2012, we expect to spend approximately $175 million to $190 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On November 15, 2010, we entered into a credit agreement (the “Credit Agreement”) with various financial institutions. The Credit Agreement is a senior secured facility which provided an initial aggregate commitment amount of $3.45 billion, comprised of a new $800 million revolving credit facility, a $1.05 billion Term Loan A facility and a $1.6 billion Term Loan B facility. Prior to the effectiveness of the Credit Agreement Amendment in March, 2011 (as discussed below), we prepaid the principal amount and permanently reduced the Term Loan B commitment by $125 million. During the first six months of 2012, we made scheduled principal payments of $36 million on the Term Loan A and $13 million on the Term Loan B. The revolving credit facility and the Term Loan A mature on November 15, 2015 and the Term Loan B matures on November 15, 2016. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

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

As of June 30, 2012, we had $623 million of available borrowing capacity pursuant to the terms of our Credit Agreement, net of $115 million of outstanding borrowings and $62 million of outstanding letters of credit.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At June 30, 2012, we had $230 million of outstanding borrowings and $45 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

As of June 30, 2012, we had no outstanding borrowings under a short-term, on-demand credit facility. When applicable, outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

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

In connection with the entering into of the Credit Agreement on November 15, 2010, and in accordance with the Indenture dated January 20, 2000 governing the rights of our existing notes, we entered into a supplemental indenture pursuant to which our 7.125% Notes (due in 2016) were equally and ratably secured with the lenders under the Credit Agreement with respect to the collateral for so long as the lenders under the Credit Agreement are so secured.

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of June 30, 2012.

The carrying amount and fair value of our debt was $3.46 billion and $3.53 billion at June 30, 2012, respectively. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 58% at June 30, 2012 and 61% at December 31, 2011.

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

Off-Balance Sheet Arrangements

During the three months ended June 30, 2012, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $81 million consisting of: (i) $65 million related to our self-insurance programs, and; (ii) $16 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended June 30, 2012. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in

Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to claims and suits in the ordinary course of business, including those arising from care and treatment afforded by our hospitals and are party to litigation, as outlined below.

Martin v. UHS of Delaware:

UHS of Delaware, Inc., a wholly-owned subsidiary of ours, has been named as defendants in a state False Claim Act case in Sacramento County Superior Court. Plaintiffs are a former student and employees of the Elmira School who claim that the UHS schools in California unlawfully retained public education funding from the state of California for the operation of these schools but failed to meet state requirements pertaining to the operation of non-public schools. During the second quarter of 2012, we reached a settlement in connection with this matter which requires finalization of a definitive agreement which is subject to approval of the California Attorney General’s Office and Superior Court presiding over the case. We have established a reserve in connection with this matter which did not have a material impact on our consolidated financial statements.

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

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, have been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted either late 2012 or early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the six-month period ended June 30, 2012 or the year ended December 31, 2011.

Office of Inspector General Investigation of Peachford Hospital:

In July, 2012, one of our subsidiaries, Peachford Behavioral Health System of Atlanta located in Atlanta, Georgia, received a subpoena from the Office of the Inspector General for the Department of Health and Human Services requesting various documents from 2004 to the present. We are in the process of securing and collecting the requested documents for production. At present, we are uncertain as to the focus, scope or extent of the investigation, liability of the facility and/or potential financial exposure, if any, in connection with this matter.

Matters Relating to PSI:

The following matters pertain to PSI or former PSI facilities (owned by subsidiaries of Psychiatric Solutions, Inc.) for which we have assumed the defense as a result of our acquisition of PSI which was completed in November, 2010:

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of June 30, 2012 and December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, 185,588 shares of which (as reflected below) remains available for purchase as of June 30, 2012. Pursuant to the terms of our program, we purchased 21,539 shares at an average price of $42.23 per share or approximately $910,000 in the aggregate during the second quarter of 2012 and 70,532 shares at an average price of $41.50 per share or approximately $2.9 million in the aggregate during the first six months of 2012. The following schedule provides information related to our stock repurchase programs for each of the three months ended June 30, 2012:

2012 period	Additional shares authorized for repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
April, 2012	—	12,043	N/A	12,043	$43.35	$522,076	195,084
May, 2012	—	4,630	N/A	4,630	40.75	188,686	190,454
June, 2012	—	4,866	N/A	4,866	40.84	198,736	185,588

Total April through June	—	21,539	N/A	21,539	$42.23	$909,498	185,588

Dividends

During the quarter ended June 30, 2012, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: August 8, 2012	/s/ ALAN B. MILLER
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