Form 10-Q
period 2012-09-30
UNIVERSAL HEALTH SERVICES INC
filed 2012-11-08
CIK 352915

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common shares outstanding, as of October 31, 2012:

Class A	6,625,708
Class B	89,884,317
Class C	664,000
Class D	31,948

UNIVERSAL HEALTH SERVICES, INC.

In this Report on Form 10-Q for the quarterly period ended September 30, 2012, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries. UHS is a registered trademark of UHS of Delaware, Inc., the management company for, and a wholly-owned subsidiary of Universal Health Services, Inc. Universal Health Services, Inc. is a holding company and operates through its subsidiaries including its management company, UHS of Delaware, Inc. All healthcare and management operations are conducted by subsidiaries of Universal Health Services, Inc. To the extent any reference to “UHS” or “UHS facilities” in this report including letters, narratives or other forms contained herein relates to our healthcare or management operations it is referring to Universal Health Services, Inc.’s subsidiaries including UHS of Delaware, Inc. Further, the terms “we,” “us,” “our” or the “Company” in such context similarly refer to the operations of Universal Health Services Inc.’s subsidiaries including UHS of Delaware, Inc. Any reference to employees or employment contained herein refers to employment with or employees of the subsidiaries of Universal Health Services, Inc. including UHS of Delaware, Inc.

PART I. FINANCIAL INFORMATION

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues before provision for doubtful accounts	$1,869,263	$1,814,686	$5,718,676	$5,553,268
Less: Provision for doubtful accounts	188,910	152,011	522,203	456,042

Net revenues	1,680,353	1,662,675	5,196,473	5,097,226

Operating charges:
Salaries, wages and benefits	838,075	828,606	2,565,052	2,492,570
Other operating expenses	362,687	343,873	1,059,048	1,030,492
Supplies expense	191,747	198,794	594,924	603,657
EHR incentive income	(10,551)	—	(12,506)	—
Depreciation and amortization	77,032	73,170	221,807	213,828
Lease and rental expense	23,481	22,704	70,906	68,501
Costs related to extinguishment of debt	29,170	—	29,170	—

	1,511,641	1,467,147	4,528,401	4,409,048

Income from operations	168,712	195,528	668,072	688,178
Interest expense, net	45,207	48,452	137,805	154,677

Income before income taxes	123,505	147,076	530,267	533,501
Provision for income taxes	42,132	52,234	188,880	192,638

Net income	81,373	94,842	341,387	340,863
Less: Income attributable to noncontrolling interests	9,556	9,788	33,402	37,967

Net income attributable to UHS	$71,817	$85,054	$307,985	$302,896

Basic earnings per share attributable to UHS	$0.74	$0.87	$3.18	$3.10

Diluted earnings per share attributable to UHS	$0.73	$0.86	$3.15	$3.06

Weighted average number of common shares - basic	96,817	97,397	96,701	97,447
Add: Other share equivalents	794	1,201	1,010	1,461

Weighted average number of common shares and equivalents - diluted	97,611	98,598	97,711	98,908

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$81,373	$94,842	$341,387	$340,863
Other comprehensive income (loss):
Unrealized derivative gains (losses) on cash flow hedges	(45)	(21,360)	1,782	(39,636)
Amortization of terminated hedge	(84)	(84)	(252)	(252)

Other comprehensive income (loss) before tax	(129)	(21,444)	1,530	(39,888)
Income tax (benefit) expense related to items of other comprehensive income	(47)	(8,214)	585	(15,270)

Total other comprehensive income (loss), net of tax	(82)	(13,230)	945	(24,618)

Comprehensive income	81,291	81,612	342,332	316,245
Less: Comprehensive income attributable to noncontrolling interests	9,556	9,788	33,402	37,967

Comprehensive income attributable to UHS	$71,735	$71,824	$308,930	$278,278

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$25,652	$41,229
Accounts receivable, net	1,042,535	969,802
Supplies	97,013	96,775
Other current assets	93,022	99,859
Deferred income taxes	123,131	108,324
Current assets held for sale	107,071	48,916

Total current assets	1,488,424	1,364,905

Property and equipment	5,240,909	5,106,160
Less: accumulated depreciation	(1,924,833)	(1,818,180)

	3,316,076	3,287,980

Other assets:
Goodwill	2,594,740	2,627,602
Deferred charges	87,092	111,780
Other	294,734	272,978

	$7,781,066	$7,665,245

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$2,499	$2,479
Accounts payable and accrued liabilities	810,963	832,125
Current liabilities held for sale	18,112	2,329
Federal and state taxes	6,774	0

Total current liabilities	838,348	836,933

Other noncurrent liabilities	408,535	401,908
Long-term debt	3,440,962	3,651,428
Deferred income taxes	195,692	209,592

Redeemable noncontrolling interests	234,056	218,266

UHS common stockholders’ equity	2,608,782	2,296,352
Noncontrolling interest	54,691	50,766

Total equity	2,663,473	2,347,118

	$7,781,066	$7,665,245

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, unaudited)

	Nine months
	ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$341,387	$340,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	227,641	220,208
(Gain) loss on sale of assets	(945)	164
Stock-based compensation expense	16,189	13,434
Costs related to extinguishment of debt	29,170	—
Changes in assets & liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(86,821)	(103,700)
Accrued interest	11,901	13,143
Accrued and deferred income taxes	(260)	102,949
Other working capital accounts	(42,916)	(74,342)
Other assets and deferred charges	25,959	20,215
Other	5,833	4,146
Accrued insurance expense, net of commercial premiums paid	66,752	71,186
Payments made in settlement of self-insurance claims	(58,884)	(45,764)

Net cash provided by operating activities	535,006	562,502

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	(282,191)	(195,404)
Proceeds received from sale of assets and businesses	56,194	23,682
Acquisition of property and businesses	(25,092)	(8,599)
Costs incurred for purchase and implementation of electronic health records application	(41,854)	(27,874)
Return of deposit on terminated purchase agreement	6,500	—

Net cash used in investing activities	(286,443)	(208,195)

Cash Flows from Financing Activities:
Reduction of long-term debt	(1,127,829)	(267,539)
Additional borrowings	906,000	36,000
Financing costs	(8,257)	(23,559)
Repurchase of common shares	(9,676)	(44,532)
Dividends paid	(14,519)	(14,638)
Issuance of common stock	3,828	3,596
Profit distributions to noncontrolling interests	(13,687)	(33,962)

Net cash used in financing activities	(264,140)	(344,634)

(Decrease) increase in cash and cash equivalents	(15,577)	9,673
Cash and cash equivalents, beginning of period	41,229	29,474

Cash and cash equivalents, end of period	$25,652	$39,147

Supplemental Disclosures of Cash Flow Information:
Interest paid	$104,560	$120,712

Income taxes paid, net of refunds	$187,899	$89,268

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) General

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2012. In this Quarterly Report, “we,” “us,” “our” and the “Company” refer to Universal Health Services, Inc. and its subsidiaries.

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

(2) Relationship with Universal Health Realty Income Trust and Related Party Transactions

Relationship with Universal Health Realty Income Trust:

At September 30, 2012, we held approximately 6.2% of the outstanding shares of Universal Health Realty Income Trust (the “Trust”). We serve as Advisor to the Trust under an annually renewable advisory agreement pursuant to the terms of which we conduct the Trust’s day-to-day affairs, provide administrative services and present investment opportunities. In addition, certain of our officers and directors are also officers and/or directors of the Trust. Management believes that it has the ability to exercise significant influence over the Trust, therefore we account for our investment in the Trust using the equity method of accounting. We earned an advisory fee from the Trust, which is included in net revenues in the accompanying condensed consolidated statements of income, of $540,000 and $525,000 during the three-month periods ended September 30, 2012 and 2011, respectively and $1.6 million and $1.5 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Our pre-tax share of income from the Trust was $31,000 and $133,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $922,000 and $693,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. The carrying value of this investment was $9.5 million and $10.0 million at September 30, 2012 and December 31, 2011, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The market value of this investment, based on the closing price of the Trust’s stock on the respective dates, was $36.2 million at September 30, 2012 and $30.7 million at December 31, 2011.

Total rent expense under the operating leases on the hospital facilities with the Trust was $4.1 million during each of the three-month periods ended September 30, 2012 and 2011, respectively, and $12.2 million and $12.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively. In addition, certain of our subsidiaries are tenants in several medical office buildings owned by limited liability companies in which the Trust holds either 100% ownership interests or non-controlling majority ownership interests.

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

Other Related Party Transactions:

In December, 2010, our Board of Directors approved the Company’s entering into supplemental life insurance plans and agreements on the lives of our chief executive officer and his wife. As a result of these agreements, based on actuarial tables and other assumptions, during the life expectancies of the insureds, we would pay approximately $25 million in premiums and certain trusts, owned by our chief executive officer, would pay approximately $8 million in premiums. Based on the projected premiums mentioned above, and assuming the policies remain in effect until the death of the insureds, we will be entitled to receive death benefit proceeds of no less than $33 million representing the $25 million of aggregate premiums paid by us as well as the $8 million of aggregate premiums paid by the trusts. These agreements did not have a material effect on our consolidated financial statements or results of operations during 2011 or the first nine months of 2012.

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

Outside owners hold noncontrolling, minority ownership interests of: (i) approximately 28% in our five acute care facilities located in Las Vegas, Nevada; (ii) 20% in an acute care facility located in Washington, D.C.; (iii) approximately 11% in an acute care facility located in Laredo, Texas, and; (iv) 20% in a behavioral health care facility located in Philadelphia, Pennsylvania. The redeemable noncontrolling interest balances of $234 million and $218 million as of September 30, 2012 and December 31, 2011, respectively, and the noncontrolling interest balances of $55 million and $51 million at September 30, 2012 and December 31, 2011, respectively, consist primarily of the third-party ownership interests in these hospitals.

In connection with the five acute care facilities located in Las Vegas, Nevada, the minority ownership interests of which are reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owners have certain “put rights”, that are currently exercisable, that if exercised, require us to purchase the minority member’s interests at fair market value. The put rights are exercisable upon the occurrence of: (i) certain specified financial conditions falling below established thresholds; (ii) breach of the management contract by the managing member (a subsidiary of ours), or; (iii) if the minority member’s ownership percentage is reduced to less than certain thresholds. In connection with the behavioral health care facility located in Philadelphia, Pennsylvania, the minority ownership interest of which is also reflected as redeemable noncontrolling interests on our Consolidated Balance Sheet, the outside owner has a “put option” to put its entire ownership interest to us at any time. If exercised, the put option requires us to purchase the minority member’s interest at fair market value. As of September 30, 2012, we believe the fair market value of the minority ownership interests in these facilities approximates the book value of the redeemable noncontrolling interests.

(4) Long-term debt and cash flow hedges

Debt:

On September 21, 2012, we entered into a second amendment to our credit agreement, dated as of November 15, 2010, as amended on March 15, 2011, with several banks and other financial institutions (“Credit Agreement”). The second amendment, which was effective on September 21, 2012, provides for a new $900 million Term Loan-A (“Term Loan A2”) with a final maturity date of August 15, 2016 and extended the maturity date on approximately $777 million of our existing $800 million revolving credit facility, and $943 million of our existing Term Loan-A facility, by nine months to mature on August 15, 2016. Approximately $23 million of our revolving credit facility commitment and $45 million of our existing Term Loan-A was not extended and is scheduled to mature on November 15, 2015. The second amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement, dated as of November 15, 2010 and as previously amended in March, 2011, including interest rates, remain unchanged.

On September 21, 2012, we used $700 million of the proceeds from the new Term Loan-A2 to extinguish a portion of our higher priced, existing Term Loan-B facility. Current pricing under the new Term Loan-A2 is 100 basis points lower than the Term Loan-B facility and does not include a LIBOR floor whereas the Term Loan-B facility has a 1% LIBOR floor. The remainder of the new Term Loan-A2 was used to pay transaction related fees and expenses and to repay other floating rate debt. During the third quarter of 2012, in connection with the extinguishment of a portion of our Term Loan-B facility, we recorded a pre-tax charge of $29 million to write-off the related portion of the Term Loan-B deferred financing costs.

The Credit Agreement, as amended on September 21, 2012, is a senior secured facility which provides for an aggregate commitment amount of $3.43 billion, comprised of a $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at the ABR rate which is defined as the rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and Term Loan-A borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and Term Loan-A borrowings and ranging from 2.75% to 3.00% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit and Term Loan-A and Term Loan-A2 facilities and 2.75% under the Term Loan-B facility. The minimum Eurodollar rate for the Term Loan-B facility is 1.00%.

As of September 30, 2012, we had $678 million of available borrowing capacity pursuant to the terms of our $800 million revolving credit facility, net of $59 million of outstanding borrowings (including borrowings outstanding pursuant to a short-term, on-demand credit facility) and $63 million of outstanding letters of credit. As of September 30, 2012, we had $15 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2012, we had $60 million of outstanding borrowings and $215 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2012.

The carrying amount and fair value of our debt was $3.44 billion and $3.53 billion at September 30, 2012, respectively. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

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

The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. We assess the effectiveness and consideration of nonperformance risk of our hedge instruments on a quarterly basis. We performed periodic assessments of the cash flow hedge instruments during 2011 and the first nine months of 2012 and determined the hedges to be highly effective. We also determined that no significant portion of the hedges is ineffective as of September 30, 2012. The counterparties to the interest rate swap agreements expose us to credit risk in the event of nonperformance. We do not anticipate nonperformance by our counterparties. At September 30, 2012, each swap agreement entered into by us was in a net liability position which would require us to make the net settlement payments to the counterparties. We do not hold or issue derivative financial instruments for trading purposes.

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

During the fourth quarter of 2007, we entered into an interest rate swap whereby we paid a fixed rate on a total notional principal amount of $75 million and receive three-month LIBOR. The fixed rate payable was 4.76% and it matured in October, 2012.

We measure our interest rate swaps at fair value on a recurring basis. The fair value of our interest rate swaps is based primarily on quotes from banks. We consider those inputs to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with derivative instruments and hedging activities. The fair value of our interest rate swaps was a liability of $46 million at September 30, 2012, substantially all of which is included in other noncurrent liabilities on the accompanying balance sheet.

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

As of September 30, 2012 and December 31, 2011, the total accrual for our professional and general liability claims, including the estimated claims related to the facilities acquired from PSI, was $300 million and $292 million, respectively, of which $60 million is included in current liabilities as of each date.

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

Other

As of September 30, 2012 and December 31, 2011, our accounts receivable includes approximately $76 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $55 million as of September 30, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

As of September 30, 2012, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $81 million consisting of: (i) $66 million related to our self-insurance programs, and; (ii) $15 million of other debt and public utility guarantees.

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

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April 2011, have been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted either late 2012 or early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2012 or the year ended December 31, 2011.

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

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of September 30, 2012 and December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. We have recently reached a preliminary settlement of this matter which requires finalization of a definitive agreement and approval of Virginia state officials. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the settlement amount is not material to our consolidated financial position or results of operations.

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

	Three months ended September 30, 2012
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$3,013,482	$1,410,170	—	$4,423,652
Gross outpatient revenues	$1,517,261	$151,788	$14,475	$1,683,524
Total net revenues	$828,399	$841,669	$10,285	$1,680,353
Income/(loss) before allocation of corporate overhead and income taxes	$48,925	$200,711	($126,131)	$123,505
Allocation of corporate overhead	($39,360)	($20,533)	$59,893	0
Income/(loss) after allocation of corporate overhead and before income taxes	$9,565	$180,178	($66,238)	$123,505
Total assets as of 9/30/12	$2,987,293	$4,459,030	$334,743	$7,781,066

	Nine months ended September 30, 2012
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$9,326,344	$4,242,528	—	$13,568,872
Gross outpatient revenues	$4,606,680	$474,623	$39,468	$5,120,771
Total net revenues	$2,598,527	$2,572,256	$25,690	$5,196,473
Income/(loss) before allocation of corporate overhead and income taxes	$240,375	$628,170	($338,278)	$530,267
Allocation of corporate overhead	($118,082)	($62,665)	$180,747	0
Income/(loss) after allocation of corporate overhead and before income taxes	$122,293	$565,505	($157,531)	$530,267
Total assets as of 9/30/12	$2,987,293	$4,459,030	$334,743	$7,781,066

	Three months ended September 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$2,827,617	$1,368,405	—	$4,196,022
Gross outpatient revenues	$1,384,084	$146,836	$13,542	$1,544,462
Total net revenues	$831,775	$825,825	$5,075	$1,662,675
Income/(loss) before allocation of corporate overhead and income taxes	$57,027	$184,304	($94,255)	$147,076
Allocation of corporate overhead	($35,094)	($15,438)	$50,532	0
Income/(loss) after allocation of corporate overhead and before income taxes	$21,933	$168,866	($43,723)	$147,076
Total assets as of 9/30/11	$2,797,029	$4,421,040	$387,862	$7,605,931

	Nine months ended September 30, 2011
	Acute Care Hospital Services	Behavioral Health Services	Other	Total Consolidated
	(Amounts in thousands)
Gross inpatient revenues	$8,934,701	$4,154,117	—	$13,088,818
Gross outpatient revenues	$4,068,566	$453,652	$41,082	$4,563,300
Total net revenues	$2,587,070	$2,493,336	$16,820	$5,097,226
Income/(loss) before allocation of corporate overhead and income taxes	$275,156	$559,681	($301,336)	$533,501
Allocation of corporate overhead	($98,418)	($46,854)	$145,272	0
Income/(loss) after allocation of corporate overhead and before income taxes	$176,738	$512,827	($156,064)	$533,501
Total assets as of 9/30/11	$2,797,029	$4,421,040	$387,862	$7,605,931

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	(amounts in thousands)
	2012	2011	2012	2011
Basic and Diluted:
Net income attributable to UHS	$71,817	$85,054	$307,985	$302,896
Less: Net income attributable to unvested restricted share grants	(85)	(165)	(379)	(440)

Net income attributable to UHS—basic and diluted	$71,732	$84,889	$307,606	$302,456

Weighted average number of common shares—basic	96,817	97,397	96,701	97,447
Net effect of dilutive stock options and grants based on the treasury stock method	794	1,201	1,010	1,461

Weighted average number of common shares and equivalents—diluted	97,611	98,598	97,711	98,908

Earnings per basic share attributable to UHS:	$0.74	$0.87	$3.18	$3.10

Earnings per diluted share attributable to UHS:	$0.73	$0.86	$3.15	$3.06

The “Net effect of dilutive stock options and grants based on the treasury stock method”, for all periods presented above, excludes certain outstanding stock options applicable to each period since the effect would have been anti-dilutive. The excluded weighted-average stock options totaled 2.6 million for each of the three and nine-month periods ended September 30, 2012. The excluded weighted-average stock options totaled 2.7 million for the three-month period ended September 30, 2011 and 922,000 for the nine-month period ended September 30, 2011. All classes of our common stock have the same dividend rights.

Stock-Based Compensation: During the three-month periods ended September 30, 2012 and 2011, compensation cost of $4.8 million ($3.0 million after-tax) and $4.3 million ($2.6 million after-tax), respectively, was recognized related to outstanding stock options. During the nine-month periods ended September 30, 2012 and 2011, compensation cost of $14.4 million ($8.9 million after-tax) and $12.0 million ($7.4 million after-tax), respectively, was recognized related to outstanding stock options. In addition, during the three-month periods ended September 30, 2012 and 2011, compensation cost of approximately $567,000 ($352,000 after-tax) and $544,000 ($336,000 after-tax), respectively, was recognized related to restricted stock. During the nine-month periods ended September 30, 2012 and 2011, compensation cost of approximately $1.7 million ($1.1 million after-tax) and $1.4 million ($894,000 after-tax), respectively, was recognized related to restricted stock. As of September 30, 2012 there was $40.0 million of unrecognized compensation cost related to unvested options and restricted stock which is expected to be recognized over the remaining weighted average vesting period of 2.7 years. There were 2,794,250 stock options granted (net of cancellations) during the first nine months of 2012 with a weighted-average grant date fair value of $10.72 per share. There were 54,127 restricted stock shares granted during the first nine months of 2012, with a weighted-average grant date fair value of $36.95 per share.

(8) Dispositions and acquisitions

Nine-month period ended September 30, 2012:

Acquisitions:

In October of 2012, we completed the acquisition of Ascend Health Corporation (“Ascend”) for $500 million in cash. Prior to the acquisition, Ascend was the largest private psychiatric hospital provider with 9 owned or leased freestanding psychiatric inpatient facilities located in 5 states including Texas, Arizona, Utah, Oregon and Washington. In connection with the receipt of antitrust clearance from the Federal Trade Commission in connection with our acquisition of Ascend, we have agreed to certain conditions, including the divestiture, within approximately six months, of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The revenues of Peak were approximately $14 million during each of the nine-month period ended September 30, 2012, and the twelve–month period ended December 31, 2011.

During the first nine months of 2012, we spent $25 million in connection with the acquisition of physician practices and various real properties.

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

Divestitures:

In October of 2012, we completed the divestiture of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington, for total cash proceeds of approximately $93 million including estimated working capital. This divestiture is expected to result in a substantial pre-tax gain which will be recorded in our consolidated financial statements during the fourth quarter of 2012.

During the first nine months of 2012, we received aggregate cash proceeds of approximately $56 million for the divestiture of: (i) the Hospital San Juan Capestrano, a 108-bed behavioral health care facility located in Rio Piedras, Puerto Rico, that was sold in January, 2012 pursuant to our agreement with the Federal Trade Commission in connection with our acquisition of Psychiatric Solutions, Inc., and; (ii) the real property of two non-operating behavioral health care facilities. The pre-tax net gain on these divestitures did not have a material impact on our consolidated results of operations during the first nine months of 2012.

The operating results for Auburn and Peak are reflected as discontinued operations for each of the periods presented herein. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. The assets and liabilities for Auburn and Peak are reflected as “held for sale” on our Consolidated Balance Sheet as of September 30, 2012, and the assets and liabilities for the Hospital San Juan Capestrano were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

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

(9) Dividends

We declared and paid dividends of $4.8 million, or $.05 per share, during the third quarter of 2012 and $4.8 million, or $.05 per share, during the third quarter of 2011. We declared and paid dividends of $14.5 million and $14.6 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

(10) Pension Plan

The following table shows the components of net periodic pension cost for our defined benefit pension plan as of September 30, 2012 and 2011 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$286	$290	$858	$871
Interest cost	1,165	1,262	3,495	3,785
Expected return on assets	(1,825)	(1,642)	(5,476)	(4,925)
Recognized actuarial loss	1,055	607	3,165	1,821

Net periodic pension cost	$681	$517	$2,042	$1,552

During the nine months ended September 30, 2012, we made contributions totaling $7.1 million to our pension plan.

(11) Income Taxes

As of January 1, 2012, our unrecognized tax benefits were approximately $7 million. The amount, if recognized, that would affect the effective tax rate is approximately $5 million. During the quarter ended September 30, 2012, changes to the estimated liabilities for uncertain tax positions (including accrued interest) relating to tax positions taken during prior and current periods did not have a material impact on our financial statements.

We recognize accrued interest and penalties associated with uncertain tax positions as part of the tax provision. As of September 30, 2012, we have approximately $2 million of accrued interest and penalties. The U.S. federal statute of limitations remains open for the 2009 and subsequent years. Foreign and U.S. state and local jurisdictions have statutes of limitations generally ranging from 3 to 4 years. The statute of limitations on certain jurisdictions could expire within the next twelve months.

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,269,429	$605,991	$(6,157)	$1,869,263
Less: Provision for doubtful accounts	0	110,187	78,723	0	188,910

Net revenues	0	1,159,242	527,268	(6,157)	1,680,353

Operating charges:
Salaries, wages and benefits	0	595,752	242,323	0	838,075
Other operating expenses	0	236,012	132,737	(6,062)	362,687
Supplies expense	0	118,357	73,390	0	191,747
EHR incentive income	0	(3,109)	(7,442)	0	(10,551)
Depreciation and amortization	0	52,986	24,046	0	77,032
Lease and rental expense	0	14,884	8,692	(95)	23,481
Costs related to extinguishment of debt	29,170	0	0	0	29,170

	29,170	1,014,882	473,746	(6,157)	1,511,641

Income from operations	(29,170)	144,360	53,522	0	168,712
Interest expense	43,649	886	672	0	45,207
Interest (income) expense, affiliate	0	22,782	(22,782)	0	0
Equity in net income of consolidated affiliates	(116,764)	(25,037)	0	141,801	0

Income before income taxes	43,945	145,729	75,632	(141,801)	123,505
Provision for income taxes	(27,872)	50,012	19,992	0	42,132

Net income	71,817	95,717	55,640	(141,801)	81,373
Less: Income attributable to noncontrolling interests	0	0	9,556	0	9,556

Net income attributable to UHS	$71,817	$95,717	$46,084	$(141,801)	$71,817

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$3,896,741	$1,840,971	$(19,036)	$5,718,676
Less: Provision for doubtful accounts	0	304,955	217,248	0	522,203

Net revenues	0	3,591,786	1,623,723	(19,036)	5,196,473

Operating charges:
Salaries, wages and benefits	0	1,825,547	739,505	0	2,565,052
Other operating expenses	0	695,599	382,201	(18,752)	1,059,048
Supplies expense	0	369,190	225,734	0	594,924
EHR incentive income	0	(5,064)	(7,442)	0	(12,506)
Depreciation and amortization	0	155,242	66,565	0	221,807
Lease and rental expense	0	44,122	27,068	(284)	70,906
Costs related to extinguishment of debt	29,170	0	0	0	29,170

	29,170	3,084,636	1,433,631	(19,036)	4,528,401

Income from operations	(29,170)	507,150	190,092	0	668,072
Interest expense	133,101	2,511	2,193	0	137,805
Interest (income) expense, affiliate	0	68,347	(68,347)	0	0
Equity in net income of consolidated affiliates	(408,146)	(94,662)	0	502,808	0

Income before income taxes	245,875	530,954	256,246	(502,808)	530,267
Provision for income taxes	(62,110)	186,641	64,349	0	188,880

Net income	307,985	344,313	191,897	(502,808)	341,387
Less: Income attributable to noncontrolling interests	0	0	33,402	0	33,402

Net income attributable to UHS	$307,985	$344,313	$158,495	$(502,808)	$307,985

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$1,237,210	$583,581	$(6,105)	$1,814,686
Less: Provision for doubtful accounts	0	90,046	61,965	0	152,011

Net revenues	0	1,147,164	521,616	(6,105)	1,662,675

Operating charges:
Salaries, wages and benefits	0	587,621	240,985	0	828,606
Other operating expenses	0	232,667	117,216	(6,010)	343,873
Supplies expense	0	123,204	75,590	0	198,794
Depreciation and amortization	0	53,218	19,952	0	73,170
Lease and rental expense	0	14,949	7,850	(95)	22,704

	0	1,011,659	461,593	(6,105)	1,467,147

Income from operations	0	135,505	60,023	0	195,528
Interest expense, net	47,113	810	529	0	48,452
Interest (income) expense, affiliate	0	15,904	(15,904)	0	0
Equity in net income of consolidated affiliates	(113,314)	(29,851)	0	143,165	0

Income before income taxes	66,201	148,642	75,398	(143,165)	147,076
Provision for income taxes	(18,853)	51,165	19,922	0	52,234

Net income	85,054	97,477	55,476	(143,165)	94,842
Less: Income attributable to noncontrolling interests	0	0	9,788	0	9,788

Net income attributable to UHS	$85,054	$97,477	$45,688	$(143,165)	$85,054

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net revenues before provision for doubtful accounts	$0	$3,781,885	$1,790,141	$(18,758)	$5,553,268
Less: Provision for doubtful accounts	0	260,713	195,329	0	456,042

Net revenues	0	3,521,172	1,594,812	(18,758)	5,097,226

Operating charges:
Salaries, wages and benefits	0	1,775,194	717,376	0	2,492,570
Other operating expenses	0	697,527	351,438	(18,473)	1,030,492
Supplies expense	0	376,674	226,983	0	603,657
Depreciation and amortization	0	154,788	59,040	0	213,828
Lease and rental expense	0	45,888	22,898	(285)	68,501

	0	3,050,071	1,377,735	(18,758)	4,409,048

Income from operations	0	471,101	217,077	0	688,178
Interest expense, net	150,369	2,412	1,896	0	154,677
Interest (income) expense, affiliate	0	47,712	(47,712)	0	0
Equity in net income of consolidated affiliates	(394,754)	(118,102)	0	512,856	0

Income before income taxes	244,385	539,079	262,893	(512,856)	533,501
Provision for income taxes	(58,511)	191,297	59,852	0	192,638

Net income	302,896	347,782	203,041	(512,856)	340,863
Less: Income attributable to noncontrolling interests	0	0	37,967	0	37,967

Net income attributable to UHS	$302,896	$347,782	$165,074	$(512,856)	$302,896

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$71,817	$95,717	$55,640	$(141,801)	$81,373
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	(45)	0	0	0	(45)
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	(129)	0	0	0	(129)
Income tax expense related to items of other comprehensive income	(47)	0	0	0	(47)

Total other comprehensive income, net of tax	(82)	0	0	0	(82)

Comprehensive income	71,735	95,717	55,640	(141,801)	81,291
Less: Comprehensive income attributable to noncontrolling interests	0	0	9,556	0	9,556

Comprehensive income attributable to UHS	$71,735	$95,717	$46,084	$(141,801)	$71,735

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$307,985	$344,313	$191,897	$(502,808)	$341,387
Other comprehensive income (loss):
Unrealized derivative gains on cash flow hedges	1,782	0	0	0	1,782
Amortization of terminated hedge	(252)	0	0	0	(252)

Other comprehensive income before tax	1,530	0	0	0	1,530
Income tax expense related to items of other comprehensive income	585	0	0	0	585

Total other comprehensive income, net of tax	945	0	0	0	945

Comprehensive income	308,930	344,313	191,897	(502,808)	342,332
Less: Comprehensive income attributable to noncontrolling interests	0	0	33,402	0	33,402

Comprehensive income attributable to UHS	$308,930	$344,313	$158,495	$(502,808)	$308,930

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$85,054	$97,477	$55,476	$(143,165)	$94,842
Other comprehensive income (loss):
Unrealized derivative losses on cash flow hedges	(21,360)	0	0	0	(21,360)
Amortization of terminated hedge	(84)	0	0	0	(84)

Other comprehensive income before tax	(21,444)	0	0	0	(21,444)
Income tax expense related to items of other comprehensive income	(8,214)	0	0	0	(8,214)

Total other comprehensive income, net of tax	(13,230)	0	0	0	(13,230)

Comprehensive income	71,824	97,477	55,476	(143,165)	81,612
Less: Comprehensive income attributable to noncontrolling interests	0	0	9,788	0	9,788

Comprehensive income attributable to UHS	$71,824	$97,477	$45,688	$(143,165)	$71,824

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net income	$302,896	$347,782	$203,041	$(512,856)	$340,863
Other comprehensive income (loss):
Unrealized derivative losses on cash flow hedges	(39,636)	0	0	0	(39,636)
Amortization of terminated hedge	(252)	0	0	0	(252)

Other comprehensive income before tax	(39,888)	0	0	0	(39,888)
Income tax expense related to items of other comprehensive income	(15,270)	0	0	0	(15,270)

Total other comprehensive income, net of tax	(24,618)	0	0	0	(24,618)

Comprehensive income	278,278	347,782	203,041	(512,856)	316,245
Less: Comprehensive income attributable to noncontrolling interests	0	0	37,967	0	37,967

Comprehensive income attributable to UHS	$278,278	$347,782	$165,074	$(512,856)	$278,278

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Assets
Current assets:
Cash and cash equivalents	$0	$18,487	$7,165	$0	$25,652
Accounts receivable, net	3,314	732,142	307,079	0	1,042,535
Supplies	0	59,561	37,452	0	97,013
Other current assets	8,065	73,270	11,687	0	93,022
Deferred income taxes	81,894	41,237	322	(322)	123,131
Current assets held for sale	0	107,071	0	0	107,071

Total current assets	93,273	1,031,768	363,705	(322)	1,488,424

Investments in subsidiaries	5,621,719	1,276,511	0	(6,898,230)	0
Intercompany receivable	422,241	0	175,909	(598,150)	0
Intercompany note receivable	0	0	1,142,539	(1,142,539)	0

Property and equipment	0	3,748,468	1,492,441	0	5,240,909
Less: accumulated depreciation	0	(1,243,819)	(681,014)	0	(1,924,833)

	0	2,504,649	811,427	0	3,316,076

Other assets:
Goodwill	820	2,101,345	492,575	0	2,594,740
Deferred charges	72,388	5,928	8,776	0	87,092
Other	8,971	202,818	82,945	0	294,734

	$6,219,412	$7,123,019	$3,077,876	$(8,639,241)	$7,781,066

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$0	$1,029	$1,470	$0	$2,499
Accounts payable and accrued liabilities	22,582	604,201	184,180	0	810,963
Current liabilities held for sale	0	18,112	0	0	18,112
Federal and state taxes	5,966	188	620	0	6,774

Total current liabilities	28,548	623,530	186,270	0	838,348

Intercompany payable	0	598,150	0	(598,150)	0
Other noncurrent liabilities	51,880	250,752	105,903	0	408,535
Long-term debt	3,388,425	1,153	51,384	0	3,440,962
Intercompany note payable	0	1,142,539	0	(1,142,539)	0
Deferred income taxes	141,777	54,237	0	(322)	195,692

Redeemable noncontrolling interests	0	0	234,056	0	234,056

UHS common stockholders’ equity	2,608,782	4,452,658	2,445,572	(6,898,230)	2,608,782
Noncontrolling interest	0	0	54,691	0	54,691

Total equity	2,608,782	4,452,658	2,500,263	(6,898,230)	2,663,473

	$6,219,412	$7,123,019	$3,077,876	$(8,639,241)	$7,781,066

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

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$(7,607)	$379,574	$163,039	$0	$535,006

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(236,978)	(45,213)	0	(282,191)
Proceeds received from sale of assets and businesses	0	49,984	6,210	0	56,194
Acquisition of property and businesses	0	(11,476)	(13,616)		(25,092)
Costs incurred for purchase and development of electronic health records application	0	(41,854)	0	0	(41,854)
Return of deposit on terminated purchase agreement	6,500	0	0	0	6,500

Net cash used in investing activities	6,500	(240,324)	(52,619)	0	(286,443)

Cash Flows from Financing Activities:
Reduction of long-term debt	(1,123,140)	(2,567)	(2,122)	0	(1,127,829)
Additional borrowings	906,000	0	0	0	906,000
Financing costs	(8,257)	0	0	0	(8,257)
Repurchase of common shares	(9,676)	0	0	0	(9,676)
Dividends paid	(14,519)	0	0	0	(14,519)
Issuance of common stock	3,828	0	0	0	3,828
Profit distributions to noncontrolling interests	0	0	(13,687)	0	(13,687)
Changes in intercompany balances with affiliates, net	246,871	(151,417)	(95,454)	0	0

Net cash (used in) provided by financing activities	1,107	(153,984)	(111,263)	0	(264,140)

Increase (decrease) in cash and cash equivalents	0	(14,734)	(843)	0	(15,577)
Cash and cash equivalents, beginning of period	0	33,221	8,008	0	41,229

Cash and cash equivalents, end of period	$0	$18,487	$7,165	$0	$25,652

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(amounts in thousands)

	Parent	Guarantors	Non Guarantors	Consolidating Adjustments	Total Consolidated Amounts
Net cash provided by operating activities	$60,800	$388,838	112,864	$0	$562,502

Cash Flows from Investing Activities:
Property and equipment additions, net of disposals	0	(143,953)	(51,451)	0	(195,404)
Proceeds received from sale of assets and businesses	0	0	23,682	0	23,682
Acquisition of property and businesses	0	0	(8,599)	0	(8,599)
Costs incurred for purchase and development of electronic health records application	0	(27,874)	0	0	(27,874)

Net cash used in investing activities	0	(171,827)	(36,368)	0	(208,195)

Cash Flows from Financing Activities:
Reduction of long-term debt	(252,289)	(1,156)	(14,094)	0	(267,539)
Additional borrowings	36,000	0	0	0	36,000
Financing costs	(23,559)	0	0	0	(23,559)
Repurchase of common shares	(44,532)	0	0	0	(44,532)
Dividends paid	(14,638)	0	0	0	(14,638)
Issuance of common stock	3,596	0	0	0	3,596
Profit distributions to noncontrolling interests	0	0	(33,962)	0	(33,962)
Changes in intercompany balances with affiliates, net	234,622	(205,164)	(29,458)		0

Net cash (used in) provided by financing activities	(60,800)	(206,320)	(77,514)	0	(344,634)

Increase (decrease) in cash and cash equivalents	0	10,691	(1,018)	0	9,673
Cash and cash equivalents, beginning of period	0	21,385	8,089	0	29,474

Cash and cash equivalents, end of period	$0	$32,076	$7,071	$0	$39,147

(13) Recent Accounting Standards

Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities: During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for the three and nine-month periods ended September 30, 2012 and 2011. The adoption of this standard had no impact on our financial position or overall results of operations.

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

Overview

Our principal business is owning and operating, through our subsidiaries, acute care hospitals, behavioral health centers, surgical hospitals, ambulatory surgery centers and radiation oncology centers. As of October 31, 2012, we owned and/or operated 24 acute care hospitals (excluding Auburn Regional Medical Center that was divested in October, 2012) and 197 behavioral health centers (including 9 facilities acquired from Ascend Health Corporation in October, 2012) located in 36 states, Washington, D.C., Puerto Rico and the U.S. Virgin Islands. As part of our ambulatory treatment centers division, we manage and/or own outright or in partnerships with physicians, 6 surgical hospitals and surgery and radiation oncology centers located in 4 states and Puerto Rico.

During the first quarter of 2012, we adopted the Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which required certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). As a result, the provision for doubtful accounts for our acute care and behavioral health care facilities is reflected as a deduction from net revenues in the accompanying consolidated statements of income for the three and nine-month periods ended September 30, 2012 and 2011. The adoption of this standard had no impact on our financial position or overall results of operations.

As a percentage of our consolidated net revenues, net revenues from our acute care hospitals, surgical hospitals, surgery centers and radiation oncology centers accounted for 50% during each of the three-month periods ended September 30, 2012 and 2011, respectively, and 50% and 51% during the nine-month periods ended September 30, 2012 and 2011, respectively. Net revenues from our behavioral health care facilities accounted for 50% during each of the three-month periods ended September 30, 2012 and 2011, respectively, and 50% and 49% during the nine-month periods ended September 30, 2012 and 2011, respectively.

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

•

our level of indebtedness has increased substantially as a result of our 2010 acquisition of PSI, and increased more as a result of our acquisition of Ascend Health Corporation in October, 2012 (as discussed herein), which could, among other things, adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and could potentially prevent us from meeting our obligations under the agreements related to our indebtedness;

•	our ability to successfully integrate and improve our recent acquisitions and the availability of suitable acquisitions and divestiture opportunities;

•

we receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Massachusetts and Virginia, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the three and nine-month periods ended September 30, 2012 include the pro rata portion of these Medicaid rate reductions. Based upon the state budgets for the 2013 fiscal year (which generally begin at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally end during the third quarter of 2012). We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations;

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

•

the Department of Health and Human Services (“HHS”) published final regulations in July, 2010 implementing the health information technology (“HIT”) provisions of the American Recovery and Reinvestment Act (referred to as the “HITECH Act”). The final regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and establishes the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. Our acute care hospitals may qualify for these EHR incentive payments upon implementation of the EHR application assuming they meet the “meaningful use criteria”. Certain of our acute care hospitals implemented EHR applications in 2011 and 2012 and we plan to continue the implementation at each of our acute care hospitals, on a facility-by-facility basis, until completion which is expected to occur in mid-2013. However, there can be no assurance that we (our acute care hospitals) will ultimately qualify for these incentive payments and, should we qualify, we are unable to quantify the amount of incentive payments we may receive since the amounts are dependent upon various factors including the implementation timing at each hospital. Should we qualify for incentive payments, there may be timing differences in the recognition of the incentive income and expenses recorded in connection with the implementation of the EHR application which may cause material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR by 2015 are subject to a reduced market basket update to the inpatient prospective payment system (“IPPS”) standardized amount in 2015 and each subsequent fiscal year. Although we believe that our acute care hospitals will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provision of the HITECH Act;

•

in August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. The 2011 Act imposed annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Select Committee on Deficit Reduction (the “Joint Committee”), which was tasked with making recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013 (approximately $32 million annual reduction to our Medicare net revenues). We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress;

•

as of September 30, 2012 and December 31, 2011, our accounts receivable includes approximately $76 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $55 million as of September 30, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

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

Revenue recognition: We record revenues and related receivables for health care services at the time the services are provided. Medicare and Medicaid revenues represented 39% of our net patient revenues during each of the three and nine-month periods ended September 30, 2012 and 41% of net patient revenues during each of the three and nine-month periods ended September 30, 2011. Revenues from managed care entities, including health maintenance organizations and managed Medicare and Medicaid programs, accounted for 50% and 46% of our net patient revenues during the three-month periods ended September 30, 2012 and 2011, respectively, and 49% and 46% of our net patient revenues during the nine-month periods ended September 30, 2012 and 2011, respectively.

Provision for Doubtful Accounts: On a consolidated basis, we monitor our total self-pay receivables to ensure that the total allowance for doubtful accounts provides adequate coverage based on historical collection experience. Our accounts receivable are recorded net of allowance for doubtful accounts of $339 million at September 30, 2012 and $253 million at December 31, 2011.

As of September 30, 2012 and December 31, 2011, our accounts receivable includes approximately $76 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Although approximately $55 million of the receivables due from Illinois as of September 30, 2012 have been outstanding in excess of 60 days, and a large portion will likely remain outstanding for the foreseeable future, we expect to eventually collect all amounts due to us and therefore no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Accounting for Medicare and Medicaid Electronic Health Records Incentive Payments: In July 2010, the Department of Health and Human Services published final regulations implementing the health information technology provisions of the American Recovery and Reinvestment Act. The regulation defines the “meaningful use” of Electronic Health Records (“EHR”) and established the requirements for the Medicare and Medicaid EHR payment incentive programs. The implementation period for these new Medicare and Medicaid incentive payments started in federal fiscal year 2011 and can end as late as 2016 for Medicare and 2021 for the state Medicaid programs. We recognize income related to Medicare and Medicaid incentive payments using a gain contingency model that is based upon when our eligible hospitals have demonstrated “meaningful use” of certified EHR technology for the applicable period and the cost report information for the full cost report year that will determine the final calculation of the incentive payment is available.

Medicare EHR incentive payments: Federal regulations require that Medicare EHR incentive payments be computed based on the Medicare cost report that begins in the federal fiscal period in which a hospital meets the applicable “meaningful use” requirements. Since the annual Medicare cost report periods for each of our acute care hospitals ends on December 31st, we will recognize Medicare EHR incentive income for each hospital during the fourth quarter of the year in which the facility meets the “meaningful use” criteria and during the fourth quarter of each applicable subsequent year.

Medicaid EHR incentive payments: Medicaid EHR incentive payments are determined based upon prior period cost report information available at the time our hospitals meet the “meaningful use” criteria. Therefore, the majority of the Medicaid EHR incentive income recognition occurs in the period in which the applicable hospitals are deemed to have met initial “meaningful use” criteria. Upon meeting subsequent fiscal year “meaningful use” criteria, our hospitals may become entitled to additional Medicaid EHR incentive payments which will be recognized as incentive income in future periods. Medicaid EHR incentive payments received prior to our hospitals meeting the “meaningful use” criteria are included in other current liabilities (as deferred EHR incentive income) in our consolidated balance sheet.

Recent Accounting Standards: For a summary of accounting standards, please see Note 13 to the Consolidated Financial Statements, as included herein.

Results of Operations

Three-month periods ended September 30, 2012 and 2011:

The following table summarizes our results of operations and is used in the discussion below for the three-month periods ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$1,869,263		$1,814,686
Less: Provision for doubtful accounts	188,910		152,011

Net revenues	1,680,353	100.0%	1,662,675	100.0%

Operating charges:
Salaries, wages and benefits	838,075	49.9%	828,606	49.8%
Other operating expenses	362,687	21.6%	343,873	20.7%
Supplies expense	191,747	11.4%	198,794	12.0%
EHR incentive income	(10,551)	-0.6%	0	0.0%
Depreciation and amortization	77,032	4.6%	73,170	4.4%
Lease and rental expense	23,481	1.4%	22,704	1.4%
Costs related to extinguishment of debt	29,170	1.7%	0	0.0%

Subtotal-operating expenses	1,511,641	90.0%	1,467,147	88.2%

Income from operations	168,712	10.0%	195,528	11.8%
Interest expense, net	45,207	2.7%	48,452	2.9%

Income before income taxes	123,505	7.3%	147,076	8.8%
Provision for income taxes	42,132	2.5%	52,234	3.1%

Net income	81,373	4.8%	94,842	5.7%
Less: Income attributable to noncontrolling interests	9,556	0.6%	9,788	0.6%

Net income attributable to UHS	$71,817	4.3%	$85,054	5.1%

Net revenues increased 1% or $18 million to $1.68 billion during the three-month period ended September 30, 2012 as compared to $1.66 billion during the comparable quarter of the prior year. The increase was attributable to a $24 million or 2% increase in net revenues generated at our acute care hospitals and behavioral health care facilities owned during both periods (which we refer to as “same facility”), partially offset by $6 million of other combined net decreases in revenues resulting primarily from the divestiture of a behavioral health care facility in January, 2012 (San Juan Capestrano).

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $24 million to $124 million during the three-month period ended September 30, 2012 as compared to $147 million during the comparable quarter of the prior year. Included in our income before income taxes during the third quarter of 2012, as compared to the comparable prior year quarter, was the following:

a.	a decrease of $11 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding impact of the implementation of electronic health records (“EHR”) applications at our acute care hospitals, as mentioned in e. below;

b.	an increase of $16 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the item mentioned in c. below;

c.	a decrease of $29 million resulting from the write-off of deferred financing costs related to the portion of our Term Loan B credit facility that was extinguished during the third quarter of 2012;

d.	an increase of $3 million due to a decrease in interest expense resulting primarily from a decrease in our average borrowings outstanding;

e.	an increase of $3 million related to the incentive income, net of expenses, recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

f.	$6 million of other combined net decreases including increased corporate overhead expenses.

Net income attributable to UHS decreased $13 million to $72 million during the three-month period ended September 30, 2012 as compared to $85 million during the comparable prior year quarter. The decrease during the third quarter of 2012, as compared to the comparable prior year quarter, consisted of:

•	a decrease of $24 million in income before income taxes, as discussed above, and;

•

an increase of $10 million resulting primarily from a decrease in the provision for income taxes resulting from the income tax benefit recorded on the $24 million decrease in pre-tax income and a favorable income tax adjustment of approximately $2 million recorded during the third quarter of 2012.

Nine-month periods ended September 30, 2012 and 2011:

The following table summarizes our results of operations and is used in the discussion below for the nine-month periods ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$5,718,676		$5,553,268
Less: Provision for doubtful accounts	522,203		456,042

Net revenues	5,196,473	100.0%	5,097,226	100.0%

Operating charges:
Salaries, wages and benefits	2,565,052	49.4%	2,492,570	48.9%
Other operating expenses	1,059,048	20.4%	1,030,492	20.2%
Supplies expense	594,924	11.4%	603,657	11.8%
EHR incentive income	(12,506)	-0.2%	0	0.0%
Depreciation and amortization	221,807	4.3%	213,828	4.2%
Lease and rental expense	70,906	1.4%	68,501	1.3%
Costs related to extinguishment of debt	29,170	0.6%	0	0.0%

Subtotal-operating expenses	4,528,401	87.1%	4,409,048	86.5%

Income from operations	668,072	12.9%	688,178	13.5%
Interest expense, net	137,805	2.7%	154,677	3.0%

Income before income taxes	530,267	10.2%	533,501	10.5%
Provision for income taxes	188,880	3.6%	192,638	3.8%

Net income	341,387	6.6%	340,863	6.7%
Less: Income attributable to noncontrolling interests	33,402	0.6%	37,967	0.7%

Net income attributable to UHS	$307,985	5.9%	$302,896	5.9%

Net revenues increased 2% or $99 million to $5.20 billion during the nine-month period ended September 30, 2012 as compared to $5.10 billion during the comparable period of the prior year. The increase was attributable to:

•	a $90 million or 2% increase in net revenues generated at our acute care hospitals and behavioral health care facilities, on a same facility basis;

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

•

$27 million of other combined net decreases in revenues resulting primarily from the divestiture of a behavioral health care facility in January, 2012 (San Juan Capestrano) and the temporary closure of a behavioral health care facility that was closed during the third quarter of 2011 from flood damage (the facility re-opened in March, 2012), partially offset by the 2011 portion of Medicaid revenues recorded during the first nine months of 2012 related to new supplemental revenue programs initiated in Oklahoma, Ohio and Indiana.

Income before income taxes (before deduction for income attributable to noncontrolling interests) decreased $3 million to $530 million during the nine-month period ended September 30, 2012 as compared to $534 million during the comparable period of the prior year. Included in our income before income taxes during the first nine months of 2012, as compared to the comparable prior year period, was the following:

a.	a decrease of $44 million at our acute care facilities as discussed below in Acute Care Hospital Services, excluding the impact of the applicable items mentioned in c., f. and h. below;

b.	an increase of $49 million at our behavioral health care facilities, as discussed below in Behavioral Health Services, excluding the impact of the applicable items mentioned in e. and f. below;

c.	an increase of $33 million (net of related expenses) resulting from an agreement, which was part of an industry-wide settlement related to underpayments of Medicare inpatient prospective payments during a number of prior years, entered into with the United States Department of Health and Human Services, the Secretary of Health and Human Services, and the Centers for Medicare and Medicaid Services;

d.	a decrease of $29 million resulting from the write-off of deferred financing costs related to the portion of our Term Loan B credit facility that was extinguished during the third quarter of 2012;

e.	an increase of $7 million representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program (“SHOPP”) which is expected to provide annual aggregate net reimbursements of $14 million to our facilities located in the state during the state’s fiscal years of 2012 and 2013, retroactive to July 1, 2011;

f.	a net aggregate decrease of $5 million resulting from: (i) the revised Supplemental Security Income ratios utilized for calculating Medicare disproportionate share hospital reimbursements for federal fiscal years 2006 through 2009 ($7 million unfavorable impact); (ii) the write-off of receivables related to revenues recorded during 2011 at two of our acute care hospitals located in Florida resulting from reductions in certain county reimbursements due to reductions in federal matching Inter-Governmental Transfer funds ($4 million unfavorable impact), and; (iii) the 2011 portion of net Medicaid supplemental revenues recorded during the first nine months of 2012 related to new programs initiated in certain states in which we operate behavioral health care facilities ($6 million favorable impact);

g.	an increase of $17 million due to a decrease in interest expense resulting primarily from a decrease in our average outstanding borrowings and a decrease in our average effective interest rate (due primarily to an amendment to our credit agreement in March of 2011 which, among other things, provided for reductions in the rates payable for borrowings outstanding under our Term Loan A, Term Loan B and revolving credit facility);

h.	a decrease of $6 million related to the expenses, net of incentive income, recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

i.	$25 million of other combined net decreases including increased corporate overhead expenses.

Net income attributable to UHS increased $5 million to $308 million during the nine-month period ended September 30, 2012 as compared to $303 million during the comparable prior year period. The increase during the first nine months of 2012, as compared to the comparable prior year period, consisted of:

•	a decrease of $3 million in income before income taxes, as discussed above;

•	an increase of $5 million resulting from a decrease in income attributable to noncontrolling interests, and;

•

an increase of $4 million resulting from a decrease in the provision for income taxes resulting primarily from a favorable income tax adjustment of approximately $2 million recorded during the third quarter of 2012.

Acute Care Hospital Services

Same Facility Basis Acute Care Hospitals

We believe that providing our results on a “Same Facility” basis, which includes the operating results for facilities owned in both the current year and prior year periods, is helpful to our investors as a measure of our operating performance. Our “Same Facility” results also neutralize the impact of the EHR applications and the effect of items that are non-operational in nature including items such as, but not limited to, gains on sales of assets and businesses, impacts of settlements, legal judgments and lawsuits and other amounts that may be reflected in the current or prior year financial statements that relate to prior periods.

The following table summarizes the results of operations for our acute care facilities, on a same facility and all acute care basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended September 30, 2012		Three months ended September 30, 2011		Nine months ended September 30, 2012		Nine months ended September 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$994,969		$966,119		$3,031,053		$2,985,515
Less: Provision for doubtful accounts	166,570		134,344		456,078		398,445

Net revenues	828,399	100.0%	831,775	100.0%	2,574,975	100.0%	2,587,070	100.0%

Operating charges:
Salaries, wages and benefits	381,266	46.0%	379,287	45.6%	1,156,914	44.9%	1,130,541	43.7%
Other operating expenses	186,254	22.5%	177,692	21.4%	535,470	20.8%	531,022	20.5%
Supplies expense	150,097	18.1%	152,093	18.3%	464,552	18.0%	465,166	18.0%
Depreciation and amortization	47,028	5.7%	49,068	5.9%	139,609	5.4%	142,556	5.5%
Lease and rental expense	14,313	1.7%	13,093	1.6%	43,523	1.7%	39,539	1.5%

Subtotal-operating expenses	778,958	94.0%	771,233	92.7%	2,340,068	90.9%	2,308,824	89.2%

Income from operations	49,441	6.0%	60,542	7.3%	234,907	9.1%	278,246	10.8%
Interest expense, net	1,129	0.1%	957	0.1%	3,511	0.1%	2,946	0.1%

Income before income taxes	48,312	5.8%	59,585	7.2%	231,396	9.0%	275,300	10.6%

Three-month periods ended September 30, 2012 and 2011:

During the three-month period ended September 30, 2012, as compared to the comparable prior year quarter, net revenues at our acute care hospitals, on a same facility basis, decreased $3 million or less than 1%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $11 million or 19% to $48 million or 5.8% of net revenues during the third quarter of 2012 as compared to $60 million or 7.2% of net revenues during the comparable prior year quarter.

During the three-month period ended September 30, 2012, as compared to the comparable prior year quarter, inpatient admissions to our acute care facilities decreased 2.6% and adjusted admissions (adjusted for outpatient activity) decreased 1.7%. Patient days at these facilities decreased 2.0% during the third quarter of 2012 and adjusted patient days decreased 1.7% during the three-month period ended September 30, 2012 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 4.4 days during each of the three-month periods ended September 30, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 54% and 56% during the three-month periods ended September 30, 2012 and 2011, respectively. During the three-month period ended September 30, 2012, net revenue per adjusted admission increased 1.3% and net revenue per adjusted patient day increased 0.6%, as compared to the comparable quarter of the prior year.

Nine-month periods ended September 30, 2012 and 2011:

During the nine-month period ended September 30, 2012, as compared to the comparable prior year period, net revenues at our acute care hospitals, on a same facility basis, decreased $12 million or approximately 1%. Income before income taxes (and before income attributable to noncontrolling interests) decreased $44 million or 16% to $231 million or 9.0% of net revenues during the first nine months of 2012 as compared to $275 million or 10.6% of net revenues during the comparable prior year period.

During the nine-month period ended September 30, 2012, as compared to the comparable prior year period, inpatient admissions to our acute care facilities decreased 2.9% and adjusted admissions decreased 0.3%. Patient days at these facilities decreased 2.4% during the first nine months of 2012 and adjusted patient days increased 0.3% during the nine-month period ended September 30, 2012 as compared to the comparable prior year period. The average length of inpatient stay at these facilities was 4.5 days during each of the nine-month periods ended September 30, 2012 and 2011. The occupancy rate, based on the average available beds at these facilities, was 57% and 59% during the nine-month periods ended September 30, 2012 and 2011, respectively. During the nine-month period ended September 30, 2012, net revenue per adjusted admission decreased 0.2% and net revenue per adjusted patient day decreased 0.7%, as compared to the comparable period of the prior year.

The decreases in income from operations, net revenues and net revenue per adjusted admission and adjusted patient day experienced at our acute care hospitals during the three and nine-month periods ended September 30, 2012, as compared to the comparable periods of the prior year, were largely due a decline in organic revenue growth caused by the continuing trends of weak demand and deteriorating payor mix

Charity care and uninsured discounts:

A significant portion of the patients treated throughout our portfolio of acute care hospitals are uninsured patients which, in part, has resulted from an increase in the number of patients who are employed but do not have health insurance or who have policies with relatively high deductibles. Patients treated at our hospitals for non-elective services, who have gross income less than 400% of the federal poverty guidelines, are deemed eligible for charity care. The federal poverty guidelines are established by the federal government and are based on income and family size. Because we do not pursue collection of amounts that qualify as charity care, they are not reported in our net revenues or in our accounts receivable, net. We also provide discounts to uninsured patients (included in “uninsured discounts” amounts below) who do not qualify for Medicaid or charity care. Because we do not pursue collection of amounts classified as uninsured discounts, they are not reported in our net revenues or in our accounts receivable, net. In implementing the discount policy, we first attempt to qualify uninsured patients for governmental programs, charity care or any other discount program. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

The following tables show the amounts recorded at our acute care hospitals for charity care and uninsured discounts, based on charges at established rates, for the three and nine-month periods ended September 30, 2012 and 2011:

Uncompensated care (in millions):

	Three Months Ended Sept. 30, 2012%		Three Months Ended Sept. 30, 2011%
Charity care	$185	71%	$212	86%
Uninsured discounts	74	29%	34	14%

Total uncompensated care	$259	100%	$246	100%

	Nine Months Ended Sept. 30, 2012%		Nine Months Ended Sept. 30, 2011%
Charity care	$643	77%	$591	83%
Uninsured discounts	197	23%	117	17%

Total uncompensated care	$840	100%	$708	100%

The estimated costs of providing uncompensated care as reflected below were based on a calculation which multiplied the percentage of operating expenses for our acute care hospitals to gross charges for those hospitals by the above-mentioned total uncompensated care amounts. The percentage of cost to gross charges is calculated based on the total operating expenses for our acute care facilities (excluding provision for doubtful accounts) divided by gross patient service revenue for those facilities. An increase in the level of uninsured patients to our facilities and the resulting adverse trends in the provision for doubtful accounts and uncompensated care provided could have a material unfavorable impact on our future operating results.

Estimated cost of providing uncompensated care (in millions):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Estimated cost of providing charity care	$32	$38	$108	$105
Estimated cost of providing uninsured discounts related care	13	7	33	21

Estimated cost of providing uncompensated care	$45	$45	$141	$126

All Acute Care Hospitals

The following table summarizes the results of operations for our acute care hospitals for the three and nine-month periods ended September 30, 2012 and 2011.

Three-month periods ended September 30, 2012 and 2011:

Included in the financial results below for the three-month periods ended September 30, 2012 and 2011, in addition to our acute care hospitals’ same facility basis financial results as discussed above, were certain other items consisting of the net favorable impact of $3 million recorded during the third quarter of 2012 related to the incentive income ($11 million) and expenses ($8 million) recorded in connection with the implementation of electronic health records (“EHR”) applications at our acute care hospitals (see HITECH Act in Sources of Revenue below for additional disclosure), and a net charge of $3 million from other amounts.

Nine-month periods ended September 30, 2012 and 2011:

Included in the financial results below for the nine-month periods ended September 30, 2012 and 2011, in addition to our acute care hospitals’ same facility basis financial results as discussed above, were the following items:

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

•

a net charge of $7 million recorded during the first nine months of 2012 related to the incentive income ($13 million) and expenses ($20 million) recorded in connection with the implementation of EHR applications at our acute care hospitals, and;

•

other combined amounts aggregating to a net charge $7 million during the nine-month period ended September 30, 2012 and a net charge of $1 million recorded during the nine-month period ended September 30, 2011.

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$994,969		$966,119		$3,054,605		$2,985,515
Less: Provision for doubtful accounts	166,570		134,344		456,078		398,445

Net revenues	828,399	100.0%	831,775	100.0%	2,598,527	100.0%	2,587,070	100.0%
Operating charges:
Salaries, wages and benefits	384,045	46.4%	379,287	45.6%	1,167,636	44.9%	1,130,541	43.7%
Other operating expenses	188,838	22.8%	180,250	21.7%	543,725	20.9%	531,166	20.5%
Supplies expense	150,097	18.1%	152,093	18.3%	464,552	17.9%	465,166	18.0%
Depreciation and amortization	51,603	6.2%	49,068	5.9%	147,711	5.7%	142,556	5.5%
Lease and rental expense	14,313	1.7%	13,093	1.6%	43,523	1.7%	39,539	1.5%
EHR incentive income	(10,551)	-1.3%	0	0.0%	(12,506)	-0.5%	0	0.0%

Subtotal-operating expenses	778,345	94.0%	773,791	93.0%	2,354,641	91.4%	2,308,968	89.3%

Income from operations	50,054	6.0%	57,984	7.0%	243,886	9.4%	278,102	10.7%
Interest expense, net	1,129	0.1%	957	0.1%	3,511	0.1%	2,946	0.1%

Income before income taxes	48,925	5.9%	57,027	6.9%	240,375	9.3%	275,156	10.6%

Behavioral Health Services

The following table summarizes the results of operations for our behavioral health care facilities, on a same facility basis, and is used in the discussion below for the three and nine-month periods ended September 30, 2012 and 2011 (dollar amounts in thousands):

Same Facility—Behavioral Health

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues	Amount	% of Net Revenues
Net revenues before provision for doubtful accounts	$856,258		$824,579		$2,606,091		$2,495,450
Less: Provision for doubtful accounts	21,854		17,430		65,244		56,402

Net revenues	834,404	100.0%	807,149	100.0%	2,540,847	100.0%	2,439,048	100.0%

Operating charges:
Salaries, wages and benefits	413,637	49.6%	402,866	49.9%	1,261,549	49.7%	1,221,074	50.1%
Other operating expenses	148,891	17.8%	145,901	18.1%	448,568	17.7%	435,839	17.9%
Supplies expense	40,061	4.8%	44,236	5.5%	125,611	4.9%	131,201	5.4%
Depreciation and amortization	23,292	2.8%	21,341	2.6%	68,035	2.7%	63,300	2.6%
Lease and rental expense	8,345	1.0%	8,218	1.0%	25,212	1.0%	24,742	1.0%

Subtotal-operating expenses	634,226	76.0%	622,562	77.1%	1,928,975	75.9%	1,876,156	76.9%

Income from operations	200,178	24.0%	184,587	22.9%	611,872	24.1%	562,892	23.1%
Interest expense, net	431	0.1%	377	0.0%	1,192	0.0%	1,350	0.1%

Income before income taxes	199,747	23.9%	184,210	22.8%	610,680	24.0%	561,542	23.0%

Three-month periods ended September 30, 2012 and 2011:

On a same facility basis, during the third quarter of 2012, as compared to the third quarter of 2011, net revenues at our behavioral health care facilities increased 3% or $27 million to $834 million from $807 million. Income before income taxes increased $16 million or 8% to $200 million or 23.9% of net revenues during the three-month period ended September 30, 2012, as compared to $184 million or 22.8% of net revenues during the comparable prior year quarter.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 2.8% and 2.6%, respectively, during the three-month period ended September 30, 2012 as compared to the comparable quarter of the prior year. Patient days and adjusted patient days increased 0.9% and 0.7%, respectively, during the three-month period ended September 30, 2012 as compared to the comparable prior year quarter. The average length of inpatient stay at these facilities was 14.1 days and 14.4 days during the three-month periods ended September 30, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 73% during each of the three-month periods ended September 30, 2012 and 2011. During the three-month period ended September 30, 2012, net revenue per adjusted admission increased 0.7% and net revenue per adjusted patient day increased 2.6%, as compared to the comparable quarter of the prior year.

Nine-month periods ended September 30, 2012 and 2011:

On a same facility basis, during the first nine months of 2012, as compared to the comparable period of 2011, net revenues at our behavioral health care facilities increased 4% or $102 million to $2.54 billion from $2.44 billion. Income before income taxes increased $49 million or 9% to $611 million or 24.0% of net revenues during the nine-month period ended September 30, 2012, as compared to $562 million or 23.0% of net revenues during the comparable period of 2011.

On a same facility basis, inpatient admissions and adjusted admissions to our behavioral health facilities increased 4.8% and 5.0%, respectively, during the nine-month period ended September 30, 2012 as compared to the comparable period of 2011. Patient days and adjusted patient days increased 1.0% and 1.2%, respectively, during the nine-month period ended September 30, 2012 as compared to the comparable period of 2011. The average length of inpatient stay at these facilities was 14.0 days and 14.5 days during the nine-month periods ended September 30, 2012 and 2011, respectively. The occupancy rate, based on the average available beds at these facilities, was 75% and 74% during each of the nine-month periods ended September 30, 2012 and 2011. During the nine-month period ended September 30, 2012, net revenue per adjusted admission decreased 0.7% and net revenue per adjusted patient day increased 2.9%, as compared to the comparable period of 2011.

All Behavioral Health Care Facilities

The following table summarizes the results of operations for our behavioral health care facilities for the three and nine-month periods ended September 30, 2012 and 2011.

Three-month periods ended September 30, 2012 and 2011:

Included in the financial results below for the three-month period ended September 30, 2012, in addition to our behavioral health care facilities’ same facility basis financial results as discussed above, were various other items that combined to a net favorable aggregate of approximately $1 million.

Nine-month periods ended September 30, 2012 and 2011:

Included in the financial results below for the nine-month period ended September 30, 2012, in addition to our behavioral health care facilities’ same facility basis financial results as discussed above, were the following items:

•

$7 million of net revenues recorded during the first quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned pursuant to the Oklahoma Supplemental Hospital Offset Payment Program;

•

$7 million of net revenues recorded during the second quarter of 2012 representing the 2011 portion of the net Medicaid supplemental reimbursements earned primarily from new programs approved in Indiana and Ohio which were retroactive to July 1, 2011, and;

•	an other combined net favorable aggregate of $3 million during the first nine months of 2012 and an other combined net unfavorable aggregate of $2 million during the first nine months of 2011.

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
		% of Net		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues before provision for doubtful accounts	$863,995		$843,535		$2,638,400		$2,550,833
Less: Provision for doubtful accounts	22,326		17,710		66,144		57,497

Net revenues	841,669	100.0%	825,825	100.0%	2,572,256	100.0%	2,493,336	100.0%

Operating charges:
Salaries, wages and benefits	417,794	49.6%	414,014	50.1%	1,276,741	49.6%	1,252,040	50.2%
Other operating expenses	149,845	17.8%	150,752	18.3%	444,522	17.3%	454,314	18.2%
Supplies expense	40,414	4.8%	45,349	5.5%	126,686	4.9%	134,477	5.4%
Depreciation and amortization	23,809	2.8%	22,141	2.7%	69,214	2.7%	65,241	2.6%
Lease and rental expense	8,665	1.0%	8,887	1.1%	25,731	1.0%	26,231	1.1%

Subtotal-operating expenses	640,527	76.1%	641,143	77.6%	1,942,894	75.5%	1,932,303	77.5%

Income from operations	201,142	23.9%	184,682	22.4%	629,362	24.5%	561,033	22.5%
Interest expense, net	431	0.1%	378	0.0%	1,192	0.0%	1,352	0.1%

Income before income taxes	200,711	23.8%	184,304	22.3%	628,170	24.4%	559,681	22.4%

Sources of Revenue

Overview: We receive payments for services rendered from private insurers, including managed care plans, the federal government under the Medicare program, state governments under their respective Medicaid programs and directly from patients.

The following table shows the approximate percentages of net patient revenue for the three and nine-month periods ended September 30, 2012 and 2011 presented: (i) on a combined basis for both our acute care and behavioral health facilities; (ii) for our acute care facilities only, and; (iii) for our behavioral health facilities only:

Acute Care and Behavioral Health Facilities Combined	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Third Party Payors:
Medicare	24%	24%	24%	24%
Medicaid	15%	17%	15%	17%
Managed Care (HMO and PPOs)	50%	46%	49%	46%
Other Sources	11%	13%	12%	13%

Total	100%	100%	100%	100%

Acute Care Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Third Party Payors:
Medicare	28%	28%	29%	29%
Medicaid	7%	9%	7%	9%
Managed Care (HMO and PPOs)	59%	52%	57%	53%
Other Sources	6%	11%	7%	9%

Total	100%	100%	100%	100%

Behavioral Health Facilities	Percentage of Net Patient Revenues		Percentage of Net Patient Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Third Party Payors:
Medicare	21%	19%	19%	18%
Medicaid	23%	24%	23%	25%
Managed Care (HMO and PPOs)	40%	40%	40%	39%
Other Sources	16%	17%	18%	18%

Total	100%	100%	100%	100%

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

In November, 2012, CMS published its annual final Medicare OPPS rule for 2013. The market basket increase to the OPPS base rate is 2.6%. In addition, as outlined in the Sources of Revenues and Health Care Reform discussion below, CMS is also required by federal law to reduce the update factor by 0.1% in federal fiscal year 2013 and to reduce the annual update by a productivity adjustment which is 0.7%. In the final rule, CMS is also implementing a significant increase in the 2013 Medicare rates for both hospital-based and community mental health center partial hospitalization programs. When other statutorily required adjustments, hospital patient service mix and the aforementioned partial hospitalization rates are considered, our overall Medicare OPPS payment increase for 2013 is estimated to be 3.5%. Excluding the behavioral health division partial hospitalization rate impact, our Medicare OPPS payment increase for 2013 is estimated to be 1.7%.

In August, 2011, the Budget Control Act of 2011 (the “2011 Act”) was enacted into law. Included in this law are the imposition of annual spending limits for most federal agencies and programs aimed at reducing budget deficits by $917 billion between 2012 and 2021, according to a report released by the Congressional Budget Office. Among its other provisions, the law established a bipartisan Congressional committee, known as the Joint Committee, which was responsible for developing recommendations aimed at reducing future federal budget deficits by an additional $1.5 trillion over 10 years. The Joint Committee was unable to reach an agreement by the November 23, 2011 deadline and, as a result, across-the-board cuts to discretionary, national defense and Medicare spending were implemented which, if triggered, would result in Medicare payment reductions of up to 2% per fiscal year with a uniform percentage reduction across all Medicare programs starting in 2013 (approximately $32 million annual reduction to our Medicare net revenues). We cannot predict whether Congress will attempt to suspend or restructure the automatic budget cuts or what other deficit reduction initiatives may be proposed by Congress.

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

During March, 2012, CMS issued new Supplemental Security Income (“SSI”) ratios utilized for calculating Medicare Disproportionate Share Hospital reimbursements (“Medicare DSH”) for federal fiscal years 2006 through 2009. As a result of these new SSI ratios, acute care hospitals are required to recalculate their Medicare DSH for the affected years and record adjustments for differences in estimated reimbursements. In addition, two of our acute care hospitals located in Florida were notified that the respective counties in which they operate were no longer funding the hospitals with certain reimbursements resulting from reductions in federal matching Inter-Governmental Transfer funds. As a result of the unfavorable adjustments required from the revised SSI ratios, and the write-off of receivables from certain counties located in Florida, our pre-tax consolidated financial results during the nine-month period ended September 30, 2012 were unfavorably impacted by an aggregate of approximately $8 million (net of the portion attributable to third-party non-controlling ownership interests).

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

During 2011, we began implementing EHR applications at certain of our acute care hospitals and will continue to do so, on a hospital-by-hospital basis, until completion which is scheduled to occur by the end of June, 2013. As of September 30, 2012, EHR applications have been implemented at eleven of our acute care hospitals, the majority of which occurred during the second and third quarters of 2012. Our acute care hospitals will be eligible for Medicare and Medicaid EHR incentive payments upon implementation of the EHR application, assuming they meet the “meaningful use” criteria. Eight hospitals met the “meaningful use” criteria during the first nine months of 2012 and we anticipate that one additional hospital will qualify by the end of 2012.

Our consolidated results of operations for the three-month period ended September 30, 2012 includes a favorable pre-tax impact of approximately $2 million consisting of approximately $11 million of EHR incentive income less approximately $3 million of salaries, wages, benefits and other operating expenses, approximately $5 million of depreciation and amortization expense and approximately $1 million of income attributable to noncontrolling interests. Our consolidated results of operations for the nine-month period ended September 30, 2012 includes an unfavorable pre-tax impact of approximately $6 million consisting of approximately $12 million of EHR incentive income less approximately $11 million of salaries, wages, benefits and other operating expenses, approximately $8 million of depreciation and amortization expense and approximately $1 million of loss attributable to noncontrolling interests. The EHR incentive income recorded during the second and third quarters of 2012 consists of state Medicaid EHR incentive payments attributable to our acute care hospitals that met the “meaningful use” criteria during those periods.

We previously classified approximately $2 million of EHR incentive income as net revenues in our condensed consolidated statements of income for the three and six months ended June 30, 2012. That amount has been reclassified and is now included in the line item “EHR incentive income” in our condensed consolidated statements of income for the nine months ended September 30, 2012.

We have received an aggregate of approximately $21 million of state Medicaid, EHR incentive payments as of September 30, 2012. These payments, which are/were reflected as deferred EHR incentive income on our consolidated balance sheet (included in other current liabilities), will be/were recorded as EHR incentive income in our consolidated statements of income in the periods in which the applicable hospitals are deemed to have met the “meaningful use” criteria. Upon meeting the “meaningful use” criteria, our hospitals may become entitled to additional Medicaid incentive payments in future periods.

Federal regulations require that Medicare EHR incentive payments be computed based on the Medicare cost report that begins in the federal fiscal period in which a hospital meets the applicable “meaningful use” requirements. Since the annual Medicare cost report periods for each of our acute care hospitals ends on December 31st, we will recognize Medicare EHR incentive income for each hospital during the fourth quarter of the year in which the facility meets the “meaningful use” criteria and during the fourth quarter of each applicable subsequent year.

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

We receive Medicaid revenues in excess of $90 million annually from each of Texas, Pennsylvania, Washington, D.C., Illinois, Massachusetts and Virginia, making us particularly sensitive to reductions in Medicaid and other state based revenue programs (which have been implemented in various forms with respect to our areas of operation in the respective 2013 state fiscal years) as well as regulatory, economic, environmental and competitive changes in those states. In the states in which we operate, based upon the state budgets for the 2012 fiscal year (which generally began at various times during the second half of 2011), we estimate that, on a blended basis, our aggregate Medicaid rates have been reduced by approximately 3% to 4% (or approximately $45 million to $55 million annually) from the average rates in effect during the states’ 2011 fiscal years (which generally ended during the third quarter of 2011). Our consolidated results of operations for the three and nine-month periods ended September 30, 2012 include the pro rata portion of these Medicaid rate reductions. Based upon the state budgets for the 2013 fiscal year (which generally begin at various times during the second half of 2012), we estimate that, on a blended basis, our aggregate Medicaid rates will be reduced by approximately 1% (or approximately $15 million annually) from the average rates in effect during the states’ 2012 fiscal years (which generally end during the third quarter of 2012). We can provide no assurance that further reductions to Medicaid revenues, particularly in the above-mentioned states, will not have a material adverse effect on our future results of operations.

Certain of our acute care hospitals located in various counties of Texas (Hidalgo, Maverick, Potter and Webb) participate in CMS-approved private Medicaid supplemental payment (“UPL”) programs. These hospitals also have affiliation agreements with third-party hospitals to provide free hospital and physician care to qualifying indigent residents of these counties. Our hospitals receive both UPL payments from the Medicaid program and indigent care payments from third-party, affiliated hospitals. The UPL payments are contingent on the county or hospital district making an Inter-Governmental Transfer (“IGT”) to the state Medicaid program while the indigent care payment is contingent on a transfer of funds from the applicable affiliated hospitals. We recorded net UPL and affiliated hospital indigent care revenues of $6 million and $7 million during the three-month periods ended September 30, 2012 and 2011, respectively, $18 million and $25 million during the nine-month periods ended September 30, 2012 and 2011, respectively. For state fiscal year 2013, Texas Medicaid will continue to operate under a CMS-approved Section 1115 five-year Medicaid waiver demonstration program. During the first five years of this program that started in state fiscal year 2012, the Texas Health and Human Services Commission (“THHSC”) transitioned away from UPL payments to new waiver incentive payment programs. During the first year of transition, which commenced on October 1, 2011, THHSC made payments to Medicaid UPL recipient providers that received payments during the state’s prior fiscal year. During transition years two through five, THHSC will make incentive payments under the program after certain qualifying criteria are met by hospitals. If the applicable hospital district or county makes IGTs consistent with 2012 levels, we believe we would be entitled to aggregate net revenues earned pursuant to these programs of approximately $25 million during the state fiscal year state 2013 which ends September 30, 2013.

We incur health-care related taxes (“Provider Taxes”) imposed by states in the form of a licensing fee, assessment or other mandatory payment which are related to: (i) healthcare items or services; (ii) the provision of, or the authority to provide, the health care items of services, or; (iii) the payment for the health care items or services. Such Provider Taxes are subject to various federal regulations that limit the scope and amount of the taxes that can be levied by states in order to secure federal matching dollars as part of their respective state Medicaid programs. We derive a related Medicaid reimbursement benefit from assessed Provider Taxes in the form of Medicaid claims based payment increases and/or lump sum Medicaid supplemental payments. We earned an aggregate net benefit of approximately $5 million and $6 million during the three-month periods ended September 30, 2012 and 2011, respectively, and $15 million and $15 million during the nine-month periods ended September 30, 2012 and 2011, respectively, from Medicaid supplemental payments, after assessed Provider Taxes were considered (exclusive of our hospitals located in Oklahoma, Indiana and Ohio, as discussed below). Excluding Oklahoma, Indiana and Ohio, we estimate that our aggregate net benefit from these Provider Tax programs will approximate $5 million during the remaining three months of 2012. The aggregate net benefit is earned from multiple states and therefore no particular state’s portion is individually material to our consolidated financial statements. However, Provider Taxes are governed by both federal and state laws and are subject to future legislative changes that, if reduced from current rates in several states, could have a material adverse impact on our consolidated future results of operations.

In January, 2012, the state of Oklahoma was granted federal approval by the Centers for Medicare and Medicaid Services (“CMS”) for the Supplemental Hospital Offset Payment Program (“SHOPP”) which grants the Oklahoma Health Care Authority the authority to assess a 2.5%

fee on certain Oklahoma hospitals and to make Medicaid supplemental payments to hospitals through December 31, 2014, retroactive to July 1, 2011. The state finalized the initial supplemental payment program amounts in March, 2012. Pursuant to the terms and conditions of the SHOPP program during the state’s fiscal years of 2012 and 2013, we estimate that we are entitled to annual net reimbursements of approximately $14 million, retroactive to July 1, 2011. Our pre-tax consolidated financial results for the three and nine-month periods ended September 30, 2012 were favorably impacted by approximately $3 million and $17 million, respectively, consisting of revenues related to the SHOPP program covering the period of July 1, 2011 through September 30, 2012.

In addition, during the second quarter of 2012, new supplemental Medicaid programs were initiated in Indiana and Ohio in which we operate behavioral health care facilities. Our pre-tax consolidated financial results for the three and nine-month periods ended September 30, 2012 were favorably impacted by approximately $2 million and $12 million, respectively, recorded in connection with these programs which were retroactive to July, 2011.

In California, a Medicaid state plan amendment (“SPA”) was submitted to CMS by the state requesting and extension of a prior provider tax and related Medicaid supplemental payment program retroactive to July 1, 2011 through December 31, 2013. In June, 2012, CMS approved a portion of the SPA which did not have a material impact on our consolidated financial statements for the three and nine-month periods ended September 30, 2012. Approval of the additional SPA component related to Medicaid managed care supplemental payments would have a favorable impact on our future results of operations.

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

Upon meeting certain conditions and serving a disproportionately high share of Texas’ and South Carolina’s low income patients, five of our facilities located in Texas and one facility located in South Carolina received additional reimbursement from each state’s DSH fund. In connection with these DSH programs, included in our financial results was an aggregate of $13 million and $11 million during the three-month periods ended September 30, 2012 and 2011, respectively, and $36 million and $34 million during each of the nine-month periods ended September 30, 2012 and 2011.

In August, 2012, the THHSC published a final rule that changes the Texas Medicaid Disproportionate Share Hospital (“Texas Medicaid DSH”) payment methodology which resulted in a reduction of our DSH reimbursement for SFY 2012 that was consistent with our expectations and as reflected in our consolidated financial statements as of September 30, 2012. As previously disclosed, the receipt of the Texas Medicaid DSH reimbursements is contingent on certain public hospitals in Texas making Inter-Governmental Transfers (“IGTs”) to THHSC. The remaining SFY2012 IGTs were provided to THHSC by the public hospitals prior to September 30, 2012 but we cannot make any assurance that future Texas Medicaid DSH IGTs will be made.

The South Carolina and Texas DSH programs were renewed for the state’s 2013 DSH fiscal year (covering the period of October 1, 2012 through September 30, 2013) at amounts that are expected to be similar to the 2012 fiscal year program amounts, assuming the Texas DSH program is funded by the public hospitals for the state’s 2013 DSH fiscal year. Failure to renew these DSH programs beyond their scheduled termination dates, failure of the public hospitals to provide the necessary IGTs for the states’ share of the DSH programs, failure of our hospitals that currently receive DSH payments to qualify for future DSH funds under these programs, or reductions in reimbursements, could have a material adverse effect on our future results of operations.

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

Medicare Revisions:

The Reconciliation Act reduced the market basket update for inpatient and outpatient hospitals and inpatient behavioral health facilities by 0.25% in each of 2010 and 2011 and by 0.10% in 2012 and 2013. Further, the Affordable Care Act implemented certain reforms to Medicare Advantage payments, effective in 2011.

Implemented Medicare Revisions:

•	A Medicare shared savings program (effective 2012)

•	A hospital readmissions reduction program (effective 2012)

•	A value-based purchasing program for hospitals (effective 2012)

Future Medicare Revisions:

•	A national pilot program on payment bundling (effective 2013)

•	Reduction to Medicare disproportionate share hospital (“DSH”) payments (effective 2014)

Medicaid Revisions:

•	Expanded Medicaid eligibility and related special federal payments (effective 2014)

•	Reduction to Medicaid DSH (effective 2014)

Health Insurance Revisions:

•	Large employer insurance reforms (effective 2014)

•	Individual insurance mandate and related federal subsidies (effective 2014)

•	Federally mandated insurance coverage reforms (2010 and forward)

The above-mentioned Medicare market basket revisions implemented in 2010 did not have a material impact on our results of operations to date. The Medicare shared savings, hospital readmissions reduction and value-based purchasing programs that will become effective in 2012 are not expected to have a material impact on results of operations. We are unable to estimate the future impact of the other remaining legislative changes as outlined above.

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

Other Operating Results

The combined net revenues and income before income taxes generated at our surgical hospitals, ambulatory surgery centers and radiation oncology centers was not material to our results of operations during each of the three and nine-month periods ended September 30, 2012 and 2011.

Interest Expense:

Interest expense was $45 million and $48 million during the three-month periods ended September 30, 2012 and 2011, respectively, and $138 million and $155 million during the nine-month periods ended September 30, 2012 and 2011, respectively. Below is a schedule of our interest expense for the three and nine month periods ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revolving credit & demand notes (b.)	$1,182	$1,214	$4,362	$5,251
$200 million, 6.75% Senior Notes due 2011 (a.)	—	3,378	—	10,133
$400 million, 7.125% Senior Notes due 2016	7,124	7,124	21,372	21,372
$250 million, 7.00% Senior Notes due 2018	4,375	4,375	13,125	13,125
Term Loan A (b.)	5,564	6,041	16,934	21,521
Term Loan B (b.)	13,234	14,997	41,059	50,241
Term Loan A2 (b.)	644	0	644	0
Accounts receivable securitization program	590	674	1,984	2,015

Subtotal-revolving credit, demand notes, Senior Notes, term loan facilities and accounts receivable securitization program	32,713	37,803	99,480	123,658
Interest rate swap expense, net	5,398	2,248	15,841	5,851
Amortization of financing fees	7,087	7,236	21,653	13,781
Other combined interest expense	1,573	1,387	4,759	11,746
Capitalized interest on major construction and other projects	(1,543)	(178)	(3,858)	(229)
Interest income	(21)	(44)	(70)	(130)

Interest expense, net	$45,207	$48,452	$137,805	$154,677

(a.)	The $200 million, 6.75% Senior Notes matured and were paid in full on November 15, 2011 utilizing borrowings pursuant to our revolving credit agreement.
(b.)	In September, 2012, we entered into a Second Amendment to our credit agreement, dated as of November 15, 2010, as amended on March 15, 2011. The Second Amendment provides for a new $900 million Term Loan-A (“Term Loan A-2”) with a final maturity date of August 15, 2016 and extends the maturity date on the majority of the existing revolving credit facility and Term Loan-A by nine months to mature on August 15, 2016. The Second Amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement as previously amended, including interest rates, remain unchanged. We used $700 million of the proceeds from the new Term Loan A-2 to extinguish a portion of our higher priced, existing Term Loan-B facility. The remainder of the new Term Loan A-2 was used to pay transaction related fees and expenses and to repay other floating rate debt.

Interest expense decreased $3 million during the three-month period ended September 30, 2012, as compared to the comparable quarter of 2011. The decreased interest expense during the third quarter of 2012, as compared to the comparable quarter of 2011, was due primarily to: (i) a $5 million decrease in interest expense due primarily to a decrease in our average outstanding borrowings and a decrease in our average effective borrowing rate (due primarily to the repayment of the $200 million, 6.75% Senior Notes in November, 2011 utilizing borrowings pursuant to our revolving credit agreement which are borrowed at a lower interest rate and, as mentioned in (b) above, the extinguishment of $700 million of borrowings pursuant to our Term Loan B with proceeds from the new Term Loan A-2 which are borrowed at a lower interest rate); (ii) a $1 million decrease in interest expense due to an increase interest being capitalized on major construction and other projects, partially offset by; (iii) a $3 million increase in interest expense due to an increase in our net interest rate swap expense.

Interest expense decreased $17 million during the nine-month period ended September 30, 2012, as compared to the comparable period of 2011. The decreased interest expense during the first nine months of 2012, as compared to the comparable period of 2011, was due primarily to: (i) a $24 million decrease in interest expense due primarily to a decrease in our average outstanding borrowings and a decrease in our average effective borrowing rate (due primarily to the repayment of the $200 million, 6.75% Senior Notes in November, 2011 utilizing borrowings pursuant to our revolving credit agreement which are borrowed at a lower interest rate and, as mentioned in (b) above, the extinguishment during the third quarter of 2012 of $700 million of borrowings pursuant to our Term Loan B with proceeds from the new Term Loan A-2 which are borrowed at a lower interest rate); (ii) a $4 million decrease in interest expense due to an increase interest being capitalized on major construction and other projects, partially offset by; (iii) a $10 million increase in interest expense due to an increase in our net interest rate swap expense.

Discontinued Operations

In October of 2012, we completed the divestiture of Auburn Regional Medical Center (“Auburn”), a 159-bed acute care hospital located in Auburn, Washington, for total cash proceeds of approximately $93 million including estimated working capital. This divestiture is expected to result in a substantial pre-tax gain which will be recorded in our consolidated financial statements during the fourth quarter of 2012.

In connection with the receipt of antitrust clearance from the Federal Trade Commission (“FTC”) in connection with our acquisition of Ascend Health Corporation in October of 2012, we have agreed to certain conditions, including the divestiture, within approximately six months, of Peak Behavioral Health Services (“Peak”), a 104-bed behavioral health care facility located in Santa Teresa, New Mexico. The revenues of Peak were approximately $14 million during each of the nine-month period ended September 30, 2012, and the twelve–month period ended December 31, 2011.

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

The operating results for Auburn, Peak and the three former PSI facilities located in Delaware and Nevada are reflected as discontinued operations during our period of ownership for each of the periods presented herein. Since the aggregate income from discontinued operations before income tax expense for these facilities is not material to our consolidated financial statements, it is included as a reduction to other operating expenses. The aggregate pre-tax net gain on the divestiture of San Juan Capestrano in January, 2012 did not have a material impact on our consolidated results of operations during the first quarter of 2012. Assets and liabilities for Auburn and Peak are reflected as “held for sale” on our Consolidated Balance Sheet as of September 30, 2012, and the assets and liabilities for the Hospital San Juan Capestrano were reflected as “held for sale” on our Consolidated Balance Sheet as of December 31, 2011.

The following table shows the results of operations for Auburn and Peak and the former PSI facilities located in Delaware and Nevada, on a combined basis, which were reflected as discontinued operations during our period of ownership for each of the periods presented herein (amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenues	$29,372	$36,685	$92,706	$121,011
(Loss) income from discontinued operations, before income taxes	(1,231)	819	(697)	6,532
Income tax benefit (expense)	472	(310)	267	(2,473)

(Loss) income from discontinued operations, net of income taxes	($759)	$509	($430)	$4,059

Provision for Income Taxes and Effective Tax Rates:

The effective tax rates, as calculated by dividing the provision for income taxes by income before income taxes, were as follows for the three and nine-month periods ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Provision for income taxes	$42,132	$52,234	$188,880	$192,638
Income before income taxes	123,505	147,076	530,267	533,501

Effective tax rate	34.1%	35.5%	35.6%	36.1%

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

The effective tax rates, as calculated by dividing the provision for income taxes by the difference in income before income taxes, minus net income attributable to noncontrolling interests, were as follows for each of the three and nine-month periods ended September 30, 2012 and 2011 (dollar amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Provision for income taxes	$42,132	$52,234	$188,880	$192,638

Income before income taxes	123,505	147,076	530,267	533,501
Less: Net income attributable to noncontrolling interests	(9,556)	(9,788)	(33,402)	(37,967)

Income before income taxes and after net income attributable to noncontrolling interests	113,949	137,288	496,865	495,534

Effective tax rate	37.0%	38.0%	38.0%	38.9%

The decrease in the effective tax rates during the three-month period ended September 30, 2012, as compared to the comparable quarter of 2011, was primarily attributable to a favorable income tax adjustment of approximately $2 million recorded during the third quarter of 2012. The decrease in the effective tax rate during the nine-month period ended September 30, 2012, as compared to the comparable period of 2011, was primarily attributable to a decrease in our blended effective state income tax rate and a favorable income tax adjustment of approximately $2 million recorded during the third quarter of 2012.

Liquidity

Net cash provided by operating activities

Net cash provided by operating activities was $535 million during the nine-month period ended September 30, 2012 and $563 million during the comparable period of 2011. The net decrease of $27 million was primarily attributable to the following:

•

a favorable change of $39 million due to an increase in net income plus/minus depreciation and amortization expense, stock-based compensation expense, write-off of deferred charges related to extinguished debt and gains/losses on sales of assets and businesses;

•

a $103 million unfavorable change in accrued and deferred income taxes due primarily to the income tax payments during the first nine months of 2011 being favorably impacted/reduced by an income tax overpayment relating to 2010 and a postponement of third quarter 2011 federal estimated income tax payments granted by the Internal Revenue Service to certain taxpayers located in areas that were impacted by flooding during the third quarter of 2011;

•	a $31 million favorable change in other working capital accounts due primarily to the timing of accounts payable and accrued compensation payments;

•	a $17 million favorable change in accounts receivable;

•	a $17 million unfavorable change accrued insurance expense, net of payments made in settlement of self-insurance claims, and;

•	$6 million of other combined net favorable changes.

Days sales outstanding (“DSO”): Our DSO are calculated by dividing our net revenue by the number of days in the nine-month periods. The result is divided into the accounts receivable balance at September 30th of each year to obtain the DSO. Our DSO were 55 days at September 30, 2012 and 50 days at September 30, 2011.

Contributing to the increase in our DSO as of September 30, 2012, as compared to September 30, 2011, was an increase in receivables from the state of Illinois. As of September 30, 2012 and December 31, 2011, our accounts receivable includes approximately $76 million and $54 million, respectively, due from Illinois. Collection of these receivables continues to be delayed due to state budgetary and funding pressures. Approximately $55 million as of September 30, 2012, and $41 million as of December 31, 2011, of the receivables due from Illinois have been outstanding in excess of 60 days, as of each respective date, and a large portion will likely remain outstanding for the foreseeable future. Since we expect to eventually collect all amounts due to us, no related reserves have been established in our consolidated financial statements. However, we can provide no assurance that we will eventually collect all amounts due to us from Illinois. Failure to ultimately collect all outstanding amounts due from Illinois would have an adverse impact on our future consolidated results of operations and cash flows.

Net cash used in investing activities

During the first nine months of 2012, we used $286 million of net cash in investing activities as follows:

•

spent $282 million to finance capital expenditures including capital expenditures for equipment, renovations and new projects at various existing facilities, including the construction costs related to the newly constructed Temecula Valley Hospital, a 140-bed acute care facility located in Temecula, California which is scheduled to be completed and opened in mid-2013 and additional/renovated capacity at certain of our behavioral health facilities;

•	spent $42 million in connection with the purchase and implementation of an electronic health records application;

•	received $56 million in connection with the divestiture of the Hospital San Juan Capestrano and the divestiture of the real property of two non-operating behavioral health care facilities;

•	spent $25 million in connection with the acquisition of physician practices and various real property, and;

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

Net cash provided by/used in financing activities

During the first nine months of 2012, we used $264 million of net cash in financing activities as follows:

•

spent $1.13 billion on net repayments of debt due primarily to repayments pursuant to our: (i) Term Loan A ($36 million), Term Loan B ($713 million), revolving credit ($196 million), accounts receivable securitization ($180 million) and other debt facilities ($3 million);

•

generated $906 million of proceeds from: (i) $900 million of borrowings pursuant to our new Term Loan A2 facility, as discussed below, and; (ii) $6 million of borrowings pursuant to a short-term, on-demand facility;

•	spent $14 million to pay profit distributions related to noncontrolling interests in majority owned businesses;

•	spent $10 million to repurchase shares of our Class B Common Stock;

•	spent $15 million to pay quarterly cash dividends of $.05 per share;

•

spent $8 million in financing costs in connection with the amendment to our credit facility (which includes our existing revolving credit agreement, Term Loan A and Term Loan B facilities and our new Term Loan A2 facility) which was completed during in March, 2012, as discussed below, and;

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

Agreement to Acquire Ascend Health Corporation:

In October, 2012, we completed the acquisition of Ascend Health Corporation (“Ascend”) for $500 million in cash. Prior to the acquisition, Ascend was the largest private psychiatric hospital provider with 9 owned or leased freestanding psychiatric inpatient facilities located in 5 states including Texas, Arizona, Utah, Oregon and Washington.

Expected Capital Expenditures During the Remainder of 2012:

During the remaining three months of 2012, we expect to spend approximately $85 million to $95 million on capital expenditures. We believe that our capital expenditure program is adequate to expand, improve and equip our existing hospitals. We expect to finance all capital expenditures and acquisitions with internally generated funds and/or additional funds, as discussed below.

Capital Resources

Credit Facilities and Outstanding Debt Securities

On September 21, 2012, we entered into a second amendment to our credit agreement, dated as of November 15, 2010, as amended on March 15, 2011, with several banks and other financial institutions (“Credit Agreement”). The second amendment, which was effective on September 21, 2012, provides for a new $900 million Term Loan-A (“Term Loan A2”) with a final maturity date of August 15, 2016 and extended the maturity date on approximately $777 million of our existing $800 million revolving credit facility, and $943 million of our existing Term Loan-A facility, by nine months to mature on August 15, 2016. Approximately $23 million of our revolving credit facility commitment and $45 million of our existing Term Loan-A was not extended and is scheduled to mature on November 15, 2015. The second amendment also provides for increased flexibility for refinancing and certain other modifications but substantially all other terms of the Credit Agreement, dated as of November 15, 2010 and as previously amended in March, 2011, including interest rates, remain unchanged.

On September 21, 2012, we used $700 million of the proceeds from the new Term Loan-A2 to extinguish a portion of our higher priced, existing Term Loan-B facility. Current pricing under the new Term Loan-A2 is 100 basis points lower than the Term Loan-B facility and does not include a LIBOR floor whereas the Term Loan-B facility has a 1% LIBOR floor. The remainder of the new Term Loan-A2 was used to pay transaction related fees and expenses and to repay other floating rate debt. During the third quarter of 2012, in connection with the extinguishment of a portion of our Term Loan-B facility, we recorded a pre-tax charge of $29 million to write-off the related portion of the Term Loan-B deferred financing costs.

The Credit Agreement, as amended on September 21, 2012, is a senior secured facility which provides for an aggregate commitment amount of $3.43 billion, comprised of a $800 million revolving credit facility, a $988 million Term Loan-A facility, a $746 million Term Loan-B facility and a $900 million Term Loan-A2 facility. The revolving credit facility includes a $125 million sub-limit for letters of credit. The Credit Agreement is secured by substantially all of the assets of the Company and our material subsidiaries and guaranteed by our material subsidiaries.

Borrowings under the Credit Agreement bear interest at the ABR rate which is defined as the rate per annum equal to, at our election (1) the greatest of (a) the lender’s prime rate, (b) the weighted average of the federal funds rate, plus 0.5% and (c) one month Eurodollar rate plus 1%, in each case, plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 0.50% to 1.25% for revolving credit and Term Loan-A borrowings and 1.75% to 2.00% for Term Loan B borrowings or (2) the one, two, three or six month Eurodollar rate (at our election), plus an applicable margin based upon our consolidated leverage ratio at the end of each quarter ranging from 1.50% to 2.25% for revolving credit and Term Loan-A borrowings and ranging from 2.75% to 3.00% for Term Loan-B borrowings. The current applicable margins are 0.75% for ABR-based loans, 1.75% for Eurodollar-based loans under the revolving credit and Term Loan-A and Term Loan-A2 facilities and 2.75% under the Term Loan-B facility. The minimum Eurodollar rate for the Term Loan-B facility is 1.00%.

As of September 30, 2012, we had $678 million of available borrowing capacity pursuant to the terms of our $800 million revolving credit facility, net of $59 million of outstanding borrowings (including borrowings outstanding pursuant to a short-term, on-demand credit facility) and $63 million of outstanding letters of credit. As of September 30, 2012, we had $15 million of outstanding borrowings under a short-term, on-demand credit facility. Outstanding borrowings pursuant to this facility are classified as long-term debt on our Consolidated Balance Sheet since we have the intent and ability to refinance through available borrowings under the terms of our Credit Agreement.

In October, 2010, we amended our accounts receivable securitization program (“Securitization”) with a group of conduit lenders and liquidity banks. We increased the size of the Securitization to $240 million (the “Commitments”), from $200 million, and extended the maturity date to October 25, 2013. In May, 2012, we further increased the size of the securitization by $35 million to $275 million. Substantially all of the patient-related accounts receivable of our acute care hospitals (“Receivables”) serve as collateral for the outstanding borrowings. The interest rate on the borrowings is based on the commercial paper rate plus a spread of 0.475% and there is a facility fee of 0.375% required on 102% on the Commitments. We have accounted for this Securitization as borrowings. We maintain effective control over the Receivables since, pursuant to the terms of the Securitization, the Receivables are sold from certain of our subsidiaries to special purpose entities that are wholly-owned by us. The Receivables, however, are owned by the special purpose entities, can be used only to satisfy the debts of the wholly-owned special purpose entities, and thus are not available to us except through our ownership interest in the special purpose entities. The wholly-owned special purpose entities use the Receivables to collateralize the loans obtained from the group of third-party conduit lenders and liquidity banks. The group of third-party conduit lenders and liquidity banks do not have recourse to us beyond the assets of the wholly-owned special purpose entities that securitize the loans. At September 30, 2012, we had $60 million of outstanding borrowings and $215 million of additional capacity pursuant to the terms of our accounts receivable securitization program.

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

Our Credit Agreement includes a material adverse change clause that must be represented at each draw. The Credit Agreement contains covenants that include a limitation on sales of assets, mergers, change of ownership, liens and indebtedness, transactions with affiliates and dividends; and requires compliance with financial covenants including maximum leverage and minimum interest coverage ratios. We are in compliance with all required covenants as of September 30, 2012.

The carrying amount and fair value of our debt was $3.44 billion and $3.53 billion at September 30, 2012, respectively. The fair value of our debt was computed based upon quotes received from financial institutions and we consider these to be “level 2” in the fair value hierarchy as outlined in the authoritative guidance for disclosures in connection with debt instruments.

Our total debt as a percentage of total capitalization was 57% at September 30, 2012 and 61% at December 31, 2011.

We expect to finance all capital expenditures and acquisitions, pay dividends and potentially repurchase shares of our common stock utilizing internally generated and additional funds. Additional funds may be obtained through: (i) borrowings under our existing revolving credit facility and/or our accounts receivable securitization program or through refinancing the existing agreement/program; (ii) the issuance of other long-term debt, and/or; (iii) the issuance of equity. In the event we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time. Our inability to obtain financing on terms acceptable to us could have a material unfavorable impact on our results of operations, financial condition and liquidity.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2012, there have been no material changes in the off-balance sheet arrangements consisting of operating leases and standby letters of credit and surety bonds. Reference is made to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Off-Balance Sheet Arrangements, in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of September 30, 2012, we were party to certain off balance sheet arrangements consisting of standby letters of credit and surety bonds which totaled $81 million consisting of: (i) $66 million related to our self-insurance programs, and; (ii) $15 million of other debt and public utility guarantees.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the quantitative and qualitative disclosures during the three months ended September 30, 2012. Reference is made to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

As of September 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we performed an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “1934 Act”). Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the 1934 Act and the SEC rules thereunder.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Two Rivers Psychiatric Hospital:

In April, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued notice of its decision terminating Two Rivers Psychiatric Hospital (“Two Rivers”) in Kansas City, Missouri from participation in the Medicare and Medicaid program. The termination notice was issued as a result of surveys conducted which allegedly found Two Rivers to be out of compliance with the conditions of participation required for participation in the Medicare program and for Two Rivers’ alleged failure to alleviate an “immediate jeopardy” situation. Two Rivers filed an administrative appeal with the U.S. Department of Health and Human Services, Departmental Appeal Board, Civil Remedies Division, seeking review and reversal of that decision. In addition, Two Rivers filed a complaint in the U.S. District Court for the Western District of Missouri seeking a temporary restraining order and preliminary injunction against CMS rescinding the termination action. Later in April, 2011, the District Court issued a temporary restraining order abating the termination action pending a preliminary injunction hearing or an agreement with CMS. In May, 2011, Two Rivers and CMS entered into a settlement agreement which resulted in the rescission of the termination notice and actions by CMS. Pursuant to the terms of the agreement, Two Rivers was required to submit an acceptable plan of correction relative to the immediate jeopardy citation and engage independent experts in various disciplines to analyze and develop implementation plans for Two Rivers to meet the applicable Medicare conditions of participation. Both of these actions have occurred. Pursuant to the agreement, CMS conducted an initial survey of Two Rivers in April 2012 to determine if the Medicare conditions of participation, which formed the basis of the termination action in April

2011, have been met. In late April, 2012, CMS advised Two Rivers that it has successfully passed this initial survey. Pursuant to the terms of the agreement, a second survey will be conducted either late 2012 or early 2013 to further confirm that Two Rivers is in compliance with all Medicare/Medicaid Conditions of Participation. During the term of this agreement, Two Rivers remains eligible to receive reimbursements for services rendered to Medicare and Medicaid beneficiaries. Two Rivers remains fully committed to providing high-quality healthcare to their patients and the community it serves. We therefore intend to work expeditiously and collaboratively with CMS in an effort to resolve these matters. We can provide no assurance that Two Rivers will not ultimately lose its Medicare certification. The operating results of Two Rivers did not have a material impact on our consolidated results of operations or financial condition for the nine-month period ended September 30, 2012 or the year ended December 31, 2011.

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

Garden City Employees’ Retirement System v. PSI:

This is a purported shareholder class action lawsuit filed in the United States District Court for the Middle District of Tennessee against PSI and the former directors in 2009 alleging violations of federal securities laws. We intend to defend the case vigorously. Should we be deemed liable in this matter, we believe we would be entitled to commercial insurance recoveries for amounts paid by us, subject to certain limitations and deductibles. Included in our consolidated balance sheets as of September 30, 2012 and December 31, 2011, is an estimated reserve (current liability) and corresponding commercial insurance recovery (current asset) which did not have a material impact on our financial statements. Although we believe the commercial insurance recoveries are adequate to satisfy potential liability and related legal fees in connection with this matter, we can provide no assurance that the ultimate liability will not exceed the commercial insurance recoveries which would make us liable for the excess.

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

Virginia Department of Medical Assistance Services Recoupment Claims:

The Virginia Department of Medical Assistance Services (“DMAS”) has conducted audits at seven former PSI Residential Treatment Centers operated in the Commonwealth of Virginia to confirm compliance with provider rules under the state’s Medicaid Provider Services Manual (“Manual”). As a result of those audits, DMAS claims the facilities failed to comply with the requirements of the Manual and has requested repayment of Medicaid payments to those facilities. PSI had previously filed appeals to repayment demands at each facility which are currently pending. We have recently reached a preliminary settlement of this matter which requires finalization of a definitive agreement and approval of Virginia state officials. The aggregate refund of Medicaid payments made to those facilities, as requested by DMAS, and the settlement amount is not material to our consolidated financial position or results of operations.

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

In various prior years, our Board of Directors has approved stock repurchase programs authorizing us to purchase shares of our outstanding Class B Common Stock on the open market at prevailing market prices or in negotiated transactions off the market. There is no expiration date for our stock repurchase programs. The most recent approval occurred during 2007 at which time our Board of Directors authorized the purchase of up to 10 million shares, 29,679 shares of which (as reflected below) remains available for purchase as of September 30, 2012. Pursuant to the terms of our program, we purchased 155,909 shares at an average price of $43.29 per share or approximately $6.7 million in the aggregate during the third quarter of 2012 and 226,441 shares at an average price of $42.73 per share or approximately $9.7 million in the aggregate during the first nine months of 2012. The following schedule provides information related to our stock repurchase programs for each of the three months ended September 30, 2012:

2012 period	Additional shares authorized for repurchase	Total number of shares purchased	Average price paid per share for forfeited restricted shares	Total number of shares purchased as part of publicly announced programs	Average price paid per share for shares purchased as part of publicly announced program	Aggregate purchase price paid	Maximum number of shares that may yet be purchased under the program
July, 2012	—	9,694	N/A	9,694	$42.28	$409,822	175,894
August, 2012	—	4,526	N/A	3,776	39.67	149,813	172,118
September, 2012	—	142,439	N/A	142,439	43.45	6,189,126	29,679

Total July- September	—	156,659	N/A	155,909	$43.29	$6,748,761	29,679

Dividends

During the quarter ended September 30, 2012, we declared and paid dividends of $.05 per share.

Item 6.	Exhibits

(a) Exhibits:

11	Statement re computation of per share earnings is set forth in Note 7 of the Notes to Condensed Consolidated Financial Statements.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

UNIVERSAL HEALTH SERVICES, INC. AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Health Services, Inc.
(Registrant)

Date: November 8, 2012	/s/ ALAN B. MILLER
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